Form 10-K
period 2018-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2019-02-21
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
4 Irving Place,
New York, New York 10003
(212) 460-4600
 ___________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Consolidated Edison, Inc.,
Common Shares ($.10 par value)	New York Stock Exchange

CON EDISON ANNUAL REPORT 2018	1

Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Consolidated Edison, Inc. (Con Edison)	Yes	☒	No	☐
Consolidated Edison Company of New York, Inc. (CECONY)	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒
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
The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2018, was approximately $24.3 billion.
As of January 31, 2019, Con Edison had outstanding 321,077,152 Common Shares ($.10 par value).
All of the outstanding common equity of CECONY is held by Con Edison.

2	CON EDISON ANNUAL REPORT 2018

Documents Incorporated By Reference
Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 20, 2019, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2018, is incorporated in Part III of this report.
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

CON EDISON ANNUAL REPORT 2018	3

Glossary of Terms
The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
LILO	Lease In/Lease Out
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

4	CON EDISON ANNUAL REPORT 2018

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
Mlb	Thousands of pounds
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced metering infrastructure
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

CON EDISON ANNUAL REPORT 2018	5

6	CON EDISON ANNUAL REPORT 2018

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

Selected Financial Data
Con Edison

	For the Year Ended December 31,
(Millions of Dollars, except per share amounts)	2014	2015		2016		2017		2018
Operating revenues	$12,919	$12,554		$12,075		$12,033		12,337
Energy costs	4,513	3,716		3,088		2,625		2,948
Operating income (h)	2,591	2,879		2,780		2,774		2,664
Net income	1,092	1,193		1,245		1,525	(g)	1,382	(g)
Total assets (e)(f)	44,071	45,642	(a)	48,255	(b)	48,111	(c)	53,920	(d)
Long-term debt (e)	11,546	12,006		14,735		14,731		17,495
Total equity	12,585	13,061		14,306		15,425		16,839
Net Income per common share – basic	$3.73	$4.07		$4.15		$4.97		$4.43
Net Income per common share – diluted	$3.71	$4.05		$4.12		$4.94		$4.42
Dividends declared per common share	$2.52	$2.60		$2.68		$2.76		$2.86
Book value per share	$42.97	$44.50		$46.91		$49.72		$52.46
Average common shares outstanding (millions)	293	293		300		307		312

(a)
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

(c)
Reflects a $2.384 million increase in net plant, offset by decreases in regulatory assets resulting from the enactment of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 (TCJA) of $2,418 million (including the netting of $1,168 million against the

CON EDISON ANNUAL REPORT 2018	7

regulatory liability for future income tax) and unrecognized pension and other postretirement costs of $348 million. See Notes B, E, F and L to the financial statements in Item 8.

(d)
Reflects a $4,149 million increase in net plant, offset by a $288 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E, and F to the financial statements in Item 8.

(e)
Reflects $85 million in 2014, related to the adoption of Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

(f)	Reflects $152 million in 2014, related to the adoption of ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”

(g)
In 2017, upon enactment of the TCJA, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, Con Edison decreased its net deferred tax liabilities by $5,312 million, recognized $259 million (or $0.85 per share) in net income, decreased its regulatory asset for future income tax by $1,250 million, decreased its regulatory asset for revenue taxes by $90 million, and accrued a regulatory liability for federal income tax rate change of $3,713 million. In 2018, the company recognized $42 million of income tax expense resulting from a re-measurement of its deferred tax assets and liabilities following the issuance of proposed TCJA regulations. See “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

(h)	Excludes the non-service components of pension and other postretirement benefits. See Notes E and F to the financial statements in Item 8.

CECONY

	For the Year Ended December 31,
(Millions of Dollars)	2014	2015		2016		2017		2018
Operating revenues	$10,786	$10,328		$10,165		$10,468		$10,680
Energy costs	2,985	2,304		2,059		2,141		2,339
Operating income (g)	2,494	2,670		2,451		2,549		2,354
Net income	1,058	1,084		1,056		1,104		1,196
Total assets (e)(f)	39,443	40,230	(a)	40,856	(b)	40,451	(c)	43,108	(d)
Long-term debt (e)	10,788	10,787		12,073		12,065		13,676
Shareholder’s equity	11,188	11,415		11,829		12,439		12,910

(a)
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

(d)
Reflects a $2,165 million increase in net plant and a $265 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E, F and L to the financial statements in Item 8.

(e)	Reflects $76 million in 2014, related to the adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

(f)	Reflects $118 million in 2014, related to the adoption of ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”

(g)	Excludes the non-service components of pension and other postretirement benefits. See Notes E and F to the financial statements in Item 8.

Significant Developments and Outlook

•
Con Edison reported 2018 net income of $1,382 million or $4.43 a share compared with $1,525 million or $4.97 a share in 2017. Adjusted earnings were $1,349 million or $4.33 a share in 2018 compared with $1,264 million or $4.12 a share in 2017. See “Results of Operations” in Item 7 and “Non-GAAP Financial Measure” below.

•
In 2018, the Utilities invested $3,210 million to upgrade and reinforce their energy delivery systems, Con Edison Transmission invested $248 million in electric transmission and gas pipeline and storage businesses and the Clean Energy Businesses invested $1,791 million primarily in renewable electric production projects, including $1,609 million to acquire Sempra Solar Holdings, LLC in December 2018. See "Capital Requirements and Resources" in Item 1 and Note U to the financial statements in Item 8.

•
In 2019, the Utilities expect to invest $3,227 million for their energy delivery systems, Con Edison Transmission expects to invest $200 million in gas pipeline businesses and the Clean Energy Businesses expect to invest $200 million in renewable electric production projects. Con Edison plans to meet its 2019 capital requirements, including for maturing securities, through internally-generated funds and the issuance of long-term debt and common equity. The company's plans include the issuance of between $1,600 million and $2,200 million of long-term debt, mostly at the Utilities, and the issuance of additional debt secured by its renewable electric production projects. The company’s plans also include the issuance of up to $500 million of common equity in addition to equity under its dividend reinvestment, employee stock purchase and long term incentive plans and

8	CON EDISON ANNUAL REPORT 2018

the physical settlement of the estimated $425 million remaining portion of its November 2018 equity forward transaction.

•
CECONY forecasts average annual growth in peak demand in its service area at design conditions over the next five years for electric and gas to be approximately 0.1 percent and 1.0 percent, respectively, and an average annual decrease in steam peak demand in its service area at design conditions over the next five years to be approximately 0.5 percent. In January 2019, due to gas supply constraints, CECONY filed notice with the NYSPSC to establish a temporary moratorium beginning in March 2019 on new applications for firm gas service in most of Westchester County. O&R forecasts average annual decrease in electric peak demand in its service area at design conditions over the next five years to be approximately 0.3 percent and average annual growth in gas peak demand in its service area over the next five years at design conditions to be approximately 0.6 percent. See “The Utilities” in Item 1.

•
In 2018, O&R, the staff of the New York State Public Service Commission (NYSPSC) and other parties entered into a joint proposal for new electric and gas rates. The joint proposal is subject to NYSPSC approval. The joint proposal provides for electric rate increases of $13.4 million, $8.0 million and $5.8 million, effective January 1, 2019, 2020 and 2021, respectively. The joint proposal provides for a gas rate decrease of $7.5 million, effective January 1, 2019 and gas rate increases of $3.6 million and $0.7 million effective January 1, 2020 and 2021, respectively. See “Rate Plans” in Note B to the financial statements in Item 8.

•
In 2018, the NYSPSC continued its Reforming the Energy Vision (REV) and related proceedings. See “Utility Regulation - State Utility Regulation - Reforming the Energy Vision” in Item 1. The NYSPSC also continued its proceedings related to the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 (TCJA), income tax accounting and an April 2017 subway power outage. In addition, the NYSPSC commenced investigations into the Utilities' preparation and response to the March 2018 Winter Storms Riley and Quinn and a July 2018 CECONY steam main rupture. See "Other Regulatory Matters" in Note B, Note H and Note L to the financial statements in Item 8.

•
In January 2019, CECONY filed a request with the NYSPSC for electric and gas rate increases of $485 million and $210 million, respectively, effective January 2020. See “Rate Plans” in Note B to the financial statements in Item 8.

•
In January 2019, Pacific Gas and Electric Company (PG&E) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of Con Edison Development renewable electric production projects with an aggregate of 680 MW (AC) of generating capacity (PG&E Projects) is sold to PG&E under long-term power purchase agreements (PG&E PPAs). At December 31, 2018, Con Edison’s consolidated balance sheet included $885 million of net non-utility plant relating to the PG&E Projects, of $1,125 million of intangible assets relating to the PG&E PPAs, $292 million of net non-utility plant of additional projects that secure the related project debt and $1,050 million of related project debt. The PG&E bankruptcy is an event of default under the PG&E PPAs. Pursuant to the related project debt agreements, distributions from the related projects to Con Edison Development have been suspended. Unless the lenders for the related project debt otherwise agree, the lenders may, upon written notice, declare principal and interest on the related project debt to be due and payable immediately and, if such amounts are not timely paid, foreclose on the related projects. See “Clean Energy Businesses - Con Edison Development” in Item 1 and “Long-Lived and Intangible Assets” in Note A and "Long-term Debt" in Note C to the financial statements in Item 8.

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

CON EDISON ANNUAL REPORT 2018	9

and Nominating Committee. This information is available in print to any shareholder who requests it. Requests should be directed to: Corporate Secretary, Consolidated Edison, Inc., 4 Irving Place, New York, NY 10003.
The "About Us - Sustainability Report” section of Con Edison’s website includes “A Clean Energy Vision,” the company’s 2017-2018 sustainability report.
Information on the Companies’ websites is not incorporated herein.
Forward-Looking Statements
This report contains forward-looking statements that are intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectations and not facts. Words such as "forecasts," "expects," "estimates," "anticipates," "intends," "believes," "plans," "will" and similar expressions identify forward-looking statements. The forward-looking statements reflect information available and assumptions at the time the statements are made, and speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to, those discussed under “Risk Factors,” in Item 1A.

Non-GAAP Financial Measure
Adjusted earnings is a financial measure that is not determined in accordance with generally accepted accounting principles in the United States of America (GAAP). This non-GAAP financial measure should not be considered as an alternative to net income, which is an indicator of financial performance determined in accordance with GAAP. Adjusted earnings excludes from net income certain other items that the company does not consider indicative of its ongoing financial performance. Management uses this non-GAAP financial measure to facilitate the analysis of the company's financial performance as compared to its internal budgets and previous financial results. Management also uses this non-GAAP financial measure to communicate to investors and others the company’s expectations regarding its future earnings and dividends on its common stock. Management believes that this non-GAAP financial measure also is useful and meaningful to investors to facilitate their analysis of the company's financial performance. The following table is a reconciliation of Con Edison’s reported net income to adjusted earnings and reported earnings per share to adjusted earnings per share.

10	CON EDISON ANNUAL REPORT 2018

(Millions of Dollars, except per share amounts)	2014	2015	2016	2017	2018
Reported net income for common stock – GAAP basis	$1,092	$1,193	$1,245	$1,525	$1,382

Income tax effect of the Tax Cuts and Jobs Act (a)	—	—	—	(259)	42
Gain on sale of solar electric production projects (pre-tax)	(45)	—	—	(2)	—
Income taxes (b)	19	—	—	1	—
Gain on sale of solar electric production projects (net of tax)	(26)	—	—	(1)	—
Loss from LILO transactions (pre-tax)(c)	2	—	—	—	—
Income taxes (b)	(1)	—	—	—	—
Loss from LILO transactions (net of tax)(c)	1	—	—	—	—
Impairment of assets held for sale (pre-tax)	—	5	—	—	—
Income taxes (b)	—	(2)	—	—	—
Impairment of assets held for sale (net of tax)	—	3	—	—	—
Gain on sale of the Clean Energy Businesses' retail electric supply business (pre-tax)	—	—	(104)	—	—
Income taxes (b)	—	—	48	—	—
Gain on sale of the Clean Energy Businesses' retail electric supply business (net of tax)	—	—	(56)	—	—
Goodwill impairment related to the Clean Energy Businesses' energy service business (pre-tax)	—	—	15	—	—
Income taxes (b)	—	—	(3)	—	—
Goodwill impairment related to the Clean Energy Businesses' energy service business (net of tax)	—	—	12	—	—
Gain on acquisition of Sempra Solar Holdings, LLC, net of transaction costs (pre-tax) (d)	—	—	—	—	(114)
Income taxes (b)	—	—	—	—	33
Gain on acquisition of Sempra Solar Holdings, LLC, net of transaction costs (net of tax) (d)	—	—	—	—	(81)
Net mark-to-market effects of the Clean Energy Businesses (pre-tax)	128	—	(5)	(1)	8
Income taxes (b)	(55)	—	2	—	(2)
Net mark-to-market effects of the Clean Energy Businesses (net of tax)	73	—	(3)	(1)	6

Adjusted earnings	$1,140	$1,196	$1,198	$1,264	$1,349
Reported earnings per share – GAAP basis (basic)	$3.73	$4.07	$4.15	$4.97	$4.43

Income tax effect of the Tax Cuts and Jobs Act (a)	—	—	—	(0.85)	0.14
Gain on sale of solar electric production projects (pre-tax)	(0.15)	—	—	—	—
Income taxes (b)	0.06	—	—	—	—
Gain on sale of solar electric production projects (net of tax)	(0.09)	—	—	—	—
Loss from LILO transactions (pre-tax) (c)	—	—	—	—	—
Income taxes (b)	—	—	—	—	—
Loss from LILO transactions (net of tax) (c)	—	—	—	—	—
Impairment of assets held for sale (pre-tax)	—	0.02	—	—	—
Income taxes (b)	—	(0.01)	—	—	—
Impairment of assets held for sale (net of tax)	—	0.01	—	—	—
Gain on sale of the Clean Energy Businesses' retail electric supply business (pre-tax)	—	—	(0.35)	—	—
Income taxes (b)	—	—	0.16	—	—
Gain on sale of the Clean Energy Businesses' retail electric supply business (net of tax)	—	—	(0.19)	—	—
Goodwill impairment related to the Clean Energy Businesses' energy service business (pre-tax)	—	—	0.07	—	—
Income taxes (b)	—	—	(0.03)	—	—
Goodwill impairment related to the Clean Energy Businesses' energy service business (net of tax)	—	—	0.04	—	—
Gain on acquisition of Sempra Solar Holdings, LLC, net of transaction costs (pre-tax) (d)	—	—	—	—	(0.36)
Income taxes (b)	—	—	—	—	0.10
Gain on acquisition of Sempra Solar Holdings, LLC, net of transaction costs (net of tax) (d)	—	—	—	—	(0.26)
Net mark-to-market effects of the Clean Energy Businesses (pre-tax)	0.42	—	(0.02)	—	0.03
Income taxes (b)	(0.17)	—	(0.01)	—	(0.01)
Net mark-to-market effects of the Clean Energy Businesses	0.25	—	(0.01)	—	0.02

Adjusted earnings per share	$3.89	$4.08	$3.99	$4.12	$4.33

(a)
In 2017, upon enactment of the TCJA, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, Con Edison decreased its net deferred tax liabilities by $5,312 million, recognized $259 million

CON EDISON ANNUAL REPORT 2018	11

(or $0.85 per share) in net income, decreased its regulatory asset for future income tax by $1,250 million, decreased its regulatory asset for revenue taxes by $90 million, and accrued a regulatory liability for federal income tax rate change of $3,713 million. In 2018, the company recognized $42 million of income tax expense resulting from a re-measurement of its deferred tax assets and liabilities following the issuance of the proposed TCJA regulations. See “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

(b)
The amount of income taxes was calculated using a combined federal and state income tax rate of 28% for the year ended December 31, 2018 and a combined federal and state income tax rate of 40% for the years ended December 31, 2014-2017.

(c)
In 2013, a court disallowed tax losses claimed by Con Edison relating to Con Edison Development’s Lease In/Lease Out (LILO) transactions and the company subsequently terminated the transactions, resulting in a charge to earnings of $95 million (after taxes of $63 million). In 2014, adjustments were made to taxes and accrued interest.

(d)
Gain recognized with respect to jointly-owned renewable energy production projects upon completion of the acquisition of Sempra Solar Holdings, LLC, net of transaction costs for the acquisition. See Note U to the financial statements in Item 8.

12	CON EDISON ANNUAL REPORT 2018

Item 1:    Business

CON EDISON ANNUAL REPORT 2018	13

Incorporation By Reference
Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

14	CON EDISON ANNUAL REPORT 2018

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

CECONY
Electric
CECONY provides electric service to approximately 3.5 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 21,761 MMlb of steam annually to approximately 1,622 customers in parts of Manhattan.

CON EDISON ANNUAL REPORT 2018	15

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

Clean Energy Businesses
Con Edison Clean Energy Businesses, Inc. has three wholly-owned subsidiaries: Consolidated Edison Development, Inc. (Con Edison Development), Consolidated Edison Energy, Inc. (Con Edison Energy) and Consolidated Edison Solutions, Inc. (Con Edison Solutions). Con Edison Clean Energy Businesses, Inc., together with these subsidiaries, are referred to in this report as the Clean Energy Businesses. The Clean Energy Businesses develop, own and operate renewable and energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. In December 2018, a Con Edison Development subsidiary acquired Sempra Solar Holdings, LLC. See Note U to the financial statements in Item 8.

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

Utility Regulation
State Utility Regulation

Regulators
The Utilities are subject to regulation by the NYSPSC, which under the New York Public Service Law, is authorized to set the terms of service and the rates the Utilities charge for providing service in New York. See “Rate Plans,” below and in Note B to the financial statements in Item 8. The NYSPSC also approves the issuance of the Utilities’ securities and transactions between the Utilities and Con Edison and its other subsidiaries. See “Capital Resources,” below and Note S to the financial statements in Item 8. The NYSPSC exercises jurisdiction over the siting of electric transmission lines in New York State (see “Con Edison Transmission,” below) and approves mergers or other business combinations involving New York utilities. In addition, the NYSPSC has the authority to (i) impose penalties on New York utilities, which could be material, for violating state utility laws and regulations and its orders; (ii) review, at least every five years, an electric utility’s capability to provide safe, adequate and reliable service, order the utility to comply with additional and more stringent terms of service than existed prior to the review, assess the continued operation of the utility as the provider of electric service in its service territory and propose, and act upon, such measures as are necessary to ensure safe and adequate service; and (iii) based on findings of repeated violations of the New York Public Service Law or rules or regulations adopted thereto that demonstrate a failure of a combination gas and electric utility to continue to provide safe and adequate service, revoke or modify an operating certificate issued to the utility by the NYSPSC (following consideration of certain factors, including public interest and standards deemed necessary by the NYSPSC to ensure continuity of service, and due process). See “Other Regulatory Matters” in Note B to the financial statements in Item 8. O&R’s New Jersey subsidiary, RECO, is subject to regulation by the New Jersey Board of Public Utilities (NJBPU). The NYSPSC, together with the NJBPU, are referred to herein as state utility regulators.

16	CON EDISON ANNUAL REPORT 2018

New York Utility Industry
Restructuring in the 1990s
In the 1990s, the NYSPSC restructured the electric utility industry in the state. In accordance with NYSPSC orders, the Utilities sold all of their electric generating facilities other than those that also produce steam for CECONY’s steam business (see "Electric Operations – Electric Facilities," below) and provided all of their customers the choice to buy electricity or gas from the Utilities or other suppliers (see "Electric Operations – Electric Sales and Deliveries" and "Gas Operations – Gas Sales and Deliveries," below). In 2018, 64 percent of the electricity and 33 percent of the gas CECONY delivered to its customers, and 56 percent of the electricity and 37 percent of the gas O&R delivered to its customers, was purchased by the customers from other suppliers. In addition, the Utilities no longer control and operate their bulk power electric transmission facilities. See “New York Independent System Operator (NYISO),” below.
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

Reforming the Energy Vision
In April 2014, the NYSPSC began a multi-year process to Reform the Energy Vision (REV) to improve electric system efficiency and reliability, encourage renewable energy resources, support distributed energy resources (DER), and enable more customer choice. DER includes distributed generation (such as solar electric production facilities, fuel cells and micro-turbines), energy storage and demand reduction and energy efficiency programs. The NYSPSC’s REV and the various related proceedings generally have progressed along three tracks.
Track 1 - Integrate DER into the Electric System
The NYSPSC is addressing development by New York electric utilities of a distributed system platform to manage and coordinate DER in their service areas, under NYSPSC regulation, and to provide customers, together with third parties, with data and tools to better manage their energy use. The NYSPSC has required the utilities to file distributed system implementation plans and energy efficiency plans (see “Environmental Matters - Climate Change," below). The NYSPSC has limited the circumstances under which utilities would be allowed to own DER and made utility affiliate ownership of DER within the utility’s service territory subject to market power protections. The NYSPSC also ordered the utilities to develop demonstration projects to inform distributed system platform business models and to measure customer response to REV markets, and approved cost recovery mechanism for these projects. Through December 2018, the NYSPSC staff has approved eight CECONY,three O&R, and one joint CECONY-O&R demonstration projects.
The NYSPSC has approved CECONY’s advanced metering infrastructure (AMI) plan for its electric and gas delivery businesses, subject to a cap on capital expenditures of $1,285 million. AMI components including smart meters, a communication network, information technology systems and business applications will facilitate REV initiatives. The plan provides for full deployment of AMI to CECONY’s customers by 2022. The NYSPSC has also authorized O&R to expend $98 million to deploy AMI for all of its New York customers.
Track 2 - Modify Ratemaking Design to Promote REV Objectives
The NYSPSC has adopted a ratemaking and utility revenue framework with four ways for utilities to achieve earnings: traditional cost-of-service earnings; earnings tied to non-traditional alternatives that reduce utility capital spending and provide consumer benefit as defined by the NYPSC; earnings from market-facing platform development activities; and earnings from outcome-based performance measures. The NYSPSC has indicated that existing measures for negative revenue adjustments for utility failure to meet basic service standards should generally be retained and net utility plant reconciliations should be modified to encourage cost-effective DER as an alternative to traditional utility capital investment. The Utilities’ current New York rate plans include earnings adjustment, negative revenue adjustments and net utility plant reconciliation mechanisms. See “Rate Plans” in Note B to the financial statements in Item 8.
The NYSPSC has established a benefit-cost analysis framework for, among other things, utility proposals to meet system needs through non-traditional DER alternatives that meet distribution system needs. The framework’s primary measure is a societal cost test that, in addition to addressing avoided utility costs, quantifies certain environmental externalities and, where appropriate, other externalities. At the NYSPSC’s direction, CECONY and O&R, and the other electric utilities, have developed and filed benefit-cost analysis handbooks with their distributed system implementation plans to guide DER providers in structuring their projects and proposals.

CON EDISON ANNUAL REPORT 2018	17

The NYSPSC began to change compensation for DER and phase out net energy metering in 2017. In New York, net energy metering compensates kilowatt-hours exported to the electric distribution system at the full service rate (that is production plus delivery plus taxes and fees). The NYSPSC allowed all existing resources to keep their current rate treatment and delayed making significant changes to policies affecting new residential and small commercial private rooftop solar until 2020. Larger installations, including new commercial and industrial projects and new community solar projects, will be paid for the value of their exports to the electricity distribution system. The new policy is intended to limit bill increases to two percent, reducing the impact of this policy on non-participating residential customers that would have occurred under net energy metering. In 2018, the NYSPSC staff issued additional whitepapers addressing standby and buyback rates, capacity value compensation, and future DER compensation.
In December 2018, the NYSPSC approved CECONY’s pricing pilot for residential and small-commercial customers that will test seven different types of rate designs, including demand-based distribution rates and a subscription-based distribution rate.
Track 3 - Support State Energy Plan Clean Energy Goals
In August 2016, the NYSPSC established a clean energy standard to achieve the State Energy Plan’s goals to provide 50 percent of the State’s electricity from renewable resources and to reduce carbon emissions by 40 percent by 2030 (see “Environmental Matters - Climate Change,” below) and to support the continued operation of upstate nuclear plants. Since 2017, load serving entities, including CECONY and O&R for their full-service customers, are required to obtain renewable energy credits (RECs) and zero-emissions credits (ZECs) in amounts determined by the NYSPSC. Load serving entities may satisfy their REC obligation by either purchasing RECs acquired through central procurement by the New York State Energy Research and Development Authority (NYSERDA), by self-supply through direct purchase of tradable RECs, or by making alternative compliance payments. The NYSPSC has not authorized New York utilities to own renewable electric production projects (except in limited circumstances, such as a shared solar pilot program for low-income customers) or required utilities to sign power purchase agreements with owners of such projects. Load serving entities purchase ZECs from NYSERDA at prices determined by the NYSPSC.
In July 2018, the NYSPSC established an offshore wind renewable energy standard. NYSERDA is to conduct offshore wind project solicitations in 2018 and 2019 for 800 MW, although it allows flexibility for NYSERDA to procure all 800 MW and up to 1,100 MW with additional NYSPSC action in a single solicitation. NYSERDA is able to purchase offshore wind renewable energy credits (ORECs) from developers under 20- to 25-year contracts. Load-serving entities, such as CECONY and O&R, will be required to purchase ORECs from NYSERDA beginning in 2025 when projects are expected to begin operation.
In May 2018, the NYSPSC initiated a proceeding on the role of electric utilities in providing needed infrastructure and rate options to advance adoption of electric vehicles. The NYSPSC has approved CECONY’s Smart Charge incentive program for off-peak charging. In addition, the NYSPSC is reviewing a proposed incentive program for direct current fast charging stations to assist publically accessible station owners with operational costs.
In December 2018, the NYSPSC issued an order establishing an energy storage goal of up to 3,000 MW of energy storage by 2030 with an interim objective of 1,500 MW by 2025. In December 2018, the NYPSC issued an order requiring CECONY to file an implementation plan for a competitive procurement process to deploy 300 MW of energy storage while O&R and the other electric utilities must plan to deploy 10 MW each.
Also in December 2018, the NYSPSC issued an energy efficiency order intended to double utility energy efficiency programs between 2019 and 2025 to achieve a statewide reduction of 185 TBtu (trillion British thermal units) of energy by 2025 with utilities to achieve a statewide energy reduction of 31 TBtu by 2025. The NYSPSC also required a separate target of at least five TBtu reduction through development of a targeted heat pump program to be developed by the utilities.
The REV proceeding and the various related proceedings are continuing proceedings. The Companies are not able to predict the outcome of the proceedings or their impact.

18	CON EDISON ANNUAL REPORT 2018

Rate Plans
Investor-owned utilities in the United States provide delivery service to customers according to the terms of tariffs approved by the appropriate state utility regulator. The tariffs include schedules of rates for service that limit the rates charged by the utilities to amounts that the utilities recover from their customers costs approved by the regulator, including capital costs, of providing service to customers as defined by the tariff. The tariffs implement rate plans adopted by state utility regulators in rate orders issued at the conclusion of rate proceedings. The utilities’ earnings depend on the limits on rates authorized in, and the other provisions of, their rate plans and their ability to operate their businesses in a manner consistent with such rate plans.
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
In each rate proceeding, rates are determined by the state utility regulator following the submission by the utility of testimony and supporting information, which are subject to review by the staff of the regulator. Other parties with an interest in the proceeding can also review the utility’s proposal and become involved in the rate proceeding. In New York State, the review process is overseen by an administrative law judge who is employed by the NYSPSC. After an administrative law judge issues a recommended decision that generally considers the interests of the utility, the regulatory staff, other parties and legal requisites, the regulator will issue a rate order. The utility and the regulator’s staff and interested parties may enter jointly into a proposed settlement agreement prior to the completion of this administrative process, in which case the agreement could be approved by the regulator with or without modification.
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

CON EDISON ANNUAL REPORT 2018	19

New York electric utilities are required to provide credits to customers who are without electric service for more than three days. The credit to a customer would equal the portion of the monthly customer charge attributable to the period the customer was without service. If an extraordinary event occurs, the NYSPSC may direct New York gas utilities to implement the same policies.

The NYSPSC has approved a scorecard for use as a guide to assess electric utility performance in restoring electric service during outages that result from a major storm. The scorecard, which could also be applied by the NYSPSC for other outages or actions, was developed to work with the penalty and emergency response plan provisions of the New York Public Service Law. The scorecard includes performance metrics in categories for preparation, operations response and communications.
Each New York electric utility is required to submit to the NYSPSC annually an emergency response plan for the reasonably prompt restoration of service in the case of widespread outages in the utility’s service territory due to storms or other events beyond the control of the utility. If, after evidentiary hearings or other investigatory proceedings, the NYSPSC finds that the utility failed to implement its plan reasonably, the NYSPSC may deny recovery of any part of the service restoration costs caused by such failure. In March 2017, the NYSPSC approved emergency response plans submitted by CECONY and O&R, subject to certain modifications. In December 2017 and 2018, CECONY and O&R, respectively, submitted updated plans.

Generic Proceedings
The NYSPSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in New York State. Proceedings include the REV proceeding and related proceedings, discussed above, and proceedings relating to data access, retail access, utility staffing levels, and energy efficiency and renewable energy programs. The Utilities are typically active participants in such proceedings.

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

New York Independent System Operator (NYISO)
The NYISO is a not-for-profit organization that controls and directs the operation of most of the electric transmission facilities in New York State, including those of the Utilities, as an integrated system. It also administers wholesale markets for electricity in New York State and facilitates the construction of new transmission it considers necessary to meet identified reliability, economic or public policy needs. The New York State Reliability Council (NYSRC) promulgates reliability standards subject to FERC oversight, and the NYISO has agreed to comply with those standards. Pursuant to a requirement that is set annually by the NYSRC, the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (owned, procured through the NYISO capacity markets or contracted for) in an amount equal to the peak demand of their customers plus the applicable reserve margin. In addition, the NYISO has determined that entities that serve customers in New York City must procure sufficient capacity from resources that are electrically located in New York City to cover a substantial percentage of the peak demands of their New York City customers. It also requires entities that serve customers in the Lower Hudson Valley and New York City customers that are served through the Lower Hudson Valley to procure sufficient capacity from resources electrically located in the Lower Hudson Valley. These requirements apply both to regulated utilities such as CECONY and O&R for the customers they supply under regulated tariffs and to other load serving entities that supply customers on market terms. To address the possibility of a disruption due to the unavailability of gas, there are certain generating units located in New York City that use oil as fuel for certain periods and the NYISO requires new generating units located in New York City to have dual fuel capability. RECO, O&R’s New Jersey subsidiary, provides electric service in a portion of its service territory that has a different independent system operator – PJM Interconnection LLC (PJM). See “CECONY – Electric Operations – Electric Supply” and “O&R – Electric Operations – Electric Supply,” below.

20	CON EDISON ANNUAL REPORT 2018

Competition
The subset of DERs that produce electricity are collectively referred to as distributed generation (DG). DG includes solar energy production facilities, fuel cells and micro-turbines, and provide an alternative source of electricity for the Utilities’ electric delivery customers. Typically, customers with DG remain connected to the utility’s delivery system and pay a different rate. Gas delivery customers have electricity and oil as alternatives, and steam customers have electricity and natural gas as alternative sources for heating and cooling their buildings. Micro-grids and community-based micro-grids enable distributed generation to serve multiple locations and multiple customers. Other DERs, such as energy storage, demand reduction and energy efficiency investments, provide ways for the energy consumers within the Utilities’ service areas to manage their energy usage. The following table shows the aggregate capacities of the DG projects connected to the Utilities’ distribution systems at the end of the last five years:

Technology	CECONY					O&R
Total MW, except project number	2014	2015	2016	2017	2018	2014	2015	2016	2017	2018
Internal-combustion engines	101	103	104	108	110	1	1	2	2	2
Photovoltaic solar	58	95	135	178	226	28	46	63	75	96
Gas turbines	40	40	40	48	48	20	20	20	20	20
Micro turbines	9	10	10	14	17	1	1	1	1	1
Fuel cells	8	8	9	12	13	—	—	—	—	—
Steam turbines	3	3	4	6	6	—	—	—	—	—
Landfill	—	—	—	—	—	2	2	2	2	2
Total distribution-level DG	219	259	302	366	420	52	70	88	100	121
Number of DG projects	4,200	7,451	12,928	18,090	23,942	1,877	3,718	5,409	6,537	7,566
The Clean Energy Businesses participate in competitive renewable and energy infrastructure projects and provide energy-relateed products and services that are subject to different risks than those found in the businesses of the Utilities. See "Clean Energy Businesses," below. Con Edison Transmission invests in electric and gas transmission and gas storage projects, the current and prospective customers of which may have competitive alternatives.

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

Electric Operations
Electric Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $18,716 million and $17,996 million at December 31, 2018 and 2017, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $3,106 million and $2,990 million at December 31, 2018 and 2017, respectively, and for its portion of the steam-electric generation facilities, the costs for utility plant, net of accumulated depreciation, were $592 million and $544 million, at December 31, 2018 and 2017, respectively. See "CECONY – Steam Operations – Steam Facilities," below.
Distribution Facilities
CECONY owns 62 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2018, the company’s distribution system had a transformer capacity of 32,653 MVA, with 37,049 miles of overhead distribution lines and 97,607 miles of underground distribution lines.

CON EDISON ANNUAL REPORT 2018	21

The underground distribution lines represent the single longest underground electric delivery system in the United States.

Transmission Facilities
The company’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2018, CECONY owned or jointly owned 555 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 749 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 39 transmission substations and 62 area stations are supplied by circuits operated at 69 kV and above. For information about transmission projects to address, among other things, reliability concerns associated with the scheduled closure of the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) see “CECONY – Electric Operations – Electric Supply” and “Con Edison Transmission,” below. CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas, Connecticut Light & Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Generating Facilities
CECONY’s electric generating facilities consist of plants located in Manhattan whose primary purpose is to produce steam for the company's steam business. The facilities have an aggregate capacity of 720 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2019 for use in these facilities.

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

	Year Ended December 31,
	2014	2015	2016	2017	2018
Electric Energy Delivered (millions of kWh)
CECONY full service customers	19,757	20,206	19,886	19,227	20,452
Delivery service for retail choice customers	26,221	26,662	26,813	26,136	26,266
Delivery service to NYPA customers and others	10,325	10,147	10,046	9,955	10,119
Total Deliveries in Franchise Area	56,303	57,015	56,745	55,318	56,837
Electric Energy Delivered ($ in millions)
CECONY full service customers	$5,023	$4,757	$4,404	$4,348	$4,706
Delivery service for retail choice customers	2,646	2,714	2,768	2,712	2,624
Delivery service to NYPA customers and others	625	600	610	623	652
Other operating revenues	143	101	324	289	(11)
Total Deliveries in Franchise Area	$8,437	$8,172	$8,106	$7,972	$7,971
Average Revenue per kWh Sold (Cents)
Residential	28.9	26.3	24.9	25.3	26.4
Commercial and industrial	22.1	20.6	19.1	19.7	19.3

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in CECONY’s service area occurs during the summer air conditioning season. The weather during the summer of 2018 was cooler than design weather conditions. CECONY’s 2018 service area peak demand was 12,686 MW, which occurred on August 29, 2018. “Design weather conditions” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since NYISO-

22	CON EDISON ANNUAL REPORT 2018

invoked demand reduction programs can be called upon under specific circumstances, design weather conditions do not include these programs’ potential impact. However, the CECONY forecasted peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under design weather conditions, the 2019 service area peak demand will be 13,270 MW. The company forecasts an average annual growth in electric peak demand in its service area at design weather conditions over the next five years to be approximately 0.1 percent per year.

Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2018 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. The company expects that these resources will again be adequate to meet the requirements of its customers in 2019. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for electric generating capacity, see Notes I and O to the financial statements in Item 8. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO’s wholesale electricity market.
CECONY owns generating stations in New York City associated primarily with its steam system. As of December 31, 2018, the generating stations had a combined electric capacity of approximately 720 MW, based on 2018 summer test ratings. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities,” above.
In general, the Utilities recover their costs of purchasing power costs for full service customers, including the cost of hedging purchase prices, pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction. See “Financial and Commodity Market Risks – Commodity Price Risk” in Item 7 and “Recoverable Energy Costs” in Note A to the financial statements in Item 8. From time to time, certain parties have petitioned the NYSPSC to review these provisions, the elimination of which could have a material adverse effect on the Companies’ financial position, results of operations or liquidity.
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
In November 2012, the NYSPSC directed CECONY to work with NYPA to develop a contingency plan to address reliability concerns associated with the potential closure of the nuclear power plant at the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries). In January 2017, New York State officials announced that, under an agreement reached with Entergy, one of the two nuclear reactors at Indian Point is scheduled to shut down by April 2020, while the other is scheduled to be closed a year later. In December 2017, the NYISO indicated that the two units may be retired on or after these dates. The NYISO also indicated that over its ten-year planning period, through 2027, there is no anticipated reliability need if three expected units finalize construction and enter service. Two of the units, Bayonne Energy Center II Uprate (Zone J, 120 MW) and CPV Valley Energy Center (Zone G, 678 MW) entered service in 2018 (with the latter in litigation regarding its air permit) and the other unit, Cricket Valley Energy Center (Zone G, 1,020 MW), is under construction and has a 2020 target in-service date. In December 2018, the NYSPSC directed CECONY to work with the NYSPSC staff and others to develop a contingency plan to address reliability concerns associated with the potential retirement of fossil-fueled electric generating units that are owned by others and generally used for meeting periods of high electric demand or for local reliability purposes.

CON EDISON ANNUAL REPORT 2018	23

Gas Operations
Gas Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $7,107 million and $6,403 million at December 31, 2018 and 2017, respectively.

Natural gas is delivered by pipeline to CECONY at various points in or near its service territory and is distributed to customers by the company through an estimated 4,416 miles of mains and 375,898 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store 1,062 MDt of which a maximum of about 240 MDt can be withdrawn per day. The company has about 1,226 MDt of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 71.2 percent owned by CET Gas and 28.8 percent owned by CECONY.

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

	Year Ended December 31,
	2014	2015	2016	2017	2018
Gas Delivered (MDt)
Firm sales
Full service	75,630	77,197	75,892	83,005	92,305
Firm transportation of customer-owned gas	68,731	72,864	68,442	71,353	82,472
Total Firm Sales	144,361	150,061	144,334	154,358	174,777
Interruptible sales (a)	10,498	6,332	8,957	7,553	7,351
Total Gas Delivered to CECONY Customers	154,859	156,393	153,291	161,911	182,128
Transportation of customer-owned gas
NYPA	47,548	44,038	43,101	37,033	34,079
Other (mainly generating plants and interruptible transportation)	105,012	104,857	109,000	83,117	93,346
Off-system sales	15	389	—	55	195
Total Sales	307,434	305,677	305,392	282,116	309,748
Gas Delivered ($ in millions)
Firm sales
Full service	$1,141	$956	$933	$1,136	$1,356
Firm transportation of customer-owned gas	453	458	426	524	595
Total Firm Sales	1,594	1,414	1,359	1,660	1,951
Interruptible sales	91	46	34	35	40
Total Gas Delivered to CECONY Customers	1,685	1,460	1,393	1,695	1,991
Transportation of customer-owned gas
NYPA	2	2	2	2	2
Other (mainly generating plants and interruptible transportation)	70	54	57	56	57
Off-system sales	—	1	—	—	—
Other operating revenues (mainly regulatory amortizations)	(36)	11	56	148	28
Total Sales	$1,721	$1,528	$1,508	$1,901	$2,078
Average Revenue per Dt Sold
Residential	$16.76	$13.91	$13.96	$15.35	$16.71
General	$12.38	$9.73	$9.47	$10.86	$11.31

(a)	Includes 6,057, 1,229, 4,708, 3,816, and 3,326 MDt for 2014, 2015, 2016, 2017 and 2018, respectively, which are also reflected in firm transportation and other.
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

24	CON EDISON ANNUAL REPORT 2018

Gas Peak Demand
The gas peak demand for firm sales customers in CECONY’s service area occurs during the winter heating season. The peak day demand during the winter 2018/2019 (through January 31, 2019) occurred on January 21, 2019 when the demand reached approximately 1,400 MDt. “Design weather conditions” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2019/2020 service area peak day demand will be 1,645 MDt. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric and steam generating stations. As of January 2019, the company forecasts an average annual growth of the gas peak demand over the next five years at design conditions to be approximately 1.0 percent in its service area, including the effect of the temporary moratorium described below.

In September 2017, CECONY submitted a petition to the NYSPSC for authority to develop smart solutions for gas customers, such as expanding energy efficiency and demand response programs, and to develop a program to encourage ground and air source heating alternatives. The company also identified a gas pipeline need as a result of strong growth in gas consumption, driven by the City of New York’s clean heat program and customers in general converting to natural gas. In July 2018, the NYSPSC issued an order that authorizes CECONY to expand its energy efficiency programs for gas customers. In August 2018, the NYSPSC issued an order approving, with modifications, CECONY’s gas demand response pilot program, including a three-year budget of $5.1 million. In September 2018, CECONY requested NYSPSC approval of a six-year $305 million budget for a portfolio of proposed non-pipeline gas projects including targeted energy efficiency and heating electrification measures, three renewable gas production plants and two to five gas storage facilities in Westchester County. In February 2019, the NYSPSC issued an order that approves the company’s budget for non-pipeline gas projects related to energy efficiency and heating electrification ($222.6 million) and stated the company should pursue or seek cost recovery for the other solutions through existing mechanisms.

In January 2019, due to gas supply constraints, the company filed notice with the NYSPSC to establish a temporary moratorium beginning in March 2019 on new applications for firm gas service in most of Westchester County. Also, in January 2019, the NYSPSC Chair announced that its staff will lead a review of the changing market conditions that gave rise to CECONY’s decision to establish the temporary moratorium and to issue a report by July 2019 considering, among other things, economic development and the state’s transition to clean energy sources. In February 2019, the NYSPSC staff commenced the moratorium investigation.

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
Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $302 million in 2018, including $263 million for CECONY. See “Contractual Obligations,” below. At December 31, 2018, the contracts were for various terms extending to 2020 for supply and 2039 for transportation and storage. During 2018, CECONY entered into one new transportation contract. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Recoverable Energy Costs” in Note A, Note P and Note S to the financial statements in Item 8.

Steam Operations
Steam Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for steam facilities, including steam's portion of the steam-electric generation facilities, were $1,830 million and $1,798 million at December 31, 2018 and 2017, respectively. See "CECONY – Electric Operations – Electric Facilities," above.
CECONY generates steam at one steam-electric generating station and four steam-only generating stations and distributes steam to its customers through approximately 104 miles of transmission, distribution and service piping.

CON EDISON ANNUAL REPORT 2018	25

Steam Sales and Deliveries
CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2014	2015	2016	2017	2018
Steam Sold (MMlb)
General	594	538	465	490	593
Apartment house	6,574	6,272	5,792	5,754	6,358
Annual power	15,848	15,109	13,722	13,166	14,811
Total Steam Delivered to CECONY Customers	23,016	21,919	19,979	19,410	21,762
Steam Sold ($ in millions)
General	$30	$29	$23	$26	$30
Apartment house	180	176	148	158	174
Annual power	469	453	378	392	441
Other operating revenues	(51)	(29)	2	19	(14)
Total Steam Delivered to CECONY Customers	$628	$629	$551	$595	$631
Average Revenue per Mlb Sold	$29.50	$30.02	$27.48	$29.68	$29.64
For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Steam Peak Demand and Capacity
Demand for steam in CECONY’s service area peaks during the winter heating season. The one-hour peak demand during the winter of 2018/2019 (through January 31, 2019) occurred on January 31, 2019 when the demand reached approximately 8.4 MMlb per hour. “Design weather conditions” for the steam system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company’s estimate for the winter of 2019/2020 peak demand of its steam customers is about 8.9 MMlb per hour under design weather conditions. As of January 2019, the company forecasts an average annual decrease in steam peak demand in its service area at design weather conditions over the next five years to be approximately 0.5 percent.
On December 31, 2018, the steam system was capable of delivering approximately 11.4 MMlb of steam per hour, and CECONY estimates that the system will have the same capability in the 2019/2020 winter.

Steam Supply
40 percent of the steam produced by CECONY in 2018 was supplied by the company’s steam-only generating assets; 42 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 18 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R
Electric Operations
Electric Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $1,034 million and $963 million at December 31, 2018 and 2017, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $227 million and $220 million at December 31, 2018 and 2017, respectively.
O&R and RECO own, in whole or in part, transmission and distribution facilities which include 549 circuit miles of transmission lines, 15 transmission substations, 63 distribution substations, 88,545 in-service line transformers, 3,748 pole miles of overhead distribution lines and 2,181 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.

Electric Sales and Deliveries
O&R delivers electricity to its full-service customers who purchase electricity from the company. The company also delivers electricity to its customers who purchase electricity from other suppliers through the company’s retail choice program.

26	CON EDISON ANNUAL REPORT 2018

The company charges all customers in its service area for the delivery of electricity. O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. O&R’s New York electric revenues (which accounted for 76 percent of O&R’s electric revenues in 2018) are subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism. O&R’s electric sales and deliveries for the last five years were:

	Year Ended December 31,
	2014	2015	2016	2017	2018
Electric Energy Delivered (millions of kWh)
Total deliveries to O&R full service customers	2,429	2,499	2,555	2,435	2,643
Delivery service for retail choice customers	3,240	3,237	3,180	2,976	2,974
Total Deliveries In Franchise Area	5,669	5,736	5,735	5,411	5,617
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$455	$441	$426	$433	$453
Delivery service for retail choice customers	207	213	213	201	201
Other operating revenues	18	9	(2)	8	(12)
Total Deliveries In Franchise Area	$680	$663	$637	$642	$642
Average Revenue Per kWh Sold (Cents)
Residential	20.3	19.2	18.4	19.8	19.1
Commercial and Industrial	16.8	15.4	14.3	15.0	14.4
For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in O&R’s service area occurs during the summer air conditioning season. The weather during the summer of 2018 was cooler than design conditions. O&R’s 2018 service area peak demand was 1,470 MW, which occurred on July 2, 2018. “Design weather” for the electric system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. Since the NYISO can invoke demand reduction programs under specific circumstances, design conditions do not include these programs’ potential impact. However, the O&R forecasted peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under design weather conditions, the 2019 service area peak demand will be 1,585 MW. The company forecasts an average annual decrease in electric peak demand in its service area at design conditions over the next five years to be approximately 0.3 percent.

Electric Supply
The electricity O&R sold to its full-service customers in 2018 was purchased under firm power contracts or through the wholesale electricity market. The company expects that these resources will again be adequate to meet the requirements of its customers in 2019. O&R does not own any electric generating capacity. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts or purchased through the wholesale electricity market. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases. For information about the company’s contracts, see Note O to the financial statements in Item 8.
In general, the Utilities recover their costs of purchasing power for full service customers, including the cost of hedging purchase prices, pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction. See “Financial and Commodity Market Risks – Commodity Price Risk,” in Item 7 and “Recoverable Energy Costs” in Note A to the financial statements in Item 8. From time to time, certain parties have petitioned the NYSPSC to review these provisions, the elimination of which could have a material adverse effect on the Companies’ financial position, results of operations or liquidity.

Gas Operations
Gas Facilities

CON EDISON ANNUAL REPORT 2018	27

O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $607 million and $573 million at December 31, 2018 and 2017, respectively. Natural gas is delivered by pipeline to O&R at various points in or near its service territory and is distributed to customers by the company through an estimated 1,881 miles of mains and 105,496 service lines.

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

	Year Ended December 31,
	2014	2015	2016	2017	2018
Gas Delivered (MDt)
Firm sales
Full service	9,529	9,348	9,723	10,480	12,050
Firm transportation	12,592	11,752	10,381	9,873	9,950
Total Firm Sales	22,121	21,100	20,104	20,353	22,000
Interruptible sales	4,216	4,205	3,853	3,771	3,746
Total Gas Delivered to O&R Customers	26,337	25,305	23,957	24,124	25,746
Transportation of customer-owned gas
Sales for resale	945	906	867	896	959
Sales to electric generating stations	70	25	18	9	1
Off-system sales	3	62	16	6	15
Total Sales	27,355	26,298	24,858	25,035	26,721

	Year Ended December 31,
	2014	2015	2016	2017	2018
Gas Delivered ($ in millions)
Firm sales
Full service	$121	$91	$99	$139	$166
Firm transportation	75	68	70	74	78
Total Firm Sales	196	159	169	213	244
Interruptible Sales	2	3	3	7	6
Total Gas Delivered to O&R Customers	198	162	172	220	250
Transportation of customer-owned gas
Sales to electric generating stations	1	—	—	—	—
Other operating revenues	13	20	12	12	(1)
Total Sales	$212	$182	$184	$232	$249
Average Revenue Per Dt Sold
Residential	$13.01	$10.11	$10.71	$13.86	$14.22
General	$11.30	$8.24	$8.17	$11.08	$11.80
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand
The gas peak demand for firm sales customers in O&R’s service area occurs during the winter heating season. The peak day demand during the winter 2018/2019 (through January 31, 2019) occurred on January 21, 2019 when the demand reached approximately 217 MDt. “Design Weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2019/2020 service area peak day demand will be 228 MDt. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric generating stations. The company forecasts an average annual growth of the gas peak demand over the next five years at design conditions to be approximately 0.6 percent in its service area.

28	CON EDISON ANNUAL REPORT 2018

Gas Supply
O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

CON EDISON ANNUAL REPORT 2018	29

Clean Energy Businesses

The following table provides information about the Clean Energy Businesses' renewable electric production projects that are in operation and/or in construction at December 31, 2018:

Project Name	Generating Capacity (a) (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (b)	Actual/Expected In-Service Date (c)	Location (State)	PPA Counterparty (d)
Utility Scale
Solar
Wholly owned projects
PJM assets	53	(e)	2011/2013	New Jersey/Pennsylvania	Various
New England assets	24	Various	2011/2017	Massachusetts/Rhode Island	Various
California Solar (f)	110	25	2012/2013/2018	California	PG&E
Mesquite Solar 1 (f)	165	20	2013/2018	Arizona	PG&E
Copper Mountain Solar 2 (f)	150	25	2013/2015/2018	Nevada	PG&E
Copper Mountain Solar 3 (f)	255	20	2014/2015/2018	Nevada	SCPPA
California Solar 2 (f)	80	20	2014/2016	California	SCE/PG&E
Texas Solar 5 (f)	95	25	2015	Texas	City of San Antonio
Texas Solar 7 (f)	106	25	2016	Texas	City of San Antonio
California Solar 3 (f)	110	20	2016/2017	California	SCE/PG&E
Upton Solar (f)	158	25	2017	Texas	City of Austin
Panoche Valley	140	20	2017/2018	California	SCE
Copper Mountain Solar 1 (f)	58	12	2018	Nevada	PG&E
Copper Mountain Solar 4 (h)	94	20	2018	Nevada	SCE
Mesquite Solar 2 (h)	100	18	2018	Arizona	SCE
Mesquite Solar 3 (h)	150	23	2018	Arizona	WAPA (Navy)
Great Valley Solar (h)	200	17	2018	California	MCE/SMUD/PG&E/SCE
Wistaria Solar (i)	100	20	2018	California	SCE
Other	6	Various	Various	Various	Various
Jointly owned projects (f) (g)
Texas Solar 4	32	25	2014	Texas	City of San Antonio
Total Solar	2,186
Wind
Wholly owned projects
Broken Bow II (f)	75	25	2014	Nebraska	NPPD
Wind Holdings (f)	180	Various	2014/2015/2018	Various	NWE/Basin Electric
Adams Rose Wind	23	7	2016	Minnesota	Dairyland
Coram Wind (f)	102	16	2016	California	PG&E
Other	22	Various	Various	Various	Various
Total Wind	402
Total MW (AC) in Operation	2,588
Lost Hills Solar	20	(j)	2019	California	MCE
Total MW (AC) in Construction	20
Total MW (AC) Utility Scale	2,608
Behind the Meter
Total MW (AC) in Operation	45
Total MW (AC) in Construction	1
Total MW Behind the Meter	46

(a)	Represents Con Edison Development’s ownership interest in the project.

(b)	Represents Power Purchase Agreement (PPA) contractual term or remaining term from Con Edison Development’s date of acquisition.

(c)	Represents Actual/Expected In-Service Date or Con Edison Development's date of acquisition.

(d)
PPA Counterparties include: Pacific Gas and Electric Company (PG&E), Southern California Public Power Authority (SCPPA), Southern California Edison Company (SCE), Western Area Power Administration (WAPA), Marin Clean Energy (MCE), Sacramento Municipal Utility District (SMUD), Nebraska Public Power District (NPPD) and NorthWestern Energy (NWE)

(e)	Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2022.

(f)	Project has been pledged as security for project debt financing. See Con Edison's Consolidated Statement of Capitalization in Item 8.

30	CON EDISON ANNUAL REPORT 2018

(g)	Texas Solar 4 is 80 percent owned. See Note Q to the financial statements in Item 8.

(h)	Projects are financed with tax equity.

(i)	Pending California Public Utility Commission approval to sell energy on a contracted basis to SCE

(j)	Solar renewable energy hedges in place through 2019.

Con Edison Development
Con Edison Development develops, owns and operates renewable and energy infrastructure projects. In December 2018, a Con Edison Development subsidiary acquired Sempra Solar Holdings, LLC to expand the company's renewable energy asset portfolio. See Note U to the financial statements in Item 8. The company focuses its efforts on utility scale renewable electric production projects. The output of most of the projects is sold under long-term power purchase agreements (PPA) with utilities and municipalities. The following table shows the generating capacity (MW AC) of Con Edison Development's renewable electric production projects in operation at the end of the last five years:

Generating Capacity (MW AC)	2014	2015	2016	2017	2018
Renewable electric production projects	446	748	1,098	1,358	2,588
In January 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of Con Edison Development renewable electric production projects with an aggregate of 680 MW (AC) of generating capacity (PG&E Projects) is sold to PG&E under long-term power purchase agreements (PG&E PPAs). At December 31, 2018, Con Edison’s consolidated balance sheet included $885 million of net non-utility plant relating to the PG&E Projects, $1,125 million of intangible assets relating to the PG&E PPAs, $292 million of net non-utility plant of additional projects that secure the related project debt and $1,050 million of related project debt. See "Application of Critical Accounting Policies - Accounting for Long-Lived and Intangible Assets" in Item 7 and “Long-Lived and Intangible Assets” in Note A and "Long-term Debt" in Note C to the financial statements in Item 8.

Con Edison Development's renewable electric production volumes generated for the years ended December 31, 2016, 2017, and 2018 were:

	Millions of kWh Generated
	For the Years Ended December 31,
Description	2016	2017	2018
Renewable electric production projects
Solar	1,565	2,158	2,680
Wind	651	988	1,074
Total	2,216	3,146	3,754

In May 2017, Con Edison Development sold a development-stage solar electric production project for $11 million. Pursuant to its agreement with the purchaser, the company performed engineering, procurement and construction for the project (which was completed in May 2018). See Note U to the financial statements in Item 8.

Con Edison Energy
Con Edison Energy provides services to manage the dispatch, fuel requirements and risk management activities for 8,041 MW of generating plants and merchant transmission in the northeastern United States owned by unrelated parties and manages energy supply assets leased from others. The company also provides wholesale hedging and risk management services to renewable electric production projects owned by Con Edison Development and Con Edison Solutions.

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

CON EDISON ANNUAL REPORT 2018	31

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

	2014	2015	2016	2017	2018
Retail electric volumes sold (millions of kWh)	11,871	13,594	9,843	—	—

For information about the Clean Energy Businesses' results, see "Results of Operations" in Item 7 and Note N to the financial statements in Item 8.

Con Edison Transmission
CET Electric
CET Electric owns a 45.7 percent interest in New York Transco LLC (NY Transco). Affiliates of certain other New York transmission owners own the remaining interests.
NY Transco's operating projects were approved by the NYSPSC in October 2013 in its proceeding to address potential needs that could arise should the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) no longer be able to operate. See Note U to the financial statements in Item 8 and “CECONY – Electric Operations – Electric Supply,” above.
In April 2015, FERC issued an order granting certain transmission incentives for NY Transco projects. In March 2016, the FERC approved a November 2015 settlement agreement that provides, in relation to the projects described above, for a 10 percent return on common equity (and/or 9.5 percent for capital costs in excess of $228 million incurred for initial commercial operation) and a maximum common equity ratio of 53 percent. The costs of the projects are allocated across New York State, with 63 percent to load serving entities in the CECONY and O&R service areas.
In December 2015, the NYSPSC issued an order in its competitive proceeding to select AC transmission projects that would relieve transmission congestion between upstate and downstate. The NYSPSC determined that there was a public policy need for new transmission to address congestion and directed the NYISO, under its FERC-approved public policy planning process, to request developers to submit transmission project proposals for two segments of the transmission system. In December 2018, the NYISO board of directors concluded, subject to its final determination, that the most efficient or cost effective transmission project for one segment of the transmission system is a project that was jointly proposed by National Grid and NY Transco ($600 million estimated cost, excluding certain interconnection costs that are not yet determined) that would increase transmission capacity by 2,100 MW when combined with the selected project to be developed by another developer for the other segment. The NYISO board indicated that following its consideration of comments from the NYISO’s management committee it will make its final determination on the selection of the transmission projects. In November 2017, FERC approved a settlement agreement which would be applicable to the segment proposed by National Grid and NY Transco if it is selected by the NYISO. The settlement agreement provides for a 10.65 percent return on common equity (subject to a cost containment mechanism), a maximum common equity ratio of 53 percent and allocation of costs across New York State (with approximately 84 percent allocated to load serving entities in the CECONY and O&R service areas).

CET Gas
CET Gas, through its subsidiaries, owns a 50 percent interest in Stagecoach Gas Services LLC (Stagecoach), a 71.2 percent interest in Honeoye Storage Corporation (Honeoye) and a 12.5 percent ownership interest in Mountain Valley Pipeline LLC (MVP). Stagecoach is a joint venture with a subsidiary of Crestwood Equity Partners LP (Crestwood) to own, operate and further develop a gas pipeline and storage business located in northern Pennsylvania and southern New York. Stagecoach provides services to its customers (including CECONY, see Note S to the financial statements in Item 8) through its 181 miles of pipe and 41 Bcf of storage capacity. Honeoye, in which CECONY owns the remaining interest, operates a gas storage facility in upstate New York. MVP is a joint venture with four other partners to construct and operate a proposed 300-mile gas transmission project in West Virginia and Virginia. In October 2017, FERC issued a Certificate of Public Convenience and Necessity for the Mountain Valley Pipeline. Environmental groups filed a rehearing request with FERC and petitioned the U.S. Court of Appeals for the District of Columbia for review of the FERC's order issuing the certificate. In June 2018, FERC denied the environmental groups' requests for rehearing. In February 2019, the court issued an order rejecting the arguments raised by the various parties challenging the FERC certificate order and finding that FERC’s approval of the project was reasonable. In February 2019, the Mountain Valley Pipeline’s operator indicated that: as currently de

32	CON EDISON ANNUAL REPORT 2018

signed, the pipeline is estimated to cost a total of approximately $4,600 million; the pipeline is targeted to be placed in service during the fourth quarter of 2019, subject to litigation and regulatory-related delay;  MVP is currently defending certain agency actions and judicial challenges that must be resolved favorably before the pipeline can be completed; and there are other proceedings that may affect MVP, including an investigation of potential criminal and/or civil violations of the Clean Water Act and other federal statutes as they relate to the construction of the pipeline. See Note S and Note U to the financial statements in Item 8.

For information about Con Edison Transmission's results, see "Results of Operations" in Item 7 and Note N to the financial statements in Item 8.

Capital Requirements and Resources
Capital Requirements
The following table contains the Companies’ capital requirements for the years 2016 through 2018 and their current estimate of amounts for 2019 through 2021:

	Actual			Estimate
(Millions of Dollars)	2016	2017	2018	2019	2020	2021
CECONY (a)(b)
Electric	$1,819	$1,905	$1,861	$1,871	$2,347	$2,489
Gas	811	909	1,050	1,049	1,113	1,100
Steam	126	90	94	96	89	82
Sub-total	2,756	2,904	3,005	3,016	3,549	3,671
O&R
Electric	114	128	138	155	169	145
Gas	52	61	67	56	56	52
Sub-total	166	189	205	211	225	197
Con Edison Transmission
CET Electric	51	—	—	—	—	—
CET Gas	1,027	66	248	200	—	—
Sub-total	1,078	66	248	200	—	—
Clean Energy Businesses	1,235	447	1,791	200	400	400
Total capital expenditures	5,235	3,606	5,249	3,627	4,174	4,268
Retirement of long-term securities
Con Edison – parent company	2	402	2	3	403	503
CECONY	650	—	1,836	475	350	640
O&R	79	4	55	62	—	—
Clean Energy Businesses	4	28	45	110	113	117
Total retirement of long-term securities	735	434	1,938	650	866	1,260
Total capital requirements	$5,970	$4,040	$7,187	$4,277	$5,040	$5,528

(a)
CECONY’s capital expenditures for environmental protection facilities and related studies were $259 million, $381 million and $490 million in 2016, 2017 and 2018, respectively, and are estimated to be $447 million in 2019.

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

CON EDISON ANNUAL REPORT 2018	33

Contractual Obligations
The following table summarizes the Companies’ material obligations at December 31, 2018 to make payments pursuant to contracts. Long-term debt, capital lease obligations and other noncurrent liabilities are included on their balance sheets. Operating leases and electricity purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization)
CECONY	$14,290	$475	$990	$—	$12,825
O&R	762	62	—	—	700
Clean Energy Businesses	2,076	110	230	413	1,323
Parent	1,201	2	906	293	—
Interest on long-term debt (a)	15,418	791	1,494	1,385	11,748
Total long-term debt, including interest	33,747	1,440	3,620	2,091	26,596
Capital lease obligations (Note J)
CECONY	1	1	—	—	—
Total capital lease obligations	1	1	—	—	—
Operating leases (Notes J and Q)
CECONY	864	57	110	105	592
O&R	4	1	2	1	—
Clean Energy Businesses	373	15	31	30	297
Total operating leases	1,241	73	143	136	889
Purchase obligations
Electricity power purchase agreements – Utilities (Note I)
CECONY
Energy	1,957	100	189	193	1,475
Capacity (b)	1,089	202	177	109	601
Total CECONY	3,046	302	366	302	2,076
O&R
Energy and Capacity (b)	109	66	43	—	—
Total electricity and power purchase agreements – Utilities	3,155	368	409	302	2,076
Natural gas supply, transportation, and storage contracts – Utilities (c)
CECONY
Natural gas supply	323	240	80	3	—
Transportation and storage	3,048	307	608	514	1,619
Total CECONY	3,371	547	688	517	1,619
O&R
Natural gas supply	48	36	11	1	—
Transportation and storage	464	47	92	78	247
Total O&R	512	83	103	79	247
Total natural gas supply, transportation and storage contracts	3,883	630	791	596	1,866
Other purchase obligations
CECONY (d)	6,597	1,790	2,906	1,592	309
O&R (d)	392	76	80	235	1
Clean Energy Businesses (e)	248	191	18	16	23
Total other purchase obligations	7,237	2,057	3,004	1,843	333
Total	49,264	4,569	7,967	4,968	31,760

(a)	Includes interest on variable rate debt calculated at rates in effect at December 31, 2018.

(b)	Included in these amounts is the cost of minimum quantities of energy that the Utilities are obligated to purchase at both fixed and variable prices.

(c)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.

34	CON EDISON ANNUAL REPORT 2018

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

The Companies’ commitments to make payments in addition to these contractual commitments include their other liabilities reflected on their balance sheets, any funding obligations for their pension and other postretirement benefit plans, financial hedging activities, their collective bargaining agreements and Con Edison’s guarantees of certain obligations of the Clean Energy Businesses and CET – Electric. See Notes E, F, O and “Guarantees” in Note H to the financial statements in Item 8.
Capital Resources
Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison finances its capital requirements primarily through internally-generated funds, the sale of its common shares or external borrowings. Con Edison’s ability to make payments on external borrowings and dividends on its common shares depends on receipt of dividends from its subsidiaries, proceeds from the sale of additional common shares or its interests in its subsidiaries or additional external borrowings. See "Con Edison's Ability To Pay Dividends Or Interest Depends On Dividends From Its Subsidiaries" in Item 1A and Note S to the financial statements in Item 8.
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
Con Edison plans to meet its 2019 capital requirements, including for maturing securities, through internally-generated funds and the issuance of long-term debt and common equity. The company's plans include the issuance of between $1,600 million and $2,200 million of long-term debt, mostly at the Utilities, and the issuance of additional debt secured by its renewable electric production projects. The company's plans also include the issuance of up to $500 million of common equity in addition to equity under its dividend reinvestment, employee stock purchase and long term incentive plans and the physical settlement of the estimated $425 million remaining portion of its November 2018 equity forward transaction.

In 2016, the NYSPSC authorized CECONY, through 2019, to issue up to $5,200 million of debt securities ($4,604 million of which the company had issued as of December 31, 2018). In 2017, the NYSPSC authorized O&R, through 2021, to issue up to $310 million of debt securities ($150 million of which the company had issued as of December 31, 2018). The NYSPSC also authorized CECONY and O&R for such periods to issue debt securities to refund existing debt securities of up to $2,500 million for CECONY ($636 million of which the company had issued as of December 31, 2018) and $150 million for O&R (none of which the company had issued as of December 31, 2018). In January 2019, CECONY filed a petition with the NYSPSC for authorization to issue up to $5,600 million of debt securities prior to December 31, 2022.
The Clean Energy Businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. See "Long-term

CON EDISON ANNUAL REPORT 2018	35

Debt" in Note C to the financial statements in Item 8. Con Edison Transmission has financed its operations and capital requirements primarily with capital contributions and borrowings from Con Edison and internally-generated funds. See "Liquidity and Capital Resources" in Item 7.
For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2014	2015	2016	2017	2018
Con Edison	52.2	52.1	49.3	51.1	49.0
CECONY	50.9	51.4	49.5	50.8	48.6
At December 31, 2018, the credit ratings assigned by Moody’s, S&P and Fitch to the senior unsecured debt and commercial paper of Con Edison, CECONY and O&R were as follows:

	Moody's	S&P	Fitch
Con Edison
Senior Unsecured Debt	Baa1	BBB+	BBB+
Commercial Paper	P-2	A-2	F2
CECONY
Senior Unsecured Debt	A3	A-	A-
Commercial Paper	P-2	A-2	F2
O&R
Senior Unsecured Debt	Baa1	A-	A-
Commercial Paper	P-2	A-2	F2

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
Climate change could affect customer demand for the Companies’ energy services. It might also cause physical damage to the Companies’ facilities and disruption of their operations due to more frequent and more extreme weather-related events. In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system. Superstorm Sandy interrupted service to approximately 1.4 million of the Utilities’ customers – more than four times the number of customers impacted by the Utilities’ previous worst storm event (Hurricane Irene in 2011) and resulted in the Utilities incurring substantial response and restoration costs. CECONY invested $1 billion in its infrastructure in order to improve its resilience against storms like Superstorm Sandy.
Based on the most recent data (2016) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its direct GHG emissions constitute less than 0.1 percent of the nation’s GHG emissions. Transportation is the largest source of GHG emissions in New York State. Con Edison’s estimated emissions of GHG during the past five years were:

(Metric tons, in millions (a))	2014	2015	2016	2017	2018
CO2 equivalent emissions	3.2	3.2	3.1	3.0	3.1

(a)	Estimated emissions for 2018 are based on preliminary data and are subject to third-party verification.
Con Edison’s 49 percent decrease in direct GHG emissions (carbon dioxide, methane and sulfur hexafluoride) from the 2005 baseline (6.0 million metric tons) reflects the emission reductions resulting from equipment and repair

36	CON EDISON ANNUAL REPORT 2018

projects, reduced steam demand, the increased use of natural gas in lieu of fuel oil at CECONY’s steam production facilities as well as projects to reduce sulfur hexafluoride emissions and to replace gas distribution pipes.
CECONY has participated for several years in voluntary initiatives with the EPA to reduce its methane and sulfur hexafluoride emissions. The Utilities reduce methane emissions from the operation of their gas distribution systems through pipe maintenance and replacement programs, by operating system components at lower pressure and by introducing new technologies to prioritize leak repairs and to reduce losses when work is performed on operating assets. The Utilities reduce emissions of sulfur hexafluoride, which is used for arc suppression in substation circuit breakers and switches, by using improved technologies to locate and repair leaks and by replacing older equipment. The Utilities also actively promote energy efficiency and the use of renewable generation to help their customers reduce their GHG emissions.
NYSERDA and New York utilities had been responsible for implementing the Energy Efficiency Portfolio Standard (EEPS) established by the NYSPSC through energy efficiency programs designed and managed by NYSERDA and the utilities and authorized by the NYSPSC. CECONY billed customers EEPS surcharges of approximately $103 million in 2015 and 2014 to fund these programs. EEPS authorization ended December 2015. Beginning January 2016, New York utilities have implemented Energy Efficiency Transition Implementation Plans (ETIPs) and are responsible for designing and managing their energy efficiency programs consistent with utility-specific program budgets and metrics approved by the NYSPSC. Effective January 2016, the utilities are recovering the costs of their ETIP programs from their customers primarily through energy efficiency tracker surcharge mechanisms approved by the NYSPSC. The Utilities are authorized to bill customers $108 million and $99 million in 2018 and 2017, respectively, through these mechanisms. Pursuant to CECONY's current electric rate plan, the company will supplement its existing ETIP programs with new energy efficiency, electric vehicle and system peak reduction programs, the cost of which will be reflected in base rates. See Note B to the financial statements in Item 8. The annual budgets of the existing and new programs are approximately $234 million in 2019.
Through the Utilities' energy-efficiency programs, customers reduced their annual energy use by approximately 1,983,000 MWh of electricity and 2,743,000 Dt of gas from the programs’ inception in 2009 through 2018, resulting in their avoiding the release of approximately 1,706,000 short tons of GHG into the atmosphere in 2018. In addition, CECONY’s other demand-side management programs assisted customers in reducing their annual energy use by approximately 348,000 MWh of electricity from the programs’ inception in 2004 through 2018, resulting in their avoiding the release of approximately 271,000 short tons of GHG into the atmosphere in 2018.
Emissions are also avoided by renewable electric production facilities replacing fossil-fueled electric production facilities. NYSERDA has been responsible for implementing the renewable portfolio standard (RPS) established by the NYSPSC. NYSERDA has entered into long-term agreements with developers of large renewable electric production facilities and pays them premiums based on the facilities’ electric output. These facilities sell their energy output in the wholesale energy market administered by the NYISO. As a result of the Utilities’ participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable electric production facilities. NYSERDA also has provided rebates to customers who installed eligible renewable electric production technologies. The electricity produced by such customer-sited renewables generation offsets the energy that the Utilities would otherwise have procured, thereby reducing the amount of electricity produced by non-renewable production facilities. The Utilities billed customers RPS surcharges of $19 million in 2016, (and approximately $697 million cumulatively from 2006) to fund these NYSERDA programs. In March 2016, NYSERDA reported that the statewide environmental benefits of having electricity generated by renewable production facilities from 2006 through 2015, as opposed to the State’s “system-mix,” amounts to approximately 6,700 tons of nitrogen oxides, 12,200 tons of sulfur dioxides and 6.4 million tons of carbon dioxide in reduced emissions over this time period. In January 2016, the NYSPSC approved a 10-year $5,300 million clean energy fund to be managed by NYSERDA under the NYSPSC's supervision. The clean energy fund has four portfolios: market development; innovation and research; NY Green Bank and NY Sun. The Utilities have eliminated the separate RPS tariff and now collect all clean energy fund surcharges through the system benefit charge (including previously authorized RPS, EEPS, Technology and Market Development collections and incremental clean energy fund collections to be collected from electric customers only). The Utilities billed customers clean energy fund surcharges of $311 million, $298 million and $277 million in 2018, 2017, and 2016 respectively. For information about NYSPSC proceedings considering renewable generation see “Utility Regulation – State Utility Regulation – New York Utility Industry – Reforming the Energy Vision," above.
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

CON EDISON ANNUAL REPORT 2018	37

levels; 50 percent of electric generation from renewable energy sources; and a 23 percent decrease in energy consumption in buildings from 2012 levels. For information about the NYSPSC's adoption of a clean energy standard to mandate achievement of the State Energy Plan's goals, see "Utility Regulation – State Utility Regulation – New York Utility Industry – Reforming the Energy Vision," above. In January 2019, the Governor of New York announced a proposal that, if enacted into law, would require that 70 percent of electric generation be from renewable energy sources by 2030 and 100 percent be carbon-free by 2040. The proposal also includes the creation of a climate action council to develop a comprehensive plan to make New York carbon neutral by significantly and cost-effectively reducing emissions from all major sources, including electricity, transportation, buildings, industry, commercial activity, and agriculture.
Also, New York State and New York City have announced goals to reduce GHG emissions 80 percent below 1990 and 2005, respectively, levels by 2050.
In 2015, the United States Environmental Protection Agency (EPA) issued its Clean Power Plan to reduce carbon dioxide emissions from existing power plants 32 percent from 2005 levels by 2030. Under the Clean Power Plan, each state is required to submit for EPA approval a plan to reduce its emissions to specified rate-based or equivalent mass-based target levels (as determined in accordance with the Clean Power Plan) applicable to the state. For New York State, the emissions rate-based target level for 2030 is approximately 20 percent below its 2012 emissions rate. State plans may, among other things, include participation in regional cap-and-trade programs. In 2017, the EPA proposed to repeal its Clean Power Plan and issued an advanced notice of proposed rulemaking to solicit information as the EPA considers proposing a future rule. In 2018, the EPA issued a proposal entitled the “Affordable Clean Energy Act” (or “ACE”) in response to the advanced notice. The proposed ACE rule is focused on coal-fired power plants and is unlikely to impact company operations.
CECONY is subject to carbon dioxide emissions regulations established by New York State under RGGI. The initiative, a cooperative effort by Northeastern and Mid-Atlantic states, established a decreasing cap on carbon dioxide emissions resulting from the generation of electricity. Under RGGI, affected electric generators are required to obtain emission allowances to cover their carbon dioxide emissions, available primarily through auctions administered by participating states or a secondary market. CECONY has purchased sufficient allowances of 2.89 million short tons to meet its requirement for the most recent RGGI compliance period (2018-2020). CECONY will purchase additional RGGI allowances during the remaining two years of the compliance period based on anticipated emissions, which are expected to be similar to past compliance periods.
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

38	CON EDISON ANNUAL REPORT 2018

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
Coal tar or other MGP-related contaminants have been detected at the remaining 36 sites. Remedial actions have been completed at all or portions of 14 sites and the NYSDEC has issued NFA letters for these sites. In addition, remedial actions have been completed by property owners at all or portions of four sites under the NYS Brownfield Cleanup Program and Certificates of Completion have been issued by the NYSDEC for these sites. Remedial design is ongoing for the remaining sites or portions of sites, however, the information as to the extent of contamination and scope of the remediation likely to be required for many of these sites is incomplete. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites (other than the Astoria site which is discussed below) could range from $509 million to $2,210 million.
Astoria Site
CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property owned by it in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to remediate the contamination. The company’s investigations are ongoing. The company has submitted to the NYSDEC and the New York State Department of Health reports and in the future will be submitting additional reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property could range from $172 million to $515 million.
Gowanus Canal
In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent to or near the 1.8 mile Gowanus Canal in Brooklyn, New York. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses and parking lots. The canal is near several residential neighborhoods. In September 2013, the EPA issued its record of decision for the site. The EPA concluded that there was significant contamination at the site, including polycyclic aromatic hydrocarbons, polychlorinated biphenyls (PCBs), pesticides, metals and volatile organic compounds. The EPA selected a remedy for the site that includes dredging and disposal of some contaminated sediments and stabilization and capping of contamination that will not be removed. The EPA estimated the cost of the selected remedy to be $506 million (and indicated the actual cost could be significantly higher or lower). The EPA has identified 39 potentially responsible parties (PRPs) with respect to the site, including CECONY (which the EPA indicated has facilities that may be a source of PCBs at the site). The EPA has ordered the PRPs, including CECONY, to coordinate and cooperate with each other to perform and/or fund the remedial design for the selected remedy, which current estimates indicate could cost approximately $97 million. CECONY is participating with other PRPs in an allocation process to determine each PRP’s share of the liability for these remedial design costs. In June 2015, other Federal agencies and the NYSDEC notified the PRPs of their intent to perform a natural resource damage assessment for the site. CECONY is unable to estimate its exposure to liability for the Gowanus Canal site.
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

CON EDISON ANNUAL REPORT 2018	39

has reason to believe that hazardous substances have come to be released from CECONY facilities into Newtown Creek. The current schedule anticipates completion of a feasibility study for the site during 2022 and issuance of its record of decision selecting a remedy for the site shortly thereafter. CECONY is unable to estimate its exposure to liability for the Newtown Creek site.

Other Superfund Sites
In September 2007, the NYSDEC demanded that the company investigate and remediate PCB contamination that may have migrated from a former CECONY service center facility in Flushing New York, into the adjacent Flushing River. In April 2008, the company and the NYSDEC entered into a consent order under which the company agreed to implement a NYSDEC-approved investigation program for the Flushing River and, if deemed necessary by the NYSDEC to protect human health and the environment, to implement a NYSDEC-approved remediation program for any PCB contamination in the river attributable to the site. In March 2011, the company submitted to the NYSDEC a report indicating that PCBs had migrated from the site to sediment in a portion of the river. In August 2013, the NYSDEC selected a remedy that required the company to submit a remedial design report, remove contaminated sediment, restore the river bed with clean material, prepare a site management plan and implement institutional controls. The final remedial design was submitted to and approved by the NYSDEC in 2017. CECONY completed construction of the remedy during 2018.
In 2016, CECONY and another utility responded to a reported dielectric fluid leak at a New Jersey marina on the Hudson River associated with one or two underwater transmission lines, the New Jersey portion of which is owned and operated by the other utility and the New York portion of which is owned and operated by CECONY. In 2017, after the marina owner had cleared substantial debris from its collapsed pier and rip rap material that it had previously placed over and in the vicinity of the underwater transmission lines in an attempt to shore up its failing pier, a dielectric fluid leak was found and repaired on one of the underwater transmission lines. In August 2018, the EPA declared the leak response complete. CECONY and the other utility are disputing whether to return the transmission lines to operation. CECONY, the other utility and the marina owner are involved in litigation in federal court regarding response and repair costs, related damages, and the future of the lines. In September 2018, FERC dismissed a complaint filed by the other utility in which it had requested that FERC order CECONY to cooperate with the other utility to remove all of the dielectric fluid from the transmission lines and remove the lines. In October 2018, the other utility filed a request for rehearing at FERC with respect to its decision to dismiss the complaint. CECONY expects that, consistent with the cost allocation provisions of its prior arrangements with the other utility for the transmission lines, the response and repair costs incurred by CECONY, the other utility and government agencies, net of any recovery from the marina owner, will be shared by CECONY and the other utility and that CECONY's share is not reasonably likely to have a material adverse effect on its financial position, results of operations or liquidity.
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

40	CON EDISON ANNUAL REPORT 2018

Site	Location	Start	Court or Agency	% of Total Liability
Cortese Landfill	Narrowsburg, NY	1987	EPA	6.0%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	100.0%
Metal Bank of America	Philadelphia, PA	1987	EPA	1.0%
Global Landfill	Old Bridge, NJ	1988	EPA	0.4%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	0.7%

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
O&R has completed remedial investigations at all seven of its MGP sites and has received the NYSDEC’s decision regarding the remedial work to be performed at six of the sites. Of the six sites, O&R has completed remediation at four sites. Remedial construction was initiated on a portion of one of the remaining sites in 2018 and remedial design is ongoing for the other remaining sites. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites could range from $86 million to $142 million.
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

CON EDISON ANNUAL REPORT 2018	41

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
The EPA's Transport Rule (also referred to as the Cross-State Air Pollution Rule), which was implemented in January 2015, established a new cap and trade program requiring further reductions in air emissions than the Clean Air Intrastate Rule (CAIR) that it replaced. Under the Transport Rule, utilities are to be allocated emissions allowances and may sell the allowances or buy additional allowances. CECONY requested and received NYSPSC approval to change the provisions under which the company recovers its purchased power costs to provide for costs incurred to purchase emissions allowances and revenues received from the sale of allowances. CECONY complied with the Transport Rule in 2018 and expects to comply with the rule in 2019. If changes to the Transport Rule that have been proposed are adopted, the number of allowances allocated to CECONY would decrease and the company would be required to purchase allowances to offset the decreased allocation.

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
Employees
At December 31, 2018, Con Edison had no employees other than those of CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission (which had 13,685, 1,176, 435 and 11 employees, respectively). Of the CECONY and O&R employees, 8,011 and 601 employees, respectively, were represented by a collective bargaining unit. The collective bargaining agreement covering most of these CECONY employees expires in June 2020. Agreements covering other CECONY employees and O&R employees expire in June 2021 and May 2019, respectively.
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

42	CON EDISON ANNUAL REPORT 2018

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
The Companies May Be Adversely Affected By Changes To The Utilities’ Rate Plans.    The Utilities’ rate plans typically require action by regulators at their expiration dates, which may include approval of new plans with different provisions. The need to recover from customers increasing costs, taxes or state-mandated assessments or surcharges could adversely affect the Utilities’ opportunity to obtain new rate plans that provide a reasonable rate of return and continue important provisions of current rate plans. The Utilities’ current New York electric and gas rate plans include revenue decoupling mechanisms and their New York electric, gas and steam rate plans include provisions for the recovery of energy costs and reconciliation of the actual amount of pension and other postretirement, environmental and certain other costs to amounts reflected in rates. In January 2019, CECONY filed a request with the NYSPSC for new electric and gas rate plans to be effective January 2020. See “Rate Plans” and "Other Regulatory Matters" in Note B to the financial statements in Item 8.
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
Operations Risks:
The Failure of, or Damage to, the Companies’ Facilities Could Adversely Affect the Companies.    The Utilities provide electricity, gas and steam service using energy facilities, many of which are located either in, or close to, densely populated public places. See the description of the Utilities’ facilities in Item 1. A failure of, or damage to, these facilities, or an error in the operation or maintenance of these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. A natural disaster such as a major storm, a heat wave or hurricane could damage facilities and the Utilities may experience more severe consequences from attempting to operate during and after such events. The Utilities’ response to such events may be perceived to be below customer expectations. The Utilities could be required to pay substantial amounts that may not be covered by the Utilities’ insurance policies to repair or replace their facilities, compensate others for injury or death or other damage and settle any proceedings initiated by state utility regulators or other regulatory agencies. The occurrence of such events could also adversely affect the cost and availability of insurance. See “Other Regulatory Matters” in Note B and “Manhattan Explosion and Fire” and "Manhattan Steam Main Rupture" in Note H to the financial statements in Item 8. Changes to laws, regulations or judicial doctrines could further expand the Utilities’ liability for service interruptions. See “Utility Regulation – State Utility Regulation” and "Environmental Matters" in Item 1.

CON EDISON ANNUAL REPORT 2018	43

A Cyber Attack Could Adversely Affect the Companies.    The Companies and other operators of critical energy infrastructure and energy market participants face a heightened risk of cyber attack. Cyber attacks may include hacking, viruses, malware, denial of service attacks, ransomware or other data security breaches. The U.S. Department of Energy's Quadrennial Energy Review, issued in January 2017, indicated that cyber threats to the electricity system are increasing in sophistication, magnitude and frequency. The Companies’ businesses require the continued operation of information systems and network infrastructure. See Item 1 for a description of the businesses of the Utilities, the Clean Energy Businesses and Con Edison Transmission. Interconnectivity with customers, independent system operators, energy traders and other energy market participants, suppliers, contractors and others exposes the Companies’ information systems and network infrastructure to an increased risk of cyber attack and increases the risk that a cyber attack on the Companies could affect others. In the event of a cyber attack that the Companies were unable to defend against or mitigate, the Companies could have their operations and the operations of their customers and others disrupted. The Companies could also have their financial and other information systems and network infrastructure impaired, property damaged and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation, penalties and damage to their reputation. The Companies have experienced cyber attacks, although none of the attacks had a material impact.
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
Financial and Market Risks:
A Disruption In The Wholesale Energy Markets Or Failure By An Energy Supplier or Customer Could Adversely Affect The Companies.     Almost all the electricity and gas the Utilities sell to their full-service customers is purchased through the wholesale energy markets or pursuant to contracts with energy suppliers. See the description of the Utilities’ energy supply in Item 1. A disruption in the wholesale energy markets or a failure on the part of the Utilities’ energy suppliers or operators of energy delivery systems that connect to the Utilities’ energy facilities could adversely affect their ability to meet their customers’ energy needs and adversely affect the Companies. The Utilities' ability to gain access to additional energy supplies, if needed, is dependent on effective markets and siting approvals for developer projects, which the Utilities do not control. See “CECONY - Gas Peak Demand” in Item 1.The output of most of the Clean Energy Businesses’ renewable electric production projects is sold under long-term power purchase agreements with utilities and municipalities, and a failure on their part could adversely affect Con Edison. In January 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of Con Edison Development renewable electric production projects with an aggregate generating capacity of 680 MW (AC) is sold under PG&E PPAs. See “Clean Energy Businesses - Con Edison Development,” in Item 1 and “Long-Lived and Intangible Assets” in Note A and "Long-term Debt" in Note C to the financial statements in Item 8.
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
Con Edison’s Ability To Pay Dividends Or Interest Depends On Dividends From Its Subsidiaries.    Con Edison’s ability to pay dividends on its common stock or interest on its external borrowings depends primarily on the dividends and other distributions it receives from its subsidiaries. The dividends that the Utilities may pay to Con Edison are limited by the NYSPSC to not more than 100 percent of their respective income available for dividends calculated on a two-year rolling average basis, with certain exceptions. See “Dividends” in Note C and Note S to the financial statements in Item 8.

44	CON EDISON ANNUAL REPORT 2018

The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their construction expenditures will exceed $10,800 million over the next three years. The Utilities use internally-generated funds, equity contributions from Con Edison, if any, and external borrowings to fund the construction expenditures. The Clean Energy Businesses and Con Edison Transmission are investing in renewable generation and energy infrastructure projects that require funds in excess of those produced in the businesses. Con Edison expects to finance its capital requirements primarily through internally generated funds, the sale of its common shares or external borrowings. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.
Changes To Tax Laws Could Adversely Affect the Companies.  Changes to tax laws, regulations or interpretations thereof could have a material adverse impact on the Companies. The reduction in the federal corporate income tax rate to 21 percent under the TCJA results in decreased cash flows from operating activities, and requires increased cash flows from financing activities, for the Utilities. Depending on the extent of these changes in cash flows, the changes could adversely impact the Companies’ credit ratings. See “Capital Requirements and Resources – Capital Resources” in Item 1, “Liquidity and Capital Resources – Cash Flows from Operating Activities” in Item 7, "Other Regulatory Matters" in Note B and Note L to the financial statements in Item 8.

Other Risks:
The Companies’ Strategies May Not Be Effective To Address Changes In The External Business Environment.    The failure to identify, plan and execute strategies to address changes in the external business environment could have a material adverse impact on the Companies. Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted assets. Changes to public policy, laws or regulations (or interpretations thereof), customer behavior or technology could significantly impact the value of the Utilities’ energy delivery facilities, the Clean Energy Businesses’ renewable and energy infrastructure projects and Con Edison Transmission's investment in electric and gas transmission projects. Such changes could also affect the Companies’ opportunities to make additional investments in such assets and the potential return on the investments. See “Utility Regulation – State Utility Regulation – New York Utility Industry – Reforming the Energy Vision,” "Environmental Matters - Climate Change" and “Competition” in Item 1.

The Companies Also Face Other Risks That Are Beyond Their Control.    The Companies’ results of operations can be affected by circumstances or events that are beyond their control. Weather directly influences the demand for electricity, gas and steam service, and can affect the price of energy commodities. Terrorist or other physical attacks or acts of war could damage the Companies' facilities. Economic conditions can affect customers’ demand and ability to pay for service, which could adversely affect the Companies.

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

CON EDISON ANNUAL REPORT 2018	45

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

Item 3:    Legal Proceedings
For information about certain legal proceedings affecting the Companies, see the information on the PG&E bankruptcy under "Long-Lived and Intangible Assets" in Note A, “Other Regulatory Matters” in Note B, “Superfund Sites” and “Asbestos Proceedings” in Note G and “Manhattan Explosion and Fire” and "Manhattan Steam Main Rupture" in Note H to the financial statements in Item 8 and “Environmental Matters – CECONY – Superfund” and “Environmental Matters – O&R – Superfund” in Item 1 of this report, which information is incorporated herein by reference.

Item 4:    Mine Safety Disclosures
Not applicable.

46	CON EDISON ANNUAL REPORT 2018

Executive Officers of the Registrant
The following table sets forth certain information about the executive officers of Con Edison as of February 21, 2019. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
John McAvoy	58	5/14 to present – Chairman of the Board, President and Chief Executive Officer and Director of Con Edison and Chairman, Chief Executive Officer and Trustee of CECONY
		12/13 to 4/14 – President and Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of CECONY
Robert Hoglund	57	9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and CECONY
Timothy P. Cawley	54	1/18 to present – President of CECONY
		12/13 to 12/17 – President and Chief Executive Officer of O&R
Robert Sanchez	53	12/17 to present – President and Chief Executive Officer of O&R
		11/17 – Senior Vice President of CECONY
		9/16 to 10/17 – Senior Vice President – Corporate Shared Services of CECONY
		9/14 to 8/16 – Vice President – Brooklyn & Queens Electric Operations of CECONY
		5/11 to 8/14 – Vice President – System & Transmission Operations of CECONY
Mark Noyes	54	12/16 to present – President and Chief Executive Officer of Con Edison Clean Energy Businesses, Inc.
		5/16 to present – President and Chief Executive Officer of Con Edison Solutions
		10/15 to present – President and Chief Executive Officer of Con Edison Development and Con Edison Energy
		10/14 to 9/15 – Senior Vice President and Chief Operating Officer of Con Edison Development and Con Edison Energy
		3/09 to 9/14 – Vice President of Con Edison Development
Joseph P. Oates	57	9/16 to present – President and Chief Executive Officer of Con Edison Transmission, Inc.
		1/16 to 8/16 – President of Con Edison Transmission, Inc.
		9/15 to 8/16 – Senior Vice President – Corporate Shared Services of CECONY
		9/12 to 8/15 – Senior Vice President – Business Shared Services of CECONY
Elizabeth D. Moore	64	5/13 to present – Senior Vice President and General Counsel of Con Edison and CECONY
Frances A. Resheske	58	2/02 to present – Senior Vice President – Corporate Affairs (formerly known as Public Affairs) of CECONY
Mary E. Kelly	50	11/17 to present – Senior Vice President – Corporate Shared Services of CECONY
		1/16 to 10/17 – Vice President – Gas Engineering
		1/14 to 12/15 – Vice President – Construction
		5/09 to 12/14 – General Manager – Construction
Saumil P. Shukla	59	9/15 to present – Senior Vice President – Utility Shared Services of CECONY
		10/14 to 8/15 – Vice President – Supply Chain (Shared Services)
		9/07 to 9/14 – Vice President – Steam Operations of CECONY
Robert Muccilo	62	7/09 to present – Vice President and Controller of Con Edison and CECONY
		11/09 to present – Chief Financial Officer and Controller of O&R
Yukari Saegusa	51	9/16 to present – Treasurer of Con Edison and CECONY
		8/16 to present – Vice President of Con Edison and CECONY
		8/13 to present – Treasurer of O&R
		3/13 to 7/16 – Director of Corporate Finance of CECONY
Gurudatta Nadkarni	53	1/08 to present – Vice President of Strategic Planning of CECONY

CON EDISON ANNUAL REPORT 2018	47

Part II
Item 5:    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison
Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange under the trading symbol "ED." As of January 31, 2019, there were 42,953 holders of record of Con Edison’s Common Shares. Con Edison paid quarterly dividends of 69 cents per Common Share in 2017 and quarterly dividends of 71.5 cents per Common Share in 2018.  On January 17, 2019, Con Edison declared a quarterly dividend of 74 cents per Common Share that is payable on March 15, 2019. Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends is subject to approval and declaration by Con Edison’s Board of Directors and will depend on a variety of factors including business, financial and regulatory considerations. For additional information about the payment of dividends by the Utilities to Con Edison, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).
During 2018, the market price of Con Edison’s Common Shares decreased by 10.0 percent (from $84.95 at year-end 2017 to $76.46 at year-end 2018). By comparison, the S&P 500 Index decreased 6.2 percent and the S&P 500 Utilities Index increased 0.5 percent. The total return to Con Edison’s common shareholders during 2018, including both price appreciation and investment of dividends, was -6.6 percent. By comparison, the total returns for the S&P 500 Index and the S&P 500 Utilities Index were -4.4 percent and 4.1 percent, respectively. For the five-year period 2014 through 2018 inclusive, Con Edison’s shareholders’ total return was 67.7 percent, compared with total returns for the S&P 500 Index and the S&P 500 Utilities Index of 50.3 percent and 66.6 percent, respectively.

Total Return Performance
Consolidated Edison, Inc.
S&P 500 Index
S&P Utilities Index
Index Value
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Years Ended December 31,
Company / Index	2013	2014	2015	2016	2017	2018
Consolidated Edison, Inc.	100.00	124.80	126.56	150.52	179.53	167.65
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P Utilities	100.00	128.98	122.73	142.72	159.99	166.57
Based on $100 invested at December 31, 2013, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

48	CON EDISON ANNUAL REPORT 2018

CECONY
The outstanding shares of CECONY’s Common Stock ($2.50 par value) are the only class of common equity of CECONY. They are held by Con Edison and are not traded.
The dividends declared by CECONY in 2017 and 2018 are shown in its Consolidated Statement of Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

Item 6:    Selected Financial Data
For selected financial data of Con Edison and CECONY, see “Introduction” appearing before Item 1 (which selected financial data is incorporated herein by reference).

CON EDISON ANNUAL REPORT 2018	49

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
Corporate Overview
Con Edison’s principal business operations are those of the Utilities. Con Edison's business operations also include those of the Clean Energy Businesses and Con Edison Transmission. See “Significant Developments and Outlook” in the Introduction to this report, “The Utilities,” “Clean Energy Businesses” and "Con Edison Transmission" in Item 1, and segment financial information in Note N to the financial statements in Item 8. Certain financial data of Con Edison’s businesses are presented below:

	For the Year Ended December 31, 2018				At December 31, 2018
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Assets
CECONY	$10,680	87%	$1,196	87%	$43,108	80%
O&R	891	7%	59	4%	2,892	5%
Total Utilities	11,571	94%	1,255	91%	46,000	85%
Clean Energy Businesses (a) (b)	763	6%	145	10%	5,821	11%
Con Edison Transmission	4	—%	47	4%	1,425	3%
Other (c)	(1)	—%	(65)	(5)%	674	1%
Total Con Edison	$12,337	100%	$1,382	100%	$53,920	100%

(a)	Net income from the Clean Energy Businesses for the year ended December 31, 2018 includes $6 million of net after-tax mark-to-market loss.

(b)
In December 2018, a Con Edison Development subsidiary acquired Sempra Solar Holdings, LLC. The purchase price for the acquisition was $1,609 million. Upon completion of the acquisition, the Clean Energy Businesses recognized an after-tax gain of $89 million with respect to jointly-owned renewable energy production projects. See Note U to the financial statements in Item 8.

(c)
Other includes parent company and consolidation adjustments. Net income includes $(42) million of income tax expense resulting from a re-measurement of the company's deferred tax assets and liabilities following the issuance of proposed regulations relating to the Tax Cuts and Jobs Act of 2017 (TCJA) for the year ended December 31, 2018. See Note L to the financial statements in Item 8. Net income for the year ended December 31, 2018 also includes the after-tax transaction costs of $(8) million related to a Con Edison Development subsidiary’s purchase of Sempra Solar Holdings, LLC. See Note U to the financial statements in Item 8.

Results of Operations
Net income and earnings per share for the years ended December 31, 2018, 2017 and 2016 were as follows:

(Millions of Dollars, except per share amounts)	Net Income			Earnings per Share
	2018	2017	2016	2018	2017	2016
CECONY	$1,196	$1,104	$1,056	$3.84	$3.59	$3.52
O&R	59	64	59	0.19	0.21	0.20
Clean Energy Businesses (a)(b)(c)	145	332	118	0.46	1.08	0.39
Con Edison Transmission (c)	47	44	20	0.15	0.15	0.07
Other (c)(d)	(65)	(19)	(8)	(0.21)	(0.06)	(0.03)
Con Edison (e)	$1,382	$1,525	$1,245	$4.43	$4.97	$4.15

(a)
Includes $1 million or $0.00 a share of net after-tax gain on the sale of a solar electric production project in 2017 (see Note U to the financial statements in Item 8). Also includes $56 million or $0.19 a share of net gain related to the sale of the retail electric supply business and $(12) million or $(0.04) a share of net loss related to the goodwill impairment charge on two energy services companies in 2016 (see Notes U and K to the financial statements in Item 8). Includes $(6) million or $(0.02) a share, $1 million or $0.00 a share and $3 million or $0.02 a share of net after-tax mark-to-market gains/(losses) in 2018, 2017 and 2016, respectively.

(b)
In December 2018, a Con Edison Development subsidiary acquired Sempra Solar Holdings, LLC. Upon completion of the acquisition, the Clean Energy Businesses recognized an after-tax gain of $89 million or $0.28 per share with respect to jointly-owned renewable energy production projects. See Note U to the financial statements in Item 8.

(c)
Upon enactment of the TCJA in December 2017, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under TCJA. As a result, Con Edison decreased its net deferred tax liabilities by $5,312 million, recognized $259 million in net income, decreased its regulatory asset for future income tax by $1,250 million, decreased its regulatory asset for revenue taxes by $90 million and accrued a regulatory liability for future income tax of $3,713 million. The amount recognized in net income for the

50	CON EDISON ANNUAL REPORT 2018

Clean Energy Businesses, Con Edison Transmission and the parent company was $269 million, $11 million and $(21) million, respectively. See “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

(d)
Other includes parent company and consolidation adjustments. Net income includes $(42) million or $(0.14) a share of income tax expense resulting from a re-measurement of the company's deferred tax assets and liabilities following the issuance of proposed regulations relating to the TCJA for the year ended December 31, 2018. See Note L to the financial statements in Item 8. Net income for the year ended December 31, 2018 also includes $(8) million or $(0.02) a share of the after-tax transaction costs related to a Con Edison Development subsidiary’s purchase of Sempra Solar Holdings, LLC. See Note U to the financial statements in Item 8.

(e)
Earnings per share on a diluted basis were $4.42 a share, $4.94 a share and $4.12 a share in 2018, 2017 and 2016, respectively. See "Earnings Per Common Share" in Note A to the financial statements in Item 8.

The following tables present the estimated effect of major factors on earnings per share and net income for the years ended December 31, 2018 as compared with 2017, and 2017 as compared with 2016.

CON EDISON ANNUAL REPORT 2018	51

	Variation for the Years Ended December 31, 2018 vs. 2017
	Earnings per Share	Net Income (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.84	$258
Reflects primarily higher electric and gas net base revenues of $0.59 a share and $0.16 a share, respectively, and growth in the number of gas customers of $0.06 a share. Electric and gas base rates increased in January 2018 in accordance with the company's rate plans.

Weather impact on steam revenues	0.10	31
Steam revenues were $0.06 a share higher in 2018 due to the estimated impact of colder than normal winter weather. Steam revenues were $(0.05) a share lower in 2017 due to the estimated impact of warmer than normal winter weather.

Operations and maintenance expenses	(0.08)	(25)	Reflects primarily higher consultant costs of $(0.05) a share and storm-related costs of $(0.04) a share.
Depreciation, property taxes and other tax matters	(0.37)	(115)	Reflects higher net property taxes of $(0.25) a share and depreciation and amortization expense of $(0.19) a share, offset, in part, by New York State sales and use tax refunds of $0.07 a share.
Other	(0.24)	(57)
Reflects primarily higher interest expense on long-term debt of $(0.16) a share, regulatory reserve related to steam earnings sharing of $(0.05) a share, and the dilutive effect of Con Edison's stock issuances of $(0.06) a share.

Total CECONY	0.25	92
O&R (a)
Changes in rate plans	0.02	6	Reflects primarily higher gas net base revenues. Gas base rates increased in November 2017 in accordance with the company's gas rate plan.
Operations and maintenance expenses	(0.02)	(6)	Reflects primarily reduction of a regulatory asset associated with certain site investigation and environmental remediation costs.
Depreciation, property taxes and other tax matters	(0.01)	(4)	Reflects higher depreciation and amortization expense.
Other	(0.01)	(1)
Total O&R	(0.02)	(5)
Clean Energy Businesses
Operating revenues less energy costs	(0.05)	(16)
Reflects primarily lower renewable revenues, including engineering, procurement and construction services, offset, in part, by an increase in renewable electric production projects in operation and an increase in energy services revenue.

Operations and maintenance expenses	0.06	19	Reflects primarily lower engineering, procurement and construction costs.
Depreciation	(0.03)	(9)
Net interest expense	(0.05)	(15)
Gain on sale of solar electric production project	—	(1)
Income tax effect of the TCJA	(0.88)	(269)
Gain on acquisition of Sempra Solar Holdings, LLC	0.42	131
Other	(0.09)	(27)
Total Clean Energy Businesses	(0.62)	(187)
Con Edison Transmission	—	3	Includes the effect of the TCJA of $0.04 a share in December 2017. Reflects income from equity investments.
Other, including parent company expenses	(0.15)	(46)
Includes TCJA re-measurement of $(0.14) a share, New York State capital tax of $(0.03) a share and transaction costs related to acquisition of Sempra Solar Holdings, LLC of $(0.02) a share. Also includes the effect of the TCJA of $(0.07) a share in December 2017.

Total Reported (GAAP basis)	$(0.54)	$(143)

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

52	CON EDISON ANNUAL REPORT 2018

	Variation for the Years Ended December 31, 2017 vs. 2016
	Earnings per Share	Net Income (Millions of Dollars)
CECONY (a)
Changes in rate plans and regulatory charges	$0.47	$143
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

CON EDISON ANNUAL REPORT 2018	53

The Companies’ other operations and maintenance expenses for the years ended December 31, 2018, 2017 and 2016 were as follows:

(Millions of Dollars)	2018	2017	2016
CECONY
Operations	$1,553	$1,528	$1,477
Pensions and other postretirement benefits	71	58	159
Health care and other benefits	166	170	160
Regulatory fees and assessments (a)	444	476	469
Other	321	294	352
Total CECONY	2,555	2,526	2,617
O&R	305	296	285
Clean Energy Businesses (b)	287	313	164
Con Edison Transmission	10	9	3
Other (c)	(5)	(5)	(5)
Total other operations and maintenance expenses	$3,152	$3,139	$3,064

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)
The increase in other operations and maintenance expenses for the years ended December 31, 2018 and 2017 compared with the 2016 period is due primarily to higher engineering, procurement and construction costs.

(c)	Includes parent company and consolidation adjustments.
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2018, 2017 and 2016 follows. For additional business segment financial information, see Note N to the financial statements in Item 8.

54	CON EDISON ANNUAL REPORT 2018

The Companies’ results of operations for the years ended December 31, 2018, 2017 and 2016 were:

	CECONY			O&R			Clean Energy Businesses			Con Edison Transmission			Other (a)			Con Edison (b)
(Millions of Dollars)	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Operating revenues	$10,680	$10,468	$10,165	$891	$874	$821	$763	$694	$1,091	$4	$2	$—	$(1)	$(5)	$(2)	$12,337	$12,033	$12,075
Purchased power	1,433	1,415	1,568	208	191	197	2	(3)	674	—	—	—	1	(2)	—	1,644	1,601	2,439
Fuel	263	216	172	—	—	—	—	—	—	—	—	—	—	—	—	263	216	172
Gas purchased for resale	643	510	319	86	73	47	313	226	112	—	—	—	(1)	(1)	(1)	1,041	808	477
Other operations and maintenance	2,555	2,526	2,617	305	296	285	287	313	164	10	9	3	(5)	(5)	(5)	3,152	3,139	3,064
Depreciation and amortization	1,276	1,195	1,106	77	71	67	85	74	42	1	1	—	(1)	—	1	1,438	1,341	1,216
Taxes, other than income taxes	2,156	2,057	1,932	83	82	79	13	16	20	—	—	—	14	—	—	2,266	2,155	2,031
Gain on sale of retail electric supply business (2016) and solar electric production project (2017) (c)	—	—	—	—	—	—	—	1	104	—	—	—	—	—	—	—	1	104
Gain on acquisition of Sempra Solar Holdings, LLC (c)	—	—	—	—	—	—	131	—	—	—	—	—	—	—	—	131	—	—
Operating income	2,354	2,549	2,451	132	161	146	194	69	183	(7)	(8)	(3)	(9)	3	3	2,664	2,774	2,780
Other income less deductions	(143)	(137)	(189)	(19)	(19)	(15)	33	33	22	91	80	43	(24)	(5)	(2)	(62)	(48)	(141)
Net interest expense	689	623	603	39	36	36	63	43	34	20	16	6	8	11	17	819	729	696
Income before income tax expense	1,522	1,789	1,659	74	106	95	164	59	171	64	56	34	(41)	(13)	(16)	1,783	1,997	1,943
Income tax expense	326	685	603	15	42	36	19	(273)	53	17	12	14	24	6	(8)	401	472	698
Net income	$1,196	$1,104	$1,056	$59	$64	$59	$145	$332	$118	$47	$44	$20	$(65)	$(19)	$(8)	$1,382	$1,525	$1,245
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See Note U to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2018	55

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

CECONY

	For the Year Ended December 31, 2018				For the Year Ended December 31, 2017
(Millions of Dollars)	Electric	Gas	Steam	2018 Total	Electric	Gas	Steam	2017 Total	2018-2017 Variation
Operating revenues	$7,971	$2,078	$631	$10,680	$7,972	$1,901	$595	$10,468	$212
Purchased power	1,393	—	40	1,433	1,379	—	36	1,415	18
Fuel	158	—	105	263	127	—	89	216	47
Gas purchased for resale	—	643	—	643	—	510	—	510	133
Other operations and maintenance	1,961	420	174	2,555	1,942	413	171	2,526	29
Depreciation and amortization	984	205	87	1,276	925	185	85	1,195	81
Taxes, other than income taxes	1,676	332	148	2,156	1,625	298	134	2,057	99
Operating income	$1,799	$478	$77	$2,354	$1,974	$495	$80	$2,549	$(195)
Electric
CECONY’s results of electric operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	Variation
Operating revenues	$7,971	$7,972	$(1)
Purchased power	1,393	1,379	14
Fuel	158	127	31
Other operations and maintenance	1,961	1,942	19
Depreciation and amortization	984	925	59
Taxes, other than income taxes	1,676	1,625	51
Electric operating income	$1,799	$1,974	$(175)
CECONY’s electric sales and deliveries in 2018 compared with 2017 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2018	December 31, 2017	Variation	Percent Variation		December 31, 2018	December 31, 2017	Variation	Percent Variation
Residential/Religious (b)	10,797	9,924	873	8.8%		$2,846	$2,515	$331	13.2%
Commercial/Industrial	9,588	9,246	342	3.7		1,850	1,823	27	1.5
Retail choice customers	26,266	26,136	130	0.5		2,624	2,712	(88)	(3.2)
NYPA, Municipal Agency and other sales	10,186	10,012	174	1.7		662	633	29	4.6
Other operating revenues (c)	—	—	—	—		(11)	289	(300)	Large
Total	56,837	55,318	1,519	2.7%	(d)	$7,971	$7,972	$(1)	—%

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

(d)	After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area remained flat in 2018 compared with 2017.
Operating revenues decreased $1 million in 2018 compared with 2017 due primarily to the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see "Other Regulatory Matters" in Note B to the financial statements in Item 8) ($308 million), offset in part by higher revenues from the electric rate plan ($244 million), fuel expenses ($31 million) and purchased power expenses ($14 million).

56	CON EDISON ANNUAL REPORT 2018

Purchased power expenses increased $14 million in 2018 compared with 2017 due to higher purchased volumes ($27 million), offset by lower unit costs ($13 million).
Fuel expenses increased $31 million in 2018 compared with 2017 due to higher unit costs ($38 million), offset by lower purchased volumes ($7 million).
Other operations and maintenance expenses increased $19 million in 2018 compared with 2017 due primarily to higher other employee benefits ($34 million), consultant costs ($27 million) and storm related costs ($16 million), offset in part by lower stock based compensation ($36 million) and surcharges for assessments and fees that are collected in revenues from customers ($23 million).
Depreciation and amortization increased $59 million in 2018 compared with 2017 due primarily to higher electric utility plant balances.
Taxes, other than income taxes increased $51 million in 2018 compared with 2017 due primarily to higher property taxes ($100 million) and state and local taxes ($3 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017 – 2018 ($26 million) and a sales and use tax refund ($26 million).
Gas
CECONY’s results of gas operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	Variation
Operating revenues	$2,078	$1,901	$177
Gas purchased for resale	643	510	133
Other operations and maintenance	420	413	7
Depreciation and amortization	205	185	20
Taxes, other than income taxes	332	298	34
Gas operating income	$478	$495	$(17)
CECONY’s gas sales and deliveries, excluding off-system sales, in 2018 compared with 2017 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2018	December 31, 2017	Variation	Percent Variation		December 31, 2018	December 31, 2017	Variation	Percent Variation
Residential	57,815	52,244	5,571	10.7%		$966	$802	$164	20.4%
General	34,490	30,761	3,729	12.1		390	334	56	16.8
Firm transportation	82,472	71,353	11,119	15.6		595	524	71	13.5
Total firm sales and transportation	174,777	154,358	20,419	13.2	(b)	1,951	1,660	291	17.5
Interruptible sales (c)	7,351	7,553	(202)	(2.7)		40	35	5	14.3
NYPA	34,079	37,033	(2,954)	(8.0)		2	2	—	—
Generation plants	72,524	61,800	10,724	17.4		26	25	1	4.0
Other	20,822	21,317	(495)	(2.3)		31	31	—	—
Other operating revenues (d)	—	—	—	—		28	148	(120)	(81.1)
Total	309,553	282,061	27,492	9.7%		$2,078	$1,901	$177	9.3%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 5.1 percent in 2018 compared with 2017, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 3,326 thousands and 3,816 thousands of Dt for 2018 and 2017, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan. See Note B to the financial statements in Item 8.

Operating revenues increased $177 million in 2018 compared with 2017 due primarily to higher revenues from the gas rate plan and growth in the number of customers ($104 million) and increased gas purchased for resale expense ($133 million), offset in part by the reduction in other operating revenues resulting from the deferral as a

CON EDISON ANNUAL REPORT 2018	57

regulatory liability of estimated net benefits for the 2018 period under the TCJA (see "Other Regulatory Matters" in Note B to the financial statements in Item 8) ($85 million).
Gas purchased for resale increased $133 million in 2018 compared with 2017 due to higher unit costs ($84 million) and purchased volumes ($49 million).
Other operations and maintenance expenses increased $7 million in 2018 compared with 2017 due primarily to higher consultant costs.
Depreciation and amortization increased $20 million in 2018 compared with 2017 due primarily to higher gas utility plant balances.
Taxes, other than income taxes increased $34 million in 2018 compared with 2017 due primarily to higher property taxes ($40 million) and state and local taxes ($6 million), offset in part by deferral of under-collected property taxes due to new property tax rates for fiscal year 2017 – 2018 ($10 million) and a sales and use tax refund ($3 million).
Steam
CECONY’s results of steam operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	Variation
Operating revenues	$631	$595	$36
Purchased power	40	36	4
Fuel	105	89	16
Other operations and maintenance	174	171	3
Depreciation and amortization	87	85	2
Taxes, other than income taxes	148	134	14
Steam operating income	$77	$80	$(3)
CECONY’s steam sales and deliveries in 2018 compared with 2017 were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Years Ended					For the Years Ended
Description	December 31, 2018	December 31, 2017	Variation	Percent Variation		December 31, 2018	December 31, 2017	Variation	Percent Variation
General	593	490	103	21.0%		$30	$26	$4	15.4%
Apartment house	6,358	5,754	604	10.5		174	158	16	10.1
Annual power	14,811	13,166	1,645	12.5		441	392	49	12.5
Other operating revenues (a)	—	—	—	—		(14)	19	(33)	Large
Total	21,762	19,410	2,352	12.1%	(b)	$631	$595	$36	6.1%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan. See Note B to the financial statements in Item 8.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries increased 0.6 percent in 2018 compared with 2017.
Operating revenues increased $36 million in 2018 compared with 2017 due primarily to the weather impact on revenues ($43 million), higher fuel expenses ($16 million) and purchased power ($4 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see "Other Regulatory Matters" in Note B to the financial statements in Item 8) ($15 million) and higher regulatory reserve related to steam earnings sharing ($13 million).
Purchased power expenses increased $4 million in 2018 compared with 2017 due to higher purchased volumes ($6 million), offset by lower unit costs ($2 million).
Fuel expenses increased $16 million in 2018 compared with 2017 due to higher unit costs ($12 million) and purchased volumes ($4 million).
Other operations and maintenance expenses increased $3 million in 2018 compared with 2017 due primarily to property damage, clean-up and other response costs related to a steam main rupture (see "Manhattan Steam Main

58	CON EDISON ANNUAL REPORT 2018

Rupture" in Note H to the financial statements in Item 8) ($14 million), offset in part by surcharges for assessments and fees that are collected in revenues from customers ($4 million) and lower municipal infrastructure support costs ($2 million).
Depreciation and amortization increased $2 million in 2018 compared with 2017 due primarily to higher steam utility plant balances.
Taxes, other than income taxes increased $14 million in 2018 compared with 2017 due primarily to higher property taxes ($13 million) and state and local taxes ($2 million), offset in part by a sales and use tax refund ($1 million).
Taxes, Other Than Income Taxes
At $2,156 million, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

	For the Years Ended December 31,
(Millions of Dollars)	2018		2017		Variation
Property taxes	$1,845		$1,692		$153
State and local taxes related to revenue receipts	330		319		11
Payroll taxes	69		67		2
Other taxes	(88)		(21)		(67)
Total	$2,156	(a)	$2,057	(a)	$99

(a)	Including sales tax on customers’ bills, total taxes other than income taxes in 2018 and 2017 were $2,628 and $2,495 million, respectively.

Other Income (Deductions)
Other income (deductions) decreased $6 million in 2018 compared with 2017 due primarily to an increase in non-service costs related to pension and other postretirement benefits.
Net Interest Expense
Net interest expense increased $66 million in 2018 compared with 2017 due primarily to higher debt balances in 2018.
Income Tax Expense
Income taxes decreased $359 million in 2018 compared with 2017 due primarily to lower income before income tax expense ($56 million), a decrease in the corporate federal income tax rate due to the TCJA ($250 million), a decrease in tax benefits for plant-related flow items ($9 million) and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($52 million), offset in part by non-deductible business expenses ($3 million) and a decrease in bad debt write-offs ($4 million). CECONY deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the financial statements in Item 8.
O&R

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
(Millions of Dollars)	Electric	Gas	2018 Total	Electric	Gas	2017 Total	2018-2017 Variation
Operating revenues	$642	$249	$891	$642	$232	$874	$17
Purchased power	208	—	208	191	—	191	17
Gas purchased for resale	—	86	86	—	73	73	13
Other operations and maintenance	233	72	305	232	64	296	9
Depreciation and amortization	56	21	77	51	20	71	6
Taxes, other than income taxes	52	31	83	53	29	82	1
Operating income	$93	$39	$132	$115	$46	$161	$(29)

CON EDISON ANNUAL REPORT 2018	59

Electric
O&R’s results of electric operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	Variation
Operating revenues	$642	$642	$—
Purchased power	208	191	17
Other operations and maintenance	233	232	1
Depreciation and amortization	56	51	5
Taxes, other than income taxes	52	53	(1)
Electric operating income	$93	$115	$(22)
O&R’s electric sales and deliveries in 2018 compared with 2017 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2018	December 31, 2017	Variation	Percent Variation		December 31, 2018	December 31, 2017	Variation	Percent Variation
Residential/Religious (b)	1,713	1,567	146	9.3%		$326	$311	$15	4.8%
Commercial/Industrial	799	763	36	4.7		115	113	2	1.8
Retail choice customers	2,974	2,976	(2)	(0.1)		201	201	—	—
Public authorities	131	105	26	24.8		12	9	3	33.3
Other operating revenues (c)	—	—	—	—		(12)	8	(20)	Large
Total	5,617	5,411	206	3.8%	(d)	$642	$642	$0	—

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan. See Note B to the financial statements in Item 8.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 0.3 percent in 2018 compared with 2017.
Purchased power expenses increased $17 million in 2018 compared with 2017 due to higher purchased volumes ($15 million) and unit costs ($3 million).
Other operations and maintenance expenses increased $1 million in 2018 compared with 2017 due primarily to the reduction of a regulatory asset associated with certain site investigation and environmental remediation costs ($6 million), offset in part by lower surcharges for assessments and fees that are collected in revenues from customers ($3 million) and lower healthcare costs ($2 million).
Depreciation and amortization increased $5 million in 2018 compared with 2017 due primarily to higher electric utility plant balances.
Taxes, other than income taxes decreased $1 million in 2018 compared with 2017 due primarily to lower property taxes.
Gas
O&R’s results of gas operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 were as follows:

60	CON EDISON ANNUAL REPORT 2018

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	Variation
Operating revenues	$249	$232	$17
Gas purchased for resale	86	73	13
Other operations and maintenance	72	64	8
Depreciation and amortization	21	20	1
Taxes, other than income taxes	31	29	2
Gas operating income	$39	$46	$(7)
O&R’s gas sales and deliveries, excluding off-system sales, in 2018 compared with 2017 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2018	December 31, 2017	Variation	Percent Variation		December 31, 2018	December 31, 2017	Variation	Percent Variation
Residential	9,860	8,296	1,564	18.9%		$140	$115	$25	21.7%
General	2,190	2,184	6	0.3		26	24	2	8.3
Firm transportation	9,950	9,873	77	0.8		78	74	4	5.4
Total firm sales and transportation	22,000	20,353	1,647	8.1	(b)	244	213	31	14.6
Interruptible sales	3,746	3,771	(25)	(0.7)		6	7	(1)	(14.3)
Generation plants	1	9	(8)	(88.9)		—	—	—	—
Other	959	896	63	7.0		1	1	—	—
Other gas revenues	—	—	—	—		(2)	11	(13)	Large
Total	26,706	25,029	1,677	6.7%		$249	$232	$17	7.3%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 2.4 percent in 2018 compared with 2017.
Operating revenues increased $17 million in 2018 compared with 2017 due primarily to the increase in gas purchased for resale ($13 million) and higher revenues from the New York gas rate plan ($12 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA (see "Other Regulatory Matters" in Note B to the financial statements in Item 8) ($8 million).
Gas purchased for resale increased $13 million in 2018 compared with 2017 due to higher purchased volumes ($11 million) and unit costs ($2 million).
Other operations and maintenance expenses increased $8 million in 2018 compared with 2017 due primarily to higher pension costs ($6 million) and the reduction of a regulatory asset associated with certain site investigation and environmental remediation costs ($3 million), offset in part by lower healthcare costs ($1 million).
Depreciation and amortization increased $1 million in 2018 compared with 2017 due primarily to higher gas utility plant balances.
Taxes, other than income taxes increased $2 million in 2018 compared with 2017 due primarily to higher property taxes ($1 million) and state and local taxes ($1 million).
Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $1 million in 2018 compared with 2017. The principal components of taxes, other than income taxes, were:

CON EDISON ANNUAL REPORT 2018	61

	For the Years Ended December 31,
(Millions of Dollars)	2018		2017		Variation
Property taxes	$65		$66		$(1)
State and local taxes related to revenue receipts	10		9		1
Payroll taxes	8		7		1
Total	$83	(a)	$82	(a)	$1

(a)	Including sales tax on customers’ bills, total taxes other than income taxes in 2018 and 2017 were $112 million and $109 million, respectively.

Income Tax Expense
Income taxes decreased $27 million in 2018 compared with 2017 due primarily to lower income before income tax expense ($7 million), a decrease in the corporate federal income tax rate due to the TCJA ($15 million) and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($5 million). O&R deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the financial statements in Item 8.
Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	Variation
Operating revenues	$763	$694	$69
Purchased power	2	(3)	5
Gas purchased for resale	313	226	87
Other operations and maintenance	287	313	(26)
Depreciation and amortization	85	74	11
Taxes, other than income taxes	13	16	(3)
Gain on sale of solar electric production project (a)	—	1	(1)
Gain on acquisition of Sempra Solar Holdings, LLC (a)	131	—	131
Operating income	$194	$69	$125
(a) See Note U to the financial statements in Item 8.

Operating revenues increased $69 million in 2018 compared with 2017 due primarily to an increase in wholesale revenues ($89 million) due to higher sales volumes and revenue from projects in operation ($28 million), offset in part by a decrease in renewable revenues ($9 million) from engineering, procurement and construction services revenues ($38 million) and energy services revenues ($7 million) and a decrease in net mark-to-market values ($5 million).
Purchased power expenses increased $5 million in 2018 compared with 2017 due primarily to true-ups relating to the sale of the retail electric supply business.
Gas purchased for resale increased $87 million in 2018 compared with 2017 due to higher purchased volumes.
Other operations and maintenance expenses decreased $26 million in 2018 compared with 2017 due primarily to decreased engineering, procurement and construction costs.
Depreciation and amortization increased $11 million in 2018 compared with 2017 due to an increase in renewable electric production projects in operation during 2018.
Taxes, other than income taxes decreased $3 million in 2018 compared with 2017 due to lower property taxes.
Gain on sale of solar electric production project decreased $1 million in 2018 compared with 2017 due to the absence of gain on sale in 2018 of Upton 2. See Note U to the financial statements in Item 8.
Gain on acquisition of Sempra Solar Holdings, LLC increased $131 million in 2018 compared with 2017 due to the gain recognized with respect to jointly-owned renewable energy production projects upon completion of the acquisition of Sempra Solar Holdings, LLC. See Note U to the financial statements in Item 8.

62	CON EDISON ANNUAL REPORT 2018

Net Interest Expense
Net interest expense increased $20 million in 2018 compared with 2017 due primarily to the reversal of interest on uncertain tax positions in the 2017 period and higher interest rates in the 2018 period.
Income Tax Expense
Income taxes increased $292 million in 2018 compared with 2017 due primarily to the absence of the 2017 federal income tax benefit related to the re-measurement of the Clean Energy Businesses’ deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA ($269 million), higher income before income tax expense ($22 million), higher state income taxes ($6 million), a lower favorable state return-to-provision adjustment recorded in 2018 ($3 million), a reduction in the reversal of uncertain tax positions in 2018 ($3 million) and an increase in valuation allowances against state net operating loss carryforwards ($1 million), offset in part by a decrease in the corporate federal income tax rate due to the TCJA ($8 million) and an income tax benefit in 2018 related to the extension of energy efficiency programs ($3 million).
Con Edison Transmission
Net Interest Expense
Net interest expense increased $4 million in 2018 compared with 2017 due primarily to funding of increased investment in Mountain Valley Pipeline, LLC.

Other Income (Deductions)
Other income (deductions) increased $11 million in 2018 compared with 2017 due primarily to increased earnings from equity investments in Mountain Valley Pipeline, LLC.

Income Tax Expense
Income taxes increased $5 million in 2018 compared with 2017 due primarily to the absence of the 2017 federal income tax benefit related to the re-measurement of Con Edison Transmission’s deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA ($11 million) and the higher income before income tax expense in 2018 ($2 million), offset in part by the decrease in the corporate federal income tax rate in 2018 due to the TCJA ($8 million).
Other
Taxes, Other Than Income Taxes
Taxes, other than income taxes increased $14 million in 2018 compared with 2017 due primarily to the New York State capital tax in 2018.

Other Income (Deductions)
Other income (deductions) decreased $19 million in 2018 compared with 2017 due primarily to the transaction costs related to the acquisition of Sempra Solar Holdings, LLC. See Note U to the financial statements in Item 8.

Income Tax Expense
Income taxes increased $18 million in 2018 compared with 2017 due primarily to Con Edison’s higher 2017 federal net operating loss carryover into 2018 on the federal tax return ($42 million), the non-recurring deferred state income tax adjustment recorded in 2017 ($7 million) and a decrease in the corporate federal tax rate in 2018 due to TCJA ($2 million), offset in part by the absence of the 2017 federal income tax expense related to the re-measurement of Clean Energy Businesses’ deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA ($21 million), lower income before income tax expense ($6 million) and lower state income taxes ($6 million). See Note L to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2018	63

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

CECONY

	For the Year Ended December 31, 2017				For the Year Ended December 31, 2016
(Millions of Dollars)	Electric	Gas	Steam	2017 Total	Electric	Gas	Steam	2016 Total	2017-2016 Variation
Operating revenues	$7,972	$1,901	$595	$10,468	$8,106	$1,508	$551	$10,165	$303
Purchased power	1,379	—	36	1,415	1,533	—	35	1,568	(153)
Fuel	127	—	89	216	104	—	68	172	44
Gas purchased for resale	—	510	—	510	—	319	—	319	191
Other operations and maintenance	1,942	413	171	2,526	2,061	378	178	2,617	(91)
Depreciation and amortization	925	185	85	1,195	865	159	82	1,106	89
Taxes, other than income taxes	1,625	298	134	2,057	1,547	265	120	1,932	125
Operating income	$1,974	$495	$80	$2,549	$1,996	$387	$68	$2,451	$98
Electric
CECONY’s results of electric operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Variation
Operating revenues	$7,972	$8,106	$(134)
Purchased power	1,379	1,533	(154)
Fuel	127	104	23
Other operations and maintenance	1,942	2,061	(119)
Depreciation and amortization	925	865	60
Taxes, other than income taxes	1,625	1,547	78
Electric operating income	$1,974	$1,996	$(22)
CECONY’s electric sales and deliveries in 2017 compared with 2016 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2017	December 31, 2016	Variation	Percent Variation		December 31, 2017	December 31, 2016	Variation	Percent Variation
Residential/Religious (b)	9,924	10,400	(476)	(4.6)%		$2,515	$2,591	$(76)	(2.9)%
Commercial/Industrial	9,246	9,429	(183)	(1.9)		1,823	1,803	20	1.1
Retail choice customers	26,136	26,813	(677)	(2.5)		2,712	2,768	(56)	(2.0)
NYPA, Municipal Agency and other sales	10,012	10,103	(91)	(0.9)		633	620	13	2.1
Other operating revenues (c)	—	—	—	—		289	324	(35)	(10.8)
Total	55,318	56,745	(1,427)	(2.5)%	(d)	$7,972	$8,106	$(134)	(1.7)%

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
Purchased power expenses decreased $154 million in 2017 compared with 2016 due to lower unit costs ($86 million) and purchased volumes ($68 million).

64	CON EDISON ANNUAL REPORT 2018

Fuel expenses increased $23 million in 2017 compared with 2016 due to higher unit costs.
Other operations and maintenance expenses decreased $119 million in 2017 compared with 2016 due primarily to lower costs for pension and other postretirement benefits ($89 million) and other employee benefits related to a rabbi trust ($22 million).
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
Gas
CECONY’s results of gas operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Variation
Operating revenues	$1,901	$1,508	$393
Gas purchased for resale	510	319	191
Other operations and maintenance	413	378	35
Depreciation and amortization	185	159	26
Taxes, other than income taxes	298	265	33
Gas operating income	$495	$387	$108
CECONY’s gas sales and deliveries, excluding off-system sales, in 2017 compared with 2016 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2017	December 31, 2016	Variation	Percent Variation		December 31, 2017	December 31, 2016	Variation	Percent Variation
Residential	52,244	47,794	4,450	9.3%		$802	$667	$135	20.2%
General	30,761	28,098	2,663	9.5		334	266	68	25.6
Firm transportation	71,353	68,442	2,911	4.3		524	426	98	23.0
Total firm sales and transportation	154,358	144,334	10,024	6.9	(b)	1,660	1,359	301	22.1
Interruptible sales (c)	7,553	8,957	(1,404)	(15.7)		35	34	1	2.9
NYPA	37,033	43,101	(6,068)	(14.1)		2	2	—	—
Generation plants	61,800	87,835	(26,035)	(29.6)		25	25	—	—
Other	21,317	21,165	152	0.7		31	32	(1)	(3.1)
Other operating revenues (d)	—	—	—	—		148	56	92	Large
Total	282,061	305,392	(23,331)	(7.6)%		$1,901	$1,508	$393	26.1%

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

CON EDISON ANNUAL REPORT 2018	65

Other operations and maintenance expenses increased $35 million in 2017 compared with 2016 due primarily to higher pension and other postretirement benefits costs ($19 million), health and life insurance expenses ($7 million) and surcharges for assessments and fees that are collected in revenues from customers ($5 million).
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
Steam
CECONY’s results of steam operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Variation
Operating revenues	$595	$551	$44
Purchased power	36	35	1
Fuel	89	68	21
Other operations and maintenance	171	178	(7)
Depreciation and amortization	85	82	3
Taxes, other than income taxes	134	120	14
Steam operating income	$80	$68	$12
CECONY’s steam sales and deliveries in 2017 compared with 2016 were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Years Ended					For the Years Ended
Description	December 31, 2017	December 31, 2016	Variation	Percent Variation		December 31, 2017	December 31, 2016	Variation	Percent Variation
General	490	465	25	5.4%		$26	$23	$3	13.0%
Apartment house	5,754	5,792	(38)	(0.7)		158	148	10	6.8
Annual power	13,166	13,722	(556)	(4.1)		392	378	14	3.7
Other operating revenues (a)	—	—	—	—		19	2	17	Large
Total	19,410	19,979	(569)	(2.8)%	(b)	$595	$551	$44	8.0%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan. See Note B to the financial statements in Item 8.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 3.8 percent in 2017 compared with 2016.
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
Other operations and maintenance expenses decreased $7 million in 2017 compared with 2016 due primarily to lower equipment maintenance expenses ($6 million) and lower municipal infrastructure support costs ($2 million).
Depreciation and amortization increased $3 million in 2017 compared with 2016 due primarily to higher steam utility plant balances.
Taxes, other than income taxes increased $14 million in 2017 compared with 2016 due primarily to higher property taxes ($13 million) and state and local taxes ($1 million).

66	CON EDISON ANNUAL REPORT 2018

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

Other Income (Deductions)
Other income (deductions) increased $52 million in 2017 compared with 2016 due primarily to decrease in non-service costs related to pension benefits.
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
O&R

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
(Millions of Dollars)	Electric	Gas	2017 Total	Electric	Gas	2016 Total	2017-2016 Variation
Operating revenues	$642	$232	$874	$637	$184	$821	$53
Purchased power	191	—	191	197	—	197	(6)
Gas purchased for resale	—	73	73	—	47	47	26
Other operations and maintenance	232	64	296	232	53	285	11
Depreciation and amortization	51	20	71	49	18	67	4
Taxes, other than income taxes	53	29	82	52	27	79	3
Operating income	$115	$46	$161	$107	$39	$146	$15
Electric
O&R’s results of electric operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Variation
Operating revenues	$642	$637	$5
Purchased power	191	197	(6)
Other operations and maintenance	232	232	—
Depreciation and amortization	51	49	2
Taxes, other than income taxes	53	52	1
Electric operating income	$115	$107	$8

CON EDISON ANNUAL REPORT 2018	67

O&R’s electric sales and deliveries in 2017 compared with 2016 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2017	December 31, 2016	Variation	Percent Variation		December 31, 2017	December 31, 2016	Variation	Percent Variation
Residential/Religious (b)	1,567	1,654	(87)	(5.3)%		$311	$304	$7	2.3%
Commercial/Industrial	763	801	(38)	(4.7)		113	114	(1)	(0.9)
Retail choice customers	2,976	3,180	(204)	(6.4)		201	213	(12)	(5.6)
Public authorities	105	100	5	5.0		9	8	1	12.5
Other operating revenues (c)	—	—	—	—		8	(2)	10	Large
Total	5,411	5,735	(324)	(5.6)%	(d)	$642	$637	$5	0.8%

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
Gas
O&R’s results of gas operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Variation
Operating revenues	$232	$184	$48
Gas purchased for resale	73	47	26
Other operations and maintenance	64	53	11
Depreciation and amortization	20	18	2
Taxes, other than income taxes	29	27	2
Gas operating income	$46	$39	$7

68	CON EDISON ANNUAL REPORT 2018

O&R’s gas sales and deliveries, excluding off-system sales, in 2017 compared with 2016 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2017	December 31, 2016	Variation	Percent Variation		December 31, 2017	December 31, 2016	Variation	Percent Variation
Residential	8,296	7,872	424	5.4%		$115	$84	$31	36.9%
General	2,184	1,851	333	18.0		24	15	9	60.0
Firm transportation	9,873	10,381	(508)	(4.9)		74	70	4	5.7
Total firm sales and transportation	20,353	20,104	249	1.2	(b)	213	169	44	26.0
Interruptible sales	3,771	3,853	(82)	(2.1)		7	3	4	Large
Generation plants	9	18	(9)	(50.0)		—	—	—	—
Other	896	867	29	3.3		1	—	1	—
Other gas revenues	—	—	—	—		11	12	(1)	(8.3)
Total	25,029	24,842	187	0.8%		$232	$184	$48	26.1%

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
Other operations and maintenance expenses increased $11 million in 2017 compared with 2016 due primarily to higher pension costs.
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

CON EDISON ANNUAL REPORT 2018	69

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Variation
Operating revenues	$694	$1,091	$(397)
Purchased power	(3)	674	(677)
Gas purchased for resale	226	112	114
Other operations and maintenance	313	164	149
Depreciation and amortization	74	42	32
Taxes, other than income taxes	16	20	(4)
Gain on sale of retail electric supply business (2016) and solar electric production project (2017) (a)	1	104	103
Operating income	$69	$183	$(114)
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
Net Interest Expense
Net interest expense increased $9 million in 2017 compared with 2016 due primarily to increased debt on renewable electric production projects.

70	CON EDISON ANNUAL REPORT 2018

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

CON EDISON ANNUAL REPORT 2018	71

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016 are summarized as follows:

	CECONY			O&R			Clean Energy Businesses			Con Edison Transmission			Other (a)			Con Edison (b)
(Millions of Dollars)	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Operating activities	$2,204	$2,866	$3,038	$172	$216	$158	$220	$253	$242	$87	$(4)	$(2)	$12	$36	$23	$2,695	$3,367	$3,459
Investing activities	(3,306)	(3,080)	(2,753)	(198)	(196)	(143)	(1,740)	(410)	(989)	(227)	(23)	(498)	—	(1)	(567)	(5,471)	(3,710)	(4,950)
Financing activities	1,190	240	(440)	31	(22)	(17)	1,590	149	796	140	29	500	(13)	(39)	506	2,938	357	1,345
Net change for the period	88	26	(155)	5	(2)	(2)	70	(8)	$49	—	2	—	(1)	(4)	(38)	162	14	(146)
Balance at beginning of period	730	704	859	47	49	47	56	64	15	2	—	—	9	13	51	844	830	972
Balance at end of period	818	730	704	52	47	45	126	56	64	2	2	—	8	9	13	1,006	844	826
Less: Change in cash balances held for sale	—	—	—	—	—	(4)	—	—	—	—	—	—	—	—	—	—	—	(4)
Balance at end of period excluding held for sale (c)	$818	$730	$704	$52	$47	$49	$126	$56	$64	$2	$2	$—	$8	$9	$13	$1,006	$844	$830
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the financial statements in Item 8.

72	CON EDISON ANNUAL REPORT 2018

Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities reflect primarily their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is affected primarily by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. See "Utility Regulation – State Utility Regulation – New York Utility Industry – Reforming the Energy Vision," "Competition" and "Environmental Matters – Climate Change" in Item 1. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but generally not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8. Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, the reduction of the corporate tax rate to 21 percent under the TCJA results in decreased cash flows from operating activities. See “Changes To Tax Laws Could Adversely Affect the Companies,” in Item 1A, “Federal Income Tax” in Note A, “Rate Plans” in Note B, “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.
Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges or credits include depreciation, deferred income tax expense and amortizations of certain regulatory assets and liabilities. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ New York electric and gas rate plans. See “Rate Plans – CECONY– Electric and Gas" and "Rate Plans – O&R New York – Electric and Gas” in Note B to the financial statements in Item 8. For Con Edison, 2018 net income also includes a non-cash gain recognized with respect to jointly-owned renewable energy production projects upon completion of the acquisition of Sempra Solar Holdings, LLC at the Clean Energy Businesses ($131 million). See Note U to the financial statements in Item 8.
Net cash flows from operating activities in 2018 for Con Edison and CECONY were $672 million and $662 million lower, respectively, than in 2017. The change in net cash flows for Con Edison and CECONY reflects primarily cash payments for MTA power reliability costs ($179 million and $179 million, respectively) and Puerto Rico related restoration costs ($104 million and $98 million, respectively), storm restoration costs ($193 million and $133 million, respectively), higher accounts receivable from customers ($149 million and $168 million, respectively) primarily due to an increase in billed revenues for gas, higher pension and retiree benefit obligations ($89 million and $77 million, respectively), and lower income tax refunds received, net of income taxes paid ($29 million and $87 million, respectively). The change in net cash flows for CECONY also reflects an increase in accounts receivables from affiliated companies ($195 million) primarily related to estimated federal income tax payments for 2018 exceeding the accrued income tax liability at year end and CECONY’s ability to use its 2017 net operating loss carryover in 2018. The overpayment of estimated federal tax payments in 2018 will be settled in cash in 2019 when Con Edison files its extension for the 2018 federal tax return. These changes are offset in part by the cash impact of the Utilities’ estimated net benefits in the 2018 period under the TCJA ($434 million and $411 million, respectively). See “Assets, Liabilities and Equity,” below.
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
Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $1,761 million and $226 million higher, respectively, in 2018 than in 2017. The change for Con Edison reflects primarily the acquisition of Sempra

CON EDISON ANNUAL REPORT 2018	73

Solar Holdings, LLC, net of cash acquired, at the Clean Energy Businesses ($1,488 million) (see Note U to the financial statements in Item 8), higher new investments in electric and gas transmission projects at Con Edison Transmission ($204 million) and increased utility construction expenditures at CECONY ($211 million) and O&R ($10 million), offset in part by lower non-utility construction expenditures at the Clean Energy Businesses ($169 million).
Net cash flows used in investing activities for Con Edison and CECONY were $1,240 million lower and $327 million higher, respectively, in 2017 than in 2016. The change for Con Edison reflects primarily lower new investments in electric and gas transmission projects at Con Edison Transmission ($1,032 million) and renewable electric production projects at the Clean Energy Businesses ($349 million) and a decrease in non-utility construction expenditures at the Clean Energy Businesses ($430 million), offset in part by lower proceeds from the sale of assets at the Clean Energy Businesses ($201 million) and transfer of assets to NY Transco at CECONY ($122 million) and increased utility construction expenditures at CECONY ($168 million) and O&R ($22 million).
Cash Flows From Financing Activities
Net cash flows from financing activities in 2018 for Con Edison and CECONY were $2,581 million and $950 million higher, respectively, than in 2017. Net cash flows from financing activities in 2017 for Con Edison and CECONY were $988 million lower and $680 million higher, respectively, than in 2016.
Net cash flows from financing activities during the years ended December 31, 2018, 2017 and 2016 reflect the following Con Edison transactions:
2018

•
Issued 9,324,123 common shares for $705 million pursuant to forward sale agreements and borrowed $825 million under a variable rate term loan, which amounts, along with $79 million of other company funds, were used to pay the purchase price for the acquisition by a Con Edison Development subsidiary of Sempra Solar Holdings, LLC. In February 2019, the company repaid the $825 million term loan with borrowings under a two-year term loan agreement. See Notes C, D and U to the financial statements in Item 8.

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

Con Edison’s cash flows from financing activities in 2018, 2017 and 2016 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $100 million, $97 million and $97 million, respectively.
Net cash flows from financing activities during the years ended December 31, 2018, 2017 and 2016 reflect the following CECONY transactions:

2018

•
Issued $500 million aggregate principal amount of 4.00 percent debentures, due 2028, and $600 million aggregate principal amount of 4.65 percent debentures, due 2048, the net proceeds from the sale of which were used to redeem at maturity $600 million of 7.125 percent 10-year debentures and other general corporate purposes, including repayment of short-term debt;

•
Issued $640 million aggregate principal amount of debentures, due 2021, at a variable interest rate of 0.40 percent above three-month LIBOR and redeemed $636 million of its tax-exempt debt for which the interest rates were to be determined pursuant to periodic auctions;

74	CON EDISON ANNUAL REPORT 2018

•
Issued $700 million aggregate principal amount of 4.50 percent debentures, due 2058, and $300 million aggregate principal amount of 3.80 percent debentures, due 2028, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes; and

•	Redeemed at maturity $600 million of 5.85 percent 10-year debentures.

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

•	Redeemed at maturity $400 million of 5.50 percent 10-year debentures; and

•	Redeemed at maturity $250 million of 5.30 percent 10-year debentures.
Net cash flows from financing activities during the years ended December 31, 2018 and 2016 also reflect the following O&R transactions:

2018

•	Redeemed at maturity $50 million of 6.15 percent 10-year debentures; and

•
Issued $150 million aggregate principal amount of 4.35 percent debentures, due 2048, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.

O&R had no issuances of long-term debt in 2017.

2016

•	Issued $75 million aggregate principal amount of 3.88 percent debentures, due 2046, the net proceeds from the sale of which were used to repay short-term borrowings; and

•	Redeemed at maturity $75 million of 5.45 percent 10-year debentures.
Net cash flows from financing activities during the years ended December 31, 2018, 2017 and 2016 also reflect the following Clean Energy Businesses transactions:
2018

•	Issued $140 million aggregate principal amount of 4.41 percent senior notes, due 2028, secured by five of the company’s wind electric production projects.

2017

•	Issued $97 million aggregate principal amount of 4.45 percent senior notes, due 2042, secured by the company’s Upton County Solar renewable electric production project.

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

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2018, 2017 and 2016 and the average daily balances for 2018, 2017 and 2016 for Con Edison and CECONY were as follows:

CON EDISON ANNUAL REPORT 2018	75

	2018		2017		2016
(Millions of Dollars, except Weighted Average Yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$1,741	$889	$577	$566	$1,054	$744
CECONY	$1,192	$532	$150	$251	$600	$362
Weighted average yield	3.0%	2.3%	1.8%	1.2%	1.0%	0.6%
Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.

Capital Requirements and Resources
For information about capital requirements, contractual obligations and capital resources, see “Capital Requirements and Resources” in Item 1.

Assets, Liabilities and Equity
The Companies’ assets, liabilities and equity at December 31, 2018 and 2017 are summarized as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
ASSETS
Current assets	$3,357	$2,909	$263	$249	$(63)	$(221)	$32	$69	$275	$531	$3,864	$3,537
Investments	385	383	25	29	—	475	1,362	1,121	(6)	(7)	1,766	2,001
Net plant	35,374	33,209	2,210	2,068	4,148	2,305	17	18	—	—	41,749	37,600
Other noncurrent assets	3,992	3,950	394	427	1,736	176	14	14	405	406	6,541	4,973
Total Assets	$43,108	$40,451	$2,892	$2,773	$5,821	$2,735	$1,425	$1,222	$674	$930	$53,920	$48,111

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,200	$3,938	$392	$412	$1,173	$192	$5	$7	$437	$353	$6,207	$4,902
Noncurrent liabilities	12,322	12,009	1,094	1,088	(32)	(74)	66	48	(71)	(18)	13,379	13,053
Long-term debt	13,676	12,065	694	607	2,330	1,264	500	500	295	295	17,495	14,731
Equity	12,910	12,439	712	666	2,350	1,353	854	667	13	300	16,839	15,425
Total liabilities and equity	$43,108	$40,451	$2,892	$2,773	$5,821	$2,735	$1,425	$1,222	$674	$930	$53,920	$48,111
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at December 31, 2018 were $448 million higher than at December 31, 2017. The change in current assets reflects primarily an increase in customer accounts receivables, less allowance for uncollectible accounts ($154 million), reflecting primarily an increase in billed revenues for gas. It also reflects an increase in accounts receivables from affiliated companies ($150 million), reflecting primarily estimated federal income tax payments for 2018 exceeding the accrued income tax liability at year end and CECONY’s ability to use its 2017 net operating loss carryover in 2018. The overpayment of estimated federal tax payments in 2018 will be settled in cash in 2019 when Con Edison files its extension for the 2018 federal tax return. It also reflects an increase to other receivables, less allowance for uncollectible accounts ($119 million), reflecting costs related to aid provided by the Utilities in the restoration of power in Puerto Rico in the aftermath of September 2017 hurricanes that have been billed to the appropriate authorities. As of December 31, 2018, CECONY's other receivables' balances related to such costs was $98 million. See "Other Receivables" in Note A to the financial statements in Item 8.

Investments at December 31, 2018 were $2 million higher than at December 31, 2017. The change in investments reflects primarily an increase in supplemental retirement income plan assets. See "Investments" in Note A and Note E to the financial statements in Item 8.

Net plant at December 31, 2018 was $2,165 million higher than at December 31, 2017. The change in net plant reflects primarily an increase in electric distribution ($720 million) and gas ($704 million) plant and construction work in progress ($348 million). At December 31, 2018, utility plant of CECONY included $95 million related to a May 2018 acquisition of software licenses. See "Plant and Depreciation" in Note A to the financial statements in Item 8.

76	CON EDISON ANNUAL REPORT 2018

Other noncurrent assets at December 31, 2018 were $42 million higher than at December 31, 2017. The change in other noncurrent assets reflects primarily an increase in the regulatory asset for MTA power reliability deferral ($179 million) which reflects costs incurred and deferred as a regulatory asset in the 2018 period. See “Other Regulatory Matters” in Note B to the financial statements in Item 8. It also reflects an increase in the regulatory asset for property tax reconciliation ($61 million), environmental remediation costs ($39 million) and revenues taxes ($30 million). Revenue taxes represent the timing difference between taxes collected and paid by CECONY to fund mass transportation. See "Regulatory Assets and Liabilities" in Note B to the financial statements in Item 8. These increases are offset by a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2018, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($265 million). The change in the regulatory asset also reflects the year's amortization of accounting costs. See Notes B, E and F to the financial statements in Item 8.

Current liabilities at December 31, 2018 were $262 million higher than at December 31, 2017. The change in current liabilities reflects primarily an increase in notes payable ($1,042 million) (see "Short-Term Borrowing" in Note D to the financial statements in Item 8) and a higher system benefit charge ($86 million). The liability for the system benefit charge reflects amounts collected by the Utilities from their customers that will be required to be paid to NYSERDA. See “Environmental Matters – Climate Change” in Item 1. This is offset in part by lower debt due within one year ($725 million) (see "Liquidity and Capital Resources - Cash Flows From Financing Activities" above) and lower accounts payable ($80 million).

Noncurrent liabilities at December 31, 2018 were $313 million higher than at December 31, 2017. The change in noncurrent liabilities reflects primarily an increase in deferred income taxes and unamortized investment tax credits ($433 million), which reflects primarily accelerated tax depreciation (including the Utilities' 2017 return-to-accrual adjustments recorded in the third quarter of 2018) and repair deductions. See Note L to the financial statements in Item 8. It also reflects an increase in the regulatory liability for TCJA net benefits ($411 million) that were due to the Utilities’ deferral of estimated net benefits under the TCJA for the year ended December 31, 2018. See “Other Regulatory Matters” in Note B to the financial statements in Item 8. These increases are offset by a decrease in the liability for pension and retiree benefits to reflect the final actuarial valuation, as measured at December 31, 2018, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($188 million). The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2018. See Notes E and F to the financial statements in Item 8. It also includes a decrease in the regulatory liability for pension and other postretirement benefit deferrals ($141 million), unrecognized other postretirement costs ($85 million), property tax reconciliation ($71 million), and net unbilled revenue deferrals ($66 million). The NYSPSC has authorized CECONY to accrue unbilled electric, gas and steam revenues. CECONY has deferred the net margin on the unbilled revenues for the future benefit of customers by recording a regulatory liability for the difference between the unbilled revenues and energy cost liabilities. See "Regulatory Assets and Liabilities" in Note B to the financial statements in Item 8.

Long-term debt at December 31, 2018 was $1,611 million higher than at December 31, 2017. The change in long-term debt reflects primarily debt issuances, offset in part by redemption of debt in 2018. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above.

Equity at December 31, 2018 was $471 million higher than at December 31, 2017. The change in equity reflects primarily net income for the year ($1,196 million) and a capital contribution from parent ($120 million), offset in part by a common stock dividend to parent ($846 million) in 2018.

O&R
Current assets at December 31, 2018 were $14 million higher than at December 31, 2017. The change in current assets reflects primarily an increase in customer accounts receivables, less allowance for uncollectible accounts, reflecting primarily an increase in billed revenues.

Investments at December 31, 2018 were $4 million lower than at December 31, 2017. The change in investments reflects primarily a decrease in supplemental retirement income plan assets. See Note E to the financial statements in Item 8.

Net plant at December 31, 2018 was $142 million higher than at December 31, 2017. The change in net plant reflects primarily an increase in electric ($89 million) and gas ($47 million) plant balances.

CON EDISON ANNUAL REPORT 2018	77

Other noncurrent assets at December 31, 2018 were $33 million lower than at December 31, 2017. The change in other noncurrent assets reflects primarily a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2018, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($23 million). The change in the regulatory asset also reflects the year's amortization of accounting costs. The change also reflects a decrease in the regulatory asset for environmental remediation costs ($22 million), property tax reconciliation ($11 million) and transition bond charges ($7 million). The decreases are offset by an increase in the regulatory asset for deferred storm costs ($38 million) related to response and restoration costs, other than capital expenditures, in connection with Superstorm Sandy and other major storms that were deferred.

Current liabilities at December 31, 2018 were $20 million lower than at December 31, 2017. The change in current liabilities reflects primarily a decrease in notes payable ($42 million), offset in part by higher debt due within one year ($8 million) and a higher system benefit charge ($6 million). The liability for the system benefit charge reflects amounts collected by the Utilities from their customers that will be required to be paid to NYSERDA. See “Environmental Matters – Climate Change” in Item 1.

Noncurrent liabilities at December 31, 2018 were $6 million higher than at December 31, 2017. The change in noncurrent liabilities reflects primarily an increase in the regulatory liability for TCJA net benefits ($23 million) that were due to the Utilities’ deferral of estimated net benefits under the TCJA for the year ended December 31, 2018. See “Other Regulatory Matters” in Note B to the financial statements in Item 8. The change also reflects an increase in deferred income taxes and unamortized investment tax credits ($21 million), which primarily reflects accelerated tax depreciation (including the Utilities' 2017 return-to-accrual adjustments recorded in the third quarter of 2018) and repair deductions. See Note L to the financial statements in Item 8. The increases are offset by a decrease in the liability for pension and retiree benefits to reflect the final actuarial valuation, as measured at December 31, 2018, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($27 million). The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2018. It also reflects a decrease in Superfund and other environmental costs ($15 million). See Notes E, F and G to the financial statements in Item 8.

Long-term debt at December 31, 2018 was $87 million higher than at December 31, 2017. The change in long-term debt reflects primarily debt issuances, offset in part by redemption of debt in 2018. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above.

Equity at December 31, 2018 was $46 million higher than at December 31, 2017. The change in equity reflects primarily net income for the year ($59 million), a capital contribution from parent ($25 million), offset in part by a common stock dividend to parent ($46 million) in 2018.

Clean Energy Businesses
Current assets at December 31, 2018 were $158 million higher than at December 31, 2017. The change in current assets reflects primarily an increase in receivables from associate companies related to the completion of the acquisition of Sempra Solar Holdings, LLC. See Notes Q and U to the financial statements in Item 8.

Investments at December 31, 2018 were $475 million lower than at December 31, 2017. The change in investments reflects primarily the decrease in Con Edison Development equity method investments due to the completion of the acquisition of Sempra Solar Holdings, LLC. See "Investments" in Note A and Notes Q and U to the financial statements in Item 8.

Net plant at December 31, 2018 was $1,843 million higher than at December 31, 2017. The change in net plant reflects primarily an increase in property, plant and equipment related to the completion of the acquisition of Sempra Solar Holdings, LLC. See "Non-Utility Plant" in Note A and Notes Q and U to the financial statements in Item 8.

Other noncurrent assets at December 31, 2018 were $1,560 million higher than at December 31, 2017. The change in other noncurrent assets reflects primarily an increase in intangible assets arising from power purchase agreements related to the completion of the acquisition of Sempra Solar Holdings, LLC. See "Long–Lived and Intangible Assets" in Note A and Note U to the financial statements in Item 8.

Current liabilities at December 31, 2018 were $981 million higher than at December 31, 2017. The change in current liabilities reflects primarily a variable rate term loan to fund, in part, payment of the purchase price for the acquisition by a Con Edison Development subsidiary of Sempra Solar Holdings, LLC. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Notes D and U to the financial statements in Item 8.

78	CON EDISON ANNUAL REPORT 2018

Noncurrent liabilities at December 31, 2018 were $42 million higher than at December 31, 2017. The change in noncurrent liabilities is related to the completion of the acquisition of Sempra Solar Holdings, LLC. See Note U to the financial statements in Item 8.

Long-term debt at December 31, 2018 was $1,066 million higher than at December 31, 2017. The change in long-term debt reflects primarily an increase in non-recourse debt secured by the pledge of the applicable renewable energy production projects. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Notes C and U to the financial statements in Item 8.

Equity at December 31, 2018 was $997 million higher than at December 31, 2017. The change in equity reflects primarily a capital contribution from parent ($713 million), net income for the year ($145 million) and an increase in noncontrolling interest ($106 million). See Note Q to the financial statements in Item 8.

CET
Current assets at December 31, 2018 were $37 million lower than at December 31, 2017. The change in current assets reflects primarily a decrease in receivable from associate companies related to increased investment in Mountain Valley Pipeline, LLC. See "Con Edison Transmission - CET Gas" in Item 1.

Investments at December 31, 2018 were $241 million higher than at December 31, 2017. The change in investments reflects primarily increased investment in Mountain Valley Pipeline, LLC. See "Investments" in Note A to the financial statements in Item 8.

Noncurrent liabilities at December 31, 2018 was $18 million higher than at December 31, 2017. The change in noncurrent liabilities reflects primarily an increase in deferred income taxes and unamortized investment tax credits, which reflects primarily accelerated tax depreciation (including the Utilities' 2017 return-to-accrual adjustments recorded in the third quarter of 2018) and repair deductions.

Equity at December 31, 2018 was $187 million higher than at December 31, 2017. The change in equity reflects primarily net income for the year ($47 million) and a capital contribution from parent ($150 million), offset by a common stock dividend to parent ($10 million) in 2018.

Off-Balance Sheet Arrangements
In November 2018, Con Edison entered into forward sale agreements which meet the definition of off-balance sheet arrangements. See Note C to the financial statements in Item 8 for more information on these agreements.

None of the Companies’ other transactions, agreements or other contractual arrangements meet the SEC definition of off-balance sheet arrangements.

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

CON EDISON ANNUAL REPORT 2018	79

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
In the event that regulatory assets of the Utilities were no longer probable of recovery, as required by the accounting rules for regulated operations, these regulatory assets would be charged to earnings. At December 31, 2018, the regulatory assets for Con Edison and CECONY were $4,370 million and $3,987 million, respectively.
Accounting for Pensions and Other Postretirement Benefits
The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. The Clean Energy Businesses and Con Edison Transmission also provide such benefits to certain employees. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2018, 2017 and 2016.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa or higher by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.
The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2019 are decreases, compared with 2018, in their pension and other postretirement benefits costs of $146 million and $137 million, respectively.

The following table illustrates the effect on 2019 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

80	CON EDISON ANNUAL REPORT 2018

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25)%	$51	$3	$54
CECONY	(0.25)%	$48	$2	$50
Expected return on plan assets
Con Edison	(0.25)%	$34	$2	$36
CECONY	(0.25)%	$32	$2	$34
Health care trend rate
Con Edison	1.00%	$—	$3	$3
CECONY	1.00%	$—	$(3)	$(3)
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25)%	$527	$32	$559
CECONY	(0.25)%	$496	$24	$520
Health care trend rate
Con Edison	1.00%	$—	$9	$9
CECONY	1.00%	$—	$(18)	$(18)
A 5.0 percentage point variation in the actual annual return in 2019, as compared with the expected annual asset return of 7.00 percent, would change pension and other postretirement benefit costs for Con Edison and CECONY by approximately $23 million and $21 million, respectively, in 2020.
Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.
The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate plans. The Companies were not required to make cash contributions to the pension plan in 2018 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the pension plan in 2018 of $434 million and $39 million, respectively. In 2019, CECONY and O&R expect to make contributions to the pension plan of $301 million and $31 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.
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

CON EDISON ANNUAL REPORT 2018	81

disposition of the asset. Under the accounting rules, an impairment loss is recognized if the carrying amount is not recoverable from such cash flows, and exceeds its fair value, which approximates market value.

In January 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of Con Edison Development’s PG&E Projects is sold under PG&E PPAs. At December 31, 2018, Con Edison’s consolidated balance sheet included $885 million of net non-utility plant relating to the PG&E Projects, $1,125 million of intangible assets relating to the PG&E PPAs, $292 million of net non-utility plant of additional projects that secure the related project debt and $1,050 million of related project debt. Con Edison has tested whether its net non-utility plant relating to the PG&E Projects and intangible assets relating to the PG&E PPAs has been impaired. Based on the test, Con Edison has determined that there was no impairment. For other long-lived assets or intangible assets with definite lives, Con Edison recorded $2 million of impairment charges in 2018, and no impairment charges were recorded in 2017 or 2016. See “Clean Energy Businesses - Con Edison Development,” in Item 1 and “Long-Lived and Intangible Assets” in Note A and "Long-term Debt" in Note C to the financial statements in Item 8.
Accounting for Goodwill
In accordance with the accounting rules for goodwill and intangible assets, Con Edison is required to test goodwill for impairment annually or whenever there is a triggering event. The company has an option to first make a qualitative assessment that evaluates relevant events and circumstances, such as industry and market conditions, regulatory environment and financial performance. If, after applying the optional qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company then applies a two-step, quantitative goodwill impairment test. At December 31, 2018, Con Edison’s consolidated balance sheet included goodwill of $440 million. No material impairment charges on goodwill were recognized in 2018 or 2017. Con Edison recognized a $15 million impairment charge in 2016. See “Goodwill” in Note A and Note K to the financial statements in Item 8.
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

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.
Interest Rate Risk
The Companies' interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at December 31, 2018, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $10 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable-rate tax-exempt debt, are reconciled to levels reflected in rates.
Commodity Price Risk

82	CON EDISON ANNUAL REPORT 2018

Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note O to the financial statements in Item 8.
Con Edison estimates that, as of December 31, 2018, a 10 percent decline in market prices would result in a decline in fair value of $74 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $66 million is for CECONY and $8 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.
The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the years ended December 31, 2018 and 2017, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2018	2017
	(Millions of Dollars)
Average for the period	$—	$—
High	1	1
Low	—	—
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
The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At December 31, 2018, the pension plan investments consisted of 51 percent equity securities, 39 percent debt securities and 10 percent real estate.
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

CON EDISON ANNUAL REPORT 2018	83

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

84	CON EDISON ANNUAL REPORT 2018

Item 8:    Financial Statements and Supplementary Data

Financial Statements	Page
Supplementary Financial Information

Con Edison
Report of Management on Internal Control Over Financial Reporting	87
Report of Independent Registered Public Accounting Firm	88
Consolidated Income Statement for the years ended December 31, 2018, 2017 and 2016	90
Consolidated Statement of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	91
Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016	92
Consolidated Balance Sheet at December 31, 2018 and 2017	93
Consolidated Statement of Equity for the years ended December 31, 2018, 2017 and 2016	95
Consolidated Statement of Capitalization at December 31, 2018 and 2017	96

CECONY
Report of Management on Internal Control Over Financial Reporting	99
Report of Independent Registered Public Accounting Firm	100
Consolidated Income Statement for the years ended December 31, 2018, 2017 and 2016	102
Consolidated Statement of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	103
Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016	104
Consolidated Balance Sheet at December 31, 2018 and 2017	105
Consolidated Statement of Shareholder’s Equity for the years ended December 31, 2018, 2017 and 2016	107
Consolidated Statement of Capitalization at December 31, 2018 and 2017	108

Notes to the Financial Statements	110

Financial Statement Schedules
Con Edison
Schedule I - Condensed Financial Information of Consolidated Edison, Inc. at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016	171
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016	174
CECONY
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016	174
All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

CON EDISON ANNUAL REPORT 2018	85

Supplementary Financial Information
Selected Quarterly Financial Data for the years ended December 31, 2018 and 2017 (Unaudited)

	2018
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,364	$2,696	$3,328	$2,949
Operating income (a)	755	426	826	657
Net income	428	188	435	331
Basic earnings per share	$1.38	$0.60	$1.40	$1.06
Diluted earnings per share	$1.37	$0.60	$1.39	$1.05
(a) Excludes the non-service components of pension and other postretirement benefits. See Notes E and F to the financial statements in Item 8.

	2017
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,228	$2,633	$3,211	$2,961
Operating income (a)	812	464	914	585
Net income	388	175	457	505
Basic earnings per share	$1.27	$0.57	$1.48	$1.63
Diluted earnings per share	$1.27	$0.57	$1.48	$1.62
(a) Excludes the non-service components of pension and other postretirement benefits. See Notes E and F to the financial statements in Item 8.
In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

	2018
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,884	$2,338	$2,899	$2,558
Operating income (a)	705	382	764	504
Net income	389	149	431	227
(a) Excludes the non-service components of pension and other postretirement benefits. See Notes E and F to the financial statements in Item 8.

	2017
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,856	$2,293	$2,799	$2,520
Operating income (a)	741	423	836	550
Net income	339	143	401	221
(a) Excludes the non-service components of pension and other postretirement benefits. See Notes E and F to the financial statements in Item 8.
In the opinion of CECONY, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

86	CON EDISON ANNUAL REPORT 2018

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2018, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2018.

Management of the Company excluded Sempra Solar Holdings, LLC from management’s assessment of internal control over financial reporting as of December 31, 2018 because Sempra Solar Holdings, LLC was acquired by the Company in a business purchase combination on December 13, 2018. Sempra Solar Holdings, LLC’s total assets represent 3 percent of the Company's consolidated total assets at December 31, 2018.  Sempra Solar Holdings, LLC’s total operating revenues represent less than 1 percent of the Company's consolidated total operating revenues for the year ended December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy
John McAvoy
Chairman, President and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 21, 2019

CON EDISON ANNUAL REPORT 2018	87

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Consolidated Edison, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Consolidated Edison, Inc. and its subsidiaries (the "Company") as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Report of Management on Internal Control Over Financial Reporting, management has excluded Sempra Solar Holdings, LLC from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Sempra Solar Holdings, LLC from our audit of internal control over financial reporting. Sempra Solar Holdings, LLC is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

88	CON EDISON ANNUAL REPORT 2018

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2019
We have served as the Company’s or its predecessor’s auditor since 1938.

CON EDISON ANNUAL REPORT 2018	89

Consolidated Edison, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2018	2017	2016
OPERATING REVENUES
Electric	$8,612	$8,612	$8,741
Gas	2,327	2,133	1,692
Steam	631	595	551
Non-utility	767	693	1,091
TOTAL OPERATING REVENUES	12,337	12,033	12,075
OPERATING EXPENSES
Purchased power	1,644	1,601	2,439
Fuel	263	216	172
Gas purchased for resale	1,041	808	477
Other operations and maintenance	3,152	3,139	3,064
Depreciation and amortization	1,438	1,341	1,216
Taxes, other than income taxes	2,266	2,155	2,031
TOTAL OPERATING EXPENSES	9,804	9,260	9,399
Gain on sale of solar electric production project in 2017 and retail electric supply business in 2016	—	1	104
Gain on acquisition of Sempra Solar Holdings, LLC	131	—	—
OPERATING INCOME	2,664	2,774	2,780
OTHER INCOME (DEDUCTIONS)
Investment income	119	111	75
Other income	17	15	16
Allowance for equity funds used during construction	12	11	10
Other deductions	(210)	(185)	(242)
TOTAL OTHER INCOME	(62)	(48)	(141)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,602	2,726	2,639
INTEREST EXPENSE
Interest on long-term debt	780	726	678
Other interest	49	11	24
Allowance for borrowed funds used during construction	(10)	(8)	(6)
NET INTEREST EXPENSE	819	729	696
INCOME BEFORE INCOME TAX EXPENSE	1,783	1,997	1,943
INCOME TAX EXPENSE	401	472	698
NET INCOME	$1,382	$1,525	$1,245
Net income per common share — basic	$4.43	$4.97	$4.15
Net income per common share — diluted	$4.42	$4.94	$4.12
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC (IN MILLIONS)	311.7	307.1	300.4
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED (IN MILLIONS)	312.9	308.8	301.9
The accompanying notes are an integral part of these financial statements.

90	CON EDISON ANNUAL REPORT 2018

Consolidated Edison, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
NET INCOME	$1,382	$1,525	$1,245
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	10	1	7
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	10	1	7
COMPREHENSIVE INCOME	$1,392	$1,526	$1,252
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2018	91

Consolidated Edison, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
OPERATING ACTIVITIES
Net Income	$1,382	$1,525	$1,245
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,438	1,341	1,216
Deferred income taxes	408	485	783
Rate case amortization and accruals	(117)	(124)	(210)
Common equity component of allowance for funds used during construction	(12)	(11)	(10)
Net derivative (gains)/losses	8	(4)	(6)
Unbilled revenue and net unbilled revenue deferrals	18	(113)	(71)
(Gain) on sale of retail electric supply business and solar electric production projects	—	(1)	(104)
(Gain) on acquisition of Sempra Solar Holdings, LLC	(131)	—	—
Other non-cash items, net	115	5	198
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	(140)	9	(69)
Materials and supplies, including fuel oil and gas in storage	(20)	5	13
Other receivables and other current assets	(62)	—	69
Taxes receivable	27	15	87
Prepayments	(7)	(19)	20
Accounts payable	(46)	95	29
Pensions and retiree benefits obligations, net	325	414	609
Pensions and retiree benefits contributions	(479)	(467)	(515)
Accrued taxes	(49)	44	2
Accrued interest	(35)	(7)	14
Superfund and environmental remediation costs, net	(19)	(14)	69
Distributions from equity investments	107	108	68
System benefit charge	92	101	244
Deferred charges, noncurrent assets and other regulatory assets	(393)	2,376	(97)
Deferred credits and other regulatory liabilities	436	(2,524)	(68)
Other current and noncurrent liabilities	(151)	128	(57)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,695	3,367	3,459
INVESTING ACTIVITIES
Utility construction expenditures	(3,251)	(3,028)	(2,835)
Cost of removal less salvage	(258)	(248)	(206)
Non-utility construction expenditures	(246)	(415)	(845)
Investments in electric and gas transmission projects	(248)	(45)	(1,076)
Investments in/acquisitions of renewable electric production projects	(19)	(45)	(393)
Acquisition of Sempra Solar Holdings, LLC, net of cash acquired	(1,488)	—	—
Proceeds from sale of assets	5	34	252
Proceeds from the transfer of assets to NY Transco	—	—	122
Other investing activities	34	37	31
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(5,471)	(3,710)	(4,950)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	1,989	(477)	(475)
Issuance of long-term debt	3,030	1,697	2,590
Retirement of long-term debt	(1,938)	(434)	(735)
Debt issuance costs	(61)	(19)	(24)
Common stock dividends	(842)	(803)	(763)
Issuance of common shares - public offering	705	343	702
Issuance of common shares for stock plans	53	51	51
Distribution to noncontrolling interest	2	(1)	(1)
NET CASH FLOWS FROM FINANCING ACTIVITIES	2,938	357	1,345
CASH, TEMPORARY CASH INVESTMENTS AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	162	14	(146)
BALANCE AT BEGINNING OF PERIOD	844	830	972
BALANCE AT END OF PERIOD	1,006	844	826
LESS: CHANGE IN CASH BALANCES HELD FOR SALE	—	—	(4)
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$1,006	$844	$830

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$805	$725	$664
Income taxes	$—	$(29)	$(180)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$369	$432	$388
Issuance of common shares for dividend reinvestment	$47	$46	$46
Debt assumed with business acquisitions	$568	$—	$195
Software licenses acquired but unpaid as of end of period	$100	$—	$—

The accompanying notes are an integral part of these financial statements.

92	CON EDISON ANNUAL REPORT 2018

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$895	$797
Accounts receivable — customers, less allowance for uncollectible accounts of $62 and $63 in 2018 and 2017, respectively	1,267	1,103
Other receivables, less allowance for uncollectible accounts of $5 and $8 in 2018 and 2017, respectively	285	160
Taxes receivable	49	76
Accrued unbilled revenue	514	598
Fuel oil, gas in storage, materials and supplies, at average cost	358	334
Prepayments	187	178
Regulatory assets	76	67
Restricted cash	111	47
Other current assets	122	177
TOTAL CURRENT ASSETS	3,864	3,537
INVESTMENTS	1,766	2,001
UTILITY PLANT, AT ORIGINAL COST
Electric	30,378	28,994
Gas	9,100	8,256
Steam	2,562	2,473
General	3,331	3,008
TOTAL	45,371	42,731
Less: Accumulated depreciation	9,769	9,063
Net	35,602	33,668
Construction work in progress	1,978	1,605
NET UTILITY PLANT	37,580	35,273
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $275 and $201 in 2018 and 2017, respectively	4,000	1,776
Construction work in progress	169	551
NET PLANT	41,749	37,600
OTHER NONCURRENT ASSETS
Goodwill	440	428
Intangible assets, less accumulated amortization of $29 and $15 in 2018 and 2017, respectively	1,654	131
Regulatory assets	4,294	4,266
Other deferred charges and noncurrent assets	153	148
TOTAL OTHER NONCURRENT ASSETS	6,541	4,973
TOTAL ASSETS	$53,920	$48,111
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2018	93

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$650	$1,298
Term Loan	825	—
Notes payable	1,741	577
Accounts payable	1,187	1,286
Customer deposits	351	346
Accrued taxes	61	108
Accrued interest	129	143
Accrued wages	109	105
Fair value of derivative liabilities	50	17
Regulatory liabilities	114	101
System benefit charge	627	535
Other current liabilities	363	386
TOTAL CURRENT LIABILITIES	6,207	4,902
NONCURRENT LIABILITIES
Provision for injuries and damages	146	153
Pensions and retiree benefits	1,228	1,443
Superfund and other environmental costs	779	737
Asset retirement obligations	450	314
Fair value of derivative liabilities	16	38
Deferred income taxes and unamortized investment tax credits	5,820	5,495
Regulatory liabilities	4,641	4,577
Other deferred credits and noncurrent liabilities	299	296
TOTAL NONCURRENT LIABILITIES	13,379	13,053
LONG-TERM DEBT	17,495	14,731
EQUITY
Common shareholders’ equity	16,726	15,418
Noncontrolling interest	113	7
TOTAL EQUITY (See Statement of Equity)	16,839	15,425
TOTAL LIABILITIES AND EQUITY	$53,920	$48,111
The accompanying notes are an integral part of these financial statements.

94	CON EDISON ANNUAL REPORT 2018

Consolidated Edison, Inc.
Consolidated Statement of Equity

(In Millions/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
	Shares	Amount			Shares	Amount				Total
BALANCE AS OF DECEMBER 31, 2015	293	$32	$5,030	$9,123	23	$(1,038)	$(61)	$(34)	$9	$13,061
Net income				1,245						1,245
Common stock dividends ($2.68 per share)				(809)						(809)
Issuance of common shares - public offering	10	1	723				(22)			702
Issuance of common shares for stock plans	2		101							101
Other comprehensive income								7		7
Noncontrolling interest									(1)	(1)
BALANCE AS OF DECEMBER 31, 2016	305	$33	$5,854	$9,559	23	$(1,038)	$(83)	$(27)	$8	$14,306
Net income				1,525						1,525
Common stock dividends ($2.76 per share)				(849)						(849)
Issuance of common shares - public offering	5	1	344				(2)			343
Issuance of common shares for stock plans			100							100
Other comprehensive income								1		1
Noncontrolling interest									(1)	(1)
BALANCE AS OF DECEMBER 31, 2017	310	$34	$6,298	$10,235	23	$(1,038)	$(85)	$(26)	$7	$15,425
Net income				1,382						$1,382
Common stock dividends ($2.86 per share)				(889)						(889)
Issuance of common shares - public offering	11		719				(14)			705
Issuance of common shares for stock plans			100							100
Other comprehensive income								10		10
Noncontrolling interest									106	106
BALANCE AS OF DECEMBER 31, 2018	321	$34	$7,117	$10,728	23	$(1,038)	$(99)	$(16)	$113	$16,839
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2018	95

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(In Millions)	2018	2017	2018	2017
TOTAL EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE LOSS	321	310	$16,742	$15,444
Pension plan liability adjustments, net of taxes			(12)	(23)
Unrealized losses on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(4)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(16)	(26)
Equity			16,726	15,418
Noncontrolling interest			113	7
TOTAL EQUITY (See Statement of Equity)			$16,839	$15,425
The accompanying notes are an integral part of these financial statements.

96	CON EDISON ANNUAL REPORT 2018

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2018	2017
DEBENTURES:
2018	5.85%	2008A	$—	$600
2018	6.15	2008A	—	50
2018	7.125	2008C	—	600
2019	4.96	2009A	60	60
2019	6.65	2009B	475	475
2020	4.45	2010A	350	350
2020	2.00	2017A	400	400
2021	Variable	2018C	640	—
2021	2.00	2016A	500	500
2024	3.30	2014B	250	250
2026	2.90	2016B	250	250
2027	6.50	1997F	80	80
2027	3.125	2017B	350	350
2028	3.80	2018A	300	—
2028	4.00	2018D	500	—
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	6.00	2009B	60	60
2039	5.50	2009C	600	600
2040	5.70	2010B	350	350
2040	5.50	2010B	115	115
2042	4.20	2012A	400	400
2043	3.95	2013A	700	700
2044	4.45	2014A	850	850
2045	4.50	2015A	650	650
2045	4.95	2015A	120	120
2045	4.69	2015B	100	100
2046	3.85	2016A	550	550
2046	3.88	2016A	75	75
2047	3.875	2017A	500	500
2048	4.65	2018E	600	—
2048	4.35	2018A	125	—
2048	4.35	2018B	25	—
2054	4.625	2014C	750	750
2056	4.30	2016C	500	500
2057	4.00	2017C	350	350
2058	4.50	2018B	700	—
TOTAL DEBENTURES			15,500	13,860

CON EDISON ANNUAL REPORT 2018	97

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2018		2017
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2032			2004B Series 1	—		127
2034			1999A	—		293
2035			2004B Series 2	—		20
2036			2001B	—		98
2036	1.74	(a)	2010A	225		225
2039			2004A	—		98
2039	1.75	(a)	2004C	99		99
2039	1.71	(a)	2005A	126		126
TOTAL TAX-EXEMPT DEBT				450		1,086
PROJECT DEBT:
2023	Variable		Copper Mountain Solar 2	230		—
2024-2032	Variable - 4.52		Coram	160		170
2025	Variable		Copper Mountain Solar 3	298		—
2028	4.41		Wind Holdings	137		—
2028	Variable		Copper Mountain Solar 1	70		—
2031	3.03 - 2.24		Mesquite Solar 1	208		—
2031-2038	5.25 - 4.95		Texas Solar 4	58		61
2036	3.94		California Solar 2	103		110
2036	4.07		California Solar 3	89		93
2037	4.78		California Solar	190	—	—
2039	4.82		Broken Bow II	69		—
2040	4.53		Texas Solar 5	150		155
2041	4.21		Texas Solar 7	206		214
2042	4.45		Upton County Solar	94		97
Other project debt				14		15
TOTAL PROJECT DEBT				2,076		915
Other long-term debt				304		310
Unamortized debt expense				(152)		(113)
Unamortized debt discount				(33)		(29)
TOTAL				18,145		16,029
Less: Long-term debt due within one year				650		1,298
TOTAL LONG-TERM DEBT				17,495		14,731
TOTAL CAPITALIZATION				$34,221		$30,149
(a) Rates are to be reset weekly; December 31, 2018 rates shown.
The accompanying notes are an integral part of these financial statements.

98	CON EDISON ANNUAL REPORT 2018

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2018, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy
John McAvoy
Chairman and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 21, 2019

CON EDISON ANNUAL REPORT 2018	99

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholder of Consolidated Edison Company of New York, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Consolidated Edison Company of New York, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

100	CON EDISON ANNUAL REPORT 2018

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2019
We have served as the Company’s auditor since 1938.

CON EDISON ANNUAL REPORT 2018	101

Consolidated Edison Company of New York, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
OPERATING REVENUES
Electric	$7,971	$7,972	$8,106
Gas	2,078	1,901	1,508
Steam	631	595	551
TOTAL OPERATING REVENUES	10,680	10,468	10,165
OPERATING EXPENSES
Purchased power	1,433	1,415	1,568
Fuel	263	216	172
Gas purchased for resale	643	510	319
Other operations and maintenance	2,555	2,526	2,617
Depreciation and amortization	1,276	1,195	1,106
Taxes, other than income taxes	2,156	2,057	1,932
TOTAL OPERATING EXPENSES	8,326	7,919	7,714
OPERATING INCOME	2,354	2,549	2,451
OTHER INCOME (DEDUCTIONS)
Investment and other income	13	14	8
Allowance for equity funds used during construction	11	10	8
Other deductions	(167)	(161)	(205)
TOTAL OTHER INCOME (DEDUCTIONS)	(143)	(137)	(189)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,211	2,412	2,262
INTEREST EXPENSE
Interest on long-term debt	662	615	588
Other interest	36	14	19
Allowance for borrowed funds used during construction	(9)	(6)	(4)
NET INTEREST EXPENSE	689	623	603
INCOME BEFORE INCOME TAX EXPENSE	1,522	1,789	1,659
INCOME TAX EXPENSE	326	685	603
NET INCOME	$1,196	$1,104	$1,056
The accompanying notes are an integral part of these financial statements.

102	CON EDISON ANNUAL REPORT 2018

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
NET INCOME	$1,196	$1,104	$1,056
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	1	2
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	1	2
COMPREHENSIVE INCOME	$1,197	$1,105	$1,058
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2018	103

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$1,196	$1,104	$1,056
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,276	1,195	1,106
Deferred income taxes	354	575	545
Rate case amortization and accruals	(133)	(142)	(227)
Common equity component of allowance for funds used during construction	(11)	(10)	(8)
Unbilled revenue and net unbilled revenue deferrals	(4)	(17)	(36)
Other non-cash items, net	13	(59)	5
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	(153)	15	(23)
Materials and supplies, including fuel oil and gas in storage	(17)	(17)	18
Other receivables and other current assets	(96)	23	(11)
Accounts receivables from affiliated companies	(150)	45	81
Prepayments	(9)	(8)	13
Accounts payable	(27)	125	20
Accounts payable to affiliated companies	7	—	(2)
Pensions and retiree benefits obligations, net	293	370	579
Pensions and retiree benefits contributions	(440)	(420)	(476)
Superfund and environmental remediation costs, net	(18)	(12)	79
Accrued taxes	(47)	52	1
Accrued taxes to affiliated companies	(72)	(47)	117
Accrued interest	(1)	2	(7)
System benefit charge	86	85	221
Deferred charges, noncurrent assets and other regulatory assets	(314)	2,212	(172)
Deferred credits and other regulatory liabilities	549	(2,242)	179
Other current and noncurrent liabilities	(78)	37	(20)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,204	2,866	3,038
INVESTING ACTIVITIES
Utility construction expenditures	(3,051)	(2,840)	(2,672)
Cost of removal less salvage	(255)	(240)	(203)
Proceeds from the transfer of assets to NY Transco	—	—	122
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,306)	(3,080)	(2,753)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	1,042	(450)	(433)
Issuance of long-term debt	2,740	1,200	1,300
Retirement of long-term debt	(1,836)	—	(650)
Debt issuance costs	(30)	(15)	(13)
Capital contribution by parent	120	301	100
Dividend to parent	(846)	(796)	(744)
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	1,190	240	(440)
CASH, TEMPORARY CASH INVESTMENTS AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	88	26	(155)
BALANCE AT BEGINNING OF PERIOD	730	704	859
BALANCE AT END OF PERIOD	$818	$730	$704

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$662	$602	$581
Income taxes	$195	$108	($162)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$299	$351	$295
Software licenses acquired but unpaid as of end of period	$95	—	—
The accompanying notes are an integral part of these financial statements.

104	CON EDISON ANNUAL REPORT 2018

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$818	$730
Accounts receivable – customers, less allowance for uncollectible accounts of $57 and $58 in 2018 and 2017, respectively	1,163	1,009
Other receivables, less allowance for uncollectible accounts of $3 and $7 in 2018 and 2017, respectively	211	92
Taxes receivable	5	19
Accrued unbilled revenue	392	454
Accounts receivable from affiliated companies	214	64
Fuel oil, gas in storage, materials and supplies, at average cost	304	287
Prepayments	117	108
Regulatory assets	64	62
Other current assets	69	84
TOTAL CURRENT ASSETS	3,357	2,909
INVESTMENTS	385	383
UTILITY PLANT AT ORIGINAL COST
Electric	28,595	27,299
Gas	8,295	7,499
Steam	2,562	2,473
General	3,056	2,753
TOTAL	42,508	40,024
Less: Accumulated depreciation	8,988	8,321
Net	33,520	31,703
Construction work in progress	1,850	1,502
NET UTILITY PLANT	35,370	33,205
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2018 and 2017	4	4
NET PLANT	35,374	33,209
OTHER NONCURRENT ASSETS
Regulatory assets	3,923	3,863
Other deferred charges and noncurrent assets	69	87
TOTAL OTHER NONCURRENT ASSETS	3,992	3,950
TOTAL ASSETS	$43,108	$40,451
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2018	105

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$475	$1,200
Notes payable	1,192	150
Accounts payable	977	1,057
Accounts payable to affiliated companies	17	10
Customer deposits	339	334
Accrued taxes	55	102
Accrued taxes to affiliated companies	—	72
Accrued interest	112	113
Accrued wages	99	95
Fair value of derivative liabilities	25	12
Regulatory liabilities	73	65
System benefit charge	569	483
Other current liabilities	267	245
TOTAL CURRENT LIABILITIES	4,200	3,938
NONCURRENT LIABILITIES
Provision for injuries and damages	141	147
Pensions and retiree benefits	952	1,140
Superfund and other environmental costs	693	637
Asset retirement obligations	292	287
Fair value of derivative liabilities	6	31
Deferred income taxes and unamortized investment tax credits	5,739	5,306
Regulatory liabilities	4,258	4,219
Other deferred credits and noncurrent liabilities	241	242
TOTAL NONCURRENT LIABILITIES	12,322	12,009
LONG-TERM DEBT	13,676	12,065
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	12,910	12,439
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$43,108	$40,451
The accompanying notes are an integral part of these financial statements.

106	CON EDISON ANNUAL REPORT 2018

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Shareholder’s Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2015	235	$589	$4,247	$7,611	$(962)	$(61)	$(9)	$11,415
Net income				1,056				1,056
Common stock dividend to parent				(744)				(744)
Capital contribution by parent			100					100
Other comprehensive income							2	2
BALANCE AS OF DECEMBER 31, 2016	235	$589	$4,347	$7,923	$(962)	$(61)	$(7)	$11,829
Net income				$1,104				1,104
Common stock dividend to parent				(796)				(796)
Capital contribution by parent			302			(1)		301
Other comprehensive income							1	1
BALANCE AS OF DECEMBER 31, 2017	235	$589	$4,649	$8,231	$(962)	$(62)	$(6)	$12,439
Net income				1,196				1,196
Common stock dividend to parent				(846)				(846)
Capital contribution by parent			120					120
Other comprehensive income							1	1
BALANCE AS OF DECEMBER 31, 2018	235	$589	$4,769	$8,581	$(962)	$(62)	$(5)	$12,910
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2018	107

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

	Shares outstanding
	December 31,		At December 31,
(In Millions)	2018	2017	2018	2017
TOTAL SHAREHOLDER’S EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE LOSS	235	235	$12,915	$12,445
Pension plan liability adjustments, net of taxes			—	(3)
Unrealized losses on derivatives qualified as cash flow hedges, less reclassification adjustment for losses included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(5)	(3)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(5)	(6)
TOTAL SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)			$12,910	$12,439
The accompanying notes are an integral part of these financial statements.

108	CON EDISON ANNUAL REPORT 2018

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2018	2017
DEBENTURES:
2018	5.85%		2008A	$—	$600
2018	7.125		2008C	—	600
2019	6.65		2009B	475	475
2020	4.45		2010A	350	350
2021	Variable		2018C	640	—
2024	3.30		2014B	250	250
2026	2.90		2016B	250	250
2027	3.125		2017B	350	350
2028	3.80		2018A	300	—
2028	4.00		2018D	500	—
2033	5.875		2003A	175	175
2033	5.10		2003C	200	200
2034	5.70		2004B	200	200
2035	5.30		2005A	350	350
2035	5.25		2005B	125	125
2036	5.85		2006A	400	400
2036	6.20		2006B	400	400
2036	5.70		2006E	250	250
2037	6.30		2007A	525	525
2038	6.75		2008B	600	600
2039	5.50		2009C	600	600
2040	5.70		2010B	350	350
2042	4.20		2012A	400	400
2043	3.95		2013A	700	700
2044	4.45		2014A	850	850
2045	4.50		2015A	650	650
2046	3.85		2016A	550	550
2047	3.875		2017A	500	500
2048	4.65		2018E	600	—
2054	4.625		2014C	750	750
2056	4.30		2016C	500	500
2057	4.00		2017C	350	350
2058	4.50		2018B	700	—
TOTAL DEBENTURES				13,840	12,300
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2032			2004B Series 1	—	127
2034			1999A	—	293
2035			2004B Series 2	—	20
2036			2001B	—	98
2036	1.74	(a)	2010A	225	225
2039			2004A	—	98
2039	1.75	(a)	2004C	99	99
2039	1.71	(a)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				450	1,086
Unamortized debt expense				(107)	(94)
Unamortized debt discount				(32)	(27)
TOTAL				14,151	13,265
Less: Long-term debt due within one year				475	1,200
TOTAL LONG-TERM DEBT				13,676	12,065
TOTAL CAPITALIZATION				$26,586	$24,504
(a) Rates are to be reset weekly; December 31, 2018 rates shown.
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2018	109

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
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Clean Energy Businesses, Inc. has three subsidiaries: Consolidated Edison Development, Inc. (Con Edison Development), a company that develops, owns and operates renewable and energy infrastructure projects; Consolidated Edison Energy, Inc. (Con Edison Energy), a company that provides energy-related products and services to wholesale customers; and Consolidated Edison Solutions, Inc. (Con Edison Solutions), a company that provides energy-related products and services to retail customers. In December 2018, a Con Edison Development subsidiary acquired Sempra Solar Holdings, LLC. Con Edison Transmission, Inc. invests in electric transmission facilities through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and invests in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas). See Note U.
Note A – Summary of Significant Accounting Policies and Other Matters
Principles of Consolidation
The Companies’ consolidated financial statements include the accounts of their respective majority-owned subsidiaries, and variable interest entities (see Note Q), as required. All intercompany balances and intercompany transactions have been eliminated.

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

Other significant accounting policies of the Companies are referenced below in this Note A and in the notes that follow.

110	CON EDISON ANNUAL REPORT 2018

Revenues
Adoption of New Standard
On January 1, 2018, the Companies adopted Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts that were not completed. No charge to retained earnings for cumulative impact was required as a result of the Companies’ adoption of Topic 606.

Revenue Recognition
The following table presents, for the year ended December 31, 2018, revenue from contracts with customers as defined in Topic 606, as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$7,920		$51	$7,971
Gas	2,052		26	2,078
Steam	625		6	631
Total CECONY	$10,597		$83	$10,680
O&R
Electric	647		(5)	642
Gas	256		(7)	249
Total O&R	$903		$(12)	$891
Clean Energy Businesses
Renewables	329	(b)	—	329
Energy services	95		—	95
Other	—		339	339
Total Clean Energy Businesses	$424		$339	$763
Con Edison Transmission	4		—	4
Other (c)	—		(1)	(1)
Total Con Edison	$11,928		$409	$12,337
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the total for Renewables revenue at the Clean Energy Businesses is $103 million of revenue related to engineering, procurement and construction services.
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

The Utilities have the obligation to deliver electricity, gas and steam energy to their customers. As the energy is immediately available for use upon delivery to the customer, the energy and its delivery are identifiable as a single performance obligation. The Utilities recognize revenues as this performance obligation is satisfied over time as the Utilities deliver, and the customers simultaneously receive and consume, the energy. The amount of revenues recognized reflects the consideration the Utilities expect to receive in exchange for delivering the energy. Under their tariffs, the transaction price for full-service customers includes the Utilities’ energy cost and for all customers includes delivery charges determined based on customer class and in accordance with established tariffs and guidelines of the New York State Public Service Commission (NYSPSC) or the New Jersey Board of Public Utilities (NJBPU), as applicable. Accordingly, there is no unsatisfied performance obligation associated with these customers. The transaction price is applied to the Utilities’ revenue generating activities through the customer billing process. Because energy is delivered over time, the Utilities use output methods that recognize revenue based on direct measurement of the value transferred, such as units delivered, which provides an accurate measure of value for the energy delivered. The Utilities accrue revenues at the end of each month for estimated energy delivered but

CON EDISON ANNUAL REPORT 2018	111

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

(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1, 2018	$58	$87
Additions (c)	144	38
Subtractions (c)	173	105	(d)
Ending balance as of December 31, 2018	$29	$20

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

As of December 31, 2018, the aggregate amount of the remaining fixed performance obligations is $95 million, of which $59 million will be recognized within the next two years, and the remaining $36 million will be recognized pursuant to long-term service and maintenance agreements.

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

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
Con Edison	$330	$302	$336
CECONY	318	292	316

112	CON EDISON ANNUAL REPORT 2018

Other Receivables
Other Receivables includes costs related to aid provided by the Utilities in the restoration of power in Puerto Rico in the aftermath of September 2017 hurricanes. Such costs have fully been billed to the appropriate authorities. As of December 31, 2018, Con Edison and CECONY other receivables' balances related to such costs were $104 million and $98 million, respectively.

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

Rates used for AFUDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFUDC rates for CECONY were 5.4 percent, 5.5 percent and 4.7 percent for 2018, 2017 and 2016, respectively. The AFUDC rates for O&R were 2.2 percent, 2.5 percent and 3.5 percent for 2018, 2017 and 2016, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rates for CECONY were 3.1 percent for 2018, 2017 and 2016. The average depreciation rates for O&R were 2.9 percent for 2018, 2017 and 2016.

The estimated lives for utility plant for CECONY range from 5 to 95 years for electric, 5 to 100 years for gas, 5 to 80 years for steam and 5 to 55 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric and gas and 5 to 50 years for general plant.

At December 31, 2018 and 2017, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Electric
Generation	$593	$544	$592	$544
Transmission	3,333	3,210	3,106	2,990
Distribution	19,750	18,959	18,716	17,996
Gas (a)	7,714	6,976	7,107	6,403
Steam	1,830	1,798	1,830	1,798
General	2,306	2,105	2,102	1,905
Held for future use	76	76	67	67
Construction work in progress	1,978	1,605	1,850	1,502
Net Utility Plant	$37,580	$35,273	$35,370	$33,205
(a) Primarily distribution.
At December 31, 2018, general utility plant of Con Edison and CECONY included $100 million and $95 million, respectively, related to a May 2018 acquisition of software licenses. The software licenses asset is being amortized over a period of 15 years, and the estimated aggregate annual amortization expense for Con Edison and CECONY is $7 million. At December 31, 2018, the accumulated amortization for Con Edison and CECONY was $3 million.

Under the Utilities’ rate plans, the aggregate annual depreciation allowance for the period ended December 31, 2018 was $1,323 million, including $1,253 million under CECONY’s electric, gas and steam rate plans that have been approved by the NYSPSC.

CON EDISON ANNUAL REPORT 2018	113

Non–Utility Plant
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

Goodwill
Con Edison tests goodwill for impairment at least annually or whenever there is a triggering event. There is an option to first make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying a two-step, quantitative goodwill impairment test. Con Edison has elected to perform the qualitative assessment for substantially all of its goodwill and, if needed, applies the two-step quantitative approach. The first step of the quantitative goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill. In 2018, Con Edison recorded no impairment charge on goodwill. See Note K.

Long–Lived and Intangible Assets
Con Edison evaluates the impairment of long-lived assets and intangible assets with definite lives, based on projections of undiscounted future cash flows, which projections may vary significantly from future projections or actual cash flows, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event an evaluation indicates that such cash flows cannot be expected to be sufficient to fully recover the assets, the assets are written down to their estimated fair value.

Con Edison's intangible assets with definite lives consist primarily of power purchase agreements, which were identified as part of purchase price allocations associated with acquisitions made by Con Edison Development in 2016 and 2018. At December 31, 2018 and 2017, intangible assets arising from power purchase agreements, including the PG&E PPAs (discussed below), were $1,712 million and $131 million, net of accumulated amortization of $22 million and $9 million, respectively, and are being amortized over the life of each agreement. Excluding power purchase agreements, Con Edison’s other intangible assets were $3 million and an immaterial amount, net of accumulated amortization of $7 million and $6 million, at December 31, 2018 and 2017, respectively. CECONY’s other intangible assets were immaterial at December 31, 2018 and 2017. Con Edison recorded amortization expense related to its intangible assets of $14 million in 2018, $9 million in 2017 and $2 million in 2016. Con Edison expects amortization expense to be $105 million per year over the next five years. Con Edison recorded $2 million of impairment charges in 2018. No impairment charges were recorded on Con Edison's long-lived assets or intangible assets with definite lives in 2017 or 2016.

In January 2019, Pacific Gas and Electric Company (PG&E) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of Con Edison Development renewable electric production projects with an aggregate of 680 MW (AC) of generating capacity (PG&E Projects) is sold to PG&E under long-term power purchase agreements (PG&E PPAs). Most of the PG&E PPAs have contract prices that are higher than estimated market prices. PG&E, as a debtor in possession, may assume or reject the PG&E PPAs, subject to review by the bankruptcy court or, pursuant to a January 2019 FERC order (which PG&E is challenging), the bankruptcy court and FERC. The PG&E bankruptcy is an event of default under the PG&E PPAs. Unless the lenders for the related project debt otherwise agree, distributions from the related projects to Con Edison Development will not be made during the pendency of the bankruptcy. At December 31, 2018, Con Edison’s consolidated balance sheet included $885 million of net non-utility plant relating to the PG&E Projects, $1,125 million of intangible assets relating to the PG&E PPAs, $292 million of net non-utility plant of additional projects that secure the related project debt and $1,050 million of non-recourse related project debt. See "Long-term Debt" in Note C. Con Edison has tested whether its net non-utility plant relating to the PG&E Projects and intangible assets relating to the PG&E PPAs has been impaired. The projected future cash flows used in the test reflected Con Edison’s expectation that the PG&E PPAs are not likely to be rejected in the PG&E bankruptcy. Based on the test, Con Edison has determined that there was no impairment. If, in the future, one or more of the PG&E PPAs is rejected in the PG&E bankruptcy or any such rejection becomes likely, there will be an impairment of the related intangible asset and could be an impairment of the related non-utility plant. The amount of any such impairment could be material.

114	CON EDISON ANNUAL REPORT 2018

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
Investments
Investments consist primarily of the investments of Con Edison Transmission and the Clean Energy Businesses that are accounted for under the equity method, and the fair value of the Utilities’ supplemental retirement income plan and deferred income plan assets. The following investment assets are included in the Companies' consolidated balance sheets at December 31, 2018 and 2017:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
CET Gas investment in Stagecoach Gas Services, LLC	$948	$971	$—	$—
CET Gas investment in Mountain Valley Pipeline, LLC (a)	363	98	—	—
Supplemental retirement income plan assets (c)	326	330	301	301
Deferred income plan assets	75	73	75	73
CET Electric investment in New York Transco, LLC	52	53	—	—
Con Edison Development equity method investments (b)	—	467	—	—
Other	2	9	9	9
Total investments	$1,766	$2,001	$385	$383

(a)	See Note U.

(b)
Upon completion of the acquisition of Sempra Solar Holdings, LLC in December 2018, Con Edison is accounting on a consolidated basis for certain jointly-owned renewable electric production projects that previously were accounted for as equity method investments. See Note U.

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

CON EDISON ANNUAL REPORT 2018	115

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

Research and Development Costs

116	CON EDISON ANNUAL REPORT 2018

Research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
Con Edison	$24	$24	$24
CECONY	23	23	22

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

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the exercise price (see Note M) and its common shares that are subject to certain forward sale agreements (see Note C). Before the issuance of common shares upon settlement of the forward sale agreements, the shares will be reflected in the company’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreements over the number of shares that could be purchased by the company in the market (based on the average market price during the period) using the proceeds due upon physical settlement (based on the adjusted forward sale price at the end of the reporting period).
Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2018	2017	2016
Net income	$1,382	$1,525	$1,245
Weighted average common shares outstanding – basic	311.7	307.1	300.4
Add: Incremental shares attributable to effect of potentially dilutive securities	1.2	1.7	1.5
Adjusted weighted average common shares outstanding – diluted	312.9	308.8	301.9
Net Income per common share – basic	$4.43	$4.97	$4.15
Net Income per common share – diluted	$4.42	$4.94	$4.12

The computation of diluted EPS for the year ended December 31, 2018 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

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

CON EDISON ANNUAL REPORT 2018	117

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI, net of taxes, at December 31, 2015 (a)	$(34)	$(9)
OCI before reclassifications, net of tax of $(1) for Con Edison and CECONY	2	1
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(3) and $(1) for Con Edison and CECONY, respectively (a)(b)	5	1
Total OCI, net of taxes, at December 31, 2016	7	2
Accumulated OCI, net of taxes, at December 31, 2016 (a)	$(27)	$(7)
OCI before reclassifications, net of tax of $3 and $1 for Con Edison and CECONY, respectively	(4)	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(3) and $(1) for Con Edison and CECONY, respectively (a)(b)	5	1
Total OCI, net of taxes, at December 31, 2017	1	1
Accumulated OCI, net of taxes, at December 31, 2017 (a)	$(26)	$(6)
OCI before reclassifications, net of tax of $3 for Con Edison	4	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison (a)(b)	6	1
Total OCI, net of taxes, at December 31, 2018	10	1
Accumulated OCI, net of taxes, at December 31, 2018 (a)	$(16)	$(5)
(a) Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.
(b) For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets and liabilities instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit cost. See Notes E and F.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
On January 1, 2018, the Companies adopted Accounting Standard Update (ASU) 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which they applied retrospectively for each prior period presented. Pursuant to ASU 2016-18, cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At December 31, 2018 and 2017, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At December 31,
	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Cash and temporary cash investments	$895	$797	$818	$730
Restricted cash (a)	111	47	—	—
Total cash, temporary cash investments and restricted cash	$1,006	$844	$818	$730

(a)
Restricted cash included cash of Con Edison Development renewable electric production project subsidiaries ($109 million and $46 million at December 31, 2018 and 2017, respectively) that, under the related project debt agreements, is restricted until the various maturity dates of the project debt to being used for normal operating expenses and capital expenditures, debt service, and required reserves. Also, during the pendency of the PG&E bankruptcy, restricted cash may also include additional cash that, unless the lenders for the related project debt agree, may not be distributed from the related projects to Con Edison Development. See "Long-Lived and Intangible Assets,” above. In addition, restricted cash includes O&R's New Jersey utility subsidiary, Rockland Electric Company transition bond charge collections, net of principal, interest, trustee and service fees ($2 million and $1 million at December 31, 2018 and 2017, respectively) that are restricted until the bonds mature in 2019.

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

118	CON EDISON ANNUAL REPORT 2018

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
The following tables contain a summary of the Utilities’ rate plans:

CECONY – Electric
Effective period	January 2014 – December 2016	January 2017 – December 2019 (b)
Base rate changes	Yr. 1 – $(76.2) million (a) Yr. 2 – $124.0 million (a) Yr. 3 – None	Yr. 1 – $195 million (c) Yr. 2 – $155 million (c) Yr. 3 – $155 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 and 2 – $(37) million (d) Yr. 3 – $123 million (d)	Yr. 1 – $84 million Yr. 2 – $83 million Yr. 3 – $69 million

CON EDISON ANNUAL REPORT 2018	119

Other revenue sources	Retention of $90 million of annual transmission congestion revenues.
Retention of $75 million of annual transmission congestion revenues.

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 – $28 million
Yr. 2 – $47 million
Yr. 3 – $64 million
In 2017 and 2018, the company recorded $13 million and $25 million of earnings adjustment mechanism incentives for energy efficiency, respectively. The company also achieved other incentives of $5 million in 2017 and 2018 that, pursuant to the rate plan, is being recorded ratably in earnings from 2018 to 2020. In 2018, the company recorded $3 million for service terminations.

Revenue decoupling mechanisms	In 2014, 2015 and 2016, the company deferred for customer benefit $146 million, $98 million and $101 million of revenues, respectively.	Continuation of reconciliation of actual to authorized electric delivery revenues. In 2017 and 2018, the company deferred for customer benefit $45 million and $(6) million of revenues, respectively.
Recoverable energy costs (e)	Current rate recovery of purchased power and fuel costs.	Continuation of current rate recovery of purchased power and fuel costs.
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
In 2017 and 2018, the company did not record any negative revenue adjustments.

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
In 2017 and 2018, the company deferred $35 million and $189 million of net regulatory assets, respectively.

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

Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI):
Yr. 1 – $21,689 million
Yr. 2 – $22,338 million
Yr. 3 – $23,002 million
AMI:
Yr. 1 – $126 million
Yr. 2 – $257 million
Yr. 3 – $415 million
The company deferred $0.4 million as a regulatory asset in 2017. In 2018, $0.4 was deferred as a regulatory liability.

Average rate base	Yr. 1 – $17,323 million Yr. 2 – $18,113 million Yr. 3 – $18,282 million	Yr. 1 – $18,902 million Yr. 2 – $19,530 million Yr. 3 – $20,277 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.05 percent Yr. 2 – 7.08 percent Yr. 3 – 6.91 percent	Yr. 1 – 6.82 percent Yr. 2 – 6.80 percent Yr. 3 – 6.73 percent
Authorized return on common equity	Yrs. 1 and 2 – 9.2 percent Yr. 3 – 9.0 percent	9.0 percent
Actual return on common equity	Yr. 1 – 9.04 percent Yr. 2 – 10.16 percent Yr. 3 – 9.66 percent	Yr. 1 – 9.30 percent Yr. 2 – 9.36 percent

120	CON EDISON ANNUAL REPORT 2018

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

In 2017, the company had no earnings above the threshold but recorded a positive adjustment related to 2016 of $5.7 million in earnings.

In 2018, the company had no earnings sharing above the threshold.

Cost of long-term debt	Yr. 1 – 5.17 percent Yr. 2 – 5.23 percent Yr. 3 – 5.09 percent	Yr. 1 – 4.93 percent Yr. 2 – 4.88 percent Yr. 3 – 4.74 percent
Common equity ratio	48 percent	48 percent

(a)	The impact of these base rate changes was deferred; this amount was amortized to $0 at December 31, 2016.

(b)
In January 2017, the NYSPSC approved the September 2016 Joint Proposal for CECONY's electric rate plan for January 2017 through December 2019. If at the end of any year, Con Edison’s investments in its non-utility businesses exceed 15 percent of Con Edison’s total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, CECONY is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures (see Note S) are not necessary.

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

(e)
For transmission service provided pursuant to the open access transmission tariff of PJM Interconnection LLC (PJM), unless and until changed by the NYSPSC, the company will recover all charges incurred associated with the transmission service. In April 2017, the transmission service terminated because CECONY did not exercise its option to continue the service. See "Other Regulatory Matters," below.

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

In January 2019, CECONY filed a request with the NYSPSC for an electric rate increase of $485 million, effective January 2020. The filing reflects a return on common equity of 9.75 percent and a common equity ratio of 50 percent.
The company is requesting provisions pursuant to which expenses for pension and other postretirement benefits, variable-rate debt, storms, property taxes and municipal infrastructure support, the impact of new laws and environmental site investigation and remediation are reconciled to amounts reflected in rates. The company is also proposing full reconciliation of capital interference costs. In addition, the company is, among other things, proposing continuation of earnings opportunities from Earnings Adjustment Mechanisms (EAM) for meeting energy efficiency goals. The proposed EAM earnings opportunities are at 100 basis points of common equity annually. The filing also reflects continuation of the revenue decoupling mechanism and the provisions pursuant to which the company recovers its purchased power and fuel costs from customers. The requested rate increase was mitigated, in part, by the TCJA, including reduced tax rate, and amortization of excess deferred income taxes and 2018 tax savings. See "Other Regulatory Matters," below.
The filing includes supplemental information regarding electric rate plans for 2021 and 2022, which the company is not requesting but would consider through settlement discussions. For purposes of illustration, rate increases of $352 million and $263 million effective January 2021 and 2022, respectively, were calculated based upon an assumed return on common equity of 9.75 percent and a common equity ratio of 50 percent.

CON EDISON ANNUAL REPORT 2018	121

CECONY – Gas
Effective period	January 2014 – December 2016	January 2017 - December 2019 (b)
Base rate changes	Yr. 1 – $(54.6) million (a) Yr. 2 – $38.6 million (a) Yr. 3 – $56.8 million (a)	Yr. 1 – $(5) million (b) Yr. 2 – $92 million (b) Yr. 3 – $90 million (b)
Amortizations to income of net regulatory (assets) and liabilities	$4 million over three years	Yr. 1 – $39 million Yr. 2 – $37 million Yr. 3 – $36 million
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

Potential incentives if performance targets related to gas leak backlog, leak prone pipe and service terminations are met:
Yr. 1 – $7 million
Yr. 2 – $8 million
Yr. 3 – $8 million
In 2017 and 2018, the company achieved incentives of $7 million and $6 million, respectively that, pursuant to the rate plan, is being recorded ratably in earnings from 2018 to 2020. In 2018, the company recorded $5 million for gas leak backlog, leak prone pipe and service terminations.

Revenue decoupling mechanisms	In 2014, 2015 and 2016, the company deferred $28 million, $54 million and $71 million of regulatory liabilities, respectively.	Continuation of reconciliation of actual to authorized gas delivery revenues. In 2017 and 2018, the company deferred $3 million and $12 million of regulatory liabilities, respectively.
Recoverable energy costs	Current rate recovery of purchased gas costs.	Continuation of current rate recovery of purchased gas costs.
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

Potential penalties if performance targets relating to service, safety and other matters are not met:
Yr. 1 – $68 million
Yr. 2 – $63 million
Yr. 3 – $70 million
In 2017 and 2018, the company recorded $5 million and $4 million of negative revenue adjustments, respectively.

Cost reconciliations	In 2014, 2015 and 2016, the company deferred $38 million, $11 million, and $32 million of net regulatory liabilities, respectively. (c)
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate tax-exempt debt, major storms, property taxes, municipal infrastructure support costs, the impact of new laws and environmental site investigation and remediation to amounts reflected in rates. (d)
In 2017 and 2018, the company deferred $2 million of net regulatory liabilities and $44 million of net regulatory assets, respectively.

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

Target levels reflected in rates:
Gas average net plant target excluding AMI:
Yr. 1 – $5,844 million
Yr. 2 – $6,512 million
Yr. 3 – $7,177 million
AMI:
Yr. 1 – $27 million
Yr. 2 – $57 million
Yr. 3 – $100 million
In 2017 and 2018 the company deferred $2.2 million as regulatory liabilities.

Average rate base	Yr. 1 – $3,521 million Yr. 2 – $3,863 million Yr. 3 – $4,236 million	Yr. 1 – $4,841 million Yr. 2 – $5,395 million Yr. 3 – $6,005 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent	Yr. 1 – 6.82 percent Yr. 2 – 6.80 percent Yr. 3 – 6.73 percent
Authorized return on common equity	9.3 percent	9.0 percent
Actual return on common equity	Yr. 1 – 8.02 percent Yr. 2 – 8.13 percent Yr. 3 – 7.83 percent	Yr. 1 – 9.22 percent Yr. 2 – 9.04 percent

122	CON EDISON ANNUAL REPORT 2018

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
In 2017 and 2018, the company had no earnings above the threshold.

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

In January 2019, CECONY filed a request with the NYSPSC for a gas rate increase of $210 million, effective January 2020. The filing reflects a return on common equity of 9.75 percent and a common equity ratio of 50 percent.
The company is requesting provisions pursuant to which expenses for pension and other postretirement benefits, variable-rate debt, property taxes and municipal infrastructure support, the impact of new laws and environmental site investigation and remediation are reconciled to amounts reflected in rates. The company is also proposing full reconciliation of capital interference costs. In addition, the company is, among other things, proposing continuation of earnings opportunities from Earnings Adjustment Mechanisms (EAM) for meeting energy efficiency goals. The proposed EAM earnings opportunities are at 70 basis points of common equity annually. The filing also reflects continuation of the revenue decoupling mechanism (RDM) and provisions pursuant to which the company recovers its purchased gas costs from customers. Within the filing, the company is proposing to change the gas RDM from a revenue per customer methodology to a revenue per class methodology. The requested rate increase was mitigated, in part, by the TCJA, including reduced tax rate, and amortization of excess deferred income taxes and 2018 tax savings. See "Other Regulatory Matters," below.
The filing includes supplemental information regarding gas rate plans for 2021 and 2022, which the company is not requesting but would consider through settlement discussions. For purposes of illustration, rate increases of $138 million and $155 million effective January 2021 and 2022, respectively, were calculated based upon an assumed return on common equity of 9.75 percent and a common equity ratio of 50 percent.

CON EDISON ANNUAL REPORT 2018	123

CECONY – Steam
Effective period	January 2014 – December 2016 (a)
Base rate changes	Yr. 1 – $(22.4) million (b) Yr. 2 – $19.8 million (b) Yr. 3 – $20.3 million (b) Yr. 4 – None Yr. 5 – None
Amortizations to income of net regulatory (assets) and liabilities	$37 million over three years
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential penalties (up to $1 million annually) if certain steam performance targets are not met. In 2014, 2015, 2016 and 2017 and 2018, the company did not record any negative revenue adjustments.
Cost reconciliations (c)
In 2014, 2015, 2016 2017 and 2018, the company deferred $42 million of net regulatory liabilities, $17 million of net regulatory assets, $8 million and $14 million of net regulatory liabilities, and $1 million of net regulatory assets, respectively.

Net utility plant reconciliations
Target levels reflected in rates were:
Production: Yr. 1 – $1,752 million;
Yr. 2 – $1,732 million; Yr. 3 – $1,720 million
Distribution: Yr. 1 – $6 million;
Yr. 2 – $11 million; Yr. 3 – $25 million
The company reduced its regulatory liability by $0.1 million in 2014 and immaterial amounts in 2015 and 2016 and no deferrals were recorded in 2017 and 2018.

Average rate base	Yr. 1 – $1,511 million Yr. 2 – $1,547 million Yr. 3 – $1,604 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent
Authorized return on common equity	9.3 percent
Actual return on common equity	Yr. 1 – 9.82 percent Yr. 2 – 10.88 percent Yr. 3 – 10.54 percent Yr. 4 – 9.51 percent Yr. 5 – 11.73 percent
Earnings sharing
Weather normalized earnings above an annual earnings threshold of 9.9 percent are to be applied to reduce regulatory assets for environmental remediation and other costs.
In 2014, the company had no earnings above the threshold. Actual earnings were $11.5 million and $7.8 million above the threshold in 2015 and 2016, respectively. In 2017, actual earnings were $8.5 million above the threshold, offset in part by a positive adjustment related to 2016 of $4 million. In 2018, actual earnings were $14.2 million above the threshold, and an additional $1.1 million related to 2017 was recorded.

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

124	CON EDISON ANNUAL REPORT 2018

In November 2018, O&R, the staff of the NYSPSC and other parties entered into a Joint Proposal for new electric and gas rate plans for the three-year period January 2019 through December 2021 (the Joint Proposal). The Joint Proposal is subject to NYSPSC approval. The following tables contain a summary of the current and proposed rate plans.

O&R New York – Electric
Effective period	November 2015 - October 2017 (a)	January 2019 – December 2021 (d)
Base rate changes	Yr. 1 – $9.3 million Yr. 2 – $8.8 million Yr. 3 – None	Yr. 1 – $13.4 million (e) Yr. 2 – $8.0 million (e) Yr. 3 – $5.8 million (e)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $(8.5) million (b) Yr. 2 – $(9.4) million (b) Yr. 3 – None	Yr. 1 – $(1.5) million (f) Yr. 2 – $(1.5) million (f) Yr. 3 – $(1.5) million (f)
Other revenue sources
Potential earnings adjustment mechanism incentives for peak reduction, energy efficiency, Distributed Energy Resources utilization and other potential incentives of up to: Yr. 1 - $3.6 million; Yr. 2 - $4.0 million; and Yr. 3 - $4.2 million.

Potential incentive if performance target related to service terminations is met: $0.5 million annually.

Revenue decoupling mechanisms
In 2015, 2016, 2017 and 2018, the company deferred for the customer’s benefit an immaterial amount, $6.3 million as regulatory liabilities, $11.2 million as regulatory asset and $0.5 million as regulatory asset, respectively.
Continuation of reconciliation of actual to authorized electric delivery revenues.
Recoverable energy costs	Continuation of current rate recovery of purchased power costs.	Continuation of current rate recovery of purchased power costs.
Negative revenue adjustments
Potential penalties (up to $4 million annually) if certain performance targets are not met. In 2015 the company recorded $1.25 million in negative revenue adjustments. In 2016, 2017 and 2018, the company did not record any negative revenue adjustments.
Potential penalties if certain performance targets relating to service, reliability and other matters are not met: Yr. 1 - $4.4 million; Yr. 2 - $4.4 million; and Yr. 3 - $4.5 million.
Cost reconciliations
In 2015, 2016 and 2017, the company deferred $0.3 million, $7.4 million and $3.2 million as net decreases to regulatory assets, respectively. In 2018, the company deferred $5 million as a net regulatory asset.

Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (g), energy efficiency program (h), major storms, the impact of new laws and certain other costs to amounts reflected in rates.(i)

Net utility plant reconciliations
Target levels reflected in rates are:
Yr. 1 – $928 million (c)
Yr. 2 – $970 million (c)
The company increased/(reduced) its regulatory asset by $2.2 million, $(1.9) million, $(1.9) million and $1.4 million in 2015, 2016, 2017 and 2018, respectively.

Target levels reflected in rates were:
Electric average net plant target excluding advanced metering infrastructure (AMI): Yr. 1 - $1,008 million; Yr. 2 - $1,032 million; Yr. 3 - $1,083 million
AMI (j): Yr. 1 - $48 million; Yr. 2 - $58 million; Yr. 3 - $61 million

Average rate base	Yr. 1 – $763 million Yr. 2 – $805 million Yr. 3 – $805 million	Yr. 1 – $878 million Yr. 2 – $906 million Yr. 3 – $948 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.06 percent Yr. 3 – 7.06 percent	Yr. 1 – 6.97 percent Yr. 2 – 6.96 percent Yr. 3 – 6.96 percent
Authorized return on common equity	9.0 percent	9.00 percent
Actual return on common equity	Yr. 1 – 10.8 percent Yr. 2 – 9.7 percent Yr. 3 – 7.2 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets. In 2015, earnings did not exceed the earnings threshold. Actual earnings were $6.1 million, $0.3 million above the threshold for 2016 and 2017, respectively. In 2018, earnings did not exceed the earnings threshold.
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 5.42 percent Yr. 2 – 5.35 percent Yr. 3 – 5.35 percent	Yr. 1 – 5.17 percent Yr. 2 – 5.14 percent Yr. 3 – 5.14 percent
Common equity ratio	48 percent	48 percent

(a)	Rates determined pursuant to this rate plan continue in effect until a new rate plan is approved by the NYSPSC.

CON EDISON ANNUAL REPORT 2018	125

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

(d)
If at the end of any year, Con Edison’s investments in its non-utility businesses exceed 15 percent of Con Edison’s total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, O&R is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures (see Note S) are not necessary.

(e)	The Joint Proposal recommends that these base rate changes may be implemented with increases of: Yr. 1 - $8.6 million; Yr. 2 - $12.1 million; and Yr. 3 - $12.2 million.

(f)
Reflects amortization of, among other things, the Company’s net benefits under the TCJA prior to January 1, 2019, amortization of net regulatory liability for future income taxes and reduction of previously incurred regulatory assets for environmental remediation costs. Also, for electric, reflects amortization over a six year period of previously incurred incremental major storm costs. See "Other Regulatory Matters," below.

(g)
Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr. 1 - 10.0 basis points; Yr. 2 - 7.5 basis points; and Yr. 3 - 5.0 basis points.

(h)
Energy efficiency costs are expensed as incurred. Such costs are subject to a downward-only reconciliation over the terms of the electric and gas rate plans. The Company will defer for the benefit of customers any cumulative shortfall over the terms of the electric and gas rate plans between actual expenditures and the levels provided in rates.

(i)
In addition, amounts reflected in rates relating to income taxes and excess deferred federal income tax liability balances will be reconciled (i.e., refunded to or collected from customers) to any final, non-appealable NYSPSC-ordered findings in its investigation of O&R’s income tax accounting. See “Other Regulatory Matters,” in Note B.

(j)	Net plant reconciliation for AMI expenditures will be implemented for a single category of AMI capital expenditures that includes amounts allocated to both electric and gas customers.

126	CON EDISON ANNUAL REPORT 2018

O&R New York – Gas
Effective period	November 2015 – October 2018 (a)	January 2019 – December 2021 (d)
Base rate changes	Yr. 1 – $16.4 million Yr. 2 – $16.4 million Yr. 3 – $5.8 million Yr. 3 – $10.6 million collected through a surcharge	Yr. 1 – $(7.5) million (e) Yr. 2 – $3.6 million (e) Yr. 3 – $0.7 million (e)
Amortization to income of net regulatory (assets) and liabilities	Yr. 1 – $(1.7) million (b) Yr. 2 – $(2.1) million (b) Yr. 3 – $(2.5) million (b)	Yr. 1 – $1.8 million (f) Yr. 2 – $1.8 million (f) Yr. 3 – $1.8 million (f)
Other revenue sources
Continuation of retention of annual revenues from non-firm customers of up to $4.0 million, with variances to be shared 80 percent by customers and 20 percent by company.

Potential earnings adjustment mechanism incentives of up to $0.3 million annually.

Potential incentives if performance targets related to gas leak backlog, leak prone pipe, emergency response, damage prevention and service terminations are met: Yr. 1 - $1.2 million; Yr. 2 - $1.3 million; and Yr. 3 - $1.3 million.

Revenue decoupling mechanisms
In 2015, 2016 2017 and 2018, the company deferred $0.8 million of regulatory assets, $6.2 million of regulatory liabilities, $1.7 million of regulatory liabilities and $6.3 million of regulatory liabilities, respectively.
Continuation of reconciliation of actual to authorized gas delivery revenues.
Recoverable energy costs	Current rate recovery of purchased gas costs.	Continuation of current rate recovery of purchased gas costs.
Negative revenue adjustments
Potential penalties (up to $3.7 million in Yr. 1, $4.7 million in Yr. 2 and $4.9 million in Yr. 3) if certain performance targets are not met. In 2015, 2016 and 2017, the company did not record any negative revenue adjustments. In 2018, the company recorded a $0.1 million negative revenue adjustment.
Potential penalties if performance targets relating to service, safety and other matters are not met: Yr. 1 - $5.5 million; Yr. 2 - $5.7 million; and Yr. 3 - $6.0 million.
Cost reconciliations
In 2015 and 2016, the company deferred $4.5 million and $6.6 million as net regulatory liabilities and assets, respectively. In 2017 and 2018, the company deferred $3.5 million and $7.4 million as net regulatory liabilities, respectively.

Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (g), energy efficiency program (h), the impact of new laws and certain other costs to amounts reflected in rates.(i)

Net utility plant reconciliations
Target levels reflected in rates are:
Yr. 1 – $492 million (c)
Yr. 2 – $518 million (c)
Yr. 3 – $546 million (c)
No deferral was recorded for 2015 and immaterial amounts were recorded as regulatory liabilities in 2016 and 2017. In 2018, the company deferred $0.4 million as regulatory asset.

Target levels reflected in rates were:
Gas average net plant target excluding AMI: Yr. 1 - $593 million; Yr. 2 - $611 million; Yr. 3 - $632 million
AMI (j): Yr. 1 - $20 million; Yr. 2 - $24 million; Yr. 3 - $25 million

Average rate base	Yr. 1 – $366 million Yr. 2 – $391 million Yr. 3 – $417 million	Yr. 1 – $454 million Yr. 2 – $476 million Yr. 3 – $498 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.06 percent Yr. 3 – 7.06 percent	Yr. 1 – 6.97 percent Yr. 2 – 6.96 percent Yr. 3 – 6.96 percent
Authorized return on common equity	9.0 percent	9.00 percent
Actual return on common equity	Yr. 1 – 11.2 percent Yr. 2 – 9.7 percent Yr. 3 – 8.1 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets. In 2015, earnings did not exceed the earnings threshold. Actual earnings were $4 million, $0.2 million above the threshold for 2016 and 2017, respectively. In 2018, earnings did not exceed the earnings threshold.
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 5.42 percent Yr. 2 – 5.35 percent Yr. 3 – 5.35 percent	Yr. 1 – 5.17 percent Yr. 2 – 5.14 percent Yr. 3 – 5.14 percent
Common equity ratio	48 percent	48 percent

(a)	Rates pursuant to this rate plan continue in effect until a new rate plan is approved by the NYSPSC.

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

CON EDISON ANNUAL REPORT 2018	127

(d)
If at the end of any year, Con Edison’s investments in its non-utility businesses exceed 15 percent of Con Edison’s total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, O&R is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures (see Note S) are not necessary.

(e)	The Joint Proposal recommends that these base rate changes may be implemented with changes of: Yr. 1 - $(5.9) million; Yr. 2 - $1.0 million; and Yr. 3 - $1.0 million.

Footnotes (f) through (j) to this table are the same as footnotes (f) through (j) to the table under “O&R New York - Electric,” above.

128	CON EDISON ANNUAL REPORT 2018

RECO
Effective period	August 2014 – February 2017	March 2017 (a)
Base rate changes	Yr. 1 – $13.0 million	Yr. 1 – $1.7 million
Amortization to income of net regulatory (assets) and liabilities	$0.4 million over three years and $(25.6) million of deferred storm costs over four years	$0.2 million over three years and continuation of $(25.6) million of deferred storm costs over four years which expired on July 31, 2018 (b)
Recoverable energy costs	Current rate recovery of purchased power costs.	Current rate recovery of purchased power costs.
Cost reconciliations	None	None
Average rate base	$172.2 million	Yr. 1 – $178.7 million
Weighted average cost of capital (after-tax)	7.83 percent	7.47 percent
Authorized return on common equity	9.75 percent	9.6 percent
Actual return on common equity	Yr. 1 – 9.2 percent Yr. 2 – 8.7 percent	Yr. 1 – 7.5 percent
Cost of long-term debt	5.89 percent	5.37 percent
Common equity ratio	50 percent	49.7 percent

(a)	Effective until a new rate plan approved by the NJBPU goes into effect.

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
Other Regulatory Matters
In August and November 2017, the NYSPSC issued orders in its proceeding investigating an April 21, 2017 Metropolitan Transportation Authority (MTA) subway power outage. The orders indicated that the investigation determined that the outage was caused by a failure of CECONY’s electricity supply to a subway station, which led to a loss of the subway signals, and that one of the secondary services to the MTA facility had been improperly rerouted and was not properly documented by the company. The orders also indicated that the loss of power to the subway station affected multiple subway lines and caused widespread delays across the subway system. Pursuant to the orders, the company is required to take certain actions, including inspecting, repairing and installing certain electrical equipment that serves the subway system, analyzing power supply and power quality events affecting the MTA’s signaling services, and filing monthly reports with the NYSPSC on all of the company's activities related to the subway system. The company completed the required actions in 2018. Through December 31, 2018, the company incurred costs related to this matter of $260 million. Included in this amount is $31 million in capital and operating and maintenance costs reflected in the company's electric rate plan and $229 million deferred as a regulatory asset pursuant to the rate plan.

In December 2017, the NYSPSC issued an order initiating a proceeding to study the potential effects of the federal Tax Cuts and Jobs Act of 2017 (TCJA) on income tax expense and liabilities of New York State utilities and the regulatory treatment to preserve the resulting benefits for customers. Upon enactment of the TCJA in December 2017, CECONY and O&R re-measured their deferred tax assets and liabilities and accrued net regulatory liabilities for future income taxes of $3,513 million and $161 million, respectively. In 2018, CECONY and O&R accrued additional net regulatory liabilities for future income tax of $49 million and $2 million, respectively (see Note L). Under the rate normalization requirements continued by the TCJA, the "protected" portion of their net regulatory liabilities related to certain accelerated tax depreciation benefits ($2,593 million and $128 million, respectively) is to be amortized over the remaining lives of the related assets. The remainder of the net regulatory liabilities, or "unprotected" portion, ($969 million and $35 million, respectively) is to be amortized as determined by the NYSPSC.

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

CON EDISON ANNUAL REPORT 2018	129

CECONY estimates that its credit of net benefits of the TCJA to its electric, gas and steam customers in 2019 will amount to $259 million, $113 million and $25 million, respectively. CECONY's credit of net benefits to its steam customers in the fourth quarter of 2018 was $6 million. CECONY’s net benefits prior to January 1, 2019 allocable to the company’s electric customers ($307 million) are to be deferred and addressed in its next electric rate proceeding. CECONY’s net benefits prior to January 1, 2019 allocable to the company’s gas customers ($90 million) and net benefits prior to October 1, 2018 allocable to the company’s steam customers ($15 million) are to be amortized over a three-year period. CECONY’s net regulatory liability for future income taxes, including both the protected and unprotected portions, allocable to the company’s electric customers ($2,516 million) is to continue to be deferred until its next electric rate proceeding and the amounts allocable to its gas and steam customers ($841 million and $193 million, respectively) are to be amortized over the remaining lives of the related assets (with the amortization period for the unprotected portion subject to review in its next gas and steam rate proceedings). O&R, under its November 2018 joint proposal for new electric and gas rate plans (which is subject to NYSPSC approval), is to reflect its TCJA net benefits in its electric and gas rates beginning as of January 1, 2019, to amortize its net benefits prior to January 1, 2019 ($22 million) over a three-year period and to amortize the protected portion of its net regulatory liability for future income taxes over the remaining lives of the related assets and the unprotected portion over a fifteen-year period. See "Rate Plans," above.

In 2018, the Utilities deferred as regulatory liabilities estimated net benefits of the TCJA of $434 million.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R.

In January 2018, the NJBPU issued an order initiating a proceeding to consider the TCJA. In June 2018, the NJBPU made permanent its previously approved $2.9 million interim decrease in Rockland Electric Company's (RECO) electric base rates, effective April 1, 2018, and ordered RECO to pay to its customers in July 2018 its approximately $1 million of net benefits of the TCJA for the three-month period ended March 31, 2018 and to begin in July 2018 to refund to its customers the unprotected portion of its net regulatory liability for future income taxes over a three-year period. Also in November 2018, the Federal Energy Regulatory Commission (FERC) issued an order directing RECO to refund $0.6 million to its transmission customers and reducing its annual transmission revenue requirement by an immaterial amount to reflect the TCJA. RECO’s net regulatory liability for future income taxes resulting from its re-measurement of its deferred tax asset and liabilities is $28 million (including $16 million subject to the normalization requirements continued by the TCJA).

In March 2018, Winter Storms Riley and Quinn caused damage to the Utilities’ electric distribution systems and interrupted service to approximately 209,000 CECONY customers, 93,000 O&R customers and 44,000 RECO customers. Through December 31, 2018, CECONY's costs related to March 2018 storms, including Riley and Quinn, amounted to $133 million, including operation and maintenance expenses reflected in its electric rate plan ($15 million), operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan ($83 million), capital expenditures ($29 million) and removal costs ($6 million). O&R and RECO had storm-related costs of $43 million and $17 million, respectively, most of which were deferred as regulatory assets pursuant to their electric rate plans. Recovery of CECONY and O&R storm-related costs is subject to review by the NYSPSC, and recovery of RECO storm-related costs is subject to review by the NJBPU. The NYSPSC is investigating the preparation and response to the storms by CECONY, O&R, and other New York electric utilities, including all aspects of their emergency response plans, and may penalize them. In July 2018, the NJBPU adopted NJBPU staff's recommendations to increase requirements for New Jersey utilities, including RECO, relating to pre-storm preparations, restoration of service and communications and outreach. The Companies are unable to estimate the amount or range of their possible loss in connection with the storms.

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

130	CON EDISON ANNUAL REPORT 2018

electric rate plan, unless and until changed by the NYSPSC, the company will recover all charges incurred associated with the transmission service.
In July 2018, the NYSPSC commenced an investigation into the rupture of a CECONY steam main (see Note H).

CON EDISON ANNUAL REPORT 2018	131

Regulatory Assets and Liabilities
Regulatory assets and liabilities at December 31, 2018 and 2017 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Regulatory assets
Unrecognized pension and other postretirement costs	$2,238	$2,526	$2,111	$2,376
Environmental remediation costs	810	793	716	677
Revenue taxes	291	260	278	248
MTA power reliability deferral	229	50	229	50
Property tax reconciliation	101	51	86	25
Deferred storm costs	76	38	—	—
Pension and other postretirement benefits deferrals	73	79	56	58
Municipal infrastructure support costs	67	56	67	56
System peak reduction and energy efficiency programs	72	14	70	14
Brooklyn Queens demand management program	39	37	39	37
Unamortized loss on reacquired debt	36	37	34	35
Meadowlands heater odorization project	36	18	36	18
Preferred stock redemption	23	24	23	24
Recoverable REV demonstration project costs	20	19	18	17
Deferred derivative losses	17	44	11	37
Gate station upgrade project	17	13	17	13
Indian Point Energy Center program costs	13	29	13	29
Workers’ compensation	5	10	5	10
Recoverable energy costs	3	60	—	52
O&R transition bond charges	2	9	—	—
Surcharge for New York State assessment	—	2	—	2
Other	126	97	114	85
Regulatory assets – noncurrent	4,294	4,266	3,923	3,863
Recoverable energy costs	40	27	35	25
Deferred derivative losses	36	40	29	37
Regulatory assets – current	76	67	64	62
Total Regulatory Assets	$4,370	$4,333	$3,987	$3,925
Regulatory liabilities
Future income tax*	$2,515	$2,545	$2,363	$2,390
Allowance for cost of removal less salvage	928	846	790	719
TCJA net benefits	434	—	411	—
Energy efficiency portfolio standard unencumbered funds	127	127	122	122
Net unbilled revenue deferrals	117	183	117	183
Pension and other postretirement benefit deferrals	62	207	40	181
Property tax refunds	45	44	45	44
Settlement of prudence proceeding	37	66	37	66
Property tax reconciliation	36	107	36	107
Earnings sharing - electric, gas and steam	36	29	27	19
System benefit charge carrying charge	27	12	24	11
Carrying charges on repair allowance and bonus depreciation	21	43	21	42
BQDM and REV Demo reconciliations	18	9	18	9
New York State income tax rate change	17	36	17	35
Settlement of gas proceedings	15	27	15	27
Base rate change deferrals	10	21	10	21
Unrecognized other postretirement costs	7	92	7	92
Net utility plant reconciliations	3	12	1	8
Variable-rate tax-exempt debt - cost rate reconciliation	1	30	1	26
Other	185	141	156	117
Regulatory liabilities – noncurrent	4,641	4,577	4,258	4,219
Revenue decoupling mechanism	53	29	36	21
Refundable energy costs	31	41	8	16
Deferred derivative gains	30	31	29	28
Regulatory liabilities—current	114	101	73	65
Total Regulatory Liabilities	$4,755	$4,678	$4,331	$4,284
* See "Federal Income Tax" in Note A, "Other Regulatory Matters," above, and Note L.

132	CON EDISON ANNUAL REPORT 2018

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
The NYSPSC has authorized CECONY to accrue unbilled electric, gas and steam revenues. CECONY has deferred the net margin on the unbilled revenues for the future benefit of customers by recording a regulatory liability of $117 million and $183 million at December 31, 2018 and 2017, respectively, for the difference between the unbilled revenues and energy cost liabilities.
Note C – Capitalization
Common Stock
At December 31, 2018 and 2017, Con Edison owned all of the issued and outstanding shares of common stock of the Utilities, the Clean Energy Businesses and Con Edison Transmission. CECONY owns 21,976,200 shares of Con Edison stock, which it purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

In November 2018, Con Edison entered into forward sale agreements relating to 14,973,492 shares of its common stock. In December 2018, the company issued 9,324,123 shares for $705 million upon physical settlement of shares subject to the forward sale agreements, to fund, in part, payment of the purchase price for the acquisition by a Con Edison Development subsidiary of Sempra Solar Holdings LLC. See Note U. At December 31, 2018, 5,649,369 shares remain subject to the forward sale agreements. The company expects the remaining shares under the forward sale agreements to settle by December 27, 2019. The company or the forward purchasers may accelerate the forward sale agreements upon the occurrence of certain events. On a settlement date, if the company decides to physically settle, it will issue shares to the forward purchasers at the then-applicable forward sale price. The forward sale price is equal to $75.537 per share subject to adjustment on a daily basis based on a floating interest rate factor less a spread and will be subject to decrease by amounts related to expected dividends. The remaining shares under the forward sale agreements will be physically settled, unless the company elects cash or net share settlement (which it has the right to do, subject to certain conditions, other than in limited circumstances). In the event the company elects to cash settle or net share settle, the settlement amount will be generally related to (1)(a) the market value of the common stock during the unwind period under the forward sale agreement minus (b) the applicable forward sale price; multiplied by (2) the number of shares subject to such cash settlement or net share settlement. If this settlement amount is a negative number, the forward purchasers will pay the company the absolute value of that amount or deliver to the company a number of share having a value equal to the absolute value of such amount. If this settlement amount is a positive number, the company will pay the forward purchasers that amount or deliver to the forward purchasers a number of shares having a value equal to such amount.
Capitalization of Con Edison
The outstanding capitalization for each of the Companies is shown on its Consolidated Statement of Capitalization, and for Con Edison includes outstanding debt of the Utilities and the Clean Energy Businesses.
Dividends

CON EDISON ANNUAL REPORT 2018	133

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
Long-term Debt
Long-term debt maturing in the period 2019-2023 is as follows:

(Millions of Dollars)	Con Edison	CECONY
2019	$650	$475
2020	866	350
2021	1,260	640
2022	413	—
2023	293	—
CECONY has issued $450 million of tax–exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and is subject to tender by bondholders for purchase by the company.
The carrying amounts and fair values of long-term debt at December 31, 2018 and 2017 are:

(Millions of Dollars)	2018		2017
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$18,145	$18,740	$16,029	$18,147
CECONY	$14,151	$14,685	$13,625	$15,163

(a)
Amounts shown are net of unamortized debt expense and unamortized debt discount of $185 million and $139 million for Con Edison and CECONY, respectively, as of December 31, 2018 and $142 million and $121 million for Con Edison and CECONY, respectively, as of December 31, 2017.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at December 31, 2018 are classified as Level 2 (see Note P).
At December 31, 2018 and 2017, long–term debt of Con Edison included $2,076 million and $915 million, respectively, of non-recourse debt secured by the pledge of the applicable renewable energy production projects of the Clean Energy Businesses. As a result of the January 2019 PG&E bankruptcy (see "Long-Lived and Intangible Assets" in Note A), the company may be required to reclassify up to $1,050 million of such project debt to a current liability during the first quarter of 2019. The lenders for the $1,050 million of project debt may, upon written notice, declare principal and interest on the project debt to be due and payable immediately and, if such amounts are not timely paid, foreclose on the related projects. The company is seeking to negotiate agreements with the lenders pursuant to which the lenders would defer exercising these remedies.
At December 31, 2018 and 2017, long-term debt of Con Edison included $2 million and $7 million, respectively, of Transition Bonds issued in 2004 by O&R’s New Jersey utility subsidiary through a special purpose entity.
Significant Debt Covenants
The significant debt covenants under the financing arrangements for the Companies' debentures and Con Edison's notes and February 2019 $825 million, two-year variable-rate term loan include obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other entity unless certain conditions are met. In addition, the notes include a covenant that the company shall continue its utility business in New York City, the term loan includes a covenant that, subject to certain exceptions, the company and its subsidiaries will not mortgage, lien, pledge or otherwise encumber its assets, and the notes and term loan provide that the company shall not permit its ratio of consolidated debt to consolidated total capital to exceed certain amounts (0.675 to 1 for

134	CON EDISON ANNUAL REPORT 2018

the notes and 0.65 for the term loan) and include cross default provisions with respect to the failure by the company or any material subsidiary to make one or more payments in respect of material financial obligations (in excess of an aggregate $100 million of debt for the notes and $150 million of debt or derivative obligations for the term loan, excluding non-recourse debt) of the company (or any of its material subsidiaries, in the case of the notes) and the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $100 million for the notes and $150 million for the term loan, not including non-recourse debt) of the company (or any of its material subsidiaries, in the case of the notes) or enables the holders of such debt to accelerate the maturity thereof. The Companies' debentures have no cross default provisions. The tax–exempt financing arrangements of CECONY are subject to covenants for the debentures discussed above and the covenants discussed below. The Companies were in compliance with their significant debt covenants at December 31, 2018.
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
Note D – Short-Term Borrowing
In December 2016, Con Edison and the Utilities entered into a credit agreement (Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement expires in December 2022. There is a maximum of $2,250 million of credit available. The full amount is available to CECONY and $1,000 million (subject to increase up to $1,500 million) is available to Con Edison, including up to $1,200 million of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement. At December 31, 2018, Con Edison had $1,741 million of commercial paper outstanding, of which $1,192 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2018 was 3.0 percent for both Con Edison and CECONY. At December 31, 2017, Con Edison had $577 million of commercial paper outstanding of which $150 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2017 was 1.8 percent for both Con Edison and CECONY.

At December 31, 2018 and 2017, no loans were outstanding under the Credit Agreement. An immaterial amount of letters of credit were outstanding under the Credit Agreement as of December 31, 2018 and 2017.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default for a company include that company exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2018 this ratio was 0.53 to 1 for Con Edison and 0.54 to 1 for CECONY); that company having liens on its assets in an aggregate amount exceeding five percent of its consolidated total capital, subject to certain exceptions; that company or any of its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than

CON EDISON ANNUAL REPORT 2018	135

non-recourse debt) of that company; the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) of that company or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. The Companies were in compliance with their covenants at December 31, 2018.

In December 2018, Con Edison borrowed $825 million under a 6-month variable-rate term loan to fund, in part, payment of the purchase price for the acquisition by a Con Edison Development subsidiary of Sempra Solar Holdings, LLC. See Note U. The company repaid the 6-month loan in February 2019 with borrowings under a two-year term loan agreement. See Note C.
See Note S for information about short-term borrowing between related parties.
Note E – Pension Benefits
Con Edison maintains a tax-qualified, non-contributory pension plan that covers substantially all employees of CECONY, O&R and Con Edison Transmission and certain employees of the Clean Energy Businesses. The plan is designed to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. Con Edison also maintains additional non–qualified supplemental pension plans.
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for 2018, 2017 and 2016 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2018	2017	2016	2018	2017	2016
Service cost – including administrative expenses	$290	$263	$275	$272	$246	$258
Interest cost on projected benefit obligation	561	591	596	525	554	559
Expected return on plan assets	(1,033)	(968)	(947)	(979)	(917)	(898)
Recognition of net actuarial loss	688	595	596	651	563	565
Recognition of prior service cost/(credit)	(17)	(17)	4	(19)	(19)	2
TOTAL PERIODIC BENEFIT COST	$489	$464	$524	$450	$427	$486
Cost capitalized	(127)	(181)	(214)	(119)	(169)	(203)
Reconciliation to rate level	(92)	(34)	54	(100)	(41)	58
Total expense recognized	$270	$249	$364	$231	$217	$341

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
Funded Status
The funded status at December 31, 2018, 2017 and 2016 was as follows:

136	CON EDISON ANNUAL REPORT 2018

	Con Edison			CECONY
(Millions of Dollars)	2018	2017	2016	2018	2017	2016
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$15,536	$14,095	$14,377	$14,567	$13,203	$13,482
Service cost – excluding administrative expenses	286	259	271	267	241	254
Interest cost on projected benefit obligation	561	591	596	525	554	559
Net actuarial loss/(gain)	(1,219)	1,231	(302)	(1,159)	1,171	(282)
Plan amendments	—	6	(256)	—	—	(259)
Benefits paid	(715)	(646)	(591)	(658)	(602)	(551)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$14,449	$15,536	$14,095	$13,542	$14,567	$13,203
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$14,274	$12,472	$11,759	$13,519	$11,815	$11,141
Actual return on plan assets	(536)	2,041	829	(507)	1,935	787
Employer contributions	473	450	508	434	412	469
Benefits paid	(715)	(646)	(591)	(658)	(602)	(551)
Administrative expenses	(46)	(43)	(33)	(44)	(41)	(31)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$13,450	$14,274	$12,472	$12,744	$13,519	$11,815
FUNDED STATUS	$(999)	$(1,262)	$(1,623)	$(798)	$(1,048)	$(1,388)
Unrecognized net loss	$2,464	$2,760	$3,157	$2,338	$2,624	$2,995
Unrecognized prior service costs	(205)	(223)	(244)	(222)	(242)	(258)
Accumulated benefit obligation	13,030	13,897	12,655	12,161	12,972	11,806
The decrease in the pension liability at Con Edison and CECONY of $263 million and $250 million, respectively, compared with December 31, 2017, was primarily due to a decrease in the plan’s projected benefit obligation as a result of an increase in the discount rate, partially offset by a decrease in plan assets as a result of the actual return on plan assets. For Con Edison, this decrease in pension liability corresponds with a decrease to regulatory assets of $273 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $7 million (net of taxes) for the unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the Clean Energy Businesses, Con Edison Transmission, and RECO.
For CECONY, the decrease in pension liability corresponds with a decrease to regulatory assets of $265 million for unrecognized net losses and unrecognized prior service costs consistent with the accounting rules for regulated operations, and also a credit to OCI of $1 million (net of taxes) for unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with certain employees of the Clean Energy Businesses and Con Edison Transmission who previously worked for CECONY.
A portion of the unrecognized net loss and prior service cost for the pension plan, equal to $512 million and $(17) million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $486 million and $(19) million, respectively, for CECONY.
At December 31, 2018 and 2017, Con Edison’s investments include $326 million and $330 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $301 million. See Note P. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $316 million and $285 million as of December 31, 2018 and $331 million and $297 million as of December 31, 2017, respectively.

CON EDISON ANNUAL REPORT 2018	137

Assumptions
The actuarial assumptions were as follows:

	2018	2017	2016
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.25%	3.70%	4.25%
Rate of compensation increase
CECONY	4.25%	4.25%	4.25%
O&R	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	3.70%	4.25%	4.25%
Expected return on plan assets	7.50%	7.50%	7.80%
Rate of compensation increase
CECONY	4.25%	4.25%	4.25%
O&R	4.00%	4.00%	4.00%
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
Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2019	2020	2021	2022	2023	2024-2028
Con Edison	$707	$726	$740	$755	$772	$4,072
CECONY	658	676	689	703	718	3,795
Expected Contributions
Based on estimates as of December 31, 2018, the Companies expect to make contributions to the pension plans during 2019 of $332 million (of which $301 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans.
Plan Assets
The asset allocations for the pension plan at the end of 2018, 2017 and 2016, and the target allocation for 2019 are as follows:

138	CON EDISON ANNUAL REPORT 2018

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2019	2018	2017	2016
Equity Securities	45% - 55%	51%	58%	58%
Debt Securities	33% - 43%	39%	33%	33%
Real Estate	10% -14%	10%	9%	9%
Total	100%	100%	100%	100%
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
The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2019 reflects the results of such a study conducted in 2018.
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
Assets measured at fair value on a recurring basis are summarized below as defined by the accounting rules for fair value measurements (see Note P).

CON EDISON ANNUAL REPORT 2018	139

The fair values of the pension plan assets at December 31, 2018 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$3,515	$10	$3,525
International Equity (b)	2,896	—	2,896
U.S. Government Issued Debt (c)	—	1,886	1,886
Corporate Bonds Debt (d)	—	2,619	2,619
Structured Assets Debt (e)	—	6	6
Other Fixed Income Debt (f)	—	121	121
Cash and Cash Equivalents (g)	160	556	716
Futures (h)	568	—	568
Total investments within the fair value hierarchy	$7,139	$5,198	$12,337
Investments measured at NAV per share (n)
Private Equity (i)			440
Real Estate (j)			1,310
Hedge Funds (k)			255
Total investments valued using NAV per share			$2,005
Funds for retiree health benefits (l)	(118)	(86)	(204)
Funds for retiree health benefits measured at NAV per share (l)(n)			(33)
Total funds for retiree health benefits			$(237)
Investments (excluding funds for retiree health benefits)	$7,021	$5,112	$14,105
Pending activities (m)			(655)
Total fair value of plan net assets			$13,450

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.

(b)	International Equity includes international equity index funds and actively-managed international equities.

(c)	U.S. Government Issued Debt includes agency and treasury securities.

(d)	Corporate Bonds Debt consists of debt issued by various corporations.

(e)	Structured Assets Debt includes commercial-mortgage-backed securities and collateralized mortgage obligations.

(f)	Other Fixed Income Debt includes municipal bonds, sovereign debt and regional governments.

(g)	Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.

(h)	Futures consist of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.

(i)	Private Equity consists of global equity funds that are not exchange-traded.

(j)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.

(k)	Hedge Funds are within a commingled structure which invests in various hedge fund managers who can invest in all financial instruments.

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

140	CON EDISON ANNUAL REPORT 2018

The fair values of the pension plan assets at December 31, 2017 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$3,872	$28	$3,900
International Equity (b)	4,132	—	4,132
U.S. Government Issued Debt (c)	—	1,786	1,786
Corporate Bonds Debt (d)	—	2,450	2,450
Structured Assets Debt (e)	—	3	3
Other Fixed Income Debt (f)	—	125	125
Cash and Cash Equivalents (g)	124	352	476
Futures (h)	308	—	308
Total investments within the fair value hierarchy	$8,436	$4,744	$13,180
Investments measured at NAV per share (n)
Private Equity (i)			336
Real Estate (j)			1,214
Hedge Funds (k)			251
Total investments valued using NAV per share			$1,801
Funds for retiree health benefits (l)	(168)	(94)	(262)
Funds for retiree health benefits measured at NAV per share (l)(n)			(36)
Total funds for retiree health benefits			$(298)
Investments (excluding funds for retiree health benefits)	$8,268	$4,650	$14,683
Pending activities (m)			(409)
Total fair value of plan net assets			$14,274
(a) - (n) Reference is made to footnotes (a) through (n) in the above table of pension plan assets at December 31, 2018 by asset category.
The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
Con Edison	$45	$40	$36
CECONY	39	35	32
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
Total Periodic Benefit Cost
The components of the Companies’ total periodic postretirement benefit costs for 2018, 2017 and 2016 were as follows:

CON EDISON ANNUAL REPORT 2018	141

	Con Edison			CECONY
(Millions of Dollars)	2018	2017	2016	2018	2017	2016
Service cost	$20	$20	$18	$14	$13	$13
Interest cost on accumulated other postretirement benefit obligation	42	46	48	34	38	40
Expected return on plan assets	(73)	(69)	(77)	(63)	(61)	(67)
Recognition of net actuarial loss/(gain)	8	2	5	3	(3)	3
Recognition of prior service cost/(credit)	(6)	(17)	(20)	(2)	(11)	(14)
TOTAL PERIODIC POSTRETIREMENT BENEFIT COST/(CREDIT)	$(9)	$(18)	$(26)	$(14)	$(24)	$(25)
Cost capitalized	(8)	8	11	(6)	10	10
Reconciliation to rate level	8	(4)	22	9	(2)	22
Total expense/(credit) recognized	$(9)	$(14)	$7	$(11)	$(16)	$7

For information about the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” see Note E.
Funded Status
The funded status of the programs at December 31, 2018, 2017 and 2016 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2018	2017	2016	2018	2017	2016
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,219	$1,198	$1,287	$985	$1,007	$1,093
Service cost	20	20	18	14	13	13
Interest cost on accumulated postretirement benefit obligation	42	46	48	34	38	40
Net actuarial loss/(gain)	(70)	53	(57)	(32)	16	(52)
Benefits paid and administrative expenses, net of subsidies	(135)	(134)	(134)	(125)	(124)	(122)
Participant contributions	38	36	36	37	35	35
BENEFIT OBLIGATION AT END OF YEAR	$1,114	$1,219	$1,198	$913	$985	$1,007
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$1,039	$975	$994	$893	$851	$870
Actual return on plan assets	(66)	150	60	(54)	130	52
Employer contributions	6	17	7	6	8	7
Employer group waiver plan subsidies	34	34	35	32	30	33
Participant contributions	37	35	36	37	35	35
Benefits paid	(165)	(172)	(157)	(155)	(161)	(146)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$885	$1,039	$975	$759	$893	$851
FUNDED STATUS	$(229)	$(180)	$(223)	$(154)	$(92)	$(156)
Unrecognized net loss/(gain)	$14	$(47)	$(24)	$(2)	$(85)	$(42)
Unrecognized prior service costs	(8)	(14)	(31)	(5)	(7)	(18)
The increase in the other postretirement benefits liability at Con Edison and CECONY of $49 million and $62 million, respectively, compared with December 31, 2017, was primarily due to a decrease in plan assets as a result of the actual return on plan assets, partially offset by a decrease in the plans' projected benefit obligation as a result of an increase in the discount rate. For Con Edison, this increased liability corresponds with a decrease to regulatory liabilities of $70 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $4 million (net of taxes) for the unrecognized net losses and a debit to OCI of $1 million (net of taxes) for the unrecognized prior service costs associated with the Clean Energy Businesses, Con Edison Transmission, and RECO.

142	CON EDISON ANNUAL REPORT 2018

For CECONY, the increase in liability corresponds with a decrease to regulatory liabilities of $85 million for unrecognized net losses and unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations, and also a credit to OCI of $1 million (net of taxes) for the unrecognized net losses and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with certain employees of the Clean Energy Businesses and Con Edison Transmission who previously worked for CECONY.
A portion of the unrecognized net losses and prior service costs for the other postretirement benefits, equal to $(7) million and $(2) million, respectively, will be recognized from accumulated OCI and the regulatory liability into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $(10) million and $(2) million, respectively, for CECONY.
Assumptions
The actuarial assumptions were as follows:

	2018	2017	2016
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	4.15%	3.55%	4.00%
O&R	4.30%	3.70%	4.20%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate
CECONY	3.55%	4.00%	4.05%
O&R	3.70%	4.20%	4.20%
Expected Return on Plan Assets	7.50%	7.50%	7.00%
Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies and the assumed discount rate.
The health care cost trend rate used to determine net periodic benefit cost for the year ended December 31, 2018 was 5.60 percent, which is assumed to decrease gradually to 4.50 percent by 2024 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as of December 31, 2018 was 5.40 percent, which is assumed to decrease gradually to 4.50 percent by 2024 and remain at that level thereafter.
A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2018:

	Con Edison		CECONY
	1-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$9	$11	$(18)	$31
Effect on service cost and interest cost components for 2018	2	(1)	(1)	1

Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies:

(Millions of Dollars)	2019	2020	2021	2022	2023	2024-2028
Con Edison	$80	$78	$76	$75	$74	$359
CECONY	70	67	65	64	63	302

CON EDISON ANNUAL REPORT 2018	143

Expected Contributions
Based on estimates as of December 31, 2018, Con Edison and CECONY expect to make a contribution of $10 million (of which $8 million is to be made by CECONY) to the other postretirement benefit plans in 2019. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.
Plan Assets
The asset allocations for CECONY’s other postretirement benefit plans at the end of 2018, 2017 and 2016, and the target allocation for 2019 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2019	2018	2017	2016
Equity Securities	42%-80%	52%	60%	60%
Debt Securities	20%-58%	48%	40%	40%
Total	100%	100%	100%	100%
Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.
Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.
The fair values of the plans' assets at December 31, 2018 by asset category as defined by the accounting rules for fair value measurements (see Note P) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$322	$322
Other Fixed Income Debt (b)	—	289	289
Cash and Cash Equivalents (c)	—	14	14
Total investments	$—	$625	$625
Funds for retiree health benefits (d)	118	86	204
Investments (including funds for retiree health benefits)	$118	$711	$829
Funds for retiree health benefits measured at net asset value (d)(e)			33
Pending activities (f)			23
Total fair value of plan net assets			$885

(a)	Equity includes a passively managed commingled index fund benchmarked to the MSCI All Country World Index.

(b)
Other Fixed Income Debt includes a passively managed commingled index fund benchmarked to the Bloomberg Barclays U.S. Long Credit Index and an active separately managed fund indexed to the Bloomberg Barclays U.S. Long Credit Index.

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

(f)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year end.

144	CON EDISON ANNUAL REPORT 2018

The fair values of the plans' assets at December 31, 2017 by asset category (see Note P) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$420	$420
Other Fixed Income Debt (b)	—	286	286
Cash and Cash Equivalents (c)	—	16	16
Total investments	$—	$722	$722
Funds for retiree health benefits (d)	168	94	262
Investments (including funds for retiree health benefits)	$168	$816	$984
Funds for retiree health benefits measured at net asset value (d)(e)			36
Pending activities (f)			19
Total fair value of plan net assets			$1,039
(a) - (f) Reference is made to footnotes (a) through (f) in the above table of other postretirement benefit plan assets at December 31, 2018 by asset category.
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
The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2018 and 2017 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Accrued Liabilities:
Manufactured gas plant sites	$689	$651	$603	$551
Other Superfund Sites	90	86	90	86
Total	$779	$737	$693	$637
Regulatory assets	$810	$793	$716	$677
Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. However, for some of the sites, the extent and associated cost of the required remediation has not yet been determined. As investigations progress and information pertaining to the required remediation becomes available,

CON EDISON ANNUAL REPORT 2018	145

the Utilities expect that additional liability may be accrued, the amount of which is not presently determinable but may be material. The Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) prudently incurred site investigation and remediation costs.
Environmental remediation costs incurred related to Superfund Sites at December 31, 2018 and 2017 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Remediation costs incurred	$25	$24	$18	$19
Insurance and other third party recoveries received by Con Edison or CECONY were immaterial in 2018 and 2017.
Con Edison and CECONY estimate that in 2019 they will incur costs for remediation of approximately $28 million and $21 million, respectively. The Companies are unable to estimate the time period over which the remaining accrued liability will be incurred because, among other things, the required remediation has not been determined for some of the sites.
In 2018, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $2.8 billion and $2.6 billion, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At December 31, 2018, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2018 and 2017 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$79	$84	$75	$80
Regulatory assets – workers’ compensation	$5	$10	$5	$10

146	CON EDISON ANNUAL REPORT 2018

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At December 31, 2018, the company had not accrued a liability for damages related to the incident.

Manhattan Steam Main Rupture
In July 2018, a CECONY steam main located on Fifth Avenue and 21st Street in Manhattan ruptured. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of buildings and streets for various periods. The NYSPSC has commenced an investigation. As of December 31, 2018, with respect to the incident, the company incurred estimated operating costs of $14 million for property damage, clean-up and other response costs and invested $8 million in capital and retirement costs. The company has notified its insurers of the incident and believes that the policies currently in force will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages to others in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At December 31, 2018, the company had not accrued a liability related to the incident.
Other Contingencies
For information about the PG&E bankruptcy, see "Long-Lived and Intangible Assets" in Note A. Also, for additional contingencies, see “Other Regulatory Matters” in Note B and "Uncertain Tax Positions" in Note L.
Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements totaled $2,439 million and $2,073 million at December 31, 2018 and 2017, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these other agreements at December 31, 2018 is as follows:

CON EDISON ANNUAL REPORT 2018	147

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$742	$404	$—	$1,146
Energy transactions	462	20	201	683
Renewable electric production projects	137	—	403	540
Other	70	—	—	70
Total	$1,411	$424	$604	$2,439
Con Edison Transmission – Con Edison has guaranteed payment by CET Electric of the contributions CET Electric agreed to make to New York Transco LLC (NY Transco). CET Electric acquired a 45.7 percent interest in NY Transco when it was formed in 2014. In May 2016, the transmission owners transferred certain projects to NY Transco, for which CET Electric made its required contributions. NY Transco has proposed other transmission projects in the New York Independent System Operator's competitive bidding process. These other projects are subject to certain authorizations from the NYSPSC, the FERC and, as applicable, other federal, state and local agencies. Guarantee amount shown is for the maximum possible required amount of CET Electric's contributions for these other projects as calculated based on the assumptions that the projects are completed at 175 percent of their estimated costs and NY Transco does not use any debt financing for the projects. Guarantee term shown is assumed as the selection of the projects and resulting timing of the contributions is not certain. Also included within the table above are guarantees for $124 million from Con Edison on behalf of CET Gas in relation to Mountain Valley Pipeline (MVP), LLC, a company developing a proposed gas transmission project in West Virginia and Virginia. See Note U.
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
Renewable Electric Production Projects – Con Edison, Con Edison Development and Con Edison Solutions guarantee payments on behalf of their wholly-owned subsidiaries associated with their investment in, or development for others of, solar and wind energy facilities. See Note U.
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
The future capacity and other fixed payments under the electricity purchase agreements are estimated to be as follows:

(Millions of Dollars)	2019	2020	2021	2022	2023	All Years Thereafter
Con Edison	$206	$117	$65	$54	$55	$601
CECONY	202	113	64	54	55	601
For energy delivered under most of the electricity purchase agreements, CECONY is obligated to pay variable prices. The company’s payments under its agreements for capacity, energy and other fixed payments in 2018, 2017 and 2016 were as follows:

148	CON EDISON ANNUAL REPORT 2018

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
Indian Point (a)	$6	$211	$203
Linden Cogeneration (b)	—	114	304
Astoria Energy (c)	—	—	50
Astoria Generating Company (d)	179	92	16
Brooklyn Navy Yard (e)	124	117	119
Cogen Technologies	9	18	—
Total	$318	$552	$692
(a) Contract term ended in 2018.
(b) Contract term ended in 2017.
(c) Contract term ended in 2016.
(d) Capacity purchase agreements with terms ending in 2019, 2020 and 2021.
(e) Contract for plant output, which started in 1996 and ends in 2036.

Note J – Leases
Con Edison’s subsidiaries lease electric transmission facilities, gas distribution facilities, land, office buildings and equipment. In accordance with the accounting rules for leases, these leases are classified as either capital leases or operating leases. Most of the operating leases provide the option to renew at the fair rental value for future periods.
Capital leases: For ratemaking purposes capital leases are treated as operating leases; therefore, in accordance with the accounting rules for regulated operations, the amortization of the leased asset is based on the rental payments recovered from customers. The following assets under capital leases are included in the Companies’ consolidated balance sheets at December 31, 2018 and 2017:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
UTILITY PLANT
Common	$1	$2	$1	$1
The accumulated amortization of the capital leases for Con Edison and CECONY was $4 million and $2 million, respectively, at December 31, 2018, and $3 million and $2 million, respectively, at December 31, 2017.
Operating leases: The future minimum lease commitments under the Companies’ operating lease agreements that are not cancellable by the Companies are as follows:

(Millions of Dollars)	Con Edison	CECONY
2019	$72	$56
2020	72	56
2021	71	54
2022	68	53
2023	68	53
All years thereafter	890	592
Total	$1,241	$864
Substantially all of the amounts shown in the above table for CECONY are estimated amounts payable under CECONY’s revocable consent agreement with New York City for the use of streets and public places for installation and operation of transformers and associated vaults and equipment. Under the agreement, payments by CECONY increase 2.18 percent annually and are subject to decrease if CECONY’s transformer installations decrease by ½ of 1 percent or more from the prior year.
For information about changes to the accounting rules for leases adopted by the Companies in January 2019, see Note T.

CON EDISON ANNUAL REPORT 2018	149

Note K – Goodwill
In 2018 and 2017, Con Edison elected to perform the optional qualitative assessment for goodwill related to the 1999 O&R merger and the gas storage company, and the first step of the quantitative test for the residential solar company. In 2018 and 2017, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of goodwill were allocated to CECONY and O&R, respectively. In 2018 and 2017, Con Edison completed impairment tests for goodwill of $8 million related to a gas storage company acquired by CET Gas from Con Edison Development and determined that it was not impaired. In 2016, Con Edison completed impairment tests for goodwill of $15 million related to two energy services companies owned by the Clean Energy Businesses and determined that goodwill was impaired and, upon calculating the implied fair value of goodwill using fair values based primarily on discounted cash flows, recorded a corresponding impairment charge of $15 million ($12 million, net of tax). In 2018 and 2017, Con Edison determined that goodwill of $14 million related to the residential solar company acquired by the Clean Energy Businesses in 2016 was not impaired. In 2018 the Clean Energy Businesses acquired a battery storage company and recorded $12 million of goodwill as part of the purchase price allocation. Estimates of future cash flows, projected growth rates, and discount rates inherent in the cash flow estimates for Con Edison subsidiaries other than the Utilities may vary significantly from actual results, which could result in a future impairment of goodwill.

Note L – Income Tax
The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2018	2017	2016	2018	2017	2016
State
Current	$(10)	$(2)	$(42)	$6	$37	$(1)
Deferred	107	103	188	82	75	114
Federal
Current	3	(11)	(43)	(34)	73	59
Deferred	310	391	604	275	504	435
Amortization of investment tax credits	(9)	(9)	(9)	(3)	(4)	(4)
Total income tax expense	$401	$472	$698	$326	$685	$603

150	CON EDISON ANNUAL REPORT 2018

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Deferred tax liabilities:
Property basis differences	$7,402	$6,555	$6,446	$5,968
Regulatory assets:
Unrecognized pension and other postretirement costs	627	697	591	656
Environmental remediation costs	227	219	200	187
Deferred storm costs	21	11	—	—
Other regulatory assets	273	269	252	241
Equity investments	102	263	—	—
Total deferred tax liabilities	$8,652	$8,014	$7,489	$7,052
Deferred tax assets:
Accrued pension and other postretirement costs	$248	$264	$180	$187
Regulatory liabilities:
Future income tax	702	698	662	660
Other regulatory liabilities	632	593	554	524
Superfund and other environmental costs	218	203	194	176
Asset retirement obligations	114	86	82	79
Loss carryforwards	229	95	—	—
Tax credits carryforward	817	658	—	—
Valuation allowance	(33)	(33)	—	—
Other	53	112	102	148
Total deferred tax assets	2,980	2,676	1,774	1,774
Net deferred tax liabilities	$5,672	$5,338	$5,715	$5,278
Unamortized investment tax credits	148	157	24	28
Net deferred tax liabilities and unamortized investment tax credits	$5,820	$5,495	$5,739	$5,306

The TCJA includes significant changes affecting the taxation of regulated public utilities, such as CECONY and O&R, and Con Edison’s other businesses. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA reduced the corporate federal income tax rate from 35 percent to 21 percent. The TCJA provisions related to regulated public utilities generally allow for the continued deductibility of interest expense, do not allow for full expensing of certain property acquired after September 27, 2017, and continue certain rate normalization requirements for the tax benefit of accelerated depreciation. For most non-utility businesses, TCJA provides for full expensing of property acquired after September 27, 2017 and limits a deduction for interest expense to 30 percent of adjusted taxable income (which resembles earnings before interest, taxes, depreciation and amortization or “EBITDA”).

In accordance with the accounting rules for income taxes (see “Federal Income Tax” in Note A), the tax effects of changes in tax laws are to be recognized in the period in which the law is enacted and deferred tax assets and liabilities are to be re-measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. For CECONY and O&R, in accordance with their New York rate plans and the accounting rules for regulated operations the change in deferred taxes was recorded as either an offset to a regulatory asset or a regulatory liability. See “Rate Plans” in Note B. For Con Edison’s other businesses, the change in deferred taxes was reflected as a decrease in income tax expense, which increased Con Edison's net income.

Upon enactment of the TCJA in December 2017, the Companies re-measured their deferred tax assets and liabilities based upon the TCJA’s 21 percent corporate federal income tax rate. As a result, Con Edison, decreased its net deferred tax liabilities by $5,312 million (including $4,781 million for CECONY), recognized $259 million in net income, decreased its regulatory asset for future income tax by $1,250 million (including $1,182 million for CECONY), decreased the regulatory asset for revenue taxes by $90 million (including $86 million for CECONY), and accrued a regulatory liability for future income tax of $3,713 million (including $3,513 million for CECONY). Since the Companies are in a net regulatory liability position with respect to these income tax matters, the

CON EDISON ANNUAL REPORT 2018	151

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

At December 31, 2017, the Companies recorded provisional income tax amounts in its accounting for certain effects of the provisions of the TCJA as allowed under SEC Staff Accounting Bulletin 118 (SAB 118). SAB 118 allowed a one year period for companies to finalize the provisional amounts recorded as of December 31, 2017. In August 2018, the Internal Revenue Service (IRS) and U.S. Department of Treasury issued proposed regulations that clarified provisions in the TCJA on the allowance for additional first-year depreciation for qualified property of regulated public utilities placed in service in the fourth quarter of 2017. Under this guidance, which Con Edison elected to adopt, the Utilities deducted $477 million in additional depreciation in Con Edison’s 2017 federal income tax return. The additional depreciation increased Con Edison’s 2017 federal net operating loss (NOL) carryover to $563 million (CECONY’s 2017 federal NOL carryover of $153 million was applied in full to CECONY's 2018 tax liability), which required a re-measurement of deferred tax assets and liabilities associated with the filing of its 2017 federal income tax return. As a result, Con Edison decreased its net deferred tax liabilities by $13 million (including $50 million for CECONY), recognized $42 million in income tax expense at the parent company related to re-measuring the 2017 federal NOL carryover to 2018, decreased the regulatory asset for revenue taxes by $1 million (entirely attributable to CECONY) and accrued a regulatory liability for future income tax of $54 million (including $49 million for CECONY). The Companies completed their assessment in the fourth quarter of 2018 and no further adjustments to the provisional amounts were recorded.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2018	2017	2016	2018	2017	2016
STATUTORY TAX RATE
Federal	21%	35%	35%	21%	35%	35%
Changes in computed taxes resulting from:
State income tax	4	4	4	5	4	4
Cost of removal	1	1	(1)	1	1	(1)
Other plant-related items	(1)	(1)	—	(1)	(1)	(1)
TCJA deferred tax re-measurement	2	(13)	—	—	—	—
Amortization of excess deferred federal income taxes	(3)	—	—	(3)	—	—
Renewable energy credits	(1)	(1)	(1)	—	—	—
Research and development credits	—	—	(1)	(1)	—	(1)
Other	—	(2)	—	(1)	(1)	—
Effective tax rate	23%	23%	36%	21%	38%	36%

CECONY and O&R deferred as regulatory liabilities their estimated net benefits under the TCJA for the year ended December 31, 2018. RECO deferred as a regulatory liability its estimated net benefits under the TCJA for the three months ended March 31, 2018. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes the utilities collected from customers that will not be paid to the IRS under the TCJA. See “Other Regulatory Matters” in Note B.

Con Edison has a federal net operating loss carryover of approximately $711 million, due primarily to accelerated depreciation (including bonus depreciation). The 2017 federal net operating loss carryover of $520 million will expire, if unused, in 2037 and the 2018 federal net operating loss carryover of $191 million can be carried forward indefinitely. Con Edison has $817 million in general business tax credit carryovers (primarily renewable energy tax credits), which if unused will begin to expire in 2032. A deferred tax asset for these tax attribute carryforwards was

152	CON EDISON ANNUAL REPORT 2018

recorded, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized.

For New York State income tax purposes, Con Edison had a net operating loss of $97 million from 2017, primarily as a result of accelerated tax deductions on renewable energy projects. This loss was carried back to 2015 and will result in recovery of $9 million of income tax. In 2018, Con Edison had a New York State net operating loss of approximately $398 million, primarily as a result of accelerated tax deductions on renewable energy projects. Con Edison expects to carry back approximately $99 million of its 2018 net operating loss to 2015 and 2016, which will result in recovery of $9 million of income tax. The remaining 2018 New York State net operating loss of $299 million will be carried forward to future years. A deferred tax asset has been recognized for this New York State net operating loss that will expire, if unused, in 2038. A valuation allowance has not been provided; as it is more likely than not that the deferred tax asset will be realized.

Charitable contributions carryforward of $5 million, $5 million, $7 million and $5 million for 2015, 2016, 2017 and 2018, respectively, will expire in 2020, 2021, 2022 and 2023, respectively. The carryforwards were recorded as a deferred tax asset, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized. In addition, a $12 million valuation allowance for New York City net operating loss carryforward and a $21 million valuation allowance for state net operating losses carryforward has been provided; as it is not more likely than not that the deferred tax asset will be realized.

The Protecting Americans from Tax Hikes Act of 2015 extended bonus depreciation for property acquired and placed in service during 2015 through 2019. The bonus depreciation percentage is 50 percent for property placed in service during 2015, 2016 and 2017 and phases down to 40 percent in 2018, and 30 percent in 2019. Since Con Edison meets the de minimis exception set forth in the proposed Treasury regulations to qualify as a utility company for the consolidated group, the TCJA does not allow bonus depreciation for property acquired and placed in service by the Companies after December 31, 2017 (excluding the transition rules for incurred property costs prior to September 28, 2017 and subsequently placed in service in 2018 or 2019).

In August 2018, the Federal government issued proposed regulations providing guidance on provisions in the TCJA allowing for full expensing of qualified plant additions. These proposed regulations, which Con Edison adopted, allows Con Edison’s utilities a full expense tax deduction for plant additions in the fourth quarter of 2017, and the Utilities continue additional first year depreciation transition rules for plant additions placed in service in tax years beginning in 2018, under long-term construction contracts entered into before September 28, 2017. The impact on the Utilities of these regulations is discussed above.

In November 2018, the Federal government issued, and Con Edison adopted, proposed regulations providing guidance on the tax deductibility of interest expense under the TCJA. The proposed regulations provide guidance on the treatment of consolidated interest expense. The regulations provide a safe harbor test that if at least 90% of consolidated plant assets consist of utility property, the entire consolidated group will be treated as a regulated public utility, and all of the consolidated group’s interest expense will be currently tax deductible. Qualifying consolidated groups would not be entitled to the full expensing provisions in the TCJA noted above. This safe harbor test must be met for each year in order to achieve a current tax deduction for consolidated interest expense. The safe harbor rules do not apply to partnerships in which Con Edison and its subsidiaries are a partner. Con Edison qualified for the safe harbor treatment in 2018.
Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

CON EDISON ANNUAL REPORT 2018	153

	Con Edison			CECONY
(Millions of Dollars)	2018	2017	2016	2018	2017	2016
Balance at January 1,	$12	$42	$34	$5	$21	$2
Additions based on tax positions related to the current year	2	1	2	2	1	2
Additions based on tax positions of prior years	1	1	19	1	1	19
Reductions for tax positions of prior years	(2)	(24)	(13)	(1)	(18)	(2)
Reductions from expiration of statute of limitations	(4)	(2)	—	—	—	—
Settlements	(3)	(6)	—	(3)	—	—
Balance at December 31,	$6	$12	$42	$4	$5	$21

In 2018, Con Edison reached a settlement with the IRS on tax years 2012 through 2016 and certain state statute of limitations expired which resulted in Con Edison reversing $9 million in uncertain tax positions. Of this amount, $6 million reduced Con Edison’s effective tax rate. The amount related to CECONY was $4 million, of which $1 million reduced CECONY’s effective tax rate. Current and prior year additions in 2018 are for tax credits.
As of December 31, 2018, Con Edison reasonably expects to resolve within the next twelve months approximately $4 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations and resolution of state refund claims, of which the entire amount, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $2 million, of which the entire amount, if recognized, would reduce CECONY’s effective tax rate.
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2018, 2017 and 2016, the Companies recognized an immaterial amount of interest and no penalties for uncertain tax positions in their consolidated income statements. At December 31, 2018 and 2017, the Companies reflected an immaterial amount of interest and no penalties in their consolidated balance sheets.
At December 31, 2018, the total amount of unrecognized tax benefits that, if recognized, would reduce the Companies’ effective tax rate is $6 million with $4 million attributable to CECONY.
Federal tax returns for 2017 remain under examination. State income tax returns remain open for examination in New York for tax years 2010 through 2017 and in New Jersey for tax years 2008 through 2017.
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
Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased in the open market. The shares used during the year ended December 31, 2018 were new shares. The Companies intend to use new shares to fulfill their stock-based compensation obligations for 2019.
The Companies recognized stock-based compensation expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the years ended December 31, 2018, 2017 and 2016:

154	CON EDISON ANNUAL REPORT 2018

	Con Edison			CECONY
(Millions of Dollars)	2018	2017	2016	2018	2017	2016
Performance-based restricted stock	$3	$53	$42	$3	$45	$36
Time-based restricted stock	2	2	2	1	2	2
Non-employee director deferred stock compensation	3	2	2	3	2	2
Stock purchase plan	6	6	4	6	6	4
Total	$14	$63	$50	$13	$55	$44
Income tax benefit	$4	$25	$20	$4	$22	$18
Stock Options
The Companies last granted stock options in 2006. The stock options generally vested over a three-year period and had a term of 10 years. Options were granted at an exercise price equal to the fair market value of a common share when the option was granted. The Companies generally recognized compensation expense (based on the fair value of stock option awards) over the vesting period. At December 31, 2018 and 2017, there were no outstanding options and no options were exercised.
The income tax benefit Con Edison realized from stock options exercised in the year ended December 31, 2016 was $1 million.
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

	2018	2017	2016
Risk-free interest rate (a)	2.48% - 2.63%	1.76% - 1.89%	0.85% - 1.20%
Expected term (b)	3 years	3 years	3 years
Expected share price volatility (c)	14.76% - 17.71%	11.01% - 14.70%	17.72% - 18.22%

(a)	The risk-free rate is based on the U.S. Treasury zero-coupon yield curve.

(b)	The expected term of the Performance RSUs equals the vesting period. The Companies do not expect significant forfeitures to occur.

(c)	Based on historical experience.
A summary of changes in the status of the Performance RSUs’ TSR and non-TSR portions during the year ended December 31, 2018 is as follows:

CON EDISON ANNUAL REPORT 2018	155

	Con Edison			CECONY
		Weighted Average Grant Date Fair Value (a)			Weighted Average Grant Date Fair Value (a)
	Units	TSR Portion (b)	Non-TSR Portion (c)	Units	TSR Portion (b)	Non-TSR Portion (c)
Non-vested at December 31, 2017	1,028,932	$71.74	$70.11	784,166	$71.06	$70.08
Granted	328,850	67.26	76.37	247,532	66.79	76.48
Vested	(327,069)	57.77	63.27	(261,167)	57.37	63.18
Forfeited	(24,877)	72.22	74.97	(20,877)	71.76	75.14
Transferred (d)	—	—	—	12,252	78.47	72.71
Non-vested at December 31, 2018	1,005,836	$74.81	$74.27	761,906	$74.47	$74.42

(a)	The TSR and non-TSR Portions each account for 50 percent of the awards’ value.

(b)	Fair value is determined using the Monte Carlo simulation described above. Weighted average grant date fair value does not reflect any accrual or payment of dividends prior to vesting.

(c)
Fair value is determined using the market price of one share of Con Edison common stock on the grant date. The market price has not been discounted to reflect that dividends do not accrue and are not payable on Performance RSUs until vesting.

(d)	Represents allocation to another Con Edison subsidiary of a portion of the Performance RSUs that had been awarded to a CECONY officer who transferred to another subsidiary.
The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding at December 31, 2018 is $21 million, including $18 million for CECONY, and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY. Con Edison and CECONY paid cash of $29 million and $28 million in 2018, $22 million and $21 million in 2017, and $21 million and $20 million in 2016, respectively, to settle vested Performance RSUs.
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
A summary of changes in the status of time-based awards during the year ended December 31, 2018 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	64,870	$71.93	61,420	$71.93
Granted	23,000	77.94	21,400	77.94
Vested	(20,523)	61.03	(19,473)	61.03
Forfeited	(2,167)	73.93	(1,967)	73.97
Non-vested at December 31, 2018	65,180	$77.42	61,380	$77.42
The total expense to be recognized by Con Edison in future periods for unvested time-based awards outstanding at December 31, 2018 for Con Edison and CECONY was $2 million and is expected to be recognized over a weighted average period of one year. Con Edison and CECONY paid cash of $1 million in 2018, 2017 and 2016, to settle vested time-based awards.
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

156	CON EDISON ANNUAL REPORT 2018

immediately preceding the date of issue. In the year ended December 31, 2018, approximately 33,100 units were issued at a weighted average grant date price of $76.08.
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
Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2018, 2017 and 2016, 786,385, 719,125 and 720,268 shares were purchased under the Stock Purchase Plan at a weighted average price of $78.27, $79.57 and $72.67 per share, respectively.
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
The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2018 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$7,971	$16	$984	$1,799	$(110)	$519	$233	$31,012	$1,861
Gas	2,078	7	205	478	(23)	131	87	9,710	1,050
Steam	631	75	87	77	(10)	39	8	2,386	94
Consolidation adjustments	—	(98)	—	—	—	—	—	—	—
Total CECONY	$10,680	$—	$1,276	$2,354	($143)	$689	$328	$43,108	$3,005
O&R
Electric	$642	$—	$56	$93	$(14)	$25	$14	$2,036	$138
Gas	249	—	21	39	(5)	14	7	856	67
Other	—	—	—	—	—	—	—	—	—
Total O&R	$891	$—	$77	$132	$(19)	$39	$21	$2,892	$205
Clean Energy Businesses	$763	$—	$85	$194	$33	$63	$19	$5,821	$1,791
Con Edison Transmission	4	—	1	(7)	91	20	(1)	1,425	248
Other (b)	(1)	—	(1)	(9)	(24)	8	39	674	—
Total Con Edison	$12,337	$—	$1,438	$2,664	$(62)	$819	$406	$53,920	$5,249

CON EDISON ANNUAL REPORT 2018	157

As of and for the Year Ended December 31, 2017 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$7,972	$16	$925	$1,974	$(105)	$472	$511	$29,661	$1,905
Gas	1,901	6	185	495	(23)	113	152	8,387	909
Steam	595	75	85	80	(9)	38	25	2,403	90
Consolidation adjustments	—	(97)	—	—	—	—	—	—	—
Total CECONY	$10,468	$—	$1,195	$2,549	$(137)	$623	$688	$40,451	$2,904
O&R
Electric	$642	$—	$51	$115	$(14)	$24	$30	$1,949	$128
Gas	232	—	20	46	(5)	12	12	824	61
Other	—	—	—	—	—	—	—	—	—
Total O&R	$874	$—	$71	$161	$(19)	$36	$42	$2,773	$189
Clean Energy Businesses	$694	$—	$74	$69	$33	$43	$(273)	$2,735	$447
Con Edison Transmission	2	—	1	(8)	80	16	(11)	1,222	66
Other (b)	(5)	—	—	3	(5)	11	13	930	—
Total Con Edison	$12,033	$—	$1,341	$2,774	$(48)	$729	$459	$48,111	$3,606

As of and for the Year Ended December 31, 2016 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$8,106	$17	$865	$1,996	$(147)	$459	$495	$30,708	$1,819
Gas	1,508	6	159	387	(31)	105	92	7,553	811
Steam	551	88	82	68	(11)	39	30	2,595	126
Consolidation adjustments	—	(111)	—	—	—	—	—	—	—
Total CECONY	$10,165	$—	$1,106	$2,451	$(189)	$603	$617	$40,856	$2,756
O&R
Electric	$637	$—	$49	$107	$(11)	$24	$30	$1,949	$114
Gas	184	—	18	39	(4)	12	10	809	52
Other	—	—	—	—	—	—	—	—	—
Total O&R	$821	$—	$67	$146	$(15)	$36	$40	$2,758	$166
Clean Energy Businesses	$1,091	$7	$42	$183	$21	$34	$53	$2,551	$1,235
Con Edison Transmission	—	—	—	(3)	43	6	—	1,150	1,078
Other (b)	(2)	(7)	1	3	(1)	17	4	940	—
Total Con Edison	$12,075	$—	$1,216	$2,780	$(141)	$696	$714	$48,255	$5,235

(a)
For Con Edison, the income tax expense/(benefit) on non-operating income was $(5) million, $13 million and $(16) million in 2018, 2017 and 2016, respectively. For CECONY, the income tax expense/(benefit) on non-operating income was $(2) million, $(3) million and $(14) million in 2018, 2017 and 2016, respectively. At December 31, 2017, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, Con Edison, decreased its federal income tax expense by $259 million ($269 million, $11 million and $(21) million, respectively, for the Clean Energy Businesses, Con Edison Transmission and the parent company). See “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

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

158	CON EDISON ANNUAL REPORT 2018

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at December 31, 2018 and 2017 were:

(Millions of Dollars)	2018				2017
Balance Sheet Location	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)		Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$43	$(14)	$29	(b)	$83	$(51)	$32	(b)
Noncurrent	14	(7)	7	(c)	10	(4)	6
Total fair value of derivative assets	$57	$(21)	$36	(b)(c)	$93	$(55)	$38
Fair value of derivative liabilities
Current	$(61)	$11	$(50)		$(67)	$50	$(17)
Noncurrent	(19)	9	(10)	(c)	(43)	5	(38)
Total fair value of derivative liabilities	$(80)	$20	$(60)		$(110)	$55	$(55)
Net fair value derivative assets/(liabilities)	$(23)	$(1)	$(24)	(b)(c)	$(17)	$—	$(17)	(b)
CECONY
Fair value of derivative assets
Current	$25	$(6)	$19	(b)	$39	$(15)	$24	(b)
Noncurrent	11	(5)	6		9	(4)	5
Total fair value of derivative assets	$36	$(11)	$25		$48	$(19)	$29
Fair value of derivative liabilities
Current	$(31)	$6	$(25)		$(26)	$14	$(12)
Noncurrent	(12)	6	(6)		(36)	4	(32)
Total fair value of derivative liabilities	$(43)	$12	$(31)		$(62)	$18	$(44)
Net fair value derivative assets/(liabilities)	$(7)	$1	$(6)	(b)	$(14)	$(1)	$(15)	(b)

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

(b)
At December 31, 2018 and 2017, margin deposits for Con Edison ($7 million and $12 million, respectively) and CECONY ($6 million and $11 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)	Does not include interest rate swaps of $2 million in noncurrent assets and $(6) million in noncurrent liabilities (see below).

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

CON EDISON ANNUAL REPORT 2018	159

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the years ended December 31, 2018 and 2017:

		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2018		2017		2018	2017
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(1)		$3		$1	$4
Noncurrent	Deferred derivative gains	4		—		3	—
Total deferred gains/(losses)		$3		$3		$4	$4
Current	Deferred derivative losses	$4		$51		$8	$49
Current	Recoverable energy costs	(26)		(154)		(26)	(144)
Noncurrent	Deferred derivative losses	27		4		26	5
Total deferred gains/(losses)		$5		$(99)		$8	$(90)
Net deferred gains/(losses)		$8		$(96)		$12	$(86)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Purchased power expense	$—		$—		$—	$—
	Gas purchased for resale	(2)		3		—	—
	Non-utility revenue	4	(a)	5	(b)	—	—
	Other operations and maintenance expense	(2)	(c)	—		(2)	—
Total pre-tax gain/(loss) recognized in income		$—		$8		$(2)	$—

(a)	For the year ended December 31, 2018, Con Edison recorded unrealized pre-tax losses in non-utility operating revenue ($5 million).

(b)	For the year ended December 31, 2017, Con Edison recorded an immaterial unrealized pre-tax gain in non-utility operating revenue.

(c)	For the year ended December 31, 2018, Con Edison recorded unrealized pre-tax losses in other operations and maintenance expense ($2 million).
The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at December 31, 2018:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	28,303,678	18,519	164,668,697	3,780,000
CECONY	25,458,600	10,350	151,280,000	3,780,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts which are associated with electric and gas contracts and hedged volumes.
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
At December 31, 2018, Con Edison and CECONY had $106 million and $13 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $31 million with independent system operators, $28 million with investment-grade counterparties, $28 million with non-investment grade/non-rated counterparties, and $19 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $7 million with investment-grade counterparties and $6 million with commodity exchange brokers.
The collateral requirements associated with, and settlement of, derivative transactions are included in net cash flows from operating activities in the Companies’ consolidated statement of cash flows. Most derivative instrument contracts contain provisions that may require a party to provide collateral on its derivative instruments that are in a

160	CON EDISON ANNUAL REPORT 2018

net liability position. The amount of collateral to be provided will depend on the fair value of the derivative instruments and the party’s credit ratings.
The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at December 31, 2018:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$36	$24
Collateral posted	6	—
Additional collateral (b) (downgrade one level from current ratings)	6	2
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	66	37

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $1 million at December 31, 2018. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At December 31, 2018, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $20 million.

Interest Rate Swaps
In December 2018, the Clean Energy Businesses acquired Sempra Solar Holding, LLC, which holds interest rate swaps that terminate in 2025, 2028 and 2035. The fair value of these interest rate swaps were a net liability of $5 million as of December 31, 2018 on Con Edison’s consolidated balance sheet.

In December 2016, the Clean Energy Businesses acquired Coram Wind which holds an interest rate swap that terminates in June 2024, pursuant to which it pays a fixed-rate of 2.0855 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap was an asset of $1 million as of December 31, 2018 and immaterial as of December 31, 2017 on Con Edison’s consolidated balance sheet.
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

CON EDISON ANNUAL REPORT 2018	161

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

Assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017 are summarized below.

	2018					2017
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$6	$36	$7	$(6)	$43	$5	$77	$7	$(39)	$50
Interest Rate Swaps (a)(b)(c)(f)	—	2	—	—	2	—	—	—	—	—
Other (a)(b)(d)	287	114	—	—	401	283	120	—	—	403
Total assets	$293	$152	$7	$(6)	$446	$288	$197	$7	$(39)	$453
Derivative liabilities:
Commodity (a)(b)(c)	$8	$43	$20	$(11)	$60	$8	$93	$6	$(52)	$55
Interest Rate Swaps (a)(b)(c)(f)	—	6	—	—	6	—	—	—	—	—
Total liabilities	$8	$49	$20	$(11)	$66	$8	$93	$6	$(52)	$55
CECONY
Derivative assets:
Commodity (a)(b)(c)	$3	$28	$1	$(1)	$31	$3	$40	$4	$(7)	$40
Other (a)(b)(d)	267	109	—	—	376	260	114	—	—	374
Total assets	$270	$137	$1	$(1)	$407	$263	$154	$4	$(7)	$414
Derivative liabilities:
Commodity (a)(b)(c)	$5	$30	$3	$(6)	$32	$5	$57	$—	$(18)	$44

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $2 million of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2018 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of December 31, 2017 to less than three years as of December 31, 2018. Con Edison and CECONY had $11 million and $10 million, respectively, of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2017 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2017 to less than three years as of December 31, 2017.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2018 and 2017, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

(d)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.

(e)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

162	CON EDISON ANNUAL REPORT 2018

(f)	See Note O.
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

	Fair Value of Level 3 at December 31, 2018
	(Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison — Commodity
Electricity	$(12)	Discounted Cash Flow	Forward energy prices (a)	$21.34-$64.45 per MWh
		Discounted Cash Flow	Forward capacity prices (a)	$1.00-$6.30 per kW-month
Natural Gas	(2)	Discounted Cash Flow	Forward natural gas prices (a)	$0.92-$6.62 per Dt
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.29-$8.03 per MWh
Total Con Edison — Commodity	$(13)
CECONY — Commodity
Electricity	$(3)	Discounted Cash Flow	Forward capacity prices (a)	$1.00-$6.30 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.49-$2.60 per MWh
Total CECONY — Commodity	$(2)

(a)	Generally, increases (decreases) in this input in isolation would result in a higher (lower) fair value measurement.

(b)	Generally, increases (decreases) in this input in isolation would result in a lower (higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2018 and 2017 and classified as Level 3 in the fair value hierarchy:

	Con Edison		CECONY
(Millions of Dollars)	2018	2017	2018	2017
Beginning balance as of January 1,	$1	$1	$4	$1
Included in earnings	4	8	4	2
Included in regulatory assets and liabilities	(10)	(13)	(4)	(7)
Purchases	—	2	—	1
Settlements	(6)	(8)	(4)	(3)
Transfer out of level 3	(2)	11	(2)	10
Ending balance as of December 31,	$(13)	$1	$(2)	$4
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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($3 million loss and $2 million gain) and purchased power costs (immaterial) on the consolidated income statement for the years ended December 31, 2018 and 2017, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at December 31, 2018 and 2017 is included in non-utility revenues ($3 million loss and $2 million gain) and purchased power costs (immaterial) on the consolidated income statement for the years ended December 31, 2018 and 2017, respectively.

CON EDISON ANNUAL REPORT 2018	163

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
CECONY
CECONY has an ongoing long-term electricity purchase agreement with Brooklyn Navy Yard Cogeneration Partners, LP, a potential VIE. In 2018, a request was made of this counterparty for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. In April 2017, CECONY's long-term electricity purchase agreement with Cogen Technologies Linden Venture, LP (Linden Cogeneration), another potential VIE, expired. See Note I for information on these electricity purchase agreements, the payments pursuant to which constitute CECONY's maximum exposure to loss with respect to the potential VIEs.

Con Edison Development
Con Edison has a variable interest in OCI Solar San Antonio 4 LLC (Texas Solar 4), which is a consolidated entity in which Con Edison Development has an 80 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 is held by a Con Edison Development subsidiary. Texas Solar 4 owns a project company that developed a 40 MW (AC) solar electric production project. Electricity generated by the project is sold pursuant to a long-term power purchase agreement. At December 31, 2018 and 2017, Con Edison’s consolidated balance sheet includes $27 million and $26 million in net assets (as detailed in the table below) respectively and the noncontrolling interest of the third party of $7 million related to Texas Solar 4. Con Edison's earnings from Texas Solar 4 for the years ended December 31, 2018 and 2017 were immaterial.

In December 2018, a Con Edison Development subsidiary completed its acquisition of Sempra Solar Holdings, LLC. See Note U. Included in the acquisition were certain operating projects (Tax Equity Projects) with noncontrolling tax equity investors to which a percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects are consolidated entities in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects is held by Con Edison Development subsidiaries. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements. At December 31, 2018, Con Edison’s consolidated balance sheet includes $870 million in net assets (as detailed in the table below) related to these Tax Equity Projects and the noncontrolling interest of the tax equity investors of $104 million. Con Edison's earnings from the Tax Equity Projects, accounted for under the hypothetical liquidation at book value (HLBV) method of accounting, for the year ended December 31, 2018 were immaterial.

164	CON EDISON ANNUAL REPORT 2018

At December 31, 2018 and 2017, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar	Copper Mountain - Mesquite Solar	Texas Solar 4
(Millions of Dollars)	2018	2018	2018	2017
Restricted cash	$—	$—	$4	$5
Non-utility property, less accumulated depreciation of $1 for each of the Tax Equity Projects and $15 and $12, for Texas Solar 4 in 2018 and 2017, respectively	313	492	98	101
Other assets	18	97	9	8
Total assets (a)	$331	$589	$111	$114
Long-term debt due within one year	$—	$—	$2	$2
Other liabilities	17	33	26	28
Long-term debt	—	—	56	58
Total liabilities (b)	$17	$33	$84	$88

(a)	The assets of the Tax Equity Projects and Texas Solar 4 represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.

(b)	The liabilities of the Tax Equity Projects and Texas Solar 4 represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.

The following table summarizes the VIEs into which Con Edison Development has entered as of December 31, 2018:

Project Name	Generating Capacity (a) (MW AC)	Power Purchase Agreement Term in Years	Year of Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (b)
Great Valley Solar (c)	200	15-20	2018	California	$281
Copper Mountain - Mesquite Solar (d)	344	20-25	2018	Nevada and Arizona	485
Texas Solar 4	32	25	2014	Texas	20

(a)	Represents Con Edison Development’s ownership interest in the project.

(b)
Maximum exposure is equal to the net assets of the project on the consolidated balance sheet less any applicable noncontrolling interest ($33 million for Great Valley Solar, $71 million for Copper Mountain - Mesquite Solar and $7 million for Texas Solar 4). Con Edison did not provide any financial or other support during the year that was not previously contractually required.

(c)	Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects.

(d)	Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects.
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

CON EDISON ANNUAL REPORT 2018	165

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
At December 31, 2018, the liabilities for asset retirement obligations of Con Edison and CECONY were $450 million and $292 million, respectively. At December 31, 2017, the liabilities for asset retirement obligations of Con Edison and CECONY were $314 million and $287 million, respectively. The change in liabilities at December 31, 2018 was due to changes in estimated cash flows of $168 million and $39 million for Con Edison and CECONY, respectively, and accretion expense of $13 million and $11 million for Con Edison and CECONY, respectively. The changes were offset by liabilities settled of $45 million for both Con Edison and CECONY. Con Edison and CECONY also recorded reductions of $50 million and $36 million during the years ended December 31, 2018 and 2017, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense.
Note S – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. See “Dividends” in Note C. As a result, substantially all of the net assets of CECONY and O&R ($12,910 million and $712 million), respectively, at December 31, 2018 are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries. See “Rate Plans” in Note B.
The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2018, 2017 and 2016 were as follows:

	CECONY
(Millions of Dollars)	2018	2017	2016
Cost of services provided	$115	$111	$108
Cost of services received	73	64	64
In addition, CECONY and O&R have joint gas supply arrangements, in connection with which CECONY sold to O&R $83 million, $66 million and $47 million of natural gas for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are net of the effect of related hedging transactions.

166	CON EDISON ANNUAL REPORT 2018

The Utilities perform work and incur expenses on behalf of NY Transco, a company in which CET Electric has a 45.7 percent equity interest. The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the year ended December 31, 2018 and 2017, the amounts billed by the Utilities to NY Transco were immaterial. In May 2016, CECONY transferred certain electric transmission projects to NY Transco.

CECONY has storage and wheeling service contracts with Stagecoach Gas Services LLC (Stagecoach), a joint venture formed by a subsidiary of CET Gas and a subsidiary of Crestwood Equity Partners LP (Crestwood). In addition, CECONY is the replacement shipper on one of Crestwood’s firm transportation agreements with Tennessee Gas Pipeline Company LLC. CECONY incurred costs for storage and wheeling services from Stagecoach of $28 million, $31 million and $18 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, the Clean Energy Businesses entered into two electricity sales agreements with Stagecoach under which the amounts received in 2018, 2017 and 2016 were immaterial.
CECONY has a 20-year transportation contract with Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. CET Gas holds a 12.5 percent equity interest in MVP. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its MVP contract unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request. For the years ended December 31, 2018 and 2017, CECONY incurred no costs under the contract.
FERC has authorized CECONY through 2019 to lend funds to O&R from time to time, for periods of not more than 12 months, in amounts not to exceed $250 million outstanding at any time, at prevailing market rates. There were no outstanding loans to O&R at December 31, 2018 and 2017.
Con Edison Energy had financial electric capacity contracts with CECONY and O&R during 2018 and a contract with CECONY during 2017. For the years ended December 31, 2018 and 2017, Con Edison Energy realized a $1 million loss and a $3 million gain, respectively, under these contracts.
Note T – New Financial Accounting Standards
In January 2019, the Companies adopted Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842),” including the amendments thereto (the New Standard), using a modified retrospective transition method of adoption. The New Standard supersedes the lease requirements within Accounting Standard Codification (ASC) Topic 840, “Leases.” The New Standard requires lessees to recognize assets and liabilities on the balance sheet and disclose key information about leasing arrangements. Under the New Standard, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The Utilities, as regulated entities, are permitted to continue to recognize expense using the timing that conforms to the regulatory rate treatment. Lessor accounting is similar to the previous model, but updated to align with “Revenue from Contracts with Customers (Topic 606)."

Upon adoption of the New Standard, the Companies elected the following practical expedients: (1) for leases commenced prior to adoption date, the following three transition expedients that will allow the Companies to not reassess: (a) whether expired contracts contain leases; (b) the lease classification for expired leases and (c) the initial direct costs for existing leases; (2) for an underlying asset class, an expedient that allows the Companies to not apply the recognition requirements to short-term leases and an expedient that will allow the Companies to account for lease and associated non-lease components as a single lease component; (3) an expedient that allows the use of hindsight to determine lease term; and (4) an expedient that allows the Companies to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. For leases previously classified as operating leases, upon adoption of the New Standard, the Companies recognized on their balance sheets right-of-use assets and corresponding lease liabilities of approximately $875 million and $635 million for Con Edison and CECONY, respectively, as of January 1, 2019.

The adoption of the New Standard will not have a material effect on the Companies’ liquidity or results of operations. The Companies will prepare additional disclosures as required by the New Standard beginning in 2019. The Companies implemented additional internal controls related to the New Standard, however the adoption of the

CON EDISON ANNUAL REPORT 2018	167

New Standard is not expected to require a change that will materially affect the Companies’ internal control over financial reporting.

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

In March 2017, the FASB issued amendments to the guidance for debt securities through ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public entities, the amendments are effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The application of this guidance will not have a material impact on the Companies’ financial position, results of operations and liquidity.

In August 2017, the FASB issued amendments to the guidance for derivatives and hedging through ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this update provide greater clarification on hedge accounting for risk components, presentation and disclosure of hedging instruments, and overall targeted improvements to simplify hedge accounting. For public entities, the amendments are effective, and the Companies plan to adopt the amendments, for reporting periods beginning after December 15, 2018. The application of the guidance will not have a material impact on the Companies’ financial position, results of operations and liquidity.

In February 2018, the FASB issued amendments to the guidance for reporting comprehensive income through ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. For public entities, the amendments are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Companies adopted the amendments in the fourth quarter of 2018. The impact of adoption on the Companies’ financial position, results of operations and liquidity was immaterial.

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

Note U – Acquisitions, Investments and Dispositions
Acquisitions and Investments

Mountain Valley Pipeline
In January 2016, CET Gas acquired a 12.5 percent equity interest in MVP, a company developing a proposed gas transmission project in West Virginia and Virginia. The company's initial contribution to MVP was $18 million. At December 31, 2018 and 2017, CET Gas' investment in MVP was $363 million and $98 million, respectively. MVP has indicated that the project has an estimated total cost of $4,600 million and is targeted to be fully in-service during the fourth quarter of 2019. Con Edison is accounting for its equity interest in MVP as an equity method investment.

168	CON EDISON ANNUAL REPORT 2018

Pilesgrove
In June 2016, Con Edison Development recorded an $8 million ($5 million, net of taxes) impairment charge on its 50 percent equity interest in Pilesgrove Solar, LLC (Pilesgrove), which owns an 18 MW (AC) solar electric production project in New Jersey. In August 2016, Con Edison Development acquired the remaining 50 percent equity interest in Pilesgrove for a purchase price of approximately $16 million and recorded a bargain purchase gain of $8 million ($5 million, net of taxes); $45 million was recorded as non-utility property and the remaining $3 million was recorded as current assets. The impairment charge and bargain purchase gain are included in Investment and other income on Con Edison’s consolidated income statement. At December 31, 2018 and 2017, net assets of the project were approximately $45 million. Con Edison's equity interest in Pilesgrove is consolidated in the financial statements.

Sempra Solar
On December 13, 2018, a Con Edison Development subsidiary completed its acquisition of Sempra Solar Holdings, LLC, a Sempra Energy subsidiary, for $1,609 million, including working capital and other closing adjustments of $69 million. Under the accounting rules for acquisitions, Con Edison has one year to finalize the purchase price allocation, including working capital adjustments and other closing adjustments. The acquired company has ownership interests in 981 megawatts (AC) of operating renewable electric production projects, including its 379 megawatts (AC) share of projects in which its subsidiaries had a 50 percent ownership interest (Acquired JV Interests) and other Con Edison Development subsidiaries had the remaining ownership interests (Previously-Owned JV Interests), and certain development rights with respect to solar electric production and energy storage projects.

At the acquisition date, the acquired company’s subsidiaries had $1,454 million of tangible assets consisting mostly of property, plant and equipment, $878 million of intangible assets mostly arising from power purchase agreements, $4 million of other noncurrent assets, $568 million of project debt (including, in each case, amounts associated with the Acquired JV Interests) and $128 million of asset retirement obligation liabilities. The weighted average amortization period for these intangible assets is 16 years. At the acquisition date, the fair value of the noncontrolling interest attributable to the tax equity investors (see below) was $100 million. The acquisition date valuation was performed using a discounted cash flow approach. The fair values of assets acquired and liabilities assumed were determined based on significant estimates and assumptions that are judgmental in nature, including projected amounts and timing of future cash flows, discount rates reflecting risk inherent in the future cash flows and future power prices.

Upon completion of the acquisition, the acquisition date fair value of the Previously-Owned JV Interests increased from $437 million to $568 million and Con Edison recognized a pre-tax gain of $131 million ($89 million or $0.28 per share net of taxes). Prior to the acquisition, Con Edison had been accounting for the Previously-Owned JV Interests under the equity method. See "Investments" in Note A. Upon completion of the acquisition, Con Edison is accounting for Acquired JV Interests and the Previously-Owned JV Interests on a consolidated basis.

Certain projects acquired have tax equity investors to which a percentage of earnings, tax attributes and cash flows are allocated. See Note Q. Con Edison has determined that the use of HLBV accounting is reasonable and appropriate to attribute income and loss to the tax equity investors. Using the HLBV method, the company's earnings from the projects are adjusted to reflect the income or loss allocable to the tax equity investors calculated based on how the project would allocate and distribute its cash if it were to sell all of its assets for their carrying amounts and liquidate at a particular point in time. Under the HLBV method, the company calculates the liquidation value allocable to the tax equity investors at the beginning and end of each period based on the contractual liquidation waterfall and adjusts its income for the period to reflect the change in the liquidation value allocable to the tax equity investors.

Con Edison's revenues and net income for the years ended December 31, 2018 and 2017 as reported and pro forma to account on a consolidated basis for the acquisition as if the acquisition had been completed on January 1, 2017 instead of December 13, 2018 are as follows:

CON EDISON ANNUAL REPORT 2018	169

	Years ended December 31,
(Millions of Dollars)	2018	2017
As Reported
Revenue	$12,337	$12,033
Net income	1,382	1,525

PRO FORMA SUPPLEMENTAL INFORMATION
If Acquired January 1, 2017 (a)(b)
Revenue	$12,655	$12,331
Net income	1,279	1,612
(a) Reflects the following material adjustments:

•
included additional interest expense of $37 million and $38 million in 2018 and 2017, respectively, that would have been incurred if $825 million that was borrowed in December 2018 under a variable rate term loan agreement to fund a portion of the purchase price for the acquisition had instead been borrowed for such purpose on January 1, 2017 at a fixed rate of 4.64% per annum; and

•
with respect to the Previously-Owned JV Interests: eliminated the $131 million purchase accounting gain (pre-tax) that Con Edison recognized upon the completion of the acquisition in 2018 and reflected the $131 million purchase accounting gain in 2017; recorded the corresponding increase to the book value of the related net utility plant and power purchase agreement intangible asset as of January 1, 2017 instead of December 13, 2018, and included the increased depreciation and amortization expense in 2018 and 2017; and eliminated $33 million and $32 million of other income that Con Edison had recorded in 2018 and 2017, respectively, under the equity method of accounting.

(b) Recalculating each investor’s claim on the investee’s assets under the contractual liquidation waterfall as if the acquisition had been completed on January 1, 2017 is impracticable. Accordingly, no HLBV adjustments were made.

Dispositions

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

Upton 2
In May 2017, Con Edison Development sold Upton 2, a development stage solar electric production project, for $11 million to Vistra Asset Co. and recorded a $1 million gain on sale ($0.7 million, net of taxes). In addition, Con Edison Development agreed to perform the engineering, procurement and construction for the 180 MW (AC) project, which was substantially completed in the third quarter of 2018.

170	CON EDISON ANNUAL REPORT 2018

Schedule I
Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Income and Comprehensive Income
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts)	2018	2017	2016
Equity in earnings of subsidiaries	$1,447	$1,544	$1,254
Other income (deductions), net of taxes	(6)	31	32
Interest expense	(59)	(50)	(41)
Net Income	$1,382	$1,525	$1,245
Comprehensive Income	$1,392	$1,526	$1,252
Net Income Per Share – Basic	$4.43	$4.97	$4.15
Net Income Per Share – Diluted	$4.42	$4.94	$4.12
Dividends Declared Per Share	$2.86	$2.76	$2.68
Average Number Of Shares Outstanding—Basic (In Millions)	311.7	307.1	300.4
Average Number Of Shares Outstanding—Diluted (In Millions)	312.9	308.8	301.9

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT 2018	171

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Cash Flows
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	2016
Net Income	1,382	1,525	1,245
Equity in earnings of subsidiaries	(1,447)	(1,544)	(1,254)
Dividends received from:
CECONY	846	796	744
O&R	46	44	43
Clean Energy Businesses	15	12	10
Con Edison Transmission	10	8	—
Change in Assets:
Special deposits	(8)	—	—
Income taxes receivable	2	34	87
Other – net	187	21	(152)
Net Cash Flows from Operating Activities	1,033	896	723
Investing Activities
Contributions to subsidiaries	(1,110)	(434)	(691)
Debt receivable from affiliated companies	(825)	—	(900)
Net Cash Flows Used in Investing Activities	(1,935)	(434)	(1,591)
Financing Activities
Net proceeds of short-term debt	164	(53)	(53)
Issuance of long-term debt	825	400	900
Retirement of long-term debt	(3)	(402)	(2)
Debt issuance costs	—	(2)	(5)
Issuance of common shares for stock plans, net of repurchases	53	51	51
Issuance of common shares - public offering	705	343	702
Common stock dividends	(842)	(803)	(763)
Net Cash Flows Used in Financing Activities	902	(466)	830
Net Change for the Period	—	(4)	(38)
Balance at Beginning of Period	9	13	51
Balance at End of Period	$9	$9	$13

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

172	CON EDISON ANNUAL REPORT 2018

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Balance Sheet
(Parent Company Only)

	December 31,
(Millions of Dollars)	2018	2017
Assets
Current Assets
Cash and temporary cash investments	$9	$9
Income taxes receivable	43	45
Term loan receivable from affiliated companies	825	—
Accounts receivable from affiliated companies	536	687
Prepayments	33	36
Other current assets	12	18
Total Current Assets	1,458	795
Investments in subsidiaries	16,707	15,110
Goodwill	406	406
Deferred income tax	69	18
Long-term debt receivable from affiliated companies	900	900
Other noncurrent assets	2	2
Total Assets	$19,542	$17,231
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$3	$2
Term loan	825	—
Notes payable	495	331
Accounts payable	9	—
Accounts payable to affiliated companies	274	274
Accrued taxes	2	—
Other current liabilities	13	10
Total Current Liabilities	1,621	617
Total Liabilities	1,621	617
Long-term debt	1,195	1,195
Shareholders’ Equity
Common stock, including additional paid-in capital	7,151	6,331
Retained earnings	9,575	9,088
Total Shareholders’ Equity	16,726	15,419
Total Liabilities and Shareholders’ Equity	$19,542	$17,231

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT 2018	173

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2018, 2017 and 2016

				COLUMN C Additions
Company (Millions of Dollars)	COLUMN A Description		COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions (b)	COLUMN E Balance At End of Period
Con Edison	Allowance for uncollectible accounts (a):
		2018	$70	$62	$—	$64	$68
		2017	$83	$64	$—	$77	$70
		2016	$96	$63	$—	$76	$83
CECONY	Allowance for uncollectible accounts (a):
		2018	$65	$56	$—	$60	$61
		2017	$78	$60	$—	$73	$65
		2016	$91	$57	$—	$70	$78

(a)	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable - customers and Other receivables) to which they apply.

(b)	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

174	CON EDISON ANNUAL REPORT 2018

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

Con Edison’s management excluded Sempra Solar Holdings, LLC from management’s assessment of internal control over financial reporting as of December 31, 2018 because Sempra Solar Holdings, LLC was acquired by Con Edison in a business purchase combination on December 13, 2018. Also, management excluded from its evaluation of disclosure controls and procedures as of December 31, 2018 an assessment of those disclosure controls and procedures of Sempra Solar Holdings, LLC that are subsumed by internal control over financial reporting. Sempra Solar Holdings, LLC’s total assets represent 3 percent of Con Edison’s consolidated total assets at December 31, 2018. Sempra Solar Holdings, LLC’s total operating revenues represent less than 1 percent of Con Edison’s consolidated total operating revenues for the year ended December 31, 2018.

Item 9B: Other Information
Con Edison
None.
CECONY
None.

CON EDISON ANNUAL REPORT 2018	175

Part III
Item 10: Directors, Executive Officers and Corporate Governance

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationships and Related Transactions, and Director Independence

Item 14: Principal Accounting Fees and Services

Con Edison
Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201(d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 20, 2019. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2018, the close of the fiscal year covered by this report.

The information required pursuant to Item 201(d) of Regulation S-K as at December 31, 2018 is as follows:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)		(2)	(3)
Equity compensation plans approved by security holders
2003 LTIP (a)	229,881		—	—
2013 LTIP (b)	1,427,052		—	3,256,406
Stock Purchase Plan (c)	—		—	6,560,561
Total equity compensation plans approved by security holders	1,656,933		—	9,816,967
Total equity compensation plans not approved by security holders	2,500	(d)	—	—
Total	1,659,433		—	9,816,967

(a)
The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2003 (the “2003 LTIP”) include: (A) 191,425 shares for stock unit awards made prior to 2013 that have vested and for which the receipt of shares was deferred and (B) 38,456 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. Outstanding awards had no exercise price. No new awards may be made under the 2003 LTIP.

(b)
The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2013 (the “2013 LTIP”) include: (A) outstanding awards made in 2014 and subsequent years (1,123,793 shares for performance restricted stock units and 65,180 shares for time-based restricted stock units); (B) 238,079 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price. No new awards may be made under the 2013 LTIP after May 20, 2023.

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

176	CON EDISON ANNUAL REPORT 2018

CECONY
Information required by Items 10, 11, 12 and 13 of Part III as to CECONY is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2018 and 2017 are as follows:

	2018	2017
Audit fees	$3,970,086	$3,664,793
Audit-related fees (a)	693,930	739,834
Total fees	$4,664,016	$4,404,627

(a)
Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of the company's financial statements that are not specifically deemed “Audit Services.” The major items included in audit-related fees in 2018 and 2017 are fees related to reviews of system implementations.

Con Edison’s Audit Committee or, as delegated by the Audit Committee, the Chair of the Committee, approves in advance each auditing service and non-audit service permitted by applicable laws and regulations, including tax services, to be provided to CECONY by its independent accountants.

CON EDISON ANNUAL REPORT 2018	177

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

178	CON EDISON ANNUAL REPORT 2018

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 3.1.1)

3.1.2	By-laws of Con Edison, effective as of February 16, 2017. (Designated in Con Edison’s Current Report on Form 8-K, dated February 16, 2017 (File No. 1-14514) as Exhibit 3.1)

4.1.1.1
Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in Con Edison's Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1)

4.1.1.2
First Supplemental Indenture, dated as of August 1, 2009, between Con Edison and The Bank of New York Mellon (formerly known as The Bank of New York (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank))), as Trustee. (Designated in Con Edison’s Registration Statement (No. 333-161018) as Exhibit 4.2)

4.1.1.3	Form of Con Edison’s 2.00% Debentures, Series 2016 A. (Designated in Con Edison's Current Report on Form 8-K, dated May 10, 2016 (File No. 1-14514) as Exhibit 4)

4.1.1.4	Form of Con Edison’s 2.00% Debentures, Series 2017 A. (Designated in Con Edison's Current Report on Form 8-K, dated March 2, 2017 (File No. 1-4514) as Exhibit 4)

4.1.2
Note Assumption and Exchange Agreement, dated as of June 20, 2008, between Con Edison and the institutional investors listed in Schedule I thereto. (Designated in Con Edison’s Current Report on Form 8-K, dated June 20, 2008 (File No. 1-14514) as Exhibit 4)

10.1.1.1
Credit Agreement, dated as of December 7, 2016, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated December 7, 2016 (File No. 1-14514) as Exhibit 10)

10.1.1.2
Extension Agreement, dated as of January 8, 2018, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison's Current Report on Form 8-K dated January 8, 2018 (File No. 1-14514) as Exhibit 10)

10.1.2.1
Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended, effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.3)

10.1.2.2
Amendment #1, dated December 19, 2012, to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.4.2)

10.1.2.3
Amendment to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (File No. 1-14514 as Exhibit 10.1)

10.1.3.1
The Consolidated Edison, Inc. Stock Purchase Plan, as amended and restated as of May 19, 2014. (Designated in Con Edison’s Current Report on Form 8-K dated May 19, 2014 (File No. 1-14514) as Exhibit 10)

10.1.3.2	Amendment One to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Current Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.3.2)

10.1.4.1	The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-14514) as Exhibit 10.1.1)

10.1.4.2	Amendment to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-14514) as Exhibit 10.1.1)

10.1.4.3	Amendment to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-14514) as Exhibit 10.1.2)

10.1.4.4
Amendment, dated December 18, 2017, to the Consolidated Edison Retirement Plan .(Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.4.2)

10.1.5.1	The Consolidated Edison Thrift Savings Plan (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-14514) as Exhibit 10.1.2)

10.1.5.3
Amendment, dated December 18, 2017, to the Consolidated Edison Thrift Savings Plan (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.5.3

10.1.6.1
Consolidated Edison, Inc. Long Term Incentive Plan (2003), as amended and restated effective as of December 26, 2012. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.8.10)

10.1.6.2
Form of Restricted Stock Unit Award under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.7.2)

10.1.6.3
Form of Restricted Stock Unit Award for Officers under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the year quarterly period ended March 31, 2011 (File No. 1-14514) as Exhibit 10.1)

10.1.6.4	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3)

CON EDISON ANNUAL REPORT 2018	179

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

10.1.8	Description of Directors’ Compensation, effective as of December 31, 2018.

10.1.9	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

10.1.10	Employment offer letter, dated November 21, 2013 to John McAvoy. (Designated in Con Edison’s Current Report on Form 8-K, dated November 21, 2013 (File No. 1-14514) as Exhibit 10)

10.1.11
Contribution Agreement, dated as of April 20, 2016, by and between Crestwood Pipeline and Storage Northeast LLC and Con Edison Gas Pipeline and Storage Northeast, LLC. (Designated in CEI’s Current Report on Form 8-K, dated April 20, 2016 (File No. 1-14514) as Exhibit 10)

10.1.12
Purchase and Sale Agreement, dated as of September 20, 2018, by and between Sempra Solar Portfolio Holdings, LLC and CED Southwest Holdings, Inc. (Designated in Con Edison’s Current Report on Form 8-K, dated September 20, 2018) (File No.1-14514) as Exhibit 2)

10.1.13
Credit Agreement, dated as of November 29, 2018, among Con Edison, the Lenders party thereto and Citibank, N.A, as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K, dated December 13, 2018 (File No. 1-14514) as Exhibit 10)

10.1.14
Credit Agreement, dated as of February 11, 2019, among Con Edison, the Lenders party thereto and Mizuho Bank, Ltd. as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K, dated February 11, 2019 (File No. 1-14514) as Exhibit 10)

10.1.15
Confirmation of Forward Sale Transaction, dated November 14, 2018, between Con Edison and Citibank, N.A. (Designated in Con Edison’s Current Report on Form 8-K, dated November 14, 2018 (File No. 1-14514) as Exhibit 10.1)

10.1.16
Confirmation of Forward Sale Transaction, dated November 14, 2018, between Con Edison and Barclays Bank PLC. Designated in Con Edison’s Current Report on Form 8-K, dated November 14, 2018 (File No. 1-14514) as Exhibit 10.2)

10.1.17
Confirmation of Forward Sale Transaction, dated November 14, 2018, between Con Edison and JPMorgan Chase Bank, London Branch. Designated in Con Edison’s Current Report on Form 8-K, dated November 14, 2018 (File No. 1-14514) as Exhibit 10.3)

10.1.18	Confirmation of Forward Sale Transaction, dated November 19, 2018, between Con Edison and Citibank, N.A.

10.1.19	Confirmation of Forward Sale Transaction, dated November 19, 2018, between Con Edison and Barclays Bank PLC.

10.1.20	Confirmation of Forward Sale Transaction, dated November 19, 2018, between Con Edison and JP Morgan Chase Bank, London Branch

21.1	Subsidiaries of Con Edison.

23.1	Consent of PricewaterhouseCoopers LLP

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1.1	Section 1350 Certifications – Chief Executive Officer

32.1.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

180	CON EDISON ANNUAL REPORT 2018

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
CECONY

3.2.1.1
Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York on December 31, 1984. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-1217) as Exhibit 3.2.1.1)

3.2.1.2
The certificates of amendment of Restated Certificate of Incorporation of CECONY filed with the Department of State of the State of New York on the following dates: May 16, 1988; June 2, 1989; April 28, 1992; August 21, 1992 and February 18, 1998. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-1217) as Exhibit 3.2.1.2)

3.2.2	By-laws of CECONY, effective May 21, 2018.

4.2.1
Participation Agreement, dated as of November 1, 2010, between NYSERDA and CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.2)

4.2.2	Participation Agreement, dated as of November 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.1)

4.2.3	Participation Agreement, dated as of May 1, 2005, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.1)

4.2.4.1
Trust Indenture, dated as of November 1, 2010 between NYSERDA and The Bank of New York Mellon, as trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.9)

4.2.4.2
First Supplemental Indenture dated November 2, 2012 to the Trust Indenture dated as of November 1, 2010. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-1217) as Exhibit 4.2.9.2)

4.2.5	Indenture of Trust, dated as of November 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.2)

4.2.6.1	Indenture of Trust, dated as of May 1, 2005, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.2)

4.2.7.2
Supplemental Indenture of Trust, dated as of June 30, 2010, to Indenture of Trust, dated May 1, 2005 between NYSERDA and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.14.2)

4.2.8.1
Indenture, dated as of December 1, 1990, between CECONY and The Chase Manhattan Bank (National Association), as Trustee (the “Debenture Indenture”). (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-1217) as Exhibit 4.2.15.1)

4.2.9.2
First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between CECONY and The Chase Manhattan Bank (National Association), as Trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-1217) as Exhibit 4.2.15.2)

4.2.10.3
Second Supplemental Indenture (to the Debenture Indenture), dated as of June 23, 2005, between CECONY and JPMorgan Chase Bank, N.A. (successor to The Chase Manhattan Bank (National Association)), as Trustee. (Designated in CECONY’s Current Report on Form 8-K, dated November 16, 2005 (File No. 1-1217) as Exhibit 4.1)

4.2.11	The following forms of CECONY’s Debentures, which are designated as follows:

CON EDISON ANNUAL REPORT 2018	181

	Securities Exchange Act File No. 1-1217
Debenture Series	Form	Date	Exhibit
5.875% Series 2003 A	8-K	4/7/2003	4
5.10% Series 2003 C	8-K	6/12/2003	4.2
5.70% Series 2004 B	8-K	2/11/2004	4.2
5.30% Series 2005 A	8-K	3/7/2005	4
5.25% Series 2005 B	8-K	6/20/2005	4
5.85% Series 2006 A	8-K	3/9/2006	4
6.20% Series 2006 B	8-K	6/15/2006	4
5.70% Series 2006 E	8-K	12/1/2006	4.2
6.30% Series 2007 A	8-K	8/28/2007	4
6.75% Series 2008 B	8-K	4/4/2008	4.2
6.65% Series 2009 B	8-K	3/25/2009	4.2
5.50% Series 2009 C	8-K	12/4/2009	4
4.45% Series 2010 A	8-K	6/7/2010	4.1
5.70% Series 2010 B	8-K	6/7/2010	4.2
4.20% Series 2012 A	8-K	3/13/2012	4
3.95% Series 2013 A	8-K	2/25/2013	4
4.45% Series 2014 A	8-K	3/3/2014	4
3.30% Series 2014 B	8-K	11/19/2014	4.1
4.625% Series 2014 C	8-K	11/19/2014	4.2
4.50% Series 2015 A	8-K	11/12/2015	4
3.85% Series 2016A	8-K	6/14/2016	4
2.90% Series 2016B	8-K	11/10/2016	4.1
4.30% Series 2016C	8-K	11/10/2016	4.2
3.875% Series 2017A	8-K	6/5/2017	4
3.125% Series 2017B	8-K	11/13/2017	4.1
4.00% Series 2017C	8-K	11/13/2017	4.2
3.80% Series 2018A	8-K	5/7/2018	4.1
4.50% Series 2018B	8-K	5/7/2018	4.2
Floating Rate Series 2018C	8-K	6/21/2018	4.0
4.00% Series 2018D	8-K	11/27/2018	4.1
4.65% Series 2018E	8-K	11/27/2018	4.2

182	CON EDISON ANNUAL REPORT 2018

10.2.1
Settlement Agreement, dated October 2, 2000, by and among CECONY, the Staff of the New York State Public Service Commission and certain other parties. (Designated in CECONY’s Current Report on Form 8-K, dated September 22, 2000 (File No. 1-1217) as Exhibit 10)

10.2.2
The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.5)

10.2.3.1
Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2009. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-1217) as Exhibit 10.2.6)

10.2.3.2
Amendment, dated December 24, 2015, to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-1217) as Exhibit 10.2.6.2)

10.2.3.3
Amendment One to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-1217) as Exhibit 10.2.6.3)

10.2.3.4
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-1217) as Exhibit 10.2.1.1)

10.2.3.5
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-1217) as Exhibit 10.2.1.2)

10.2.4.1
Deferred Compensation Plan for the Benefit of Trustees of CECONY, as amended effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.7)

10.2.4.2
Amendment #1, dated December 26, 2012, to the Deferred Compensation Plan for the Benefit of Trustees of CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-1217) as Exhibit 10.2.7.2)

10.2.5	CECONY Supplemental Medical Benefits. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-1217) as Exhibit 10.2.1)

10.2.6
The Severance Pay Plan for Management Employees of Consolidated Edison Company of New York, Inc. and Orange and Rockland Utilities, Inc. and Other Affiliated Entities That Have Adopted the Plan, effective January 1, 2017. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-1217) as Exhibit 10.2.9)

10.2.7.1
The Consolidated Edison Company of New York, Inc. Deferred Income Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-1217) as Exhibit 10.2.2)

10.2.7.2	Clarifying Amendment to the Consolidated Edison Company of New York, Inc. Deferred Income Plan.

10.2.8.8
The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, as amended and restated effective as of January 1, 2018. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (File No. 1-1217) as Exhibit 10.2)

10.2.9.1
Trust Agreement, dated as of March 31, 1999, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.1)

10.2.9.2
Amendment Number 1 to the CECONY Rabbi Trust, executed October 24, 2003, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.2)

23.2	Consent of PricewaterhouseCoopers LLP

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.2.1	Section 1350 Certifications – Chief Executive Officer

32.2.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CON EDISON ANNUAL REPORT 2018	183

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

184	CON EDISON ANNUAL REPORT 2018

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2019.
Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 21, 2019.

Signature	Registrant	Title

/s/ John McAvoy	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
John McAvoy	CECONY	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Robert Hoglund	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Robert Hoglund	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert Muccilo	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Robert Muccilo	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ George Campbell Jr.	Con Edison CECONY	Director Trustee
George Campbell Jr.

/s/ Ellen V. Futter	Con Edison CECONY	Director Trustee
Ellen V. Futter

/s/ John F. Killian	Con Edison CECONY	Director Trustee
John F. Killian

/s/ William J. Mulrow	Con Edison CECONY	Director Trustee
William J. Mulrow

/s/ Armando J. Olivera	Con Edison CECONY	Director Trustee
Armando J. Olivera

/s/ Michael W. Ranger	Con Edison CECONY	Director Trustee
Michael W. Ranger

/s/ Linda S. Sanford	Con Edison CECONY	Director Trustee
Linda S. Sanford

/s/ Deirdre Stanley	Con Edison CECONY	Director Trustee
Deirdre Stanley

/s/ L. Frederick Sutherland	Con Edison CECONY	Director Trustee
L. Frederick Sutherland

CON EDISON ANNUAL REPORT 2018	185