Form 10-Q
period 2019-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2019-05-02
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number	Exact name of registrant as specified in its charter and principal executive office address and telephone number	State of Incorporation	I.R.S. Employer ID. Number
1-14514	Consolidated Edison, Inc.	New York	13-3965100
4 Irving Place, New York, New York 10003
(212) 460-4600
1-1217	Consolidated Edison Company of New York, Inc.	New York	13-5009340
4 Irving Place, New York, New York 10003
(212) 460-4600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Consolidated Edison, Inc.,	ED	New York Stock Exchange
Common Shares ($.10 par value)

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

As of April 30, 2019, Con Edison had outstanding 327,053,801 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical liquidation at book value
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced metering infrastructure
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2018
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier or customer could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	changes to tax laws could adversely affect the Companies;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.
The Companies assume no obligation to update forward-looking statements.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars/Except Share Data)	2019	2018
OPERATING REVENUES
Electric	$1,941	$1,877
Gas	1,034	939
Steam	321	314
Non-utility	218	234
TOTAL OPERATING REVENUES	3,514	3,364
OPERATING EXPENSES
Purchased power	368	353
Fuel	106	124
Gas purchased for resale	442	378
Other operations and maintenance	794	836
Depreciation and amortization	413	348
Taxes, other than income taxes	605	570
TOTAL OPERATING EXPENSES	2,728	2,609
OPERATING INCOME	786	755
OTHER INCOME (DEDUCTIONS)
Investment income	24	20
Other income	11	6
Allowance for equity funds used during construction	3	4
Other deductions	(24)	(45)
TOTAL OTHER INCOME (DEDUCTIONS)	14	(15)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	800	740
INTEREST EXPENSE
Interest on long-term debt	221	190
Other interest	29	7
Allowance for borrowed funds used during construction	(3)	(2)
NET INTEREST EXPENSE	247	195
INCOME BEFORE INCOME TAX EXPENSE	553	545
INCOME TAX EXPENSE	108	117
NET INCOME	$445	$428
Income attributable to non-controlling interest	21	—
Net income for common stock	$424	$428
Net income per common share—basic	$1.31	$1.38
Net income per common share—diluted	$1.31	$1.37
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	322.5	310.4
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	323.4	311.6
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2019	2018
NET INCOME	$445	$428
INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(21)	—
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	4	4
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	4	4
COMPREHENSIVE INCOME	$428	$432
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2019	2018
OPERATING ACTIVITIES
Net income	$445	$428
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	413	348
Deferred income taxes	108	101
Rate case amortization and accruals	(29)	(28)
Common equity component of allowance for funds used during construction	(3)	(4)
Net derivative gains	10	(1)
Unbilled revenue and net unbilled revenue deferrals	11	48
Gain on sale of assets	(5)	—
Other non-cash items, net	(4)	(23)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(43)	(147)
Materials and supplies, including fuel oil and gas in storage	31	33
Other receivables and other current assets	(36)	26
Taxes receivable	—	18
Prepayments	(448)	(422)
Accounts payable	(108)	30
Pensions and retiree benefits obligations, net	93	84
Pensions and retiree benefits contributions	(4)	(184)
Accrued taxes	(19)	(61)
Accrued interest	97	68
Superfund and environmental remediation costs, net	(1)	(2)
Distributions from equity investments	14	35
System benefit charge	6	63
Deferred charges, noncurrent assets and other regulatory assets	(34)	(246)
Deferred credits and other regulatory liabilities	94	179
Other current and noncurrent liabilities	(124)	(200)
NET CASH FLOWS FROM OPERATING ACTIVITIES	464	143
INVESTING ACTIVITIES
Utility construction expenditures	(783)	(790)
Cost of removal less salvage	(72)	(63)
Non-utility construction expenditures	(48)	(35)
Investments in electric and gas transmission projects	(38)	(32)
Proceeds from sale of assets	48	—
Other investing activities	5	11
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(888)	(909)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	(1,131)	812
Issuance of long-term debt	825	—
Retirement of long-term debt	(11)	(10)
Debt issuance costs	(1)	(1)
Common stock dividends	(226)	(209)
Issuance of common shares - public offering	425	—
Issuance of common shares for stock plans	13	13
Distribution to noncontrolling interest	(2)	—
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	(108)	605
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(532)	(161)
BALANCE AT BEGINNING OF PERIOD	1,006	844
BALANCE AT END OF PERIOD	$474	$683
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$130	$124
Income taxes	$3	$(13)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$300	$352
Issuance of common shares for dividend reinvestment	$12	$12
Software licenses acquired but unpaid as of end of period	$100	$—

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$406	$895
Accounts receivable – customers, less allowance for uncollectible accounts of $63 and $62 in 2019 and 2018, respectively	1,309	1,267
Other receivables, less allowance for uncollectible accounts of $7 and $5 in 2019 and 2018, respectively	267	285
Taxes receivable	49	49
Accrued unbilled revenue	500	514
Fuel oil, gas in storage, materials and supplies, at average cost	327	358
Prepayments	635	187
Regulatory assets	43	76
Restricted cash	68	111
Other current assets	177	122
TOTAL CURRENT ASSETS	3,781	3,864
INVESTMENTS	1,832	1,766
UTILITY PLANT, AT ORIGINAL COST
Electric	30,704	30,378
Gas	9,329	9,100
Steam	2,574	2,562
General	3,384	3,331
TOTAL	45,991	45,371
Less: Accumulated depreciation	9,953	9,769
Net	36,038	35,602
Construction work in progress	2,014	1,978
NET UTILITY PLANT	38,052	37,580
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $296 and $275 in 2019 and 2018, respectively	3,976	4,000
Construction work in progress	124	169
NET PLANT	42,152	41,749
OTHER NONCURRENT ASSETS
Goodwill	440	440
Intangible assets, less accumulated amortization of $53 and $29 in 2019 and 2018, respectively	1,630	1,654
Regulatory assets	4,245	4,294
Operating lease right-of-use asset	852	—
Other deferred charges and noncurrent assets	134	153
TOTAL OTHER NONCURRENT ASSETS	7,301	6,541
TOTAL ASSETS	$55,066	$53,920
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$2,029	$650
Term loan	—	825
Notes payable	1,435	1,741
Accounts payable	1,010	1,187
Customer deposits	351	351
Accrued taxes	43	61
Accrued interest	226	129
Accrued wages	109	109
Fair value of derivative liabilities	46	50
Regulatory liabilities	152	114
System benefit charge	633	627
Operating lease liabilities	50	—
Other current liabilities	264	363
TOTAL CURRENT LIABILITIES	6,348	6,207
NONCURRENT LIABILITIES
Provision for injuries and damages	143	146
Pensions and retiree benefits	1,231	1,228
Superfund and other environmental costs	776	779
Asset retirement obligations	419	450
Fair value of derivative liabilities	51	16
Deferred income taxes and unamortized investment tax credits	5,951	5,820
Operating lease liabilities	825	—
Regulatory liabilities	4,613	4,641
Other deferred credits and noncurrent liabilities	275	299
TOTAL NONCURRENT LIABILITIES	14,284	13,379
LONG-TERM DEBT	16,933	17,495
EQUITY
Common shareholders’ equity	17,369	16,726
Noncontrolling interest	132	113
TOTAL EQUITY (See Statement of Equity)	17,501	16,839
TOTAL LIABILITIES AND EQUITY	$55,066	$53,920
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	310	$34	$6,298	$10,235	23	$(1,038)	$(85)	$(26)	$7	$15,425
Net income				428						428
Common stock dividends ($0.72 per share)				(221)						(221)
Issuance of common shares for stock plans	1		25							25
Other comprehensive income								4		4
Noncontrolling interest										—
BALANCE AS OF MARCH 31, 2018	311	$34	$6,323	$10,442	23	$(1,038)	$(85)	$(22)	$7	$15,661

BALANCE AS OF DECEMBER 31, 2018	321	$34	$7,117	$10,728	23	$(1,038)	$(99)	$(16)	$113	$16,839
Net income				424					21	445
Common stock dividends ($0.74 per share)				(237)						(237)
Issuance of common shares – public offering	6		433				(8)			425
Issuance of common shares for stock plans			27							27
Other comprehensive income								4		4
Distributions to noncontrolling interest									(2)	(2)
BALANCE AS OF MARCH 31, 2019	327	$34	$7,577	$10,915	23	$(1,038)	$(107)	$(12)	$132	$17,501
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2019	2018
OPERATING REVENUES
Electric	$1,797	$1,729
Gas	921	841
Steam	321	314
TOTAL OPERATING REVENUES	3,039	2,884
OPERATING EXPENSES
Purchased power	322	303
Fuel	106	124
Gas purchased for resale	317	273
Other operations and maintenance	659	630
Depreciation and amortization	334	310
Taxes, other than income taxes	575	539
TOTAL OPERATING EXPENSES	2,313	2,179
OPERATING INCOME	726	705
OTHER INCOME (DEDUCTIONS)
Investment and other income	9	5
Allowance for equity funds used during construction	3	3
Other deductions	(19)	(39)
TOTAL OTHER INCOME (DEDUCTIONS)	(7)	(31)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	719	674
INTEREST EXPENSE
Interest on long-term debt	169	163
Other interest	17	5
Allowance for borrowed funds used during construction	(3)	(2)
NET INTEREST EXPENSE	183	166
INCOME BEFORE INCOME TAX EXPENSE	536	508
INCOME TAX EXPENSE	124	119
NET INCOME	$412	$389
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2019	2018
NET INCOME	$412	$389
OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—
COMPREHENSIVE INCOME	$412	$389
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2019	2018
OPERATING ACTIVITIES
Net income	$412	$389
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	334	310
Deferred income taxes	122	108
Rate case amortization and accruals	(29)	(33)
Common equity component of allowance for funds used during construction	(3)	(3)
Unbilled revenue and net unbilled revenue deferrals	19	13
Gain on sale of assets	(5)	—
Other non-cash items, net	(11)	(10)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(36)	(126)
Materials and supplies, including fuel oil and gas in storage	24	24
Other receivables and other current assets	(24)	(8)
Accounts receivable from affiliated companies	(6)	(19)
Prepayments	(438)	(417)
Accounts payable	(75)	37
Accounts payable to affiliated companies	—	7
Pensions and retiree benefits obligations, net	87	80
Pensions and retiree benefits contributions	(3)	(183)
Superfund and environmental remediation costs, net	(2)	(3)
Accrued taxes	(18)	(68)
Accrued taxes to affiliated companies	—	3
Accrued interest	72	68
System benefit charge	7	59
Deferred charges, noncurrent assets and other regulatory assets	(47)	(202)
Deferred credits and other regulatory liabilities	92	161
Other current and noncurrent liabilities	(77)	(131)
NET CASH FLOWS FROM OPERATING ACTIVITIES	395	56
INVESTING ACTIVITIES
Utility construction expenditures	(728)	(747)
Cost of removal less salvage	(70)	(61)
Proceeds from sale of assets	48	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(750)	(808)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	(107)	763
Debt issuance costs	(1)	(1)
Capital contribution by parent	225	45
Dividend to parent	(228)	(211)
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	(111)	596
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(466)	(156)
BALANCE AT BEGINNING OF PERIOD	818	730
BALANCE AT END OF PERIOD	$352	$574
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$101	$93
Income taxes	$8	$18
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$267	$272
Software licenses acquired but unpaid as of end of period	$95	$—
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$352	$818
Accounts receivable – customers, less allowance for uncollectible accounts of $58 and $57 in 2019 and 2018, respectively	1,198	1,163
Other receivables, less allowance for uncollectible accounts of $6 and $3 in 2019 and 2018, respectively	182	211
Taxes receivable	5	5
Accrued unbilled revenue	370	392
Accounts receivable from affiliated companies	220	214
Fuel oil, gas in storage, materials and supplies, at average cost	280	304
Prepayments	555	117
Regulatory assets	29	64
Other current assets	129	69
TOTAL CURRENT ASSETS	3,320	3,357
INVESTMENTS	407	385
UTILITY PLANT, AT ORIGINAL COST
Electric	28,903	28,595
Gas	8,493	8,295
Steam	2,574	2,562
General	3,100	3,056
TOTAL	43,070	42,508
Less: Accumulated depreciation	9,150	8,988
Net	33,920	33,520
Construction work in progress	1,894	1,850
NET UTILITY PLANT	35,814	35,370
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2019 and 2018	3	4
NET PLANT	35,817	35,374
OTHER NONCURRENT ASSETS
Regulatory assets	3,895	3,923
Operating lease right-of-use asset	627	—
Other deferred charges and noncurrent assets	56	69
TOTAL OTHER NONCURRENT ASSETS	4,578	3,992
TOTAL ASSETS	$44,122	$43,108
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$475	$475
Notes payable	1,085	1,192
Accounts payable	870	977
Accounts payable to affiliated companies	17	17
Customer deposits	339	339
Accrued taxes	38	55
Accrued interest	184	112
Accrued wages	99	99
Fair value of derivative liabilities	24	25
Regulatory liabilities	105	73
System benefit charge	576	569
Operating lease liabilities	41	—
Other current liabilities	201	267
TOTAL CURRENT LIABILITIES	4,054	4,200
NONCURRENT LIABILITIES
Provision for injuries and damages	137	141
Pensions and retiree benefits	969	952
Superfund and other environmental costs	691	693
Asset retirement obligations	295	292
Fair value of derivative liabilities	32	6
Deferred income taxes and unamortized investment tax credits	5,893	5,739
Operating lease liabilities	598	—
Regulatory liabilities	4,220	4,258
Other deferred credits and noncurrent liabilities	236	241
TOTAL NONCURRENT LIABILITIES	13,071	12,322
LONG-TERM DEBT	13,678	13,676
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	13,319	12,910
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$44,122	$43,108
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	235	$589	$4,649	$8,231	$(962)	$(62)	$(6)	$12,439
Net income				389				$389
Common stock dividend to parent				(211)				(211)
Capital contribution by parent			45					45
Other comprehensive income								—
BALANCE AS OF MARCH 31, 2018	235	$589	$4,694	$8,409	$(962)	$(62)	$(6)	$12,662

BALANCE AS OF DECEMBER 31, 2018	235	$589	$4,769	$8,581	$(962)	$(62)	$(5)	$12,910
Net income				412				412
Common stock dividend to parent				(228)				(228)
Capital contribution by parent			225					225
Other comprehensive income								—
BALANCE AS OF MARCH 31, 2019	235	$589	$4,994	$8,765	$(962)	$(62)	$(5)	$13,319
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2018. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Note A – Summary of Significant Accounting Policies and Other Matters
Revenue Recognition
The following table presents, for the three months ended March 31, 2019, and 2018 revenue from contracts with customers as defined in Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended March 31, 2019				For the Three Months Ended March 31, 2018
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$1,714		$83	$1,797	$1,771		$(42)	$1,729
Gas	910		11	921	835		6	841
Steam	317		4	321	315		(1)	314
Total CECONY	$2,941		$98	$3,039	$2,921		$(37)	$2,884
O&R
Electric	143		2	145	152		(3)	149
Gas	114		(1)	113	110		(13)	97
Total O&R	$257		$1	$258	$262		$(16)	$246
Clean Energy Businesses
Renewables	106	(b)	—	106	132	(b)	—	132
Energy services	23		—	23	17		—	17
Other	—		88	88	—		84	84
Total Clean Energy Businesses	$129		$88	$217	$149		$84	$233
Con Edison Transmission	1		—	1	1		—	1
Other (c)	—		(1)	(1)	—		—	—
Total Con Edison	$3,328		$186	$3,514	$3,333		$31	$3,364
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the totals for Renewables revenue at the Clean Energy Businesses is $2 million and $89 million for the three months ended March 31, 2019 and 2018, respectively, of revenue related to engineering, procurement and construction services.

(c)	Parent company and consolidation adjustments.

	2019			2018
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$29	$20		$58	$87
Additions (c)	24	—		36	32
Subtractions (c)	15	1	(d)	15	70	(d)
Ending balance as of March 31,	$38	$19		$79	$49

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

(d)	Of the subtractions from unearned revenue, $1 million and $48 million were included in the balance as of January 1, 2019 and 2018, respectively.

As of March 31, 2019, the aggregate amount of the remaining fixed performance obligations is $79 million, of which $43 million will be recognized within the next two years, and the remaining $36 million will be recognized pursuant to long-term service and maintenance agreements.

Utility Plant
General utility plant of Con Edison and CECONY included $98 million and $93 million, respectively, at March 31, 2019 and $100 million and $95 million, respectively, at December 31, 2018, related to a May 2018 acquisition of software licenses. The estimated aggregate annual amortization expense related to the software licenses for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $5 million at March 31, 2019 and was $3 million at December 31, 2018.

Long-Lived and Intangible Assets
In January 2019, Pacific Gas and Electric Company (PG&E) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of Con Edison Development renewable electric production projects with an aggregate of 680 MW (AC) of generating capacity (PG&E Projects) is sold to PG&E under long-term power purchase agreements (PG&E PPAs). Most of the PG&E PPAs have contract prices that are higher than estimated market prices. PG&E, as a debtor in possession, may assume or reject the PG&E PPAs, subject to review by the bankruptcy court or, pursuant to a January 2019 FERC order (which PG&E is challenging), the bankruptcy court and FERC. In a May 1, 2019 order, FERC denied PG&E’s request for a rehearing of the January 2019 order and reaffirmed its jurisdiction to review and approve the modification or abrogation of wholesale power contracts that are the subject of rejection in bankruptcy. The PG&E bankruptcy is an event of default under the PG&E PPAs. Unless the lenders for the related project debt otherwise agree, distributions from the related projects to Con Edison Development will not be made during the pendency of the bankruptcy. At March 31, 2019, Con Edison’s consolidated balance sheet included $859 million of net non-utility plant relating to the PG&E Projects, $1,108 million of intangible assets relating to the PG&E PPAs, $289 million of net non-utility plant of additional projects that secure the related project debt and $1,041 million of non-recourse related project debt. See "Long-term Debt" in Note C. Con Edison has tested whether its net non-utility plant relating to the PG&E Projects and intangible assets relating to the PG&E PPAs have been impaired. The projected future cash flows used in the test reflected Con Edison’s expectation that the PG&E PPAs are not likely to be rejected. Based on the test, Con Edison has determined that there was no impairment. If, in the future, one or more of the PG&E PPAs is rejected or any such rejection becomes likely, there will be an impairment of the related intangible assets and could be an impairment of the related non-utility plant. The amount of any such impairment could be material.

Earnings Per Common Share
Con Edison presents basic and diluted earnings per share (EPS) on the face of its consolidated income statement. Basic EPS is calculated by dividing earnings available to common shareholders (“Net income for common stock” on Con Edison’s consolidated income statement) by the weighted average number of Con Edison common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the exercise price.

For the three months ended March 31, 2019 and 2018, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended March 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2019	2018
Net income for common stock	$424	$428
Weighted average common shares outstanding – basic	322.5	310.4
Add: Incremental shares attributable to effect of potentially dilutive securities	0.9	1.2
Adjusted weighted average common shares outstanding – diluted	323.4	311.6
Net Income per common share – basic	$1.31	$1.38
Net Income per common share – diluted	$1.31	$1.37

The computation of diluted EPS for the three months ended March 31, 2019 and 2018 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three months ended March 31, 2019 and 2018, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Beginning balance, accumulated OCI, net of taxes (a)	$(16)	$(26)	$(5)	$(6)
OCI before reclassifications, net of tax of $(1) for Con Edison in 2019 and 2018	2	3	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2018 (a)(b)	2	1	—	—
Current period OCI, net of taxes	4	4	—	—
Ending balance, accumulated OCI, net of taxes	$(12)	$(22)	$(5)	$(6)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.

(b)
For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit cost. See Notes E and F.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At March 31, 2019 and 2018, cash, temporary cash investments and restricted cash for Con Edison and CECONY are as follows:

	At March 31,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Cash and temporary cash investments	$406	$651	$352	$574
Restricted cash (a)	68	32	—	—
Total cash, temporary cash investments and restricted cash	$474	$683	$352	$574

(a)
Restricted cash included cash of Con Edison Development renewable electric production project subsidiaries ($67 million and $31 million at March 31, 2019 and 2018, respectively) that, under the related project debt agreements, is restricted until the various maturity dates of the project debt to being used for normal operating expenses and capital expenditures, debt service, and required reserves. During the pendency of the PG&E bankruptcy, unless the lenders for the related project debt otherwise agree, cash may not be distributed from the related projects to Con Edison Development. See “Long-Lived and Intangible Assets,” above, and Note C. In addition, restricted cash includes O&R's New Jersey utility subsidiary, Rockland Electric Company transition bond charge collections, net of principal, interest, trustee and service fees ($1 million at March 31, 2019 and 2018) that are restricted until the bonds mature in 2019.

Note B – Regulatory Matters
Rate Plans
CECONY – Electric
In April 2019, CECONY preliminarily updated its January 2019 request to the New York State Public Service Commission (NYSPSC) for an electric rate increase effective January 2020. The company decreased its requested January 2020 rate increase by $12 million to $473 million, increased its illustrated January 2021 rate increase by $7 million to $359 million and decreased its illustrated January 2022 rate increase by $14 million to $249 million.

CECONY – Gas
In April 2019, CECONY preliminarily updated its January 2019 request to the NYSPSC for a gas rate increase effective January 2020. The company decreased its requested January 2020 rate increase by $9 million to $201 million, decreased its illustrated January 2021 rate increase by $14 million to $124 million and decreased its illustrated January 2022 rate increase by $1 million to $154 million.

O&R New York – Electric and Gas
In March 2019, the NYSPSC approved the November 2018 joint proposal for new electric and gas rates. The joint proposal provides for electric rate increases of $13.4 million, $8.0 million and $5.8 million, effective January 1, 2019, 2020 and 2021, respectively. The joint proposal provides for a gas rate decrease of $7.5 million, effective January 1, 2019, and gas rate increases of $3.6 million and $0.7 million, effective January 1, 2020 and 2021.

Other Regulatory Matters
In August and November 2017, the NYSPSC issued orders in its proceeding investigating an April 21, 2017 Metropolitan Transportation Authority (MTA) subway power outage. The orders indicated that the investigation determined that the outage was caused by a failure of CECONY’s electricity supply to a subway station, which led to a loss of the subway signals, and that one of the secondary services to the MTA facility had been improperly rerouted and was not properly documented by the company. The orders also indicated that the loss of power to the subway station affected multiple subway lines and caused widespread delays across the subway system. Pursuant to the orders, the company is required to take certain actions, including inspecting, repairing and installing certain electrical equipment that serves the subway system, analyzing power supply and power quality events affecting the MTA’s signaling services, and filing monthly reports with the NYSPSC on all of the company's activities related to the subway system. The company completed the required actions in 2018. Through March 31, 2019, the company incurred costs related to this matter of $270 million. Included in this amount is $31 million in capital and operating and maintenance costs reflected in the company's electric rate plan and $239 million deferred as a regulatory asset that the company is seeking to recover in its pending electric rate proceeding. The company is unable to estimate the amount or range of its possible loss related to this matter. At March 31, 2019, the company had not accrued a liability related to this matter.

In August 2018, the NYSPSC ordered CECONY to begin on January 1, 2019 to credit the company's electric and gas customers, and to begin on October 1, 2018 to credit its steam customers, with the net benefits of the federal Tax Cuts and Jobs Act of 2017 (TCJA) as measured based on amounts reflected in its rate plans prior to the enactment of the TCJA in December 2017. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes. CECONY estimates that its credit of net benefits of the TCJA to its electric, gas and steam customers in 2019 will amount to $259 million, $113 million and $25 million, respectively. CECONY’s net benefits prior to January 1, 2019 allocable to the company’s electric customers ($311 million) are to be deferred and addressed in its pending electric rate proceeding. CECONY’s net benefits prior to January 1, 2019 allocable to the company’s gas customers ($90 million) and net benefits prior to October 1, 2018 allocable to the company’s steam customers ($15 million) are to be amortized over a three-year period. CECONY’s net regulatory liability for future income taxes, including both the protected and unprotected portions, allocable to the company’s electric customers ($2,489 million) is to continue to be deferred and addressed in its pending electric rate proceeding and the amounts allocable to its gas and steam customers ($804 million and $185 million, respectively) are to be amortized over the remaining lives of the related assets (with the amortization period for the unprotected portion subject to review in its pending gas rate proceeding and next steam rate proceeding).

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At March 31, 2019, the Utilities had not accrued a liability related to this matter.

In March 2018, Winter Storms Riley and Quinn caused damage to the Utilities’ electric distribution systems and interrupted service to approximately 209,000 CECONY customers, 93,000 O&R customers and 44,000 RECO customers. At March 31, 2019, CECONY's costs related to March 2018 storms, including Riley and Quinn, amounted to $133 million, including operation and maintenance expenses reflected in its electric rate plan ($15 million), operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan ($84 million), capital expenditures ($29 million) and removal costs ($6 million). At March 31, 2019, O&R and RECO costs related to 2018 storms amounted to $43 million and $17 million, respectively, most of which were deferred as regulatory assets pursuant to their electric rate plans. The NYSPSC investigated the preparation and response to the storms by CECONY, O&R, and other New York electric utilities, including all aspects of their emergency response plans. In April 2019, following the issuance of a NYSPSC staff report on the investigation, the NYSPSC ordered the utilities to show cause why the NYSPSC should not commence a penalty action against them for violating their emergency response plans. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At March 31, 2019, the Utilities had not accrued a liability related to this matter.

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

In March 2019, the NYSPSC ordered CECONY to show cause why the NYSPSC should not commence a penalty action and prudence proceeding against CECONY for alleged violations of gas operator qualification, performance, and inspection requirements. The company is seeking to resolve this matter through settlement negotiations with the NYSPSC staff. Any settlement would be subject to NYSPSC approval. The company is unable to estimate the amount or range of its possible loss related to this matter. At March 31, 2019, the company had not accrued a liability related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at March 31, 2019 and December 31, 2018 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Regulatory assets
Unrecognized pension and other postretirement costs	$2,166	$2,238	$2,052	$2,111
Environmental remediation costs	798	810	706	716
Revenue taxes	299	291	286	278
MTA power reliability deferral	239	229	239	229
Property tax reconciliation	114	101	101	86
Deferred storm costs	77	76	—	—
Municipal infrastructure support costs	75	67	75	67
Pension and other postretirement benefits deferrals	63	73	45	56
System peak reduction and energy efficiency programs	60	72	59	70
Deferred derivative losses	43	17	37	11
Brooklyn Queens demand management program	37	39	37	39
Meadowlands heater odorization project	36	36	36	36
Unamortized loss on reacquired debt	34	36	32	34
Preferred stock redemption	23	23	23	23
Recoverable REV demonstration project costs	20	20	18	18
Gate station upgrade project	18	17	18	17
Indian Point Energy Center program costs	7	13	7	13
Workers’ compensation	6	5	6	5
O&R transition bond charges	1	2	—	—
Other	129	129	118	114
Regulatory assets – noncurrent	4,245	4,294	3,895	3,923
Deferred derivative losses	39	36	29	29
Recoverable energy costs	4	40	—	35
Regulatory assets – current	43	76	29	64
Total Regulatory Assets	$4,288	$4,370	$3,924	$3,987
Regulatory liabilities
Future income tax	$2,496	$2,515	$2,347	$2,363
Allowance for cost of removal less salvage	934	928	795	790
TCJA net benefits*	438	434	417	411
Energy efficiency portfolio standard unencumbered funds	124	127	119	122
Net unbilled revenue deferrals	115	117	115	117
Pension and other postretirement benefit deferrals	62	62	38	40
Net proceeds from sale of property	46	6	46	6
Property tax refunds	45	45	45	45
System benefit charge carrying charge	31	27	28	24
Settlement of prudence proceeding	29	37	29	37
Property tax reconciliation	26	36	26	36
BQDM and REV Demo reconciliations	20	18	20	18
Earnings sharing - electric, gas and steam	19	36	10	27
Carrying charges on repair allowance and bonus depreciation	15	21	14	21
Settlement of gas proceedings	15	15	15	15
New York State income tax rate change	12	17	12	17
Unrecognized other postretirement costs	11	7	6	7
Base rate change deferrals	7	10	7	10
Other	168	183	131	152
Regulatory liabilities – noncurrent	4,613	4,641	4,220	4,258
Revenue decoupling mechanism	34	53	22	36
Refundable energy costs	83	31	51	8
Deferred derivative gains	35	30	32	29
Regulatory liabilities – current	152	114	105	73
Total Regulatory Liabilities	$4,765	$4,755	$4,325	$4,331
* See "Other Regulatory Matters," above.

Note C – Capitalization
In February 2019, Con Edison borrowed $825 million under a two-year variable-rate term loan to fund the repayment of a 6-month variable-rate term loan.

In March 2019, Con Edison issued 5,649,369 shares of its common stock for $425 million upon physical settlement of the remaining shares subject to its November 2018 forward sale agreements.

The carrying amounts and fair values of long-term debt at March 31, 2019 and December 31, 2018 were:

(Millions of Dollars)	2019		2018
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$18,962	$20,304	$18,145	$18,740
CECONY	$14,153	$15,371	$14,151	$14,685

(a)
Amounts shown are net of unamortized debt expense and unamortized debt discount of $181 million and $137 million for Con Edison and CECONY, respectively, as of March 31, 2019 and $185 million and $139 million for Con Edison and CECONY, respectively, as of December 31, 2018.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at March 31, 2019 are classified as Level 2 (see Note M).

At December 31, 2018, the Clean Energy Businesses had $2,076 million of non-recourse project debt secured by the pledge of the applicable renewable energy production projects, of which $1,965 million was included in long-term debt and $111 million was included in long-term debt due within one year in Con Edison's consolidated balance sheet. As a result of the January 2019 PG&E bankruptcy (see "Long-Lived and Intangible Assets" in Note A), during the first quarter of 2019, Con Edison reclassified on its consolidated balance sheet the PG&E-related project debt that was included in long-term debt to long-term debt due within one year. At March 31, 2019, long-term debt due within one year included $1,041 million of PG&E-related project debt. The lenders for the PG&E-related project debt may, upon written notice, declare principal and interest on the PG&E-related project debt to be due and payable immediately and, if such amounts are not timely paid, foreclose on the related projects. The company is seeking to negotiate agreements with the PG&E-related project debt lenders pursuant to which the lenders would defer exercising these remedies.

Note D – Short-Term Borrowing
At March 31, 2019, Con Edison had $1,435 million of commercial paper outstanding of which $1,085 million was outstanding under CECONY’s program. The weighted average interest rate at March 31, 2019 was 2.7 percent for both Con Edison and CECONY. At December 31, 2018, Con Edison had $1,741 million of commercial paper outstanding of which $1,192 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2018 was 3.0 percent for both Con Edison and CECONY.
At March 31, 2019 and December 31, 2018, no loans were outstanding under the Companies' December 2016 credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of March 31, 2019 and December 31, 2018. In April 2019, the termination date of the Credit Agreement was extended from December 2022 to December 2023 with respect to banks with aggregate commitments of $2,200 million.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Service cost – including administrative expenses	$62	$72	$58	$68
Interest cost on projected benefit obligation	150	140	141	131
Expected return on plan assets	(247)	(258)	(234)	(245)
Recognition of net actuarial loss	130	172	123	163
Recognition of prior service cost/(credit)	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST	$91	$122	$83	$112
Cost capitalized	(26)	(31)	(24)	(29)
Reconciliation to rate level	(5)	(23)	(4)	(25)
Total expense recognized	$60	$68	$55	$58

Components of net periodic benefit cost other than service cost are presented outside of operating income on the Companies' consolidated income statements, and only the service cost component is eligible for capitalization. Accordingly, the service cost component is included in the line "Other operations and maintenance" and the non-service cost components are included in the line "Other deductions" in the Companies' consolidated income statements.

Expected Contributions
Based on estimates as of March 31, 2019, the Companies expect to make contributions to the pension plans during 2019 of $350 million (of which $318 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first three months of 2019, the Companies contributed $4 million to the pension plans, of which $3 million was made by CECONY.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Service cost	$4	$5	$3	$3
Interest cost on accumulated other postretirement benefit obligation	11	11	9	9
Expected return on plan assets	(16)	(18)	(14)	(16)
Recognition of net actuarial loss/(gain)	(2)	2	(2)	1
Recognition of prior service cost/(credit)	(1)	(2)	—	(1)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$(4)	$(2)	$(4)	$(4)
Cost capitalized	(2)	(2)	(2)	(2)
Reconciliation to rate level	3	2	2	3
Total expense/(credit) recognized	$(3)	$(2)	$(4)	$(3)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Contributions
Based on estimates as of March 31, 2019, Con Edison and CECONY expect to make contributions of $10 million (of which $7 million is to be made by CECONY) to the other postretirement benefit plans in 2019. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2019 and December 31, 2018 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Accrued Liabilities:
Manufactured gas plant sites	$687	$689	$602	$603
Other Superfund Sites	89	90	89	90
Total	$776	$779	$691	$693
Regulatory assets	$798	$810	$706	$716
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
Environmental remediation costs incurred related to Superfund Sites for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Remediation costs incurred	$3	$3	$2	$3

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three months ended March 31, 2019 and 2018.
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

Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At March 31, 2019, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2019 and December 31, 2018 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$80	$79	$76	$75
Regulatory assets – workers’ compensation	$6	$5	$6	$5

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At March 31, 2019, the company had not accrued a liability for damages related to the incident.

Manhattan Steam Main Rupture
In July 2018, a CECONY steam main located on Fifth Avenue and 21st Street in Manhattan ruptured. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of buildings and streets for various periods. The NYSPSC has commenced an investigation. As of March 31, 2019, with respect to the incident, the company incurred estimated operating costs of $16 million for property damage, clean- up and other response costs and invested $9 million in capital and retirement costs. The company has notified its insurers of the incident and believes that the policies currently in force will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages to others in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At March 31, 2019, the company had not accrued a liability related to the incident.

Other Contingencies
For information about the PG&E bankruptcy, see "Long-Lived and Intangible Assets" in Note A and Note C. Also, for additional contingencies, see "Other Regulatory Matters" in Note B and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements totaled $2,199 million and $2,439 million at March 31, 2019 and December 31, 2018, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these agreements at March 31, 2019 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$539	$337	$—	$876
Energy transactions	490	19	200	709
Renewable electric production projects	142	—	402	544
Other	70	—	—	70
Total	$1,241	$356	$602	$2,199
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

Note I – Leases
In January 2019, the Companies adopted Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842),” including the amendments thereto, using a modified retrospective transition method of adoption that required no prior period adjustments or charges to retained earnings for cumulative impact. The standard supersedes the lease requirements within ASC Topic 840, “Leases.”

The Companies lease electric transmission facilities, gas distribution facilities, land, office buildings and equipment. Upon adoption of Topic 842, the Companies recognized lease right-of-use assets and lease liabilities on their consolidated balance sheets for virtually all of their leases (other than leases that meet the definition of a short-term lease, the expense for which was immaterial). A lease right-of-use asset represents a right to use an identifiable underlying asset and obtain substantially all of the economic benefits from the use of that asset for the lease term. A lease liability represents an obligation to make lease payments arising from the lease. Leases are classified as either operating leases or finance leases. Operating leases are included in operating lease right-of-use asset and operating lease liabilities on the Companies’ consolidated balance sheets. Finance leases are included in other noncurrent assets, other current liabilities and other noncurrent liabilities. The Utilities, as regulated entities, are permitted to continue to recognize expense for operating leases using the timing that conforms to the regulatory rate treatment (with the amortization of the lease asset based on the rental payments recovered from our customers) and to account the same way for finance leases. Lessor accounting is similar to the previous model, but updated to align with ASC Topic 606 “Revenue from Contracts with Customers."

The Companies elected the following practical expedients: (1) a package of practical expedients that allows the Companies to not reassess: (a) whether expired or existing contracts contained leases; (b) the lease classification for expired or existing leases and (c) the initial direct costs for existing leases; (2) for all underlying asset classes, an expedient that allows the Companies to not apply the recognition requirements to short-term leases and an expedient that will allow the Companies to account for lease and associated non-lease components as a single lease component; (3) an expedient that allows the use of hindsight to determine lease term; and (4) an expedient that allows the Companies to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840.

The Companies, upon adoption of Topic 842 recognized, and for new operating leases at commencement date recognize, operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term. As most of the Companies’ leases do not provide an implicit rate, the Companies used their collateralized incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Most of the Companies’ leases have remaining lease terms of one year to 35 years, and may include options to renew or extend the leases for up to five years at the fair rental value. The Companies' lease terms may include options to renew, extend or terminate the lease when it is reasonably certain that the Companies will exercise that option. There were no leases with material variable lease payments or residual value guarantees.

Operating lease cost and cash paid for amounts included in the measurement of lease liabilities were as follows for Con Edison and CECONY for the three months ended March 31, 2019:

(Millions of Dollars)	Con Edison	CECONY
Operating lease cost	$21	$16
Operating lease cash flows	$8	$4

As of March 31, 2019, assets recorded as finance leases for Con Edison and CECONY were $2 million and $1 million, respectively, and the accumulated depreciation associated with finance leases for Con Edison and CECONY were $4 million and $3 million, respectively. For the three months ended March 31, 2019, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for lease obligations were immaterial for Con Edison and CECONY for the three months ended March 31, 2019.

Other information related to leases for Con Edison and CECONY at March 31, 2019 was as follows:

	Con Edison	CECONY
Weighted Average Remaining Lease Term:
Operating leases	19.3 years	14.7 years
Finance leases	10.0 years	2.5 years
Weighted Average Discount Rate:
Operating leases	4.3%	3.6%
Finance leases	4.2%	5.3%

Future minimum lease payments under non-cancellable leases at March 31, 2019 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending March 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2020	$79	$1	$58	$1
2021	74	—	58	—
2022	71	—	55	—
2023	69	—	53	—
2024	68	—	53	—
All years thereafter	973	1	553	—
Total future minimum lease payments	$1,334	$2	$830	$1
Less: imputed interest	(459)	—	(191)	—
Total	$875	$2	$639	$1
Reported as of March 31, 2019
Operating lease liabilities (current)	$50	$—	$41	$—
Operating lease liabilities (noncurrent)	825	—	598	—
Other current liabilities	—	1	—	1
Other noncurrent liabilities	—	1	—	—
Total	$875	$2	$639	$1
At March 31, 2019, the Companies do not have material obligations under operating or finance leases that have not yet commenced.
The future minimum lease commitments at December 31, 2018, accounted for under Topic 840, for the Companies’ operating lease agreements that are not cancellable by the Companies were as follows:

(Millions of Dollars)	Con Edison	CECONY
2019	$72	$56
2020	72	56
2021	71	54
2022	68	53
2023	68	53
All years thereafter	890	592
Total	$1,241	$864
The Companies are lessors under certain leases whereby the Companies own real estate and lease portions of it to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three months ended March 31, 2019.

Note J – Income Tax
Con Edison’s income tax expense decreased to $108 million for the three months ended March 31, 2019 from $117 million for the three months ended March 31, 2018. The decrease in income tax expense is primarily due to lower income before income tax expense (excluding income attributable to noncontrolling interest (see Note N)), an increase in the amortization of excess deferred federal income taxes due to the TCJA and higher renewable energy credits, offset in part by higher state income taxes.

CECONY’s income tax expense increased to $124 million for the three months ended March 31, 2019 from $119 million for the three months ended March 31, 2018. The increase in income tax expense is primarily due to higher income before income tax expense and higher state income taxes, offset in part by an increase in the amortization of excess deferred federal income taxes due to the TCJA.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended March 31, is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2019	2018	2019	2018
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax	5	4	6	5
Cost of removal	1	1	1	1
Other plant-related items	(1)	—	—	(1)
Renewable energy credits	(1)	(1)	—	—
Amortization of excess deferred federal income taxes	(4)	(3)	(4)	(3)
Other	(1)	(1)	(1)	—
Effective tax rate	20%	21%	23%	23%

CECONY, O&R and RECO deferred as regulatory liabilities their estimated net benefits under the TCJA for the three months ended March 31, 2018. CECONY continued to defer its estimated net benefits for its electric service for the three months ended March 31, 2019. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes the utilities collected from customers that will not need to be paid to the Internal Revenue Service under the TCJA. See “Other Regulatory Matters” in Note B.

Uncertain Tax Positions
At March 31, 2019, the estimated liability for uncertain tax positions for Con Edison was $7 million ($4 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $4 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations and resolution of state refund claims, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is approximately $2 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $7 million ($6 million, net of federal taxes).
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three months ended March 31, 2019, the Companies recognized no interest expense or penalties for uncertain tax positions in their consolidated income statements. At March 31, 2019 and December 31, 2018, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018
CECONY
Electric	$1,797	$1,729	$4	$4	$257	$240	$257	$254
Gas	921	841	2	1	55	49	344	321
Steam	321	314	18	19	22	21	125	130
Consolidation adjustments	—	—	(24)	(24)	—	—	—	—
Total CECONY	$3,039	$2,884	$—	$—	$334	$310	$726	$705
O&R
Electric	$145	$149	$—	$—	$15	$14	$16	$8
Gas	113	97	—	—	6	5	38	36
Total O&R	$258	$246	$—	$—	$21	$19	$54	$44
Clean Energy Businesses	$217	$233	$—	$—	$58	$19	$11	$9
Con Edison Transmission	1	1	—	—	—	—	(2)	(1)
Other (a)	(1)	—	—	—	—	—	(3)	(2)
Total Con Edison	$3,514	$3,364	$—	$—	$413	$348	$786	$755
(a) Parent company and consolidation adjustments. Other does not represent a business segment.

Note L – Derivative Instruments and Hedging Activities
Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. Derivatives are recognized on the consolidated balance sheet at fair value (see Note M), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules.

In August 2017, the FASB issued amendments to the guidance for derivatives and hedging through ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this update provide greater clarification on hedge accounting for risk components, presentation and disclosure of hedging instruments, and overall targeted improvements to simplify hedge accounting. The amendment was effective for reporting periods beginning after December 15, 2018. The application of the guidance did not have a material impact on the Companies’ financial position, results of operations and liquidity because the Companies do not elect hedge accounting for their derivative instruments and hedging activities.

The fair values of the Companies’ commodity derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at March 31, 2019 and December 31, 2018 were:

(Millions of Dollars)	2019				2018
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$72	$(37)	$35	(b)	$43	$(14)	$29	(b)
Noncurrent	6	(5)	1	(c)	14	(7)	7	(d)
Total fair value of derivative assets	$78	$(42)	$36		$57	$(21)	$36
Fair value of derivative liabilities
Current	$(78)	$32	$(46)		$(61)	$11	$(50)
Noncurrent	(44)	7	(37)	(c)	(19)	9	(10)	(d)
Total fair value of derivative liabilities	$(122)	$39	$(83)		$(80)	$20	$(60)
Net fair value derivative assets/(liabilities)	$(44)	$(3)	$(47)		$(23)	$(1)	$(24)
CECONY
Fair value of derivative assets
Current	$62	$(31)	$31	(b)	$25	$(6)	$19	(b)
Noncurrent	4	(4)	—		11	(5)	6
Total fair value of derivative assets	$66	$(35)	$31		$36	$(11)	$25
Fair value of derivative liabilities
Current	$(53)	$29	$(24)		$(31)	$6	$(25)
Noncurrent	(37)	5	(32)		(12)	6	(6)
Total fair value of derivative liabilities	$(90)	$34	$(56)		$(43)	$12	$(31)
Net fair value derivative assets/(liabilities)	$(24)	$(1)	$(25)		$(7)	$1	$(6)

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

(b)
At March 31, 2019 and December 31, 2018, margin deposits for Con Edison ($4 million and $7 million, respectively) and CECONY ($4 million and $6 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)	Does not include interest rate swaps of $1 million in noncurrent assets and $(14) million in noncurrent liabilities (see below).

(d)	Does not include interest rate swaps of $2 million in noncurrent assets and $(6) million in noncurrent liabilities (see below).

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

The following table presents the realized and unrealized gains or losses on commodity derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2019 and 2018:

		For the Three Months Ended March 31,
		Con Edison				CECONY
(Millions of Dollars)	Balance Sheet Location	2019		2018		2019	2018
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$5		$(22)		$3	$(22)
Noncurrent	Deferred derivative gains	(6)		(2)		(5)	(1)
Total deferred gains/(losses)		$(1)		$(24)		$(2)	$(23)
Current	Deferred derivative losses	$(3)		$(48)		$—	$(44)
Current	Recoverable energy costs	(18)		25		(14)	25
Noncurrent	Deferred derivative losses	(26)		(51)		(26)	(49)
Total deferred gains/(losses)		$(47)		$(74)		$(40)	$(68)
Net deferred gains/(losses)		$(48)		$(98)		$(42)	$(91)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Purchased power expense	$—		$—		$—	$—
	Gas purchased for resale	(3)		—		—	—
	Non-utility revenue	9	(a)	4	(b)	—	—
Total pre-tax gains/(losses) recognized in income		$6		$4		$—	$—

(a)	For the three months ended March 31, 2019, Con Edison recorded unrealized pre-tax losses in non-utility operating revenue ($1 million).

(b)	For the three months ended March 31, 2018, Con Edison recorded an immaterial unrealized pre-tax gain in non-utility operating revenue.

The following table presents the hedged volume of Con Edison’s and CECONY’s derivative transactions at March 31, 2019:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	26,349,795	21,573	140,301,096	8,736,000
CECONY	24,284,875	10,200	130,060,000	8,736,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

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
At March 31, 2019, Con Edison and CECONY had $115 million and $11 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $38 million with investment-grade counterparties, $32 million with independent system operators, $32 million with non-investment grade/non-rated counterparties and $13 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $6 million with commodity exchange brokers and $5 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at March 31, 2019:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$55		$42
Collateral posted	26		19
Additional collateral (b) (downgrade one level from current ratings)	—		—
Additional collateral (b) (downgrade to below investment grade from current ratings)	44	(c)	28	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $1 million at March 31, 2019. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At March 31, 2019, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $14 million.

Interest Rate Swaps
In December 2018, the Clean Energy Businesses acquired Sempra Solar Holdings, LLC, which holds interest rate swaps that terminate in 2025, 2028 and 2035. The fair value of these interest rate swaps were a net liability of $13 million and $5 million as of March 31, 2019 and December 31, 2018, respectively, on Con Edison's consolidated balance sheet.

In December 2016, the Clean Energy Businesses acquired Coram Wind, which holds an interest rate swap that terminates in June 2024, pursuant to which it pays a fixed-rate of 2.0855 percent and receives a LIBOR-based variable rate. The fair value of this interest rate swap was an immaterial amount and a net asset of $1 million as of March 31, 2019 and December 31, 2018, respectively, on Con Edison’s consolidated balance sheet.

Note M – Fair Value Measurements
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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are summarized below.

	2019					2018
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$5	$39	$2	$(6)	$40	$6	$36	$7	$(6)	$43
Interest rate swap (a)(b)(c)(f)	—	1	—	—	1	—	2	—	—	2
Other (a)(b)(d)	307	117	—	—	424	287	114	—	—	401
Total assets	$312	$157	$2	$(6)	$465	$293	$152	$7	$(6)	$446
Derivative liabilities:
Commodity (a)(b)(c)	$5	$63	$21	$(6)	$83	$8	$43	$20	$(11)	$60
Interest rate swap (a)(b)(c)(f)	—	14	—	—	14	—	6	—	—	6
Total liabilities	$5	$77	$21	$(6)	$97	$8	$49	$20	$(11)	$66
CECONY
Derivative assets:
Commodity (a)(b)(c)	$3	$33	$1	$(2)	$35	$3	$28	$1	$(1)	$31
Other (a)(b)(d)	287	111	—	—	398	267	109	—	—	376
Total assets	$290	$144	$1	$(2)	$433	$270	$137	$1	$(1)	$407
Derivative liabilities:
Commodity (a)(b)(c)	$2	$53	$6	$(4)	$57	$5	$30	$3	$(6)	$32

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had no transfers between levels 1, 2, and 3 during the three months ended March 31, 2019. Con Edison and CECONY had $2 million of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2018 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of December 31, 2017 to less than three years as of December 31, 2018.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2019 and December 31, 2018, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

(d)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.

(e)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

(f)	See Note L.

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

	Fair Value of Level 3 at March 31, 2019	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(16)	Discounted Cash Flow	Forward energy prices (a)	$20.11-$32.31 per MWh
		Discounted Cash Flow	Forward capacity prices (a)	$0.75-$4.85 per kW-month
Natural Gas	(4)	Discounted Cash Flow	Forward natural gas prices (a)	$1.27-$2.81 per Dt
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.04-$2.9 per MWh
Total Con Edison—Commodity	$(19)
CECONY – Commodity
Electricity	$(6)	Discounted Cash Flow	Forward capacity prices (a)	$0.75-$4.85 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.27-$2.90 per MWh
Total CECONY—Commodity	$(5)

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2019 and 2018 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Beginning balance as of January 1,	$(13)	$1	$(2)	$4
Included in earnings	(4)	2	—	2
Included in regulatory assets and liabilities	(5)	2	(3)	(1)
Settlements	3	(1)	—	(2)
Transfer out of level 3	—	(1)	—	(1)
Ending balance as of March 31,	$(19)	$3	$(5)	$2

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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($1 million loss and $2 million gain) and purchased power costs (immaterial for both periods) on the consolidated income statement for the three months ended March 31, 2019 and 2018, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at March 31, 2019 and 2018 is included in non-utility revenues ($1 million loss and $1 million gain) and purchased power costs (immaterial for both periods) on the consolidated income statement for the three months ended March 31, 2019 and 2018, respectively.

Note N – Variable Interest Entities
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

Con Edison Development
Con Edison has a variable interest in OCI Solar San Antonio 4 LLC (Texas Solar 4), which is a consolidated entity in which Con Edison Development has an 80 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 is held by a Con Edison Development subsidiary. Texas Solar 4 owns a project company that developed a 40 MW (AC) solar electric production project. Electricity generated by the project is sold pursuant to a long-term power purchase agreement. Con Edison's earnings from Texas Solar 4 for the three months ended March 31, 2019 and 2018 were immaterial.

In December 2018, a Con Edison Development subsidiary completed its acquisition of Sempra Solar Holdings, LLC. Included in the acquisition were certain operating projects (Tax Equity Projects) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects are consolidated entities in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects is held by Con Edison Development subsidiaries. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements. For the three months ended March 31, 2019, the hypothetical liquidation at book value (HLBV) method of accounting for the Tax Equity Projects resulted in $21 million of income($16 million, after-tax) for the tax equity investor and a $19 million loss ($14 million, after-tax) for Con Edison.

At March 31, 2019 and December 31, 2018, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)		Texas Solar 4 (c)(f)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018
Restricted cash	$—	$—	$—	$—	$6	$4
Non-utility property, less accumulated depreciation (g)(h)	311	313	492	492	95	98
Other assets	36	18	109	97	10	9
Total assets (a)	$347	$331	$601	$589	$111	$111
Long-term debt due within one year	$—	$—	$—	$—	$2	$2
Other liabilities	33	17	45	33	28	26
Long-term debt	—	—	—	—	56	56
Total liabilities (b)	$33	$17	$45	$33	$86	$84

(a)	The assets of the Tax Equity Projects and Texas Solar 4 represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.

(b)	The liabilities of the Tax Equity Projects and Texas Solar 4 represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.

(c)	Con Edison did not provide any financial or other support during the year that was not previously contractually required.

(d)	Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $39 million and $33 million at March 31, 2019 and December 31, 2018, respectively.

(e)
Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $83 million and $71 million at March 31, 2019 and December 31, 2018, respectively.

(f)	Noncontrolling interest of the third party was $7 million at March 31, 2019 and December 31, 2018.

(g)	Non-utility property is reduced by accumulated depreciation of $3 million for Great Valley Solar, $4 million for Copper Mountain - Mesquite Solar and $16 million for Texas Solar 4 at March 31, 2019.

(h)
Non-utility property is reduced by accumulated depreciation of $1 million for Great Valley Solar, $1 million for Copper Mountain - Mesquite Solar and $15 million for Texas Solar 4 at December 31, 2018.

Note O – New Financial Accounting Standards
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

In August 2018, the FASB issued amendments to the guidance for internal use software through ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. For public entities, the amendments are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Companies elected to adopt the amendments in 2018, prospectively for all in-scope implementation costs incurred after the date of adoption. The impact of adoption on the Companies’ financial position, results of operations and liquidity was immaterial.

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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2018 (File Nos. 1-14514 and 1-1217, the Form 10-K).

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

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 21,323 MMlb of steam annually to approximately 1,616 customers in parts of Manhattan.

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

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and is proposing to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC, a joint venture that owns and operates an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation which owns and operates a gas storage facility in upstate New York. In addition, CET Gas owns a 12.5 percent interest in Mountain Valley Pipeline LLC, a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended March 31, 2019				At March 31, 2019
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$3,039	86%	$412	97%	$44,122	80%
O&R	258	8	32	8	2,882	5
Total Utilities	3,297	94	444	105	47,004	85
Clean Energy Businesses (a)	217	6	(35)	(8)	6,351	12
Con Edison Transmission	1	—	13	3	1,444	3
Other (b)	(1)	—	2	—	267	—
Total Con Edison	$3,514	100%	$424	100%	$55,066	100%

(a)
Net income for common stock from the Clean Energy Businesses for the three months ended March 31, 2019 includes $(8) million of net after-tax mark-to-market losses and reflects $16 million (after-tax) of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note N to the First Quarter Financial Statements.

(b)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income for common stock and earnings per share for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	2019	2018	2019	2018
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share
CECONY	$412	$389	$1.28	$1.26
O&R	32	23	0.10	0.07
Clean Energy Businesses (a)	(35)	6	(0.12)	0.02
Con Edison Transmission	13	11	0.04	0.03
Other (b)	2	(1)	0.01	—
Con Edison (c)	$424	$428	$1.31	$1.38

(a)
Net income for common stock from the Clean Energy Businesses for the three months ended March 31, 2019 includes $(8) million or $(0.03) of net after-tax mark-to-market losses and reflects $16 million or $0.05 a share (after-tax) of income attributable to the non-

controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note N to the First Quarter Financial Statements.

(b)	Other includes parent company and consolidation adjustments.

(c)	Earnings per share on a diluted basis were $1.31 a share and $1.37 a share for the three months ended March 31, 2019 and 2018, respectively.

The following table presents the estimated effect of major factors on earnings per share and net income for common stock for the three months ended March 31, 2019 period as compared with the 2018 period.

Variation for the Three Months Ended March 31, 2019 vs. 2018
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.25	$78
Reflects higher electric and gas net base revenues of $0.14 a share and $0.10 a share, respectively, and growth in the number of gas customers of $0.01 a share, due primarily to electric and gas base rates increases in January 2019 under the company's rate plans.

Weather impact on steam revenues	(0.02)	(5)	Steam revenues were $(0.01) a share lower in the 2019 period due to the estimated impact of warmer than normal winter weather.
Operations and maintenance expenses	(0.07)	(21)	Reflects higher cost for stock-based compensation of $(0.04) a share and pension and other postretirement benefits of $(0.04) a share, offset, in part, by lower storm-related costs of $0.02 a share.
Depreciation, property taxes and other tax matters	(0.14)	(44)	Reflects higher property taxes of $(0.07) a share and higher depreciation and amortization expense of $(0.06) a share, and lower New York State sales and use tax refunds of $(0.02) a share.
Other	—	15
Reflects primarily lower costs associated with components of pension and other postretirement benefits other than service cost of $0.05 a share, offset by the dilutive effect of Con Edison's stock issuances of $(0.05) a share.

Total CECONY	0.02	23
O&R (a)
Changes in rate plans	—	2	Reflects primarily electric base rate increase, offset, in part, by gas base rate decrease under the company's new rate plans, effective January 1, 2019.
Operations and maintenance expenses	0.03	7	Reflects primarily lower storm-related costs of $0.02 a share and lower pension costs of $0.01 a share.
Depreciation, property taxes and other tax matters	—	(1)
Other	—	1
Total O&R	0.03	9
Clean Energy Businesses
Operating revenues less energy costs	(0.05)	(16)
Reflects primarily lower engineering, procurement and construction services revenues of $(0.21) a share, offset, in part, by higher renewable electric production projects revenues of $0.15 a share and higher wholesale revenues of $0.02 a share.

Operations and maintenance expenses	0.15	47	Reflects primarily lower engineering, procurement and construction costs.
Depreciation and amortization	(0.09)	(30)	Reflects an increase in renewable electric production projects due to the December 2018 acquisition of Sempra Solar Holdings, LLC.
Net interest expense	(0.08)	(24)	Reflects primarily an increase in debt due to the December 2018 acquisition of Sempra Solar Holdings, LLC.
HLBV effects	(0.05)	(16)
Other	(0.02)	(2)
Total Clean Energy Businesses	(0.14)	(41)
Con Edison Transmission	0.01	2	Reflects income from equity investments.
Other, including parent company expenses	0.01	3	Reflects lower state income taxes.
Total Reported (GAAP basis)	$(0.07)	$(4)

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

The Companies’ other operations and maintenance expenses for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2019	2018
CECONY
Operations	$398	$393
Pensions and other postretirement benefits	33	18
Health care and other benefits	38	39
Regulatory fees and assessments (a)	114	109
Other	76	71
Total CECONY	659	630
O&R	71	81
Clean Energy Businesses (b)	61	124
Con Edison Transmission	3	2
Other (c)	—	(1)
Total other operations and maintenance expenses	$794	$836

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	The decrease in operations and maintenance for the three months ended March 31, 2019 compared with the 2018 period is due primarily to lower engineering, procurement and construction costs.

(c)	Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three months ended March 31, 2019 and 2018 follows. For additional business segment financial information, see Note K to the First Quarter Financial Statements.

The Companies’ results of operations for the three months ended March 31, 2019 and 2018 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues	$3,039	$2,884	$258	$246	$217	$233	$1	$1	$(1)	$—	$3,514	$3,364
Purchased power	322	303	46	50	—	—	—	—	—	—	368	353
Fuel	106	124	—	—	—	—	—	—	—	—	106	124
Gas purchased for resale	317	273	44	29	81	76	—	—	—	—	442	378
Other operations and maintenance	659	630	71	81	61	124	3	2	—	(1)	794	836
Depreciation and amortization	334	310	21	19	58	19	—	—	—	—	413	348
Taxes, other than income taxes	575	539	22	23	6	5	—	—	2	3	605	570
Operating income	726	705	54	44	11	9	(2)	(1)	(3)	(2)	786	755
Other income less deductions	(7)	(31)	(3)	(5)	1	2	25	20	(2)	(1)	14	(15)
Net interest expense	183	166	10	9	46	13	5	4	3	3	247	195
Income before income tax expense	536	508	41	30	(34)	(2)	18	15	(8)	(6)	553	545
Income tax expense	124	119	9	7	(20)	(8)	5	4	(10)	(5)	108	117
Net income	$412	$389	$32	$23	$(14)	$6	$13	$11	$2	$(1)	$445	$428
Income attributable to non-controlling interest	—	—	—	—	21	—	—	—	—	—	21	—
Net income for common stock	$412	$389	$32	$23	$(35)	$6	$13	$11	$2	$(1)	$424	$428

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended March 31, 2019				For the Three Months Ended March 31, 2018
(Millions of Dollars)	Electric	Gas	Steam	2019 Total	Electric	Gas	Steam	2018 Total	2019-2018 Variation
Operating revenues	$1,797	$921	$321	$3,039	$1,729	$841	$314	$2,884	$155
Purchased power	310	—	12	322	289	—	14	303	19
Fuel	33	—	73	106	58	—	66	124	(18)
Gas purchased for resale	—	317	—	317	—	273	—	273	44
Other operations and maintenance	507	106	46	659	479	108	43	630	29
Depreciation and amortization	257	55	22	334	240	49	21	310	24
Taxes, other than income taxes	433	99	43	575	409	90	40	539	36
Operating income	$257	$344	$125	$726	$254	$321	$130	$705	$21

Electric
CECONY’s results of electric operations for the three months ended March 31, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2019	March 31, 2018	Variation
Operating revenues	$1,797	$1,729	$68
Purchased power	310	289	21
Fuel	33	58	(25)
Other operations and maintenance	507	479	28
Depreciation and amortization	257	240	17
Taxes, other than income taxes	433	409	24
Electric operating income	$257	$254	$3

CECONY’s electric sales and deliveries for the three months ended March 31, 2019 compared with the 2018 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2019	March 31, 2018	Variation	Percent Variation		March 31, 2019	March 31, 2018	Variation	Percent Variation
Residential/Religious (b)	2,415	2,410	5	0.2%		$596	$623	$(27)	(4.3)%
Commercial/Industrial	2,460	2,415	45	1.9		421	453	(32)	(7.1)
Retail choice customers	5,979	6,276	(297)	(4.7)		507	557	(50)	(9.0)
NYPA, Municipal Agency and other sales	2,410	2,585	(175)	(6.8)		135	131	4	3.1
Other operating revenues (c)	—	—	—	—		138	(35)	173	Large
Total	13,264	13,686	(422)	(3.1)%	(d)	$1,797	$1,729	$68	3.9%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 2.8 percent in the three months ended March 31, 2019 compared with the 2018 period.

Operating revenues increased $68 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to an increase in revenues from rate plans ($69 million) and higher purchased power expenses ($21 million), offset in part by lower fuel expenses ($25 million).

Purchased power expenses increased $21 million in the three months ended March 31, 2019 compared with the 2018 period due to higher purchased volumes ($50 million), offset by lower unit costs ($29 million).

Fuel expenses decreased $25 million in the three months ended March 31, 2019 compared with the 2018 period due to lower unit costs ($23 million) and purchased volumes from the company's electric generating facilities ($2 million).

Other operations and maintenance expenses increased $28 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher cost for pension and other postretirement benefits ($17 million) and stock-based compensation ($13 million).

Depreciation and amortization increased $17 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $24 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher property taxes ($17 million), the absence of a sales and use tax refund received in 2018 ($6 million) and lower deferral of under-collected property taxes ($5 million), offset in part by lower payroll taxes ($2 million) and state and local taxes ($2 million).

Gas
CECONY’s results of gas operations for the three months ended March 31, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2019	March 31, 2018	Variation
Operating revenues	$921	$841	$80
Gas purchased for resale	317	273	44
Other operations and maintenance	106	108	(2)
Depreciation and amortization	55	49	6
Taxes, other than income taxes	99	90	9
Gas operating income	$344	$321	$23

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2019 compared with the 2018 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2019	March 31, 2018	Variation	Percent Variation		March 31, 2019	March 31, 2018	Variation	Percent Variation
Residential	27,306	27,227	79	0.3%		$438	$390	$48	12.3%
General	14,425	14,513	(88)	(0.6)		178	154	24	15.6
Firm transportation	35,308	34,791	517	1.5		253	260	(7)	(2.7)
Total firm sales and transportation	77,039	76,531	508	0.7	(b)	869	804	65	8.1
Interruptible sales (c)	3,730	1,492	2,238	Large		20	12	8	66.7
NYPA	7,452	4,813	2,639	54.8		1	1	—	—
Generation plants	11,699	12,404	(705)	(5.7)		5	6	(1)	(16.7)
Other	6,313	6,016	297	4.9		10	9	1	11.1
Other operating revenues (d)	—	—	—	—		16	9	7	77.8
Total	106,233	101,256	4,977	4.9%		$921	$841	$80	9.5%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 2.2 percent in the three months ended March 31, 2019 compared with the 2018 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 1,213 thousands and 2,526 thousands of Dt for the 2019 and 2018 periods, respectively, which are also reflected in firm transportation and other.

(d)	Other gas operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plans.

Operating revenues increased $80 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher gas purchased for resale expense ($44 million) and an increase in revenues from rate plans ($35 million).

Gas purchased for resale increased $44 million in the three months ended March 31, 2019 compared with the 2018 period due to higher unit costs ($39 million) and purchased volumes ($5 million).

Other operations and maintenance expenses decreased $2 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to lower surcharges for assessments and fees that are collected in revenues from customers ($8 million), offset in part by higher municipal infrastructure support costs ($3 million) and stock-based compensation ($3 million).

Depreciation and amortization increased $6 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $9 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher property taxes ($10 million), state and local taxes ($2 million) and the absence of a sales and use tax refund received in 2018 ($1 million), offset in part by higher deferral of under-collected property taxes ($3 million).

Steam
CECONY’s results of steam operations for the three months ended March 31, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2019	March 31, 2018	Variation
Operating revenues	$321	$314	$7
Purchased power	12	14	(2)
Fuel	73	66	7
Other operations and maintenance	46	43	3
Depreciation and amortization	22	21	1
Taxes, other than income taxes	43	40	3
Steam operating income	$125	$130	$(5)

CECONY’s steam sales and deliveries for the three months ended March 31, 2019 compared with the 2018 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2019	March 31, 2018	Variation	Percent Variation		March 31, 2019	March 31, 2018	Variation	Percent Variation
General	327	338	(11)	(3.3)%		$15	$16	$(1)	(6.3)%
Apartment house	2,576	2,712	(136)	(5.0)		82	84	(2)	(2.4)
Annual power	5,654	5,947	(293)	(4.9)		208	216	(8)	(3.7)
Other operating revenues (a)	—	—	—	—		16	(2)	18	Large
Total	8,557	8,997	(440)	(4.9)%	(b)	$321	$314	$7	2.2%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 3.5 percent in the three months ended March 31, 2019 compared with the 2018 period.

Operating revenues increased $7 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher fuel expenses ($7 million) and lower regulatory reserve related to steam earnings sharing ($3 million), offset in part by lower purchased power expenses ($2 million).

Purchased power decreased $2 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to lower unit costs ($1 million) and purchased volumes ($1 million).

Fuel expenses increased $7 million in the three months ended March 31, 2019 compared with the 2018 period due to higher unit costs ($6 million) and purchased volumes ($2 million).

Other operations and maintenance expenses increased $3 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher costs for pension and other postretirement benefits ($2 million) and higher equipment maintenance expenses ($1 million).

Depreciation and amortization increased $1 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher steam utility plant balances.

Taxes, other than income taxes increased $3 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher property taxes.

Net Interest Expense
Net interest expense increased $17 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher long-term and short-term debt balances ($12 million) in the 2019 period and an increase in interest accrued on the TCJA related regulatory liability balance ($3 million).

Income Tax Expense
Income taxes increased $5 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher income before income tax expense ($6 million) and higher state income taxes ($7 million), offset in part by an increase in the amortization of excess deferred federal income taxes due to the TCJA ($4 million), higher payments related to injuries and damages ($2 million), and a decrease in non-deductible business expenses ($1 million). CECONY deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA and continued to defer its estimated net benefits in 2019 for only its electric service. See “Other Regulatory Matters” in Note B to the First Quarter Financial Statements.

O&R

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 31, 2018
(Millions of Dollars)	Electric	Gas	2019 Total	Electric	Gas	2018 Total	2019-2018 Variation
Operating revenues	$145	$113	$258	$149	$97	$246	$12
Purchased power	46	—	46	50	—	50	(4)
Gas purchased for resale	—	44	44	—	29	29	15
Other operations and maintenance	55	16	71	63	18	81	(10)
Depreciation and amortization	15	6	21	14	5	19	2
Taxes, other than income taxes	13	9	22	14	9	23	(1)
Operating income	$16	$38	$54	$8	$36	$44	$10

Electric
O&R’s results of electric operations for the three months ended March 31, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2019	March 31, 2018	Variation
Operating revenues	$145	$149	$(4)
Purchased power	46	50	(4)
Other operations and maintenance	55	63	(8)
Depreciation and amortization	15	14	1
Taxes, other than income taxes	13	14	(1)
Electric operating income	$16	$8	$8

O&R’s electric sales and deliveries for the three months ended March 31, 2019 compared with the 2018 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2019	March 31, 2018	Variation	Percent Variation		March 31, 2019	March 31, 2018	Variation	Percent Variation
Residential/Religious (b)	397	377	20	5.3%		$73	$74	$(1)	(1.4)%
Commercial/Industrial	196	198	(2)	(1.0)		27	30	(3)	(10.0)
Retail choice customers	685	697	(12)	(1.7)		40	44	(4)	(9.1)
Public authorities	26	29	(3)	(10.3)		2	3	(1)	(33.3)
Other operating revenues (c)	—	—	—	—		3	(2)	5	Large
Total	1,304	1,301	3	0.2%	(d)	$145	$149	$(4)	(2.7)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 2.3 percent in the three months ended March 31, 2019 compared with the 2018 period.

Operating revenues decreased $4 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to lower purchased power expenses.

Purchased power expenses decreased $4 million in the three months ended March 31, 2019 compared with the 2018 period due to lower unit costs ($8 million), offset by higher purchased volumes ($4 million).

Other operations and maintenance expenses decreased $8 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher storm-related costs in 2018.

Depreciation and amortization increased $1 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes decreased $1 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to lower payroll taxes.

Gas
O&R’s results of gas operations for the three months ended March 31, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2019	March 31, 2018	Variation
Operating revenues	$113	$97	$16
Gas purchased for resale	44	29	15
Other operations and maintenance	16	18	(2)
Depreciation and amortization	6	5	1
Taxes, other than income taxes	9	9	—
Gas operating income	$38	$36	$2

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2019 compared with the 2018 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2019	March 31, 2018	Variation	Percent Variation		March 31, 2019	March 31, 2018	Variation	Percent Variation
Residential	4,966	4,464	502	11.2%		$69	$58	$11	19.0%
General	1,111	962	149	15.5		13	11	2	18.2
Firm transportation	4,219	4,449	(230)	(5.2)		27	35	(8)	(22.9)
Total firm sales and transportation	10,296	9,875	421	4.3	(b)	109	104	5	4.8
Interruptible sales	1,051	1,143	(92)	(8.0)		2	2	—	—
Generation plants	—	—	—	—		—	—	—	—
Other	437	426	11	2.6		—	—	—	—
Other gas revenues	—	—	—	—		2	(9)	11	Large
Total	11,784	11,444	340	3.0%		$113	$97	$16	16.5%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.7 percent in the three months ended March 31, 2019 compared with the 2018 period.

Operating revenues increased $16 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher gas purchased for resale.

Gas purchased for resale increased $15 million in the three months ended March 31, 2019 compared with the 2018 period due to higher unit costs ($10 million) and purchased volumes ($4 million).

Other operations and maintenance expenses decreased $2 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to lower pension costs.

Depreciation and amortization increased $1 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher gas utility plant balances.

Income Tax Expense
Income taxes increased $2 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher income before income tax expense ($2 million) and higher state income taxes ($1 million), offset in part by an increase in the amortization of excess deferred federal income taxes due to the TCJA ($1 million). O&R deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the First Quarter Financial Statements.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended March 31, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2019	March 31, 2018	Variation
Operating revenues	$217	$233	$(16)
Purchased power	—	—	—
Gas purchased for resale	81	76	5
Other operations and maintenance	61	124	(63)
Depreciation and amortization	58	19	39
Taxes, other than income taxes	6	5	1
Operating income	$11	$9	$2

Operating revenues decreased $16 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to lower engineering, procurement and construction services revenues due to the completion in 2018 of a solar electric production project developed for another company ($86 million), offset, in part, by higher renewable electric production project revenues due to the December 2018 acquisition of Sempra Solar Holdings, LLC, including the consolidation of certain jointly-owned projects that were previously accounted for as equity method investments ($61 million). Wholesale revenues increased ($7 million) due to higher sales volumes, energy services revenues increased ($3 million) and net mark-to-market values decreased ($1 million).

Gas purchased for resale increased $5 million in the three months ended March 31, 2019 compared with the 2018 period due to higher purchased volumes.

Other operations and maintenance expenses decreased $63 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to decreased engineering, procurement and construction costs.

Depreciation and amortization increased $39 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to an increase in renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC (including the consolidation of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments).
Taxes, other than income taxes increased $1 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher property taxes.
Net Interest Expense
Net interest expense increased $33 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to an increase in debt resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including $825 million that was borrowed to fund a portion of the purchase price, $576 million of Sempra Solar Holdings, LLC subsidiaries project debt that was outstanding at the time of the acquisition and the consolidation of $506 million of project debt of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments.

Income Tax Expense
Income taxes decreased $12 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to lower income before income tax expense (excluding income attributable to non-controlling interest) ($11 million), higher renewable energy credits ($2 million) and lower state income taxes ($2 million), offset in part by the absence of an income tax benefit in 2018 related to the extension of energy efficiency programs ($2 million).

Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $21 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to the income attributable in the 2019 period to a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note N to the First Quarter Financial Statements.

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $5 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to increased earnings from equity investments in Mountain Valley Pipeline, LLC.

Income Tax Expense
Income taxes increased $1 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to higher income before income tax expense in 2019.

Other
Income Tax Expense
Income taxes decreased $5 million in the three months ended March 31, 2019 compared with the 2018 period due primarily to lower income before income tax expense ($1 million) and lower state income taxes ($4 million).

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the three months ended March 31, 2019 and 2018 are summarized as follows:

	For the Three Months Ended March 31,
	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Operating activities	$395	$56	$62	$49	$22	$21	$36	$28	$(51)	$(11)	$464	$143
Investing activities	(750)	(808)	(58)	(46)	(48)	(29)	(35)	(27)	3	1	(888)	(909)
Financing activities	(111)	596	(39)	6	(14)	(11)	(3)	(2)	59	16	(108)	605
Net change for the period	(466)	(156)	(35)	9	(40)	(19)	(2)	(1)	11	6	(532)	(161)
Balance at beginning of period	818	730	52	47	126	56	2	2	8	9	1,006	844
Balance at end of period (c)	$352	$574	$17	$56	$86	$37	$—	$1	$19	$15	$474	$683
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the First Quarter Financial Statements.

Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities reflect primarily their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is affected primarily by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but generally not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. See “Other Regulatory Matters” in Note B to the First Quarter Financial Statements.

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

Net cash flows from operating activities for the three months ended March 31, 2019 for Con Edison and CECONY were $321 million and $339 million higher, respectively, than in the 2018 period. The change in net cash flows for Con Edison and CECONY reflects primarily a change in the timing of pension and retiree benefit contributions ($180 million and $180 million, respectively), lower storm restoration costs ($148 million and $106 million, respectively) and lower MTA power reliability costs ($62 million and $62 million, respectively) in the 2019 period, and the absence in the 2019 period of cash payments for Puerto Rico related restoration costs ($77 million and $75 million, respectively), offset in part by higher TCJA net benefits provided to customers in the 2019 period ($106 million and $105 million, respectively).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $21 million and $58 million lower, respectively, for the three months ended March 31, 2019 compared with the 2018 period. The change reflects primarily the proceeds from the sale of a property formerly used by CECONY in its operations ($48 million), offset in part by an increase in non-utility construction expenditures at the Clean Energy Businesses ($13 million).

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $713 million and $707 million lower, respectively, in the three months ended March 31, 2019 compared with the 2018 period.

In March 2019, Con Edison issued 5,649,369 shares of its common stock for $425 million upon physical settlement of the remaining shares subject to its November 2018 forward sale agreements. Con Edison used the proceeds to invest in its subsidiaries for funding of their capital requirements and to repay short-term debt incurred for that purpose.

In February 2019, Con Edison borrowed $825 million under a two-year variable-rate term loan to fund the repayment of a 6-month variable-rate term loan.

Con Edison’s cash flows from financing for the three months ended March 31, 2019 and 2018 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $25 million and $25 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at March 31, 2019 and 2018 and the average daily balances for the three months ended March 31, 2019 and 2018 for Con Edison and CECONY were as follows:

	2019		2018
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31,	Daily average	Outstanding at March 31,	Daily average
Con Edison	$1,435	$1,400	$1,389	$613
CECONY	$1,085	$920	$913	$213
Weighted average yield	2.7	2.8	2.3	1.9

Capital Requirements and Resources
For each of the Companies, the common equity ratio at March 31, 2019 and December 31, 2018 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2019	December 31, 2018
Con Edison	50.8	49.0
CECONY	49.3	48.6
Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at March 31, 2019 and December 31, 2018 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
ASSETS
Current assets	$3,320	$3,357	$245	$263	$341	$372	$8	$32	$(133)	$(160)	$3,781	$3,864
Investments	407	385	26	25	—	—	1,405	1,362	(6)	(6)	1,832	1,766
Net plant	35,817	35,374	2,236	2,210	4,081	4,148	17	17	1	—	42,152	41,749
Other noncurrent assets	4,578	3,992	375	394	1,929	1,736	14	14	405	405	7,301	6,541
Total Assets	$44,122	$43,108	$2,882	$2,892	$6,351	$6,256	$1,444	$1,425	$267	$239	$55,066	$53,920

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,054	$4,200	$362	$392	$1,666	$1,608	$9	$5	$257	$2	$6,348	$6,207
Noncurrent liabilities	13,071	12,322	1,091	1,094	183	(32)	71	66	(132)	(71)	14,284	13,379
Long-term debt	13,678	13,676	694	694	2,166	2,330	500	500	(105)	295	16,933	17,495
Equity	13,319	12,910	735	712	2,336	2,350	864	854	247	13	17,501	16,839
Total Liabilities and Equity	$44,122	$43,108	$2,882	$2,892	$6,351	$6,256	$1,444	$1,425	$267	$239	$55,066	$53,920
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at March 31, 2019 were $37 million lower than at December 31, 2018. The change in current assets reflects a decrease in current regulatory assets for recoverable energy costs. Current assets at March 31, 2019 and December 31, 2018 include $96 million and $98 million, respectively, of "Other Receivables" reflecting costs for aid provided by CECONY for the restoration of power in Puerto Rico in the aftermath of the September 2017 hurricanes. In April 2019, CECONY received $62 million of reimbursement of such costs from the appropriate authorities.

Investments at March 31, 2019 were $22 million higher than at December 31, 2018. The change in investments reflects primarily an increase in supplemental retirement income plan assets. See Note E to the First Quarter Financial Statements.

Net plant at March 31, 2019 was $443 million higher than at December 31, 2018. The change in net plant reflects primarily an increase in electric ($308 million) and gas ($198 million) plant.

Other noncurrent assets at March 31, 2019 were $586 million higher than at December 31, 2018. The change in other noncurrent assets reflects primarily the adoption of ASU No. 2016-02, “Leases (Topic 842)” ($627 million). See Note I to the First Quarter Financial Statements. The change also reflects primarily an increase in the regulatory asset for deferred derivative losses ($26 million) and MTA power reliability deferral ($10 million) which reflects costs incurred and deferred as a regulatory asset in the 2019 period. See “Other Regulatory Matters” in Note B to the First Quarter Financial Statements. These increases are offset by a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2018, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($59 million). See Notes B, E and F to the First Quarter Financial Statements. The change in the regulatory asset also reflects the year's amortization of accounting costs. The change in other noncurrent assets also reflects a decrease in the regulatory asset for environmental remediation costs ($10 million).

Current liabilities at March 31, 2019 were $146 million lower than at December 31, 2018. The change in current liabilities reflects primarily a decrease in notes payable ($107 million) (see Note D to the First Quarter Financial Statements) and accounts payable ($107 million), offset in part by higher accrued interest ($72 million).

Noncurrent liabilities at March 31, 2019 were $749 million higher than at December 31, 2018. The change in noncurrent liabilities reflects primarily the adoption of ASU No. 2016-02, “Leases (Topic 842)” ($598 million). See Note I to the First Quarter Financial Statements. The change also reflects an increase in deferred income taxes and unamortized investment tax credits ($154 million), which reflects primarily accelerated tax deductions on plant-related items and the prepayment of New York City property taxes. See Note J to the First Quarter Financial Statements. It also reflects the increase in regulatory liabilities for the proceeds from the sale of a property ($40 million). These increases are offset by a decrease in the regulatory liabilities for property tax reconciliation ($10 million).

Equity at March 31, 2019 was $409 million higher than at December 31, 2018. The change in equity reflects primarily net income for the three months ended March 31, 2019 ($412 million).

O&R
Current assets at March 31, 2019 were $18 million lower than at December 31, 2018. The change in current assets reflects primarily a decrease in cash and temporary cash investments ($34 million), offset in part by an increase in customer accounts receivables, less allowance for uncollectible accounts, reflecting primarily an increase in billed revenues ($12 million).

Net plant at March 31, 2019 was $26 million higher than at December 31, 2018. The change in net plant reflects primarily an increase in electric ($19 million) and gas ($16 million) plant balances.

Other noncurrent assets at March 31, 2019 were $19 million lower than at December 31, 2018. The change in other noncurrent assets reflects primarily a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2018, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($13 million). The change in the regulatory asset also reflects the year's amortization of accounting costs. The change also reflects a decrease in the regulatory asset for recoverable energy costs ($3 million).

Current liabilities at March 31, 2019 were $30 million lower than at December 31, 2018. The change in current liabilities reflects primarily a decrease in notes payable.

Equity at March 31, 2019 was $23 million higher than at December 31, 2018. The change in equity reflects primarily net income for the three months ended March 31, 2019 ($32 million), offset in part by a common stock dividend to parent ($12 million) in 2019.

Clean Energy Businesses
Current assets at March 31, 2019 were $31 million lower than at December 31, 2018. The change in current assets reflects primarily a decrease in restricted cash due to construction expenditures ($24 million) and net distributions ($18 million).

Net plant at March 31, 2019 was $67 million lower than at December 31, 2018. The change in net plant reflects primarily the reduction in the capitalized asset and related liability for asset retirement obligations for certain property leased by renewable electric production projects ($35 million) and depreciation during the three months ended March 31, 2019 ($33 million).

Other noncurrent assets at March 31, 2019 were $193 million higher than at December 31, 2018. The change in other noncurrent assets reflects primarily the adoption of ASU No. 2016-02, “Leases (Topic 842).” See Note I to the First Quarter Financial Statements.

Current liabilities at March 31, 2019 were $58 million higher than at December 31, 2018. The change in current liabilities reflects primarily the reclassification of the PG&E-related project debt from long-term debt to long-term debt due within one year ($990 million), offset, in part by the repayment of a borrowing under a 6-month term loan agreement ($825 million) and a reduction of accounts payable ($54 million). See Notes C to the First Quarter Financial Statements.

Noncurrent liabilities at March 31, 2019 were $215 million higher than at December 31, 2018. The change in noncurrent liabilities reflects primarily the adoption of ASU No. 2016-02 “Leases (Topic 842).” See Note I to the First Quarter Financial Statements.

Long-term debt at March 31, 2019 was $164 million lower than at December 31, 2018. The change in long-term debt reflects primarily the reclassification of the PG&E-related project debt to long-term debt due within one year ($990 million), offset, in part by a borrowing under two-year variable-rate term loan agreement ($825 million). See Note C to the First Quarter Financial Statements.

Equity at March 31, 2019 was $14 million lower than at December 31, 2018. The change in equity reflects primarily net loss for the three months ended March 31, 2019.

CET
Current assets at March 31, 2019 were $24 million lower than at December 31, 2018. The change in current assets reflects an increased investment in Mountain Valley Pipeline, LLC. See "Con Edison Transmission" above.

Investments at March 31, 2019 were $43 million higher than at December 31, 2018. The change in investments reflects primarily increased investment in Mountain Valley Pipeline, LLC.

Equity at March 31, 2019 was $10 million higher than at December 31, 2018. The change in equity reflects primarily net income for the three months ended March 31, 2019 ($13 million), offset by a common stock dividend to parent ($3 million) in 2019.

Off-Balance Sheet Arrangements
At March 31, 2019, none of the Companies’ transactions, agreements or other contractual arrangements meet the SEC definition of off-balance sheet arrangements.

Regulatory Matters
For information about the Utilities’ regulatory matters, see Note B to the First Quarter Financial Statements.

Environmental Matters
In April 2019, New York City enacted a law designed to reduce greenhouse gas emissions from large buildings 40 percent from 2005 levels by 2030. Building owners may achieve compliance through operational changes, building retrofits, the purchase of greenhouse gas offsets, the purchase of renewable energy credits and the use of distributed energy resources.

For additional information about the Companies’ environmental matters, see Note G to the First Quarter Financial Statements.

Clean Energy Businesses
The following table provides information about the Clean Energy Businesses' renewable electric production projects that are in operation and/or in construction at March 31, 2019:

Project Name	Generating Capacity (a) (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (b)	Actual/Expected In-Service Date (c)	Location (State)	PPA Counterparty (d)
Utility Scale
Solar
Wholly owned projects
PJM assets	53	(e)	2011/2013	New Jersey/Pennsylvania	Various
New England assets	24	Various	2011/2017	Massachusetts/Rhode Island	Various
California Solar (f) (j)	110	25	2012/2013	California	PG&E
Mesquite Solar 1 (f) (j)	165	20	2013	Arizona	PG&E
Copper Mountain Solar 2 (f) (j)	150	25	2013/2015	Nevada	PG&E
Copper Mountain Solar 3 (f) (j)	255	20	2014/2015	Nevada	SCPPA
California Solar 2 (f)	80	20	2014/2016	California	SCE/PG&E
Texas Solar 5 (f)	95	25	2015	Texas	City of San Antonio
Texas Solar 7 (f)	106	25	2016	Texas	City of San Antonio
California Solar 3 (f)	110	20	2016/2017	California	SCE/PG&E
Upton Solar (f)	158	25	2017	Texas	City of Austin
Panoche Valley	140	20	2017/2018	California	SCE
Copper Mountain Solar 1 (f)	58	12	2018	Nevada	PG&E
Copper Mountain Solar 4 (h)	94	20	2018	Nevada	SCE
Mesquite Solar 2 (h)	100	18	2018	Arizona	SCE
Mesquite Solar 3 (h)	150	23	2018	Arizona	WAPA (Navy)
Great Valley Solar (h)	200	17	2018	California	MCE/SMUD/PG&E/SCE
Wistaria Solar	100	20	2018	California	SCE
Other	26	Various	Various	Various	Various
Jointly owned projects (f) (g)
Texas Solar 4	32	25	2014	Texas	City of San Antonio
Total Solar	2,206
Wind
Wholly owned projects
Broken Bow II (f)	75	25	2014	Nebraska	NPPD
Wind Holdings (f)	180	Various	Various	Various	NWE/Basin Electric
Adams Rose Wind	23	7	2016	Minnesota	Dairyland
Coram Wind (f)	102	16	2016	California	PG&E
Other	22	Various	Various	Various	Various
Total Wind	402
Total MW (AC) in Operation	2,608
Total MW (AC) Utility Scale	2,608
Behind the Meter
Total MW (AC) in Operation	46
Total MW (AC) in Construction	2
Total MW Behind the Meter	48

(a)	Represents Con Edison Development’s ownership interest in the project.

(b)	Represents Power Purchase Agreement (PPA) contractual term or remaining term from Con Edison Development’s date of acquisition.

(c)	Represents Actual/Expected In-Service Date or Con Edison Development's date of acquisition.

(d)
PPA Counterparties include: Pacific Gas and Electric Company (PG&E), Southern California Public Power Authority (SCPPA), Southern California Edison Company (SCE), Western Area Power Administration (WAPA), Marin Clean Energy (MCE), Sacramento Municipal Utility District (SMUD), Nebraska Public Power District (NPPD) and NorthWestern Energy (NWE)

(e)	Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2022.

(f)	Project has been pledged as security for project debt financing.

(g)	Texas Solar 4 is 80 percent owned. See Note N to the First Quarter Financial Statements.

(h)	Projects are financed with tax equity. See Note N to the First Quarter Financial Statements.

(i)	Solar renewable energy hedges in place through 2019.

(j)	Acquired remaining 50% interest in projects/portfolios in 2018.

Con Edison Development
In January 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of Con
Edison Development renewable electric production projects with an aggregate of 680 MW (AC) of generating capacity (PG&E Projects) is sold to PG&E under long-term power purchase agreements (PG&E PPAs). At
March 31, 2019, Con Edison’s consolidated balance sheet included $859 million of net non-utility plant relating to the PG&E Projects, $1,108 million of intangible assets relating to the PG&E PPAs, $289 million of net non-utility plant of additional projects that secure the related project debt and $1,041 million of non-recourse related project debt. The PG&E bankruptcy is an event of default under the PG&E PPAs. Pursuant to the related project debt agreements, distributions from the related projects to Con Edison Development have been suspended. Unless the lenders for the related project debt otherwise agree, the lenders may, upon written notice, declare principal and interest on the related project debt to be due and payable immediately and, if such amounts are not timely paid, foreclose on the related projects. See “Long-Lived and Intangible Assets” in Note A and Note C to the First Quarter Financial Statements.

Con Edison Development's renewable electric production volumes for the three months ended March 31, 2019 compared with the 2018 period were:

	Millions of kWh
	For the Three Months Ended
Description	March 31, 2019	March 31, 2018	Variation	Percent Variation
Renewable electric production projects
Solar	1,043	531	512	96.4%
Wind	307	234	73	31.2%
Total	1,350	765	585	76.5%

Con Edison Transmission
CET Electric
In April 2019, the New York Independent System Operator (NYISO) selected a transmission project that was jointly proposed by National Grid and NY Transco ($600 million estimated cost, excluding certain interconnection costs that are not yet determined) that would increase transmission capacity by 1,850 MW between upstate and downstate when combined with the selected project to be developed by another developer for the other segment. The siting, construction and operation of the projects will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. The NYISO indicated it will work with the developers to enter into agreements for the development and operation of the projects, including a schedule for entry into service by December 2023.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its businesses manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at March 31, 2019, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $9 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note L to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2019, a 10 percent decline in market prices would result in a decline in fair value of $63 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $57 million is for CECONY and $6 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	March 31, 2019	December 31, 2018
	(Millions of Dollars)
Average for the period	$1	$—
High	1	1
Low	—	—

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans and to the investments of Con Edison Transmission that are accounted for under the equity method.

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At March 31, 2019, the pension plan investments consisted of 52 percent equity securities, 39 percent debt securities and 9 percent real estate.

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

Material Contingencies
For information about the PG&E bankruptcy, see “Long-Lived and Intangible Assets” in Note A and Note C to the First Quarter Financial Statements. For information concerning potential liabilities arising from the Companies’ other material contingencies, see "Other Regulatory Matters" in Note B and Notes G and H to the First Quarter Financial Statements.

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

Part II Other Information

Item 1: Legal Proceedings
For information about certain legal proceedings affecting the Companies, see the information on the PG&E bankruptcy under "Long-Lived and Intangible Assets" in Note A and Note C, "Other Regulatory Matters" in Note B and Notes G and H to the financial statements in Part I, Item 1 of this report.

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
Exhibit 10
Extension Agreement and First Amendment to Credit Agreement, effective April 1, 2019, among Con Edison of New York, Con Edison, O&R, the lenders party thereto and Bank of America, N.A. as Administrative Agent (Designated in Con Edison's Current Report on Form 8-K dated April 1, 2019 (File No. 1-4514) as Exhibit 10)

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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: May 2, 2019	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer