Form 10-Q
period 2019-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2019-08-01
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
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

As of July 31, 2019, Con Edison had outstanding 332,144,207 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier or customer could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	changes to tax laws could adversely affect the Companies;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.
The Companies assume no obligation to update forward-looking statements.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars/Except Share Data)	2019	2018	2019	2018
OPERATING REVENUES
Electric	$1,971	$1,951	$3,912	$3,828
Gas	449	489	1,484	1,428
Steam	90	96	411	410
Non-utility	234	160	451	394
TOTAL OPERATING REVENUES	2,744	2,696	6,258	6,060
OPERATING EXPENSES
Purchased power	352	388	719	742
Fuel	26	38	133	162
Gas purchased for resale	131	194	573	572
Other operations and maintenance	781	756	1,575	1,592
Depreciation and amortization	418	354	831	702
Taxes, other than income taxes	578	540	1,183	1,110
TOTAL OPERATING EXPENSES	2,286	2,270	5,014	4,880
OPERATING INCOME	458	426	1,244	1,180
OTHER INCOME (DEDUCTIONS)
Investment income	22	36	45	57
Other income	4	6	15	11
Allowance for equity funds used during construction	4	3	7	7
Other deductions	(27)	(48)	(50)	(92)
TOTAL OTHER INCOME (DEDUCTIONS)	3	(3)	17	(17)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	461	423	1,261	1,163
INTEREST EXPENSE
Interest on long-term debt	219	190	440	380
Other interest	47	9	77	16
Allowance for borrowed funds used during construction	(3)	(2)	(7)	(5)
NET INTEREST EXPENSE	263	197	510	391
INCOME BEFORE INCOME TAX EXPENSE	198	226	751	772
INCOME TAX EXPENSE	19	38	127	156
NET INCOME	$179	$188	$624	$616
Income attributable to non-controlling interest	27	—	48	—
NET INCOME FOR COMMON STOCK	$152	$188	$576	$616
Net income per common share—basic	$0.46	$0.60	$1.77	$1.98
Net income per common share—diluted	$0.46	$0.60	$1.77	$1.98
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	328.3	310.8	325.2	310.6
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	329.2	311.9	326.1	311.7
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2019	2018	2019	2018
NET INCOME	$179	$188	$624	$616
INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(27)	—	(48)	—
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	2	5	6
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	2	5	6
COMPREHENSIVE INCOME	$153	$190	$581	$622
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2019	2018
OPERATING ACTIVITIES
Net income	$624	$616
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	831	702
Deferred income taxes	126	155
Rate case amortization and accruals	(59)	(56)
Common equity component of allowance for funds used during construction	(7)	(7)
Net derivative gains	31	2
Unbilled revenue and net unbilled revenue deferrals	(4)	113
Gain on sale of assets	(5)	—
Other non-cash items, net	(17)	(55)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	165	5
Materials and supplies, including fuel oil and gas in storage	14	16
Revenue decoupling mechanism	(127)	—
Other receivables and other current assets	125	(68)
Taxes receivable	$19	49
Prepayments	(35)	(36)
Accounts payable	(156)	(61)
Pensions and retiree benefits obligations, net	168	171
Pensions and retiree benefits contributions	(78)	(368)
Accrued taxes	(15)	(63)
Accrued interest	25	(4)
Superfund and environmental remediation costs, net	(7)	(6)
Distributions from equity investments	27	54
System benefit charge	(1)	94
Deferred charges, noncurrent assets and other regulatory assets	(213)	(233)
Deferred credits and other regulatory liabilities	162	244
Other current and noncurrent liabilities	(55)	(224)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,538	1,040
INVESTING ACTIVITIES
Utility construction expenditures	(1,613)	(1,602)
Cost of removal less salvage	(142)	(121)
Non-utility construction expenditures	(92)	(109)
Investments in electric and gas transmission projects	(88)	(51)
Proceeds from sale of assets	48	—
Other investing activities	11	17
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,876)	(1,866)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	(1,405)	292
Issuance of long-term debt	1,989	1,640
Retirement of long-term debt	(657)	(619)
Debt issuance costs	(17)	(16)
Common stock dividends	(455)	(420)
Issuance of common shares - public offering	825	—
Issuance of common shares for stock plans	27	26
Distribution to noncontrolling interest	(5)	—
NET CASH FLOWS FROM FINANCING ACTIVITIES	302	903
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(36)	77
BALANCE AT BEGINNING OF PERIOD	1,006	844
BALANCE AT END OF PERIOD	$970	$921
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$422	$389
Income taxes	$(15)	$(2)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$332	$333
Issuance of common shares for dividend reinvestment	$24	$24
Software licenses acquired but unpaid as of end of period	$80	$94

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$831	$895
Accounts receivable – customers, less allowance for uncollectible accounts of $65 and $62 in 2019 and 2018, respectively	1,099	1,267
Other receivables, less allowance for uncollectible accounts of $4 and $5 in 2019 and 2018, respectively	148	285
Taxes receivable	30	49
Accrued unbilled revenue	550	514
Fuel oil, gas in storage, materials and supplies, at average cost	344	358
Prepayments	222	187
Regulatory assets	97	76
Restricted cash	139	111
Revenue decoupling mechanism receivable	127	—
Other current assets	120	122
TOTAL CURRENT ASSETS	3,707	3,864
INVESTMENTS	1,899	1,766
UTILITY PLANT, AT ORIGINAL COST
Electric	31,245	30,378
Gas	9,614	9,100
Steam	2,580	2,562
General	3,428	3,331
TOTAL	46,867	45,371
Less: Accumulated depreciation	10,149	9,769
Net	36,718	35,602
Construction work in progress	1,898	1,978
NET UTILITY PLANT	38,616	37,580
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $329 and $275 in 2019 and 2018, respectively	3,961	4,000
Construction work in progress	168	169
NET PLANT	42,745	41,749
OTHER NONCURRENT ASSETS
Goodwill	440	440
Intangible assets, less accumulated amortization of $79 and $29 in 2019 and 2018, respectively	1,605	1,654
Regulatory assets	4,237	4,294
Operating lease right-of-use asset	842	—
Other deferred charges and noncurrent assets	127	153
TOTAL OTHER NONCURRENT ASSETS	7,251	6,541
TOTAL ASSETS	$55,602	$53,920
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,972	$650
Term loan	—	825
Notes payable	1,161	1,741
Accounts payable	994	1,187
Customer deposits	350	351
Accrued taxes	47	61
Accrued interest	154	129
Accrued wages	111	109
Fair value of derivative liabilities	68	50
Regulatory liabilities	104	114
System benefit charge	626	627
Operating lease liabilities	55	—
Other current liabilities	327	363
TOTAL CURRENT LIABILITIES	5,969	6,207
NONCURRENT LIABILITIES
Provision for injuries and damages	144	146
Pensions and retiree benefits	1,120	1,228
Superfund and other environmental costs	770	779
Asset retirement obligations	427	450
Fair value of derivative liabilities	130	16
Deferred income taxes and unamortized investment tax credits	6,011	5,820
Operating lease liabilities	821	—
Regulatory liabilities	4,604	4,641
Other deferred credits and noncurrent liabilities	245	299
TOTAL NONCURRENT LIABILITIES	14,272	13,379
LONG-TERM DEBT	17,496	17,495
EQUITY
Common shareholders’ equity	17,709	16,726
Noncontrolling interest	156	113
TOTAL EQUITY (See Statement of Equity)	17,865	16,839
TOTAL LIABILITIES AND EQUITY	$55,602	$53,920
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	310	$34	$6,298	$10,235	23	$(1,038)	$(85)	$(26)	$7	$15,425
Net income				428						428
Common stock dividends ($0.715 per share)				(221)						(221)
Issuance of common shares for stock plans	1		25							25
Other comprehensive income								4		4
Noncontrolling interest										—
BALANCE AS OF MARCH 31, 2018	311	$34	$6,323	$10,442	23	$(1,038)	$(85)	$(22)	$7	$15,661
Net income				188						188
Common stock dividends ($0.715 per share)				(223)						(223)
Issuance of common shares for stock plans			27							27
Other comprehensive income								2		2
Noncontrolling interest										—
BALANCE AS OF JUNE 30, 2018	311	$34	$6,350	$10,407	23	$(1,038)	$(85)	$(20)	$7	$15,655

BALANCE AS OF DECEMBER 31, 2018	321	$34	$7,117	$10,728	23	$(1,038)	$(99)	$(16)	$113	$16,839
Net income				424					21	445
Common stock dividends ($0.74 per share)				(237)						(237)
Issuance of common shares – public offering	6		433				(8)			425
Issuance of common shares for stock plans			27							27
Other comprehensive income								4		4
Distributions to noncontrolling interest									(2)	(2)
BALANCE AS OF MARCH 31, 2019	327	$34	$7,577	$10,915	23	$(1,038)	$(107)	$(12)	$132	$17,501
Net income				152					27	179
Common stock dividends ($0.74 per share)				(242)						(242)
Issuance of common shares – public offering	5	1	402				(3)			400
Issuance of common shares for stock plans			29							29
Other comprehensive income								1		1
Distributions to noncontrolling interest									(3)	(3)
BALANCE AS OF JUNE 30, 2019	332	$35	$8,008	$10,825	23	$(1,038)	$(110)	$(11)	$156	$17,865
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2019	2018	2019	2018
OPERATING REVENUES
Electric	$1,833	$1,807	$3,630	$3,536
Gas	408	435	1,330	1,276
Steam	90	96	411	410
TOTAL OPERATING REVENUES	2,331	2,338	5,371	5,222
OPERATING EXPENSES
Purchased power	313	343	635	645
Fuel	26	38	133	162
Gas purchased for resale	76	118	393	391
Other operations and maintenance	651	629	1,311	1,260
Depreciation and amortization	339	316	673	626
Taxes, other than income taxes	550	512	1,125	1,051
TOTAL OPERATING EXPENSES	1,955	1,956	4,270	4,135
OPERATING INCOME	376	382	1,101	1,087
OTHER INCOME (DEDUCTIONS)
Investment and other income	4	4	13	8
Allowance for equity funds used during construction	3	3	6	6
Other deductions	(22)	(42)	(41)	(81)
TOTAL OTHER INCOME (DEDUCTIONS)	(15)	(35)	(22)	(67)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	361	347	1,079	1,020
INTEREST EXPENSE
Interest on long-term debt	165	162	334	324
Other interest	19	7	36	12
Allowance for borrowed funds used during construction	(2)	(2)	(6)	(4)
NET INTEREST EXPENSE	182	167	364	332
INCOME BEFORE INCOME TAX EXPENSE	179	180	715	688
INCOME TAX EXPENSE	27	31	151	150
NET INCOME	$152	$149	$564	$538
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2019	2018	2019	2018
NET INCOME	$152	$149	$564	$538
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	1	—	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	1	—	1
COMPREHENSIVE INCOME	$152	$150	$564	$539
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2019	2018
OPERATING ACTIVITIES
Net income	$564	$538
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	673	626
Deferred income taxes	90	149
Rate case amortization and accruals	(58)	(65)
Common equity component of allowance for funds used during construction	(6)	(6)
Unbilled revenue and net unbilled revenue deferrals	21	36
Gain on sale of assets	(5)	—
Other non-cash items, net	(10)	(13)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	143	14
Materials and supplies, including fuel oil and gas in storage	17	10
Revenue decoupling mechanism	(126)	—
Other receivables and other current assets	115	(74)
Accounts receivable from affiliated companies	83	(149)
Prepayments	(33)	(17)
Accounts payable	(140)	(71)
Accounts payable to affiliated companies	(2)	9
Pensions and retiree benefits obligations, net	157	157
Pensions and retiree benefits contributions	(77)	(367)
Superfund and environmental remediation costs, net	(8)	(9)
Accrued taxes	(18)	(66)
Accrued taxes to affiliated companies	—	(72)
Accrued interest	(2)	(1)
System benefit charge	—	86
Deferred charges, noncurrent assets and other regulatory assets	(216)	(164)
Deferred credits and other regulatory liabilities	146	229
Other current and noncurrent liabilities	(17)	(125)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,291	655
INVESTING ACTIVITIES
Utility construction expenditures	(1,501)	(1,509)
Cost of removal less salvage	(138)	(118)
Proceeds from sale of assets	48	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,591)	(1,627)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	(343)	400
Issuance of long-term debt	700	1,640
Retirement of long-term debt	(475)	(600)
Debt issuance costs	(8)	(16)
Capital contribution by parent	850	70
Dividend to parent	(456)	(423)
NET CASH FLOWS FROM FINANCING ACTIVITIES	268	1,071
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(32)	99
BALANCE AT BEGINNING OF PERIOD	818	730
BALANCE AT END OF PERIOD	$786	$829
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$340	$324
Income taxes	$(20)	$227
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$297	$284
Software licenses acquired but unpaid as of end of period	$76	$89
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$786	$818
Accounts receivable – customers, less allowance for uncollectible accounts of $60 and $57 in 2019 and 2018, respectively	1,016	1,163
Other receivables, less allowance for uncollectible accounts of $3 in 2019 and 2018	89	211
Taxes receivable	5	5
Accrued unbilled revenue	403	392
Accounts receivable from affiliated companies	131	214
Fuel oil, gas in storage, materials and supplies, at average cost	287	304
Prepayments	150	117
Regulatory assets	82	64
Revenue decoupling mechanism receivable	127	—
Other current assets	67	69
TOTAL CURRENT ASSETS	3,143	3,357
INVESTMENTS	422	385
UTILITY PLANT, AT ORIGINAL COST
Electric	29,416	28,595
Gas	8,762	8,295
Steam	2,580	2,562
General	3,140	3,056
TOTAL	43,898	42,508
Less: Accumulated depreciation	9,333	8,988
Net	34,565	33,520
Construction work in progress	1,780	1,850
NET UTILITY PLANT	36,345	35,370
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2019 and 2018	3	4
NET PLANT	36,348	35,374
OTHER NONCURRENT ASSETS
Regulatory assets	3,894	3,923
Operating lease right-of-use asset	617	—
Other deferred charges and noncurrent assets	51	69
TOTAL OTHER NONCURRENT ASSETS	4,562	3,992
TOTAL ASSETS	$44,475	$43,108
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$350	$475
Notes payable	849	1,192
Accounts payable	835	977
Accounts payable to affiliated companies	15	17
Customer deposits	337	339
Accrued taxes	38	55
Accrued interest	110	112
Accrued wages	101	99
Fair value of derivative liabilities	41	25
Regulatory liabilities	61	73
System benefit charge	569	569
Operating lease liabilities	46	—
Other current liabilities	256	267
TOTAL CURRENT LIABILITIES	3,608	4,200
NONCURRENT LIABILITIES
Provision for injuries and damages	140	141
Pensions and retiree benefits	858	952
Superfund and other environmental costs	686	693
Asset retirement obligations	298	292
Fair value of derivative liabilities	86	6
Deferred income taxes and unamortized investment tax credits	5,893	5,739
Operating lease liabilities	595	—
Regulatory liabilities	4,214	4,258
Other deferred credits and noncurrent liabilities	206	241
TOTAL NONCURRENT LIABILITIES	12,976	12,322
LONG-TERM DEBT	14,023	13,676
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	13,868	12,910
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$44,475	$43,108
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions, except for dividends per share)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	235	$589	$4,649	$8,231	$(962)	$(62)	$(6)	$12,439
Net income				389				389
Common stock dividend to parent				(211)				(211)
Capital contribution by parent			45					45
Other comprehensive income								—
BALANCE AS OF MARCH 31, 2018	235	$589	$4,694	$8,409	$(962)	$(62)	$(6)	$12,662
Net income				149				149
Common stock dividend to parent				(212)				(212)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2018	235	$589	$4,719	$8,346	$(962)	$(62)	$(5)	$12,625

BALANCE AS OF DECEMBER 31, 2018	235	$589	$4,769	$8,581	$(962)	$(62)	$(5)	$12,910
Net income				412				412
Common stock dividend to parent				(228)				(228)
Capital contribution by parent			225					225
Other comprehensive income								—
BALANCE AS OF MARCH 31, 2019	235	$589	$4,994	$8,765	$(962)	$(62)	$(5)	$13,319
Net income				152				152
Common stock dividend to parent				(228)				(228)
Capital contribution by parent			625					625
Other comprehensive income								—
BALANCE AS OF JUNE 30, 2019	235	$589	$5,619	$8,689	$(962)	$(62)	$(5)	$13,868
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2018 and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
The following table presents, for the three and six months ended June 30, 2019 and 2018, revenue from contracts with customers as defined in Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended June 30, 2019				For the Three Months Ended June 30, 2018
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$1,751		$82	$1,833	$1,771		$36	$1,807
Gas	400		8	408	428		7	435
Steam	86		4	90	93		3	96
Total CECONY	$2,237		$94	$2,331	$2,292		$46	$2,338
O&R
Electric	140		(2)	138	146		(2)	144
Gas	39		2	41	47		7	54
Total O&R	$179		$—	$179	$193		$5	$198
Clean Energy Businesses
Renewables	171	(b)	—	171	73	(b)	—	73
Energy services	16		—	16	23		—	23
Other	—		46	46	—		62	62
Total Clean Energy Businesses	$187		$46	$233	$96		$62	$158
Con Edison Transmission	1		—	1	1		—	1
Other (c)	—		—	—	—		1	1
Total Con Edison	$2,604		$140	$2,744	$2,582		$114	$2,696
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the totals for Renewables revenue at the Clean Energy Businesses is $4 million and $9 million for the three months ended June 30, 2019 and 2018, respectively, of revenue related to engineering, procurement and construction services.

(c)	Parent company and consolidation adjustments.

	For the Six Months Ended June 30, 2019				For the Six Months Ended June 30, 2018
	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$3,465		$165	$3,630	$3,474		$62	$3,536
Gas	1,310		20	1,330	1,252		24	1,276
Steam	402		9	411	404		6	410
Total CECONY	$5,177		$194	$5,371	$5,130		$92	$5,222
O&R
Electric	283		—	283	293		—	293
Gas	153		1	154	148		4	152
Total O&R	$436		$1	$437	$441		$4	$445
Clean Energy Businesses
Renewables	278	(b)	—	278	205	(b)	—	205
Energy services	39		—	39	41		—	41
Other	—		133	133	—		145	145
Total Clean Energy Businesses	$317		$133	$450	$246		$145	$391
Con Edison Transmission	2		—	2	2		—	2
Other (c)	—		(2)	(2)	—		—	—
Total Con Edison	$5,932		$326	$6,258	$5,819		$241	$6,060
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the totals for Renewables revenue at the Clean Energy Businesses is $6 million and $97 million for the six months ended June 30, 2019 and 2018, respectively, of revenue related to engineering, procurement and construction services.

(c)	Parent company and consolidation adjustments.

	2019			2018
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$29	$20		$58	$87
Additions (c)	44	—		73	31
Subtractions (c)	38	2	(d)	88	105	(d)
Ending balance as of June 30,	$35	$18		$43	$13

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

(d)	Of the subtractions from unearned revenue, $2 million and $50 million were included in the balance as of January 1, 2019 and 2018, respectively.

As of June 30, 2019, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services is $67 million, of which $31 million will be recognized within the next two years, and the remaining $36 million will be recognized pursuant to long-term service and maintenance agreements.

Utility Plant
General utility plant of Con Edison and CECONY included $97 million and $92 million, respectively, at June 30, 2019 and $100 million and $95 million, respectively, at December 31, 2018, related to a May 2018 acquisition of software licenses. The estimated aggregate annual amortization expense related to the software licenses for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $7 million and $6 million, respectively, at June 30, 2019 and was $3 million at December 31, 2018.

Long-Lived and Intangible Assets
In January 2019, Pacific Gas and Electric Company (PG&E) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of Con Edison Development renewable electric production projects with an aggregate of 680 MW (AC) of generating capacity (PG&E Projects) is sold to PG&E under long-term power purchase agreements (PG&E PPAs). Most of the PG&E PPAs have contract prices that are higher than estimated market prices. PG&E, as a debtor in possession, may assume or reject the PG&E PPAs, subject to review by the bankruptcy court or, pursuant to a January 2019 FERC order (which PG&E is challenging), the bankruptcy court and FERC. In a May 2019 order, FERC denied PG&E’s request for a rehearing of the January 2019 order and reaffirmed its jurisdiction to review and approve the modification or abrogation of wholesale power contracts that are the subject of rejection in bankruptcy. In June 2019, the bankruptcy court ruled that FERC does not have concurrent jurisdiction with it and that FERC’s January and May 2019 orders are of no force and effect in the bankruptcy proceeding. FERC and additional parties, including Con Edison Development, are challenging the bankruptcy court’s June 2019 ruling. In July 2019, California enacted a law addressing future California wildfires. The law includes provisions for the establishment of wildfire liquidity and insurance funds and possible limitation of future wildfire liabilities for California utilities. PG&E, Southern California Edison Company and San Diego Gas & Electric Company have agreed to participate in the insurance fund. PG&E’s participation will require bankruptcy court approval and is conditioned on, among other things, resolution of PG&E’s bankruptcy by June 30, 2020 and a determination by the California Public Utilities Commission that PG&E’s bankruptcy reorganization plan is consistent with the state’s climate goals as required under the California Renewables Portfolio Standard Program and related procurement requirements of the state.

The PG&E bankruptcy is an event of default under the PG&E PPAs. Unless the lenders for the related project debt otherwise agree, distributions from the related projects to Con Edison Development will not be made during the pendency of the bankruptcy. At June 30, 2019, Con Edison’s consolidated balance sheet included $853 million of net non-utility plant relating to the PG&E Projects, $1,090 million of intangible assets relating to the PG&E PPAs, $288 million of net non-utility plant of additional projects that secure the related project debt and $1,032 million of non-recourse related project debt. See Note C. Con Edison has tested whether its net non-utility plant relating to the PG&E Projects and intangible assets relating to the PG&E PPAs have been impaired. The projected future cash flows used in the test reflected Con Edison’s expectation that the PG&E PPAs are not likely to be rejected. Based on the test, Con Edison has determined that there was no impairment. If, in the future, one or more of the PG&E PPAs is rejected or any such rejection becomes likely, there will be an impairment of the related intangible assets and could be an impairment of the related non-utility plant. The amount of any such impairment could be material.

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

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the exercise price and its common shares that are subject to a May 2019 forward sale agreement (see Note C). Before the issuance of common shares upon settlement of the forward sale agreement, the shares will be reflected in the company’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreement over the number of shares that could be purchased by the company in the market (based on the average market price during the period) using the proceeds due upon physical settlement (based on the adjusted forward sale price at the end of the reporting period).

For the three and six months ended June 30, 2019 and 2018, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2019	2018	2019	2018
Net income for common stock	$152	$188	$576	$616
Weighted average common shares outstanding – basic	328.3	310.8	325.2	310.6
Add: Incremental shares attributable to effect of potentially dilutive securities	0.9	1.1	0.9	1.1
Adjusted weighted average common shares outstanding – diluted	329.2	311.9	326.1	311.7
Net Income per common share – basic	$0.46	$0.60	$1.77	$1.98
Net Income per common share – diluted	$0.46	$0.60	$1.77	$1.98

The computation of diluted EPS for the three and six months ended June 30, 2019 and 2018 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and six months ended June 30, 2019 and 2018, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Beginning balance, accumulated OCI, net of taxes (a)	$(12)	$(22)	$(5)	$(6)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2018 (a)(b)	1	2	—	1
Current period OCI, net of taxes	1	2	—	1
Ending balance, accumulated OCI, net of taxes	$(11)	$(20)	$(5)	$(5)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Beginning balance, accumulated OCI, net of taxes (a)	$(16)	$(26)	$(5)	$(6)
OCI before reclassifications, net of tax of $(1) for Con Edison in 2019 and 2018	2	3	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2019 and 2018 (a)(b)	3	3	—	1
Current period OCI, net of taxes	5	6	—	1
Ending balance, accumulated OCI, net of taxes	$(11)	$(20)	$(5)	$(5)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.

(b)
For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit cost. See Notes E and F.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At June 30, 2019 and 2018, cash, temporary cash investments and restricted cash for Con Edison and CECONY are as follows:

	At June 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Cash and temporary cash investments	$831	$866	$786	$829
Restricted cash (a)	139	55	—	—
Total cash, temporary cash investments and restricted cash	$970	$921	$786	$829

(a)
Restricted cash included cash of Con Edison Development renewable electric production project subsidiaries ($138 million and $54 million at June 30, 2019 and 2018, respectively) that, under the related project debt agreements, is restricted until the various maturity dates of the project debt to being used for normal operating expenses and capital expenditures, debt service, and required reserves. During the pendency of the PG&E bankruptcy, unless the lenders for the related project debt otherwise agree, cash may not be distributed from the related projects to Con Edison Development. See “Long-Lived and Intangible Assets,” above, and Note C. In addition, restricted cash included O&R's New Jersey utility subsidiary, Rockland Electric Company transition bond charge collections, net of principal, interest, trustee and service fees ($1 million at June 30, 2019 and 2018).

Note B – Regulatory Matters
Rate Plans
CECONY – Electric
In May 2019, the New York State Public Service Commission (NYSPSC) staff submitted testimony in the NYSPSC proceeding in which CECONY requested an electric rate increase, effective January 2020. The NYSPSC staff testimony supports an electric rate increase of $58 million reflecting, among other things, an 8.3 percent return on common equity and a common equity ratio of 47.3 percent. In June 2019, CECONY filed an update to the request it filed in January 2019. The company decreased its requested January 2020 rate increase by $15 million to $470 million, increased its illustrated January 2021 rate increase by $27 million to $379 million and increased its illustrated January 2022 rate increase by $7 million to $270 million. This updated filing reflects a 9.75 percent return on common equity and a common equity ratio of 50 percent.

CECONY – Gas
In May 2019, the NYSPSC staff submitted testimony in the NYSPSC proceeding in which CECONY requested a gas rate increase, effective January 2020. The NYSPSC staff testimony supports a gas rate increase of $83 million reflecting, among other things, an 8.3 percent return on common equity and a common equity ratio of 47.3 percent. In June 2019, CECONY filed an update to the request it filed in January 2019. The company decreased its requested January 2020 rate increase by $4 million to $206 million, decreased its illustrated January 2021 rate increase by $4 million to $134 million and increased its illustrated January 2022 rate increase by $5 million to $160 million. This updated filing reflects a 9.75 percent return on common equity and a common equity ratio of 50 percent.

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

Rockland Electric Company (RECO)
In May 2019, RECO filed a request with the New Jersey Board of Public Utilities for an electric rate increase of $19.9 million, effective February 2020. The filing reflected a return on common equity of 10.00 percent and a common equity ratio of 49.93 percent. In July 2019, RECO filed an update to the request it filed in May 2019. The company increased its requested February 2020 rate increase to $20.4 million and reduced the common equity ratio to 49.04 percent. The updated filing continues to reflect a return on common equity of 10.00 percent.

Other Regulatory Matters
In August and November 2017, the NYSPSC issued orders in its proceeding investigating an April 21, 2017 Metropolitan Transportation Authority (MTA) subway power outage. The orders indicated that the investigation determined that the outage was caused by a failure of CECONY’s electricity supply to a subway station, which led to a loss of the subway signals, and that one of the secondary services to the MTA facility had been improperly rerouted and was not properly documented by the company. The orders also indicated that the loss of power to the subway station affected multiple subway lines and caused widespread delays across the subway system. Pursuant to the orders, the company was required to take certain actions, including inspecting, repairing and installing certain electrical equipment that serves the subway system, analyzing power supply and power quality events affecting the MTA’s signaling services, and filing monthly reports with the NYSPSC on all of the company's activities related to the subway system. The company completed the required actions in 2018. Through June 30, 2019, the company incurred costs related to this matter of $273 million. Included in this amount is $32 million in capital and operating and maintenance costs reflected in the company's electric rate plan and $241 million deferred as a regulatory asset that the company is seeking to recover in its pending electric rate proceeding. The company is unable to estimate the amount or range of its possible loss related to this matter. At June 30, 2019, the company had not accrued a liability related to this matter.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At June 30, 2019, the Utilities had not accrued a liability related to this matter.

In March 2018, Winter Storms Riley and Quinn caused damage to the Utilities’ electric distribution systems and interrupted service to approximately 209,000 CECONY customers, 93,000 O&R customers and 44,000 RECO customers. At June 30, 2019, CECONY's costs related to March 2018 storms, including Riley and Quinn, amounted to $134 million, including operation and maintenance expenses reflected in its electric rate plan ($15 million), operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan ($84 million), capital expenditures ($29 million) and removal costs ($6 million). At June 30, 2019, O&R and RECO costs related to 2018 storms amounted to $43 million and $17 million, respectively, most of which were deferred as regulatory assets pursuant to their electric rate plans. In January 2019, O&R began recovering its deferred storm costs over a six year period in accordance with its New York electric rate plan. The NYSPSC investigated the preparation and response to the storms by CECONY, O&R, and other New York electric utilities, including all aspects of their emergency response plans. In April 2019, following the issuance of a NYSPSC staff report on the investigation, the NYSPSC ordered the utilities to show cause why the NYSPSC should not commence a penalty action against them for violating their emergency response plans. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At June 30, 2019, the Utilities had not accrued a liability related to this matter.

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

In March 2019, the NYSPSC ordered CECONY to show cause why the NYSPSC should not commence a penalty action and prudence proceeding against CECONY for alleged violations of gas operator qualification, performance, and inspection requirements. The company is seeking to resolve this matter through settlement negotiations with the NYSPSC staff. Any settlement would be subject to NYSPSC approval. The company is unable to estimate the amount or range of its possible loss related to this matter. At June 30, 2019, the company had not accrued a liability related to this matter.

On July 13, 2019, electric service was interrupted to approximately 72,000 CECONY customers on the west side of Manhattan. The NYSPSC and the Northeast Power Coordinating Council, a regional reliability entity, are investigating the July 13, 2019 power outage. The NYSPSC is also investigating other CECONY power outages that occurred in July 2019. Pursuant to the reliability performance provisions of its electric rate plan, as a result of the July 13, 2019 power outage, the company is subject to a $5 million negative revenue adjustment (which it expects to recognize in the third quarter of 2019). The company is unable to estimate the amount or range of its possible additional loss related to the power outages. At June 30, 2019, the company had not accrued a liability related to the power outages.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at June 30, 2019 and December 31, 2018 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Regulatory assets
Unrecognized pension and other postretirement costs	$2,042	$2,238	$1,934	$2,111
Environmental remediation costs	787	810	696	716
Revenue taxes	304	291	291	278
MTA power reliability deferral	241	229	241	229
Property tax reconciliation	127	101	115	86
Deferred derivative losses	117	17	106	11
Municipal infrastructure support costs	76	67	76	67
Pension and other postretirement benefits deferrals	73	73	54	56
Deferred storm costs	72	76	—	—
System peak reduction and energy efficiency programs	48	72	47	70
Meadowlands heater odorization project	35	36	35	36
Brooklyn Queens demand management program	34	39	34	39
Unamortized loss on reacquired debt	32	36	30	34
Preferred stock redemption	23	23	23	23
Recoverable REV demonstration project costs	20	20	18	18
Gate station upgrade project	17	17	17	17
Workers’ compensation	4	5	4	5
O&R transition bond charges	1	2	—	—
Indian Point Energy Center program costs	—	13	—	13
Other	184	129	173	114
Regulatory assets – noncurrent	4,237	4,294	3,894	3,923
Deferred derivative losses	75	36	63	29
Recoverable energy costs	22	40	19	35
Regulatory assets – current	97	76	82	64
Total Regulatory Assets	$4,334	$4,370	$3,976	$3,987
Regulatory liabilities
Future income tax	$2,470	$2,515	$2,323	$2,363
Allowance for cost of removal less salvage	947	928	805	790
TCJA net benefits*	449	434	429	411
Net unbilled revenue deferrals	155	117	155	117
Energy efficiency portfolio standard unencumbered funds	124	127	119	122
Pension and other postretirement benefit deferrals	63	62	39	40
Net proceeds from sale of property	45	6	45	6
Property tax refunds	45	45	45	45
System benefit charge carrying charge	37	27	33	24
Earnings sharing - electric, gas and steam	25	36	17	27
Settlement of prudence proceeding	22	37	22	37
BQDM and REV Demo reconciliations	22	18	22	18
Settlement of gas proceedings	12	15	12	15
Carrying charges on repair allowance and bonus depreciation	10	21	9	21
New York State income tax rate change	8	17	8	17
Unrecognized other postretirement costs	8	7	3	7
Base rate change deferrals	4	10	4	10
Property tax reconciliation	2	36	2	36
Other	156	183	122	152
Regulatory liabilities – noncurrent	4,604	4,641	4,214	4,258
Refundable energy costs	50	31	22	8
Revenue decoupling mechanism	36	53	22	36
Deferred derivative gains	18	30	17	29
Regulatory liabilities – current	104	114	61	73
Total Regulatory Liabilities	$4,708	$4,755	$4,275	$4,331
* See "Other Regulatory Matters," above.

Note C – Capitalization
In February 2019, Con Edison borrowed $825 million under a two-year variable-rate term loan to fund the repayment of a 6-month variable-rate term loan. In June 2019, Con Edison pre-paid $150 million of the amount borrowed.

In March 2019, Con Edison issued 5,649,369 shares of its common stock for $425 million upon physical settlement of the remaining shares subject to its November 2018 forward sale agreements.

In May 2019, Con Edison entered into a forward sale agreement relating to 5,800,000 shares of its common stock. In June 2019, the company issued 4,750,000 shares for $400 million upon physical settlement of shares subject to the forward sale agreement. At June 30, 2019, 1,050,000 shares remain subject to the forward sale agreement. The company expects the remaining shares under the forward sale agreement to settle by December 28, 2020. The company or the forward purchaser may accelerate the forward sale agreement upon the occurrence of certain events. On a settlement date, if the company decides to physically settle, it will issue shares to the forward purchaser at the then-applicable forward sale price. The forward sale price is equal to $84.83 per share subject to adjustment on a daily basis based on a floating interest rate factor less a spread and will be subject to decrease by amounts related to expected dividends. The remaining shares under the forward sale agreement will be physically settled, unless the company elects cash or net share settlement (which it has the right to do, subject to certain conditions, other than in limited circumstances). In the event the company elects to cash settle or net share settle, the settlement amount will be generally related to (1)(a) the market value of the common stock during the unwind period under the forward sale agreement minus (b) the applicable forward sale price; multiplied by (2) the number of shares subject to such cash settlement or net share settlement. If this settlement amount is a negative number, the forward purchaser will pay the company the absolute value of that amount or deliver to the company a number of shares having a value equal to the absolute value of such amount. If this settlement amount is a positive number, the company will pay the forward purchaser that amount or deliver to the forward purchaser a number of shares having a value equal to such amount.
In May 2019, CECONY issued $700 million aggregate principal amount of 4.125 percent debentures, due 2049. In April 2019, CECONY redeemed at maturity $475 million of 6.65 percent 10-year debentures.
In May 2019, O&R’s New Jersey utility subsidiary paid the remaining $1 million principal amount of Transition Bonds issued in 2004.
In May 2019, a Con Edison Development subsidiary borrowed $464 million, due 2026, secured by equity interests in solar electric production projects.
The carrying amounts and fair values of long-term debt at June 30, 2019 and December 31, 2018 were:

(Millions of Dollars)	2019		2018
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$19,468	$21,626	$18,145	$18,740
CECONY	$14,373	$16,330	$14,151	$14,685

(a)
Amounts shown are net of unamortized debt expense and unamortized debt discount of $192 million and $142 million for Con Edison and CECONY, respectively, as of June 30, 2019 and $185 million and $139 million for Con Edison and CECONY, respectively, as of December 31, 2018.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at June 30, 2019 are classified as Level 2 (see Note M).

At December 31, 2018, the Clean Energy Businesses had $2,076 million of non-recourse project debt secured by the pledge of the applicable renewable energy production projects, of which $1,965 million was included in long-term debt and $111 million was included in long-term debt due within one year in Con Edison's consolidated balance sheet. As a result of the January 2019 PG&E bankruptcy (see "Long-Lived and Intangible Assets" in Note A), during the first quarter of 2019, Con Edison reclassified on its consolidated balance sheet the PG&E-related project debt that was included in long-term debt to long-term debt due within one year. At June 30, 2019, long-term debt due within one year included $1,032 million of PG&E-related project debt. The lenders for the PG&E-related project debt may, upon written notice, declare principal and interest on the PG&E-related project debt to be due and payable immediately and, if such amounts are not timely paid, foreclose on the related projects. The company is seeking to negotiate agreements with the PG&E-related project debt lenders pursuant to which the lenders would defer exercising these remedies.

Note D – Short-Term Borrowing
At June 30, 2019, Con Edison had $1,161 million of commercial paper outstanding of which $849 million was outstanding under CECONY’s program. The weighted average interest rate at June 30, 2019 was 2.6 percent for both Con Edison and CECONY. At December 31, 2018, Con Edison had $1,741 million of commercial paper outstanding of which $1,192 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2018 was 3.0 percent for both Con Edison and CECONY.
At June 30, 2019 and December 31, 2018, no loans were outstanding under the Companies' December 2016 credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of June 30, 2019 and December 31, 2018. In April 2019, the termination date of the Credit Agreement was extended from December 2022 to December 2023 with respect to banks with aggregate commitments of $2,200 million.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Service cost – including administrative expenses	$62	$72	$58	$68
Interest cost on projected benefit obligation	150	140	141	131
Expected return on plan assets	(247)	(258)	(234)	(245)
Recognition of net actuarial loss	130	172	123	163
Recognition of prior service cost/(credit)	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST	$91	$122	$83	$112
Cost capitalized	(29)	(31)	(27)	(29)
Reconciliation to rate level	(2)	(23)	(1)	(25)
Total expense recognized	$60	$68	$55	$58

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Service cost – including administrative expenses	$125	$145	$117	$136
Interest cost on projected benefit obligation	301	280	282	263
Expected return on plan assets	(494)	(516)	(468)	(490)
Recognition of net actuarial loss	259	344	246	326
Recognition of prior service cost/(credit)	(9)	(9)	(10)	(10)
TOTAL PERIODIC BENEFIT COST	$182	$244	$167	$225
Cost capitalized	(55)	(62)	(52)	(59)
Reconciliation to rate level	(7)	(46)	(6)	(50)
Total expense recognized	$120	$136	$109	$116

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

Expected Contributions
Based on estimates as of June 30, 2019, the Companies expect to make contributions to the pension plans during 2019 of $350 million (of which $318 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first six months of 2019, the Companies contributed $78 million to the pension plans, of which $77 million was made by CECONY. CECONY also contributed $15 million to the external trust for its non-qualified supplemental plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Service cost	$4	$5	$3	$3
Interest cost on accumulated other postretirement benefit obligation	11	11	9	9
Expected return on plan assets	(16)	(18)	(14)	(16)
Recognition of net actuarial loss/(gain)	(2)	2	(2)	1
Recognition of prior service cost/(credit)	(1)	(2)	—	(1)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$(4)	$(2)	$(4)	$(4)
Cost capitalized	(2)	(2)	(2)	(1)
Reconciliation to rate level	3	2	2	2
Total expense/(credit) recognized	$(3)	$(2)	$(4)	$(3)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Service cost	$9	$10	$6	$7
Interest cost on accumulated other postretirement benefit obligation	22	21	18	17
Expected return on plan assets	(33)	(37)	(27)	(31)
Recognition of net actuarial loss/(gain)	(4)	4	(5)	1
Recognition of prior service cost/(credit)	(2)	(3)	(1)	(1)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$(8)	$(5)	$(9)	$(7)
Cost capitalized	(4)	(4)	(3)	(3)
Reconciliation to rate level	7	5	4	5
Total expense/(credit) recognized	$(5)	$(4)	$(8)	$(5)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Contributions
Based on estimates as of June 30, 2019, Con Edison and CECONY expect to make contributions of $10 million (of which $7 million is to be made by CECONY) to the other postretirement benefit plans in 2019. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2019 and December 31, 2018 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Accrued Liabilities:
Manufactured gas plant sites	$681	$689	$598	$603
Other Superfund Sites	89	90	88	90
Total	$770	$779	$686	$693
Regulatory assets	$787	$810	$696	$716

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
Environmental remediation costs incurred related to Superfund Sites for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Remediation costs incurred	$8	$6	$6	$5

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Remediation costs incurred	$11	$9	$8	$8

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and six months ended June 30, 2019 and 2018.
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

Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At June 30, 2019, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2019 and December 31, 2018 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$79	$79	$75	$75
Regulatory assets – workers’ compensation	$4	$5	$4	$5

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At June 30, 2019, the company had not accrued a liability for damages related to the incident.

Manhattan Steam Main Rupture
In July 2018, a CECONY steam main located on Fifth Avenue and 21st Street in Manhattan ruptured. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of buildings and streets for various periods. The NYSPSC has commenced an investigation. As of June 30, 2019, with respect to the incident, the company incurred estimated operating costs of $16 million for property damage, clean- up and other response costs and invested $10 million in capital and retirement costs. The company has notified its insurers of the incident and believes that the policies currently in force will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages to others in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At June 30, 2019, the company had not accrued a liability related to the incident.

Other Contingencies
For information about the PG&E bankruptcy, see "Long-Lived and Intangible Assets" in Note A and Note C. Also, for additional contingencies, see "Other Regulatory Matters" in Note B and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements totaled $1,967 million and $2,439 million at June 30, 2019 and December 31, 2018, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these agreements at June 30, 2019 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$535	$137	$—	$672
Energy transactions	494	21	197	712
Renewable electric production projects	128	9	376	513
Other	70	—	—	70
Total	$1,227	$167	$573	$1,967

Con Edison Transmission — Con Edison has guaranteed payment by CET Electric of the contributions CET Electric agreed to make to New York Transco LLC (NY Transco). CET Electric owns a 45.7 percent interest in NY Transco. In April 2019, the New York Independent System Operator (NYISO) selected a transmission project that was jointly proposed by National Grid and NY Transco. The siting, construction and operation of the project will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. The NYISO indicated it will work with the developers to enter into agreements for the development and operation of the projects, including a schedule for entry into service by December 2023. Guarantee amount shown includes the maximum possible required amount of CET Electric’s contributions for this project as calculated based on the assumptions that the project is completed at 175 percent of its estimated costs and NY Transco does not use any debt financing for the project. Also included within the table above are guarantees for $124 million from Con Edison on behalf of CET Gas in relation to Mountain Valley Pipeline (MVP), LLC, a company developing a proposed gas transmission project in West Virginia and Virginia.
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

The Companies lease land, office buildings, equipment and access rights to support electric transmission facilities. Upon adoption of Topic 842, the Companies recognized lease right-of-use assets and lease liabilities on their consolidated balance sheets for virtually all of their leases (other than leases that meet the definition of a short-term lease, the expense for which was immaterial). A lease right-of-use asset represents a right to use an identifiable underlying asset and obtain substantially all of the economic benefits from the use of that asset for the lease term. A lease liability represents an obligation to make lease payments arising from the lease. Leases are classified as either operating leases or finance leases. Operating leases are included in operating lease right-of-use asset and operating lease liabilities on the Companies’ consolidated balance sheets. Finance leases are included in other noncurrent assets, other current liabilities and other noncurrent liabilities. The Utilities, as regulated entities, are permitted to continue to recognize expense for operating leases using the timing that conforms to the regulatory rate treatment as rental payments recovered from our customers and to account the same way for finance leases. Lessor accounting is similar to the previous model, but updated to align with ASC Topic 606 “Revenue from Contracts with Customers."

The Companies elected the following practical expedients: (1) a package of practical expedients that allows the Companies to not reassess: (a) whether expired or existing contracts contained leases; (b) the lease classification for expired or existing leases and (c) the initial direct costs for existing leases; (2) for all underlying asset classes, an expedient that allows the Companies to not apply the recognition requirements to short-term leases and an expedient that allows the Companies to account for lease and associated non-lease components as a single lease component; (3) an expedient that allows the use of hindsight to determine lease term; and (4) an expedient that allows the Companies to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840.

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

Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019 were as follows:

	For the Three Months Ended June 30, 2019
(Millions of Dollars)	Con Edison	CECONY
Operating lease cost	$21	$16
Operating lease cash flows	$9	$4

	For the Six Months Ended June 30, 2019
(Millions of Dollars)	Con Edison	CECONY
Operating lease cost	$41	$32
Operating lease cash flows	$17	$8

As of June 30, 2019, assets recorded as finance leases for Con Edison and CECONY were $2 million and $1 million, respectively, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $5 million and $3 million, respectively. For the three and six months ended June 30, 2019, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for lease obligations were immaterial for Con Edison and CECONY for the three and six months ended June 30, 2019.

Other information related to leases for Con Edison and CECONY at June 30, 2019 was as follows:

	Con Edison	CECONY
Weighted Average Remaining Lease Term:
Operating leases	19.1 years	14.5 years
Finance leases	10.5 years	2.3 years
Weighted Average Discount Rate:
Operating leases	4.3%	3.6%
Finance leases	4.0%	5.1%

Future minimum lease payments under non-cancellable leases at June 30, 2019 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending June 30,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2020	$77	$1	$58	$1
2021	74	—	57	—
2022	70	—	54	—
2023	68	—	53	—
2024	68	—	53	—
All years thereafter	970	1	551	—
Total future minimum lease payments	$1,327	$2	$826	$1
Less: imputed interest	(451)	—	(185)	—
Total	$876	$2	$641	$1
Reported as of June 30, 2019
Operating lease liabilities (current)	$55	$—	$46	$—
Operating lease liabilities (noncurrent)	821	—	595	—
Other current liabilities	—	1	—	1
Other noncurrent liabilities	—	1	—	—
Total	$876	$2	$641	$1

At June 30, 2019, the Companies do not have material obligations under operating or finance leases that have not yet commenced.

Disclosures related to the three and six months ended June 30, 2019 are presented as required under Topic 842. Prior period disclosures for the year ended December 31, 2018 are presented under Topic 840. The Companies have elected to use a practical expedient provided by Topic 842 whereby comparative disclosures for prior periods are allowed to be presented under Topic 840. Prior period disclosures under Topic 840 have been provided on an annual basis. As a result, the disclosures presented under Topic 842 and Topic 840 will not be fully comparable in specific disclosure requirements or time period.

The future minimum lease commitments at December 31, 2018, accounted for under Topic 840, for the Companies’ operating lease agreements that are not cancellable by the Companies were as follows:

(Millions of Dollars)	Con Edison	CECONY
2019	$72	$56
2020	72	56
2021	71	54
2022	68	53
2023	68	53
All years thereafter	890	592
Total	$1,241	$864

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three and six months ended June 30, 2019.

Note J – Income Tax
Con Edison’s income tax expense decreased to $19 million for the three months ended June 30, 2019 from $38 million for the three months ended June 30, 2018. The decrease in income tax expense is primarily due to lower income before income tax expense (excluding income attributable to noncontrolling interest (see Note N)), lower state income taxes, an increase in the amortization of excess deferred federal income taxes due to the TCJA and higher renewable energy credits, offset in part by an increase in uncertain tax positions.

CECONY’s income tax expense decreased to $27 million for the three months ended June 30, 2019 from $31 million for the three months ended June 30, 2018. The decrease in income tax expense is primarily due to lower state income taxes, higher tax benefits in 2019 for plant-related flow through items, and an increase in the amortization of excess deferred federal income taxes due to the TCJA.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended June 30, 2019 and 2018 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2019	2018	2019	2018
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax	3	5	3	4
Cost of removal	2	2	2	2
Other plant-related items	(2)	(1)	(1)	(1)
Renewable energy credits	(5)	(3)	—	—
Reserve for uncertain tax positions	2	—	—	—
Amortization of excess deferred federal income taxes	(10)	(7)	(9)	(8)
Other	—	—	(1)	(1)
Effective tax rate	11%	17%	15%	17%

Con Edison’s income tax expense decreased to $127 million for the six months ended June 30, 2019 from $156 million for the six months ended June 30, 2018. The decrease in income tax expense is primarily due to lower income before income tax expense (excluding income attributable to noncontrolling interest (see Note N)), lower state income taxes, an increase in the amortization of excess deferred federal income taxes due to the TCJA and higher renewable energy credits.

CECONY’s income tax expense increased to $151 million for the six months ended June 30, 2019 from $150 million for the six months ended June 30, 2018. The increase in income tax expense is primarily due to higher income before income tax expense, offset in part by higher tax benefits in 2019 for plant-related flow through items, an increase in the amortization of excess deferred federal income taxes due to the TCJA, a decrease in non-deductible business expenses and an increase in research and development credits.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the six months ended June 30, 2019 and 2018 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2019	2018	2019	2018
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax	4	5	4	5
Cost of removal	1	1	1	1
Other plant-related items	(1)	(1)	(1)	(1)
Renewable energy credits	(2)	(2)	—	—
Amortization of excess deferred federal income taxes	(5)	(4)	(4)	(4)
Effective tax rate	18%	20%	21%	22%

CECONY and O&R deferred as regulatory liabilities their estimated net benefits under the TCJA for the six months ended June 30, 2018. CECONY's net benefits prior to January 1, 2019 for its electric service and amortization of excess deferred federal income taxes for its electric service for the six months ended June 30, 2019 continue to be deferred. RECO deferred as a regulatory liability its estimated net benefits under the TCJA for the three months ended March 31, 2018. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes the utilities collected from customers that will not need to be paid to the Internal Revenue Service under the TCJA. See “Other Regulatory Matters” in Note B.

Uncertain Tax Positions
At June 30, 2019, the estimated liability for uncertain tax positions for Con Edison was $8 million ($5 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $3 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is approximately $2 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $8 million ($7 million, net of federal taxes).
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three and six months ended June 30, 2019, the Companies recognized an immaterial amount of interest expense or penalties for uncertain tax positions in their consolidated income statements. At June 30, 2019 and December 31, 2018, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018
CECONY
Electric	$1,833	$1,807	$5	$4	$261	$243	$314	$318
Gas	408	435	2	2	56	51	94	82
Steam	90	96	16	18	22	22	(32)	(18)
Consolidation adjustments	—	—	(23)	(24)	—	—	—	—
Total CECONY	$2,331	$2,338	$—	$—	$339	$316	$376	$382
O&R
Electric	$138	$144	$—	$—	$15	$14	$16	$18
Gas	41	54	—	—	6	5	(3)	5
Total O&R	$179	$198	$—	$—	$21	$19	$13	$23
Clean Energy Businesses	$233	$158	$—	$—	$58	$19	$72	$24
Con Edison Transmission	1	1	—	—	—	—	(2)	(1)
Other (a)	—	1	—	—	—	—	(1)	(2)
Total Con Edison	$2,744	$2,696	$—	$—	$418	$354	$458	$426
(a) Parent company and consolidation adjustments. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018
CECONY
Electric	$3,630	$3,536	$9	$8	$518	$483	$571	$571
Gas	1,330	1,276	3	4	111	100	438	404
Steam	411	410	35	37	44	43	92	112
Consolidation adjustments	—	—	(47)	(49)	—	—	—	—
Total CECONY	$5,371	$5,222	$—	$—	$673	$626	$1,101	$1,087
O&R
Electric	$283	$293	$—	$—	$30	$28	$31	$26
Gas	154	152	—	—	12	10	36	42
Total O&R	$437	$445	$—	$—	$42	$38	$67	$68
Clean Energy Businesses	450	391	—	—	116	38	83	33
Con Edison Transmission	2	2	—	—	—	—	(3)	(3)
Other (a)	(2)	—	—	—	—	—	(4)	(5)
Total Con Edison	$6,258	$6,060	$—	$—	$831	$702	$1,244	$1,180
(a) Parent company and consolidation adjustments. Other does not represent a business segment.

Note L – Derivative Instruments and Hedging Activities
The Utilities and the Clean Energy Businesses hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. The Clean Energy Businesses use interest rate swaps to manage the risks associated with interest rates related to outstanding and expected future debt issuances and borrowings. Derivatives are recognized on the consolidated balance sheet at fair value (see Note M), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules.

In August 2017, the FASB issued amendments to the guidance for derivatives and hedging through ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this update provide greater clarification on hedge accounting for risk components, presentation and disclosure of hedging instruments, and overall targeted improvements to simplify hedge accounting. The amendments were effective for reporting periods beginning after December 15, 2018. The application of the guidance did not have a material impact on the Companies’ financial position, results of operations and liquidity because the Companies do not elect hedge accounting for their derivative instruments and hedging activities.

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at June 30, 2019 and December 31, 2018 were:

(Millions of Dollars)	2019				2018
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$37	$(24)	$13	(b)	$43	$(14)	$29	(b)
Noncurrent	6	(6)	—		16	(7)	9	(d)
Total fair value of derivative assets	$43	$(30)	$13		$59	$(21)	$38
Fair value of derivative liabilities
Current	$(97)	$29	$(68)	(c)	$(61)	$11	$(50)
Noncurrent	(152)	22	(130)	(c)	(25)	9	(16)	(d)
Total fair value of derivative liabilities	$(249)	$51	$(198)		$(86)	$20	$(66)
Net fair value derivative assets/(liabilities)	$(206)	$21	$(185)		$(27)	$(1)	$(28)
CECONY
Fair value of derivative assets
Current	$26	$(16)	$10	(b)	$25	$(6)	$19	(b)
Noncurrent	4	(4)	—		11	(5)	6
Total fair value of derivative assets	$30	$(20)	$10		$36	$(11)	$25
Fair value of derivative liabilities
Current	$(66)	$25	$(41)		$(31)	$6	$(25)
Noncurrent	(106)	20	(86)		(12)	6	(6)
Total fair value of derivative liabilities	$(172)	$45	$(127)		$(43)	$12	$(31)
Net fair value derivative assets/(liabilities)	$(142)	$25	$(117)		$(7)	$1	$(6)

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

(b)
At June 30, 2019 and December 31, 2018, margin deposits for Con Edison ($6 million and $7 million, respectively) and CECONY ($6 million and $6 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)
Includes amounts for interest rate swaps of $(5) million in current liabilities and $(32) million in noncurrent liabilities. At June 30, 2019 the Clean Energy Businesses had interest rate swaps with notional amounts of $829 million. The expiration dates of the swaps range from 2024-2041.

(d)
Includes amounts for interest rate swaps of $2 million in noncurrent assets and $(6) million in noncurrent liabilities. At December 31, 2018 the Clean Energy Business had interest rate swaps with notional amounts of $499 million. The expiration dates of the swaps range from 2024-2035.

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

The Clean Energy Businesses record realized and unrealized gains and losses on their derivative contracts in purchased power, gas purchased for resale and non-utility revenue in the reporting period in which they occur. The

Clean Energy Businesses record changes in the fair value of their interest rate swaps in other interest expense at the end of each reporting period. Management believes that these derivative instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and interest rates.

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2019 and 2018:

		For the Three Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2019	2018	2019	2018
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(16)	$5	$(15)	$6
Noncurrent	Deferred derivative gains	(2)	7	—	3
Total deferred gains/(losses)		$(18)	$12	$(15)	$9
Current	Deferred derivative losses	$(36)	$44	$(34)	$42
Current	Recoverable energy costs	(41)	(34)	(37)	(34)
Noncurrent	Deferred derivative losses	(74)	59	(68)	56
Total deferred gains/(losses)		$(151)	$69	$(139)	$64
Net deferred gains/(losses)		$(169)	$81	$(154)	$73
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Purchased power expense	$—	$—	$—	$—
	Gas purchased for resale	—	(1)	—	—
	Non-utility revenue	7	(3)	—	—
	Other interest expense	(24)	—	—	—
Total pre-tax gains/(losses) recognized in income		$(17)	$(4)	$—	$—

		For the Six Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2019	2018	2019	2018
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(12)	$(17)	$(11)	$(16)
Noncurrent	Deferred derivative gains	(8)	5	(6)	3
Total deferred gains/(losses)		$(20)	$(12)	$(17)	$(13)
Current	Deferred derivative losses	$(39)	$(4)	$(34)	$(2)
Current	Recoverable energy costs	(59)	(9)	(51)	(8)
Noncurrent	Deferred derivative losses	(100)	8	(95)	7
Total deferred gains/(losses)		$(198)	$(5)	$(180)	$(3)
Net deferred gains/(losses)		$(218)	$(17)	$(197)	$(16)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Purchased power expense	$—	$—	$—	$—
	Gas purchased for resale	(2)	(1)	—	—
	Non-utility revenue	15	—	—	—
	Other operations and maintenance expense	1	—	1	—
	Other interest expense	(34)	—	—	—
Total pre-tax gains/(losses) recognized in income		$(20)	($1)	$1	$—

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at June 30, 2019:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	32,178,387	19,324	202,435,409	7,728,000
CECONY	29,476,875	8,550	187,910,000	7,728,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

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
At June 30, 2019, Con Edison and CECONY had $128 million and $7 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $55 million with non-investment grade/non-rated counterparties, $34 million with independent system operators, $29 million with investment-grade counterparties and $10 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $6 million with commodity exchange brokers and $1 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at June 30, 2019:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$159		$137
Collateral posted	34		27
Additional collateral (b) (downgrade one level from current ratings)	37		31
Additional collateral (b) (downgrade to below investment grade from current ratings)	140	(c)	118	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post an immaterial amount of additional collateral at June 30, 2019. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At June 30, 2019, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $15 million.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are summarized below.

	2019					2018
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$3	$22	$2	$(8)	$19	$6	$36	$7	$(6)	$43
Interest rate swaps (a)(b)(c)	—	—	—	—	—	—	2	—	—	2
Other (a)(b)(d)	321	118	—	—	439	287	114	—	—	401
Total assets	$324	$140	$2	$(8)	$458	$293	$152	$7	$(6)	$446
Derivative liabilities:
Commodity (a)(b)(c)	$15	$135	$48	$(37)	$161	$8	$43	$20	$(11)	$60
Interest rate swaps (a)(b)(c)	—	37	—	—	37	—	6	—	—	6
Total liabilities	$15	$172	$48	$(37)	$198	$8	$49	$20	$(11)	$66
CECONY
Derivative assets:
Commodity (a)(b)(c)	$2	$13	$1	$—	$16	$3	$28	$1	$(1)	$31
Other (a)(b)(d)	301	112	—	—	413	267	109	—	—	376
Total assets	$303	$125	$1	$—	$429	$270	$137	$1	$(1)	$407
Derivative liabilities:
Commodity (a)(b)(c)	$13	$114	$31	$(31)	$127	$5	$30	$3	$(6)	$32

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had no transfers between levels 1, 2, and 3 during the six months ended June 30, 2019. Con

Edison and CECONY had $2 million of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2018 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2018 to less than three years as of December 31, 2018.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2019 and December 31, 2018, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

(d)	Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.

(e)	Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

The employees in the Companies’ risk management group develop and maintain the Companies’ valuation policies and procedures for, and verify pricing and fair value valuation of, commodity derivatives and interest rate swaps. Under the Companies’ policies and procedures, multiple independent sources of information are obtained for forward price curves used to value commodity derivatives and interest rate swaps. Fair value and changes in fair value of commodity derivatives and interest rate swaps are reported on a monthly basis to the Companies’ risk committees, comprised of officers and employees of the Companies that oversee energy hedging at the Utilities and the Clean Energy Businesses. The risk management group reports to the Companies’ Vice President and Treasurer.

	Fair Value of Level 3 at June 30, 2019	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(27)	Discounted Cash Flow	Forward energy prices (a)	$20.00-$71.70 per MWh
	(16)	Discounted Cash Flow	Forward capacity prices (a)	$0.70-$4.83 per kW-month
Natural Gas	(4)	Discounted Cash Flow	Forward natural gas prices (a)	$1.45-$2.31 per Dt
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.03-$4.29 per MWh
Total Con Edison—Commodity	$(46)
CECONY – Commodity
Electricity	$(25)	Discounted Cash Flow	Forward energy prices (a)	$21.70-$71.70 per MWh
	(6)	Discounted Cash Flow	Forward capacity prices (a)	$0.70-$4.80 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.43-$3.13 per MWh
Total CECONY—Commodity	$(30)

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2019 and 2018 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Beginning balance as of April 1,	$(19)	$3	$(5)	$2
Included in earnings	—	(3)	1	1
Included in regulatory assets and liabilities	(27)	(1)	(25)	(2)
Settlements	—	(3)	(1)	(1)
Ending balance as of June 30,	$(46)	$(4)	$(30)	$—

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Beginning balance as of January 1,	$(13)	$1	$(2)	$4
Included in earnings	(4)	1	1	3
Included in regulatory assets and liabilities	(31)	(1)	(28)	(5)
Settlements	2	(6)	(1)	(3)
Transfer out of level 3	—	1	—	1
Ending balance as of June 30,	$(46)	$(4)	$(30)	$—

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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial and $6 million loss) and purchased power costs (immaterial for both periods) on the consolidated income statement for the three months ended June 30, 2019 and 2018, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($1 million loss and $4 million loss) and purchased power costs (immaterial for both periods) on the consolidated income statement for the six months ended June 30, 2019 and 2018, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at June 30, 2019 and 2018 is included in non-utility revenues (immaterial and $5 million loss) and purchased power costs (immaterial for both periods) on the consolidated income statement for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the change in fair value relating to Level 3 commodity derivatives assets and liabilities is included in non-utility revenues ($1 million loss and $4 million loss) and purchased power costs (immaterial for both periods), respectively, on the consolidated income statement.

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

Con Edison Development
Con Edison has a variable interest in OCI Solar San Antonio 4 LLC (Texas Solar 4), which is a consolidated entity in which Con Edison Development has an 80 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 is held by a Con Edison Development subsidiary. Texas Solar 4 owns a project company that developed a 40 MW (AC) solar electric production project. Electricity generated by the project is sold pursuant to a long-term power purchase agreement. Con Edison's earnings from Texas Solar 4 for the three and six months ended June 30, 2019 and 2018 were immaterial.

In December 2018, a Con Edison Development subsidiary completed its acquisition of Sempra Solar Holdings, LLC. Included in the acquisition were certain operating projects (Tax Equity Projects) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects are consolidated entities in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects is held by Con Edison Development subsidiaries. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements. For the three months ended June 30, 2019, the hypothetical liquidation at book value (HLBV) method of accounting for the Tax Equity Projects resulted in $28 million of income ($21 million, after tax) for the tax equity investor and a $15 million loss ($12 million, after tax) for Con Edison. For the six months ended June 30, 2019, the HLBV method of accounting for the Tax Equity Projects resulted in $49 million of income ($37 million, after-tax) for the tax equity investor and a $34 million loss ($26 million, after-tax) for Con Edison.

At June 30, 2019 and December 31, 2018, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)		Texas Solar 4 (c)(f)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018
Restricted cash	$—	$—	$—	$—	$7	$4
Non-utility property, less accumulated depreciation (g)(h)	309	313	488	492	96	98
Other assets	39	18	109	97	10	9
Total assets (a)	$348	$331	$597	$589	$113	$111
Long-term debt due within one year	$—	$—	$—	$—	$57	$2
Other liabilities	32	17	43	33	28	26
Long-term debt	—	—	—	—	—	56
Total liabilities (b)	$32	$17	$43	$33	$85	$84

(a)	The assets of the Tax Equity Projects and Texas Solar 4 represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.

(b)	The liabilities of the Tax Equity Projects and Texas Solar 4 represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.

(c)	Con Edison did not provide any financial or other support during the year that was not previously contractually required.

(d)	Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $48 million and $33 million at June 30, 2019 and December 31, 2018, respectively.

(e)
Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $99 million and $71 million at June 30, 2019 and December 31, 2018, respectively.

(f)	Noncontrolling interest of the third party was $7 million at June 30, 2019 and December 31, 2018.

(g)	Non-utility property is reduced by accumulated depreciation of $5 million for Great Valley Solar, $8 million for Copper Mountain - Mesquite Solar and $17 million for Texas Solar 4 at June 30, 2019.

(h)
Non-utility property is reduced by accumulated depreciation of $1 million for Great Valley Solar, $1 million for Copper Mountain - Mesquite Solar and $15 million for Texas Solar 4 at December 31, 2018.

Note O – New Financial Accounting Standards
In June 2016, the FASB issued amendments to the guidance for recognition of credit losses for financial instruments through ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments replace the incurred loss impairment methodology which involved delayed recognition of credit losses. The amendments introduce an expected credit loss impairment model which requires immediate recognition of anticipated losses over the instrument’s life. A broader range of reasonable and supportable information must be considered in developing the credit loss estimates. The Companies' financial instruments that would be subject to the amendments include their accounts receivable - customers and other receivables. For public entities, the amendments are effective, and the Companies plan to adopt the amendments, for reporting periods beginning after December 15, 2019. The adoption of this guidance is not expected to have a material impact on the Companies’ liquidity. The Companies are continuing to evaluate the potential impact of the amendments on the Companies’ results of operations and financial position.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2018 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (File Nos. 1-14514 and 1-1217).

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

In May 2019, the company increased its five-year forecast of average annual growth of the peak gas demand in its service area at design conditions from approximately 1.3 percent (for 2019 to 2023) to approximately 1.5 percent (for 2020 to 2024). The increase reflects increased applications for firm gas service in advance of the March 15, 2019 start of a temporary moratorium on new applications in most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 20,778 MMlb of steam annually to approximately 1,604 customers in parts of Manhattan.

In July 2019, the company's five-year forecast of average annual change in the peak steam demand in its service area at design conditions increased from approximately (0.5) percent (for 2019 to 2023) to (0.4) percent (for 2020 to 2024).

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

In May 2019, the company increased its five-year forecast of average annual growth of the peak gas demand in its service area at design conditions from approximately 0.6 percent (for 2019 to 2023) to 0.7 percent (for 2020 to 2024).

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

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC (NY Transco), which owns and is proposing to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC, a joint venture that owns and operates an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation which owns and operates a gas storage facility in upstate New York. In addition, CET Gas owns a 12.5 percent interest in Mountain Valley Pipeline LLC, a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended June 30, 2019				For the Six Months Ended June 30, 2019				At June 30, 2019
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,331	85%	$152	100%	$5,371	86%	$564	98%	$44,475	80%
O&R	179	7	2	1	437	7	34	6	2,881	5
Total Utilities	2,510	92	154	101	5,808	93	598	104	47,356	85
Clean Energy Businesses (a)	233	8	(6)	(4)	450	7	(41)	(7)	6,419	12
Con Edison Transmission	1	—	12	8	2	—	25	4	1,489	3
Other (b)	—	—	(8)	(5)	(2)	—	(6)	(1)	338	—
Total Con Edison	$2,744	100%	$152	100%	$6,258	100%	$576	100%	$55,602	100%

(a)
Net income for common stock from the Clean Energy Businesses for the three and six months ended June 30, 2019 includes $(16) million and $(24) million, respectively, of net after-tax mark-to-market losses and reflects $21 million (after-tax) and $37 million (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note N to the Second Quarter Financial Statements.

(b)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income for common stock and earnings per share for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$152	$149	$0.46	$0.48	$564	$538	$1.73	$1.73
O&R	2	8	0.01	0.02	34	31	0.11	0.10
Clean Energy Businesses (a)	(6)	25	(0.03)	0.08	(41)	31	(0.13)	0.10
Con Edison Transmission	12	12	0.04	0.04	25	23	0.08	0.07
Other (b)	(8)	(6)	(0.02)	(0.02)	(6)	(7)	(0.02)	(0.02)
Con Edison (c)	$152	$188	$0.46	$0.60	$576	$616	$1.77	$1.98

(a)
Net income for common stock from the Clean Energy Businesses for the three and six months ended June 30, 2019 includes $(16) million or $(0.05) a share and $(24) million or $(0.08) a share, respectively, of net after-tax mark-to-market losses and reflects $21 million or $0.07 a share (after-tax) and $37 million or $0.11 a share (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note N to the Second Quarter Financial Statements. Net income for common stock from the Clean Energy Businesses for the three and six months ended June 30, 2018 includes $(1) million or $(0.01) a share, respectively, of net after-tax mark-to-market losses.

(b)	Other includes parent company and consolidation adjustments.

(c)
Earnings per share on a diluted basis were $0.46 a share and $0.60 a share for the three months ended June 30, 2019 and 2018, respectively, and $1.77 a share and $1.98 a share for the six months ended June 30, 2019 and 2018, respectively.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and six months ended June 30, 2019 as compared with the 2018 periods.

Variation for the Three Months Ended June 30, 2019 vs. 2018
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.23	$71
Reflects higher electric and gas net base revenues of $0.12 a share and $0.03 a share, respectively, due primarily to electric and gas base rates increases in January 2019 under the company's rate plans.

Weather impact on steam revenues	(0.03)	(9)	Reflects the impact of warmer April weather in 2019.
Operations and maintenance expenses	(0.05)	(16)
Reflects higher costs for pension and other postretirement benefits of $(0.04) a share and regulatory assessments and fees that are collected in revenues from customers of $(0.04) a share, offset, in part, by lower storm-related costs of $0.03 a share.

Depreciation, property taxes and other tax matters	(0.15)	(46)
Reflects higher property taxes of $(0.07) a share, higher depreciation and amortization expense of $(0.06) a share and the absence of a New York State sales and use tax refund received in 2018 of $(0.02) a share.

Other	(0.02)	3
Reflects primarily higher interest expense on long-term debt of $(0.04) a share and the dilutive effect of Con Edison's stock issuances of $(0.03) a share, offset, in part, by lower costs associated with components of pension and other postretirement benefits other than service cost of $0.05 a share.

Total CECONY	(0.02)	3
O&R (a)
Changes in rate plans	(0.01)	(4)	Reflects primarily a gas base rate decrease, offset, in part, by an electric base rate increase under the company's new rate plans, effective January 1, 2019.
Depreciation, property taxes and other tax matters	—	(2)
Total O&R	(0.01)	(6)
Clean Energy Businesses
Operating revenues less energy costs	0.22	67
Reflects primarily higher renewable electric production projects revenue due to the December 2018 acquisition of Sempra Solar Holdings, LLC, including the consolidation of certain jointly-owned projects that were previously accounted for as equity investments of $0.24 a share, offset, in part, by lower wholesale revenues of $(0.04) a share.

Operations and maintenance expenses	—	(1)
Depreciation and amortization	(0.10)	(29)	Reflects an increase in renewable electric production projects due to the December 2018 acquisition of Sempra Solar Holdings, LLC.
Net interest expense	(0.12)	(36)	Reflects primarily an increase in debt due to the December 2018 acquisition of Sempra Solar Holdings, LLC.
HLBV effects	(0.07)	(21)
Other	(0.04)	(11)
Reflects primarily the absence in 2019 of equity income from certain jointly-owned projects that were accounted for as equity investments in 2018 but consolidated after the December 2018 acquisition of Sempra Solar Holdings, LLC.

Total Clean Energy Businesses	(0.11)	(31)
Con Edison Transmission	—	—
Other, including parent company expenses	—	(2)
Total Reported (GAAP basis)	$(0.14)	$(36)

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

Variation for the Six Months Ended June 30, 2019 vs. 2018
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.48	$150
Reflects higher electric and gas net base revenues of $0.24 a share and $0.10 a share, respectively, due primarily to electric and gas base rates increases in January 2019 under the company's rate plans, and growth in the number of gas customers of $0.02 a share.

Weather impact on steam revenues	(0.05)	(15)	Reflects the impact of warmer winter weather in 2019.
Operations and maintenance expenses	(0.12)	(37)
Reflects higher costs for pension and other postretirement benefits of $(0.07) a share, stock-based compensation of $(0.05) a share and regulatory assessments and fees that are collected in revenues from customers of $(0.05) a share, offset, in part, by lower storm-related costs of $0.05 a share.

Depreciation, property taxes and other tax matters	(0.29)	(90)
Reflects higher property taxes of $(0.14) a share, higher depreciation and amortization expense of $(0.11) a share and the absence of New York State sales and use tax refunds received in 2018 of $(0.04) a share.

Other	(0.02)	18
Reflects primarily the dilutive effect of Con Edison's stock issuances of $(0.09) a share, offset by lower costs associated with components of pension and other postretirement benefits other than service cost of $0.09 a share.

Total CECONY	—	26
O&R (a)
Changes in rate plans	—	(2)
Operations and maintenance expenses	0.02	7	Reflects primarily lower storm-related costs of $0.01 a share and lower pension costs of $0.01 a share.
Depreciation, property taxes and other tax matters	(0.01)	(2)	Reflects higher depreciation and amortization expense.
Total O&R	0.01	3
Clean Energy Businesses
Operating revenues less energy costs	0.17	52
Reflects primarily higher renewable electric production projects revenues due to the December 2018 acquisition of Sempra Solar Holdings, LLC, including the consolidation of certain jointly-owned projects that were previously accounted for as equity investments of $0.38 a share, offset, in part, by lower engineering, procurement and construction services revenues of $(0.22) a share.

Operations and maintenance expenses	0.15	45	Reflects primarily lower engineering, procurement and construction costs.
Depreciation and amortization	(0.19)	(58)	Reflects an increase in renewable electric production projects due to the December 2018 acquisition of Sempra Solar Holdings, LLC.
Net interest expense	(0.20)	(61)	Reflects primarily an increase in debt due to the December 2018 acquisition of Sempra Solar Holdings, LLC.
HLBV effects	(0.11)	(37)
Other	(0.05)	(13)
Reflects primarily the absence in 2019 of equity income from certain jointly-owned projects that were accounted for as equity investments in 2018 but consolidated after the December 2018 acquisition of Sempra Solar Holdings, LLC.

Total Clean Energy Businesses	(0.23)	(72)
Con Edison Transmission	0.01	2	Reflects income from equity investments.
Other, including parent company expenses	—	1
Total Reported (GAAP basis)	$(0.21)	$(40)

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

The Companies’ other operations and maintenance expenses for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2019	2018	2019	2018
CECONY
Operations	$378	$401	$776	$794
Pensions and other postretirement benefits	33	18	67	35
Health care and other benefits	42	47	80	86
Regulatory fees and assessments (a)	109	94	222	203
Other	89	69	166	142
Total CECONY	651	629	1,311	1,260
O&R	73	74	144	154
Clean Energy Businesses (b)	55	52	115	176
Con Edison Transmission	3	2	5	5
Other (c)	(1)	(1)	—	(3)
Total other operations and maintenance expenses	$781	$756	$1,575	$1,592

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	The decrease in operations and maintenance for the six months ended June 30, 2019 compared with the 2018 period is due primarily to lower engineering, procurement and construction costs.

(c)	Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2019 and 2018 follows. For additional business segment financial information, see Note K to the Second Quarter Financial Statements.

The Companies’ results of operations for the three months ended June 30, 2019 and 2018 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues	$2,331	$2,338	$179	$198	$233	$158	$1	$1	$—	$1	$2,744	$2,696
Purchased power	313	343	39	43	—	2	—	—	—	—	352	388
Fuel	26	38	—	—	—	—	—	—	—	—	26	38
Gas purchased for resale	76	118	13	19	42	57	—	—	—	—	131	194
Other operations and maintenance	651	629	73	74	55	52	3	2	(1)	(1)	781	756
Depreciation and amortization	339	316	21	19	58	19	—	—	—	—	418	354
Taxes, other than income taxes	550	512	20	20	6	4	—	—	2	4	578	540
Operating income	376	382	13	23	72	24	(2)	(1)	(1)	(2)	458	426
Other income less deductions	(15)	(35)	(2)	(5)	—	16	24	22	(4)	(1)	3	(3)
Net interest expense	182	167	10	9	63	14	5	4	3	3	263	197
Income before income tax expense	179	180	1	9	9	26	17	17	(8)	(6)	198	226
Income tax expense	27	31	(1)	1	(12)	1	5	5	—	—	19	38
Net income	$152	$149	$2	$8	$21	$25	$12	$12	$(8)	$(6)	$179	$188
Income attributable to non-controlling interest	—	—	—	—	27	—	—	—	—	—	27	—
Net income for common stock	$152	$149	$2	$8	$(6)	$25	$12	$12	$(8)	$(6)	$152	$188

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended June 30, 2019				For the Three Months Ended June 30, 2018
(Millions of Dollars)	Electric	Gas	Steam	2019 Total	Electric	Gas	Steam	2018 Total	2019-2018 Variation
Operating revenues	$1,833	$408	$90	$2,331	$1,807	$435	$96	$2,338	$(7)
Purchased power	306	—	7	313	337	—	6	343	(30)
Fuel	14	—	12	26	26	—	12	38	(12)
Gas purchased for resale	—	76	—	76	—	118	—	118	(42)
Other operations and maintenance	510	97	44	651	483	106	40	629	22
Depreciation and amortization	261	56	22	339	243	51	22	316	23
Taxes, other than income taxes	428	85	37	550	400	78	34	512	38
Operating income	$314	$94	$(32)	$376	$318	$82	$(18)	$382	$(6)

Electric
CECONY’s results of electric operations for the three months ended June 30, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	Variation
Operating revenues	$1,833	$1,807	$26
Purchased power	306	337	(31)
Fuel	14	26	(12)
Other operations and maintenance	510	483	27
Depreciation and amortization	261	243	18
Taxes, other than income taxes	428	400	28
Electric operating income	$314	$318	$(4)

CECONY’s electric sales and deliveries for the three months ended June 30, 2019 compared with the 2018 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2019	June 30, 2018	Variation	Percent Variation		June 30, 2019	June 30, 2018	Variation	Percent Variation
Residential/Religious (b)	2,101	2,187	(86)	(3.9)%		$541	$601	$(60)	(10.0)%
Commercial/Industrial	2,283	2,222	61	2.7		429	438	(9)	(2.1)
Retail choice customers	5,691	5,966	(275)	(4.6)		516	563	(47)	(8.3)
NYPA, Municipal Agency and other sales	2,312	2,403	(91)	(3.8)		148	152	(4)	(2.6)
Other operating revenues (c)	—	—	—	—		199	53	146	Large
Total	12,387	12,778	(391)	(3.1)%	(d)	$1,833	$1,807	$26	1.4%

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

(c)
Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.4 percent in the three months ended June 30, 2019 compared with the 2018 period.

Operating revenues increased $26 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to an increase in revenues from the rate plan ($71 million), offset, in part, by lower purchased power expenses ($31 million) and fuel expenses ($12 million).

Purchased power expenses decreased $31 million in the three months ended June 30, 2019 compared with the 2018 period due to lower unit costs ($38 million), offset, in part, by higher purchased volumes ($7 million).

Fuel expenses decreased $12 million in the three months ended June 30, 2019 compared with the 2018 period due to lower unit costs ($10 million) and purchased volumes from the company's electric generating facilities ($2 million).

Other operations and maintenance expenses increased $27 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to higher surcharges for assessments and fees that are collected in revenues from customers ($28 million) and higher cost for pension and other postretirement benefits ($14 million), offset, in part, by lower municipal infrastructure support costs ($14 million).

Depreciation and amortization increased $18 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $28 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to higher property taxes ($16 million), the absence of a New York State sales and use tax refund received in 2018 ($8 million) and lower deferral of under-collected property taxes ($5 million), offset, in part, by lower state and local taxes ($1 million) and payroll taxes ($1 million).

Gas
CECONY’s results of gas operations for the three months ended June 30, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	Variation
Operating revenues	$408	$435	$(27)
Gas purchased for resale	76	118	(42)
Other operations and maintenance	97	106	(9)
Depreciation and amortization	56	51	5
Taxes, other than income taxes	85	78	7
Gas operating income	$94	$82	$12

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2019 compared with the 2018 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2019	June 30, 2018	Variation	Percent Variation		June 30, 2019	June 30, 2018	Variation	Percent Variation
Residential	9,816	11,973	(2,157)	(18.0)%		$183	$217	$(34)	(15.7)%
General	6,550	7,252	(702)	(9.7)		76	90	(14)	(15.6)
Firm transportation	16,037	17,627	(1,590)	(9.0)		120	118	2	1.7
Total firm sales and transportation	32,403	36,852	(4,449)	(12.1)	(b)	379	425	(46)	(10.8)
Interruptible sales (c)	1,860	1,983	(123)	(6.2)		9	13	(4)	(30.8)
NYPA	10,515	9,900	615	6.2		1	1	—	—
Generation plants	10,288	14,418	(4,130)	(28.6)		5	6	(1)	(16.7)
Other	5,140	5,430	(290)	(5.3)		7	10	(3)	(30.0)
Other operating revenues (d)	—	—	—	—		7	(20)	27	Large
Total	60,206	68,583	(8,377)	(12.2)%		$408	$435	$(27)	(6.2)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 3.1 percent in the three months ended June 30, 2019 compared with the 2018 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 753 thousands and 849 thousands of Dt for the 2019 and 2018 periods, respectively, which are also reflected in firm transportation and other.

(d)
Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues decreased $27 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to lower gas purchased for resale expense ($42 million), offset, in part, by an increase in revenues from the rate plan ($21 million).

Gas purchased for resale decreased $42 million in the three months ended June 30, 2019 compared with the 2018 period due to lower unit costs.

Other operations and maintenance expenses decreased $9 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to lower equipment maintenance expenses ($3 million), surcharges for assessments and fees that are collected in revenues from customers ($1 million) and municipal infrastructure support costs ($1 million).

Depreciation and amortization increased $5 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $7 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to higher property taxes ($10 million) and the absence of a New York State sales and use tax refund received in 2018 ($2 million), offset, in part, by higher deferral of under-collected property taxes ($3 million).

Steam
CECONY’s results of steam operations for the three months ended June 30, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	Variation
Operating revenues	$90	$96	$(6)
Purchased power	7	6	1
Fuel	12	12	—
Other operations and maintenance	44	40	4
Depreciation and amortization	22	22	—
Taxes, other than income taxes	37	34	3
Steam operating income	$(32)	$(18)	$(14)

CECONY’s steam sales and deliveries for the three months ended June 30, 2019 compared with the 2018 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2019	June 30, 2018	Variation	Percent Variation		June 30, 2019	June 30, 2018	Variation	Percent Variation
General	60	92	(32)	(34.8)%		$4	$5	$(1)	(20.0)%
Apartment house	1,033	1,177	(144)	(12.2)		25	29	(4)	(13.8)
Annual power	2,286	2,655	(369)	(13.9)		60	72	(12)	(16.7)
Other operating revenues (a)	—	—	—	—		1	(10)	11	Large
Total	3,379	3,924	(545)	(13.9)%	(b)	$90	$96	$(6)	(6.3)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 0.3 percent in the three months ended June 30, 2019 compared with the 2018 period.

Operating revenues decreased $6 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to the impact of warmer April weather ($13 million), offset, in part, by a lower reserve related to steam earnings sharing ($1 million), higher purchased power expenses ($1 million) and certain rate plan reconciliations ($4 million).

Purchased power increased $1 million in the three months ended June 30, 2019 compared with the 2018 period due to higher purchased volumes.

Other operations and maintenance expenses increased $4 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to higher municipal infrastructure support costs.

Taxes, other than income taxes increased $3 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to higher property taxes.

Other Income (Deductions)
Other income (deductions) increased $20 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to lower costs associated with components of pension and other postretirement benefits other than service cost.

Net Interest Expense
Net interest expense increased $15 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to higher interest expense for long-term ($3 million) and short-term ($1 million) debt, an increase in interest accrued on the TCJA related regulatory liability ($3 million) and interest accrued on the system benefit charge liability ($2 million).

Income Tax Expense
Income taxes decreased $4 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to lower state income taxes ($2 million), higher tax benefits in 2019 for plant-related flow through items ($1 million) and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($1 million). CECONY deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA and continued to defer its estimated net benefits in 2019 for only its electric service. See “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements.

O&R

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
(Millions of Dollars)	Electric	Gas	2019 Total	Electric	Gas	2018 Total	2019-2018 Variation
Operating revenues	$138	$41	$179	$144	$54	$198	$(19)
Purchased power	39	—	39	43	—	43	(4)
Gas purchased for resale	—	13	13	—	19	19	(6)
Other operations and maintenance	55	18	73	56	18	74	(1)
Depreciation and amortization	15	6	21	14	5	19	2
Taxes, other than income taxes	13	7	20	13	7	20	—
Operating income	$16	$(3)	$13	$18	$5	$23	$(10)

Electric
O&R’s results of electric operations for the three months ended June 30, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	Variation
Operating revenues	$138	$144	$(6)
Purchased power	39	43	(4)
Other operations and maintenance	55	56	(1)
Depreciation and amortization	15	14	1
Taxes, other than income taxes	13	13	—
Electric operating income	$16	$18	$(2)

O&R’s electric sales and deliveries for the three months ended June 30, 2019 compared with the 2018 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2019	June 30, 2018	Variation	Percent Variation		June 30, 2019	June 30, 2018	Variation	Percent Variation
Residential/Religious (b)	356	376	(20)	(5.3)%		$64	$71	$(7)	(9.9)%
Commercial/Industrial	190	192	(2)	(1.0)		25	27	(2)	(7.4)
Retail choice customers	712	713	(1)	(0.1)		45	47	(2)	(4.3)
Public authorities	24	43	(19)	(44.2)		2	3	(1)	(33.3)
Other operating revenues (c)	—	—	—	—		2	(4)	6	Large
Total	1,282	1,324	(42)	(3.2)%	(d)	$138	$144	$(6)	(4.2)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 2.2 percent in the three months ended June 30, 2019 compared with the 2018 period.

Operating revenues decreased $6 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to lower purchased power expenses.

Purchased power expenses decreased $4 million in the three months ended June 30, 2019 compared with the 2018 period due to lower unit costs ($3 million) and purchased volumes ($1 million).

Other operations and maintenance expenses decreased $1 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to lower pension costs.

Depreciation and amortization increased $1 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the three months ended June 30, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	Variation
Operating revenues	$41	$54	$(13)
Gas purchased for resale	13	19	(6)
Other operations and maintenance	18	18	—
Depreciation and amortization	6	5	1
Taxes, other than income taxes	7	7	—
Gas operating income	$(3)	$5	$(8)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2019 compared with the 2018 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2019	June 30, 2018	Variation	Percent Variation		June 30, 2019	June 30, 2018	Variation	Percent Variation
Residential	1,287	1,435	(148)	(10.3)%		$18	$25	$(7)	(28.0)%
General	337	338	(1)	(0.3)		4	4	—	—
Firm transportation	1,361	1,623	(262)	(16.1)		10	14	(4)	(28.6)
Total firm sales and transportation	2,985	3,396	(411)	(12.1)	(b)	32	43	(11)	(25.6)
Interruptible sales	840	928	(88)	(9.5)		1	2	(1)	(50.0)
Generation plants	—	—	—	—		—	—	—	—
Other	126	147	(21)	(14.3)		—	—	—	—
Other gas revenues	—	—	—	—		8	9	(1)	(11.1)
Total	3,951	4,471	(520)	(11.6)%		$41	$54	$(13)	(24.1)%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 3.3 percent in the three months ended June 30, 2019 compared with the 2018 period.

Operating revenues decreased $13 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to lower revenues from the New York gas rate plan ($7 million) and gas purchased for resale ($6 million).

Gas purchased for resale decreased $6 million in the three months ended June 30, 2019 compared with the 2018 period due to lower unit costs ($5 million) and purchased volumes ($1 million).

Depreciation and amortization increased $1 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to higher gas utility plant balances.

Income Tax Expense
Income taxes decreased $2 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to lower income before income tax expense ($2 million) and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($1 million). O&R deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended June 30, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	Variation
Operating revenues	$233	$158	$75
Purchased power	—	2	(2)
Gas purchased for resale	42	57	(15)
Other operations and maintenance	55	52	3
Depreciation and amortization	58	19	39
Taxes, other than income taxes	6	4	2
Operating income	$72	$24	$48

Operating revenues increased $75 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to higher renewable electric production project revenues due to the December 2018 acquisition of Sempra Solar Holdings, LLC, including the consolidation of certain jointly-owned projects that were previously accounted for as equity method investments ($101 million), offset, in part, by lower engineering, procurement and construction services revenues due to the completion in 2018 of a solar electric production project developed for another company ($5 million). Wholesale revenues decreased ($19 million) due to lower sales volumes, energy services revenues decreased ($8 million) and net mark-to-market values increased ($6 million).

Purchased power expenses decreased $2 million in the three months ended June 30, 2019 compared with the 2018 period due to the absence in the 2019 period of the true-ups relating to the retail electric supply business sold in 2016.

Gas purchased for resale decreased $15 million in the three months ended June 30, 2019 compared with the 2018 period due to lower purchased volumes.

Other operations and maintenance expenses increased $3 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to higher costs associated with additional renewable electric production projects in operation due to the December 2018 acquisition of Sempra Solar Holdings, LLC.

Depreciation and amortization increased $39 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to an increase in renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC (including the consolidation of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments).
Taxes, other than income taxes increased $2 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to higher property taxes.
Other Income (Deductions)
Other income (deductions) decreased $16 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to the absence in 2019 of equity income from certain jointly-owned projects that were accounted for as equity investments in 2018 but consolidated after the December 2018 acquisition of Sempra Solar Holdings, LLC.

Net Interest Expense
Net interest expense increased $49 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to an increase in debt resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including $825 million that was borrowed to fund a portion of the purchase price, $576 million of Sempra Solar Holdings, LLC subsidiaries' project debt that was outstanding at the time of the acquisition and the consolidation of $506 million of project debt of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments.

Income Tax Expense
Income taxes decreased $13 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to lower income before income tax expense (excluding income attributable to non-controlling interest) ($9 million) and higher renewable energy credits ($2 million) and lower state income taxes ($1 million).

Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $27 million in the three months ended June 30, 2019 compared with the 2018 period due primarily to the income attributable in the 2019 period to a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note N to the Second Quarter Financial Statements.

Other
Income Tax Expense
Income taxes remained unchanged in the three months ended June 30, 2019 compared with the 2018 period due primarily to lower state income taxes ($2 million) being entirely offset by an increase in uncertain tax positions ($2 million, net of federal taxes).

The Companies’ results of operations for the six months ended June 30, 2019 and 2018 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues	$5,371	$5,222	$437	$445	$450	$391	$2	$2	$(2)	$—	$6,258	$6,060
Purchased power	635	645	85	94	—	2	—	—	(1)	1	719	742
Fuel	133	162	—	—	—	—	—	—	—	—	133	162
Gas purchased for resale	393	391	57	48	124	133	—	—	(1)	—	573	572
Other operations and maintenance	1,311	1,260	144	154	115	176	5	5	—	(3)	1,575	1,592
Depreciation and amortization	673	626	42	38	116	38	—	—	—	—	831	702
Taxes, other than income taxes	1,125	1,051	42	43	12	9	—	—	4	7	1,183	1,110
Operating income	1,101	1,087	67	68	83	33	(3)	(3)	(4)	(5)	1,244	1,180
Other income less deductions	(22)	(67)	(5)	(10)	1	18	49	44	(6)	(2)	17	(17)
Net interest expense	364	332	20	19	109	26	12	9	5	5	510	391
Income before income tax expense	715	688	42	39	(25)	25	34	32	(15)	(12)	751	772
Income tax expense	151	150	8	8	(32)	(6)	9	9	(9)	(5)	127	156
Net income	$564	$538	$34	$31	$7	$31	$25	$23	$(6)	$(7)	$624	$616
Income attributable to non-controlling interest	—	—	—	—	48	—	—	—	—	—	48	—
Net income for common stock	$564	$538	$34	$31	$(41)	$31	$25	$23	$(6)	$(7)	$576	$616

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Six Months Ended June 30, 2019				For the Six Months Ended June 30, 2018
(Millions of Dollars)	Electric	Gas	Steam	2019 Total	Electric	Gas	Steam	2018 Total	2019-2018 Variation
Operating revenues	$3,630	$1,330	$411	$5,371	$3,536	$1,276	$410	$5,222	$149
Purchased power	616	—	19	635	626	—	19	645	(10)
Fuel	47	—	86	133	84	—	78	162	(29)
Gas purchased for resale	—	393	—	393	—	391	—	391	2
Other operations and maintenance	1,017	204	90	1,311	962	214	84	1,260	51
Depreciation and amortization	518	111	44	673	483	100	43	626	47
Taxes, other than income taxes	861	184	80	1,125	810	167	74	1,051	74
Operating income	$571	$438	$92	$1,101	$571	$404	$112	$1,087	$14

Electric
CECONY’s results of electric operations for the six months ended June 30, 2019 compared with the 2018 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	Variation
Operating revenues	$3,630	$3,536	$94
Purchased power	616	626	(10)
Fuel	47	84	(37)
Other operations and maintenance	1,017	962	55
Depreciation and amortization	518	483	35
Taxes, other than income taxes	861	810	51
Electric operating income	$571	$571	$—

CECONY’s electric sales and deliveries for the six months ended June 30, 2019 compared with the 2018 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2019	June 30, 2018	Variation	Percent Variation		June 30, 2019	June 30, 2018	Variation	Percent Variation
Residential/Religious (b)	4,516	4,597	(81)	(1.8)%		$1,137	$1,225	$(88)	(7.2)%
Commercial/Industrial	4,743	4,637	106	2.3		848	890	(42)	(4.7)
Retail choice customers	11,629	12,241	(612)	(5.0)		1,024	1,121	(97)	(8.7)
NYPA, Municipal Agency and other sales	4,722	4,989	(267)	(5.4)		284	282	2	0.7
Other operating revenues (c)	—	—	—	—		337	18	319	Large
Total	25,610	26,464	(854)	(3.2)%	(d)	$3,630	$3,536	$94	2.7%

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

(c)
Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 2.1 percent in the six months ended June 30, 2019 compared with the 2018 period.

Operating revenues increased $94 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to an increase in revenues from the rate plan ($140 million), offset, in part, by lower fuel expenses ($37 million) and purchased power expenses ($10 million).

Purchased power expenses decreased $10 million in the six months ended June 30, 2019 compared with the 2018 period due to lower unit costs ($69 million), offset, in part, by higher purchased volumes ($59 million).

Fuel expenses decreased $37 million in the six months ended June 30, 2019 compared with the 2018 period due to lower unit costs ($32 million) and purchased volumes from the company’s electric generating facilities ($5 million).

Other operations and maintenance expenses increased $55 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher surcharges for assessments and fees that are collected in revenues from customers ($37 million) and higher cost for pension and other postretirement benefits ($31 million), offset, in part, by lower municipal infrastructure support costs ($13 million).

Depreciation and amortization increased $35 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $51 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher property taxes ($33 million), the absence of a New York State sales and use tax refund received in 2018 ($14 million) and lower deferral of under-collected property taxes ($10 million), offset, in part, by lower state and local taxes ($3 million) and payroll taxes ($3 million).

Gas
CECONY’s results of gas operations for the six months ended June 30, 2019 compared with the 2018 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	Variation
Operating revenues	$1,330	$1,276	$54
Gas purchased for resale	393	391	2
Other operations and maintenance	204	214	(10)
Depreciation and amortization	111	100	11
Taxes, other than income taxes	184	167	17
Gas operating income	$438	$404	$34

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2019 compared with the 2018 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2019	June 30, 2018	Variation	Percent Variation		June 30, 2019	June 30, 2018	Variation	Percent Variation
Residential	36,940	39,272	(2,332)	(5.9)%		$621	$610	$11	1.8%
General	20,983	21,693	(710)	(3.3)		254	244	10	4.1
Firm transportation	51,518	52,417	(899)	(1.7)		388	378	10	2.6
Total firm sales and transportation	109,441	113,382	(3,941)	(3.5)	(b)	1,263	1,232	31	2.5
Interruptible sales (c)	5,401	3,474	1,927	55.5		28	24	4	16.7
NYPA	17,966	14,713	3,253	22.1		1	1	—	—
Generation plants	21,987	26,821	(4,834)	(18.0)		11	12	(1)	(8.3)
Other	11,454	11,446	8	0.1		18	18	—	—
Other operating revenues (d)	—	—	—	—		9	(11)	20	Large
Total	166,249	169,836	(3,587)	(2.1)%		$1,330	$1,276	$54	4.2%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 0.5 percent in the six months ended June 30, 2019 compared with the 2018 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 2,733 thousands and 1,117 thousands of Dt for the 2019 and 2018 periods, respectively, which are also reflected in firm transportation and other.

(d)
Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $54 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to an increase in revenues from the rate plan ($55 million) and higher gas purchased for resale expense ($2 million).

Gas purchased for resale increased $2 million in the six months ended June 30, 2019 compared with the 2018 period due to higher purchased volumes ($5 million), offset, in part, by lower unit costs ($3 million).

Other operations and maintenance expenses decreased $10 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to lower surcharges for assessments and fees that are collected in revenues from customers ($9 million) and equipment maintenance expenses ($4 million), offset, in part, by higher stock-based compensation ($3 million).

Depreciation and amortization increased $11 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $17 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher property taxes ($20 million), the absence of a New York State sales and use tax refund received in 2018 ($3 million) and higher state and local taxes ($2 million), offset, in part, by higher deferral of under-collected property taxes ($6 million).

Steam
CECONY’s results of steam operations for the six months ended June 30, 2019 compared with the 2018 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	Variation
Operating revenues	$411	$410	$1
Purchased power	19	19	—
Fuel	86	78	8
Other operations and maintenance	90	84	6
Depreciation and amortization	44	43	1
Taxes, other than income taxes	80	74	6
Steam operating income	$92	$112	$(20)

CECONY’s steam sales and deliveries for the six months ended June 30, 2019 compared with the 2018 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2019	June 30, 2018	Variation	Percent Variation		June 30, 2019	June 30, 2018	Variation	Percent Variation
General	388	430	(42)	(9.8)%		$19	$21	$(2)	(9.5)%
Apartment house	3,609	3,889	(280)	(7.2)		107	113	(6)	(5.3)
Annual power	7,940	8,602	(662)	(7.7)		268	288	(20)	(6.9)
Other operating revenues (a)	—	—	—	—		17	(12)	29	Large
Total	11,937	12,921	(984)	(7.6)%	(b)	$411	$410	$1	0.2%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 2.6 percent in the six months ended June 30, 2019 compared with the 2018 period.

Operating revenues increased $1 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher fuel expenses ($8 million) and certain rate plan reconciliations ($8 million), a lower reserve related to steam earnings sharing ($5 million), offset, in part, by the impact of warmer winter weather ($20 million).

Fuel expenses increased $8 million in the six months ended June 30, 2019 compared with the 2018 period due to higher unit costs ($11 million), offset, in part, by lower purchased volumes from the company’s steam generating facilities ($3 million).

Other operations and maintenance expenses increased $6 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher costs for pension and other postretirement benefits ($3 million) and higher municipal infrastructure support costs ($3 million).

Depreciation and amortization increased $1 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher steam utility plant balances.

Taxes, other than income taxes increased $6 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher property taxes.

Other Income (Deductions)
Other income (deductions) increased $45 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to lower costs associated with components of pension and other postretirement benefits other than service cost.

Net Interest Expense
Net interest expense increased $32 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher interest expense for long-term ($10 million) and short-term ($6 million) debt, an increase in interest accrued on the TCJA related regulatory liability ($6 million) and interest accrued on the system benefit charge liability ($4 million).

Income Tax Expense
Income taxes increased $1 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher income before income tax expense ($6 million), offset, in part, by higher tax benefits in 2019 for plant-related flow through items ($1 million), an increase in the amortization of excess deferred federal income taxes due to the TCJA ($1 million), an increase in research and development credits ($1 million) and a decrease in non-deductible business expenses ($1 million). CECONY deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA and continued to defer its estimated net benefits in 2019 for only its electric service. See “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements.

O&R

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
(Millions of Dollars)	Electric	Gas	2019 Total	Electric	Gas	2018 Total	2019-2018 Variation
Operating revenues	$283	$154	$437	$293	$152	$445	$(8)
Purchased power	85	—	85	94	—	94	(9)
Gas purchased for resale	—	57	57	—	48	48	9
Other operations and maintenance	110	34	144	118	36	154	(10)
Depreciation and amortization	30	12	42	28	10	38	4
Taxes, other than income taxes	27	15	42	27	16	43	(1)
Operating income	$31	$36	$67	$26	$42	$68	$(1)

Electric
O&R’s results of electric operations for the six months ended June 30, 2019 compared with the 2018 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	Variation
Operating revenues	$283	$293	$(10)
Purchased power	85	94	(9)
Other operations and maintenance	110	118	(8)
Depreciation and amortization	30	28	2
Taxes, other than income taxes	27	27	—
Electric operating income	$31	$26	$5

O&R’s electric sales and deliveries for the six months ended June 30, 2019 compared with the 2018 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2019	June 30, 2018	Variation	Percent Variation		June 30, 2019	June 30, 2018	Variation	Percent Variation
Residential/Religious (b)	753	753	—	—%		$137	$145	$(8)	(5.5)%
Commercial/Industrial	386	390	(4)	(1.0)		51	57	(6)	(10.5)
Retail choice customers	1,397	1,410	(13)	(0.9)		85	91	(6)	(6.6)
Public authorities	50	72	(22)	(30.6)		4	6	(2)	(33.3)
Other operating revenues (c)	—	—	—	—		6	(6)	12	Large
Total	2,586	2,625	(39)	(1.5)%	(d)	$283	$293	$(10)	(3.4)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 2.2 percent in the six months ended June 30, 2019 compared with the 2018 period.

Operating revenues decreased $10 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to lower purchased power expenses.

Purchased power expenses decreased $9 million in the six months ended June 30, 2019 compared with the 2018 period due to lower unit costs ($11 million), offset, in part, by higher purchased volumes ($2 million).

Other operations and maintenance expenses decreased $8 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher storm-related costs in 2018 ($6 million) and lower pension costs ($1 million).

Depreciation and amortization increased $2 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the six months ended June 30, 2019 compared with the 2018 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	Variation
Operating revenues	$154	$152	$2
Gas purchased for resale	57	48	9
Other operations and maintenance	34	36	(2)
Depreciation and amortization	12	10	2
Taxes, other than income taxes	15	16	(1)
Gas operating income	$36	$42	$(6)

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2019 compared with the 2018 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2019	June 30, 2018	Variation	Percent Variation		June 30, 2019	June 30, 2018	Variation	Percent Variation
Residential	6,253	5,898	355	6.0%		$87	$83	$4	4.8%
General	1,448	1,300	148	11.4		17	15	2	13.3
Firm transportation	5,579	6,072	(493)	(8.1)		37	49	(12)	(24.5)
Total firm sales and transportation	13,280	13,270	10	0.1	(b)	141	147	(6)	(4.1)
Interruptible sales	1,892	2,071	(179)	(8.6)		3	4	(1)	(25.0)
Generation plants	—	—	—	—		—	—	—	—
Other	563	573	(10)	(1.7)		—	1	(1)	Large
Other gas revenues	—	—	—	—		10	—	10	—
Total	15,735	15,914	(179)	(1.1)%		$154	$152	$2	1.3%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.4 percent in the six months ended June 30, 2019 compared with 2018 period.

Operating revenues increased $2 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to an increase in gas purchased for resale ($9 million), offset, in part, by lower revenues from the New York gas rate plan ($6 million).

Gas purchased for resale increased $9 million in the six months ended June 30, 2019 compared with the 2018 period due to higher unit costs ($5 million) and purchased volumes ($4 million).

Other operations and maintenance expenses decreased $2 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to lower pension costs.

Depreciation and amortization increased $2 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes decreased $1 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to lower property taxes.

Income Tax Expense
Income taxes remained unchanged in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher income before income tax expense ($1 million) being entirely offset by an increase in amortization of excess deferred federal income taxes due to TCJA ($1 million).

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the six months ended June 30, 2019 compared with the 2018 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2019	June 30, 2018	Variation
Operating revenues	$450	$391	$59
Purchased power	—	2	(2)
Gas purchased for resale	124	133	(9)
Other operations and maintenance	115	176	(61)
Depreciation and amortization	116	38	78
Taxes, other than income taxes	12	9	3
Operating income	$83	$33	$50

Operating revenues increased $59 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher renewable electric production project revenues due to the December 2018 acquisition of Sempra Solar Holdings, LLC, including the consolidation of certain jointly-owned projects that were previously accounted for as equity method investments ($160 million), offset, in part, by lower engineering, procurement and construction services revenues due to the completion in 2018 of a solar electric production project developed for another company ($91 million). Wholesale revenues decreased ($10 million) due to lower sales volumes, energy services revenues decreased ($4 million) and net mark-to-market values increased ($4 million).

Purchased power expenses decreased $2 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to the absence in the 2019 period of the true-ups relating to the retail electric supply business sold in 2016.

Gas purchased for resale decreased $9 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to lower purchased volumes.

Other operations and maintenance expenses decreased $61 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to lower engineering, procurement and construction costs.

Depreciation and amortization increased $78 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to an increase in renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC (including the consolidation of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments).

Taxes, other than income taxes increased $3 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to higher property taxes.

Other Income (Deductions)
Other income (deductions) decreased $17 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to the absence in 2019 of equity income from certain jointly-owned projects that were accounted for as equity investments in 2018 but consolidated after the December 2018 acquisition of Sempra Solar Holdings, LLC.

Net Interest Expense
Net interest expense increased $83 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to an increase in debt resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including $825 million that was borrowed to fund a portion of the purchase price, $576 million of Sempra Solar Holdings, LLC subsidiaries' project debt that was outstanding at the time of the acquisition and the consolidation of $506 million of project debt of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments.

Income Tax Expense
Income taxes decreased $26 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to lower income before income tax expense (excluding income attributable to non-controlling interest) ($21 million), lower state income taxes ($3 million) and higher renewable energy credits ($4 million), offset, in part, by the absence of an income tax benefit in 2018 related to the extension of energy efficiency programs ($2 million).

Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $48 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to the income attributable in the 2019 period to a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note N to the Second Quarter Financial Statements.

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $5 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to increased earnings from equity investments in Mountain Valley Pipeline, LLC.

Other
Income Tax Expense
Income taxes decreased $4 million in the six months ended June 30, 2019 compared with the 2018 period due primarily to lower income before income tax expense ($1 million) and lower state income taxes ($5 million), offset, in part, by higher uncertain tax positions ($2 million, net of federal tax benefit).

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the six months ended June 30, 2019 and 2018 are summarized as follows:

	For the Six Months Ended June 30,
	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Operating activities	$1,291	$655	$124	$96	$154	$127	$82	$45	$(113)	$117	$1,538	$1,040
Investing activities	(1,591)	(1,627)	(116)	(97)	(92)	(102)	(78)	(40)	1	—	(1,876)	(1,866)
Financing activities	268	1,071	(36)	(17)	(32)	(23)	(6)	(5)	108	(123)	302	903
Net change for the period	(32)	99	(28)	(18)	30	2	(2)	—	(4)	(6)	(36)	77
Balance at beginning of period	818	730	52	47	126	56	2	2	8	9	1,006	844
Balance at end of period (c)	$786	$829	$24	$29	$156	$58	$—	$2	$4	$3	$970	$921
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the Second Quarter Financial Statements.

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

Net cash flows from operating activities for the six months ended June 30, 2019 for Con Edison and CECONY were $498 million and $636 million higher, respectively, than in the 2018 period. The changes in net cash flows for Con Edison and CECONY reflect primarily a change in the timing of pension and retiree benefit contributions ($290 million and $290 million, respectively), lower storm restoration costs ($191 million and $125 million, respectively), lower MTA power reliability costs ($88 million and $88 million, respectively), reimbursement received for Puerto Rico related restoration costs ($95 million and $95 million, respectively), and for CECONY, lower net payments of income tax to affiliated companies ($247 million), offset, in part, by higher TCJA net benefits provided to customers in the 2019 period ($192 million and $190 million, respectively).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers and recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $10 million higher and $36 million lower, respectively, for the six months ended June 30, 2019 compared with the 2018 period. The change for Con Edison reflects primarily increases in investments in electric and gas transmission projects at Con Edison Transmission ($37 million), cost of removal less salvage at CECONY ($20 million) and an increase in utility construction expenditures at O&R ($19 million), offset, in part, by the proceeds from the sale of a property formerly used by CECONY in its operations ($48 million), a decrease in non-utility construction expenditures at the Clean Energy Businesses ($17 million) and a decrease in utility construction expenditures at CECONY ($8 million).

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $601 million and $803 million lower, respectively, in the six months ended June 30, 2019 compared with the 2018 period.

In May 2019, Con Edison entered into a forward sale agreement relating to 5,800,000 shares of its common stock. In June 2019, the company issued 4,750,000 shares for $400 million upon physical settlement of shares subject to the forward sale agreement. Con Edison used the proceeds to invest in CECONY for funding of its capital requirements and other general corporate purposes. At June 30, 2019, 1,050,000 shares remain subject to the forward sale agreement. The company expects the remaining shares under the forward sale agreement to settle by December 28, 2020. See Note C to the Second Quarter Financial Statements.

In March 2019, Con Edison issued 5,649,369 shares of its common stock for $425 million upon physical settlement of the remaining shares subject to its November 2018 forward sale agreements. Con Edison used the proceeds to invest in its subsidiaries for funding of their capital requirements and to repay short-term debt incurred for that purpose.

In February 2019, Con Edison borrowed $825 million under a two-year variable-rate term loan to fund the repayment of a 6-month variable-rate term loan. In June 2019, Con Edison pre-paid $150 million of the amount borrowed.

In May 2019, CECONY issued $700 million aggregate principal amount of 4.125 percent debentures, due 2049, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.

In April 2019, CECONY redeemed at maturity $475 million of 6.65 percent 10-year debentures.

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

In May 2019, a Con Edison Development subsidiary borrowed $464 million, due 2026, secured by equity interests in solar electric production projects, the net proceeds from the sale of which were used to repay borrowings from Con Edison and for other general corporate purposes. Con Edison used a portion of the repayment to pre-pay $150 million of an $825 million two-year variable-rate term loan and the remainder to repay short-term borrowings and for other general corporate purposes.
Con Edison’s cash flows from financing for the six months ended June 30, 2019 and 2018 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $51 million and $50 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at June 30, 2019 and 2018 and the average daily balances for the six months ended June 30, 2019 and 2018 for Con Edison and CECONY were as follows:

	2019		2018
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30,	Daily average	Outstanding at June 30,	Daily average
Con Edison	$1,161	$1,111	$869	$722
CECONY	$849	$711	$550	$354
Weighted average yield	2.6	2.7	2.2	2.1

Capital Requirements and Resources
Contractual Obligations
Con Edison’s material obligations to make payments pursuant to contracts totaled $52,661 million and $49,264 million at June 30, 2019 and December 31, 2018, respectively. The increase at June 30, 2019 is due primarily to increases in long-term debt ($1,332 million) and interest on long-term debt ($869 million). See ”Cash Flows from Financing Activities,” above.

Capital Resources

For each of the Companies, the common equity ratio at June 30, 2019 and December 31, 2018 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2019	December 31, 2018
Con Edison	50.5	49.0
CECONY	49.7	48.6
Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at June 30, 2019 and December 31, 2018 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
ASSETS
Current assets	$3,143	$3,357	$218	$263	$407	$372	$—	$32	$(61)	$(160)	$3,707	$3,864
Investments	422	385	26	25	—	—	1,458	1,362	(7)	(6)	1,899	1,766
Net plant	36,348	35,374	2,269	2,210	4,111	4,148	17	17	—	—	42,745	41,749
Other noncurrent assets	4,562	3,992	368	394	1,901	1,736	14	14	406	405	7,251	6,541
Total Assets	$44,475	$43,108	$2,881	$2,892	$6,419	$6,256	$1,489	$1,425	$338	$239	$55,602	$53,920

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$3,608	$4,200	$352	$392	$1,807	$1,608	$40	$5	$162	$2	$5,969	$6,207
Noncurrent liabilities	12,976	12,322	1,098	1,094	174	(32)	76	66	(52)	(71)	14,272	13,379
Long-term debt	14,023	13,676	694	694	2,086	2,330	500	500	193	295	17,496	17,495
Equity	13,868	12,910	737	712	2,352	2,350	873	854	35	13	17,865	16,839
Total Liabilities and Equity	$44,475	$43,108	$2,881	$2,892	$6,419	$6,256	$1,489	$1,425	$338	$239	$55,602	$53,920
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at June 30, 2019 were $214 million lower than at December 31, 2018. The change in current assets reflects primarily decreases in customer accounts receivables, less allowance for uncollectible accounts ($147 million), other receivables ($122 million) and accounts receivable from affiliated companies ($83 million) offset, in part, by an increase in the revenue decoupling mechanism receivable ($127 million). The decrease in other receivables reflects primarily the receipt of payments related to costs for aid provided by CECONY for the restoration of power in Puerto Rico in the aftermath of the September 2017 hurricanes ($95 million).

Investments at June 30, 2019 were $37 million higher than at December 31, 2018. The change in investments reflects primarily an increase in supplemental retirement income plan assets. See Note E to the Second Quarter Financial Statements.

Net plant at June 30, 2019 was $974 million higher than at December 31, 2018. The change in net plant reflects primarily an increase in electric ($821 million) and gas ($467 million) plant balances, offset, in part, by an increase in accumulated depreciation ($345 million).

Other noncurrent assets at June 30, 2019 were $570 million higher than at December 31, 2018. The change in other noncurrent assets reflects primarily the adoption of ASU No. 2016-02, “Leases (Topic 842)” ($617 million). See Note I to the Second Quarter Financial Statements. The change also reflects primarily an increase in the regulatory asset for deferred derivative losses ($95 million) and MTA power reliability deferral ($12 million) which reflects costs incurred and deferred as a regulatory asset in the 2019 period. See “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements. These increases are offset, in part, by a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2018, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($177 million). See Notes B, E and F to the Second Quarter Financial Statements. The change in the regulatory asset also reflects the year's amortization of accounting costs.

Current liabilities at June 30, 2019 were $592 million lower than at December 31, 2018. The change in current liabilities reflects primarily a decrease in notes payable ($343 million) (see Note D to the Second Quarter Financial Statements) and accounts payable ($142 million) and lower debt due within one year as of June 30, 2019 ($125 million).

Noncurrent liabilities at June 30, 2019 were $654 million higher than at December 31, 2018. The change in noncurrent liabilities reflects primarily the adoption of ASU No. 2016-02, “Leases (Topic 842)” ($595 million). See Note I to the Second Quarter Financial Statements. The change also reflects an increase in deferred income taxes and unamortized investment tax credits ($154 million), which reflects primarily accelerated tax deductions on plant-related items and the timing of revenue recognition in accordance with the Company’s rate plans. See Note J to the Second Quarter Financial Statements. These increases are offset, in part, by a decrease in the liability for pension and retiree benefits to reflect the final actuarial valuation, as measured at December 31, 2018, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($94 million). The change in the liability for pension and retiree benefits reflects in part contributions to the plans made by the Utilities in 2019. See Notes E and F to the Second Quarter Financial Statements.

Long-term debt at June 30, 2019 was $347 million higher than at December 31, 2018. The change in long-term debt reflects primarily the May 2019 issuance of $700 million of debentures offset, in part, by the reclassification of $350 million of long-term debt due June 2020 to long-term debt due within one year. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the Second Quarter Financial Statements.

Equity at June 30, 2019 was $958 million higher than at December 31, 2018. The change in equity reflects primarily capital contributions from parent ($850 million) in 2019 and net income for the six months ended June 30, 2019 ($564 million), offset, in part, by common stock dividends to parent ($456 million) in 2019.

O&R
Current assets at June 30, 2019 were $45 million lower than at December 31, 2018. The change in current assets reflects primarily a decrease in cash and temporary cash investments ($27 million) and customer accounts receivables, less allowance for uncollectible accounts ($14 million).

Net plant at June 30, 2019 was $59 million higher than at December 31, 2018. The change in net plant reflects primarily an increase in electric ($46 million) and gas ($33 million) plant balances, offset, in part, by an increase in accumulated depreciation ($21 million).

Other noncurrent assets at June 30, 2019 were $26 million lower than at December 31, 2018. The change in other noncurrent assets reflects primarily a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2018, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($19 million). The change in the regulatory asset also reflects the year's amortization of accounting costs. The change also reflects a decrease in the regulatory asset for recoverable energy costs ($3 million).

Current liabilities at June 30, 2019 were $40 million lower than at December 31, 2018. The change in current liabilities reflects primarily a decrease in notes payable ($20 million) and accounts payable ($15 million).

Equity at June 30, 2019 was $25 million higher than at December 31, 2018. The change in equity reflects primarily net income for the six months ended June 30, 2019 ($34 million), a capital contribution from parent ($10 million) in 2019 and an increase in other comprehensive income ($4 million), offset, in part, by common stock dividends to parent ($24 million) in 2019.

Clean Energy Businesses
Current assets at June 30, 2019 were $35 million higher than at December 31, 2018. The change in current assets reflects primarily an increase in cash and restricted cash.

Net plant at June 30, 2019 was $37 million lower than at December 31, 2018. The change in net plant reflects primarily depreciation during the six months ended June 30, 2019 ($69 million) and the reduction in the capitalized asset and related liability for asset retirement obligations for certain property leased by renewable electric production projects ($31 million), offset, in part, by additional capital expenditures ($65 million).

Other noncurrent assets at June 30, 2019 were $165 million higher than at December 31, 2018. The change in other noncurrent assets reflects primarily the adoption of ASU No. 2016-02, “Leases (Topic 842).” See Note I to the Second Quarter Financial Statements.

Current liabilities at June 30, 2019 were $199 million higher than at December 31, 2018. The change in current liabilities reflects primarily the reclassification of the PG&E-related project debt from long-term debt to long-term debt due within one year ($990 million), offset, in part, by the repayment of a borrowing under a 6-month term loan agreement ($825 million). See Note C to the Second Quarter Financial Statements.

Noncurrent liabilities at June 30, 2019 were $206 million higher than at December 31, 2018. The change in noncurrent liabilities reflects primarily the adoption of ASU No. 2016-02 “Leases (Topic 842).” See Note I to the Second Quarter Financial Statements.

Long-term debt at June 30, 2019 was $244 million lower than at December 31, 2018. The change in long-term debt reflects primarily the reclassification of the PG&E-related project debt to long-term debt due within one year ($990 million), offset, in part, by an $825 million borrowing from parent company of the proceeds of parent company's February 2019 two-year variable-rate term loan agreement, $450 million of which was repaid to parent company, and a borrowing of $464 million, due 2026, secured by equity interests in solar electric production projects. See Note C to the Second Quarter Financial Statements.

Equity at June 30, 2019 was $2 million higher than at December 31, 2018. The change in equity reflects primarily net income for the six months ended June 30, 2019 ($7 million), offset, in part, by common stock dividends to parent ($2 million) in 2019.

CET
Current assets at June 30, 2019 were $32 million lower than at December 31, 2018. The change in current assets reflects an increased investment in Mountain Valley Pipeline, LLC and a NY Transco transmission project. See "Con Edison Transmission" below.

Investments at June 30, 2019 were $96 million higher than at December 31, 2018. The change in investments reflects primarily increased investment in Mountain Valley Pipeline, LLC and a NY Transco transmission project.

Equity at June 30, 2019 was $19 million higher than at December 31, 2018. The change in equity reflects primarily net income for the six months ended June 30, 2019 ($25 million), offset, in part, by common stock dividends to parent ($6 million) in 2019.

Off-Balance Sheet Arrangements
In May 2019, Con Edison entered into a forward sale agreement which met the SEC definition of an off-balance sheet arrangement. See Note C to the Second Quarter Financial Statements. None of the Companies’ other transactions, agreements or other contractual arrangements meet the SEC definition of off-balance sheet arrangements.

Regulatory Matters
For information about the Utilities’ regulatory matters, see Note B to the Second Quarter Financial Statements.

Environmental Matters
In May 2019, New York City enacted a law designed to reduce greenhouse gas (GHG) emissions from large buildings 40 percent from 2005 levels by 2030. Building owners may achieve compliance through operational changes, building retrofits, the purchase of greenhouse gas offsets, the purchase of renewable energy credits and the use of clean distributed energy resources.

In June 2019, the U.S. Environmental Protection Agency announced its Affordable Clean Energy (ACE) rule in conjunction with the repeal of its Clean Power Plan. The ACE rule is focused primarily on coal-fired power plants and is unlikely to impact the Companies' operations.

In July 2019, New York State enacted a law that establishes a program requiring 70 percent of the electricity procured by load serving entities regulated by the NYSPSC to be produced by renewable energy systems by 2030, and requiring the statewide electrical demand system to have zero emissions by 2040. The law also codifies state targets for energy efficiency (end-use energy savings of 185 trillion British thermal units below 2025 energy-use forecast), offshore wind (9,000 megawatts (MW) by 2035), solar (6,000 MW by 2025) and energy storage (3,000 MW by 2030). In addition, the law establishes a climate action council to recommend measures to attain the law’s GHG limits, including measures to reduce emissions by displacing fossil-fuel fired electricity with renewable electricity or energy efficiency. The law requires the New York State Department of Environmental Conservation to issue regulations establishing statewide GHG emissions limits that are 60 percent of 1990 emissions levels by 2030 and 15 percent of 1990 emissions by 2050.

For additional information about the Companies’ environmental matters, see Note G to the Second Quarter Financial Statements.

Clean Energy Businesses
The following table provides information about the Clean Energy Businesses' renewable electric production projects that are in operation and/or in construction at June 30, 2019:

Project Name	Generating Capacity (a) (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (b)	Actual/Expected In-Service Date (c)	Location (State)	PPA Counterparty (d)
Utility Scale
Solar
Wholly owned projects
PJM assets	53	(e)	2011/2013	New Jersey/Pennsylvania	Various
New England assets	24	Various	2011/2017	Massachusetts/Rhode Island	Various
California Solar (f) (j)	110	25	2012/2013	California	PG&E
Mesquite Solar 1 (f) (j)	165	20	2013	Arizona	PG&E
Copper Mountain Solar 2 (f) (j)	150	25	2013/2015	Nevada	PG&E
Copper Mountain Solar 3 (f) (j)	255	20	2014/2015	Nevada	SCPPA
California Solar 2 (f)	80	20	2014/2016	California	SCE/PG&E
Texas Solar 5 (f)	95	25	2015	Texas	City of San Antonio
Texas Solar 7 (f)	106	25	2016	Texas	City of San Antonio
California Solar 3 (f)	110	20	2016/2017	California	SCE/PG&E
Upton Solar (f)	158	25	2017	Texas	City of Austin
Panoche Valley	140	20	2017/2018	California	SCE
Copper Mountain Solar 1 (f)	58	12	2018	Nevada	PG&E
Copper Mountain Solar 4 (h)	94	20	2018	Nevada	SCE
Mesquite Solar 2 (h)	100	18	2018	Arizona	SCE
Mesquite Solar 3 (h)	150	23	2018	Arizona	WAPA (Navy)
Great Valley Solar (h)	200	17	2018	California	MCE/SMUD/PG&E/SCE
Wistaria Solar	100	20	2018	California	SCE
Other	26	Various	Various	Various	Various
Jointly owned projects (f) (g)
Texas Solar 4	32	25	2014	Texas	City of San Antonio
Total Solar	2,206
Wind
Wholly owned projects
Broken Bow II (f)	75	25	2014	Nebraska	NPPD
Wind Holdings (f)	180	Various	Various	Various	NWE/Basin Electric
Adams Rose Wind	23	7	2016	Minnesota	Dairyland
Coram Wind (f)	102	16	2016	California	PG&E
Other	22	Various	Various	Various	Various
Total Wind	402
Total MW (AC) in Operation	2,608
Total MW (AC) Utility Scale	2,608
Behind the Meter
Total MW (AC) in Operation	46
Total MW (AC) in Construction	7
Total MW Behind the Meter	53

(a)	Represents Con Edison Development’s ownership interest in the project.

(b)	Represents Power Purchase Agreement (PPA) contractual term or remaining term from Con Edison Development’s date of acquisition.

(c)	Represents Actual/Expected In-Service Date or Con Edison Development's date of acquisition.

(d)
PPA Counterparties include: Pacific Gas and Electric Company (PG&E), Southern California Public Power Authority (SCPPA), Southern California Edison Company (SCE), Western Area Power Administration (WAPA), Marin Clean Energy (MCE), Sacramento Municipal Utility District (SMUD), Nebraska Public Power District (NPPD) and NorthWestern Energy (NWE)

(e)	Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2022.

(f)	Project has been pledged as security for project debt financing.

(g)	Texas Solar 4 is 80 percent owned. See Note N to the Second Quarter Financial Statements.

(h)	Projects are financed with tax equity. See Note N to the Second Quarter Financial Statements.

(i)	Solar renewable energy hedges in place through 2019.

(j)	Acquired remaining 50% interest in projects/portfolios in 2018.

Con Edison Development
In January 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of Con Edison Development renewable electric production projects with an aggregate of 680 MW (AC) of generating capacity (PG&E Projects) is sold to PG&E under long-term power purchase agreements (PG&E PPAs). At June 30, 2019, Con Edison’s consolidated balance sheet included $853 million of net non-utility plant relating to the PG&E Projects, $1,090 million of intangible assets relating to the PG&E PPAs, $288 million of net non-utility plant of additional projects that secure the related project debt and $1,032 million of non-recourse related project debt. The PG&E bankruptcy is an event of default under the PG&E PPAs. Pursuant to the related project debt agreements, distributions from the related projects to Con Edison Development have been suspended. Unless the lenders for the related project debt otherwise agree, the lenders may, upon written notice, declare principal and interest on the related project debt to be due and payable immediately and, if such amounts are not timely paid, foreclose on the related projects. See “Long-Lived and Intangible Assets” in Note A and Note C to the Second Quarter Financial Statements.

Con Edison Development's renewable electric production volumes for the three and six months ended June 30, 2019 compared with the 2018 period were:

	Millions of kWh
	For the Three Months Ended				For the Six Months Ended
Description	June 30, 2019	June 30, 2018	Variation	Percent Variation	June 30, 2019	June 30, 2018	Variation	Percent Variation
Renewable electric production projects
Solar	1,688	804	884	Large	2,732	1,335	1,397	Large
Wind	354	296	58	19.6%	661	530	131	24.7%
Total	2,042	1,100	942	85.6%	3,393	1,865	1,528	81.9%

Con Edison Transmission
CET Electric
In April 2019, the New York Independent System Operator (NYISO) selected a transmission project that was jointly proposed by National Grid and NY Transco ($600 million estimated cost, excluding certain interconnection costs that are not yet determined) that would increase transmission capacity by 1,850 MW between upstate and downstate when combined with another developer’s project that was also selected by the NYISO. The siting, construction and operation of the projects will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. The NYISO indicated it will work with the developers to enter into agreements for the development and operation of the projects, including a schedule for entry into service by December 2023.

CET Gas
In June 2019, the operator of the Mountain Valley Pipeline, which is being constructed by a joint venture in which CET Gas has a 12.5 percent ownership interest, indicated that it now expects a mid-2020 full in-service date for the project at an overall project cost of $4,800 million to $5,000 million, excluding allowance for funds used during construction.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses also use interest rate swaps. See Note L to the Second Quarter Financial Statements. Con Edison and CECONY estimate that at June 30, 2019, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $8 million and $5 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note L to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2019, a 10 percent decline in market prices would result in a decline in fair value of $62 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $57 million is for CECONY and $5 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	June 30, 2019	December 31, 2018
(Millions of Dollars)
Average for the period	$—	$—
High	1	1
Low	—	—

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans and to the investments of Con Edison Transmission that are accounted for under the equity method.

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At June 30, 2019, the pension plan investments consisted of 51 percent equity securities, 39 percent debt securities and 10 percent real estate.

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

Material Contingencies
For information about the PG&E bankruptcy, see “Long-Lived and Intangible Assets” in Note A and Note C to the Second Quarter Financial Statements. For information concerning potential liabilities arising from the Companies’ other material contingencies, see "Other Regulatory Matters" in Note B and Notes G and H to the Second Quarter Financial Statements.

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

Item 6: Exhibits
Con Edison

Exhibit 10
Confirmation of Forward Sale Transaction, dated May 7, 2019, between Con Edison and Wells Fargo Bank, National Association.  (Incorporated by reference to Exhibit 10 to Con Edison’s Current Report on Form 8-K, dated May 7, 2019 (File No. 1-14514).

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 4	Form of CECONY’s 4.125% Debentures, Series 2019 A. (Incorporated by reference to Exhibit 4 to CECONY’s Current Report on Form 8-K, dated May 6, 2019 (File No. 1-1217).
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: August 1, 2019	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer