Form 10-Q
period 2019-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2019-11-04
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2019
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

As of October 31, 2019, Con Edison had outstanding 332,430,408 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries
Con Edison Development	Consolidated Edison Development, Inc.
Con Edison Energy	Consolidated Edison Energy, Inc.
Con Edison Solutions	Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
CPUC	California Public Utilities Commission
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical liquidation at book value
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced metering infrastructure
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Second Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended June 30 of the current year
Third Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended September 30 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2018
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations;

•	a disruption in the wholesale energy markets or failure by an energy supplier or customer could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	changes to tax laws could adversely affect the Companies;

•	the Companies’ strategies may not be effective to address changes in the external business environment; and

•	the Companies also face other risks that are beyond their control.
The Companies assume no obligation to update forward-looking statements.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars/Except Share Data)	2019	2018	2019	2018
OPERATING REVENUES
Electric	$2,753	$2,783	$6,665	$6,611
Gas	306	298	1,790	1,726
Steam	58	64	469	474
Non-utility	248	183	699	577
TOTAL OPERATING REVENUES	3,365	3,328	9,623	9,388
OPERATING EXPENSES
Purchased power	483	545	1,203	1,287
Fuel	31	39	163	201
Gas purchased for resale	98	164	671	736
Other operations and maintenance	847	797	2,422	2,389
Depreciation and amortization	421	360	1,253	1,061
Taxes, other than income taxes	618	597	1,800	1,707
TOTAL OPERATING EXPENSES	2,498	2,502	7,512	7,381
OPERATING INCOME	867	826	2,111	2,007
OTHER INCOME (DEDUCTIONS)
Investment income	25	39	70	96
Other income	10	7	26	18
Allowance for equity funds used during construction	4	4	11	11
Other deductions	(25)	(61)	(76)	(154)
TOTAL OTHER INCOME (DEDUCTIONS)	14	(11)	31	(29)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	881	815	2,142	1,978
INTEREST EXPENSE
Interest on long-term debt	220	195	660	576
Other interest	45	13	122	28
Allowance for borrowed funds used during construction	(3)	(3)	(10)	(7)
NET INTEREST EXPENSE	262	205	772	597
INCOME BEFORE INCOME TAX EXPENSE	619	610	1,370	1,381
INCOME TAX EXPENSE	116	175	243	330
NET INCOME	$503	$435	$1,127	$1,051
Income attributable to non-controlling interest	30	—	79	—
NET INCOME FOR COMMON STOCK	$473	$435	$1,048	$1,051
Net income per common share—basic	$1.42	$1.40	$3.20	$3.38
Net income per common share—diluted	$1.42	$1.39	$3.19	$3.37
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	332.2	311.1	327.3	310.8
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	333.2	312.3	328.3	311.9
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2019	2018	2019	2018
NET INCOME	$503	$435	$1,127	$1,051
INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(30)	—	(79)	—
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	2	6	8
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	2	6	8
COMPREHENSIVE INCOME	$474	$437	$1,054	$1,059
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2019	2018
OPERATING ACTIVITIES
Net income	$1,127	$1,051
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,253	1,061
Deferred income taxes	257	308
Rate case amortization and accruals	(88)	(85)
Common equity component of allowance for funds used during construction	(11)	(11)
Net derivative gains	55	5
Unbilled revenue and net unbilled revenue deferrals	29	135
Gain on sale of assets	(5)	—
Other non-cash items, net	(25)	(44)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	8	(246)
Materials and supplies, including fuel oil and gas in storage	—	(4)
Revenue decoupling mechanism receivable	(91)	—
Other receivables and other current assets	103	(31)
Taxes receivable	39	47
Prepayments	(520)	(487)
Accounts payable	(67)	(8)
Pensions and retiree benefits obligations, net	253	264
Pensions and retiree benefits contributions	(353)	(475)
Accrued taxes	(27)	(60)
Accrued interest	95	67
Superfund and environmental remediation costs, net	(8)	(14)
Distributions from equity investments	46	88
System benefit charge	9	74
Deferred charges, noncurrent assets and other regulatory assets	(238)	(223)
Deferred credits and other regulatory liabilities	144	382
Other current and noncurrent liabilities	(25)	(194)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,960	1,600
INVESTING ACTIVITIES
Utility construction expenditures	(2,428)	(2,457)
Cost of removal less salvage	(219)	(188)
Non-utility construction expenditures	(143)	(193)
Investments in electric and gas transmission projects	(159)	(123)
Investments in/acquisitions of renewable electric production projects	—	(15)
Proceeds from sale of assets	48	—
Other investing activities	17	29
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,884)	(2,947)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	(1,266)	775
Issuance of long-term debt	1,989	1,905
Retirement of long-term debt	(702)	(1,319)
Debt issuance costs	(15)	(21)
Common stock dividends	(690)	(631)
Issuance of common shares - public offering	825	—
Issuance of common shares for stock plans	40	39
Distribution to noncontrolling interest	(10)	—
NET CASH FLOWS FROM FINANCING ACTIVITIES	171	748
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(753)	(599)
BALANCE AT BEGINNING OF PERIOD	1,006	844
BALANCE AT END OF PERIOD	$253	$245
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$576	$519
Income taxes	$(28)	$(1)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$328	$318
Issuance of common shares for dividend reinvestment	$36	$36
Software licenses acquired but unpaid as of end of period	$80	$100
Equipment acquired but unpaid as of end of period	$33	—

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$78	$895
Accounts receivable – customers, less allowance for uncollectible accounts of $67 and $62 in 2019 and 2018, respectively	1,254	1,267
Other receivables, less allowance for uncollectible accounts of $5 in 2019 and 2018	169	285
Taxes receivable	10	49
Accrued unbilled revenue	505	514
Fuel oil, gas in storage, materials and supplies, at average cost	358	358
Prepayments	707	187
Regulatory assets	83	76
Restricted cash	175	111
Revenue decoupling mechanism	91	—
Other current assets	151	122
TOTAL CURRENT ASSETS	3,581	3,864
INVESTMENTS	1,983	1,766
UTILITY PLANT, AT ORIGINAL COST
Electric	31,584	30,378
Gas	9,879	9,100
Steam	2,594	2,562
General	3,492	3,331
TOTAL	47,549	45,371
Less: Accumulated depreciation	10,329	9,769
Net	37,220	35,602
Construction work in progress	1,963	1,978
NET UTILITY PLANT	39,183	37,580
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $357 and $275 in 2019 and 2018, respectively	3,848	4,000
Construction work in progress	203	169
NET PLANT	43,234	41,749
OTHER NONCURRENT ASSETS
Goodwill	446	440
Intangible assets, less accumulated amortization of $103 and $29 in 2019 and 2018, respectively	1,580	1,654
Regulatory assets	4,159	4,294
Operating lease right-of-use asset	834	—
Other deferred charges and noncurrent assets	123	153
TOTAL OTHER NONCURRENT ASSETS	7,142	6,541
TOTAL ASSETS	$55,940	$53,920
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,914	$650
Term loan	—	825
Notes payable	1,300	1,741
Accounts payable	1,082	1,187
Customer deposits	348	351
Accrued taxes	35	61
Accrued interest	224	129
Accrued wages	115	109
Fair value of derivative liabilities	72	50
Regulatory liabilities	93	114
System benefit charge	636	627
Operating lease liabilities	59	—
Other current liabilities	341	363
TOTAL CURRENT LIABILITIES	6,219	6,207
NONCURRENT LIABILITIES
Provision for injuries and damages	139	146
Pensions and retiree benefits	810	1,228
Superfund and other environmental costs	767	779
Asset retirement obligations	360	450
Fair value of derivative liabilities	147	16
Deferred income taxes and unamortized investment tax credits	6,136	5,820
Operating lease liabilities	819	—
Regulatory liabilities	4,590	4,641
Other deferred credits and noncurrent liabilities	282	299
TOTAL NONCURRENT LIABILITIES	14,050	13,379
LONG-TERM DEBT	17,537	17,495
EQUITY
Common shareholders’ equity	17,959	16,726
Noncontrolling interest	175	113
TOTAL EQUITY (See Statement of Equity)	18,134	16,839
TOTAL LIABILITIES AND EQUITY	$55,940	$53,920
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	310	$34	$6,298	$10,235	23	$(1,038)	$(85)	$(26)	$7	$15,425
Net income				428						428
Common stock dividends ($0.715 per share)				(221)						(221)
Issuance of common shares for stock plans	1		25							25
Other comprehensive income								4		4
Noncontrolling interest										—
BALANCE AS OF MARCH 31, 2018	311	$34	$6,323	$10,442	23	$(1,038)	$(85)	$(22)	$7	$15,661
Net income				188						188
Common stock dividends ($0.715 per share)				(223)						(223)
Issuance of common shares for stock plans			27							27
Other comprehensive income								2		2
Noncontrolling interest										—
BALANCE AS OF JUNE 30, 2018	311	$34	$6,350	$10,407	23	$(1,038)	$(85)	$(20)	$7	$15,655
Net income				435						435
Common stock dividends ($0.715 per share)				(223)						(223)
Issuance of common shares for stock plans			25							25
Other comprehensive income								2		2
Noncontrolling interest									4	4
BALANCE AS OF SEPTEMBER 30, 2018	311	$34	$6,375	$10,619	23	$(1,038)	$(85)	$(18)	$11	$15,898
Net income				331						331
Common stock dividends ($0.715 per share)				(222)						(222)
Issuance of common shares - public offering	10		719				(14)			705
Issuance of common shares for stock plans			23							23
Other comprehensive income								2		2
Noncontrolling interest									102	102
BALANCE AS OF DECEMBER 31, 2018	321	$34	$7,117	$10,728	23	$(1,038)	$(99)	$(16)	$113	$16,839
Net income				424					21	445
Common stock dividends ($0.74 per share)				(237)						(237)
Issuance of common shares – public offering	6		433				(8)			425
Issuance of common shares for stock plans			27							27
Other comprehensive income								4		4
Distributions to noncontrolling interest									(2)	(2)
BALANCE AS OF MARCH 31, 2019	327	$34	$7,577	$10,915	23	$(1,038)	$(107)	$(12)	$132	$17,501
Net income				152					27	179
Common stock dividends ($0.74 per share)				(242)						(242)
Issuance of common shares – public offering	5	1	402				(3)			400
Issuance of common shares for stock plans			29							29
Other comprehensive income								1		1
Distributions to noncontrolling interest									(3)	(3)
BALANCE AS OF JUNE 30, 2019	332	$35	$8,008	$10,825	23	$(1,038)	$(110)	$(11)	$156	$17,865
Net income				473					30	503
Common stock dividends ($0.74 per share)				(247)						(247)
Issuance of common shares for stock plans			23							23
Other comprehensive income								1		1
Distributions to noncontrolling interest									(11)	(11)
BALANCE AS OF SEPTEMBER 30, 2019	332	$35	$8,031	$11,051	23	$(1,038)	$(110)	$(10)	$175	$18,134
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2019	2018	2019	2018
OPERATING REVENUES
Electric	$2,544	$2,571	$6,174	$6,107
Gas	275	264	1,605	1,540
Steam	58	64	469	474
TOTAL OPERATING REVENUES	2,877	2,899	8,248	8,121
OPERATING EXPENSES
Purchased power	423	472	1,058	1,117
Fuel	31	39	163	201
Gas purchased for resale	52	66	445	457
Other operations and maintenance	712	666	2,022	1,926
Depreciation and amortization	346	322	1,020	949
Taxes, other than income taxes	590	570	1,715	1,621
TOTAL OPERATING EXPENSES	2,154	2,135	6,423	6,271
OPERATING INCOME	723	764	1,825	1,850
OTHER INCOME (DEDUCTIONS)
Investment and other income	10	6	23	14
Allowance for equity funds used during construction	3	4	9	10
Other deductions	(22)	(43)	(63)	(123)
TOTAL OTHER INCOME (DEDUCTIONS)	(9)	(33)	(31)	(99)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	714	731	1,794	1,751
INTEREST EXPENSE
Interest on long-term debt	168	167	501	492
Other interest	16	10	52	23
Allowance for borrowed funds used during construction	(3)	(2)	(8)	(7)
NET INTEREST EXPENSE	181	175	545	508
INCOME BEFORE INCOME TAX EXPENSE	533	556	1,249	1,243
INCOME TAX EXPENSE	119	125	271	274
NET INCOME	$414	$431	$978	$969
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2019	2018	2019	2018
NET INCOME	$414	$431	$978	$969
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	—	1	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	—	1	1
COMPREHENSIVE INCOME	$415	$431	$979	$970
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2019	2018
OPERATING ACTIVITIES
Net income	$978	$969
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,020	949
Deferred income taxes	244	346
Rate case amortization and accruals	(87)	(98)
Common equity component of allowance for funds used during construction	(9)	(10)
Unbilled revenue and net unbilled revenue deferrals	38	43
Gain on sale of assets	(5)	—
Other non-cash items, net	(19)	(20)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(2)	(218)
Materials and supplies, including fuel oil and gas in storage	9	(3)
Revenue decoupling mechanism	(91)	—
Other receivables and other current assets	107	(47)
Accounts receivable from affiliated companies	14	(267)
Prepayments	(499)	(448)
Accounts payable	(92)	(32)
Accounts payable to affiliated companies	(4)	8
Pensions and retiree benefits obligations, net	237	242
Pensions and retiree benefits contributions	(322)	(436)
Superfund and environmental remediation costs, net	(10)	(14)
Accrued taxes	(23)	(63)
Accrued taxes to affiliated companies	—	(72)
Accrued interest	68	67
System benefit charge	9	70
Deferred charges, noncurrent assets and other regulatory assets	(248)	(158)
Deferred credits and other regulatory liabilities	184	376
Other current and noncurrent liabilities	(7)	(99)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,490	1,085
INVESTING ACTIVITIES
Utility construction expenditures	(2,271)	(2,315)
Cost of removal less salvage	(214)	(183)
Proceeds from sale of assets	48	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,437)	(2,498)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	(262)	854
Issuance of long-term debt	700	1,640
Retirement of long-term debt	(475)	(1,236)
Debt issuance costs	(9)	(18)
Capital contribution by parent	875	95
Dividend to parent	(685)	(635)
NET CASH FLOWS FROM FINANCING ACTIVITIES	144	700
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(803)	(713)
BALANCE AT BEGINNING OF PERIOD	818	730
BALANCE AT END OF PERIOD	$15	$17
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$439	$424
Income taxes	$13	$268
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$295	$279
Software licenses acquired but unpaid as of end of period	$76	$95
Equipment acquired but unpaid as of end of period	$33	—
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$15	$818
Accounts receivable – customers, less allowance for uncollectible accounts of $62 and $57 in 2019 and 2018, respectively	1,160	1,163
Other receivables, less allowance for uncollectible accounts of $3 in 2019 and 2018	104	211
Taxes receivable	—	5
Accrued unbilled revenue	374	392
Accounts receivable from affiliated companies	200	214
Fuel oil, gas in storage, materials and supplies, at average cost	295	304
Prepayments	616	117
Regulatory assets	69	64
Revenue decoupling mechanism receivable	91	—
Other current assets	81	69
TOTAL CURRENT ASSETS	3,005	3,357
INVESTMENTS	436	385
UTILITY PLANT, AT ORIGINAL COST
Electric	29,736	28,595
Gas	9,012	8,295
Steam	2,594	2,562
General	3,201	3,056
TOTAL	44,543	42,508
Less: Accumulated depreciation	9,504	8,988
Net	35,039	33,520
Construction work in progress	1,843	1,850
NET UTILITY PLANT	36,882	35,370
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2019 and 2018	3	4
NET PLANT	36,885	35,374
OTHER NONCURRENT ASSETS
Regulatory assets	3,831	3,923
Operating lease right-of-use asset	610	—
Other deferred charges and noncurrent assets	41	69
TOTAL OTHER NONCURRENT ASSETS	4,482	3,992
TOTAL ASSETS	$44,808	$43,108
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$350	$475
Notes payable	930	1,192
Accounts payable	883	977
Accounts payable to affiliated companies	13	17
Customer deposits	335	339
Accrued taxes	33	55
Accrued interest	180	112
Accrued wages	104	99
Fair value of derivative liabilities	33	25
Regulatory liabilities	56	73
System benefit charge	578	569
Operating lease liabilities	49	—
Other current liabilities	269	267
TOTAL CURRENT LIABILITIES	3,813	4,200
NONCURRENT LIABILITIES
Provision for injuries and damages	135	141
Pensions and retiree benefits	577	952
Superfund and other environmental costs	684	693
Asset retirement obligations	301	292
Fair value of derivative liabilities	82	6
Deferred income taxes and unamortized investment tax credits	6,082	5,739
Operating lease liabilities	595	—
Regulatory liabilities	4,200	4,258
Other deferred credits and noncurrent liabilities	236	241
TOTAL NONCURRENT LIABILITIES	12,892	12,322
LONG-TERM DEBT	14,024	13,676
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	14,079	12,910
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$44,808	$43,108
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions, except for dividends per share)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	235	$589	$4,649	$8,231	$(962)	$(62)	$(6)	$12,439
Net income				389				389
Common stock dividend to parent				(211)				(211)
Capital contribution by parent			45					45
Other comprehensive income								—
BALANCE AS OF MARCH 31, 2018	235	$589	$4,694	$8,409	$(962)	$(62)	$(6)	$12,662
Net income				149				149
Common stock dividend to parent				$(212)				(212)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2018	235	$589	$4,719	$8,346	$(962)	$(62)	$(5)	$12,625
Net income				$431				431
Common stock dividend to parent				(212)				(212)
Capital contribution by parent			25					25
Other comprehensive income								—
BALANCE AS OF SEPTEMBER 30, 2018	235	$589	$4,744	$8,565	$(962)	$(62)	$(5)	$12,869
Net income				227				227
Common stock dividend to parent				(211)				(211)
Capital contribution by parent			25					25
Other comprehensive income								—
BALANCE AS OF DECEMBER 31, 2018	235	$589	$4,769	$8,581	$(962)	$(62)	$(5)	$12,910
Net income				412				412
Common stock dividend to parent				(228)				(228)
Capital contribution by parent			225					225
Other comprehensive income								—
BALANCE AS OF MARCH 31, 2019	235	$589	$4,994	$8,765	$(962)	$(62)	$(5)	$13,319
Net income				152				152
Common stock dividend to parent				(228)				(228)
Capital contribution by parent			625					625
Other comprehensive income								—
BALANCE AS OF JUNE 30, 2019	235	$589	$5,619	$8,689	$(962)	$(62)	$(5)	$13,868
Net income				414				414
Common stock dividend to parent				(229)				(229)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF SEPTEMBER 30, 2019	235	$589	$5,644	$8,874	$(962)	$(62)	$(4)	$14,079
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2018 and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019.
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
The following table presents, for the three and nine months ended September 30, 2019 and 2018, revenue from contracts with customers as defined in Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended September 30, 2019				For the Three Months Ended September 30, 2018
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$2,582		$(38)	$2,544	$2,631		$(60)	$2,571
Gas	263		12	275	264		—	264
Steam	54		4	58	64		—	64
Total CECONY	$2,899		$(22)	$2,877	$2,959		$(60)	$2,899
O&R
Electric	205		5	210	215		(3)	212
Gas	25		6	31	31		3	34
Total O&R	$230		$11	$241	$246		$—	$246
Clean Energy Businesses
Renewables	193	(b)	—	193	68	(b)	—	68
Energy services	14		—	14	24		—	24
Other	—		40	40	—		89	89
Total Clean Energy Businesses	$207		$40	$247	$92		$89	$181
Con Edison Transmission	1		—	1	1		—	1
Other (c)	—		(1)	(1)	—		1	1
Total Con Edison	$3,337		$28	$3,365	$3,298		$30	$3,328
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the totals for Renewables revenue at the Clean Energy Businesses is $3 million for the three months ended September 30, 2019 and 2018, of revenue related to engineering, procurement and construction services.

(c)	Parent company and consolidation adjustments.

	For the Nine Months Ended September 30, 2019				For the Nine Months Ended September 30, 2018
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$6,048		$126	$6,174	$6,106		$1	$6,107
Gas	1,573		32	1,605	1,516		24	1,540
Steam	456		13	469	467		7	474
Total CECONY	$8,077		$171	$8,248	$8,089		$32	$8,121
O&R
Electric	488		5	493	508		(3)	505
Gas	178		7	185	179		7	186
Total O&R	$666		$12	$678	$687		$4	$691
Clean Energy Businesses
Renewables	465	(b)	—	465	273	(b)	—	273
Energy services	53		—	53	65		—	65
Other	—		178	178	—		235	235
Total Clean Energy Businesses	$518		$178	$696	$338		$235	$573
Con Edison Transmission	3		—	3	3		—	3
Other (c)	—		(2)	(2)	—		—	—
Total Con Edison	$9,264		$359	$9,623	$9,117		$271	$9,388
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the totals for Renewables revenue at the Clean Energy Businesses is $9 million and $100 million for the nine months ended September 30, 2019 and 2018, respectively, of revenue related to engineering, procurement and construction services.

(c)	Parent company and consolidation adjustments.

	2019			2018
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$29	$20		$58	$87
Additions (c)	63	2		111	34
Subtractions (c)	68	2	(d)	138	105	(d)
Ending balance as of September 30,	$24	$20		$31	$16

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

As of September 30, 2019, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services is $89 million, of which $53 million will be recognized within the next two years, and the remaining $36 million will be recognized pursuant to long-term service and maintenance agreements.

Utility Plant
General utility plant of Con Edison and CECONY included $95 million and $90 million, respectively, at September 30, 2019 and $100 million and $95 million, respectively, at December 31, 2018, related to a May 2018 acquisition of software licenses. The estimated aggregate annual amortization expense related to the software licenses for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $8 million at September 30, 2019 and was $3 million at December 31, 2018.

Long-Lived and Intangible Assets
In January 2019, Pacific Gas and Electric Company (PG&E) filed in the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of certain Con Edison Development renewable electric production projects with an aggregate generating capacity of 680 MW (AC) (PG&E Projects) is sold to PG&E under long-term power purchase agreements (PG&E PPAs). Most of the PG&E PPAs have contract prices that are higher than estimated market prices. PG&E, as a debtor in possession, may assume or reject the PG&E PPAs, subject to review by the bankruptcy court. In September 2019, PG&E submitted its plan of reorganization to the bankruptcy court. PG&E’s plan includes the assumption by PG&E of all of its power purchase agreements. PG&E’s plan is subject to, among other things: confirmation by the bankruptcy court by June 30, 2020 (or any extension of the date by which PG&E’s bankruptcy must be resolved for PG&E to participate in the insurance fund described below); approval by the California Public Utilities Commission (CPUC) of PG&E’s implementation of the plan and participation in the insurance fund; and PG&E obtaining funding for distributions under the plan. PG&E may revoke, withdraw or delay consideration of the plan prior to its confirmation by the bankruptcy court, and file subsequent amended plans of reorganization. In October 2019, the Ad Hoc PG&E senior note holder committee (Noteholders) and tort claimant committee (TCC) submitted to the bankruptcy court an alternative plan of reorganization for PG&E. The Noteholder/TCC plan also calls for PG&E to assume all of its power purchase agreements and participate in the insurance fund. The Noteholder/TCC plan is also subject to, among other things, confirmation by the bankruptcy court, approval by the CPUC and obtaining funding for distributions under the plan. The Noteholder/TCC plan can be revoked, amended, withdrawn or delayed. Bankruptcy court approval is required for a plan of reorganization to be sent to creditors for consideration.

In January and May 2019, FERC issued orders (which PG&E is challenging) affirming its jurisdiction to review and approve the modification or abrogation of wholesale power contracts that are the subject of rejection in bankruptcy. In June 2019, the bankruptcy court ruled that FERC does not have concurrent jurisdiction with it and that FERC’s January and May 2019 orders are of no force and effect in the bankruptcy proceeding. FERC and additional parties, including Con Edison Development, are challenging the bankruptcy court’s June 2019 ruling in appeals that are pending in the United States Court of Appeals for the Ninth Circuit.

In July 2019, California enacted a law addressing future California wildfires. The law includes provisions for the establishment of wildfire liquidity and insurance funds and possible limitation of future wildfire liabilities for California utilities. PG&E, Southern California Edison Company and San Diego Gas & Electric Company have agreed to participate in the insurance fund. PG&E’s participation will require bankruptcy court approval and is conditioned on, among other things, resolution of PG&E’s bankruptcy by June 30, 2020, and a determination by the CPUC that PG&E’s bankruptcy reorganization plan is consistent with the state’s climate goals as required under the California Renewables Portfolio Standard Program and related procurement requirements of the state.

The PG&E bankruptcy is an event of default under the PG&E PPAs. Unless the lenders for the related project debt otherwise agree, distributions from the related projects to Con Edison Development will not be made during the pendency of the bankruptcy. See “Reconciliation of Cash, Temporary Cash Investments and Restricted Cash,” below.

At September 30, 2019, Con Edison’s consolidated balance sheet included $827 million of net non-utility plant relating to the PG&E Projects, $1,075 million of intangible assets relating to the PG&E PPAs, $287 million of net non-utility plant of additional projects that secure the related project debt and $1,012 million of non-recourse related project debt. See Note C. Con Edison has tested whether its net non-utility plant relating to the PG&E Projects and intangible assets relating to the PG&E PPAs have been impaired. The projected future cash flows used in the test reflected Con Edison’s expectation that the PG&E PPAs are not likely to be rejected. Based on the test, Con Edison has determined that there was no impairment. If, in the future, one or more of the PG&E PPAs is rejected or any such rejection becomes likely, there will be an impairment of the related intangible assets and could be an impairment of the related non-utility plant. The amount of any such impairment could be material.

Acquisitions and Investments
For the nine months ended September 2019, the Clean Energy Businesses reclassified approximately $100 million related to the purchase price adjustments for the December 2018 acquisition by a Con Edison Development subsidiary of Sempra Solar Holdings, LLC. The adjustments primarily decreased property, plant and equipment and asset retirement obligations, and were recorded within the one year available to finalize the purchase price allocation, including working capital and other closing adjustments.

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

For the three and nine months ended September 30, 2019 and 2018, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2019	2018	2019	2018
Net income for common stock	$473	$435	$1,048	$1,051
Weighted average common shares outstanding – basic	332.2	311.1	327.3	310.8
Add: Incremental shares attributable to effect of potentially dilutive securities	1.0	1.2	1.0	1.1
Adjusted weighted average common shares outstanding – diluted	333.2	312.3	328.3	311.9
Net Income per common share – basic	$1.42	$1.40	$3.20	$3.38
Net Income per common share – diluted	$1.42	$1.39	$3.19	$3.37

The computation of diluted EPS for the three and nine months ended September 30, 2018 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and nine months ended September 30, 2019 and 2018, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Beginning balance, accumulated OCI, net of taxes (a)	$(11)	$(20)	$(5)	$(5)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2019 and 2018 (a)(b)	1	2	1	—
Current period OCI, net of taxes	1	2	1	—
Ending balance, accumulated OCI, net of taxes	$(10)	$(18)	$(4)	$(5)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Beginning balance, accumulated OCI, net of taxes (a)	$(16)	$(26)	$(5)	$(6)
OCI before reclassifications, net of tax of $(1) for Con Edison in 2019 and 2018	2	3	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) and $(2) for Con Edison in 2019 and 2018, respectively (a)(b)	4	5	1	1
Current period OCI, net of taxes	6	8	1	1
Ending balance, accumulated OCI, net of taxes	$(10)	$(18)	$(4)	$(5)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.

(b)
For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit cost. See Notes E and F.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At September 30, 2019 and 2018, cash, temporary cash investments and restricted cash for Con Edison and CECONY are as follows:

	At September 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Cash and temporary cash investments	$78	$199	$15	$17
Restricted cash (a)	175	46	—	—
Total cash, temporary cash investments and restricted cash	$253	$245	$15	$17

(a)
Restricted cash included cash of Con Edison Development renewable electric production project subsidiaries ($174 million and $44 million at September 30, 2019 and 2018, respectively) that, under the related project debt agreements, is either restricted until the various maturity dates of the project debt to being used for normal operating expenses and capital expenditures, debt service, and required reserves or restricted as a result of the PG&E bankruptcy. During the pendency of the PG&E bankruptcy, unless the lenders for the related project debt otherwise agree, cash may not be distributed from the related projects to Con Edison Development. See “Long-Lived and Intangible Assets,” above, and Note C. In addition, restricted cash included O&R's New Jersey utility subsidiary, Rockland Electric Company transition bond charge collections, net of principal, interest, trustee and service fees ($1 million and $2 million at September 30, 2019 and 2018, respectively).

Note B – Regulatory Matters
Rate Plans
In October 2019, CECONY, the staff of the New York State Public Service Commission (NYSPSC) and other parties entered into a Joint Proposal for CECONY electric and gas rate plans for the three-year period January 2020 through December 2022. The Joint Proposal is subject to NYSPSC approval. The following tables contain a summary of the rate plans.

CECONY Electric
Effective period	January 2020 – December 2022 (c)
Base rate changes (a)	Yr. 1 – $113 million Yr. 2 – $370 million Yr. 3 – $326 million
Amortizations to income of net regulatory liabilities (b)	Yr. 1 – $267 million Yr. 2 – $269 million Yr. 3 – $272 million
Other revenue sources
Retention of $75 million of annual transmission congestion revenues.

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to: Yr. 1 - $69 million; Yr. 2 - $74 million; and Yr. 3 - $79 million.

Revenue decoupling mechanism	Continuation of reconciliation of actual to authorized electric delivery revenues.
Recoverable energy costs	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 - $450 million; Yr. 2 - $461 million; and Yr. 3 - $476 million.
Cost reconciliations
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate debt, major storms, property taxes (d), municipal infrastructure support costs (e), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates. (f)

Net utility plant reconciliations
Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI): Yr. 1 - $24,572 million; Yr. 2 - $25,366 million; Yr. 3 - $26,197 million AMI: Yr. 1 - $572 million; Yr. 2 - $740 million; Yr. 3 - $806 million (g)

Average rate base	Yr. 1 - $21,660 million Yr. 2 - $22,783 million Yr. 3 - $23,926 million
Weighted average cost of capital (after-tax)	6.61 percent
Authorized return on common equity	8.80 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.3 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	4.63 percent
Common equity ratio	48 percent

(a)
Base rates reflect recovery by the company of certain costs of its energy efficiency, Reforming the Energy Vision demonstration projects, non-wire alternative projects (including the Brooklyn Queens demand management program), and off-peak electric vehicle charging programs (Yr. 1 - $206 million; Yr. 2 - $245 million; and Yr. 3 - $251 million) over a ten-year period, including the overall pre-tax rate of return on such costs.

(b)
Amounts reflect amortization of the 2018 tax savings under the federal Tax Cuts and Jobs Act of 2017 (TCJA) allocable to CECONY’s electric customers ($377 million) over a three-year period ($126 million annually), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s electric customers ($1,663 million) over the remaining lives of the related assets ($49 million in Yr. 1, $50 million in Yr. 2, and $53 million in Yr. 3) and the unprotected portion of the net regulatory liability ($784 million) over five years ($157 million annually). Amounts also reflect amortization of the regulatory asset for deferred MTA power reliability costs ($238 million) over a 5-year period ($48 million annually).

(c)
If at the end of any semi-annual period ending June 30 and December 31, Consolidated Edison Inc.’s investments in its non-utility businesses exceed 15 percent of its total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, CECONY is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures are not necessary.

(d)
Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr. 1 - 10.0 basis points; Yr. 2 - 7.5 basis points; and Yr. 3 - 5.0 basis points.

(e)
In general, if actual expenses for municipal infrastructure support (other than company labor) are below the amounts reflected in rates the company will defer the difference for credit to customers, and if the actual expenses are above the amount reflected in rates the company will defer for recovery from customers 80 percent of the difference subject to a maximum deferral, subject to certain exceptions, of 15 percent of the amount reflected in rates.

(f)
In addition, the NYSPSC staff has commenced a focused operations audit to investigate the income tax accounting of CECONY and other New York utilities. Any NYSPSC-ordered adjustment to CECONY’s income tax accounting will be refunded to or collected from customers, as determined by the NYSPSC.

(g)	Reconciliation of net utility plant for AMI will be done on a combined basis for electric and gas.

CECONY Gas
Effective period	January 2020 – December 2022 (c)
Base rate changes (a)	Yr. 1 – $84 million Yr. 2 – $122 million Yr. 3 – $167 million
Amortizations to income of net regulatory liabilities (b)	Yr. 1 – $45 million Yr. 2 – $43 million Yr. 3 – $10 million
Other revenue sources
Retention of annual revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million.

Potential earnings adjusted mechanism incentives for energy efficiency and other potential incentives of up to Yr. 1 - $20 million; Yr. 2 - $22 million; and Yr. 3 - $25 million

Revenue decoupling mechanism	Continuation of reconciliation of actual to authorized gas delivery revenues, modified to be calculated based upon revenue per customer class instead of revenue per customer.
Recoverable energy costs	Continuation of current rate recovery of purchased gas costs.
Negative revenue adjustments	Potential charges if performance targets relating to service, safety and other matters are not met: Yr. 1 - $81 million; Yr. 2 - $88 million; and Yr. 3 - $96 million.
Cost reconciliations
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate debt, major storms, property taxes (d), municipal infrastructure support costs (e), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates. (f)

Net utility plant reconciliations
Target levels reflected in rates:
Gas average net plant target excluding AMI: Yr. 1 - $8,123 million; Yr. 2 - $8,861 million; Yr. 3 - $9,600 million AMI: Yr. 1 - $142 million; Yr. 2 - $183 million; Yr. 3 - $211 million (g)

Average rate base	Yr. 1 - $7,171 million Yr. 2 - $7,911 million Yr. 3 - $8,622 million
Weighted average cost of capital (after-tax)	6.61 percent
Authorized return on common equity	8.80 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.3 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	4.63 percent
Common equity ratio	48 percent

(a)
At the NYSPSC’s option, the gas base rate increases shown above may be implemented with increases of $47 million in Yr. 1; $176 million in Yr. 2; and $170 million in Yr. 3. Base rates reflect recovery by the company of certain costs of its energy efficiency program (Yr. 1 - $30 million; Yr. 2 - $37 million; and Yr. 3 - $40 million) over a ten-year period, including the overall pre-tax rate of return on such costs.

(b)
Amounts reflect amortization of the remaining 2018 TCJA tax savings allocable to CECONY’s gas customers ($63 million) over a two year period ($32 annually), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s gas customers ($725 million) over the remaining lives of the related assets ($14 million in Yr. 1, $14 million in Yr. 2, and $12 million in Yr. 3) and the unprotected portion of the net regulatory liability ($107 million) over five years ($21 million annually)

(c)-(g)	See footnotes (c), (d), (e), (f) and (g) to the table under “CECONY Electric,” above.

O&R New York – Electric and Gas
In March 2019, the NYSPSC approved the November 2018 Joint Proposal for new electric and gas rates. The Joint Proposal provides for electric rate increases of $13.4 million, $8.0 million and $5.8 million, effective January 1, 2019, 2020 and 2021, respectively. The Joint Proposal provides for a gas rate decrease of $7.5 million, effective January 1, 2019, and gas rate increases of $3.6 million and $0.7 million, effective January 1, 2020 and 2021, respectively.

Rockland Electric Company (RECO)
In October 2019, the New Jersey Division of Rate Counsel staff submitted testimony in the New Jersey Board of Public Utilities proceeding in which RECO requested an electric rate increase, effective February 2020. The Division of Rate Counsel staff testimony supports an electric rate increase of $5.8 million reflecting, among other things, an 8.9 percent return on common equity and a common equity ratio of 47.14 percent. In October 2019, RECO filed an update to the request it filed in May 2019. The company increased its requested February 2020 rate increase from $19.9 million to $20.3 million. The updated filing reflects an increase to the common equity ratio from 49.93 percent to 50.16 percent and a decrease in the return on common equity from 10.00 percent to 9.60 percent.

Other Regulatory Matters
In August and November 2017, the NYSPSC issued orders in its proceeding investigating an April 21, 2017 Metropolitan Transportation Authority (MTA) subway power outage. The orders indicated that the investigation determined that the outage was caused by a failure of CECONY’s electricity supply to a subway station, which led to a loss of the subway signals, and that one of the secondary services to the MTA facility had been improperly rerouted and was not properly documented by the company. The orders also indicated that the loss of power to the subway station affected multiple subway lines and caused widespread delays across the subway system. Pursuant to the orders, the company was required to take certain actions, including inspecting, repairing and installing certain electrical equipment that serves the subway system, analyzing power supply and power quality events affecting the MTA’s signaling services, and filing monthly reports with the NYSPSC on all of the company's activities related to the subway system. The company completed the required actions in 2018. The company’s costs related to this matter in excess of those reflected in its current electric rate plan were deferred as a regulatory asset and are addressed in the October 2019 Joint Proposal (see footnote (b) to the CECONY - Electric table under “Rate Plans,” above).

In August 2018, the NYSPSC ordered CECONY to begin on January 1, 2019 to credit the company's electric and gas customers, and to begin on October 1, 2018 to credit its steam customers, with the net benefits of the federal Tax Cuts and Jobs Act of 2017 (TCJA) as measured based on amounts reflected in its rate plans prior to the enactment of the TCJA in December 2017. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes. CECONY estimates that its credit of net benefits of the TCJA to its electric, gas and steam customers in 2019 will amount to $259 million, $113 million and $25 million, respectively. CECONY’s net benefits prior to January 1, 2019 and its net regulatory liability for future income taxes, including both the protected and unprotected portions, allocable to the company’s electric and gas customers are addressed in the October 2019 Joint Proposal (see footnote (b) to the CECONY - Electric and Gas tables under “Rate Plans,” above). CECONY’s net benefits prior to October 1, 2018 allocable to the company’s steam customers ($15 million) are being amortized over a three-year period. CECONY’s net regulatory liability for future income taxes, including both the protected and unprotected portions, allocable to the company’s steam customers ($185 million) is being amortized over the remaining lives of the related assets (with the amortization period for the unprotected portion subject to review in its next steam rate proceeding).

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At September 30, 2019, the Utilities had not accrued a liability related to this matter.

In March 2018, Winter Storms Riley and Quinn caused damage to the Utilities’ electric distribution systems and interrupted service to approximately 209,000 CECONY customers, 93,000 O&R customers and 44,000 RECO customers. At September 30, 2019, CECONY's costs related to March 2018 storms, including Riley and Quinn, amounted to $134 million, including operation and maintenance expenses reflected in its electric rate plan ($15 million), operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan

($84 million), capital expenditures ($29 million) and removal costs ($6 million). At September 30, 2019, O&R and RECO costs related to 2018 storms amounted to $43 million and $17 million, respectively, most of which were deferred as regulatory assets pursuant to their electric rate plans. In January 2019, O&R began recovering its deferred storm costs over a six year period in accordance with its New York electric rate plan. The NYSPSC investigated the preparation and response to the storms by CECONY, O&R, and other New York electric utilities, including all aspects of their emergency response plans. In April 2019, following the issuance of a NYSPSC staff report on the investigation, the NYSPSC ordered the utilities to show cause why the NYSPSC should not commence a penalty action against them for violating their emergency response plans. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At September 30, 2019, the Utilities had not accrued a liability related to this matter.

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

In March 2019, the NYSPSC ordered CECONY to show cause why the NYSPSC should not commence a penalty action and prudence proceeding against CECONY for alleged violations of gas operator qualification, performance, and inspection requirements. The company is seeking to resolve this matter through settlement negotiations with the NYSPSC staff. Any settlement would be subject to NYSPSC approval. The company is unable to estimate the amount or range of its possible loss related to this matter. At September 30, 2019, the company had not accrued a liability related to this matter.

On July 13, 2019, electric service was interrupted to approximately 72,000 CECONY customers on the west side of Manhattan. The NYSPSC and the Northeast Power Coordinating Council, a regional reliability entity, are investigating the July 13, 2019 power outage. The NYSPSC is also investigating other CECONY power outages that occurred in July 2019. Pursuant to the reliability performance provisions of its electric rate plan, as a result of the July 13, 2019 power outage, the company is subject to a $5 million negative revenue adjustment (which it recognized in the third quarter of 2019). The company is unable to estimate the amount or range of its possible additional loss related to the power outages. At September 30, 2019, the company had accrued a $5 million liability related to the power outages.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at September 30, 2019 and December 31, 2018 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Regulatory assets
Unrecognized pension and other postretirement costs	$1,919	$2,238	$1,816	$2,111
Environmental remediation costs	774	810	685	716
Revenue taxes	315	291	302	278
MTA power reliability deferral	245	229	245	229
Property tax reconciliation	160	101	150	86
Deferred derivative losses	99	17	90	11
Municipal infrastructure support costs	80	67	80	67
Pension and other postretirement benefits deferrals	77	73	55	56
Deferred storm costs	69	76	—	—
System peak reduction and energy efficiency programs	60	72	59	70
Meadowlands heater odorization project	35	36	35	36
Brooklyn Queens demand management program	35	39	35	39
Unamortized loss on reacquired debt	30	36	28	34
Preferred stock redemption	22	23	22	23
Recoverable REV demonstration project costs	21	20	18	18
Gate station upgrade project	19	17	19	17
Workers’ compensation	5	5	5	5
O&R transition bond charges	—	2	—	—
Other	194	142	187	127
Regulatory assets – noncurrent	4,159	4,294	3,831	3,923
Deferred derivative losses	68	36	57	29
Recoverable energy costs	15	40	12	35
Regulatory assets – current	83	76	69	64
Total Regulatory Assets	$4,242	$4,370	$3,900	$3,987
Regulatory liabilities
Future income tax	$2,448	$2,515	$2,302	$2,363
Allowance for cost of removal less salvage	952	928	808	790
TCJA net benefits*	462	434	444	411
Net unbilled revenue deferrals	145	117	145	117
Energy efficiency portfolio standard unencumbered funds	123	127	119	122
Pension and other postretirement benefit deferrals	67	62	41	40
Property tax refunds	45	45	45	45
Net proceeds from sale of property	44	6	44	6
System benefit charge carrying charge	43	27	38	24
Earnings sharing - electric, gas and steam	26	36	19	27
BQDM and REV Demo reconciliations	25	18	24	18
Settlement of prudence proceeding	15	37	15	37
Settlement of gas proceedings	11	15	11	15
Unrecognized other postretirement costs	5	7	—	7
Carrying charges on repair allowance and bonus depreciation	4	21	4	21
New York State income tax rate change	3	17	3	17
Base rate change deferrals	1	10	1	10
Property tax reconciliation	—	36	—	36
Other	171	183	137	152
Regulatory liabilities – noncurrent	4,590	4,641	4,200	4,258
Refundable energy costs	36	31	8	8
Deferred derivative gains	33	30	32	29
Revenue decoupling mechanism	24	53	16	36
Regulatory liabilities – current	93	114	56	73
Total Regulatory Liabilities	$4,683	$4,755	$4,256	$4,331
* See "Other Regulatory Matters," above.

Note C – Capitalization
In February 2019, Con Edison borrowed $825 million under a two-year variable-rate term loan to fund the repayment of a six-month variable-rate term loan. In June 2019, Con Edison pre-paid $150 million of the amount borrowed.

In March 2019, Con Edison issued 5,649,369 shares of its common stock for $425 million upon physical settlement of the remaining shares subject to its November 2018 forward sale agreements.

In April 2019, CECONY redeemed at maturity $475 million of 6.65 percent 10-year debentures.

In May 2019, Con Edison entered into a forward sale agreement relating to 5,800,000 shares of its common stock. In June 2019, the company issued 4,750,000 shares for $400 million upon physical settlement of shares subject to the forward sale agreement. At September 30, 2019, 1,050,000 shares remain subject to the forward sale agreement. The company expects the remaining shares under the forward sale agreement to settle by December 28, 2020. The company or the forward purchaser may accelerate the forward sale agreement upon the occurrence of certain events. On a settlement date, if the company decides to physically settle, it will issue shares to the forward purchaser at the then-applicable forward sale price. The forward sale price is equal to $84.83 per share subject to adjustment on a daily basis based on a floating interest rate factor less a spread and will be subject to decrease by amounts related to expected dividends. The remaining shares under the forward sale agreement will be physically settled, unless the company elects cash or net share settlement (which it has the right to do, subject to certain conditions, other than in limited circumstances). In the event the company elects to cash settle or net share settle, the settlement amount will be generally related to (1)(a) the market value of the common stock during the unwind period under the forward sale agreement minus (b) the applicable forward sale price; multiplied by (2) the number of shares subject to such cash settlement or net share settlement. If this settlement amount is a negative number, the forward purchaser will pay the company the absolute value of that amount or deliver to the company a number of shares having a value equal to the absolute value of such amount. If this settlement amount is a positive number, the company will pay the forward purchaser that amount or deliver to the forward purchaser a number of shares having a value equal to such amount.

In May 2019, CECONY issued $700 million aggregate principal amount of 4.125 percent debentures, due 2049.
In May 2019, O&R’s New Jersey utility subsidiary paid the remaining $1 million principal amount of Transition Bonds issued in 2004.
In May 2019, a Con Edison Development subsidiary borrowed $464 million at a variable-rate, due 2026, secured by equity interests in solar electric production projects. The company has entered into fixed-rate interest rate swaps in connection with this borrowing. See Note L.
In September 2019, O&R agreed to issue in November 2019 $43 million aggregate principal amount of 3.73 percent debentures, due 2049 and to issue in December 2019 $44 million aggregate principal amount of 2.94 percent debentures, due 2029 and $38 million aggregate principal amount of 3.46 percent debentures, due 2039.
In October 2019, a Con Edison Development subsidiary issued $303 million aggregate principal amount of 3.82 percent senior notes, due 2038, secured by the company's Panoche Valley and Wistaria Solar renewable electric production projects.
The carrying amounts and fair values of long-term debt at September 30, 2019 and December 31, 2018 were:

(Millions of Dollars)	2019		2018
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$19,451	$22,412	$18,145	$18,740
CECONY	$14,374	$17,047	$14,151	$14,685

(a)
Amounts shown are net of unamortized debt expense and unamortized debt discount of $167 million and $141 million for Con Edison and CECONY, respectively, as of September 30, 2019 and $185 million and $139 million for Con Edison and CECONY, respectively, as of December 31, 2018.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at September 30, 2019 are classified as Level 2 (see Note M).

At December 31, 2018, the Clean Energy Businesses had $2,076 million of non-recourse project debt secured by the pledge of the applicable renewable energy production projects, of which $1,965 million was included in long-term debt and $111 million was included in long-term debt due within one year in Con Edison's consolidated balance sheet. As a result of the January 2019 PG&E bankruptcy (see "Long-Lived and Intangible Assets" in Note A), during the first quarter of 2019, Con Edison reclassified on its consolidated balance sheet the PG&E-related project debt that was included in long-term debt to long-term debt due within one year. At September 30, 2019, long-term debt due within one year included $1,012 million of PG&E-related project debt. The lenders for the PG&E-related project debt may, upon written notice, declare principal and interest on the PG&E-related project debt to be due and payable immediately and, if such amounts are not timely paid, foreclose on the related projects. The company is seeking to negotiate agreements with the PG&E-related project debt lenders pursuant to which the lenders would defer exercising these remedies.

Note D – Short-Term Borrowing
At September 30, 2019, Con Edison had $1,300 million of commercial paper outstanding of which $930 million was outstanding under CECONY’s program. The weighted average interest rate at September 30, 2019 was 2.3 percent for both Con Edison and CECONY. At December 31, 2018, Con Edison had $1,741 million of commercial paper outstanding of which $1,192 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2018 was 3.0 percent for both Con Edison and CECONY.
At September 30, 2019 and December 31, 2018, no loans were outstanding under the Companies' December 2016 credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of September 30, 2019 and December 31, 2018. In April 2019, the termination date of the Credit Agreement was extended from December 2022 to December 2023 with respect to banks with aggregate commitments of $2,200 million.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Service cost – including administrative expenses	$62	$72	$58	$68
Interest cost on projected benefit obligation	150	140	141	131
Expected return on plan assets	(247)	(258)	(234)	(245)
Recognition of net actuarial loss	130	172	123	163
Recognition of prior service cost/(credit)	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST	$91	$122	$83	$112
Cost capitalized	(26)	(32)	(24)	(30)
Reconciliation to rate level	(5)	(22)	(4)	(24)
Total expense recognized	$60	$68	$55	$58

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Service cost – including administrative expenses	$187	$218	$175	$204
Interest cost on projected benefit obligation	451	420	423	394
Expected return on plan assets	(741)	(775)	(702)	(734)
Recognition of net actuarial loss	389	516	369	488
Recognition of prior service cost/(credit)	(13)	(13)	(15)	(15)
TOTAL PERIODIC BENEFIT COST	$273	$366	$250	$337
Cost capitalized	(80)	(94)	(76)	(89)
Reconciliation to rate level	(12)	(68)	(10)	(74)
Total expense recognized	$181	$204	$164	$174

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

Expected Contributions
Based on estimates as of September 30, 2019, the Companies expect to make contributions to the pension plans during 2019 of $350 million (of which $318 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first nine months of 2019, the Companies contributed $346 million to the pension plans (of which $315 million was made by CECONY). CECONY also contributed $15 million to the external trust for its non-qualified supplemental plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Service cost	$4	$5	$3	$3
Interest cost on accumulated other postretirement benefit obligation	11	11	9	9
Expected return on plan assets	(16)	(18)	(14)	(16)
Recognition of net actuarial loss/(gain)	(2)	2	(2)	1
Recognition of prior service cost/(credit)	(1)	(2)	—	(1)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$(4)	$(2)	$(4)	$(4)
Cost capitalized	(1)	(2)	(2)	(1)
Reconciliation to rate level	3	2	2	2
Total expense/(credit) recognized	$(2)	$(2)	$(4)	$(3)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Service cost	$13	$15	$9	$10
Interest cost on accumulated other postretirement benefit obligation	33	32	27	26
Expected return on plan assets	(49)	(55)	(41)	(47)
Recognition of net actuarial loss/(gain)	(6)	6	(7)	2
Recognition of prior service cost/(credit)	(2)	(5)	(1)	(2)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$(11)	$(7)	$(13)	$(11)
Cost capitalized	(6)	(6)	(4)	(4)
Reconciliation to rate level	10	6	6	7
Total expense/(credit) recognized	$(7)	$(7)	$(11)	$(8)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Contributions
During the first nine months of 2019, the Companies contributed $7 million (substantially all of which was made by CECONY) to the other postretirement benefit plans. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2019 and December 31, 2018 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Accrued Liabilities:
Manufactured gas plant sites	$679	$689	$596	$603
Other Superfund Sites	88	90	88	90
Total	$767	$779	$684	$693
Regulatory assets	$774	$810	$685	$716

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
Environmental remediation costs incurred related to Superfund Sites for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Remediation costs incurred	$4	$8	$2	$5

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Remediation costs incurred	$15	$17	$10	$14

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and nine months ended September 30, 2019 and 2018.
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At September 30, 2019, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2019 and December 31, 2018 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$79	$79	$75	$75
Regulatory assets – workers’ compensation	$5	$5	$5	$5

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At September 30, 2019, the company had not accrued a liability for damages related to the incident.

Manhattan Steam Main Rupture
In July 2018, a CECONY steam main located on Fifth Avenue and 21st Street in Manhattan ruptured. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of buildings and streets for various periods. The NYSPSC has commenced an investigation. As of September 30, 2019, with respect to the incident, the company incurred estimated operating costs of $16 million for property damage, clean- up and other response costs and invested $10 million in capital and retirement costs. The company has notified its insurers of the incident and believes that the policies currently in force will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages to others in connection with the incident. The company is unable to estimate the amount or range of its possible loss related to the incident. At September 30, 2019, the company had not accrued a liability related to the incident.

Other Contingencies
For information about the PG&E bankruptcy, see "Long-Lived and Intangible Assets" in Note A and Note C. Also, for additional contingencies, see "Other Regulatory Matters" in Note B and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements totaled $1,954 million and $2,439 million at September 30, 2019 and December 31, 2018, respectively.

A summary, by type and term, of Con Edison’s total guarantees under these agreements at September 30, 2019 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$162	$411	$—	$573
Energy transactions	501	29	194	724
Renewable electric production projects	124	9	454	587
Other	70	—	—	70
Total	$857	$449	$648	$1,954

Con Edison Transmission — Con Edison has guaranteed payment by CET Electric of the contributions CET Electric agreed to make to New York Transco LLC (NY Transco). CET Electric owns a 45.7 percent interest in NY Transco. In April 2019, the New York Independent System Operator (NYISO) selected a transmission project that was jointly proposed by National Grid and NY Transco. The siting, construction and operation of the project will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. The NYISO indicated it will work with the developers to enter into agreements for the development and operation of the projects, including a schedule for entry into service by December 2023. Guarantee amount shown includes the maximum possible required amount of CET Electric’s contributions for this project as calculated based on the assumptions that the project is completed at 175 percent of its estimated costs and NY Transco does not use any debt financing for the project. Also included within the table above are guarantees for $25 million from Con Edison on behalf of CET Gas in relation to Mountain Valley Pipeline (MVP), LLC, a company developing a proposed gas transmission project in West Virginia and Virginia.
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

The Companies lease land, office buildings, equipment and access rights to support electric transmission facilities. Upon adoption of Topic 842, the Companies recognized lease right-of-use assets and lease liabilities on their consolidated balance sheets for virtually all of their leases (other than leases that meet the definition of a short-term lease, the expense for which was immaterial). A lease right-of-use asset represents a right to use an identifiable underlying asset and obtain substantially all of the economic benefits from the use of that asset for the lease term. A lease liability represents an obligation to make lease payments arising from the lease. Leases are classified as either operating leases or finance leases. Operating leases are included in operating lease right-of-use asset and operating lease liabilities on the Companies’ consolidated balance sheets. Finance leases are included in other noncurrent assets, other current liabilities and other noncurrent liabilities. The Utilities, as regulated entities, are permitted to continue to recognize expense for operating leases using the timing that conforms to the regulatory rate treatment as rental payments are recovered from our customers and to account the same way for finance leases. Lessor accounting is similar to the previous model, but updated to align with ASC Topic 606 “Revenue from Contracts with Customers."

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

Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2019 were as follows:

	For the Three Months Ended September 30, 2019
(Millions of Dollars)	Con Edison	CECONY
Operating lease cost	$21	$16
Operating lease cash flows	$10	$5

	For the Nine Months Ended September 30, 2019
(Millions of Dollars)	Con Edison	CECONY
Operating lease cost	$62	$48
Operating lease cash flows	$27	$13

As of September 30, 2019, assets recorded as finance leases for Con Edison and CECONY were $2 million and $1 million, respectively, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $5 million and $3 million, respectively. For the three and nine months ended September 30, 2019, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for lease obligations for Con Edison and CECONY were $2 million and $1 million, respectively, for the three months ended September 30, 2019 and $3 million and $2 million, respectively, for the nine months ended September 30, 2019.

Other information related to leases for Con Edison and CECONY at September 30, 2019 was as follows:

	Con Edison	CECONY
Weighted Average Remaining Lease Term:
Operating leases	18.9 years	14.3 years
Finance leases	11.2 years	2.3 years
Weighted Average Discount Rate:
Operating leases	4.3%	3.6%
Finance leases	3.8%	4.7%

Future minimum lease payments under non-cancellable leases at September 30, 2019 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending September 30,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2020	$74	$1	$58	$1
2021	73	—	57	—
2022	69	—	53	—
2023	69	—	53	—
2024	69	—	53	—
All years thereafter	966	1	550	—
Total future minimum lease payments	$1,320	$2	$824	$1
Less: imputed interest	(442)	—	(180)	—
Total	$878	$2	$644	$1
Reported as of September 30, 2019
Operating lease liabilities (current)	$59	$—	$49	$—
Operating lease liabilities (noncurrent)	819	—	595	—
Other current liabilities	—	1	—	1
Other noncurrent liabilities	—	1	—	—
Total	$878	$2	$644	$1

At September 30, 2019, the Companies do not have material obligations under operating or finance leases that have not yet commenced.

Disclosures related to the three and nine months ended September 30, 2019 are presented as required under Topic 842. Prior period disclosures for the year ended December 31, 2018 are presented under Topic 840. The Companies have elected to use a practical expedient provided by Topic 842 whereby comparative disclosures for prior periods are allowed to be presented under Topic 840. Prior period disclosures under Topic 840 have been provided on an annual basis. As a result, the disclosures presented under Topic 842 and Topic 840 will not be fully comparable in specific disclosure requirements or time period.

The future minimum lease commitments at December 31, 2018, accounted for under Topic 840, for the Companies’ operating lease agreements that are not cancellable by the Companies were as follows:

(Millions of Dollars)	Con Edison	CECONY
2019	$72	$56
2020	72	56
2021	71	54
2022	68	53
2023	68	53
All years thereafter	890	592
Total	$1,241	$864

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three and nine months ended September 30, 2019.

Note J – Income Tax
Con Edison’s income tax expense decreased to $116 million for the three months ended September 30, 2019 from $175 million for the three months ended September 30, 2018. The decrease in income tax expense is primarily due to lower income before income tax expense (excluding income attributable to noncontrolling interest (see Note N)), lower state income taxes, the absence of a $42 million re-measurement of deferred tax assets due to the TCJA associated with Con Edison’s 2017 federal net operating loss carryforward into 2018 recognized at the filing of its 2017 federal tax return, an increase in the amortization of excess deferred federal income taxes due to the TCJA and higher renewable energy credits and adjustments for prior period federal income tax returns primarily due to increased research and development credits at the Clean Energy Businesses, offset, in part, by an increase in uncertain tax positions at the Clean Energy Businesses.

CECONY’s income tax expense decreased to $119 million for the three months ended September 30, 2019 from $125 million for the three months ended September 30, 2018. The decrease in income tax expense is primarily due to lower income before income tax expense, lower state income taxes and an increase in the amortization of excess deferred federal income taxes due to the TCJA, offset, in part, by lower tax benefits in 2019 for plant-related flow through items and adjustments for the 2017 federal income tax return primarily due to increased non-deductible business expenses.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended September 30, 2019 and 2018 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2019	2018	2019	2018
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax	4	5	5	5
Other plant-related items	—	(1)	—	(1)
Renewable energy credits	(1)	(1)	—	—
TCJA deferred tax re-measurement	—	7	—	—
Reserve for uncertain tax positions	1	—	—	—
Amortization of excess deferred federal income taxes	(3)	(2)	(3)	(2)
Prior period return adjustments	(2)	—	—	—
Other	—	(1)	(1)	(1)
Effective tax rate	20%	28%	22%	22%

Con Edison’s income tax expense decreased to $243 million for the nine months ended September 30, 2019 from $330 million for the nine months ended September 30, 2018. The decrease in income tax expense is primarily due to lower income before income tax expense (excluding income attributable to noncontrolling interest (see Note N)), lower state income taxes, the absence of a $42 million re-measurement of deferred tax assets due to the TCJA associated with Con Edison’s 2017 federal net operating loss carryforward into 2018 recognized at the filing of its 2017 federal tax return, an increase in the amortization of excess deferred federal income taxes due to the TCJA, higher renewable energy credits and adjustments for prior period federal income tax returns primarily due to increased research and development credits at the Clean Energy Businesses, offset, in part, by an increase in uncertain tax positions at the Clean Energy Businesses.

CECONY’s income tax expense decreased to $271 million for the nine months ended September 30, 2019 from $274 million for the nine months ended September 30, 2018. The decrease in income tax expense is primarily due to lower state income taxes and an increase in the amortization of excess deferred federal income taxes due to the TCJA, offset, in part, by higher income before income tax expense and lower tax benefits in 2019 for plant-related flow through items and adjustments for the 2017 federal income tax returns primarily due to increased non-deductible business expenses.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the nine months ended September 30, 2019 and 2018 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2019	2018	2019	2018
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax	4	5	5	5
Cost of removal	1	1	1	1
Other plant-related items	—	(1)	(1)	(1)
Renewable energy credits	(2)	(1)	—	—
TCJA deferred tax re-measurement	—	3	—	—
Amortization of excess deferred federal income taxes	(4)	(3)	(3)	(3)
Other	(1)	(1)	(1)	(1)
Effective tax rate	19%	24%	22%	22%

CECONY and O&R deferred as regulatory liabilities their estimated net benefits under the TCJA for the nine months ended September 30, 2018. CECONY's net benefits prior to January 1, 2019 for its electric service and amortization of excess deferred federal income taxes for its electric service for the nine months ended September 30, 2019 continue to be deferred. RECO deferred as a regulatory liability its estimated net benefits under the TCJA for the three months ended March 31, 2018. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes the utilities collected from customers that will not need to be paid to the Internal Revenue Service under the TCJA. See “Other Regulatory Matters” in Note B.

Uncertain Tax Positions
At September 30, 2019, the estimated liability for uncertain tax positions for Con Edison was $15 million ($4 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $12 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is approximately $3 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $15 million ($14 million, net of federal taxes).
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three and nine months ended September 30, 2019, the Companies recognized an immaterial amount of interest expense and penalties for uncertain tax positions in their consolidated income statements. At September 30, 2019 and December 31, 2018, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018
CECONY
Electric	$2,544	$2,571	$4	$4	$266	$248	$803	$850
Gas	275	264	2	2	58	52	(24)	(34)
Steam	58	64	18	19	22	22	(56)	(52)
Consolidation adjustments	—	—	(24)	(25)	—	—	—	—
Total CECONY	$2,877	$2,899	$—	$—	$346	$322	$723	$764
O&R
Electric	$210	$212	$—	$—	$16	$14	$56	$52
Gas	31	34	—	—	6	5	(10)	(10)
Total O&R	$241	$246	$—	$—	$22	$19	$46	$42
Clean Energy Businesses	$247	$181	$—	$—	$53	$18	$100	$25
Con Edison Transmission	1	1	—	—	—	—	(1)	(2)
Other (a)	(1)	1	—	—	—	1	(1)	(3)
Total Con Edison	$3,365	$3,328	$—	$—	$421	$360	$867	$826
(a) Parent company and consolidation adjustments. Other does not represent a business segment.

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018
CECONY
Electric	$6,174	$6,107	$13	$12	$785	$732	$1,374	$1,421
Gas	1,605	1,540	6	6	168	152	414	369
Steam	469	474	52	56	67	65	37	60
Consolidation adjustments	—	—	(71)	(74)	—	—	—	—
Total CECONY	$8,248	$8,121	$—	$—	$1,020	$949	$1,825	$1,850
O&R
Electric	$493	$505	$—	$—	$46	$41	$88	$79
Gas	185	186	—	—	17	16	25	31
Total O&R	$678	$691	$—	$—	$63	$57	$113	$110
Clean Energy Businesses	696	573	—	—	169	55	183	59
Con Edison Transmission	3	3	—	—	1	1	(5)	(5)
Other (a)	(2)	—	—	—	—	(1)	(5)	(7)
Total Con Edison	$9,623	$9,388	$—	$—	$1,253	$1,061	$2,111	$2,007
(a) Parent company and consolidation adjustments. Other does not represent a business segment.

Note L – Derivative Instruments and Hedging Activities
The Utilities and the Clean Energy Businesses hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. These are economic hedges, for which the Utilities and the Clean Energy Business do not elect hedge accounting. The Clean Energy Businesses use interest rate swaps to manage the risks associated with interest rates related to outstanding and expected future debt issuances and borrowings. Derivatives are recognized on the consolidated balance sheet at fair value (see Note M), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules.

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

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at September 30, 2019 and December 31, 2018 were:

(Millions of Dollars)	2019				2018
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$51	$(8)	$43	(b)	$43	$(14)	$29	(b)
Noncurrent	7	(7)	—		16	(7)	9	(d)
Total fair value of derivative assets	$58	$(15)	$43		$59	$(21)	$38
Fair value of derivative liabilities
Current	$(89)	$17	$(72)	(c)	$(61)	$11	$(50)
Noncurrent	(156)	9	(147)	(c)	(25)	9	(16)	(d)
Total fair value of derivative liabilities	$(245)	$26	$(219)		$(86)	$20	$(66)
Net fair value derivative assets/(liabilities)	$(187)	$11	$(176)		$(27)	$(1)	$(28)
CECONY
Fair value of derivative assets
Current	$42	$(19)	$23	(b)	$25	$(6)	$19	(b)
Noncurrent	6	(6)	—		11	(5)	6
Total fair value of derivative assets	$48	$(25)	$23		$36	$(11)	$25
Fair value of derivative liabilities
Current	$(61)	$28	$(33)		$(31)	$6	$(25)
Noncurrent	(90)	8	(82)		(12)	6	(6)
Total fair value of derivative liabilities	$(151)	$36	$(115)		$(43)	$12	$(31)
Net fair value derivative assets/(liabilities)	$(103)	$11	$(92)		$(7)	$1	$(6)

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

(b)
At September 30, 2019 and December 31, 2018, margin deposits for Con Edison ($7 million) and CECONY ($6 million) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)
Includes amounts for interest rate swaps of $(7) million in current liabilities and $(57) million in noncurrent liabilities. At September 30, 2019, the Clean Energy Businesses had interest rate swaps with notional amounts of $934 million. The expiration dates of the swaps range from 2024-2041.

(d)
Includes amounts for interest rate swaps of $2 million in noncurrent assets and $(6) million in noncurrent liabilities. At December 31, 2018, the Clean Energy Business had interest rate swaps with notional amounts of $499 million. The expiration dates of the swaps range from 2024-2035.

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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2019 and 2018:

		For the Three Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2019	2018	2019	2018
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$15	$6	$15	$6
Noncurrent	Deferred derivative gains	—	—	—	2
Total deferred gains/(losses)		$15	$6	$15	$8
Current	Deferred derivative losses	$6	$25	$6	$25
Current	Recoverable energy costs	(35)	(4)	(32)	(6)
Noncurrent	Deferred derivative losses	18	15	16	14
Total deferred gains/(losses)		$(11)	$36	$(10)	$33
Net deferred gains/(losses)		$4	$42	$5	$41
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$1	$—	$—	$—
	Non-utility revenue	5	(7)	—	—
	Other operations and maintenance expense	(1)	—	(1)
	Other interest expense	(26)	—	—	—
Total pre-tax gains/(losses) recognized in income		$(21)	$(7)	$(1)	$—

		For the Nine Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2019	2018	2019	2018
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$3	$(11)	$3	$(10)
Noncurrent	Deferred derivative gains	(8)	5	(5)	4
Total deferred gains/(losses)		$(5)	$(6)	$(2)	$(6)
Current	Deferred derivative losses	$(32)	$21	$(28)	$23
Current	Recoverable energy costs	(94)	(13)	(82)	(14)
Noncurrent	Deferred derivative losses	(82)	23	(79)	21
Total deferred gains/(losses)		$(208)	$31	$(189)	$30
Net deferred gains/(losses)		$(213)	$25	$(191)	$24
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$(2)	$(1)	$—	$—
	Non-utility revenue	20	(7)	—	—
	Other interest expense	(60)	—	—	—
Total pre-tax gains/(losses) recognized in income		$(42)	$(8)	$—	$—

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at September 30, 2019:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	27,843,993	25,054	277,395,718	6,720,000
CECONY	25,361,275	16,800	260,350,000	6,720,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

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
At September 30, 2019, Con Edison and CECONY had $154 million and $6 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $58 million with independent system operators, $50 million with non-investment grade/non-rated counterparties, $35 million with investment-grade counterparties and $11 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $6 million with commodity exchange brokers and an immaterial amount with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at September 30, 2019:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$112		$95
Collateral posted	26		20
Additional collateral (b) (downgrade one level from current ratings)	18		14
Additional collateral (b) (downgrade to below investment grade from current ratings)	123	(c)	92	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post an immaterial amount of additional collateral at September 30, 2019. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At September 30, 2019, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $26 million.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are summarized below.

	2019					2018
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$4	$33	$2	$11	$50	$6	$36	$7	$(6)	$43
Interest rate swaps (a)(b)(c)	—	—	—	—	—	—	2	—	—	2
Other (a)(b)(d)	330	123	—	—	453	287	114	—	—	401
Total assets	$334	$156	$2	$11	$503	$293	$152	$7	$(6)	$446
Derivative liabilities:
Commodity (a)(b)(c)	$18	$98	$46	$(7)	$155	$8	$43	$20	$(11)	$60
Interest rate swaps (a)(b)(c)	—	64	—	—	64	—	6	—	—	6
Total liabilities	$18	$162	$46	$(7)	$219	$8	$49	$20	$(11)	$66
CECONY
Derivative assets:
Commodity (a)(b)(c)	$3	$25	$1	$—	$29	$3	$28	$1	$(1)	$31
Other (a)(b)(d)	310	117	—	—	427	267	109	—	—	376
Total assets	$313	$142	$1	$—	$456	$270	$137	$1	$(1)	$407
Derivative liabilities:
Commodity (a)(b)(c)	$15	$87	$32	$(19)	$115	$5	$30	$3	$(6)	$32

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had no transfers between levels 1, 2, and 3 during the nine months ended September 30, 2019.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2019 and December 31, 2018, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

	Fair Value of Level 3 at September 30, 2019	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(26)	Discounted Cash Flow	Forward energy prices (a)	$16.20-$71.77 per MWh
	(18)	Discounted Cash Flow	Forward capacity prices (a)	$0.45-$7.75 per kW-month
Natural Gas	(1)	Discounted Cash Flow	Forward natural gas prices (a)	$0.97-$2.43 per Dt
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(1.00)-$7.03 per MWh
Total Con Edison—Commodity	$(44)
CECONY – Commodity
Electricity	$(24)	Discounted Cash Flow	Forward energy prices (a)	$23.40-$71.77 per MWh
	(8)	Discounted Cash Flow	Forward capacity prices (a)	$0.45-$7.75 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.35-$4.11 per MWh
Total CECONY—Commodity	$(31)

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2019 and 2018 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Beginning balance as of July 1,	$(46)	$(4)	$(30)	$—
Included in earnings	4	4	1	2
Included in regulatory assets and liabilities	(1)	(4)	(1)	—
Settlements	(1)	(6)	(1)	(2)
Ending balance as of September 30,	$(44)	$(10)	$(31)	$—

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Beginning balance as of January 1,	$(13)	$1	$(2)	$4
Included in earnings	(2)	4	1	4
Included in regulatory assets and liabilities	(32)	(7)	(29)	(5)
Settlements	3	(9)	(1)	(4)
Transfer out of level 3	—	1	—	1
Ending balance as of September 30,	$(44)	$(10)	$(31)	$—

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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($3 million gain and $1 million loss) and purchased power costs (immaterial for both periods) on the consolidated income statement for the three months ended September 30, 2019 and 2018, respectively. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($2 million gain and $4 million loss) and purchased power costs (immaterial for both periods) on the consolidated income statement for the nine months ended September 30, 2019 and 2018, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at September 30, 2019 and 2018 is included in non-utility revenues ($3 million gain and $1 million loss) and purchased power costs (immaterial for both periods) on the consolidated income statement for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the change in fair value relating to Level 3 commodity derivatives assets and liabilities is included in non-utility revenues ($2 million gain and $5 million loss) and purchased power costs (immaterial for both periods), respectively, on the consolidated income statement.

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

Con Edison Development
In September 2019, Con Edison Development, which previously owned an 80 percent membership interest in OCI Solar San Antonio 4 LLC (Texas Solar 4), acquired the remaining 20 percent interest. Texas Solar 4 is a consolidated entity. Prior to the acquisition, Con Edison had a variable interest in Texas Solar 4, as to which Con Edison was the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 was held by a Con Edison Development subsidiary. Texas Solar 4 owns a project company that developed a 40 MW (AC) solar electric production project. Electricity generated by the project is sold pursuant to a long-term power purchase agreement. Con Edison's losses from Texas Solar 4 for the three and nine months ended September 30, 2019 and 2018 were immaterial.

In December 2018, a Con Edison Development subsidiary completed its acquisition of Sempra Solar Holdings, LLC. Included in the acquisition were certain operating projects (Tax Equity Projects) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects are consolidated entities in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects is held by Con Edison Development subsidiaries. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements. For the three months ended September 30, 2019, the hypothetical liquidation at book value (HLBV) method of accounting for the Tax Equity Projects resulted in $30 million of income ($23 million, after tax) for the tax equity investor and a $13 million loss ($10 million, after tax) for Con Edison. For the nine months ended September 30, 2019, the HLBV method of accounting for the Tax Equity Projects resulted in $79 million of income ($60 million, after-tax) for the tax equity investor and a $47 million loss ($36 million, after-tax) for Con Edison.

At September 30, 2019 and December 31, 2018, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)		Texas Solar 4 (c)(f)
(Millions of Dollars)	2019	2018	2019	2018	2018
Restricted cash	$—	$—	$—	$—	$4
Non-utility property, less accumulated depreciation (g)(h)	295	313	465	492	98
Other assets	47	18	131	97	9
Total assets (a)	$342	$331	$596	$589	$111
Long-term debt due within one year	$—	$—	$—	$—	$2
Other liabilities	19	17	22	33	26
Long-term debt	—	—	—	—	56
Total liabilities (b)	$19	$17	$22	$33	$84

(a)	The assets of the Tax Equity Projects represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.

(b)	The liabilities of the Tax Equity Projects represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.

(c)	Con Edison did not provide any financial or other support during the year that was not previously contractually required.

(d)
Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $57 million and $33 million at September 30, 2019 and December 31, 2018, respectively.

(e)
Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $115 million and $71 million at September 30, 2019 and December 31, 2018, respectively.

(f)	Noncontrolling interest of the third party was $7 million at December 31, 2018.

(g)	Non-utility property is reduced by accumulated depreciation of $7 million for Great Valley Solar and $10 million for Copper Mountain - Mesquite Solar at September 30, 2019.

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2018 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019 (File Nos. 1-14514 and 1-1217).

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

Con Edison’s principal business operations are those of CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The Clean Energy Businesses develop, own and operate renewable and energy infrastructure projects and provide energy-

related products and services to wholesale and retail customers. Con Edison Transmission invests in electric transmission facilities and gas pipeline and storage facilities.

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

During the summer of 2019, electric peak demand in CECONY's service area was 12,389 MW (which occurred on July 17, 2019). At design conditions, electric peak demand in the company's service area would have been approximately 13,222 MW in 2019 compared to the company's forecast of 13,270 MW. The company decreased its five-year forecast of average annual change in electric peak demand in its service area at design conditions from approximately 0.1 percent (for 2019 to 2023) to approximately (0.1) percent (for 2020 to 2024).

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

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 20,445 MMlb of steam annually to approximately 1,591 customers in parts of Manhattan.

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

During the summer of 2019, electric peak demand in O&R's service area was 1,446 MW (which occurred on July 21, 2019). At design conditions, electric peak demand in the company's service area would have been approximately 1,543 MW in 2019 compared to the company's forecast of 1,585 MW. The company increased its five-year forecast of average annual change in electric peak demand in its service area at design conditions from approximately (0.3) percent (for 2019 to 2023) to approximately (0.2) percent (for 2020 to 2024).

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

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended September 30, 2019				For the Nine Months Ended September 30, 2019				At September 30, 2019
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,877	86%	$414	88%	$8,248	86%	$978	93%	$44,808	80%
O&R	241	7	25	5	678	7	60	6	2,935	5
Total Utilities	3,118	93	439	93	8,926	93	1,038	99	47,743	85
Clean Energy Businesses (a)	247	7	22	5	696	7	(19)	(2)	6,376	12
Con Edison Transmission	1	—	14	2	3	—	38	4	1,559	3
Other (b)	(1)	—	(2)	—	(2)	—	(9)	(1)	262	—
Total Con Edison	$3,365	100%	$473	100%	$9,623	100%	$1,048	100%	$55,940	100%

(a)
Net income for common stock from the Clean Energy Businesses for the three and nine months ended September 30, 2019 includes $(17) million and $(41) million, respectively, of net after-tax mark-to-market losses and reflects $23 million (after-tax) and $60 million (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note N to the Third Quarter Financial Statements.

(b)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income for common stock and earnings per share for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$414	$431	$1.25	$1.38	$978	$969	$2.99	$3.12
O&R	25	21	0.07	0.07	60	52	0.18	0.17
Clean Energy Businesses (a)	22	27	0.07	0.10	(19)	58	(0.06)	0.19
Con Edison Transmission	14	13	0.04	0.04	38	35	0.11	0.11
Other (b)	(2)	(57)	(0.01)	(0.19)	(9)	(63)	(0.02)	(0.21)
Con Edison (c)	$473	$435	$1.42	$1.40	$1,048	$1,051	$3.20	$3.38

(a)
Net income for common stock from the Clean Energy Businesses for the three and nine months ended September 30, 2019 includes $(17) million or $(0.05) a share and $(41) million or $(0.13) a share, respectively, of net after-tax mark-to-market losses and reflects $23 million or $0.07 a share (after-tax) and $60 million or $0.18 a share (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note N to the Third Quarter Financial Statements. Net income for common stock from the Clean Energy Businesses for the three and nine months ended September 30, 2018 includes $(2) million or $0.00 a share and $(3) million or $(0.01) a share, respectively, of net after-tax mark-to-market losses.

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

(c)
Earnings per share on a diluted basis were $1.42 a share and $1.39 a share for the three months ended September 30, 2019 and 2018, respectively, and $3.19 a share and $3.37 a share for the nine months ended September 30, 2019 and 2018, respectively.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and nine months ended September 30, 2019 as compared with the 2018 periods.

Variation for the Three Months Ended September 30, 2019 vs. 2018
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.11	$35
Reflects higher electric and gas net base revenues of $0.19 a share and $0.01 a share, respectively, due primarily to electric and gas base rates increases in January 2019 under the company's rate plans.

Weather impact on steam revenues	—	(1)
Operations and maintenance expenses	(0.11)	(34)	Reflects higher costs for pension and other postretirement benefits of $(0.04) a share, stock-based compensation of $(0.03) a share and uncollectibles of $(0.02) a share.
Depreciation, property taxes and other tax matters	(0.10)	(31)
Reflects higher property taxes of $(0.06) a share and higher depreciation and amortization expense of $(0.06) a share, offset, in part, by the reduction in the sales and use tax reserve upon conclusion of the audit assessment of $0.02 a share.

Other	(0.03)	14
Reflects primarily the dilutive effect of Con Edison's stock issuances of $(0.09) a share, offset, in part, by lower costs associated with components of pension and other postretirement benefits other than service cost of $0.05 a share.

Total CECONY	(0.13)	(17)
O&R (a)
Changes in rate plans	0.03	11	Reflects primarily an electric base rate increase under the company's new rate plan, effective January 1, 2019.
Operations and maintenance expenses	—	(1)
Depreciation, property taxes and other tax matters	(0.01)	(2)	Reflects higher depreciation and amortization expense.
Other	(0.02)	(4)	Reflects primarily the dilutive effect of Con Edison's stock issuances of $(0.01) a share.
Total O&R	—	4
Clean Energy Businesses
Operating revenues less energy costs	0.27	85
Reflects primarily higher revenues from renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including the consolidation of certain jointly-owned projects that were previously accounted for as equity investments of $0.30 a share, and lower gas purchased for resale due to lower purchased volume of $0.12 a share, offset, in part, by lower wholesale revenues of $(0.13) a share.

Operations and maintenance expenses	(0.01)	(2)
Reflects higher costs associated with additional renewable electric production projects in operation resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC. of $(0.03) a share, offset, in part, by lower energy services costs of $0.02 a share.

Depreciation and amortization	(0.08)	(26)	Reflects an increase in renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC.
Net interest expense	(0.12)	(35)	Reflects primarily an increase in debt resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC.
HLBV effects	(0.07)	(23)
Other	(0.02)	(4)
Reflects primarily the absence in 2019 of equity income from certain jointly-owned projects that were accounted for as equity investments in 2018 but consolidated after the December 2018 acquisition of Sempra Solar Holdings, LLC.

Total Clean Energy Businesses	(0.03)	(5)
Con Edison Transmission	—	1	Reflects income from equity investments.
Other, including parent company expenses	0.18	55
Total Reported (GAAP basis)	$0.02	$38

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

Variation for the Nine Months Ended September 30, 2019 vs. 2018
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.59	$185
Reflects higher electric and gas net base revenues of $0.42 a share and $0.12 a share, respectively, due primarily to electric and gas base rates increases in January 2019 under the company's rate plans and growth in the number of gas customers of $0.02 a share.

Weather impact on steam revenues	(0.05)	(15)	Reflects the impact of warmer winter weather in 2019.
Operations and maintenance expenses	(0.23)	(71)
Reflects higher costs for pension and other postretirement benefits of $(0.11) a share, stock-based compensation of $(0.07) a share and regulatory assessments and fees that are collected in revenues from customers of $(0.05) a share.

Depreciation, property taxes and other tax matters	(0.38)	(121)
Reflects higher property taxes of $(0.19) a share, higher depreciation and amortization expense of $(0.17) a share and the absence of New York State sales and use tax refunds received in 2018 of $(0.04) a share; offset, in part, by the reduction in the sales and use tax reserve upon conclusion of the audit assessment of $0.02 a share.

Other	(0.06)	31
Reflects primarily the dilutive effect of Con Edison's stock issuances of $(0.16) a share and higher interest expense on long-term debt of $(0.09) a share, offset, in part, by lower costs associated with components of pension and other postretirement benefits other than service cost of $0.14 a share.

Total CECONY	(0.13)	9
O&R (a)
Changes in rate plans	0.03	10	Reflects an electric base rate increase of $0.05 a share, offset, in part, by a gas base rate decrease of $(0.02) a share under the company's new rate plans, effective January 1, 2019.
Operations and maintenance expenses	0.02	6	Reflects primarily a reduction of a regulatory asset associated with certain site investigation and environmental remediation costs in 2018.
Depreciation, property taxes and other tax matters	(0.02)	(5)	Reflects higher depreciation and amortization expense.
Other	(0.02)	(3)	Reflects primarily the dilutive effect of Con Edison's stock issuances of $(0.01) a share.
Total O&R	0.01	8
Clean Energy Businesses
Operating revenues less energy costs	0.44	137
Reflects primarily higher revenues from renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including the consolidation of certain jointly-owned projects that were previously accounted for as equity investments of $0.68 a share, offset, in part, by lower engineering, procurement and construction services revenues of $(0.22) a share.

Operations and maintenance expenses	0.14	43
Reflects primarily lower engineering, procurement and construction costs of $0.20 a share and lower energy services costs of $0.02 a share, offset, in part, by higher costs associated with additional renewable electric production projects in operation resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC. of $(0.08) a share.

Depreciation and amortization	(0.27)	(84)	Reflects an increase in renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC.
Net interest expense	(0.31)	(96)	Reflects primarily an increase in debt resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC.
HLBV effects	(0.18)	(60)
Other	(0.07)	(17)
Reflects primarily the absence in 2019 of equity income from certain jointly-owned projects that were accounted for as equity investments in 2018 but consolidated after the December 2018 acquisition of Sempra Solar Holdings, LLC.

Total Clean Energy Businesses	(0.25)	(77)
Con Edison Transmission	—	3	Reflects income from equity investments.
Other, including parent company expenses	0.19	54
Total Reported (GAAP basis)	$(0.18)	$(3)

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

The Companies’ other operations and maintenance expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2019	2018	2019	2018
CECONY
Operations	$414	$393	$1,190	$1,186
Pensions and other postretirement benefits	34	18	100	53
Health care and other benefits	46	46	126	132
Regulatory fees and assessments (a)	134	132	356	335
Other	84	77	250	220
Total CECONY	712	666	2,022	1,926
O&R	81	80	225	234
Clean Energy Businesses (b)	53	50	168	226
Con Edison Transmission	2	3	7	7
Other (c)	(1)	(2)	—	(4)
Total other operations and maintenance expenses	$847	$797	$2,422	$2,389

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	The decrease in operations and maintenance for the nine months ended September 30, 2019 compared with the 2018 period is due primarily to lower engineering, procurement and construction costs.

(c)	Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2019 and 2018 follows. For additional business segment financial information, see Note K to the Third Quarter Financial Statements.

The Companies’ results of operations for the three months ended September 30, 2019 and 2018 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues	$2,877	$2,899	$241	$246	$247	$181	$1	$1	$(1)	$1	$3,365	$3,328
Purchased power	423	472	61	73	—	—	—	—	(1)	—	483	545
Fuel	31	39	—	—	—	—	—	—	—	—	31	39
Gas purchased for resale	52	66	10	12	36	85	—	—	—	1	98	164
Other operations and maintenance	712	666	81	80	53	50	2	3	(1)	(2)	847	797
Depreciation and amortization	346	322	22	19	53	18	—	—	—	1	421	360
Taxes, other than income taxes	590	570	21	20	5	3	—	—	2	4	618	597
Operating income	723	764	46	42	100	25	(1)	(2)	(1)	(3)	867	826
Other income less deductions	(9)	(33)	(3)	(5)	1	18	27	24	(2)	(15)	14	(11)
Net interest expense	181	175	10	10	61	13	7	5	3	2	262	205
Income before income tax expense	533	556	33	27	40	30	19	17	(6)	(20)	619	610
Income tax expense	119	125	8	6	(12)	3	5	4	(4)	37	116	175
Net income	$414	$431	$25	$21	$52	$27	$14	$13	$(2)	$(57)	$503	$435
Income attributable to non-controlling interest	—	—	—	—	30	—	—	—	—	—	30	—
Net income for common stock	$414	$431	$25	$21	$22	$27	$14	$13	$(2)	$(57)	$473	$435

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended September 30, 2019				For the Three Months Ended September 30, 2018
(Millions of Dollars)	Electric	Gas	Steam	2019 Total	Electric	Gas	Steam	2018 Total	2019-2018 Variation
Operating revenues	$2,544	$275	$58	$2,877	$2,571	$264	$64	$2,899	$(22)
Purchased power	418	—	5	423	465	—	7	472	(49)
Fuel	27	—	4	31	34	—	5	39	(8)
Gas purchased for resale	—	52	—	52	—	66	—	66	(14)
Other operations and maintenance	565	102	45	712	518	101	47	666	46
Depreciation and amortization	266	58	22	346	248	52	22	322	24
Taxes, other than income taxes	465	87	38	590	456	79	35	570	20
Operating income	$803	$(24)	$(56)	$723	$850	$(34)	$(52)	$764	$(41)

Electric
CECONY’s results of electric operations for the three months ended September 30, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	Variation
Operating revenues	$2,544	$2,571	$(27)
Purchased power	418	465	(47)
Fuel	27	34	(7)
Other operations and maintenance	565	518	47
Depreciation and amortization	266	248	18
Taxes, other than income taxes	465	456	9
Electric operating income	$803	$850	$(47)

CECONY’s electric sales and deliveries for the three months ended September 30, 2019 compared with the 2018 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2019	September 30, 2018	Variation	Percent Variation		September 30, 2019	September 30, 2018	Variation	Percent Variation
Residential/Religious (b)	3,687	3,777	(90)	(2.4)%		$923	$988	$(65)	(6.6)%
Commercial/Industrial	2,831	2,706	125	4.6		557	542	15	2.8
Retail choice customers	7,339	7,756	(417)	(5.4)		854	910	(56)	(6.2)
NYPA, Municipal Agency and other sales	2,756	2,758	(2)	(0.1)		219	225	(6)	(2.7)
Other operating revenues (c)	—	—	—	—		(9)	(94)	85	(90.4)
Total	16,613	16,997	(384)	(2.3)%	(d)	$2,544	$2,571	$(27)	(1.1)%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.7 percent in the three months ended September 30, 2019 compared with the 2018 period.

Operating revenues decreased $27 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to lower purchased power expenses ($47 million) and fuel expenses ($7 million), offset, in part, by an increase in revenues from the rate plan ($21 million).

Purchased power expenses decreased $47 million in the three months ended September 30, 2019 compared with the 2018 period due to lower unit costs ($82 million), offset, in part, by higher purchased volumes ($35 million).

Fuel expenses decreased $7 million in the three months ended September 30, 2019 compared with the 2018 period due to lower unit costs ($8 million), offset, in part, by higher purchased volumes from the company's electric generating facilities ($1 million).

Other operations and maintenance expenses increased $47 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher costs for pension and other postretirement benefits ($18 million), stock-based compensation ($9 million), reserve for uncollectibles ($6 million) and municipal infrastructure support ($3 million).

Depreciation and amortization increased $18 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $9 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher property taxes ($19 million) and payroll taxes ($2 million), offset, in part, by the reduction in the sales and use tax reserve upon conclusion of the audit assessment ($5 million), higher deferral of under-collected property taxes ($4 million) and lower state and local taxes ($2 million).

Gas
CECONY’s results of gas operations for the three months ended September 30, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	Variation
Operating revenues	$275	$264	$11
Gas purchased for resale	52	66	(14)
Other operations and maintenance	102	101	1
Depreciation and amortization	58	52	6
Taxes, other than income taxes	87	79	8
Gas operating income	$(24)	$(34)	$10

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2019 compared with the 2018 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2019	September 30, 2018	Variation	Percent Variation		September 30, 2019	September 30, 2018	Variation	Percent Variation
Residential	4,032	4,469	(437)	(9.8)%		$103	$118	$(15)	(12.7)%
General	4,097	4,191	(94)	(2.2)		45	54	(9)	(16.7)
Firm transportation	9,071	9,211	(140)	(1.5)		71	71	—	—
Total firm sales and transportation	17,200	17,871	(671)	(3.8)	(b)	219	243	(24)	(9.9)
Interruptible sales (c)	1,974	1,481	493	33.3		6	6	—	—
NYPA	12,329	12,815	(486)	(3.8)		1	1	—	—
Generation plants	19,558	29,128	(9,570)	(32.9)		7	9	(2)	(22.2)
Other	4,604	3,953	651	16.5		6	6	—	—
Other operating revenues (d)	—	—	—	—		36	(1)	37	Large
Total	55,665	65,248	(9,583)	(14.7)%		$275	$264	$11	4.2%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 12.1 percent in the three months ended September 30, 2019 compared with the 2018 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 1,064 thousands and 681 thousands of Dt for the 2019 and 2018 periods, respectively, which are also reflected in firm transportation and other.

(d)
Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $11 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to an increase in revenues from the rate plan ($28 million), offset, in part, by lower gas purchased for resale expense ($14 million).

Gas purchased for resale decreased $14 million in the three months ended September 30, 2019 compared with the 2018 period due to lower unit costs ($11 million) and purchased volumes ($3 million).

Other operations and maintenance expenses increased $1 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher stock-based compensation ($2 million) and municipal infrastructure support costs ($2 million), offset, in part, by surcharges for assessments and fees that are collected in revenues from customers ($3 million).

Depreciation and amortization increased $6 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $8 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher property taxes ($7 million) and lower deferral of under-collected property taxes ($2 million), offset, in part, by the reduction in the sales and use tax reserve upon conclusion of the audit assessment ($1 million).

Steam
CECONY’s results of steam operations for the three months ended September 30, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	Variation
Operating revenues	$58	$64	$(6)
Purchased power	5	7	(2)
Fuel	4	5	(1)
Other operations and maintenance	45	47	(2)
Depreciation and amortization	22	22	—
Taxes, other than income taxes	38	35	3
Steam operating income	$(56)	$(52)	$(4)

CECONY’s steam sales and deliveries for the three months ended September 30, 2019 compared with the 2018 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2019	September 30, 2018	Variation	Percent Variation		September 30, 2019	September 30, 2018	Variation	Percent Variation
General	6	12	(6)	(50.0)%		$2	$2	$—	—%
Apartment house	722	781	(59)	(7.6)		13	16	(3)	(18.8)
Annual power	2,443	2,711	(268)	(9.9)		36	45	(9)	(20.0)
Other operating revenues (a)	—	—	—	—		7	1	6	Large
Total	3,171	3,504	(333)	(9.5)%	(b)	$58	$64	$(6)	(9.4)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 7.0 percent in the three months ended September 30, 2019 compared with the 2018 period.

Operating revenues decreased $6 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to a higher reserve related to steam earnings sharing ($4 million), lower purchased power expenses ($2 million) and fuel expenses ($1 million).

Purchased power decreased $2 million in the three months ended September 30, 2019 compared with the 2018 period due to lower unit costs ($1 million) and purchased volumes ($1 million).

Fuel expenses decreased $1 million in the three months ended September 30, 2019 compared with the 2018 period due to lower unit costs.

Other operations and maintenance expenses decreased $2 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to the absence of property damage, clean-up and other response costs related to a steam main rupture in 2018 ($9 million), offset, in part, by higher municipal infrastructure support costs ($3 million), costs for pension and other postretirement benefits ($2 million) and stock-based compensation ($1 million).

Taxes, other than income taxes increased $3 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher property taxes.

Other Income (Deductions)
Other income (deductions) increased $24 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to lower costs associated with components of pension and other postretirement benefits other than service cost.

Net Interest Expense
Net interest expense increased $6 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to an increase in interest accrued on the TCJA related regulatory liability.

Income Tax Expense
Income taxes decreased $6 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to lower income before income tax expense ($5 million), lower state income taxes ($1 million) and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($4 million), offset, in part, by lower tax benefits in 2019 for plant-related flow through items ($2 million) and higher non-deductible business expenses in the 2018 federal tax return due to the TCJA ($3 million). CECONY deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA and continued to defer its estimated net benefits in 2019 for only its electric service. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements.

O&R

	For the Three Months Ended September 30, 2019			For the Three Months Ended September 30, 2018
(Millions of Dollars)	Electric	Gas	2019 Total	Electric	Gas	2018 Total	2019-2018 Variation
Operating revenues	$210	$31	$241	$212	$34	$246	$(5)
Purchased power	61	—	61	73	—	73	(12)
Gas purchased for resale	—	10	10	—	12	12	(2)
Other operations and maintenance	63	18	81	60	20	80	1
Depreciation and amortization	16	6	22	14	5	19	3
Taxes, other than income taxes	14	7	21	13	7	20	1
Operating income	$56	$(10)	$46	$52	$(10)	$42	$4

Electric
O&R’s results of electric operations for the three months ended September 30, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	Variation
Operating revenues	$210	$212	$(2)
Purchased power	61	73	(12)
Other operations and maintenance	63	60	3
Depreciation and amortization	16	14	2
Taxes, other than income taxes	14	13	1
Electric operating income	$56	$52	$4

O&R’s electric sales and deliveries for the three months ended September 30, 2019 compared with the 2018 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2019	September 30, 2018	Variation	Percent Variation		September 30, 2019	September 30, 2018	Variation	Percent Variation
Residential/Religious (b)	586	595	(9)	(1.5)%		$106	$115	$(9)	(7.8)%
Commercial/Industrial	235	219	16	7.3		36	34	2	5.9
Retail choice customers	796	864	(68)	(7.9)		62	67	(5)	(7.5)
Public authorities	30	32	(2)	(6.3)		2	4	(2)	(50.0)
Other operating revenues (c)	—	—	—	—		4	(8)	12	Large
Total	1,647	1,710	(63)	(3.7)%	(d)	$210	$212	$(2)	(0.9)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 0.8 percent in the three months ended September 30, 2019 compared with the 2018 period.

Operating revenues decreased $2 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to lower purchased power expenses ($12 million), offset, in part, by higher revenues from the New York electric rate plan ($16 million).

Purchased power expenses decreased $12 million in the three months ended September 30, 2019 compared with the 2018 period due to lower unit costs ($11 million) and purchased volumes ($1 million).

Other operations and maintenance expenses increased $3 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to the deferral as a regulatory asset of costs for storm preparation in 2018 ($5 million), higher storm-related costs ($1 million), higher uncollectible accounts ($1 million), and higher stock-based compensation ($1 million), offset, in part, by the reduction of a regulatory asset associated with certain site investigation and remediation costs in 2018 ($6 million).

Depreciation and amortization increased $2 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $1 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher property taxes.

Gas
O&R’s results of gas operations for the three months ended September 30, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	Variation
Operating revenues	$31	$34	$(3)
Gas purchased for resale	10	12	(2)
Other operations and maintenance	18	20	(2)
Depreciation and amortization	6	5	1
Taxes, other than income taxes	7	7	—
Gas operating income	$(10)	$(10)	$—

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2019 compared with the 2018 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2019	September 30, 2018	Variation	Percent Variation		September 30, 2019	September 30, 2018	Variation	Percent Variation
Residential	621	605	16	2.6%		$11	$13	$(2)	(15.4)%
General	161	202	(41)	(20.3)		1	3	(2)	(66.7)
Firm transportation	851	795	56	7.0		6	8	(2)	(25.0)
Total firm sales and transportation	1,633	1,602	31	1.9	(b)	18	24	(6)	(25.0)
Interruptible sales	798	772	26	3.4		1	1	—	—
Generation plants	6	1	5	Large		—	—	—	—
Other	74	62	12	19.4		1	—	1	—
Other gas revenues	—	—	—	—		11	9	2	22.2
Total	2,511	2,437	74	3.0%		$31	$34	$(3)	(8.8)%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 5.2 percent in the three months ended September 30, 2019 compared with the 2018 period.

Operating revenues decreased $3 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to lower gas purchased for resale ($2 million) and lower revenues from the New York gas rate plan ($1 million).

Gas purchased for resale decreased $2 million in the three months ended September 30, 2019 compared with the 2018 period due to lower purchased volumes ($1 million) and unit costs ($1 million).

Other operations and maintenance expenses decreased $2 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to the reduction of a regulatory asset associated with certain site investigation and remediation costs in 2018.

Depreciation and amortization increased $1 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher gas utility plant balances.

Income Tax Expense
Income taxes increased $2 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher income before income tax expense ($2 million). O&R deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended September 30, 2019 compared with the 2018 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	Variation
Operating revenues	$247	$181	$66
Gas purchased for resale	36	85	(49)
Other operations and maintenance	53	50	3
Depreciation and amortization	53	18	35
Taxes, other than income taxes	5	3	2
Operating income	$100	$25	$75

Operating revenues increased $66 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher renewable electric production project revenues resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including the consolidation of certain jointly-owned projects that were previously accounted for as equity method investments ($126 million). Wholesale revenues decreased ($55 million) due to lower sales volumes, energy services revenues decreased ($12 million) and net mark-to-market values increased ($7 million).

Gas purchased for resale decreased $49 million in the three months ended September 30, 2019 compared with the 2018 period due to lower purchased volumes.

Other operations and maintenance expenses increased $3 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher costs associated with additional renewable electric production projects in operation resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC ($12 million), offset, in part, by lower energy services costs ($9 million).

Depreciation and amortization increased $35 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to an increase in renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC (including the consolidation of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments).
Taxes, other than income taxes increased $2 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher property taxes.
Other Income (Deductions)
Other income (deductions) decreased $17 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to the absence in 2019 of equity income from certain jointly-owned projects that were accounted for as equity investments in 2018 but consolidated after the December 2018 acquisition of Sempra Solar Holdings, LLC.

Net Interest Expense
Net interest expense increased $48 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to an increase in debt resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including $825 million that was borrowed to fund a portion of the purchase price, $576 million of Sempra Solar Holdings, LLC subsidiaries' project debt that was outstanding at the time of the acquisition and the consolidation of $506 million of project debt of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments.

Income Tax Expense
Income taxes decreased $15 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to lower income before income tax expense (excluding income attributable to non-controlling interest) ($4 million), higher renewable energy credits ($3 million), lower state income taxes ($1 million) and adjustments for prior period federal income tax returns primarily due to increased research and development credits ($14 million), offset, in part, by an increase in uncertain tax positions ($7 million).

Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $30 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to the income attributable in the 2019 period to a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note N to the Third Quarter Financial Statements.

Con Edison Transmission
Income Tax Expense
Income taxes increased $1 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to higher income before income tax expense.

Other
Income Tax Expense
Income taxes decreased $41 million in the three months ended September 30, 2019 compared with the 2018 period due primarily to the absence of the TCJA re-measurement of deferred tax assets with Con Edison’s 2017 federal net operating loss carryforward into 2018 ($42 million), offset, in part, by higher state income taxes ($1 million).

The Companies’ results of operations for the nine months ended September 30, 2019 and 2018 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues	$8,248	$8,121	$678	$691	$696	$573	$3	$3	$(2)	$—	$9,623	$9,388
Purchased power	1,058	1,117	146	167	—	2	—	—	(1)	1	1,203	1,287
Fuel	163	201	—	—	—	—	—	—	—	—	163	201
Gas purchased for resale	445	457	68	60	159	219	—	—	(1)	—	671	736
Other operations and maintenance	2,022	1,926	225	234	168	226	7	7	—	(4)	2,422	2,389
Depreciation and amortization	1,020	949	63	57	169	55	1	1	—	(1)	1,253	1,061
Taxes, other than income taxes	1,715	1,621	63	63	17	12	—	—	5	11	1,800	1,707
Operating income	1,825	1,850	113	110	183	59	(5)	(5)	(5)	(7)	2,111	2,007
Other income less deductions	(31)	(99)	(8)	(15)	3	34	76	67	(9)	(16)	31	(29)
Net interest expense	545	508	30	29	170	39	18	14	9	7	772	597
Income before income tax expense	1,249	1,243	75	66	16	54	53	48	(23)	(30)	1,370	1,381
Income tax expense	271	274	15	14	(44)	(4)	15	13	(14)	33	243	330
Net income	$978	$969	$60	$52	$60	$58	$38	$35	$(9)	$(63)	$1,127	$1,051
Income attributable to non-controlling interest	—	—	—	—	79	—	—	—	—	—	79	—
Net income for common stock	$978	$969	$60	$52	$(19)	$58	$38	$35	$(9)	$(63)	$1,048	$1,051

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Nine Months Ended September 30, 2019				For the Nine Months Ended September 30, 2018
(Millions of Dollars)	Electric	Gas	Steam	2019 Total	Electric	Gas	Steam	2018 Total	2019-2018 Variation
Operating revenues	$6,174	$1,605	$469	$8,248	$6,107	$1,540	$474	$8,121	$127
Purchased power	1,033	—	25	1,058	1,091	—	26	1,117	(59)
Fuel	74	—	89	163	118	—	83	201	(38)
Gas purchased for resale	—	445	—	445	—	457	—	457	(12)
Other operations and maintenance	1,582	306	134	2,022	1,480	315	131	1,926	96
Depreciation and amortization	785	168	67	1,020	732	152	65	949	71
Taxes, other than income taxes	1,326	272	117	1,715	1,265	247	109	1,621	94
Operating income	$1,374	$414	$37	$1,825	$1,421	$369	$60	$1,850	$(25)

Electric
CECONY’s results of electric operations for the nine months ended September 30, 2019 compared with the 2018 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	Variation
Operating revenues	$6,174	$6,107	$67
Purchased power	1,033	1,091	(58)
Fuel	74	118	(44)
Other operations and maintenance	1,582	1,480	102
Depreciation and amortization	785	732	53
Taxes, other than income taxes	1,326	1,265	61
Electric operating income	$1,374	$1,421	$(47)

CECONY’s electric sales and deliveries for the nine months ended September 30, 2019 compared with the 2018 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2019	September 30, 2018	Variation	Percent Variation		September 30, 2019	September 30, 2018	Variation	Percent Variation
Residential/Religious (b)	8,203	8,374	(171)	(2.0)%		$2,060	$2,211	$(151)	(6.8)%
Commercial/Industrial	7,574	7,343	231	3.1		1,405	1,433	(28)	(2.0)
Retail choice customers	18,968	19,996	(1,028)	(5.1)		1,879	2,030	(151)	(7.4)
NYPA, Municipal Agency and other sales	7,477	7,747	(270)	(3.5)		511	509	2	0.4
Other operating revenues (c)	—	—	—	—		319	(76)	395	Large
Total	42,222	43,460	(1,238)	(2.8)%	(d)	$6,174	$6,107	$67	1.1%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.0 percent in the nine months ended September 30, 2019 compared with the 2018 period.

Operating revenues increased $67 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to an increase in revenues from the rate plan ($161 million), offset, in part, by lower purchased power expenses ($58 million) and fuel expenses ($44 million).

Purchased power expenses decreased $58 million in the nine months ended September 30, 2019 compared with the 2018 period due to lower unit costs ($152 million), offset, in part, by higher purchased volumes ($94 million).

Fuel expenses decreased $44 million in the nine months ended September 30, 2019 compared with the 2018 period due to lower unit costs ($40 million) and purchased volumes from the company’s electric generating facilities ($4 million).

Other operations and maintenance expenses increased $102 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher costs for pension and other postretirement benefits ($49 million), surcharges for assessments and fees that are collected in revenues from customers ($36 million) and higher stock-based compensation ($24 million).

Depreciation and amortization increased $53 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $61 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher property taxes ($53 million), the absence of a New York State sales and use tax refund received in 2018 ($14 million) and lower deferral of under-collected property taxes ($5 million), offset, in part, by the reduction in the sales and use tax reserve upon conclusion of the audit assessment ($6 million) and lower state and local taxes ($5 million).

Gas
CECONY’s results of gas operations for the nine months ended September 30, 2019 compared with the 2018 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	Variation
Operating revenues	$1,605	$1,540	$65
Gas purchased for resale	445	457	(12)
Other operations and maintenance	306	315	(9)
Depreciation and amortization	168	152	16
Taxes, other than income taxes	272	247	25
Gas operating income	$414	$369	$45

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2019 compared with the 2018 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2019	September 30, 2018	Variation	Percent Variation		September 30, 2019	September 30, 2018	Variation	Percent Variation
Residential	41,035	43,731	(2,696)	(6.2)%		$724	$728	$(4)	(0.5)%
General	25,018	25,894	(876)	(3.4)		299	298	1	0.3
Firm transportation	60,590	61,628	(1,038)	(1.7)		444	448	(4)	(0.9)
Total firm sales and transportation	126,643	131,253	(4,610)	(3.5)	(b)	1,467	1,474	(7)	(0.5)
Interruptible sales (c)	7,375	4,956	2,419	48.8		34	31	3	9.7
NYPA	30,296	27,528	2,768	10.1		2	2	—	—
Generation plants	41,545	55,949	(14,404)	(25.7)		18	20	(2)	(10.0)
Other	16,058	15,399	659	4.3		24	24	—	—
Other operating revenues (d)	—	—	—	—		60	(11)	71	Large
Total	221,917	235,085	(13,168)	(5.6)%		$1,605	$1,540	$65	4.2%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 1.9 percent in the nine months ended September 30, 2019 compared with the 2018 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 3,797 thousands and 1,798 thousands of Dt for the 2019 and 2018 periods, respectively, which are also reflected in firm transportation and other.

(d)
Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $65 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to an increase in revenues from the rate plan ($83 million), offset, in part, by lower gas purchased for resale expense ($12 million).

Gas purchased for resale decreased $12 million in the nine months ended September 30, 2019 compared with the 2018 period due to lower unit costs ($13 million), offset, in part, by higher purchased volumes ($1 million).

Other operations and maintenance expenses decreased $9 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to lower surcharges for assessments and fees that are collected in revenues from customers ($12 million) and equipment maintenance expenses ($4 million), offset, in part, by higher stock-based compensation ($5 million).

Depreciation and amortization increased $16 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher gas utility plant balances.

Taxes, other than income taxes increased $25 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher property taxes ($27 million), the absence of a New York State sales and use tax refund received in 2018 ($3 million) and higher state and local taxes ($1 million), offset, in part, by higher deferral of under-collected property taxes ($4 million) and the reduction in the sales and use tax reserve upon conclusion of the audit assessment ($1 million).

Steam
CECONY’s results of steam operations for the nine months ended September 30, 2019 compared with the 2018 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	Variation
Operating revenues	$469	$474	$(5)
Purchased power	25	26	(1)
Fuel	89	83	6
Other operations and maintenance	134	131	3
Depreciation and amortization	67	65	2
Taxes, other than income taxes	117	109	8
Steam operating income	$37	$60	$(23)

CECONY’s steam sales and deliveries for the nine months ended September 30, 2019 compared with the 2018 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2019	September 30, 2018	Variation	Percent Variation		September 30, 2019	September 30, 2018	Variation	Percent Variation
General	394	442	(48)	(10.9)%		$20	$23	$(3)	(13.0)%
Apartment house	4,331	4,670	(339)	(7.3)		120	129	(9)	(7.0)
Annual power	10,383	11,313	(930)	(8.2)		304	333	(29)	(8.7)
Other operating revenues (a)	—	—	—	—		25	(11)	36	Large
Total	15,108	16,425	(1,317)	(8.0)%	(b)	$469	$474	$(5)	(1.1)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 3.5 percent in the nine months ended September 30, 2019 compared with the 2018 period.

Operating revenues decreased $5 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to the impact of warmer winter weather ($21 million) and lower purchased power expenses ($1 million), offset, in part, by certain rate plan reconciliations ($12 million) and higher fuel expenses ($6 million).

Purchased power expenses decreased $1 million in the nine months ended September 30, 2019 compared with the 2018 period due to lower unit costs.

Fuel expenses increased $6 million in the nine months ended September 30, 2019 compared with the 2018 period due to higher unit costs ($9 million), offset, in part, by lower purchased volumes from the company’s steam generating facilities ($3 million).

Other operations and maintenance expenses increased $3 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher municipal infrastructure support costs ($6 million), higher costs for pension and other postretirement benefits ($5 million) and stock-based compensation ($2 million), offset, in part, by the absence of property damage, clean-up and other response costs related to a steam main rupture in 2018 ($7 million).
Depreciation and amortization increased $2 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher steam utility plant balances.

Taxes, other than income taxes increased $8 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher property taxes.

Other Income (Deductions)
Other income (deductions) increased $68 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to lower costs associated with components of pension and other postretirement benefits other than service cost.

Net Interest Expense
Net interest expense increased $37 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher interest expense for long-term ($10 million) and short-term ($7 million) debt, an increase in interest accrued on the TCJA related regulatory liability ($9 million) and interest accrued on the system benefit charge liability ($6 million).

Income Tax Expense
Income taxes decreased $3 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to an increase in the amortization of excess deferred federal income taxes due to the TCJA ($5 million) and higher research and development credits ($1 million), offset, in part, by lower tax benefits in 2019 for plant-related flow through items ($1 million) and higher non-deductible business expenses in the 2018 federal tax return due to the TCJA ($3 million). CECONY deferred as a regulatory liability its estimated net benefits for the 2018 period under the TCJA and continued to defer its estimated net benefits in 2019 for only its electric service. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements.

O&R

	For the Nine Months Ended September 30, 2019			For the Nine Months Ended September 30, 2018
(Millions of Dollars)	Electric	Gas	2019 Total	Electric	Gas	2018 Total	2019-2018 Variation
Operating revenues	$493	$185	$678	$505	$186	$691	$(13)
Purchased power	146	—	146	167	—	167	(21)
Gas purchased for resale	—	68	68	—	60	60	8
Other operations and maintenance	173	52	225	178	56	234	(9)
Depreciation and amortization	46	17	63	41	16	57	6
Taxes, other than income taxes	40	23	63	40	23	63	—
Operating income	$88	$25	$113	$79	$31	$110	$3

Electric
O&R’s results of electric operations for the nine months ended September 30, 2019 compared with the 2018 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	Variation
Operating revenues	$493	$505	$(12)
Purchased power	146	167	(21)
Other operations and maintenance	173	178	(5)
Depreciation and amortization	46	41	5
Taxes, other than income taxes	40	40	—
Electric operating income	$88	$79	$9

O&R’s electric sales and deliveries for the nine months ended September 30, 2019 compared with the 2018 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2019	September 30, 2018	Variation	Percent Variation		September 30, 2019	September 30, 2018	Variation	Percent Variation
Residential/Religious (b)	1,339	1,348	(9)	(0.7)%		$243	$260	$(17)	(6.5)%
Commercial/Industrial	621	609	12	2.0		87	91	(4)	(4.4)
Retail choice customers	2,194	2,274	(80)	(3.5)		147	158	(11)	(7.0)
Public authorities	80	104	(24)	(23.1)		7	10	(3)	(30.0)
Other operating revenues (c)	—	—	—	—		9	(14)	23	Large
Total	4,234	4,335	(101)	(2.3)%	(d)	$493	$505	$(12)	(2.4)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 1.7 percent in the nine months ended September 30, 2019 compared with the 2018 period.

Operating revenues decreased $12 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to lower purchased power expenses.

Purchased power expenses decreased $21 million in the nine months ended September 30, 2019 compared with the 2018 period due to lower unit costs ($22 million), offset, in part, by higher purchased volumes ($1 million).

Other operations and maintenance expenses decreased $5 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to the reduction of a regulatory asset associated with certain site investigation and remediation costs in 2018.

Depreciation and amortization increased $5 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the nine months ended September 30, 2019 compared with the 2018 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	Variation
Operating revenues	$185	$186	$(1)
Gas purchased for resale	68	60	8
Other operations and maintenance	52	56	(4)
Depreciation and amortization	17	16	1
Taxes, other than income taxes	23	23	—
Gas operating income	$25	$31	$(6)

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2019 compared with the 2018 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2019	September 30, 2018	Variation	Percent Variation		September 30, 2019	September 30, 2018	Variation	Percent Variation
Residential	6,875	6,503	372	5.7%		$98	$96	$2	2.1%
General	1,608	1,502	106	7.1		18	18	—	—
Firm transportation	6,430	6,867	(437)	(6.4)		44	57	(13)	(22.8)
Total firm sales and transportation	14,913	14,872	41	0.3	(b)	160	171	(11)	(6.4)
Interruptible sales	2,690	2,842	(152)	(5.3)		4	5	(1)	(20.0)
Generation plants	6	1	5	Large		—	—	—	—
Other	637	636	1	0.2		1	1	—	—
Other gas revenues	—	—	—	—		20	9	11	Large
Total	18,246	18,351	(105)	(0.6)%		$185	$186	$(1)	(0.5)%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.8 percent in the nine months ended September 30, 2019 compared with 2018 period.

Operating revenues decreased $1 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to lower revenues from the New York gas rate plan ($7 million), offset, by an increase in gas purchased for resale ($8 million).

Gas purchased for resale increased $8 million in the nine months ended September 30, 2019 compared with the 2018 period due to higher unit costs ($6 million) and purchased volumes ($2 million).

Other operations and maintenance expenses decreased $4 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to the reduction of a regulatory asset associated with certain site investigation and remediation costs in 2018.

Depreciation and amortization increased $1 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher gas utility plant balances.

Income Tax Expense
Income taxes increased $1 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher income before income tax expense ($2 million), offset, in part, by an increase in amortization of excess deferred federal income taxes due to TCJA ($1 million).

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the nine months ended September 30, 2019 compared with the 2018 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2019	September 30, 2018	Variation
Operating revenues	$696	$573	$123
Purchased power	—	2	(2)
Gas purchased for resale	159	219	(60)
Other operations and maintenance	168	226	(58)
Depreciation and amortization	169	55	114
Taxes, other than income taxes	17	12	5
Operating income	$183	$59	$124

Operating revenues increased $123 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher renewable electric production project revenues resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including the consolidation of certain jointly-owned projects that were previously accounted for as equity method investments ($286 million), offset, in part, by lower engineering, procurement and construction services revenues due to the completion in 2018 of a solar electric production project developed for another company ($92 million). Wholesale revenues decreased ($66 million) due to lower sales volumes, energy services revenues decreased ($16 million) and net mark-to-market values increased ($12 million).

Purchased power expenses decreased $2 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to the absence in the 2019 period of the true-ups relating to the retail electric supply business sold in 2016.

Gas purchased for resale decreased $60 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to lower purchased volumes.

Other operations and maintenance expenses decreased $58 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to lower engineering, procurement and construction costs ($82 million) and lower energy services costs ($10 million), offset, in part, by higher costs associated with additional renewable electric production projects in operation resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC ($34 million).

Depreciation and amortization increased $114 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to an increase in renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC (including the consolidation of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments).

Taxes, other than income taxes increased $5 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher property taxes.

Other Income (Deductions)
Other income (deductions) decreased $31 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to the absence in 2019 of equity income from certain jointly-owned projects that were accounted for as equity investments in 2018 but consolidated after the December 2018 acquisition of Sempra Solar Holdings, LLC.

Net Interest Expense
Net interest expense increased $131 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to an increase in debt resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including $825 million that was borrowed to fund a portion of the purchase price, $576 million of Sempra Solar Holdings, LLC subsidiaries' project debt that was outstanding at the time of the acquisition and the consolidation of $506 million of project debt of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments.

Income Tax Expense
Income taxes decreased $40 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to lower income before income tax expense (excluding income attributable to non-controlling interest) ($25 million), higher renewable energy credits ($7 million), lower state income taxes ($4 million) and adjustments for prior period federal income tax returns primarily due to increased research and development credits ($11 million), offset, in part, by an increase in uncertain tax positions ($7 million).

Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $79 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to the income attributable in the 2019 period to a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note N to the Third Quarter Financial Statements.

Con Edison Transmission
Other Income (Deductions)

Other income (deductions) increased $9 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to increased earnings from equity investments in Mountain Valley Pipeline, LLC.

Income Tax Expense
Income taxes increased $2 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to higher income before income tax expense.

Other
Income Tax Expense
Income taxes decreased $47 million in the nine months ended September 30, 2019 compared with the 2018 period due primarily to the absence of the TCJA re-measurement of deferred tax assets associated with Con Edison’s 2017 federal net operating loss carryforward into 2018 ($42 million) and lower state income taxes ($5 million).

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	For the Nine Months Ended September 30,
	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Operating activities	$1,490	$1,085	$168	$102	$285	$(7)	$150	$114	$(133)	$306	$1,960	$1,600
Investing activities	(2,437)	(2,498)	(163)	(147)	(142)	(195)	(143)	(106)	1	(1)	(2,884)	(2,947)
Financing activities	144	700	(20)	22	(79)	198	(9)	(8)	135	(164)	171	748
Net change for the period	(803)	(713)	(15)	(23)	64	(4)	(2)	—	3	141	(753)	(599)
Balance at beginning of period	818	730	52	47	126	56	2	2	8	9	1,006	844
Balance at end of period (c)	$15	$17	$37	$24	$190	$52	$—	$2	$11	$150	$253	$245
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the Third Quarter Financial Statements.

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

Net cash flows from operating activities for the nine months ended September 30, 2019 for Con Edison and CECONY were $360 million and $405 million higher, respectively, than in the 2018 period. The changes in net cash flows for Con Edison and CECONY reflect primarily a change in the timing of pension and retiree benefit contributions ($122 million and $114 million, respectively), lower storm restoration costs ($185 million and $124 million, respectively), lower MTA power reliability costs ($123 million and $123 million, respectively), reimbursement received for Puerto Rico related restoration costs ($95 million and $95 million, respectively), and for CECONY, lower net payments of income tax to affiliated companies ($255 million), offset, in part, by higher TCJA net benefits provided to customers in the 2019 period ($289 million and $287 million, respectively).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers and recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $63 million and $61 million lower, respectively, for the nine months ended September 30, 2019 compared with the 2018 period. The change for Con Edison reflects primarily a decrease in non-utility construction expenditures at the Clean Energy Businesses ($50 million), the proceeds from the sale of a property formerly used by CECONY in its operations ($48 million) and a decrease in utility construction expenditures at CECONY ($44 million), offset, in part, by increases in investments in electric and gas transmission projects at Con Edison Transmission ($36 million), cost of removal less salvage at CECONY ($31 million) and an increase in utility construction expenditures at O&R ($15 million).

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $577 million and $556 million lower, respectively, in the nine months ended September 30, 2019 compared with the 2018 period.

In May 2019, Con Edison entered into a forward sale agreement relating to 5,800,000 shares of its common stock. In June 2019, the company issued 4,750,000 shares for $400 million upon physical settlement of shares subject to the forward sale agreement. Con Edison used the proceeds to invest in CECONY for funding of its capital requirements and other general corporate purposes. At September 30, 2019, 1,050,000 shares remain subject to the forward sale agreement. The company expects the remaining shares under the forward sale agreement to settle by December 28, 2020. See Note C to the Third Quarter Financial Statements.

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

In September 2019, O&R agreed to issue in November 2019 $43 million aggregate principal amount of 3.73 percent debentures, due 2049 and to issue in December 2019 $44 million aggregate principal amount of 2.94 percent debentures, due 2029 and $38 million aggregate principal amount of 3.46 percent debentures, due 2039.

In August and December 2018, O&R issued $150 million aggregate principal amount of 4.35 percent debentures, due 2048.

In September 2018, O&R redeemed at maturity $50 million of 6.15 percent 10-year debentures.

In October 2019, a Con Edison Development subsidiary issued $303 million aggregate principal amount of 3.82 percent senior notes, due 2038, secured by the company's Panoche Valley and Wistaria Solar renewable electric production projects.

In May 2019, a Con Edison Development subsidiary borrowed $464 million at a variable-rate, due 2026, secured by equity interests in solar electric production projects, the net proceeds from the sale of which were used to repay borrowings from Con Edison and for other general corporate purposes. Con Edison used a portion of the repayment to pre-pay $150 million of an $825 million two-year variable-rate term loan and the remainder to repay short-term borrowings and for other general corporate purposes. The company has entered into fixed-rate interest rate swaps in connection with this borrowing. See Note L to the Third Quarter Financial Statements.

In September 2018, a Con Edison Development subsidiary issued $140 million aggregate principal amount of 4.41 percent Senior Notes, due 2028, secured by five of the company’s wind electric production projects.

Con Edison’s cash flows from financing for the nine months ended September 30, 2019 and 2018 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $76 million and $75 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at September 30, 2019 and 2018 and the average daily balances for the nine months ended September 30, 2019 and 2018 for Con Edison and CECONY were as follows:

	2019		2018
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30,	Daily average	Outstanding at September 30,	Daily average
Con Edison	$1,300	$1,122	$1,352	$830
CECONY	$930	$743	$1,004	$447
Weighted average yield	2.3	2.6	2.3	2.1

Capital Requirements and Resources
Capital Requirements
The capital expenditures reflected in the October 2019 Joint Proposal for new CECONY electric and gas rate plans (see “Rate Plans” in Note B to the Third Quarter Financial Statements) were:

(Millions of Dollars)	2020	2021	2022
Electric	$2,135	$2,137	$1,917
Gas	$1,073	$1,055	$989

Contractual Obligations
Con Edison’s material obligations to make payments pursuant to contracts totaled $52,720 million and $49,264 million at September 30, 2019 and December 31, 2018, respectively. The increase at September 30, 2019 is due primarily to increases in long-term debt ($1,288 million) and interest on long-term debt ($828 million). See "Cash Flows from Financing Activities,” above.

Capital Resources
For each of the Companies, the common equity ratio at September 30, 2019 and December 31, 2018 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2019	December 31, 2018
Con Edison	50.8	49.0
CECONY	50.1	48.6
Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at September 30, 2019 and December 31, 2018 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
ASSETS
Current assets	$3,005	$3,357	$255	$263	$458	$372	$—	$32	$(137)	$(160)	$3,581	$3,864
Investments	436	385	26	25	—	—	1,528	1,362	(7)	(6)	1,983	1,766
Net plant	36,885	35,374	2,299	2,210	4,033	4,148	17	17	—	—	43,234	41,749
Other noncurrent assets	4,482	3,992	355	394	1,885	1,736	14	14	406	405	7,142	6,541
Total Assets	$44,808	$43,108	$2,935	$2,892	$6,376	$6,256	$1,559	$1,425	$262	$239	$55,940	$53,920

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$3,813	$4,200	$410	$392	$1,819	$1,608	$94	$5	$83	$2	$6,219	$6,207
Noncurrent liabilities	12,892	12,322	1,060	1,094	44	(32)	82	66	(28)	(71)	14,050	13,379
Long-term debt	14,024	13,676	694	694	2,124	2,330	500	500	195	295	17,537	17,495
Equity	14,079	12,910	771	712	2,389	2,350	883	854	12	13	18,134	16,839
Total Liabilities and Equity	$44,808	$43,108	$2,935	$2,892	$6,376	$6,256	$1,559	$1,425	$262	$239	$55,940	$53,920
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at September 30, 2019 were $352 million lower than at December 31, 2018. The change in current assets reflects a decrease in cash and temporary cash investments primarily due to the July 2019 payment of New York City semi-annual property taxes ($803 million) and a decrease in other receivables ($107 million). The decrease in other receivables reflects primarily the receipt of payments related to costs for aid provided by CECONY for the restoration of power in Puerto Rico in the aftermath of the September 2017 hurricanes ($95 million). These decreases are offset, in part, by an increase in prepayments reflecting primarily the July 2019 payment of New York City semi-annual property taxes, offset, in part, by three months of amortization, while the December 2018 balance reflects the amortization of the entire previous semi-annual payment ($499 million).

Investments at September 30, 2019 were $51 million higher than at December 31, 2018. The change in investments reflects primarily an increase in supplemental retirement income plan assets. See Note E to the Third Quarter Financial Statements.

Net plant at September 30, 2019 was $1,511 million higher than at December 31, 2018. The change in net plant reflects primarily an increase in electric ($1,141 million) and gas ($717 million) plant balances, offset, in part, by an increase in accumulated depreciation ($516 million).

Other noncurrent assets at September 30, 2019 were $490 million higher than at December 31, 2018. The change in other noncurrent assets reflects primarily the adoption of ASU No. 2016-02, “Leases (Topic 842)” ($610 million). See Note I to the Third Quarter Financial Statements. The change also reflects primarily an increase in the regulatory asset for deferred derivative losses ($79 million), property tax reconciliation ($64 million) and MTA power reliability deferral ($16 million) which reflects costs incurred and deferred as a regulatory asset in the 2019 period. See “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements. These increases are offset, in part, by a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2018, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($295 million). See Notes B, E and F to the Third Quarter Financial Statements. The change in the regulatory asset also reflects the year's amortization of accounting costs.

Current liabilities at September 30, 2019 were $387 million lower than at December 31, 2018. The change in current liabilities reflects primarily a decrease in notes payable ($262 million) (see Note D to the Third Quarter Financial Statements) and lower debt due within one year as of September 30, 2019 ($125 million).

Noncurrent liabilities at September 30, 2019 were $570 million higher than at December 31, 2018. The change in noncurrent liabilities reflects primarily the adoption of ASU No. 2016-02, “Leases (Topic 842)” ($595 million). See Note I to the Third Quarter Financial Statements. The change also reflects an increase in deferred income taxes and unamortized investment tax credits ($343 million), which reflects primarily the accelerated method/life of tax depreciation, repair deductions and the prepayment of New York City property taxes. See Note J to the Third Quarter Financial Statements. These increases are offset, in part, by a decrease in the liability for pension and retiree benefits ($375 million), which primarily reflects contributions to the pension and other retiree benefit plans made by the Utilities in 2019 and the final actuarial valuation, as measured at December 31, 2018, of the plans in accordance with the accounting rules for retirement benefits. See Notes E and F to the Third Quarter Financial Statements.

Long-term debt at September 30, 2019 was $348 million higher than at December 31, 2018. The change in long-term debt reflects primarily the May 2019 issuance of $700 million of debentures offset, in part, by the reclassification of $350 million of long-term debt due June 2020 to long-term debt due within one year. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the Third Quarter Financial Statements.

Equity at September 30, 2019 was $1,169 million higher than at December 31, 2018. The change in equity reflects primarily capital contributions from parent ($875 million) in 2019 and net income for the nine months ended September 30, 2019 ($978 million), offset, in part, by common stock dividends to parent ($685 million) in 2019.

O&R
Current assets at September 30, 2019 were $8 million lower than at December 31, 2018. The change in current assets reflects primarily a decrease in cash and temporary cash investments ($14 million) and customer accounts receivables, less allowance for uncollectible accounts ($11 million). These decreases are offset, in part, by an increase in prepayments reflecting primarily the property tax payments made in the third quarter of 2019 that are amortized by year end ($18 million).

Net plant at September 30, 2019 was $89 million higher than at December 31, 2018. The change in net plant reflects primarily an increase in electric ($64 million) and gas ($47 million) plant balances, offset, in part, by an increase in accumulated depreciation ($29 million).

Other noncurrent assets at September 30, 2019 were $39 million lower than at December 31, 2018. The change in other noncurrent assets reflects primarily a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2018, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($25 million). The change in the regulatory asset also reflects the year's amortization of accounting costs. The change also reflects a decrease in the regulatory asset for deferred storm costs ($7 million), environmental remediation costs ($5 million) and property tax reconciliation ($5 million).

Current liabilities at September 30, 2019 were $18 million higher than at December 31, 2018. The change in current liabilities reflects primarily an increase in accounts payable.

Noncurrent liabilities at September 30, 2019 were $34 million lower than at December 31, 2018. The change in noncurrent liabilities reflects primarily a decrease in the liability for pension and retiree benefits that primarily reflects contributions to the pension and other retiree benefit plans made by the Utilities in 2019. See Notes E and F to the Third Quarter Financial Statements.

Equity at September 30, 2019 was $59 million higher than at December 31, 2018. The change in equity reflects primarily net income for the nine months ended September 30, 2019 ($60 million), a capital contribution from parent ($30 million) in 2019 and an increase in other comprehensive income ($5 million), offset, in part, by common stock dividends to parent ($35 million) in 2019.

Clean Energy Businesses
Current assets at September 30, 2019 were $86 million higher than at December 31, 2018. The change in current assets reflects primarily increases in restricted cash and accrued unbilled revenue.

Net plant at September 30, 2019 was $115 million lower than at December 31, 2018. The change in net plant reflects primarily depreciation during the nine months ended September 30, 2019, investment tax credits and the reduction in the capitalized asset and related liability for asset retirement obligations for certain property leased by renewable electric production projects, offset, in part, by additional capital expenditures.

Other noncurrent assets at September 30, 2019 were $149 million higher than at December 31, 2018. The change in other noncurrent assets reflects primarily the adoption of ASU No. 2016-02, “Leases (Topic 842).” See Note I to the Third Quarter Financial Statements.

Current liabilities at September 30, 2019 were $211 million higher than at December 31, 2018. The change in current liabilities reflects primarily the reclassification of the PG&E-related project debt from long-term debt to long-term debt due within one year ($990 million), offset, in part, by the repayment of a borrowing under a 6-month term loan agreement ($825 million). See Note C to the Third Quarter Financial Statements.

Noncurrent liabilities at September 30, 2019 were $76 million higher than at December 31, 2018. The change in noncurrent liabilities reflects primarily the adoption of ASU No. 2016-02 “Leases (Topic 842)” ($222 million), offset, in part, by the reduction in the capitalized asset and related liability for asset retirement obligations for certain property leased by renewable electric production projects ($98 million) and an increase in deferred income taxes and unamortized investment tax credits ($81 million), which reflects primarily the accelerated method/life of tax depreciation and additional unamortized investment tax credits on renewable energy projects. See Note I to the Third Quarter Financial Statements.

Long-term debt at September 30, 2019 was $206 million lower than at December 31, 2018. The change in long-term debt reflects primarily the reclassification of the PG&E-related project debt to long-term debt due within one year ($990 million), offset, in part, by an $825 million borrowing from parent company of the proceeds of parent company's February 2019 two-year variable-rate term loan agreement, $450 million of which was repaid to parent company, and a borrowing of $464 million, due 2026, secured by equity interests in solar electric production projects. See Note C to the Third Quarter Financial Statements.

Equity at September 30, 2019 was $39 million higher than at December 31, 2018. The change in equity reflects primarily an increase in noncontrolling interest ($62 million), offset, in part, by a net loss for the nine months ended September 30, 2019 ($19 million).

CET
Current assets at September 30, 2019 were $32 million lower than at December 31, 2018. The change in current assets reflects an increased investment in Mountain Valley Pipeline, LLC and a NY Transco transmission project. See "Con Edison Transmission" below.

Investments at September 30, 2019 were $166 million higher than at December 31, 2018. The change in investments reflects primarily increased investment in Mountain Valley Pipeline, LLC and a NY Transco transmission project.

Equity at September 30, 2019 was $29 million higher than at December 31, 2018. The change in equity reflects primarily net income for the nine months ended September 30, 2019 ($38 million), offset, in part, by common stock dividends to parent ($9 million) in 2019.

Off-Balance Sheet Arrangements
In May 2019, Con Edison entered into a forward sale agreement which met the SEC definition of an off-balance sheet arrangement. See Note C to the Third Quarter Financial Statements. None of the Companies’ other transactions, agreements or other contractual arrangements meet the SEC definition of off-balance sheet arrangements.

Regulatory Matters
For information about the Utilities’ regulatory matters, see Note B to the Third Quarter Financial Statements.

Environmental Matters
In May 2019, New York City enacted a law designed to reduce greenhouse gas (GHG) emissions from large buildings 40 percent from 2005 levels by 2030. Building owners may achieve compliance through operational changes, building retrofits, the purchase of greenhouse gas offsets, the purchase of renewable energy credits and the use of clean distributed energy resources. CECONY is unable to predict the impact on it of the implementation of this law.

In June 2019, the U.S. Environmental Protection Agency announced its Affordable Clean Energy (ACE) rule in conjunction with the repeal of its Clean Power Plan. In September 2019, Con Edison, as part of a coalition of public and private electric utilities, filed a petition in the United States Court of Appeals for the District of Columbia Circuit to challenge the Environmental Protection Agency’s ACE rule and the repeal of the Clean Power Plan. The ACE rule could have potential cost implications for the utilities because it has the effect of limiting flexibility to use measures such as emissions trading and averaging to cost-effectively meet emissions limits. The ACE rule could also adversely impact initiatives to develop renewable energy sources and promote the use of electric vehicles.

In July 2019, New York State enacted a law that establishes a program requiring 70 percent of the electricity procured by load serving entities regulated by the NYSPSC to be produced by renewable energy systems by 2030, and requiring the statewide electrical demand system to have zero emissions by 2040. The law also codifies state targets for energy efficiency (end-use energy savings of 185 trillion British thermal units below 2025 energy-use forecast), offshore wind (9,000 megawatts (MW) by 2035), solar (6,000 MW by 2025) and energy storage (3,000 MW by 2030). In addition, the law establishes a climate action council to recommend measures to attain the law’s GHG limits, including measures to reduce emissions by displacing fossil-fuel fired electricity with renewable electricity or energy efficiency. The law requires the New York State Department of Environmental Conservation to issue regulations establishing statewide GHG emissions limits that are 60 percent of 1990 emissions levels by 2030 and 15 percent of 1990 emissions by 2050. The Utilities are unable to predict the impact on them of the implementation of this law.

For additional information about the Companies’ environmental matters, see Note G to the Third Quarter Financial Statements.

Clean Energy Businesses
The following table provides information about the Clean Energy Businesses' renewable electric production projects that are in operation and/or in construction at September 30, 2019:

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual/Expected In-Service Date (b)	Location (State)	PPA Counterparty (c)
Utility Scale
Solar
PJM assets	53	(d)	2011/2013	New Jersey/Pennsylvania	Various
New England assets	24	Various	2011/2017	Massachusetts/Rhode Island	Various
California Solar (e) (g)	110	25	2012/2013	California	PG&E
Mesquite Solar 1 (e) (g)	165	20	2013	Arizona	PG&E
Copper Mountain Solar 2 (e) (g)	150	25	2013/2015	Nevada	PG&E
Copper Mountain Solar 3 (e) (g)	255	20	2014/2015	Nevada	SCPPA
California Solar 2 (e)	80	20	2014/2016	California	SCE/PG&E
Texas Solar 4 (e)	40	25	2014	Texas	City of San Antonio
Texas Solar 5 (e)	95	25	2015	Texas	City of San Antonio
Texas Solar 7 (e)	106	25	2016	Texas	City of San Antonio
California Solar 3 (e)	110	20	2016/2017	California	SCE/PG&E
Upton Solar (e)	158	25	2017	Texas	City of Austin
Panoche Valley	140	20	2017/2018	California	SCE
Copper Mountain Solar 1 (e)	58	12	2018	Nevada	PG&E
Copper Mountain Solar 4 (f) (e)	94	20	2018	Nevada	SCE
Mesquite Solar 2 (f) (e)	100	18	2018	Arizona	SCE
Mesquite Solar 3 (f) (e)	150	23	2018	Arizona	WAPA (Navy)
Great Valley Solar (f) (e)	200	17	2018	California	MCE/SMUD/PG&E/SCE
Wistaria Solar	100	20	2018	California	SCE
Other	26	Various	Various	Various	Various
Total Solar	2,214
Wind
Broken Bow II (e)	75	25	2014	Nebraska	NPPD
Wind Holdings (e)	180	Various	Various	Various	NWE/Basin Electric
Adams Rose Wind	23	7	2016	Minnesota	Dairyland
Coram Wind (e)	102	16	2016	California	PG&E
Other	22	Various	Various	Various	Various
Total Wind	402
Total MW (AC) in Operation	2,616
Total MW (AC) in Construction	18
Total MW (AC) Utility Scale	2,634
Behind the Meter
Total MW (AC) in Operation	46
Total MW (AC) in Construction	8
Total MW Behind the Meter	54

(a)	Represents Power Purchase Agreement (PPA) contractual term or remaining term from Con Edison Development’s date of acquisition.

(b)	Represents Actual/Expected In-Service Date or Con Edison Development's date of acquisition.

(c)
PPA Counterparties include: Pacific Gas and Electric Company (PG&E), Southern California Public Power Authority (SCPPA), Southern California Edison Company (SCE), Western Area Power Administration (WAPA), Marin Clean Energy (MCE), Sacramento Municipal Utility District (SMUD), Nebraska Public Power District (NPPD) and NorthWestern Energy (NWE)

(d)	Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2022.

(e)	Project has been pledged as security for project debt financing.

(f)	Projects are financed with tax equity. See Note N to the Third Quarter Financial Statements.

(g)	Acquired remaining 50% interest in projects/portfolios in 2018.

Con Edison Development
In January 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of Con Edison Development renewable electric production projects with an aggregate of 680 MW (AC) of generating capacity (PG&E Projects) is sold to PG&E under long-term power purchase agreements (PG&E PPAs). At September 30, 2019, Con Edison’s consolidated balance sheet included $827 million of net non-utility plant relating to the PG&E Projects, $1,075 million of intangible assets relating to the PG&E PPAs, $287 million of net non-utility plant of additional projects that secure the related project debt and $1,012 million of non-recourse related project debt. The PG&E bankruptcy is an event of default under the PG&E PPAs. Pursuant to the related project debt agreements, distributions from the related projects to Con Edison Development have been suspended. Unless the lenders for the related project debt otherwise agree, the lenders may, upon written notice, declare principal and interest on the related project debt to be due and payable immediately and, if such amounts are not timely paid, foreclose on the related projects. See “Long-Lived and Intangible Assets” in Note A and Note C to the Third Quarter Financial Statements.

Con Edison Development's renewable electric production volumes for the three and nine months ended September 30, 2019 compared with the 2018 period were:

	Millions of kWh
	For the Three Months Ended				For the Nine Months Ended
Description	September 30, 2019	September 30, 2018	Variation	Percent Variation	September 30, 2019	September 30, 2018	Variation	Percent Variation
Renewable electric production projects
Solar	1,710	752	958	Large	4,443	2,087	2,356	Large
Wind	317	245	72	29.4%	978	776	202	26.0%
Total	2,027	997	1,030	Large	5,421	2,863	2,558	89.3%

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

CET Gas
In October 2019, the operator of the Mountain Valley Pipeline, which is being constructed by a joint venture in which CET Gas has a 12.5 percent ownership interest, indicated that it now expects a late 2020 full in-service date for the project at an overall project cost of $5,300 million to $5,500 million, excluding allowance for funds used during construction. CET Gas, as it is permitted to do under the joint venture agreement, plans to limit its cash contributions to the joint venture to approximately $530 million, in which case its ownership interest in the joint venture would be reduced to approximately 10 percent (based on the current project cost estimate). At September 30, 2019, CET Gas’s cash contributions to the joint venture amounted to $488 million.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to variable rate debt and to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses also use interest rate swaps. See Note L to the Third Quarter Financial Statements. Con Edison and CECONY estimate that at September 30, 2019, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $7 million and $4 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note L to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2019, a 10 percent decline in market prices would result in a decline in fair value of $83 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $78 million is for CECONY and $5 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	September 30, 2019	December 31, 2018
(Millions of Dollars)
Average for the period	$—	$—
High	1	1
Low	—	—

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans and to the investments of Con Edison Transmission that are accounted for under the equity method.

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At September 30, 2019, the pension plan investments consisted of 50 percent equity securities, 39 percent debt securities and 11 percent real estate.

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

Material Contingencies
For information about the PG&E bankruptcy, see “Long-Lived and Intangible Assets” in Note A and Note C to the Third Quarter Financial Statements. For information concerning potential liabilities arising from the Companies’ other material contingencies, see "Other Regulatory Matters" in Note B and Notes G and H to the Third Quarter Financial Statements.

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

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits
Con Edison

Exhibit 10.1	Consolidated Edison, Inc. Supplemental Defined Contribution Pension Plan
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

CECONY

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: November 4, 2019	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer