Form 10-K
period 2019-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2020-02-20
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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
Commission File Number 1-1217
Consolidated Edison Company of New York, Inc.
Exact name of registrant as specified in its charter
and principal office address and telephone number

New York	13-5009340
State of Incorporation	I.R.S. Employer ID. Number

4 Irving Place,
New York,	New York	10003

(212)	460-4600
 ___________________________________________________

CON EDISON ANNUAL REPORT 2019	1

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Consolidated Edison, Inc.,	ED	New York Stock Exchange
Common Shares ($.10 par value)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Consolidated Edison, Inc. (Con Edison)	Yes	☒	No	☐
Consolidated Edison Company of New York, Inc. (CECONY)	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒
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
The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2019, was approximately $29.1 billion.
As of January 31, 2020, Con Edison had outstanding 333,775,472 Common Shares ($.10 par value).
All of the outstanding common equity of CECONY is held by Con Edison.

2	CON EDISON ANNUAL REPORT 2019

Documents Incorporated By Reference
Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 18, 2020, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2019, is incorporated in Part III of this report.
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

CON EDISON ANNUAL REPORT 2019	3

Glossary of Terms
The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries, including Consolidated Edison Development, Inc., Consolidated Edison Energy, Inc. and Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

4	CON EDISON ANNUAL REPORT 2019

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
Mlb	Thousands of pounds
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced metering infrastructure
CLCPA	Climate Leadership and Community Protection Act
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DER	Distributed energy resources
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

CON EDISON ANNUAL REPORT 2019	5

6	CON EDISON ANNUAL REPORT 2019

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
Con Edison is a holding company that owns:

•	Consolidated Edison Company of New York, Inc. (CECONY), which provides electric service and gas service in New York City and Westchester County and steam service in parts of Manhattan;

•
Orange & Rockland Utilities, Inc., which along with its utility subsidiary, Rockland Electric Company (together referred to herein as O&R), provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York (O&R, together with CECONY referred to as the Utilities);

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

Selected Financial Data
Con Edison

	For the Year Ended December 31,
(Millions of Dollars, except per share amounts)	2015	2016		2017		2018		2019
Operating revenues	$12,554	$12,075		$12,033		12,337		12,574
Energy costs	3,716	3,088		2,625		2,948		2,633
Operating income (f)	2,879	2,780		2,774		2,664		2,676
Net income for common stock	1,193	1,245		1,525	(e)	1,382	(e)	1,343
Total assets	45,642	48,255	(a)	48,111	(b)	53,920	(c)	58,079	(d)
Long-term debt	12,006	14,735		14,731		17,495		18,527
Total equity	13,061	14,306		15,425		16,839		18,213
Net Income per common share – basic	$4.07	$4.15		$4.97		$4.43		$4.09
Net Income per common share – diluted	$4.05	$4.12		$4.94		$4.42		$4.08
Dividends declared per common share	$2.60	$2.68		$2.76		$2.86		$2.96
Book value per share	$44.50	$46.91		$49.72		$52.46		$54.75
Average common shares outstanding (millions)	293	300		307		312		329

(a)
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

CON EDISON ANNUAL REPORT 2019	7

(c)
Reflects a $4,149 million increase in net plant, offset by a $288 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E, and F to the financial statements in Item 8.

(d)
Reflects a $2,140 million increase in net plant and a $303 million increase in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E, and F to the financial statements in Item 8.

(e)
In 2017, upon enactment of the TCJA, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, Con Edison decreased its net deferred tax liabilities by $5,312 million, recognized $259 million (or $0.85 per share) in net income, decreased its regulatory asset for future income tax by $1,250 million, decreased its regulatory asset for revenue taxes by $90 million, and accrued a regulatory liability for federal income tax rate change of $3,713 million. In 2018, Con Edison recognized $42 million of income tax expense resulting from a re-measurement of its deferred tax assets and liabilities following the issuance of proposed TCJA regulations. See “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

(f)	Excludes the non-service components of pension and other postretirement benefits. See Notes E and F to the financial statements in Item 8.

CECONY

	For the Year Ended December 31,
(Millions of Dollars)	2015	2016		2017		2018		2019
Operating revenues	$10,328	$10,165		$10,468		$10,680		$10,821
Energy costs	2,304	2,059		2,141		2,339		2,170
Operating income (e)	2,670	2,451		2,549		2,354		2,348
Net income	1,084	1,056		1,104		1,196		1,250
Total assets	40,230	40,856	(a)	40,451	(b)	43,108	(c)	46,557	(d)
Long-term debt	10,787	12,073		12,065		13,676		14,614
Shareholder’s equity	11,415	11,829		12,439		12,910		14,147

(a)
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

(c)
Reflects a $2,165 million increase in net plant and a $265 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E, F and L to the financial statements in Item 8.

(d)
Reflects a $2,040 million increase in net plant and a $292 million increase in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E, F and L to the financial statements in Item 8.

(e)	Excludes the non-service components of pension and other postretirement benefits. See Notes E and F to the financial statements in Item 8.

Significant Developments and Outlook

•
Con Edison reported 2019 net income of $1,343 million or $4.09 a share compared with $1,382 million or $4.43 a share in 2018. Adjusted earnings were $1,438 million or $4.38 a share in 2019 compared with $1,349 million or $4.33 a share in 2018. See “Results of Operations” in Item 7 and “Non-GAAP Financial Measure” below.

•
In 2019, the Utilities invested $3,223 million to upgrade and reinforce their energy delivery systems, Con Edison Transmission invested $205 million in electric transmission and gas pipeline and storage businesses and the Clean Energy Businesses invested $248 million primarily in renewable electric production projects. For 2020, 2021 and 2022, the Utilities expect to invest $3,533 million, $3,513 million and $3,316 million, respectively, for their energy delivery systems, Con Edison Transmission expects to invest $11 million, $24 million and $76 million, respectively, primarily in the electric transmission business and the Clean Energy Businesses expect to invest $400 million, $400 million and $400 million, respectively, in renewable electric production projects. See "Capital Requirements and Resources - Capital Requirements" in Item 1.

•
Con Edison plans to meet its capital requirements for 2020 through 2022, including for maturing securities, through internally-generated funds and the issuance of long-term debt and common equity. See “Capital Requirements and Resources - Capital Requirements” in Item 1. The company's plans include the issuance of between $1,500 million and $2,000 million of long-term debt, primarily at the Utilities, in 2020 and approximately $1,800 million in aggregate of long-term debt at the Utilities during 2021 and 2022. The planned debt issuance is in addition to the issuance of long-term debt to refinance maturities at the Utilities and debt secured by the Clean Energy Businesses’ renewable electric production projects and by Con Edison Transmission’s investments. The company's plans also include the issuance of up to $600 million of common equity in 2020 and approximately $1,100 million in aggregate of common equity during 2021 and 2022, in addition to equity under its dividend reinvestment, employee stock purchase and long-term incentive plans. The planned equity issuance is in addition to $88 million of equity issued in January 2020 to settle the remainder of a May 2019 equity forward transaction.

8	CON EDISON ANNUAL REPORT 2019

•
CECONY forecasts average annual growth in peak demand in its service area at design conditions over the next five years for gas to be approximately 1.5 percent, and an average annual decrease in electricity and steam peak demand in its service area at design conditions over the next five years to be approximately 0.1 percent and 0.4 percent, respectively. In March 2019, due to gas supply constraints, CECONY established a temporary moratorium on new applications for firm gas service in most of Westchester County. O&R forecasts average annual decrease in electric peak demand in its service area at design conditions over the next five years to be approximately 0.2 percent and average annual growth in gas peak demand in its service area over the next five years at design conditions to be approximately 0.7 percent. See “The Utilities” in Item 1.

•
In January 2020, the New York State Public Service Commission (NYSPSC) approved an October 2019 Joint Proposal among CECONY, the NYSPSC staff and other parties for CECONY electric and gas rate plans for the three-year period January 2020 through December 2022. See “Rate Plans” in Note B to the financial statements in Item 8.

•
In 2019, the NYSPSC continued its Reforming the Energy Vision (REV) and related proceedings. See “Utility Regulation - State Utility Regulation - Reforming the Energy Vision” in Item 1. The NYSPSC also continued its proceedings related to the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 (TCJA); income tax accounting; investigations into the Utilities' preparation and response to the March 2018 Winter Storms Riley and Quinn and a July 2018 CECONY steam main rupture. In addition, the NYSPSC commenced an investigation of CECONY's July 2019 power outages. See "Other Regulatory Matters" in Note B, Note H and Note L to the financial statements in Item 8.

•
In January 2019, Pacific Gas and Electric Company (PG&E) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of certain of the Clean Energy Businesses' renewable electric production projects with an aggregate of 680 MW (AC) of generating capacity (PG&E Projects) is sold to PG&E under long-term power purchase agreements (PG&E PPAs). At December 31, 2019, Con Edison’s consolidated balance sheet included $819 million of net non-utility plant relating to the PG&E Projects, $1,057 million of intangible assets relating to the PG&E PPAs, $282 million of net non-utility plant of additional projects that secure the related project debt, and $1,001 million of non-recourse related project debt. The PG&E bankruptcy is an event of default under the PG&E PPAs. If, in the future, one or more of the PG&E PPAs is rejected or any such rejection becomes likely, there will be an impairment of the related intangible assets and could be an impairment of the related non-utility plant. During the pendency of the PG&E bankruptcy, unless the lenders for the related project debt otherwise agree, cash may not be distributed from the related projects to the Clean Energy Businesses. As a result of the PG&E bankruptcy, the lenders may, upon written notice, declare principal and interest on the related project debt to be due and payable immediately and, if such amounts are not timely paid, foreclose on the related projects. See “Clean Energy Businesses - Renewable Electric Production” in Item 1 and “Long-Lived and Intangible Assets” in Note A and "Long-term Debt" in Note C to the financial statements in Item 8.

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
The "About Us - Sustainability Report” section of Con Edison’s website includes “Our Sustainable Future,” the company’s 2018 sustainability report.
Information on the Companies’ websites is not incorporated herein.

CON EDISON ANNUAL REPORT 2019	9

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

(Millions of Dollars, except per share amounts)	2015	2016	2017	2018	2019
Reported net income for common stock – GAAP basis	$1,193	$1,245	$1,525	$1,382	$1,343

Income tax effect of the Tax Cuts and Jobs Act (a)	—	—	(259)	42	—
Gain on sale of solar electric production projects (pre-tax)	—	—	(2)	—	—
Income taxes (b)	—	—	1	—	—
Gain on sale of solar electric production projects (net of tax)	—	—	(1)	—	—
Impairment of assets held for sale (pre-tax)	5	—	—	—	—
Income taxes (b)	(2)	—	—	—	—
Impairment of assets held for sale (net of tax)	3	—	—	—	—
Gain on sale of the Clean Energy Businesses' retail electric supply business (pre-tax)	—	(104)	—	—	—
Income taxes (b)	—	48	—	—	—
Gain on sale of the Clean Energy Businesses' retail electric supply business (net of tax)	—	(56)	—	—	—
Goodwill impairment related to the Clean Energy Businesses' energy service business (pre-tax)	—	15	—	—	—
Income taxes (b)	—	(3)	—	—	—
Goodwill impairment related to the Clean Energy Businesses' energy service business (net of tax)	—	12	—	—	—
Gain on acquisition of Sempra Solar Holdings, LLC, net of transaction costs (pre-tax) (c)	—	—	—	(114)	—
Income taxes (b)	—	—	—	33	—
Gain on acquisition of Sempra Solar Holdings, LLC, net of transaction costs (net of tax) (c)	—	—	—	(81)	—
HLBV effects of the Clean Energy Businesses (pre-tax) (d)	—	—	—	—	98
Income taxes (b)	—	—	—	—	(24)
HLBV effects of the Clean Energy Businesses (net of tax) (d)	—	—	—	—	74
Net mark-to-market effects of the Clean Energy Businesses (pre-tax)	—	(5)	(1)	8	27
Income taxes (b)	—	2	—	(2)	(6)
Net mark-to-market effects of the Clean Energy Businesses (net of tax)	—	(3)	(1)	6	21

Adjusted earnings	$1,196	$1,198	$1,264	$1,349	$1,438

Reported earnings per share – GAAP basis (basic)	$4.07	$4.15	$4.97	$4.43	$4.09

Income tax effect of the Tax Cuts and Jobs Act (a)	—	—	(0.85)	0.14	—
Gain on sale of solar electric production projects (pre-tax)	—	—	—	—	—
Income taxes (b)	—	—	—	—	—
Gain on sale of solar electric production projects (net of tax)	—	—	—	—	—

10	CON EDISON ANNUAL REPORT 2019

Impairment of assets held for sale (pre-tax)	0.02	—	—	—	—
Income taxes (b)	(0.01)	—	—	—	—
Impairment of assets held for sale (net of tax)	0.01	—	—	—	—
Gain on sale of the Clean Energy Businesses' retail electric supply business (pre-tax)	—	(0.35)	—	—	—
Income taxes (b)	—	0.16	—	—	—
Gain on sale of the Clean Energy Businesses' retail electric supply business (net of tax)	—	(0.19)	—	—	—
Goodwill impairment related to the Clean Energy Businesses' energy service business (pre-tax)	—	0.07	—	—	—
Income taxes (b)	—	(0.03)	—	—	—
Goodwill impairment related to the Clean Energy Businesses' energy service business (net of tax)	—	0.04	—	—	—
Gain on acquisition of Sempra Solar Holdings, LLC, net of transaction costs (pre-tax) (c)	—	—	—	(0.36)	—
Income taxes (b)	—	—	—	0.10	—
Gain on acquisition of Sempra Solar Holdings, LLC, net of transaction costs (net of tax) (c)	—	—	—	(0.26)	—
HLBV effects of the Clean Energy Businesses (pre-tax) (d)	—	—	—	—	0.31
Income taxes (b)	—	—	—	—	(0.09)
HLBV effects of the Clean Energy Businesses (net of tax) (d)	—	—	—	—	0.22
Net mark-to-market effects of the Clean Energy Businesses (pre-tax)	—	(0.02)	—	0.03	0.10
Income taxes (b)	—	(0.01)	—	(0.01)	(0.03)
Net mark-to-market effects of the Clean Energy Businesses	—	(0.01)	—	0.02	0.07

Adjusted earnings per share	$4.08	$3.99	$4.12	$4.33	$4.38

(a)
In 2017, upon enactment of the TCJA, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, Con Edison decreased its net deferred tax liabilities by $5,312 million, recognized $259 million (or $0.85 per share) in net income, decreased its regulatory asset for future income tax by $1,250 million, decreased its regulatory asset for revenue taxes by $90 million, and accrued a regulatory liability for federal income tax rate change of $3,713 million. In 2018, Con Edison recognized $42 million of income tax expense resulting from a re-measurement of its deferred tax assets and liabilities following the issuance of the proposed TCJA regulations. See “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

(b)
The amount of income taxes was calculated using a combined federal and state income tax rate between 22-24% for the year ended December 31, 2019, a combined federal and state income tax rate of 28% for the year ended December 31, 2018 and a combined federal and state income tax rate of 40% for the years ended December 31, 2015-2017.

(c)
Gain recognized with respect to jointly-owned renewable energy production projects upon completion of the acquisition of Sempra Solar Holdings, LLC, net of transaction costs for the acquisition. See Note U to the financial statements in Item 8.

(d)
Income attributable to the non-controlling interest of a tax-equity investor in renewable electric production projects accounted for under the hypothetical liquidation at book value (HLBV) method of accounting. See Note Q to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2019	11

Item 1:    Business

12	CON EDISON ANNUAL REPORT 2019

Incorporation By Reference
Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

CON EDISON ANNUAL REPORT 2019	13

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

Con Edison

CECONY	O&R	Clean Energy Businesses	Con Edison Transmission
	• RECO		• CET Electric
• CET Gas
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
Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted electric and gas assets. The company invests to provide reliable, resilient, safe and clean energy critical for New York City’s growing economy. The company is an industry leading owner and operator of contracted, large-scale solar generation in the United States. Con Edison is a responsible neighbor, helping the communities it serves become more sustainable.

CECONY
Electric
CECONY provides electric service to approximately 3.5 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 19,796 MMlb of steam annually to approximately 1,589 customers in parts of Manhattan.

14	CON EDISON ANNUAL REPORT 2019

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

Clean Energy Businesses
Con Edison Clean Energy Businesses, Inc., together with its subsidiaries, are referred to in this report as the Clean Energy Businesses. The Clean Energy Businesses develop, own and operate renewable and energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. In December 2018, the Clean Energy Businesses acquired Sempra Solar Holdings, LLC. See Note U to the financial statements in Item 8.

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and has been selected to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC, a joint venture that owns and operates an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation, which operates a gas storage facility in upstate New York. In addition, CET Gas owns a 12.5 percent interest (that is expected to be reduced to approximately 10 percent based on the current project cost estimate) in Mountain Valley Pipeline LLC, a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia (Mountain Valley Pipeline). See “Con Edison Transmission,” below. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Utility Regulation
State Utility Regulation

Regulators
The Utilities are subject to regulation by the NYSPSC, which under the New York Public Service Law, is authorized to set the terms of service and the rates the Utilities charge for providing service in New York. See “Rate Plans,” below and in Note B to the financial statements in Item 8. The NYSPSC also approves the issuance of the Utilities’ securities and transactions between the Utilities and Con Edison and its other subsidiaries. See “Capital Resources,” below and Note S to the financial statements in Item 8. The NYSPSC exercises jurisdiction over the siting of electric transmission lines in New York State (see “Con Edison Transmission,” below) and approves mergers or other business combinations involving New York utilities. In addition, under the New York Public Service Law, the NYSPSC has the authority to (i) impose penalties on New York utilities, which could be material, for violating state utility laws and regulations and its orders; (ii) review, at least every five years, an electric utility’s capability to provide safe, adequate and reliable service, order the utility to comply with additional and more stringent terms of service than existed prior to the review, assess the continued operation of the utility as the provider of electric service in its service territory and propose, and act upon, such measures as are necessary to ensure safe and adequate service; and (iii) based on findings of repeated violations of the New York Public Service Law or rules or regulations adopted thereto that demonstrate a failure of a combination gas and electric utility to continue to provide safe and adequate service, revoke or modify an operating certificate issued to the utility by the NYSPSC (following consideration of certain factors, including public interest and standards deemed necessary by the NYSPSC to ensure continuity of service, and due process). See “Other Regulatory Matters” in Note B to the financial statements in Item 8. O&R’s New Jersey subsidiary, RECO, is subject to regulation by the New Jersey Board of Public Utilities (NJBPU). The NYSPSC, together with the NJBPU, are referred to herein as state utility regulators.

CON EDISON ANNUAL REPORT 2019	15

New York Utility Industry
Restructuring in the 1990s
In the 1990s, the NYSPSC restructured the electric utility industry in the state. In accordance with NYSPSC orders, the Utilities sold all of their electric generating facilities other than those that also produce steam for CECONY’s steam business (see "Electric Operations – Electric Facilities," below) and provided all of their customers the choice to buy electricity or gas from the Utilities or other suppliers (see "Electric Operations – Electric Sales and Deliveries" and "Gas Operations – Gas Sales and Deliveries," below). In 2019, 63 percent of the electricity and 35 percent of the gas CECONY delivered to its customers, and 56 percent of the electricity and 36 percent of the gas O&R delivered to its customers, was purchased by the customers from other suppliers. In addition, the Utilities no longer control and operate their bulk power electric transmission facilities. See “New York Independent System Operator (NYISO),” below.
Following industry restructuring, there were several utility mergers as a result of which substantially all of the electric and gas delivery service in New York State is now provided by one of five investor-owned utility companies – Con Edison, National Grid plc, Avangrid, Inc. (an affiliate of Iberdrola, S.A.), National Fuel Gas Company or CH Energy Group, Inc. (a subsidiary of Fortis Inc.) – or one of two state authorities – New York Power Authority (NYPA) or Long Island Power Authority.

Reforming the Energy Vision
In April 2014, the NYSPSC began a multi-year process --Reform the Energy Vision (REV)-- to improve electric system efficiency and reliability, encourage renewable energy resources, support distributed energy resources (DER), and enable more customer choice. DER includes distributed generation (such as solar electric production facilities, fuel cells and micro-turbines), energy storage, demand reduction and energy efficiency programs. Following early REV proceedings, implementation of REV has shifted to separate related proceedings generally focused on three tracks.
Track 1 - Integrate DER into the Electric System
The NYSPSC is addressing development by New York electric utilities of a distributed system platform to manage and coordinate DER in their service areas, under NYSPSC regulation, and to provide customers, together with third parties, with data and tools to better manage their energy use. The NYSPSC has required the utilities to file distributed system implementation plans and energy efficiency plans (see “Environmental Matters - Climate Change," below). The NYSPSC has limited the circumstances under which utilities would be allowed to own DER and made utility affiliate ownership of DER within the utility’s service territory subject to market power protections. The NYSPSC also ordered the utilities to develop demonstration projects to inform distributed system platform business models and to measure customer response to REV markets, and approved cost recovery mechanisms for these projects. Through December 2019, the NYSPSC staff has approved nine CECONY, three O&R, and one joint CECONY-O&R demonstration projects.
The NYSPSC approved CECONY’s advanced metering infrastructure (AMI) plan for its electric and gas delivery businesses, subject to a cap on capital expenditures of $1,285 million. AMI components including smart meters, a communication network, information technology systems and business applications will facilitate REV initiatives. The plan provides for full deployment of AMI to CECONY’s customers by 2022. The NYSPSC has also authorized O&R to expend $98 million to deploy AMI for all of its New York customers.
Track 2 - Modify Ratemaking Design to Promote REV Objectives
The NYSPSC adopted a ratemaking and utility revenue framework with four ways for utilities to achieve earnings: traditional cost-of-service earnings; earnings tied to non-traditional alternatives that reduce utility capital spending and provide consumer benefit as defined by the NYSPSC; earnings from outcome-based performance measures; and, to a lesser extent, earnings from market-facing platform development activities. The NYSPSC has indicated that existing measures for negative revenue adjustments for utility failure to meet basic service standards should generally be retained and net utility plant reconciliations should be modified to encourage cost-effective DER as an alternative to traditional utility capital investment. The Utilities’ current New York rate plans include earnings adjustments, negative revenue adjustments and net utility plant reconciliation mechanisms. See “Rate Plans” in Note B to the financial statements in Item 8.
The NYSPSC established a benefit-cost analysis framework for, among other things, utility proposals to meet system needs through non-traditional DER alternatives that meet distribution system needs. The framework’s primary measure is a societal cost test that, in addition to addressing avoided utility costs, quantifies certain environmental externalities and, where appropriate, other externalities. At the NYSPSC’s direction, CECONY and

16	CON EDISON ANNUAL REPORT 2019

O&R, and the other electric utilities, have developed and filed benefit-cost analysis handbooks with their distributed system implementation plans to guide DER providers in structuring their projects and proposals.
The NYSPSC began to change compensation for DER and phase out net energy metering in 2015. In New York, net energy metering compensates kilowatt-hours exported to the electric distribution system at the full service rate (that is production plus delivery plus taxes and fees). The NYSPSC allowed all existing resources to keep their current rate treatment and delayed making significant changes to policies affecting new residential and small commercial private rooftop solar until 2021. Larger installations, including new commercial and industrial projects and new community solar projects, will be paid for the value of their exports to the electricity distribution system. The new policy is intended to limit bill increases to two percent, reducing the impact of this policy on non-participating residential customers that would have occurred under net energy metering but the NYSPSC has permitted exceptions to this policy. In 2019, the NYSPSC changed the components of DER compensation. Most recently, the NYSPSC modified the rules applicable to fuel cells to avoid excessive cost-shifting to non-DER customers.
In December 2018, the NYSPSC approved CECONY’s pricing pilot for residential and small-commercial customers that will test seven different types of rate designs, including demand-based distribution rates and a subscription-based distribution rate.
Track 3 - Support State Energy Plan Clean Energy Goals
In August 2016, the NYSPSC established a clean energy standard to achieve the State Energy Plan’s goals to provide 50 percent of the State’s electricity from renewable resources, to reduce carbon emissions by 40 percent by 2030 and to support the continued operation of upstate nuclear plants. In 2019, New York State enacted a climate law (the Climate Leadership and Community Protection Act or CLCPA) that establishes a goal of 70 percent of the electricity procured by load serving entities regulated by the NYSPSC to be produced by renewable energy systems by 2030 and requires the statewide electrical demand system to have zero emissions by 2040. See “Environmental Matters - Climate Change,” below.
Since 2017, load serving entities, including CECONY and O&R for their full-service customers, are required to obtain renewable energy credits (RECs) and zero-emissions credits (ZECs) in amounts determined by the NYSPSC. Load serving entities may satisfy their REC obligation by either purchasing RECs acquired through central procurement by the New York State Energy Research and Development Authority (NYSERDA), by self-supply through direct purchase of tradable RECs, or by making alternative compliance payments. The NYSPSC has not authorized New York utilities to own renewable electric production projects (except in limited circumstances, such as CECONY's shared solar pilot program for low-income customers) or required utilities to sign power purchase agreements with owners of such projects. Load serving entities purchase ZECs from NYSERDA at prices determined by the NYSPSC.
In July 2018, the NYSPSC established an offshore wind renewable energy standard, authorizing NYSERDA to implement Phase 1 of New York State's offshore wind program by procuring offshore wind renewable energy credits (ORECs) associated with 800 MW or more of offshore wind installed capacity. Load-serving entities, such as CECONY and O&R, will be required to purchase ORECs from NYSERDA beginning in 2025 when projects are expected to begin operation. In October 2019, NYSERDA entered into a 25-year power purchase agreement (PPA) with Equinor Wind US LLC for its 816 MW Empire Wind Project, and a 25-year PPA with Sunrise Wind LLC for its 880 MW Sunrise Wind Project.
In May 2018, the NYSPSC initiated a proceeding on the role of electric utilities in providing needed infrastructure and rate options to advance adoption of electric vehicles. The NYSPSC has approved CECONY’s Smart Charge incentive program for off-peak charging. In addition, the NYSPSC approved an incentive program for direct current fast charging stations to assist publicly-accessible station owners with the costs necessary to become operational. CECONY's current rate plan includes additional electric vehicle programs. In January 2020, the NYSPSC released a staff whitepaper that, among other things, recommends additional incentives for electric vehicle charging stations.
In December 2018, the NYSPSC issued an order establishing an energy storage goal of up to 3,000 MW of energy storage by 2030 with an interim objective of 1,500 MW by 2025. In December 2018, the NYSPSC issued an order requiring CECONY to file an implementation plan for a competitive procurement process to deploy 300 MW of energy storage while O&R and the other electric utilities must plan to deploy 10 MW each. CECONY and O&R filed their implementation plans in February 2019.
Also in December 2018, the NYSPSC issued an energy efficiency order intended to double utility energy efficiency programs between 2019 and 2025 to achieve a statewide reduction of 185 TBtu (trillion British thermal units) of

CON EDISON ANNUAL REPORT 2019	17

energy by 2025 with utilities to achieve a statewide energy reduction of 31 TBtu by 2025. The NYSPSC also required a separate target of at least five TBtu reduction through development of a targeted heat pump program to be developed by the utilities. In January 2020, the NYSPSC issued an order directing energy efficiency targets and budgets for New York utilities. See “Environmental Matters – Climate Change,” below.
In August 2019, following the enactment of the CLCPA (see “Environmental Matters – Climate Change,” below), the NYSPSC initiated a proceeding to “reconcile resource adequacy programs with New York State’s renewable energy and environmental emission reduction goals.” See “New York Independent System Operation (NYISO),” below.

REV and the various implementation proceedings are continuing. The Companies are not able to predict the outcome of the proceedings or their impact.
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
For information about the Utilities’ rate plans, see Note B to the financial statements in Item 8.

18	CON EDISON ANNUAL REPORT 2019

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

The NYSPSC has approved a scorecard for use as a guide to assess electric utility performance in restoring electric service during outages that result from a major storm. The scorecard could also be applied by the NYSPSC for other outages or actions. The scorecard includes performance metrics in categories for preparation, operations response and communications.
Each New York electric utility is required to submit to the NYSPSC annually an emergency response plan for the reasonably prompt restoration of service in the case of widespread outages in the utility’s service territory due to storms or other events beyond the control of the utility. If, after evidentiary hearings or other investigatory proceedings, the NYSPSC finds that the utility failed to implement its plan reasonably, the NYSPSC may deny recovery of any part of the service restoration costs caused by such failure. In July 2019, the NYSPSC approved emergency response plans for CECONY and O&R. In December 2019, CECONY and O&R each submitted updated plans for 2020.

Generic Proceedings
The NYSPSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in New York State. Proceedings include the REV proceeding and related implementation proceedings, discussed above, and proceedings relating to data access, retail access, utility staffing levels, and energy efficiency and renewable energy programs. The Utilities are typically active participants in such proceedings.

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

CON EDISON ANNUAL REPORT 2019	19

electricity to customers in New York State have generating capacity (owned, procured through the NYISO capacity markets or contracted for) in an amount equal to the peak demand of their customers plus the applicable reserve margin. In addition, the NYISO has determined that entities that serve customers in New York City must procure sufficient capacity from resources that are electrically located in New York City to cover a substantial percentage of the peak demands of their New York City customers. The NYISO also requires entities that serve customers in the Lower Hudson Valley and New York City customers that are served through the Lower Hudson Valley to procure sufficient capacity from resources electrically located in the Lower Hudson Valley. These requirements apply both to regulated utilities such as CECONY and O&R for the customers they supply under regulated tariffs and to other load serving entities that supply customers on market terms. RECO, O&R’s New Jersey subsidiary, provides electric service in a portion of its service territory that has a different independent system operator – PJM Interconnection LLC (PJM). See “CECONY – Electric Operations – Electric Supply” and “O&R – Electric Operations – Electric Supply,” below.

Competition
The subset of DERs that produce electricity are collectively referred to as distributed generation (DG). DG includes solar energy production facilities, fuel cells, battery energy storage and micro-turbines, and provide an alternative source of electricity for the Utilities’ electric delivery customers. Typically, customers with DG remain connected to the utility’s delivery system and pay a different rate. Gas delivery customers have electricity, oil and propane as alternatives, and steam customers have electricity and natural gas as alternative sources for heating and cooling their buildings. Micro-grids and community-based micro-grids enable distributed generation to serve multiple locations and multiple customers. Other DERs, such as demand reduction and energy efficiency investments, provide ways for the energy consumers within the Utilities’ service areas to manage their energy usage. The Companies expect DERs and electric alternatives to gas heating, to increase as the CLCPA enacted by New York State and the Climate Mobilization Act enacted by New York City in 2019 are implemented. See “Environmental Matters - Climate Change,” below.  CECONY’s smart solutions for gas customers include energy efficiency and heating electrification programs.  See “CECONY- Gas Operations - Gas Peak Demand,” below. The following table shows the aggregate capacities of the DG projects connected to the Utilities’ distribution systems at the end of the last five years:

Technology	CECONY					O&R
Total MW, except project number	2015	2016	2017	2018	2019	2015	2016	2017	2018	2019
Internal-combustion engines	103	104	108	110	114	1	2	2	2	3
Photovoltaic solar	95	135	178	226	276	46	63	75	96	121
Battery energy storage	—	—	—	—	8	—	—	—	—	1
Gas turbines	40	40	48	48	48	20	20	20	20	20
Micro turbines	10	10	14	17	18	1	1	1	1	1
Fuel cells	8	9	12	13	20	—	—	—	—	—
Steam turbines	3	4	6	6	6	—	—	—	—	—
Landfill	—	—	—	—	—	2	2	2	2	2
Total distribution-level DG	259	302	366	420	490	70	88	100	121	148
Number of DG projects	7,451	12,928	18,090	23,942	30,539	3,718	5,409	6,537	7,566	8,687
The Clean Energy Businesses participate in competitive renewable and energy infrastructure projects and provide energy-related products and services that are subject to different risks than those found in the businesses of the Utilities. See "Clean Energy Businesses," below. Con Edison Transmission invests in electric and gas transmission and gas storage projects, the current and prospective customers of which may have competitive alternatives. See "Con Edison Transmission," below.

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

20	CON EDISON ANNUAL REPORT 2019

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

Electric Operations
Electric Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $19,602 million and $18,716 million at December 31, 2019 and 2018, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $3,380 million and $3,106 million at December 31, 2019 and 2018, respectively, and for its portion of the steam-electric generation facilities, the costs for utility plant, net of accumulated depreciation, were $591 million and $592 million, at December 31, 2019 and 2018, respectively. See "CECONY – Steam Operations – Steam Facilities," below.
Distribution Facilities
CECONY owns 62 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2019, the company’s distribution system had a transformer capacity of 32,812 MVA, with 37,059 miles of overhead distribution lines and 97,844 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States.

Transmission Facilities
CECONY’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2019, the company owned or jointly owned 569 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 755 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 39 transmission substations and 62 area stations are supplied by circuits operated at 69 kV and above. For information about transmission projects to address, among other things, reliability concerns associated with the scheduled closure of the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) see “CECONY – Electric Operations – Electric Supply” and “Con Edison Transmission,” below. CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas, Connecticut Light & Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Generating Facilities
CECONY’s electric generating facilities consist of plants located in Manhattan whose primary purpose is to produce steam for the company's steam business. The facilities have an aggregate capacity of 705 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2020 for use in these facilities.

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

CON EDISON ANNUAL REPORT 2019	21

	Year Ended December 31,
	2015	2016	2017	2018	2019
Electric Energy Delivered (millions of kWh)
CECONY full service customers	20,206	19,886	19,227	20,452	20,579
Delivery service for retail choice customers	26,662	26,813	26,136	26,266	24,754
Delivery service to NYPA customers and others	10,147	10,046	9,955	10,119	9,821
Total Deliveries in Franchise Area	57,015	56,745	55,318	56,837	55,154
Electric Energy Delivered ($ in millions)
CECONY full service customers	$4,757	$4,404	$4,348	$4,706	$4,535
Delivery service for retail choice customers	2,714	2,768	2,712	2,624	2,470
Delivery service to NYPA customers and others	600	610	623	652	644
Other operating revenues	101	324	289	(11)	413
Total Deliveries in Franchise Area	$8,172	$8,106	$7,972	$7,971	$8,062
Average Revenue per kWh Sold (Cents)
Residential	26.3	24.9	25.3	26.4	25.3
Commercial and industrial	20.6	19.1	19.7	19.3	18.6

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in CECONY’s service area occurs during the summer air conditioning season. The weather during the summer of 2019 was cooler than design weather conditions. CECONY’s 2019 service area actual hourly peak demand was 12,389 MW, which occurred on July 17, 2019. “Design weather conditions” for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, design weather conditions do not include these programs’ potential impact. However, the CECONY forecasted hourly peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under design weather conditions, the 2020 service area hourly peak demand will be 13,220 MW. As of January 2020, the company forecasts an average annual decrease in hourly electric peak demand in its service area at design weather conditions over the next five years to be approximately 0.1 percent per year, including the effect of certain electric energy efficiency programs. The five-year forecast in peak demand is used by the company for electric supply planning purposes.

Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2019 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. The company expects that these resources will again be adequate to meet the requirements of its customers in 2020. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for electric generating capacity, see Notes I and O to the financial statements in Item 8. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO’s wholesale electricity market.
CECONY owns generating stations in New York City associated primarily with its steam system. As of December 31, 2019, the generating stations had a combined electric capacity of approximately 705 MW, based on 2019 summer test ratings. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities,” above.
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

22	CON EDISON ANNUAL REPORT 2019

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
In November 2012, the NYSPSC directed CECONY to work with NYPA to develop a contingency plan to address reliability concerns associated with the potential closure of the nuclear power plant at the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries). In January 2017, New York State officials announced that, under an agreement reached with Entergy, one of the two nuclear reactors at Indian Point is scheduled to shut down by April 2020, while the other is scheduled to be closed a year later. In December 2017, the NYISO indicated that the two units may be retired on or after these dates. The NYISO also indicated that over its ten-year planning period, through 2027, there is no anticipated reliability need if three expected units finalize construction and enter service. Two of the units, Bayonne Energy Center II Uprate (Zone J, 120 MW) and CPV Valley Energy Center (Zone G, 678 MW) entered service in 2018 (with the latter in litigation regarding its air permit) and the other unit, Cricket Valley Energy Center (Zone G, 1,020 MW), is under construction and has a March 2020 target in-service date.

In December 2018, in anticipation of the New York State Department of Environmental Conservation (NYSDEC) emissions regulations that were issued in December 2019, the NYSPSC indicated its intention to order CECONY to develop a contingency plan to address reliability concerns associated with the potential retirement of fossil-fueled electric generating units owned by CECONY and others that will be affected by the new NYSDEC rule. The NYSDEC rule limits nitrous oxides (NOx) emissions during the ozone season from May through September and is expected to impact older peaking units that are generally located downstate and needed during periods of high electric demand or for local reliability purposes. Compliance with the rule will require impacted units (up to 3,400 MW in New York City and Long Island) to cease operation during the ozone season, install emission controls, repower, or retire by 2023 or 2025. CECONY will submit a contingency plan to address any potential reliability concerns once ordered to do so by the NYSPSC.

Gas Operations
Gas Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $7,961 million and $7,107 million at December 31, 2019 and 2018, respectively.

Natural gas is delivered by pipeline to CECONY at various points in or near its service territory and is distributed to customers by the company through an estimated 4,318 miles of mains and 376,306 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store 1,062 MDt of which a maximum of about 240 MDt can be withdrawn per day. The company has about 1,226 MDt of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 71.2 percent owned by CET Gas and 28.8 percent owned by CECONY.

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

CON EDISON ANNUAL REPORT 2019	23

	Year Ended December 31,
	2015	2016	2017	2018	2019
Gas Delivered (MDt)
Firm sales
Full service	77,197	75,892	83,005	92,305	87,637
Firm transportation of customer-owned gas	72,864	68,442	71,353	82,472	81,710
Total Firm Sales	150,061	144,334	154,358	174,777	169,347
Interruptible sales (a)	6,332	8,957	7,553	7,351	9,903
Total Gas Delivered to CECONY Customers	156,393	153,291	161,911	182,128	179,250
Transportation of customer-owned gas
NYPA	44,038	43,101	37,033	34,079	39,643
Other (mainly generating plants and interruptible transportation)	104,857	109,000	83,117	93,346	72,712
Off-system sales	389	—	55	195	12
Total Sales	305,677	305,392	282,116	309,748	291,617
Gas Delivered ($ in millions)
Firm sales
Full service	$956	$933	$1,136	$1,356	$1,327
Firm transportation of customer-owned gas	458	426	524	595	593
Total Firm Sales	1,414	1,359	1,660	1,951	1,920
Interruptible sales	46	34	35	40	42
Total Gas Delivered to CECONY Customers	1,460	1,393	1,695	1,991	1,962
Transportation of customer-owned gas
NYPA	2	2	2	2	2
Other (mainly generating plants and interruptible transportation)	54	57	56	57	54
Off-system sales	1	—	—	—	—
Other operating revenues (mainly regulatory amortizations)	11	56	148	28	114
Total Sales	$1,528	$1,508	$1,901	$2,078	$2,132
Average Revenue per Dt Sold
Residential	$13.91	$13.96	$15.35	$16.71	$17.33
General	$9.73	$9.47	$10.86	$11.31	$11.55

(a)	Includes 1,229, 4,708, 3,816, 3,326 and 5,484 MDt for 2015, 2016, 2017, 2018 and 2019, respectively, which are also reflected in firm transportation and other.
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand
The gas actual peak day demand for firm sales customers in CECONY’s service area occurs during the winter heating season and during the winter of 2019/2020 (through January 31, 2020) occurred on December 19, 2019 when the firm sales customers' demand reached approximately 1,284 MDt. “Design weather conditions” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2020/2021 service area peak day demand for firm sales customers will be 1,698 MDt. The forecasted peak day demand for firm sales customers at design conditions does not include gas used by interruptible gas customers including electric and steam generating stations. As of January 2020, the company forecasts an average annual growth of the gas peak day demand for firm sales customers over the next five years at design conditions to be approximately 1.5 percent in its service area, including the effect of certain gas energy efficiency programs and the temporary moratorium described below. The five-year forecast in peak demand is used by the company for gas supply planning purposes.

In January 2019, due to gas supply constraints, the company filed notice with the NYSPSC to establish a temporary moratorium beginning in March 2019 on new applications for firm gas service in most of Westchester County. Also, in January 2019, the NYSPSC Chair announced that its staff will lead a review of the changing market conditions that gave rise to CECONY’s decision to establish the temporary moratorium and issue a report considering, among other things, economic development and the state’s transition to clean energy sources. In February 2019, the NYSPSC staff commenced the moratorium investigation.

24	CON EDISON ANNUAL REPORT 2019

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
Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $315 million in 2019, including $278 million for CECONY. See “Contractual Obligations,” below. At December 31, 2019, the contracts were for various terms extending to 2020 for supply and 2039 for transportation and storage. During 2019, CECONY entered into one new transportation contract. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Recoverable Energy Costs” in Note A, Note P and Note S to the financial statements in Item 8.

Steam Operations
Steam Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for steam facilities, including steam's portion of the steam-electric generation facilities, were $1,813 million and $1,830 million at December 31, 2019 and 2018, respectively. See "CECONY – Electric Operations – Electric Facilities," above.
CECONY generates steam at one steam-electric generating station and four steam-only generating stations and distributes steam to its customers through approximately 104 miles of transmission, distribution and service piping.

Steam Sales and Deliveries
CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2015	2016	2017	2018	2019
Steam Sold (MMlb)
General	538	465	490	593	536
Apartment house	6,272	5,792	5,754	6,358	5,919
Annual power	15,109	13,722	13,166	14,811	13,340
Total Steam Delivered to CECONY Customers	21,919	19,979	19,410	21,762	19,795
Steam Sold ($ in millions)
General	$29	$23	$26	$30	$27
Apartment house	176	148	158	174	160
Annual power	453	378	392	441	395
Other operating revenues	(29)	2	19	(14)	45
Total Steam Delivered to CECONY Customers	$629	$551	$595	$631	$627
Average Revenue per Mlb Sold	$30.02	$27.48	$29.68	$29.64	$29.40
For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Steam Peak Demand and Capacity
The steam actual hourly peak demand in CECONY’s service area occurs during the winter heating season and during the winter of 2019/2020 (through January 31, 2020) occurred on December 19, 2019 when the actual hourly demand reached approximately 7.1 MMlb per hour. “Design weather conditions” for the steam system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. The company’s estimate for the winter of 2020/2021 hourly peak demand of its steam customers is about 8.4 MMlb per hour under design weather conditions. As of January 2020, the company forecasts an average annual decrease in steam hourly peak demand in its service area at design weather conditions over the next five years to be approximately 0.4 percent. The five year forecast in peak demand is used by the company for steam asset management purposes.
On December 31, 2019, the steam system was capable of delivering approximately 11.4 MMlb of steam per hour, and CECONY estimates that the system will have the same capability in the 2020/2021 winter.

CON EDISON ANNUAL REPORT 2019	25

Steam Supply
38 percent of the steam produced by CECONY in 2019 was supplied by the company’s steam-only generating assets; 44 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 18 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R
Electric Operations
Electric Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $1,074 million and $1,034 million at December 31, 2019 and 2018, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $254 million and $227 million at December 31, 2019 and 2018, respectively.
O&R and RECO own, in whole or in part, transmission and distribution facilities which include 543 circuit miles of transmission lines, 15 transmission substations, 64 distribution substations, 89,395 in-service line transformers, 3,745 pole miles of overhead distribution lines and 2,200 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.

Electric Sales and Deliveries
O&R delivers electricity to its full-service customers who purchase electricity from the company. The company also delivers electricity to its customers who purchase electricity from other suppliers through the company’s retail choice program.
The company charges all customers in its service area for the delivery of electricity. O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. O&R’s New York electric revenues (which accounted for 76 percent of O&R’s electric revenues in 2019) are subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism. O&R’s electric sales and deliveries for the last five years were:

	Year Ended December 31,
	2015	2016	2017	2018	2019
Electric Energy Delivered (millions of kWh)
Total deliveries to O&R full service customers	2,499	2,555	2,435	2,643	2,617
Delivery service for retail choice customers	3,237	3,180	2,976	2,974	2,885
Total Deliveries In Franchise Area	5,736	5,735	5,411	5,617	5,502
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$441	$426	$433	$453	$429
Delivery service for retail choice customers	213	213	201	201	191
Other operating revenues	9	(2)	8	(12)	14
Total Deliveries In Franchise Area	$663	$637	$642	$642	$634
Average Revenue Per kWh Sold (Cents)
Residential	19.2	18.4	19.8	19.1	18.2
Commercial and Industrial	15.4	14.3	15.0	14.4	13.9
For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in O&R’s service area occurs during the summer air conditioning season. The weather during the summer of 2019 was cooler than design conditions. O&R’s 2019 service area actual hourly peak demand was 1,446 MW, which occurred on July 21, 2019. “Design weather” for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, design weather conditions do not include these programs’ potential impact. However, the O&R forecasted hourly peak demand at design conditions does

26	CON EDISON ANNUAL REPORT 2019

include the impact of certain demand reduction programs. The company estimates that, under design weather conditions, the 2020 service area peak demand will be 1,555 MW. The company forecasts an average annual decrease in hourly electric peak demand in its service area at design conditions over the next five years to be approximately 0.2 percent, including the effect of certain electric energy efficiency programs. The five-year forecast in peak demand is used by the company for electric supply planning purposes.

Electric Supply
The electricity O&R sold to its full-service customers in 2019 was purchased under firm power contracts or through the wholesale electricity market. The company expects that these resources will again be adequate to meet the requirements of its customers in 2020. O&R does not own any electric generating capacity. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts or purchased through the wholesale electricity market. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases. For information about the company’s contracts, see Note O to the financial statements in Item 8.
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

Gas Operations
Gas Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $656 million and $607 million at December 31, 2019 and 2018, respectively. Natural gas is delivered by pipeline to O&R at various points in or near its service territory and is distributed to customers by the company through an estimated 1,876 miles of mains and 105,894 service lines.

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

	Year Ended December 31,
	2015	2016	2017	2018	2019
Gas Delivered (MDt)
Firm sales
Full service	9,348	9,723	10,480	12,050	12,537
Firm transportation	11,752	10,381	9,873	9,950	9,459
Total Firm Sales	21,100	20,104	20,353	22,000	21,996
Interruptible sales	4,205	3,853	3,771	3,746	3,668
Total Gas Delivered to O&R Customers	25,305	23,957	24,124	25,746	25,664
Transportation of customer-owned gas
Sales for resale	906	867	896	959	914
Sales to electric generating stations	25	18	9	1	4
Off-system sales	62	16	6	15	1
Total Sales	26,298	24,858	25,035	26,721	26,583

CON EDISON ANNUAL REPORT 2019	27

	Year Ended December 31,
	2015	2016	2017	2018	2019
Gas Delivered ($ in millions)
Firm sales
Full service	$91	$99	$139	$166	$161
Firm transportation	68	70	74	78	63
Total Firm Sales	159	169	213	244	224
Interruptible Sales	3	3	7	6	6
Total Gas Delivered to O&R Customers	162	172	220	250	230
Transportation of customer-owned gas
Sales to electric generating stations	—	—	—	—	—
Other operating revenues	20	12	12	(1)	29
Total Sales	$182	$184	$232	$249	$259
Average Revenue Per Dt Sold
Residential	$10.11	$10.71	$13.86	$14.22	$13.32
General	$8.24	$8.17	$11.08	$11.80	$10.68
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note N to the financial statements in Item 8.

Gas Peak Demand
The gas actual peak day demand for firm sales customers in O&R’s service area occurs during the winter heating season and during the winter of 2019/2020 (through January 31, 2020) occurred on December 19, 2019 when the firm sales customers' demand reached approximately 185 MDt. “Design Weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2020/2021 service area peak day demand for firm sales customers will be 230 MDt. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric generating stations. The company forecasts an average annual growth of the gas peak day demand for firm sales customers over the next five years at design conditions to be approximately 0.7 percent in its service area, including the effect of certain gas energy efficiency programs. The five-year forecast in peak demand is used by the company for gas supply planning purposes.

Gas Supply
O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

28	CON EDISON ANNUAL REPORT 2019

Clean Energy Businesses

The following table provides information about the Clean Energy Businesses' renewable electric production projects that are in operation and/or in construction at December 31, 2019:

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual/Expected In-Service Date (b)	State	PPA Counterparty (c)
Utility Scale
Solar
PJM assets	54	(d)	2011/2013	New Jersey/Pennsylvania	Various
New England assets	24	Various	2011/2017	Massachusetts/Rhode Island	Various
California Solar (e)	110	25	2012/2013	California	PG&E
Mesquite Solar 1 (e)	165	20	2013	Arizona	PG&E
Copper Mountain Solar 2 (e)	150	25	2013/2015	Nevada	PG&E
Copper Mountain Solar 3 (e)	255	20	2014/2015	Nevada	SCPPA
California Solar 2 (e)	80	20	2014/2016	California	SCE/PG&E
Texas Solar 4 (e)	40	25	2014	Texas	City of San Antonio
Texas Solar 5 (e)	100	25	2015	Texas	City of San Antonio
Texas Solar 7 (e)	112	25	2016	Texas	City of San Antonio
California Solar 3 (e)	110	20	2016/2017	California	SCE/PG&E
Upton Solar (e)	158	25	2017	Texas	City of Austin
California Solar 4 (e)	240	20	2017/2018	California	SCE
Copper Mountain Solar 1 (e)	58	12	2018	Nevada	PG&E
Copper Mountain Solar 4 (f) (e)	94	20	2018	Nevada	SCE
Mesquite Solar 2 (f) (e)	100	18	2018	Arizona	SCE
Mesquite Solar 3 (f) (e)	150	23	2018	Arizona	WAPA (U.S. Navy)
Great Valley Solar (f) (e)	200	17	2018	California	MCE/SMUD/PG&E/SCE
Other	26	Various	Various	Various	Various
Total Solar	2,226
Wind
Broken Bow II (e)	75	25	2014	Nebraska	NPPD
Wind Holdings (e)	180	Various	Various	South Dakota/ Montana	NWE/Basin Electric
Adams Rose Wind (e)	23	7	2016	Minnesota	Dairyland
Coram Wind (e)	102	16	2016	California	PG&E
Other	22	Various	Various	Various	Various
Total Wind	402
Total MW (AC) in Operation	2,628
Total MW (AC) in Construction	417
Total MW (AC) Utility Scale	3,045
Behind the Meter
Total MW (AC) in Operation	54
Total MW (AC) in Construction	2
Total MW Behind the Meter	56

(a)	Represents PPA contractual term or remaining term from the date of acquisition.

(b)	Represents Actual/Expected In-Service Date or date of acquisition.

(c)
PPA Counterparties include: Pacific Gas and Electric Company (PG&E), Southern California Public Power Authority (SCPPA), Southern California Edison Company (SCE), Western Area Power Administration (WAPA), Marin Clean Energy (MCE), Sacramento Municipal Utility District (SMUD), Nebraska Public Power District (NPPD) and NorthWestern Energy (NWE). For information about PG&E’s bankruptcy, see “Long-Lived and Intangible Assets” in Note A to the financial statements in Item 8.

(d)	Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2023.

(e)	Project has been pledged as security for project debt financing. See Con Edison's Consolidated Statement of Capitalization in Item 8.

(f)	Projects are financed with tax equity. See Note Q to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2019	29

Renewable Electric Generation
The Clean Energy Businesses develop, own and operate renewable and energy infrastructure projects. In December 2018, the Clean Energy Businesses acquired Sempra Solar Holdings, LLC to expand the company's renewable energy asset portfolio. See Note U to the financial statements in Item 8. The Clean Energy Businesses focus their efforts on utility scale renewable electric production projects. The output of most of the projects is sold under long-term power purchase agreements (PPA) with utilities and municipalities. The following table shows the generating capacity (MW AC) of the Clean Energy Businesses' utility scale renewable electric production projects in operation at the end of the last five years:

Generating Capacity (MW AC)	2015	2016	2017	2018	2019
Renewable electric production projects	748	1,098	1,358	2,588	2,628
In January 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of certain of the Clean Energy Businesses' renewable electric production projects with an aggregate of 680 MW (AC) of generating capacity (PG&E Projects) is sold to PG&E under long-term power purchase agreements (PG&E PPAs). At December 31, 2019, Con Edison’s consolidated balance sheet included $819 million of net non-utility plant relating to the PG&E Projects and $282 million of additional projects that secure the PG&E-related project debt, $1,057 million of intangible assets relating to the PG&E PPAs and $1,001 million of non-recourse related project debt. See "Application of Critical Accounting Policies - Accounting for Long-Lived and Intangible Assets" in Item 7 and “Long-Lived and Intangible Assets” in Note A and "Long-term Debt" in Note C to the financial statements in Item 8.

Renewable electric production volumes generated by utility scale assets for the years ended December 31, 2016, 2017, 2018, and 2019 were:

		Millions of kWh Generated
		For the Years Ended December 31,
Description	2016	2017	2018	2019
Renewable electric production projects
Solar	1,565	2,158	2,680	5,506
Wind	651	988	1,074	1,333
Total	2,216	3,146	3,754	6,839

In May 2017, the Clean Energy Businesses sold a development-stage solar electric production project for $11 million. Pursuant to its agreement with the purchaser, the Clean Energy Businesses performed engineering, procurement and construction for the project (which was completed in May 2018). See Note U to the financial statements in Item 8.

Energy-Related Products and Services
The Clean Energy Businesses provide services to manage the dispatch, fuel requirements and risk management activities for 8,636 MW of generating plants and merchant transmission in the northeastern United States owned by unrelated parties, manage energy supply assets leased from others and provide wholesale hedging and risk management services to renewable electric production projects owned by their subsidiaries.

The Clean Energy Businesses also provide energy-efficiency services to government and commercial customers. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies.
For information about the Clean Energy Businesses' results, see "Results of Operations" in Item 7 and Note N to the financial statements in Item 8.

Con Edison Transmission
CET Electric
CET Electric owns a 45.7 percent interest in New York Transco LLC (NY Transco). Affiliates of certain other New York transmission owners own the remaining interests.

30	CON EDISON ANNUAL REPORT 2019

NY Transco's Transmission Owner Transmission Solutions (TOTS) projects were approved by the NYSPSC in October 2013 in its proceeding to address potential needs that could arise should the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) no longer operate. See “CECONY - Electric Operations - Electric Supply,” above.

In April 2015, FERC issued an order granting certain transmission incentives for the NY Transco TOTS projects. In March 2016, the FERC approved a November 2015 settlement agreement that provides, in relation to the TOTS projects described above, a 10 percent return on common equity (which is comprised of 9.5 percent base return on equity plus an additional 50 basis points) and a maximum actual common equity ratio of 53 percent. The revenues for these TOTS projects costs are collected by the NYISO and allocated across New York State, with 63 percent allocated to load serving entities in the CECONY and O&R service areas.

In December 2015, the NYSPSC issued an order in its competitive proceeding to select AC transmission projects that would relieve transmission congestion between upstate and downstate. The NYSPSC determined that there was a public policy need for new transmission to address congestion and directed the NYISO, under its FERC-approved public policy planning process, to request developers to submit transmission project proposals for two segments of the transmission system. In April 2019, the New York Independent System Operator (NYISO) selected a project that was jointly proposed by National Grid and NY Transco ($600 million estimated cost, excluding certain interconnection costs that are not yet determined) that would increase transmission capacity by 1,850 MW between upstate and downstate when combined with another developer’s project that was also selected by the NYISO. The siting, construction and operation of the projects will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. The NYISO and National Grid/NY Transco entered into an agreement for the development and operation of the project, referred to as the New York Energy Solution (NYES) project, that is scheduled for entry into service by December 2023.  In November 2017, FERC approved a settlement agreement with respect to the National Grid/NY Transco project that provides for 10.65 percent return on common equity (which is comprised of a 9.65 percent base ROE, with 100 basis points added for congestion reduction and a cost containment mechanism applicable to certain capital costs) and a maximum actual common equity ratio of 53 percent. Revenues for the NYES project are collected by the NYISO including 100 percent of construction work in progress, and allocated across New York State with 84 percent allocated to load serving entities in the CECONY and O&R service areas.

CET Gas
CET Gas, through its subsidiaries, owns a 50 percent interest in Stagecoach Gas Services LLC (Stagecoach), a 71.2 percent interest in Honeoye Storage Corporation (Honeoye) and an interest, described below, in Mountain Valley Pipeline LLC (MVP). Stagecoach is a joint venture with a subsidiary of Crestwood Equity Partners LP (Crestwood) to own, operate and further develop a gas pipeline and storage business located in northern Pennsylvania and southern New York. Stagecoach provides services to its customers (including CECONY, see Note S to the financial statements in Item 8) through its 181 miles of pipe and 41 Bcf of storage capacity. Honeoye, in which CECONY owns the remaining interest, operates a gas storage facility in upstate New York. MVP is a joint venture with four other partners to construct and operate a proposed 300-mile gas transmission project in West Virginia and Virginia. In October 2017, FERC issued a Certificate of Public Convenience and Necessity for the Mountain Valley Pipeline. Environmental groups filed a rehearing request with FERC and petitioned the U.S. Court of Appeals for the District of Columbia for review of the FERC's order issuing the certificate. In June 2018, FERC denied the environmental groups' requests for rehearing. In February 2019, the court issued an order rejecting the arguments raised by the various parties challenging the FERC certificate order and finding that FERC’s approval of the project was reasonable. In October 2019, the operator of the Mountain Valley pipeline indicated that it expects a late 2020 full in-service date for the project at an overall project cost of $5,300 million to $5,500 million, excluding allowance for funds used during construction. CET Gas, as it was permitted to do under the joint venture agreement, has limited its cash contributions to the joint venture to approximately $530 million and, as a result, expects that its ownership interest in the joint venture will be reduced from 12.5 percent to approximately 10 percent based on the current project cost estimate. At December 31, 2019, CET Gas' cash contributions to the joint venture amounted to $530 million. MVP is currently defending certain agency actions and judicial challenges that must be resolved favorably before the pipeline can be completed. There are other proceedings that may affect MVP, including an investigation of potential criminal and/or civil violations of the Clean Water Act and other federal statutes as they relate to the construction of the pipeline. See Note S and Note U to the financial statements in Item 8.

For information about Con Edison Transmission's results, see "Results of Operations" in Item 7 and Note N to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2019	31

Capital Requirements and Resources
Capital Requirements
The following table contains the Companies’ capital requirements for the years 2017 through 2019 and their current estimate of amounts for 2020 through 2022:

	Actual			Estimate
(Millions of Dollars)	2017	2018	2019	2020	2021	2022
CECONY (a)(b)
Electric	$1,905	$1,861	$1,851	$2,150	$2,162	$2,019
Gas	909	1,050	1,078	1,086	1,060	993
Steam	90	94	91	92	85	87
Sub-total	2,904	3,005	3,020	3,328	3,307	3,099
O&R
Electric	128	138	142	153	155	163
Gas	61	67	61	52	51	54
Sub-total	189	205	203	205	206	217
Con Edison Transmission
CET Electric	—	—	8	10	24	76
CET Gas	66	248	197	1	—	—
Sub-total	66	248	205	11	24	76
Clean Energy Businesses	447	1,791	248	400	400	400
Total capital expenditures	3,606	5,249	3,676	3,944	3,937	3,792
Retirement of long-term securities
Con Edison – parent company	402	2	553	3	1,178	293
CECONY	—	1,836	475	350	640	—
O&R	4	55	62	—	—	—
Clean Energy Businesses (c)	28	45	105	165	149	144
Total retirement of long-term securities	434	1,938	1,195	518	1,967	437
Total capital requirements	$4,040	$7,187	$4,871	$4,462	$5,904	$4,229

(a)
CECONY’s capital expenditures for environmental protection facilities and related studies were $381 million, $490 million and $507 million in 2017, 2018 and 2019, respectively, and are estimated to be $526 million in 2020.

(b)	Amounts shown do not include amounts for the energy efficiency, demand reduction and combined heat and power programs.

(c)
Amount shown includes $73 million of PG&E-related project debt that is amortizing and scheduled to be repaid in 2020. Amount shown does not include $928 million of PG&E-related project debt that, as a result of the PG&E bankruptcy, was reclassified during the first quarter of 2019 on Con Edison’s consolidated balance sheet from long-term debt to long-term debt due within one year. See “Long-Lived and Intangible Assets” in Note A.

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

Estimated capital expenditures for Con Edison Transmission primarily reflect planned investments in transmission projects. Estimated capital expenditures for the Clean Energy Businesses primarily reflect planned investments in renewable electric production projects. Actual capital expenditures for Con Edison Transmission and the Clean Energy Businesses could increase or decrease significantly from the amounts estimated depending on opportunities.

32	CON EDISON ANNUAL REPORT 2019

Contractual Obligations
The following table summarizes the Companies’ material obligations at December 31, 2019 to make payments pursuant to contracts. Long-term debt, capital lease obligations and other noncurrent liabilities are included on their balance sheets. Operating leases and electricity purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization)
CECONY	$15,115	$350	$640	$250	$13,875
O&R	825	—	—	—	825
Clean Energy Businesses (a)	2,737	165	293	451	1,828
Parent	1,474	3	1,471	—	—
Interest on long-term debt (b)	16,582	851	1,566	1,489	12,676
Total long-term debt, including interest	36,733	1,369	3,970	2,190	29,204
Finance lease obligations (Note J)
O&R	1	—	—	—	1
Total capital lease obligations	1	—	—	—	1
Operating leases (Notes J)
CECONY	782	60	112	109	501
O&R	3	1	2	—	—
Clean Energy Businesses	577	17	34	35	491
Total operating leases	1,362	78	148	144	992
Purchase obligations
Electricity power purchase agreements – Utilities (Note I)
CECONY
Energy	1,724	87	181	186	1,270
Capacity (c)	988	169	161	112	546
Total CECONY	2,712	256	342	298	1,816
O&R
Energy and Capacity (c)	86	54	32	—	—
Total electricity and power purchase agreements – Utilities	2,798	310	374	298	1,816
Natural gas supply, transportation, and storage contracts – Utilities (d)
CECONY
Natural gas supply	297	183	102	12	—
Transportation and storage	3,607	289	686	457	2,175
Total CECONY	3,904	472	788	469	2,175
O&R
Natural gas supply	45	27	16	2	—
Transportation and storage	548	44	104	69	331
Total O&R	593	71	120	71	331
Total natural gas supply, transportation and storage contracts	4,497	543	908	540	2,506
Other purchase obligations
CECONY (e)	8,129	1,382	3,052	1,876	1,819
O&R (e)	458	97	96	262	3
Clean Energy Businesses (f)	166	113	19	16	18
Total other purchase obligations	8,753	1,592	3,167	2,154	1,840
Total	54,144	3,892	8,567	5,326	36,359

(a)
Amount shown includes $73 million of PG&E-related project debt that is scheduled to mature in 2020. Amount shown does not include $928 million of PG&E-related project debt that, as a result of the PG&E bankruptcy, was reclassified during the first quarter of 2019 on Con Edison’s consolidated balance sheet from long-term debt to long-term debt due within one year. See “Long-Lived and Intangible Assets” in Note A.

(b)	Includes interest on variable rate debt calculated at rates in effect at December 31, 2019.

(c)	Included in these amounts is the cost of minimum quantities of energy that the Utilities are obligated to purchase at both fixed and variable prices.

(d)	Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.

CON EDISON ANNUAL REPORT 2019	33

(e)
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

(f)
Amounts represent commitments by the Clean Energy Businesses to purchase minimum quantities of electric energy and capacity, renewable energy certificates, natural gas, natural gas pipeline capacity, energy efficiency services and construction services. The Clean Energy Businesses have also entered into power purchase agreements for the sale of power from their renewable electric production projects, provisions of which provide for penalties to be paid by the Clean Energy Businesses in the event certain minimum production quantities are not met. The future minimum production quantities and the amount of the penalties, if any, are not estimable and are not included in the amounts shown on the table.

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
Con Edison plans to meet its capital requirements for 2020 through 2022, including for maturing securities, through internally-generated funds and the issuance of long-term debt and common equity. See “Capital Requirements," above in Item 1. The company's plans include the issuance of between $1,500 million and $2,000 million of long-term debt, primarily at the Utilities, in 2020 and approximately $1,800 million in aggregate of long-term debt at the Utilities during 2021 and 2022. The planned debt issuance is in addition to the issuance of long-term debt to refinance maturities at the Utilities and debt secured by the Clean Energy Businesses’ renewable electric production projects and by Con Edison Transmission’s investments. The company's plans also include the issuance of up to $600 million of common equity in 2020 and approximately $1,100 million in aggregate of common equity during 2021 and 2022, in addition to equity under its dividend reinvestment, employee stock purchase and long-term incentive plans. The planned equity issuance is in addition to $88 million of equity issued in January 2020 to settle the remainder of a May 2019 equity forward transaction.
In 2019, the NYSPSC authorized CECONY, through 2022, to issue up to $5,600 million of debt securities ($1,300 million of which the company had issued as of December 31, 2019). In 2017, the NYSPSC authorized O&R, through 2021, to issue up to $310 million of debt securities ($275 million of which the company had issued as of December 31, 2019). The NYSPSC also authorized CECONY and O&R for such periods to issue debt securities to refund existing debt securities of up to $2,500 million and $150 million, respectively. As of December 31, 2019, the

34	CON EDISON ANNUAL REPORT 2019

Utilities had not refunded any securities pursuant to these authorizations. In December 2019, O&R filed a petition with the NYSPSC for authorization to issue up to $165 million of debt securities prior to December 31, 2023.

The Clean Energy Businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. See "Long-term Debt" in Note C to the financial statements in Item 8. Con Edison Transmission has financed its operations and capital requirements primarily with capital contributions and borrowings from Con Edison and internally-generated funds. See "Liquidity and Capital Resources" in Item 7.
For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2015	2016	2017	2018	2019
Con Edison	52.1	49.3	51.1	49.0	49.6
CECONY	51.4	49.5	50.8	48.6	49.2
At December 31, 2019, the credit ratings assigned by Moody’s, S&P and Fitch to the senior unsecured debt and commercial paper of Con Edison, CECONY and O&R were as follows:

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
The United Kingdom’s Financial Conduct Authority has announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rates (LIBOR) after 2021. The Companies have been and are continuing to monitor LIBOR-related market, regulatory and accounting developments. The Companies’ material contracts that reference LIBOR and currently extend beyond 2021 include their $2,250 million credit agreement (see Note D to the financial statements in Item 8). Pursuant to the credit agreement, the Companies may borrow at interest rates determined with reference to a prime rate, the federal funds rate or LIBOR. The credit agreement may be amended by the Companies and the administrative agent to provide for a LIBOR successor rate unless a majority of the lenders do not accept the amendment. In addition, the Clean Energy Businesses have $1,086 million of variable rate project debt that reference LIBOR and allow for an alternate reference rate and associated interest rate swaps with notional amount of $919 million (see Note O to the financial statements in Item 8). Con Edison expects that, prior to the discontinuation of LIBOR, the Clean Energy Businesses will be able to agree with project lenders and swap counterparties on the use of an alternate reference rate as needed. The Companies do not expect that a discontinuation of LIBOR would have a material impact on their financial position, results of operations or liquidity.

Environmental Matters
Climate Change
As indicated by the Intergovernmental Panel on Climate Change, emissions of greenhouse gases (GHG), including carbon dioxide, are very likely changing the world’s climate.

CON EDISON ANNUAL REPORT 2019	35

Climate change could affect customer demand for the Companies’ energy services. It might also cause physical damage to the Companies’ facilities and disruption of their operations due to more frequent and more extreme weather-related events. In late October 2012, Superstorm Sandy caused extensive damage to the Utilities’ electric distribution system. Superstorm Sandy interrupted service to approximately 1.4 million of the Utilities’ customers – more than four times the number of customers impacted by the Utilities’ second worst storm event (Hurricane Irene in 2011) and resulted in the Utilities incurring substantial response and restoration costs. CECONY invested $1,000 million in its infrastructure in order to improve its resilience against storms like Superstorm Sandy.
In December 2019, CECONY completed a study of climate change vulnerability. The study evaluated present-day infrastructure, design specifications and procedures under a range of potential climate futures. The study identified sea level rise, coastal storm surge, inland flooding from intense rainfall, hurricane-strength winds and extreme heat to be the company’s most significant climate-driven risks to its electric, gas and steam systems. The study estimates that the company might need to invest between $1,800 million and $5,200 million by 2050 on targeted programs to adapt to potential impacts from climate change. The company will further evaluate its future climate change adaptation strategies and associated costs to develop a climate change implementation plan by the end of 2020.
Based on the most recent data (2018) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its direct GHG emissions constitute less than 0.1 percent of the nation’s GHG emissions. Transportation is the largest source of GHG emissions in New York State. Con Edison’s estimated emissions of GHG during the past five years were:

(Metric tons, in millions (a))	2015	2016	2017	2018	2019
CO2 equivalent emissions	3.2	3.1	3.0	3.1	2.9

(a)	Estimated emissions for 2019 are based on preliminary data and are subject to third-party verification.
Con Edison’s more than 50 percent decrease in direct GHG emissions (carbon dioxide, methane and sulfur hexafluoride) from the 2005 baseline (6.0 million metric tons) reflects the emission reductions resulting from equipment and repair projects, reduced steam demand, the increased use of natural gas in lieu of fuel oil at CECONY’s steam production facilities as well as projects to reduce sulfur hexafluoride emissions and to replace gas distribution pipes.
CECONY has participated for several years in voluntary initiatives with the EPA to reduce its methane and sulfur hexafluoride emissions. The Utilities reduce methane emissions from the operation of their gas distribution systems through pipe maintenance and replacement programs and by introducing new technologies to reduce fugitive emissions from leaks or when work is performed on operating assets. The Utilities reduce emissions of sulfur hexafluoride, which is used for arc suppression in substation circuit breakers and switches, by using improved technologies to locate and repair leaks and by replacing older equipment. The Utilities also actively promote energy efficiency and the use of renewable generation to help their customers reduce their GHG emissions.
New York utilities have implemented Energy Efficiency Transition Implementation Plans (ETIPs) and are responsible for designing and managing their energy efficiency programs consistent with utility-specific program budgets and metrics approved by the NYSPSC. CECONY has recovered the costs of its ETIP program from its customers primarily through energy efficiency tracker surcharge mechanisms approved by the NYSPSC. CECONY billed customers approximately $100 million annually between 2016 and 2019, through these mechanisms. Pursuant to CECONY's previous electric rate plan, the company supplemented its ETIP programs with new energy efficiency, electric vehicle and system peak reduction programs, at a total cost of $146 million from 2017 through 2019, that has been reflected in base rates. See Note B to the financial statements in Item 8.
In January 2020, the NYSPSC issued an order directing energy efficiency targets and budgets for New York utilities. The order approved $2,000 million statewide for electric and gas energy efficiency programs and heat pump budgets, and associated targets, for the years 2021 through 2025 to meet the NYSPSC’s goal of reducing electric use by 3 percent and gas use by 1.3 percent annually by 2025. The order authorized budgets for the years 2021 through 2025 for: electric energy efficiency programs of $593 million and $13 million for CECONY and O&R, respectively; gas energy efficiency programs of $235 million and $12 million for CECONY and O&R, respectively; and heat pump programs of $227 million and $15 million for CECONY and O&R, respectively. See Note B to the financial statements in Item 8.

36	CON EDISON ANNUAL REPORT 2019

Emissions are also avoided by renewable electric production facilities replacing fossil-fueled electric production facilities and the continued operation of upstate nuclear power plants. See “Utility Regulation - State Utility Regulation - Reforming the Energy Vision,” above. NYSERDA has been responsible for implementing the renewable portfolio standard (RPS) and Clean Energy Standard (CES) established by the NYSPSC. NYSERDA has entered into agreements with developers of large renewable electric production facilities and the owners of upstate nuclear power plants and pays them premiums based on the facilities’ electric output. These facilities sell their energy output in the wholesale energy and capacity markets administered by the NYISO. As a result of the Utilities’ participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable electric production facilities. NYSERDA also has provided rebates to customers who installed eligible renewable electric production technologies. The electricity produced by such customer-sited renewables generation offsets the energy that the Utilities would otherwise have procured, thereby reducing the amount of electricity produced by non-renewable production facilities.
In 2019, NYSERDA and the New York State Department of Environmental Conservation (NYSDEC) published the New York State Greenhouse Gas Inventory, which reported that emissions from electricity generated in-state decreased 56 percent between 1990 and 2016 due, in part, to the decrease in the burning of coal and petroleum products in the electricity generation sector in New York and the increase in renewables generation in New York.
In January 2016, the NYSPSC approved a 10-year $5,300 million clean energy fund to be managed by NYSERDA under the NYSPSC's supervision. The clean energy fund has four portfolios: market development; innovation and research; NY Green Bank and NY Sun. The Utilities collect all clean energy fund surcharges through the system benefit charge (including previously authorized RPS, EEPS, Technology and Market Development collections and incremental clean energy fund collections to be collected from electric customers only). The Utilities billed customers clean energy fund surcharges of $305 million, $311 million and $298 million in 2019, 2018, and 2017 respectively. For information about NYSPSC proceedings considering renewable generation see “Utility Regulation - State Utility Regulation - New York Utility Industry - Reforming the Energy Vision," above.
In June 2015, the New York State Energy Planning Board released its 2015 State Energy Plan. Under New York State law, any energy-related action or decision of State agencies must be reasonably consistent with the plan. The plan reflects clean energy initiatives, including the REV proceeding, NYSERDA’s clean energy fund and the following goals for New York State to meet by 2030: a 40 percent reduction in greenhouse gas emissions from 1990 levels; 50 percent of electric generation from renewable energy sources; and a 23 percent decrease in energy consumption in buildings from 2012 levels. For information about the NYSPSC's adoption of a clean energy standard to mandate achievement of the State Energy Plan's goals, see "Utility Regulation - State Utility Regulation - New York Utility Industry - Reforming the Energy Vision," above.
In July 2019, New York State enacted the Climate Leadership and Community Protection Act, which establishes a program requiring 70 percent of the electricity procured by load serving entities regulated by the NYSPSC to be produced by renewable energy systems by 2030 and requires the statewide electrical demand system to have zero emissions by 2040. The law also codifies state targets for energy efficiency (end-use energy savings of 185 trillion British thermal units below 2025 energy-use forecast), offshore wind (9,000 megawatts (MW) by 2035), solar (6,000 MW by 2025) and energy storage (3,000 MW by 2030). In addition, the law establishes a climate action council to recommend measures to attain the law’s GHG limits, including measures to reduce emissions by displacing fossil-fuel fired electricity with renewable electricity or energy efficiency. The law requires the NYSDEC to issue regulations establishing statewide GHG emissions limits that are 60 percent of 1990 emissions levels by 2030 and 15 percent of 1990 emissions by 2050. The Utilities are unable to predict the impact on them of the implementation of this law.
Also, New York City announced a goal to reduce GHG emissions 80 percent below 2005 levels by 2050. In May 2019, New York City enacted a package of legislation known as the Climate Mobilization Act, which includes provisions intended to reduce GHG emissions from large buildings by 40 percent from 2005 levels by 2030. Building owners may achieve compliance through operational changes, building retrofits, the purchase of greenhouse gas offsets, the purchase of renewable energy credits and the use of clean distributed energy resources. CECONY is unable to predict the impact on it of the implementation of this law.
In 2015, the United States Environmental Protection Agency (EPA) issued its Clean Power Plan which was repealed by the EPA in June 2019, and would have required states to reduce carbon dioxide emissions from existing power plants 32 percent from 2005 levels by 2030. Under the Clean Power Plan, each state would have been required to submit for EPA approval a plan to reduce its emissions to specified rate-based or equivalent mass-based target levels (as determined in accordance with the Clean Power Plan) applicable to the state. For New York State, the emissions rate-based target level for 2030 would have been approximately 20 percent below its 2012 emissions

CON EDISON ANNUAL REPORT 2019	37

rate. State plans may, among other things, include participation in regional cap-and-trade programs. In June 2019, the EPA issued its Affordable Clean Energy (ACE) rule. The ACE rule establishes guidelines for states to use when developing plans to limit carbon dioxide emissions at coal-fired power plants and includes implementing regulations for future existing-source rules under the Clean Air Act. In September 2019, Con Edison, as part of a coalition of public and private electric utilities, filed a petition in the United States Court of Appeals for the District of Columbia Circuit to challenge the ACE rule and the repeal of the Clean Power Plan. The ACE rule could have potential cost implications for utilities because it has the effect of limiting flexibility to use measures such as emissions trading and averaging to cost-effectively meet emissions limits. The ACE rule could also adversely impact initiatives to develop renewable energy sources and promote the use of electric vehicles.
CECONY is subject to carbon dioxide emissions regulations established by New York State under the Regional Greenhouse Gas Initiative (RGGI). The initiative, a cooperative effort by Northeastern and Mid-Atlantic states, established a decreasing cap on carbon dioxide emissions resulting from the generation of electricity. Under RGGI, affected electric generators are required to obtain emission allowances to cover their carbon dioxide emissions, available primarily through auctions administered by participating states or a secondary market. CECONY has purchased allowances for 4.99 million short tons to meet its requirements for the most recent RGGI compliance period (2018-2020). For 2019, CECONY held sufficient allowances to meet its interim compliance period obligation and will purchase additional RGGI allowances during 2020 based on anticipated emissions, which are expected to be similar to past compliance periods.
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
Manufactured Gas Sites
CECONY and its predecessors formerly owned and operated manufactured gas plants at 51 sites (MGP Sites) in New York City and Westchester County. Many of these sites have been subdivided and are now owned by parties other than CECONY and have been redeveloped for other uses, including schools, residential and commercial developments and hospitals. The NYSDEC is requiring CECONY to investigate, and if necessary, develop and implement remediation programs for the sites, including any neighboring areas to which contamination may have migrated.
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

38	CON EDISON ANNUAL REPORT 2019

the known contamination on MGP sites (other than the Astoria site which is discussed below) could range from $466 million to $2,208 million.
Astoria Site
CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property owned by it in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to remediate the contamination. The company’s investigations are ongoing. The company has submitted to the NYSDEC and the New York State Department of Health reports and in the future will be submitting additional reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property could range from $172 million to $517 million.
Gowanus Canal
In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent to or near the 1.8 mile Gowanus Canal in Brooklyn, New York. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses and parking lots. The canal is near several residential neighborhoods. In September 2013, the EPA issued its record of decision for the site. The EPA concluded that there was significant contamination at the site, including polycyclic aromatic hydrocarbons, polychlorinated biphenyls (PCBs), pesticides, metals and volatile organic compounds. The EPA selected a remedy for the site that includes dredging and disposal of some contaminated sediments and stabilization and capping of contamination that will not be removed. The EPA estimated the cost of the selected remedy to be $506 million (and indicated the actual cost could be significantly higher or lower). The EPA has identified 39 potentially responsible parties (PRPs) with respect to the site, including CECONY (which the EPA indicated has facilities that may be a source of PCBs at the site). The EPA has ordered the PRPs, including CECONY, to coordinate and cooperate with each other to perform and/or fund the remedial design for the selected remedy, which current estimates indicate could cost approximately $103 million. CECONY is funding its allocated share of the remedial design costs along with the other PRPs. In April 2019, the EPA issued an order that requires the PRPs, including CECONY, to: (1) design and perform bulkhead structural support work, including associated access dredging, along certain portions of the upper reaches of the canal, and (2) complete the design work for bulkhead structural support along certain portions of the middle part of the canal. The PRPs and CECONY are coordinating with respect to the implementation of this new order. In January 2020, the EPA issued an order that requires six PRPs, including CECONY, to initiate the remedial action work in the upper reaches of the canal following the completion of the bulkhead upgrades. The EPA currently estimates that this work would cost approximately $125 million and require about 30 months to complete. Cleanup in other areas of the canal is not addressed by this order. In addition, other Federal agencies and the NYSDEC have previously notified the PRPs of their intent to perform a natural resource damage assessment for the site. CECONY is unable to estimate its exposure to liability for the Gowanus Canal site.
Newtown Creek
In June 2017, CECONY received a notice of potential liability from the EPA with respect to the Newtown Creek site that was listed in 2010 on the EPA’s National Priorities List of Superfund sites. The EPA has identified 17 potentially responsible parties (PRPs) with respect to the site, including CECONY, and has indicated that it will notify the company as additional PRPs are identified and notified by the EPA. Newtown Creek and its tributaries (collectively, Newtown Creek) form a 3.8 mile border between Brooklyn and Queens, New York. Currently, the predominant land use around Newtown Creek includes industrial, petroleum, recycling, manufacturing and distribution facilities and warehouses. Other uses include trucking, concrete manufacture, transportation infrastructure and a wastewater treatment plant. Newtown Creek is near several residential neighborhoods. Six PRPs, not including CECONY, pursuant to an administrative settlement agreement and order on consent the EPA issued to them in 2011, have been performing a remedial investigation of the site. The EPA indicated that sampling events have shown the sediments in Newtown Creek to be contaminated with a wide variety of hazardous substances including PCBs, metals, pesticides, polycyclic aromatic hydrocarbons and volatile organic compounds. The EPA also indicated that it has reason to believe that hazardous substances have come to be released from CECONY facilities into Newtown Creek. The current schedule anticipates completion of a feasibility study for the site during 2022 and issuance of the EPA's record of decision selecting a remedy for the site shortly thereafter. CECONY is unable to estimate its exposure to liability for the Newtown Creek site.
Other Superfund Sites

CON EDISON ANNUAL REPORT 2019	39

In 2016, CECONY and another utility responded to a reported dielectric fluid leak at a New Jersey marina on the Hudson River associated with one or two underwater transmission lines, the New Jersey portion of which is owned and operated by the other utility and the New York portion of which is owned and operated by CECONY. In 2017, after the marina owner had cleared substantial debris from its collapsed pier and rip rap material that it had previously placed over and in the vicinity of the underwater transmission lines in an attempt to shore up its failing pier, a dielectric fluid leak was found and repaired on one of the underwater transmission lines. In August 2018, the EPA declared the leak response complete. CECONY and the other utility are disputing whether to return the transmission lines to operation. CECONY, the other utility and the marina owner are involved in litigation in federal court regarding response and repair costs, related damages, and the future of the lines. In September 2018, FERC dismissed a complaint filed by the other utility in which it had requested that FERC order CECONY to cooperate with the other utility to remove all of the dielectric fluid from the transmission lines and remove the lines. In September 2019, FERC denied a request from the other utility for a rehearing with respect to its decision to dismiss the complaint. CECONY expects that, consistent with the cost allocation provisions of its prior arrangements with the other utility for the transmission lines, the response and repair costs incurred by CECONY, the other utility and government agencies, net of any recovery from the marina owner, will be shared by CECONY and the other utility and that CECONY's share is not reasonably likely to have a material adverse effect on its financial position, results of operations or liquidity.
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

Site	Location	Start	Court or Agency	% of Total Liability
Cortese Landfill	Narrowsburg, NY	1987	EPA	6.0%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	100.0%
Metal Bank of America	Philadelphia, PA	1987	EPA	1.0%
Global Landfill	Old Bridge, NJ	1988	EPA	0.4%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	0.7%
Pure Earth	Vineland, NJ	2018	EPA	to be determined

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

40	CON EDISON ANNUAL REPORT 2019

four sites. Remedial construction was conducted on a portion of one of the remaining sites in 2019 and remedial design is ongoing for the other remaining sites. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites could range from $80 million to $136 million.
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
The EPA's Transport Rule (also referred to as the Cross-State Air Pollution Rule), which was implemented in January 2015, established a new cap-and-trade program requiring further reductions in air emissions than the Clean Air Intrastate Rule (CAIR) that it replaced. Under the Transport Rule, utilities are to be allocated emissions allowances and may sell the allowances or buy additional allowances. CECONY requested and received NYSPSC approval to change the provisions under which the company recovers its purchased power costs to provide for costs incurred to purchase emissions allowances and revenues received from the sale of allowances. CECONY complied with the Transport Rule in 2019 and expects to comply with the rule in 2020. If changes to the Transport

CON EDISON ANNUAL REPORT 2019	41

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
Employees
At December 31, 2019, Con Edison had no employees other than those of CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission (which had 13,236, 1,187, 458 and 9 employees, respectively). Of the CECONY and O&R employees, 7,645 and 613 employees, respectively, were represented by a collective bargaining unit. The collective bargaining agreement covering most of these CECONY employees expires in June 2020. Agreements covering other CECONY employees and O&R employees expire in June 2021 and May 2023, respectively.
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
Regulatory/Compliance Risks:
The Companies Are Extensively Regulated And Are Subject To Penalties.    The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. State utility regulators may seek to impose substantial penalties on the Utilities for violations of state utility laws, regulations or orders. In addition, the Utilities' rate plans usually include negative revenue adjustments for failing to meet certain operating and customer satisfaction standards. See Note B to the financial statements in Item 8. FERC has the authority to impose penalties on the Utilities, the Clean Energy Businesses and the projects that Con Edison Transmission invests in, which could be substantial, for violations of the Federal Power Act, the Natural Gas Act or related rules, including reliability and cyber security rules. Environmental agencies may seek penalties for failure to comply with laws, regulations or permits. The Companies may also be subject to penalties from other regulatory agencies. The Companies may be subject to new laws, regulations or other requirements or the revision or reinterpretation of such requirements, which could adversely affect them. The NYSPSC has an ongoing REV proceeding to improve system efficiency and reliability, encourage renewable energy resources, support distributed energy resources and empower customer choice. See “Utility Regulation", "Competition" and “Environmental Matters – Climate Change" and "Environmental Matters - Other Federal, State and Local Environmental Provisions” in Item 1 and “Application of Critical Accounting Policies” in Item 7.
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

42	CON EDISON ANNUAL REPORT 2019

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
Operations Risks:
The Failure of, or Damage to, the Companies’ Facilities Could Adversely Affect the Companies.    The Utilities provide electricity, gas and steam service using energy facilities, many of which are located either in, or close to, densely populated public places. See the description of the Utilities’ facilities in Item 1. A failure of, or damage to, these facilities, or an error in the operation or maintenance of these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. Impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall, hurricane-strength winds and extreme heat could damage facilities and the Utilities may experience more severe consequences from attempting to operate during and after such events. The Utilities’ response to such events may be perceived to be below customer expectations. The Utilities could be required to pay substantial amounts that may not be covered by the Utilities’ insurance policies to repair or replace their facilities, compensate others for injury or death or other damage and settle any proceedings initiated by state utility regulators or other regulatory agencies. The occurrence of such events could also adversely affect the cost and availability of insurance. See “Other Regulatory Matters” in Note B and “Manhattan Explosion and Fire” in Note H to the financial statements in Item 8. Changes to laws, regulations or judicial doctrines could further expand the Utilities’ liability for service interruptions. See “Utility Regulation – State Utility Regulation” and "Environmental Matters – Climate Change" in Item 1.
A Cyber Attack Could Adversely Affect the Companies.    The Companies and other operators of critical energy infrastructure and energy market participants face a heightened risk of cyber attack. Cyber attacks may include hacking, viruses, malware, denial of service attacks, ransomware or other data security breaches. The U.S. Department of Energy's Quadrennial Energy Review, issued in January 2017, indicated that cyber threats to the electricity system are increasing in sophistication, magnitude and frequency. The Companies’ businesses require the continued operation of information systems and network infrastructure. See Item 1 for a description of the businesses of the Utilities, the Clean Energy Businesses and Con Edison Transmission. Interconnectivity with customers through advanced metering infrastructure, independent system operators, energy traders and other energy market participants, suppliers, contractors and others exposes the Companies’ information systems and network infrastructure to an increased risk of cyber attack and increases the risk that a cyber attack on the Companies could affect others. In 2019, the NYSPSC issued an order requiring third parties that access customer and utility system data to meet the utilities' minimum cyber requirements and to protect customer information. In the event of a cyber attack that the Companies were unable to defend against or mitigate, the Companies could have their operations and the operations of their customers and others disrupted. The Companies could also have their financial and other information systems and network infrastructure impaired, property damaged and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation, penalties and damage to their reputation. The Companies have experienced cyber attacks, although none of the attacks had a material impact.
The Failure of Processes and Systems and the Performance of Employees and Contractors Could Adversely Affect the Companies.    The Companies have developed business processes and use information and communication systems for operations, customer service, legal compliance, personnel, accounting, planning and other matters. The Companies have commenced a multi-year, phased transition of information technology services, including application maintenance and support and infrastructure and operations services, to a contractor. The failure of the Companies’ or its contractors' business processes or information and communication systems or the failure by the Companies’ employees or contractors to follow procedures, their unsafe actions, errors or intentional misconduct, or work stoppages could adversely affect the Companies’ operations and liquidity and result in substantial liability, higher costs and increased regulatory requirements. The violation of laws or regulations by employees or contractors for personal gain may result from contract and procurement fraud, extortion, bribe acceptance, fraudulent related-party transactions and serious breaches of corporate policy or standards of business conduct. See “Employees” in Item 1.

CON EDISON ANNUAL REPORT 2019	43

Environmental Risks:
The Companies Are Exposed to Risks From The Environmental Consequences Of Their Operations.    The Companies are exposed to risks relating to climate change and related matters. In 2019, CECONY completed a climate change vulnerability study. New York State enacted the Climate Leadership and Community Protection Act and New York City enacted the Climate Mobilization Act. See “Environmental Matters – Climate Change” in Item 1. CECONY may also be impacted by regulations requiring reductions in air emissions. See “Environmental Matters – Other Federal, State and Local Environmental Provisions – Air Quality” in Item 1. In addition, the Utilities are responsible for hazardous substances, such as asbestos, PCBs and coal tar, that have been used or produced in the course of the Utilities’ operations and are present on properties or in facilities and equipment currently or previously owned by them. See “Environmental Matters” in Item 1 and Note G to the financial statements in Item 8. The Companies could be adversely affected if a causal relationship between electric and magnetic fields and adverse health effects were to be established.
Financial and Market Risks:
A Disruption In The Wholesale Energy Markets Or Failure By An Energy Supplier or Customer Could Adversely Affect The Companies.     Almost all the electricity and gas the Utilities sell to their full-service customers is purchased through the wholesale energy markets or pursuant to contracts with energy suppliers. See the description of the Utilities’ energy supply in Item 1. A disruption in the wholesale energy markets or a failure on the part of the Utilities’ energy suppliers or operators of energy delivery systems that connect to the Utilities’ energy facilities could adversely affect their ability to meet their customers’ energy needs and adversely affect the Companies. The Utilities' ability to gain access to additional energy supplies, if needed, depends on effective markets and siting approvals for developer projects, which the Utilities do not control. See “CECONY - Gas Peak Demand” in Item 1. The Clean Energy Businesses sell the output of their renewable electric production projects under long-term power purchase agreements with utilities and municipalities, and a failure of the production projects could adversely affect Con Edison. In January 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of certain of the Clean Energy Businesses' renewable electric production projects with an aggregate generating capacity of 680 MW (AC) is sold under long-term contracts to PG&E. See “Clean Energy Businesses - Renewable Electric Generation,” in Item 1 and “Long-Lived and Intangible Assets” in Note A and "Long-term Debt" in Note C to the financial statements in Item 8.
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
The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their construction expenditures will exceed $10,300 million over the next three years. The Utilities use internally-generated funds, equity contributions from Con Edison, if any, and external borrowings to fund the construction expenditures. The Clean Energy Businesses are investing in renewable generation and energy infrastructure projects that require funds in excess of those produced in the businesses. Con Edison expects to finance its capital requirements primarily through internally generated funds, the sale of its common shares or external borrowings. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.
Changes To Tax Laws Could Adversely Affect the Companies.  Changes to tax laws, regulations or interpretations thereof could have a material adverse impact on the Companies. Depending on the extent of these changes, the changes could also adversely impact the Companies’ credit ratings. The reduction in the federal corporate income tax rate to 21 percent under the TCJA has resulted in decreased cash flows from operating activities, and requires increased cash flows from financing activities, for the Utilities. See “Capital Requirements and Resources – Capital Resources” in Item 1, “Liquidity and Capital Resources – Cash Flows from Operating

44	CON EDISON ANNUAL REPORT 2019

Activities” in Item 7, "Rate Plans" and "Other Regulatory Matters" in Note B and Note L to the financial statements in Item 8.

Other Risks:
The Companies’ Strategies May Not Be Effective To Address Changes In The External Business Environment.    The failure to identify, plan and execute strategies to address changes in the external business environment could have a material adverse impact on the Companies. Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted electric and gas assets. Changes to public policy, laws or regulations (or interpretations thereof), customer behavior or technology could significantly impact the value of the Utilities’ energy delivery facilities, the Clean Energy Businesses’ renewable and energy infrastructure projects and Con Edison Transmission's investment in electric and gas transmission projects. Such changes could also affect the Companies’ opportunities to make additional investments in such assets and the potential return on the investments. See “Utility Regulation – State Utility Regulation – New York Utility Industry – Reforming the Energy Vision,” "Clean Energy Businesses," "Con Edison Transmission," "Environmental Matters - Climate Change" and “Competition” in Item 1.

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

Item 2:    Properties
Con Edison
Con Edison has no significant properties other than those of the Utilities and the Clean Energy Businesses.
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

CON EDISON ANNUAL REPORT 2019	45

Item 4:    Mine Safety Disclosures
Not applicable.

46	CON EDISON ANNUAL REPORT 2019

Information about our Executive Officers
The following table sets forth certain information about the executive officers of Con Edison as of February 20, 2020. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
John McAvoy	59	5/14 to present – Chairman of the Board, President and Chief Executive Officer and Director of Con Edison and Chairman, Chief Executive Officer and Trustee of CECONY
Robert Hoglund	58	9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and CECONY
Timothy P. Cawley	55	1/18 to present – President of CECONY
		12/13 to 12/17 – President and Chief Executive Officer of O&R
Robert Sanchez	54	12/17 to present – President and Chief Executive Officer of O&R
		11/17 – Senior Vice President of CECONY
		9/16 to 10/17 – Senior Vice President – Corporate Shared Services of CECONY
		9/14 to 8/16 – Vice President – Brooklyn & Queens Electric Operations of CECONY
Mark Noyes	55	12/16 to present – President and Chief Executive Officer of Con Edison Clean Energy Businesses, Inc.
		5/16 to present – President and Chief Executive Officer of Consolidated Edison Solutions, Inc.
		10/15 to present – President and Chief Executive Officer of Consolidated Edison Development, Inc. and Consolidated Edison Energy, Inc.
		10/14 to 9/15 – Senior Vice President and Chief Operating Officer of Consolidated Edison Development, Inc. and Consolidated Edison Energy, Inc.
Stuart Nachmias	55	1/20 to present – President and Chief Executive Officer of Con Edison Transmission, Inc.
		05/08 to 12/19 – Vice President of Energy Policy and Regulatory Affairs
Deneen L. Donnley	55	1/20 to present – Senior Vice President and General Counsel of Con Edison and CECONY
		10/19 to 12/19 – Senior Vice President of Con Edison and CECONY
		9/15 to 10/19 – Executive Vice President, Chief Legal Officer and Corporate Secretary – USAA
Frances A. Resheske	59	2/02 to present – Senior Vice President – Corporate Affairs (formerly known as Public Affairs) of CECONY
Mary E. Kelly	51	11/17 to present – Senior Vice President – Corporate Shared Services of CECONY
		1/16 to 10/17 – Vice President – Gas Engineering
		1/14 to 12/15 – Vice President – Construction
Lore de la Bastide	58	7/19 to present – Senior Vice President – Utility Shared Services of CECONY
		6/19 – Senior Vice President of CECONY
		11/14 to 5/19 – Vice President and General Auditor
Robert Muccilo	63	7/09 to present – Vice President and Controller of Con Edison and CECONY
		11/09 to present – Chief Financial Officer and Controller of O&R
Yukari Saegusa	52	9/16 to present – Treasurer of Con Edison and CECONY
		8/16 to present – Vice President of Con Edison and CECONY
		8/13 to present – Treasurer of O&R
		3/13 to 7/16 – Director of Corporate Finance of CECONY
Gurudatta Nadkarni	54	1/08 to present – Vice President of Strategic Planning of CECONY

CON EDISON ANNUAL REPORT 2019	47

Part II
Item 5:    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison
Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange under the trading symbol "ED." As of January 31, 2020, there were 41,282 holders of record of Con Edison’s Common Shares. Con Edison paid quarterly dividends of 71.5 cents per Common Share in 2018 and quarterly dividends of 74 cents per Common Share in 2019. On January 16, 2020, Con Edison declared a quarterly dividend of 76.5 cents per Common Share that is payable on March 16, 2020. Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends is subject to approval and declaration by Con Edison’s Board of Directors and will depend on a variety of factors including business, financial and regulatory considerations. For additional information about the payment of dividends by the Utilities to Con Edison, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).
During 2019, the market price of Con Edison’s Common Shares increased by 18.3 percent (from $76.46 at year-end 2018 to $90.47 at year-end 2019). By comparison, the S&P 500 Index increased 28.9 percent and the S&P 500 Utilities Index increased 22.2 percent. The total return to Con Edison’s common shareholders during 2019, including both price appreciation and investment of dividends, was 22.5 percent. By comparison, the total returns for the S&P 500 Index and the S&P 500 Utilities Index were 31.5 percent and 26.3 percent, respectively. For the five-year period 2015 through 2019 inclusive, Con Edison’s shareholders’ total return was 64.6 percent, compared with total returns for the S&P 500 Index and the S&P 500 Utilities Index of 73.9 percent and 63.2 percent, respectively.

Total Return Performance
Consolidated Edison, Inc.
S&P 500 Index
S&P Utilities Index
Index Value
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Years Ended December 31,
Company / Index	2014	2015	2016	2017	2018	2019
Consolidated Edison, Inc.	100.00	101.42	120.59	143.86	134.34	164.62
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P Utilities	100.00	95.15	110.65	124.05	129.14	163.17
Based on $100 invested at December 31, 2014, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

48	CON EDISON ANNUAL REPORT 2019

CECONY
The outstanding shares of CECONY’s Common Stock ($2.50 par value) are the only class of common equity of CECONY. They are held by Con Edison and are not traded.
The dividends declared by CECONY in 2018 and 2019 are shown in its Consolidated Statement of Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

Item 6:    Selected Financial Data
For selected financial data of Con Edison and CECONY, see “Introduction” appearing before Item 1 (which selected financial data is incorporated herein by reference).

CON EDISON ANNUAL REPORT 2019	49

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

	For the Year Ended December 31, 2019				At December 31, 2019
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$10,821	86%	$1,250	93%	$46,557	80%
O&R	893	7%	70	5%	3,006	5%
Total Utilities	11,714	93%	1,320	98%	49,563	85%
Clean Energy Businesses (a)	857	7%	(18)	(1)%	6,528	11%
Con Edison Transmission	4	—%	52	4%	1,618	3%
Other (b)	(1)	—%	(11)	(1)%	370	1%
Total Con Edison	$12,574	100%	$1,343	100%	$58,079	100%

(a)
Net income for common stock from the Clean Energy Businesses for the year ended December 31, 2019 includes $(21) million of net after-tax mark-to-market losses and reflects $74 million (after-tax) of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note Q to the financial statements in Item 8.

(b)	Other includes parent company and consolidation adjustments.

Results of Operations
Net income for common stock and earnings per share for the years ended December 31, 2019, 2018 and 2017 were as follows:

(Millions of Dollars, except per share amounts)	Net Income for Common Stock			Earnings per Share
	2019	2018	2017	2019	2018	2017
CECONY	$1,250	$1,196	$1,104	$3.80	$3.84	$3.59
O&R	70	59	64	0.21	0.19	0.21
Clean Energy Businesses (a)(b)(c)	(18)	145	332	(0.06)	0.46	1.08
Con Edison Transmission (c)	52	47	44	0.16	0.15	0.15
Other (c)(d)	(11)	(65)	(19)	(0.02)	(0.21)	(0.06)
Con Edison (e)	$1,343	$1,382	$1,525	$4.09	$4.43	$4.97

(a)
Net income for common stock from the Clean Energy Businesses for the year ended December 31, 2019 reflects $74 million or $0.22 a share (after-tax) of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note Q to the financial statements in Item 8. Net income for common stock from the Clean Energy Businesses for the year ended December 31, 2017 includes $1 million or $0.00 a share of net after-tax gain on the sale of a solar electric production project in 2017. See Note U to the financial statements in Item 8. Net income for common stock from the Clean Energy Businesses also includes $(21) million or $(0.07) a share, $(6) million or $(0.02) a share and $1 million or $0.00 a share of net after-tax mark-to-market gains/(losses) in 2019, 2018 and 2017, respectively.

(b)
In December 2018, the Clean Energy Businesses acquired Sempra Solar Holdings, LLC. Upon completion of the acquisition, the Clean Energy Businesses recognized an after-tax gain of $89 million or $0.28 per share with respect to jointly-owned renewable energy production projects. See Note U to the financial statements in Item 8.

(c)
Upon enactment of the TCJA in December 2017, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, the Clean Energy Businesses, Con Edison Transmission and the parent company recognized in net income for common stock for the year ended December 31, 2017 $269 million, $11 million and $(21) million, respectively. See Note L to the financial statements in Item 8.

50	CON EDISON ANNUAL REPORT 2019

(d)
Other includes parent company and consolidation adjustments. Net income for common stock includes $(42) million or $(0.14) a share of income tax expense resulting from a re-measurement of the company's deferred tax assets and liabilities following the issuance of proposed regulations relating to the TCJA for the year ended December 31, 2018. See Note L to the financial statements in Item 8. Net income for common stock for the year ended December 31, 2018 also includes $(8) million or $(0.02) a share of the after-tax transaction costs related to the Clean Energy Businesses' purchase of Sempra Solar Holdings, LLC. See Note U to the financial statements in Item 8.

(e)
Earnings per share on a diluted basis were $4.08 a share, $4.42 a share and $4.94 a share in 2019, 2018 and 2017, respectively. See "Earnings Per Common Share" in Note A to the financial statements in Item 8.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the years ended December 31, 2019 as compared with 2018, and 2018 as compared with 2017.

CON EDISON ANNUAL REPORT 2019	51

	Variation for the Years Ended December 31, 2019 vs. 2018
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.76	$240
Reflects higher electric and gas net base revenues of $0.53 a share and $0.16 a share, respectively, due primarily to electric and gas base rate increases in January 2019 under the company's rate plans, higher incentives earned under the electric earnings adjustment mechanisms and positive incentives of $0.06 a share, and growth in the number of gas customers of $0.03 a share, offset, in part, by electric negative revenue adjustments of $(0.03) a share.

Weather impact on steam revenues	(0.06)	(19)	Reflects the impact of warmer winter weather in 2019.
Operations and maintenance expenses	(0.19)	(58)
Reflects higher costs for pension and other postretirement benefits of $(0.15) a share, which are recoverable under the rate plans, and higher stock-based compensation of $(0.07) a share, offset, in part, by lower consultant costs of $0.04 a share.

Depreciation, property taxes and other tax matters	(0.54)	(168)
Reflects higher property taxes of $(0.26) a share and higher depreciation and amortization expense of $(0.23) a share, both of which are recoverable under the rate plans, and the absence of New York State sales and use tax refunds received in 2018 of $(0.07) a share, offset, in part, by lower sales and use tax of $0.02 a share, upon conclusion of the audit assessment.

Other	(0.01)	59
Reflects the dilutive effect of Con Edison's stock issuances of $(0.21) a share, offset, in part, by lower costs associated with components of pension and other postretirement benefits other than service cost of $0.19 a share.

Total CECONY	(0.04)	54
O&R (a)
Changes in rate plans	0.08	24	Reflects an electric base rate increase, offset, in part, by a gas base rate decrease under the company's rate plans, effective January 1, 2019.
Operations and maintenance expenses	(0.01)	(3)	Reflects higher stock-based compensation.
Depreciation, property taxes and other tax matters	(0.02)	(6)	Reflects higher depreciation and amortization expense.
Other	(0.03)	(4)	Includes the dilutive effect of Con Edison's stock issuances of $(0.01) a share.
Total O&R	0.02	11
Clean Energy Businesses
Operating revenues less energy costs	0.53	167
Reflects higher revenues from renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including the consolidation of certain jointly-owned projects that were previously accounted for as equity investments of $0.81 a share, offset, in part, by lower engineering, procurement and construction services revenues of $(0.34) a share.

Operations and maintenance expenses	0.15	47
Reflects lower engineering, procurement and construction costs of $0.19 a share and lower energy services costs of $0.04 a share, offset, in part, by higher costs associated with additional renewable electric production projects in operation resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC. of $(0.06) a share.

Depreciation and amortization	(0.34)	(105)	Reflects an increase in renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC.
Net interest expense	(0.29)	(90)	Reflects an increase in debt resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC.
HLBV effects	(0.22)	(74)
Gain on acquisition of Sempra Solar Holdings, LLC, net of transaction costs in 2018	(0.28)	(89)
Other	(0.07)	(19)
Reflects the absence in 2019 of equity income from certain jointly-owned projects that were accounted for as equity investments in 2018 but consolidated after the December 2018 acquisition of Sempra Solar Holdings, LLC.

Total Clean Energy Businesses	(0.52)	(163)
Con Edison Transmission	0.01	5	Reflects higher allowance for funds used during construction from the Mountain Valley Pipeline project.
Other, including parent company expenses	0.19	54
Reflects lower New York State capital tax of $0.02 a share. Also reflects 2018 TCJA re-measurement of $0.14 a share and transaction costs related to the acquisition of Sempra Solar Holdings, LLC of $0.02 a share.

Total Reported (GAAP basis)	$(0.34)	$(39)

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

52	CON EDISON ANNUAL REPORT 2019

	Variation for the Years Ended December 31, 2018 vs. 2017
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.84	$258
Reflects primarily higher electric and gas net base revenues of $0.59 a share and $0.16 a share, respectively, and growth in the number of gas customers of $0.06 a share. Electric and gas base rates increased in January 2018 in accordance with the company's rate plans.

Weather impact on steam revenues	0.10	31
Steam revenues were $0.06 a share higher in 2018 due to the estimated impact of colder winter weather in 2018. Steam revenues were $(0.05) a share lower in 2017 due to the estimated impact of warmer than normal winter weather.

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

CON EDISON ANNUAL REPORT 2019	53

The Companies’ other operations and maintenance expenses for the years ended December 31, 2019, 2018 and 2017 were as follows:

(Millions of Dollars)	2019	2018	2017
CECONY
Operations	$1,563	$1,553	$1,528
Pensions and other postretirement benefits	134	71	58
Health care and other benefits	170	166	170
Regulatory fees and assessments (a)	464	444	476
Other	304	321	294
Total CECONY	2,635	2,555	2,526
O&R	308	305	296
Clean Energy Businesses (b)	223	287	313
Con Edison Transmission	9	10	9
Other (c)	—	(5)	(5)
Total other operations and maintenance expenses	$3,175	$3,152	$3,139

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)
The decrease in other operations and maintenance expenses for the year ended December 31, 2019 compared with the 2018 and 2017 periods is due primarily to lower engineering, procurement and construction costs.

(c)	Includes parent company and consolidation adjustments.
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2019, 2018 and 2017 follows. For additional business segment financial information, see Note N to the financial statements in Item 8.

54	CON EDISON ANNUAL REPORT 2019

The Companies’ results of operations for the years ended December 31, 2019, 2018 and 2017 were:

	CECONY			O&R			Clean Energy Businesses			Con Edison Transmission			Other (a)			Con Edison (b)
(Millions of Dollars)	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Operating revenues	$10,821	$10,680	$10,468	$893	$891	$874	$857	$763	$694	$4	$4	$2	$(1)	$(1)	$(5)	$12,574	$12,337	$12,033
Purchased power	1,357	1,433	1,415	188	208	191	—	2	(3)	—	—	—	1	1	(2)	1,546	1,644	1,601
Fuel	207	263	216	—	—	—	—	—	—	—	—	—	—	—	—	207	263	216
Gas purchased for resale	606	643	510	90	86	73	185	313	226	—	—	—	(1)	(1)	(1)	880	1,041	808
Other operations and maintenance	2,635	2,555	2,526	308	305	296	223	287	313	9	10	9	—	(5)	(5)	3,175	3,152	3,139
Depreciation and amortization	1,373	1,276	1,195	84	77	71	226	85	74	1	1	1	—	(1)	—	1,684	1,438	1,341
Taxes, other than income taxes	2,295	2,156	2,057	84	83	82	21	13	16	—	—	—	6	14	—	2,406	2,266	2,155
Gain on sale of solar electric production project (c)	—	—	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—	1
Gain on acquisition of Sempra Solar Holdings, LLC (c)	—	—	—	—	—	—	—	131	—	—	—	—	—	—	—	—	131	—
Operating income	2,348	2,354	2,549	139	132	161	202	194	69	(6)	(7)	(8)	(7)	(9)	3	2,676	2,664	2,774
Other income less deductions	(35)	(143)	(137)	(11)	(19)	(19)	5	33	33	104	91	80	(12)	(24)	(5)	51	(62)	(48)
Net interest expense	728	689	623	41	39	36	186	63	43	25	20	16	11	8	11	991	819	729
Income before income tax expense	1,585	1,522	1,789	87	74	106	21	164	59	73	64	56	(30)	(41)	(13)	1,736	1,783	1,997
Income tax expense	335	326	685	17	15	42	(58)	19	(273)	21	17	12	(19)	24	6	296	401	472
Net income	$1,250	$1,196	$1,104	$70	$59	$64	$79	$145	$332	$52	$47	$44	$(11)	$(65)	$(19)	$1,440	$1,382	$1,525
Income attributable to non-controlling interest	—	—	—	—	—	—	97	—	—	—	—	—	—	—	—	97	—	—
Net income from common stock	$1,250	$1,196	$1,104	$70	$59	$64	$(18)	$145	$332	$52	$47	$44	$(11)	$(65)	$(19)	$1,343	$1,382	$1,525
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See Note U to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2019	55

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

CECONY

	For the Year Ended December 31, 2019				For the Year Ended December 31, 2018
(Millions of Dollars)	Electric	Gas	Steam	2019 Total	Electric	Gas	Steam	2018 Total	2019-2018 Variation
Operating revenues	$8,062	$2,132	$627	$10,821	$7,971	$2,078	$631	$10,680	$141
Purchased power	1,324	—	33	1,357	1,393	—	40	1,433	(76)
Fuel	99	—	108	207	158	—	105	263	(56)
Gas purchased for resale	—	606	—	606	—	643	—	643	(37)
Other operations and maintenance	2,059	399	177	2,635	1,961	420	174	2,555	80
Depreciation and amortization	1,053	231	89	1,373	984	205	87	1,276	97
Taxes, other than income taxes	1,769	368	158	2,295	1,676	332	148	2,156	139
Operating income	$1,758	$528	$62	$2,348	$1,799	$478	$77	$2,354	$(6)
Electric
CECONY’s results of electric operations for the year ended December 31, 2019 compared with the year ended December 31, 2018 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	Variation
Operating revenues	$8,062	$7,971	$91
Purchased power	1,324	1,393	(69)
Fuel	99	158	(59)
Other operations and maintenance	2,059	1,961	98
Depreciation and amortization	1,053	984	69
Taxes, other than income taxes	1,769	1,676	93
Electric operating income	$1,758	$1,799	$(41)
CECONY’s electric sales and deliveries in 2019 compared with 2018 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2019	December 31, 2018	Variation	Percent Variation		December 31, 2019	December 31, 2018	Variation	Percent Variation
Residential/Religious (b)	10,560	10,797	(237)	(2.2)%		$2,671	$2,846	$(175)	(6.1)%
Commercial/Industrial	9,908	9,588	320	3.3		1,845	1,850	(5)	(0.3)
Retail choice customers	24,754	26,266	(1,512)	(5.8)		2,470	2,624	(154)	(5.9)
NYPA, Municipal Agency and other sales	9,932	10,186	(254)	(2.5)		663	662	1	0.2
Other operating revenues (c)	—	—	—	—		413	(11)	424	Large
Total	55,154	56,837	(1,683)	(3.0)%	(d)	$8,062	$7,971	$91	1.1%

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

(c)
Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plan.

(d)	After adjusting for variations, primarily weather and billing days, electric delivery volumes in the company’s service area decreased 1.1 percent in 2019 compared with 2018.
Operating revenues increased $91 million in 2019 compared with 2018 due primarily to an increase in revenues from the rate plan ($215 million), including earnings adjustment mechanism incentives for energy efficiency ($22 million), offset, in part, by lower purchased power expenses ($69 million) and fuel expenses ($59 million).
Purchased power expenses decreased $69 million in 2019 compared with 2018 due to lower unit costs ($199 million), offset, in part, by higher purchased volumes ($130 million).

56	CON EDISON ANNUAL REPORT 2019

Fuel expenses decreased $59 million in 2019 compared with 2018 due to lower unit costs ($54 million) and purchased volumes from the company’s electric generating facilities ($5 million).
Other operations and maintenance expenses increased $98 million in 2019 compared with 2018 due primarily to higher costs for pension and other postretirement benefits ($91 million), surcharges for assessments and fees that are collected in revenues from customers ($40 million) and higher stock-based compensation ($23 million), offset, in part, by lower other employee benefits ($41 million) and municipal infrastructure support costs ($12 million).
Depreciation and amortization increased $69 million in 2019 compared with 2018 due primarily to higher electric utility plant balances.
Taxes, other than income taxes increased $93 million in 2019 compared with 2018 due primarily to higher property taxes ($86 million) and the absence of a New York State sales and use tax refund received in 2018 ($26 million), offset, in part, by higher deferral of under-collected property taxes ($11 million), the reduction in the sales and use tax reserve upon conclusion of an audit assessment ($6 million) and lower state and local taxes ($2 million).
Gas
CECONY’s results of gas operations for the year ended December 31, 2019 compared with the year ended December 31, 2018 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	Variation
Operating revenues	$2,132	$2,078	$54
Gas purchased for resale	606	643	(37)
Other operations and maintenance	399	420	(21)
Depreciation and amortization	231	205	26
Taxes, other than income taxes	368	332	36
Gas operating income	$528	$478	$50
CECONY’s gas sales and deliveries, excluding off-system sales, in 2019 compared with 2018 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2019	December 31, 2018	Variation	Percent Variation		December 31, 2019	December 31, 2018	Variation	Percent Variation
Residential	54,402	57,815	(3,413)	(5.9)%		$943	$966	$(23)	(2.4)%
General	33,235	34,490	(1,255)	(3.6)		384	390	(6)	(1.5)
Firm transportation	81,710	82,472	(762)	(0.9)		593	595	(2)	(0.3)
Total firm sales and transportation	169,347	174,777	(5,430)	(3.1)	(b)	1,920	1,951	(31)	(1.6)
Interruptible sales (c)	9,903	7,351	2,552	34.7		42	40	2	5.0
NYPA	39,643	34,079	5,564	16.3		2	2	—	—
Generation plants	52,011	72,524	(20,513)	(28.3)		23	26	(3)	(11.5)
Other	20,701	20,822	(121)	(0.6)		31	31	—	—
Other operating revenues (d)	—	—	—	—		114	28	86	Large
Total	291,605	309,553	(17,948)	(5.8)%		$2,132	$2,078	$54	2.6%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 1.8 percent in 2019 compared with 2018, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 5,484 thousands and 3,326 thousands of Dt for 2019 and 2018, respectively, which are also reflected in firm transportation and other.

(d)
Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans. See Note B to the financial statements in Item 8.

Operating revenues increased $54 million in 2019 compared with 2018 due primarily to an increase in revenues from the rate plan ($99 million), offset, in part, by lower gas purchased for resale expense ($37 million).

CON EDISON ANNUAL REPORT 2019	57

Gas purchased for resale decreased $37 million in 2019 compared with 2018 due to lower unit costs ($34 million) and purchased volumes ($3 million).
Other operations and maintenance expenses decreased $21 million in 2019 compared with 2018 due primarily to lower surcharges for assessments and fees that are collected in revenues from customers.
Depreciation and amortization increased $26 million in 2019 compared with 2018 due primarily to higher gas utility plant balances.
Taxes, other than income taxes increased $36 million in 2019 compared with 2018 due primarily to higher property taxes ($37 million), the absence of a New York State sales and use tax refund received in 2018 ($3 million) and higher state and local taxes ($2 million), offset, in part, by higher deferral of under-collected property taxes ($4 million) and the reduction in the sales and use tax reserve upon conclusion of an audit assessment ($1 million).
Steam
CECONY’s results of steam operations for the year ended December 31, 2019 compared with the year ended December 31, 2018 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	Variation
Operating revenues	$627	$631	$(4)
Purchased power	33	40	(7)
Fuel	108	105	3
Other operations and maintenance	177	174	3
Depreciation and amortization	89	87	2
Taxes, other than income taxes	158	148	10
Steam operating income	$62	$77	$(15)
CECONY’s steam sales and deliveries in 2019 compared with 2018 were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Years Ended					For the Years Ended
Description	December 31, 2019	December 31, 2018	Variation	Percent Variation		December 31, 2019	December 31, 2018	Variation	Percent Variation
General	536	593	(57)	(9.6)%		$27	$30	$(3)	(10.0)%
Apartment house	5,919	6,358	(439)	(6.9)		160	174	(14)	(8.0)
Annual power	13,340	14,811	(1,471)	(9.9)		395	441	(46)	(10.4)
Other operating revenues (a)	—	—	—	—		45	(14)	59	Large
Total	19,795	21,762	(1,967)	(9.0)%	(b)	$627	$631	$(4)	(0.6)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan. See Note B to the financial statements in Item 8.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company’s service area decreased 4.4 percent in 2019 compared with 2018.
Operating revenues decreased $4 million in 2019 compared with 2018 due primarily to the impact of warmer winter weather ($26 million) and lower purchased power expenses ($7 million), offset by certain rate plan reconciliations ($16 million), lower reserve related to steam earnings sharing ($14 million) and higher fuel expenses ($3 million).
Purchased power expenses decreased $7 million in 2019 compared with 2018 due to lower unit costs ($6 million) and purchased volumes ($1 million).
Fuel expenses increased $3 million in 2019 compared with 2018 due to higher unit costs ($7 million), offset, in part, by lower purchased volumes from the company’s steam generating facilities ($4 million).
Other operations and maintenance expenses increased $3 million in 2019 compared with 2018 due primarily to higher municipal infrastructure support costs ($7 million), higher costs for pension and other postretirement benefits ($8 million) and stock-based compensation ($2 million), offset, in part, by the absence in 2019 of property damage, clean-up and other response costs related to a steam main rupture in 2018 ($11 million).

58	CON EDISON ANNUAL REPORT 2019

Depreciation and amortization increased $2 million in 2019 compared with 2018 due primarily to higher steam utility plant balances.
Taxes, other than income taxes increased $10 million in 2019 compared with 2018 due primarily to higher property taxes ($12 million) and the absence of a New York State sales and use tax refund received in 2018 ($1 million), offset, in part, by lower state and local taxes ($1 million), higher deferral of under-collected property taxes ($1 million) and the reduction in the sales and use tax reserve upon conclusion of an audit assessment ($1 million).
Taxes, Other Than Income Taxes
At $2,295 million, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

	For the Years Ended December 31,
(Millions of Dollars)	2019		2018		Variation
Property taxes	$1,979		$1,845		$134
State and local taxes related to revenue receipts	328		330		(2)
Payroll taxes	69		69		—
Other taxes	(81)		(88)		7
Total	$2,295	(a)	$2,156	(a)	$139

(a)	Including sales tax on customers’ bills, total taxes other than income taxes in 2019 and 2018 were $2,807 and $2,628 million, respectively.

Other Income (Deductions)
Other income (deductions) increased $108 million in 2019 compared with 2018 due primarily to lower costs associated with components of pension and other postretirement benefits other than service cost.
Net Interest Expense
Net interest expense increased $39 million in 2019 compared with 2018 due primarily to higher interest expense for long-term ($10 million) and short-term ($6 million) debt, an increase in interest accrued on the TCJA related regulatory liability ($9 million) and interest accrued on the system benefit charge liability ($8 million).
Income Tax Expense
Income taxes increased $9 million in 2019 compared with 2018 due primarily to higher income before income tax expense ($13 million) and lower tax benefits in 2019 for plant-related flow through items ($7 million), offset, in part, by an increase in the amortization of excess deferred federal income taxes due to the TCJA ($11 million).
O&R

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
(Millions of Dollars)	Electric	Gas	2019 Total	Electric	Gas	2018 Total	2019-2018 Variation
Operating revenues	$634	$259	$893	$642	$249	$891	$2
Purchased power	188	—	188	208	—	208	(20)
Gas purchased for resale	—	90	90	—	86	86	4
Other operations and maintenance	235	73	308	233	72	305	3
Depreciation and amortization	60	24	84	56	21	77	7
Taxes, other than income taxes	53	31	84	52	31	83	1
Operating income	$98	$41	$139	$93	$39	$132	$7

CON EDISON ANNUAL REPORT 2019	59

Electric
O&R’s results of electric operations for the year ended December 31, 2019 compared with the year ended December 31, 2018 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	Variation
Operating revenues	$634	$642	$(8)
Purchased power	188	208	(20)
Other operations and maintenance	235	233	2
Depreciation and amortization	60	56	4
Taxes, other than income taxes	53	52	1
Electric operating income	$98	$93	$5
O&R’s electric sales and deliveries in 2019 compared with 2018 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2019	December 31, 2018	Variation	Percent Variation		December 31, 2019	December 31, 2018	Variation	Percent Variation
Residential/Religious (b)	1,703	1,713	(10)	(0.6)%		$309	$326	$(17)	(5.2)%
Commercial/Industrial	808	799	9	1.1		112	115	(3)	(2.6)
Retail choice customers	2,885	2,974	(89)	(3.0)		191	201	(10)	(5.0)
Public authorities	106	131	(25)	(19.1)		8	12	(4)	(33.3)
Other operating revenues (c)	—	—	—	—		14	(12)	26	Large
Total	5,502	5,617	(115)	(2.0)%	(d)	$634	$642	$(8)	(1.2)%

(a)
Revenues from New York electric delivery sales are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)
Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability in accordance with the company’s New York electric rate plan and changes in regulatory assets and liabilities in accordance with the company’s electric rate plans. See Note B to the financial statements in Item 8.

(d)	After adjusting for weather and other variations, electric delivery volumes in company’s service area decreased 1.1 percent in 2019 compared with 2018.
Operating revenues decreased $8 million in 2019 compared with 2018 due primarily to lower purchased power expenses.

Purchased power expenses decreased $20 million in 2019 compared with 2018 due to lower unit costs ($21 million), offset, in part, by higher purchased volumes ($1 million).
Other operations and maintenance expenses increased $2 million in 2019 compared with 2018 due primarily to a regulatory change in accounting for manufactured gas plant spending ($5 million) and higher stock-based compensation ($2 million), offset, in part, by the reduction of a regulatory asset associated with certain site investigation and remediation costs in 2018 ($6 million).
Depreciation and amortization increased $4 million in 2019 compared with 2018 due primarily to higher electric utility plant balances.
Taxes, other than income taxes increased $1 million in 2019 compared with 2018 due primarily to higher property taxes.
Gas
O&R’s results of gas operations for the year ended December 31, 2019 compared with the year ended December 31, 2018 were as follows:

60	CON EDISON ANNUAL REPORT 2019

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	Variation
Operating revenues	$259	$249	$10
Gas purchased for resale	90	86	4
Other operations and maintenance	73	72	1
Depreciation and amortization	24	21	3
Taxes, other than income taxes	31	31	—
Gas operating income	$41	$39	$2
O&R’s gas sales and deliveries, excluding off-system sales, in 2019 compared with 2018 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2019	December 31, 2018	Variation	Percent Variation		December 31, 2019	December 31, 2018	Variation	Percent Variation
Residential	10,209	9,860	349	3.5%		$136	$140	$(4)	(2.9)%
General	2,328	2,190	138	6.3		25	26	(1)	(3.8)
Firm transportation	9,459	9,950	(491)	(4.9)		63	78	(15)	(19.2)
Total firm sales and transportation	21,996	22,000	(4)	—	(b)	224	244	(20)	(8.2)
Interruptible sales	3,668	3,746	(78)	(2.1)		6	6	—	—
Generation plants	4	1	3	Large		—	—	—	—
Other	914	959	(45)	(4.7)		1	1	—	—
Other gas revenues	—	—	—	—		28	(2)	30	Large
Total	26,582	26,706	(124)	(0.5)%		$259	$249	$10	4.0%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, firm sales and transportation volumes in the company’s service area increased 0.9 percent in 2019 compared with 2018.
Operating revenues increased $10 million in 2019 compared with 2018 due primarily to higher revenues from the New York gas rate plan ($8 million) and an increase in gas purchased for resale ($4 million).
Gas purchased for resale increased $4 million in 2019 compared with 2018 due to higher unit costs ($3 million) and purchased volumes ($1 million).
Other operations and maintenance expenses increased $1 million in 2019 compared with 2018 due primarily to a regulatory change in accounting for manufactured gas plant spending ($3 million) and higher stock-based compensation ($1 million), offset, in part, by the reduction of a regulatory asset associated with certain site investigation and remediation costs in 2018 ($3 million).
Depreciation and amortization increased $3 million in 2019 compared with 2018 due primarily to higher gas utility plant balances.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $1 million in 2019 compared with 2018. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2019		2018		Variation
Property taxes	$66		$65		$1
State and local taxes related to revenue receipts	10		10		—
Payroll taxes	8		8		—
Total	$84	(a)	$83	(a)	$1

(a)	Including sales tax on customers’ bills, total taxes other than income taxes in 2019 and 2018 were $116 million and $112 million, respectively.

CON EDISON ANNUAL REPORT 2019	61

Other Income (Deductions)
Other income (deductions) increased $8 million in 2019 compared with 2018 due primarily to lower costs associated with components of pension and other postretirement benefits other than service cost.
Income Tax Expense
Income taxes increased $2 million in 2019 compared with 2018 due primarily to higher income before income tax expense ($3 million), offset, in part, by an increase in amortization of excess deferred federal income taxes due to the TCJA ($1 million).
Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the year ended December 31, 2019 compared with the year ended December 31, 2018 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	Variation
Operating revenues	$857	$763	$94
Purchased power	—	2	(2)
Gas purchased for resale	185	313	(128)
Other operations and maintenance	223	287	(64)
Depreciation and amortization	226	85	141
Taxes, other than income taxes	21	13	8
Gain on acquisition of Sempra Solar Holdings, LLC (a)	—	131	(131)
Operating income	$202	$194	$8
(a) See Note U to the financial statements in Item 8.

Operating revenues increased $94 million in 2019 compared with 2018 due primarily to higher revenues from renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including the consolidation of certain jointly-owned projects that were previously accounted for as equity investments ($340 million), offset, in part, by lower wholesale revenues ($144 million), lower engineering, procurement and construction services revenues due to the completion in 2018 of a solar electric production project developed for another company ($92 million) and lower energy services revenues ($24 million). Net mark-to-market values increased ($14 million).
Purchased power expenses decreased $2 million in 2019 compared with 2018 due primarily to the absence in the 2019 period of the true-ups relating to the retail electric supply business sold in 2016.
Gas purchased for resale decreased $128 million in 2019 compared with 2018 due to lower purchased volumes.
Other operations and maintenance expenses decreased $64 million in 2019 compared with 2018 due primarily to lower engineering, procurement and construction costs ($82 million) and lower energy services costs ($18 million), offset, in part, by higher costs associated with additional renewable electric production projects in operation resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC ($26 million).
Depreciation and amortization increased $141 million in 2019 compared with 2018 due primarily to an increase in renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC (including the consolidation of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments).
Taxes, other than income taxes increased $8 million in 2019 compared with 2018 due primarily to higher property taxes associated with additional renewable electric production projects in operation resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC.
Gain on acquisition of Sempra Solar Holdings, LLC decreased $131 million in 2019 compared with 2018 due to the absence in 2019 of the gain recognized in 2018 with respect to jointly-owned renewable energy production projects upon completion of the acquisition of Sempra Solar Holdings, LLC. See Note U to the financial statements in Item 8.
Other Income (Deductions)
Other income (deductions) decreased $28 million in 2019 compared with 2018 due primarily to the absence in 2019 of equity income from certain jointly-owned projects that were accounted for as equity investments in 2018 but consolidated after the December 2018 acquisition of Sempra Solar Holdings, LLC.

62	CON EDISON ANNUAL REPORT 2019

Net Interest Expense
Net interest expense increased $123 million in 2019 compared with 2018 due primarily to an increase in debt resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including $825 million that was borrowed to fund a portion of the purchase price, $576 million of Sempra Solar Holdings, LLC subsidiaries' project debt that was outstanding at the time of the acquisition and the consolidation of $506 million of project debt of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments.
Income Tax Expense
Income taxes decreased $77 million in 2019 compared with 2018 due primarily to lower income before income tax expense (excluding income attributable to non-controlling interest) ($50 million), higher renewable energy credits ($7 million), lower state income taxes ($11 million), adjustments for prior period federal income tax returns primarily due to increased research and development credits ($11 million) and lower valuation allowances on state net operating losses ($6 million), offset, in part, by an increase in uncertain tax positions ($9 million).
Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $97 million in 2019 compared with 2018 due primarily to the income attributable in the 2019 period to a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note Q to the financial statements in Item 8.

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $13 million in 2019 compared with 2018 due primarily to higher allowance for funds used during construction from the Mountain Valley Pipeline, LLC ($27 million), offset, in part, by lower contract renewal rates at Stagecoach Gas Services ($17 million). See “Con Edison Transmission - CET Gas” in Item 1 and Note U to the financial statements in Item 8.

Net Interest Expense
Net interest expense increased $5 million in 2019 compared with 2018 due primarily to funding of increased investment in Mountain Valley Pipeline, LLC.

Income Tax Expense
Income taxes increased $4 million in 2019 compared with 2018 due primarily to higher income before income tax expense ($2 million) and a decrease in the amortization of excess deferred federal income taxes due to the TCJA ($1 million).
Other
Taxes, Other Than Income Taxes
Taxes, other than income taxes decreased $8 million in 2019 compared with 2018 due primarily to lower New York State capital tax.

Other Income (Deductions)
Other income (deductions) increased $12 million in 2019 compared with 2018 due primarily to the absence in 2019 of transaction costs related to the acquisition of Sempra Solar Holdings, LLC in 2018. See Note U to the financial statements in Item 8.

Income Tax Expense
Income taxes decreased $43 million in 2019 compared with 2018 primarily due to the absence of the TCJA re-measurement of deferred tax assets associated with Con Edison’s 2017 net operating loss carryforward into 2018.

CON EDISON ANNUAL REPORT 2019	63

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

CECONY

	For the Year Ended December 31, 2018				For the Year Ended December 31, 2017
(Millions of Dollars)	Electric	Gas	Steam	2018 Total	Electric	Gas	Steam	2017 Total	2018-2017 Variation
Operating revenues	$7,971	$2,078	$631	$10,680	$7,972	$1,901	$595	$10,468	$212
Purchased power	1,393	—	40	1,433	1,379	—	36	1,415	18
Fuel	158	—	105	263	127	—	89	216	47
Gas purchased for resale	—	643	—	643	—	510	—	510	133
Other operations and maintenance	1,961	420	174	2,555	1,942	413	171	2,526	29
Depreciation and amortization	984	205	87	1,276	925	185	85	1,195	81
Taxes, other than income taxes	1,676	332	148	2,156	1,625	298	134	2,057	99
Operating income	$1,799	$478	$77	$2,354	$1,974	$495	$80	$2,549	$(195)
Electric
CECONY’s results of electric operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	Variation
Operating revenues	$7,971	$7,972	$(1)
Purchased power	1,393	1,379	14
Fuel	158	127	31
Other operations and maintenance	1,961	1,942	19
Depreciation and amortization	984	925	59
Taxes, other than income taxes	1,676	1,625	51
Electric operating income	$1,799	$1,974	$(175)
CECONY’s electric sales and deliveries in 2018 compared with 2017 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2018	December 31, 2017	Variation	Percent Variation		December 31, 2018	December 31, 2017	Variation	Percent Variation
Residential/Religious (b)	10,797	9,924	873	8.8%		$2,846	$2,515	$331	13.2%
Commercial/Industrial	9,588	9,246	342	3.7		1,850	1,823	27	1.5
Retail choice customers	26,266	26,136	130	0.5		2,624	2,712	(88)	(3.2)
NYPA, Municipal Agency and other sales	10,186	10,012	174	1.7		662	633	29	4.6
Other operating revenues (c)	—	—	—	—		(11)	289	(300)	Large
Total	56,837	55,318	1,519	2.7%	(d)	$7,971	$7,972	$(1)	—%

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

(c)
Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plan. See Note B to the financial statements in Item 8.

(d)	After adjusting for variations, primarily weather and billing days, electric delivery volumes in the company’s service area remained flat in 2018 compared with 2017.
Operating revenues decreased $1 million in 2018 compared with 2017 due primarily to the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA ($308 million), offset in part by higher revenues from the electric rate plan ($244 million), fuel expenses ($31 million) and purchased power expenses ($14 million).

64	CON EDISON ANNUAL REPORT 2019

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

(d)
Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plan. See Note B to the financial statements in Item 8.

Operating revenues increased $177 million in 2018 compared with 2017 due primarily to higher revenues from the gas rate plan and growth in the number of customers ($104 million) and increased gas purchased for resale

CON EDISON ANNUAL REPORT 2019	65

expense ($133 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA ($85 million).
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
Steam
CECONY’s results of steam operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	Variation
Operating revenues	$631	$595	$36
Purchased power	40	36	4
Fuel	105	89	16
Other operations and maintenance	174	171	3
Depreciation and amortization	87	85	2
Taxes, other than income taxes	148	134	14
Steam operating income	$77	$80	$(3)
CECONY’s steam sales and deliveries in 2018 compared with 2017 were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Years Ended					For the Years Ended
Description	December 31, 2018	December 31, 2017	Variation	Percent Variation		December 31, 2018	December 31, 2017	Variation	Percent Variation
General	593	490	103	21.0%		$30	$26	$4	15.4%
Apartment house	6,358	5,754	604	10.5		174	158	16	10.1
Annual power	14,811	13,166	1,645	12.5		441	392	49	12.5
Other operating revenues (a)	—	—	—	—		(14)	19	(33)	Large
Total	21,762	19,410	2,352	12.1%	(b)	$631	$595	$36	6.1%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan. See Note B to the financial statements in Item 8.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company’s service area increased 0.6 percent in 2018 compared with 2017.
Operating revenues increased $36 million in 2018 compared with 2017 due primarily to the weather impact on revenues ($43 million), higher fuel expenses ($16 million) and purchased power ($4 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA ($15 million) and higher regulatory reserve related to steam earnings sharing ($13 million).
Purchased power expenses increased $4 million in 2018 compared with 2017 due to higher purchased volumes ($6 million), offset by lower unit costs ($2 million).
Fuel expenses increased $16 million in 2018 compared with 2017 due to higher unit costs ($12 million) and purchased volumes ($4 million).
Other operations and maintenance expenses increased $3 million in 2018 compared with 2017 due primarily to property damage, clean-up and other response costs related to a steam main rupture in July 2018 ($14 million),

66	CON EDISON ANNUAL REPORT 2019

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
O&R

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
(Millions of Dollars)	Electric	Gas	2018 Total	Electric	Gas	2017 Total	2018-2017 Variation
Operating revenues	$642	$249	$891	$642	$232	$874	$17
Purchased power	208	—	208	191	—	191	17
Gas purchased for resale	—	86	86	—	73	73	13
Other operations and maintenance	233	72	305	232	64	296	9
Depreciation and amortization	56	21	77	51	20	71	6
Taxes, other than income taxes	52	31	83	53	29	82	1
Operating income	$93	$39	$132	$115	$46	$161	$(29)

CON EDISON ANNUAL REPORT 2019	67

Electric
O&R’s results of electric operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	Variation
Operating revenues	$642	$642	$—
Purchased power	208	191	17
Other operations and maintenance	233	232	1
Depreciation and amortization	56	51	5
Taxes, other than income taxes	52	53	(1)
Electric operating income	$93	$115	$(22)
O&R’s electric sales and deliveries in 2018 compared with 2017 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2018	December 31, 2017	Variation	Percent Variation		December 31, 2018	December 31, 2017	Variation	Percent Variation
Residential/Religious (b)	1,713	1,567	146	9.3%		$326	$311	$15	4.8%
Commercial/Industrial	799	763	36	4.7		115	113	2	1.8
Retail choice customers	2,974	2,976	(2)	(0.1)		201	201	—	—
Public authorities	131	105	26	24.8		12	9	3	33.3
Other operating revenues (c)	—	—	—	—		(12)	8	(20)	Large
Total	5,617	5,411	206	3.8%	(d)	$642	$642	$—	—

(a)
Revenues from New York electric delivery sales are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)
Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability in accordance with the company’s New York electric rate plan and changes in regulatory assets and liabilities in accordance with the company’s electric rate plans. See Note B to the financial statements in Item 8.

(d)	After adjusting for weather and other variations, electric delivery volumes in company’s service area increased 0.3 percent in 2018 compared with 2017.
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
Taxes, other than income taxes decreased $1 million in 2018 compared with 2017 due primarily to lower property taxes.
Gas
O&R’s results of gas operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 were as follows:

68	CON EDISON ANNUAL REPORT 2019

	For the Years Ended December 31,
(Millions of Dollars)	2018	2017	Variation
Operating revenues	$249	$232	$17
Gas purchased for resale	86	73	13
Other operations and maintenance	72	64	8
Depreciation and amortization	21	20	1
Taxes, other than income taxes	31	29	2
Gas operating income	$39	$46	$(7)
O&R’s gas sales and deliveries, excluding off-system sales, in 2018 compared with 2017 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2018	December 31, 2017	Variation	Percent Variation		December 31, 2018	December 31, 2017	Variation	Percent Variation
Residential	9,860	8,296	1,564	18.9%		$140	$115	$25	21.7%
General	2,190	2,184	6	0.3		26	24	2	8.3
Firm transportation	9,950	9,873	77	0.8		78	74	4	5.4
Total firm sales and transportation	22,000	20,353	1,647	8.1	(b)	244	213	31	14.6
Interruptible sales	3,746	3,771	(25)	(0.7)		6	7	(1)	(14.3)
Generation plants	1	9	(8)	(88.9)		—	—	—	—
Other	959	896	63	7.0		1	1	—	—
Other gas revenues	—	—	—	—		(2)	11	(13)	Large
Total	26,706	25,029	1,677	6.7%		$249	$232	$17	7.3%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, firm sales and transportation volumes in the company’s service area increased 2.4 percent in 2018 compared with 2017.
Operating revenues increased $17 million in 2018 compared with 2017 due primarily to the increase in gas purchased for resale ($13 million) and higher revenues from the New York gas rate plan ($12 million), offset in part by the reduction in other operating revenues resulting from the deferral as a regulatory liability of estimated net benefits for the 2018 period under the TCJA ($8 million).
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
Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $1 million in 2018 compared with 2017. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2018		2017		Variation
Property taxes	$65		$66		$(1)
State and local taxes related to revenue receipts	10		9		1
Payroll taxes	8		7		1
Total	$83	(a)	$82	(a)	$1

CON EDISON ANNUAL REPORT 2019	69

(a)	Including sales tax on customers’ bills, total taxes other than income taxes in 2018 and 2017 were $112 million and $109 million, respectively.

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

70	CON EDISON ANNUAL REPORT 2019

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

CON EDISON ANNUAL REPORT 2019	71

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

72	CON EDISON ANNUAL REPORT 2019

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

	CECONY			O&R			Clean Energy Businesses			Con Edison Transmission			Other (a)			Con Edison (b)
(Millions of Dollars)	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Operating activities	$2,502	$2,204	$2,866	$190	$172	$216	$199	$220	$253	$194	$87	$(4)	$49	$12	$36	$3,134	$2,695	$3,367
Investing activities	(3,124)	(3,306)	(3,080)	(218)	(198)	(196)	(258)	(1,740)	(410)	(184)	(227)	(23)	2	—	(1)	(3,782)	(5,471)	(3,710)
Financing activities	737	1,190	240	8	31	(22)	184	1,590	149	(12)	140	29	(58)	(13)	(39)	859	2,938	357
Net change for the period	115	88	26	(20)	5	(2)	125	70	(8)	(2)	—	2	(7)	(1)	(4)	211	162	14
Balance at beginning of period	818	730	704	52	47	49	126	56	64	2	2	—	8	9	13	1,006	844	830
Balance at end of period (c)	$933	$818	$730	$32	$52	$47	$251	$126	$56	$—	$2	$2	$1	$8	$9	$1,217	$1,006	$844
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2019	73

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
Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges or credits include depreciation, deferred income tax expense, amortizations of certain regulatory assets and liabilities and accrued unbilled revenue. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ New York electric and gas rate plans. See “Rate Plans – CECONY– Electric and Gas" and "Rate Plans – O&R New York – Electric and Gas” in Note B to the financial statements in Item 8. For Con Edison, 2018 net income also included a non-cash gain recognized with respect to jointly-owned renewable energy production projects upon completion of the acquisition of Sempra Solar Holdings, LLC at the Clean Energy Businesses ($131 million). See Note U to the financial statements in Item 8.
Net cash flows from operating activities in 2019 for Con Edison and CECONY were $439 million and $298 million higher, respectively, than in 2018. The changes in net cash flows for Con Edison and CECONY reflect primarily lower pension and retiree benefit contributions ($122 million and $115 million, respectively), lower storm restoration costs ($192 million and $132 million, respectively), lower MTA power reliability costs ($160 million and $160 million, respectively), reimbursement received for restoration costs related to the restoration of power in Puerto Rico in the aftermath of the September 2017 hurricanes ($95 million and $89 million, respectively), and for CECONY, lower net payments of income tax to affiliated companies ($122 million), offset, in part, by higher TCJA net benefits provided to customers in the 2019 period ($379 million and $376 million, respectively).
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
Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $1,689 million and $182 million lower, respectively, in 2019 than in 2018. The change for Con Edison reflects primarily the acquisition of Sempra Solar Holdings, LLC, net of cash acquired, at the Clean Energy Businesses in 2018 ($1,488 million) (see Note U to the

74	CON EDISON ANNUAL REPORT 2019

financial statements in Item 8) and proceeds received in 2019 from the sale of properties formerly used by CECONY in its operations ($187 million).
Net cash flows used in investing activities for Con Edison and CECONY were $1,761 million and $226 million higher, respectively, in 2018 than in 2017. The change for Con Edison reflects primarily the acquisition of Sempra Solar Holdings, LLC, net of cash acquired, at the Clean Energy Businesses ($1,488 million) (see Note U to the financial statements in Item 8), higher new investments in electric and gas transmission projects at Con Edison Transmission ($204 million) and increased utility construction expenditures at CECONY ($211 million) and O&R ($10 million), offset in part by lower non-utility construction expenditures at the Clean Energy Businesses ($169 million).
Cash Flows From Financing Activities
Net cash flows from financing activities in 2019 for Con Edison and CECONY were $2,079 million and $453 million lower, respectively, than in 2018. Net cash flows from financing activities in 2018 for Con Edison and CECONY were $2,581 million and $950 million higher, respectively, than in 2017.
Net cash flows from financing activities during the years ended December 31, 2019, 2018 and 2017 reflect the following Con Edison transactions:
2019

•	Redeemed in advance of maturity $400 million of 2.00 percent 3-year debentures;

•
Entered into a forward sale agreement relating to 5,800,000 shares of its common stock. In June 2019, the company issued 4,750,000 shares for $400 million upon physical settlement of shares subject to the forward sale agreement. Con Edison used the proceeds to invest in CECONY for funding of its capital requirements and other general corporate purposes. At December 31, 2019, 1,050,000 shares remained subject to the forward sale agreement. In January 2020, the company issued 1,050,000 shares for $88 million upon physical settlement of the remaining shares subject to the forward sale agreement. See Note C to the financial statements in Item 8;

•
Issued 5,649,369 shares of its common stock for $425 million upon physical settlement of the remaining shares subject to its November 2018 forward sale agreements. Con Edison used the proceeds to invest in its subsidiaries for funding of their capital requirements and to repay short-term debt incurred for that purpose; and

•	Borrowed $825 million under a two-year variable-rate term loan to fund the repayment of a 6-month variable-rate term loan. In June 2019, Con Edison pre-paid $150 million of the amount borrowed.

2018

•
Issued 9,324,123 common shares for $705 million pursuant to forward sale agreements and borrowed $825 million under a 6-month variable rate term loan, which amounts, along with $79 million of other company funds, were used to pay the purchase price for the acquisition by the Clean Energy Businesses of Sempra Solar Holdings, LLC. In February 2019, the company repaid the $825 million term loan with borrowings under a two-year term loan agreement. See Notes D and U to the financial statements in Item 8.

2017

•
Issued 4,100,000 common shares resulting in net proceeds of $343 million, after issuance expenses, that were invested by Con Edison in its subsidiaries, principally CECONY and the Clean Energy Businesses, for funding of their construction expenditures and for other general corporate purposes; and

•	Issued $400 million aggregate principal amount of 2.00 percent debentures, due 2020, and prepaid the June 2016 $400 million variable rate term loan that was to mature in 2018.

Con Edison’s cash flows from financing activities in 2019, 2018 and 2017 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $101 million, $100 million and $97 million, respectively.
Net cash flows from financing activities during the years ended December 31, 2019, 2018 and 2017 reflect the following CECONY transactions:
2019

•
Issued $600 million aggregate principal amount of 3.70 percent debentures, due 2059, and $700 million aggregate principal amount of 4.125 percent debentures, due 2049, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes; and

•	Redeemed at maturity $475 million of 6.65 percent 10-year debentures.

CON EDISON ANNUAL REPORT 2019	75

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

Net cash flows from financing activities during the years ended December 31, 2019 and 2018 also reflect the following O&R transactions:

2019

•
Issued $43 million aggregate principal amount of 3.73 percent debentures, due 2049, $44 million aggregate principal amount of 2.94 percent debentures, due 2029, and $38 million aggregate principal amount of 3.46 percent debentures, due 2039, the net proceeds from the sales of which were used to repay short-term borrowings and for other general corporate purposes; and

•	Redeemed at maturity $60 million of 4.96 percent 10-year debentures.

2018

•	Redeemed at maturity $50 million of 6.15 percent 10-year debentures; and

•
Issued $150 million aggregate principal amount of 4.35 percent debentures, due 2048, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.

O&R had no issuances of long-term debt in 2017.

Net cash flows from financing activities during the years ended December 31, 2019, 2018 and 2017 also reflect the following Clean Energy Businesses transactions:

2019

•	Issued $303 million aggregate principal amount of 3.82 percent senior notes, due 2038, secured by the company's California Solar 4 renewable electric production projects; and

•
Borrowed $464 million at a variable-rate, due 2026, secured by equity interests in solar electric production projects, the net proceeds from the sale of which were used to repay borrowings from Con Edison and for other general corporate purposes. Con Edison used a portion of the repayment to pre-pay $150 million of an $825 million two-year variable-rate term loan and the remainder to repay short-term borrowings and for other general corporate purposes. The company has entered into fixed-rate interest rate swaps in connection with this borrowing. See Note O to the financial statements in Item 8.

2018

•	Issued $140 million aggregate principal amount of 4.41 percent senior notes, due 2028, secured by the company’s Wind Holdings renewable electric production projects.

2017

•	Issued $97 million aggregate principal amount of 4.45 percent senior notes, due 2042, secured by the company’s Upton County Solar renewable electric production project.

76	CON EDISON ANNUAL REPORT 2019

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2019, 2018 and 2017 and the average daily balances for 2019, 2018 and 2017 for Con Edison and CECONY were as follows:

	2019		2018		2017
(Millions of Dollars, except Weighted Average Yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$1,692	$1,074	$1,741	$889	$577	$566
CECONY	$1,137	$734	$1,192	$532	$150	$251
Weighted average yield	2.0%	2.5%	3.0%	2.3%	1.8%	1.2%
Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.

Capital Requirements and Resources
For information about capital requirements, contractual obligations and capital resources, see “Capital Requirements and Resources” in Item 1.

Assets, Liabilities and Equity
The Companies’ assets, liabilities and equity at December 31, 2019 and 2018 are summarized as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
ASSETS
Current assets	$3,543	$3,357	$243	$263	$511	$372	$2	$32	$(27)	$(160)	$4,272	$3,864
Investments	461	385	26	25	—	—	1,585	1,362	(7)	(6)	2,065	1,766
Net plant	37,414	35,374	2,336	2,210	4,121	4,148	17	17	1	—	43,889	41,749
Other noncurrent assets	5,139	3,992	401	394	1,896	1,736	14	14	403	405	7,853	6,541
Total Assets	$46,557	$43,108	$3,006	$2,892	$6,528	$6,256	$1,618	$1,425	$370	$239	$58,079	$53,920

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,131	$4,200	$311	$392	$1,525	$1,608	$135	$5	$185	$2	$6,287	$6,207
Noncurrent liabilities	13,665	12,322	1,115	1,094	201	(32)	88	66	(17)	(71)	15,052	13,379
Long-term debt	14,614	13,676	818	694	2,400	2,330	500	500	195	295	18,527	17,495
Equity	14,147	12,910	762	712	2,402	2,350	895	854	7	13	18,213	16,839
Total Liabilities and Equity	$46,557	$43,108	$3,006	$2,892	$6,528	$6,256	$1,618	$1,425	$370	$239	$58,079	$53,920
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at December 31, 2019 were $186 million higher than at December 31, 2018. The change in current assets reflects an increase in cash and temporary cash investments ($115 million), accrued unbilled revenue ($85 million) and revenue decoupling mechanism receivable ($76 million), offset, in part, by a decrease in other receivables ($91 million). The decrease in other receivables reflects primarily the receipt of payments related to costs for aid provided by CECONY for the restoration of power in Puerto Rico in the aftermath of the September 2017 hurricanes ($89 million).

Investments at December 31, 2019 were $76 million higher than at December 31, 2018. The change in investments reflects primarily an increase in supplemental retirement income plan assets. See "Investments" in Note A and Note E to the financial statements in Item 8.

Net plant at December 31, 2019 was $2,040 million higher than at December 31, 2018. The change in net plant reflects primarily an increase in electric ($1,394 million) and gas ($934 million) plant balances, offset, in part, by an increase in accumulated depreciation ($502 million).

CON EDISON ANNUAL REPORT 2019	77

Other noncurrent assets at December 31, 2019 were $1,147 million higher than at December 31, 2018. The change in other noncurrent assets reflects primarily the adoption of ASU No. 2016-02, “Leases (Topic 842)” ($601 million). See Note J to the financial statements in Item 8. The change also reflects primarily an increase in the regulatory asset for property tax reconciliation ($124 million), deferred derivative losses ($65 million) and MTA power reliability deferral ($19 million) which reflects costs incurred and deferred as a regulatory asset in the 2019 period. See “Regulatory Assets and Liabilities” in Note B to the financial statements in Item 8. It also reflects an increase in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2019, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($292 million). See Notes B, E and F to the financial statements in Item 8. The change in the regulatory asset also reflects the year's amortization of accounting costs.

Current liabilities at December 31, 2019 were $69 million lower than at December 31, 2018. The change in current liabilities reflects primarily lower debt due within one year as of December 31, 2019 ($125 million), offset, in part, by an increase in the fair value of derivative liabilities ($56 million).

Noncurrent liabilities at December 31, 2019 were $1,343 million higher than at December 31, 2018. The change in noncurrent liabilities reflects primarily the adoption of ASU No. 2016-02, “Leases (Topic 842)” ($551 million). See Note J to the financial statements in Item 8. The change also reflects an increase in deferred income taxes and unamortized investment tax credits ($261 million), which reflects primarily accelerated tax depreciation and repair deductions. See Note L to the financial statements in Item 8. It also reflects an increase in the liability for pension and retiree benefits ($289 million), which primarily reflects contributions to the pension and other retiree benefit plans made by the Utilities in 2019 and the final actuarial valuation, as measured at December 31, 2019 of the plans in accordance with the accounting rules for retirement benefits. See Notes E and F to the financial statements in Item 8.

Long-term debt at December 31, 2019 was $938 million higher than at December 31, 2018. The change in long-term debt reflects primarily the May 2019 issuance of $700 million and November 2019 issuance of $600 million of debentures offset, in part, by the reclassification of $350 million of long-term debt due June 2020 to long-term debt due within one year. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the financial statements in Item 8.

Equity at December 31, 2019 was $1,237 million higher than at December 31, 2018. The change in equity reflects net income for the year ($1,250 million) and capital contributions from parent ($900 million) in 2019, offset, in part, by common stock dividends to parent ($912 million) in 2019.

O&R
Current assets at December 31, 2019 were $20 million lower than at December 31, 2018. The change in current assets reflects primarily a decrease in cash and temporary cash investments ($18 million) and customer accounts receivables, less allowance for uncollectible accounts ($15 million). These decreases are offset, in part, by an increase in accrued unbilled revenue ($8 million).

Net plant at December 31, 2019 was $126 million higher than at December 31, 2018. The change in net plant reflects primarily an increase in electric ($94 million) and gas ($59 million) plant balances, offset, in part, by an increase in accumulated depreciation ($37 million).

Current liabilities at December 31, 2019 were $81 million lower than at December 31, 2018. The change in current liabilities reflects primarily lower debt due within one year as of December 31, 2019.

Long-term debt at December 31, 2019 was $124 million higher than at December 31, 2018. The change in long-term debt reflects primarily the November 2019 issuance of $43 million and December 2019 issuances of $82 million of debentures. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above.

Equity at December 31, 2019 was $50 million higher than at December 31, 2018. The change in equity reflects net income for the year ($70 million) and a capital contribution from parent ($30 million) in 2019, offset, in part, by common stock dividends to parent ($47 million) in 2019 and a decrease in other comprehensive income ($4 million).

Clean Energy Businesses
Current assets at December 31, 2019 were $139 million higher than at December 31, 2018. The change in current assets reflects primarily increases in restricted cash.

78	CON EDISON ANNUAL REPORT 2019

Net plant at December 31, 2019 was $27 million lower than at December 31, 2018. The change in net plant reflects primarily depreciation for the year ended December 31, 2019, investment tax credits and the reduction in the capitalized asset and related liability for asset retirement obligations for certain property leased by renewable electric production projects, offset, in part, by additional capital expenditures.

Other noncurrent assets at December 31, 2019 were $160 million higher than at December 31, 2018. The change in other noncurrent assets reflects primarily the adoption of ASU No. 2016-02, “Leases (Topic 842).” See Note J to the to the financial statements in Item 8.

Current liabilities at December 31, 2019 were $83 million lower than at December 31, 2018. The change in current liabilities reflects primarily the repayment of a borrowing under a 6-month term loan agreement with the proceeds of a 2-year term loan agreement ($825 million) and a decrease in working capital requirements primarily due to the funding of the California Holdings 4 project debt ($187 million), offset, in part, by the reclassification of the PG&E-related project debt from long-term debt to long-term debt due within one year ($990 million). See "Long-Term Debt" in Note C to the financial statements in Item 8.

Noncurrent liabilities at December 31, 2019 were $233 million higher than at December 31, 2018. The change in noncurrent liabilities reflects primarily the adoption of ASU No. 2016-02 “Leases (Topic 842)" and a decrease in deferred income taxes and unamortized investment tax credits, which reflects primarily accelerated depreciation on renewable energy projects and the utilization of federal net operating loss carryforwards, offset, in part, by the reduction in the capitalized asset and related liability for asset retirement obligations for certain property leased by renewable electric production projects and See Note J to the financial statements in Item 8.

Long-term debt at December 31, 2019 was $70 million higher than at December 31, 2018. The change in long-term debt primarily reflects a May 2019 borrowing of $464 million, due 2026, secured by equity interests in solar electric production projects, and an October 2019 issuance of $303 million, due 2038, secured by the company's California Solar 4 renewable electric production projects, offset, in part, by the reclassification of the PG&E-related project debt to long-term debt due within one year ($990 million) and the repayment to parent of $450 million of an $825 million borrowing. See "Long-Lived and Intangible Assets" in Note A and "Long-Term Debt" in Note C to the financial statements in Item 8.

Equity at December 31, 2019 was $52 million higher than at December 31, 2018. The change in equity reflects primarily an increase in noncontrolling interest ($78 million), offset, in part, by a net loss for the for the year ($18 million) and common stock dividends to parent ($3 million) in 2019.

CET
Current assets at December 31, 2019 were $30 million lower than at December 31, 2018. The change in current assets reflects an increased investment in Mountain Valley Pipeline, LLC and a NY Transco electric transmission project. See "Con Edison Transmission - CET Gas" in Item 1.

Investments at December 31, 2019 were $223 million higher than at December 31, 2018. The change in investments reflects primarily increased investment in Mountain Valley Pipeline, LLC and a NY Transco electric transmission project. See "Investments" in Note A and Note U to the financial statements in Item 8.

Current liabilities at December 31, 2019 were $130 million higher than at December 31, 2018. The change in current liabilities reflects primarily an increase in payables to associate companies related to increased investment in Mountain Valley Pipeline, LLC.

Noncurrent liabilities at December 31, 2019 was $22 million higher than at December 31, 2018. The change in noncurrent liabilities reflects primarily an increase in deferred income taxes and unamortized investment tax credits, which reflects primarily accelerated tax depreciation and repair deductions.

Equity at December 31, 2019 was $41 million higher than at December 31, 2018. The change in equity reflects net income for the year ($52 million), offset, in part, by common stock dividends to parent ($12 million) in 2019.

Off-Balance Sheet Arrangements
In May 2019, Con Edison entered into a forward sale agreement which met the SEC definition of an off-balance sheet arrangement, which the company physically settled by issuing 4,750,000 shares of its common stock in June 2019 and 1,050,000 shares in January 2020. See Note C to the financial statements in Item 8 for more information

CON EDISON ANNUAL REPORT 2019	79

on this agreement. None of the Companies’ other transactions, agreements or other contractual arrangements meet the SEC definition of off-balance sheet arrangements.

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
The Utilities’ principal regulatory assets and liabilities are listed in Note B to the financial statements in Item 8. The Utilities are receiving or being credited with a return on all of their regulatory assets for which a cash outflow has been made. The Utilities are paying or being charged with a return on all of their regulatory liabilities for which a cash inflow has been received. The Utilities' regulatory assets and liabilities at December 31, 2019 are recoverable from customers, or to be applied for customer benefit, in accordance with rate provisions that have been approved by the applicable public utility regulatory commission.
In the event that regulatory assets of the Utilities were no longer probable of recovery, as required by the accounting rules for regulated operations, these regulatory assets would be charged to earnings. At December 31, 2019, the regulatory assets for Con Edison and CECONY were $4,987 million and $4,600 million, respectively.
Accounting for Pensions and Other Postretirement Benefits
The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. The Clean Energy Businesses and Con Edison Transmission also provide such benefits to transferred employees who previously worked for the Utilities. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2019, 2018 and 2017.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa or higher by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.

80	CON EDISON ANNUAL REPORT 2019

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.
The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2020 are increases, compared with 2019, in their pension and other postretirement benefits costs of $160 million and $151 million, respectively.

The following table illustrates the effect on 2020 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25)%	$62	$3	$65
CECONY	(0.25)%	$59	$2	$61
Expected return on plan assets
Con Edison	(0.25)%	$35	$2	$37
CECONY	(0.25)%	$34	$2	$36
Health care trend rate
Con Edison	1.00%	$—	$9	$9
CECONY	1.00%	$—	$4	$4
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25)%	$666	$39	$705
CECONY	(0.25)%	$631	$31	$662
Health care trend rate
Con Edison	1.00%	$—	$61	$61
CECONY	1.00%	$—	$34	$34
A 5.0 percentage point variation in the actual annual return in 2020, as compared with the expected annual asset return of 7.00 percent, would change pension and other postretirement benefit costs for Con Edison and CECONY by approximately $27 million and $25 million, respectively, in 2021.
Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.
The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate plans. The Companies were not required to make cash contributions to the pension plan in 2019 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the pension plan in 2019 of $318 million and $32 million, respectively. In 2020, CECONY and O&R expect to make contributions to the pension plan of $433 million and $39 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.
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

CON EDISON ANNUAL REPORT 2019	81

contingencies as to which loss is probable and can be reasonably estimated, and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.

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

In January 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of certain of the Clean Energy Businesses' PG&E Projects is sold under PG&E PPAs. At December 31, 2019, Con Edison’s consolidated balance sheet included $819 million of net non-utility plant relating to the PG&E Projects, $1,057 million of intangible assets relating to the PG&E PPAs, $282 million of net non-utility plant of additional projects that secure the related project debt and $1,001 million of related project debt. Con Edison has tested whether its net non-utility plant relating to the PG&E Projects and intangible assets relating to the PG&E PPAs have been impaired. Based on the test, Con Edison has determined that there was no impairment. For other long-lived assets or intangible assets with definite lives, Con Edison recorded $2 million of impairment charges in 2018, and no impairment charges were recorded in 2019 or 2017. See “Clean Energy Businesses - Renewable Electric Production,” in Item 1 and “Long-Lived and Intangible Assets” in Note A and "Long-term Debt" in Note C to the financial statements in Item 8.
Accounting for Goodwill
In accordance with the accounting rules for goodwill and intangible assets, Con Edison is required to test goodwill for impairment annually or whenever there is a triggering event. The company has an option to first make a qualitative assessment that evaluates relevant events and circumstances, such as industry and market conditions, regulatory environment and financial performance. If, after applying the optional qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company then applies a two-step, quantitative goodwill impairment test. At December 31, 2019, Con Edison’s consolidated balance sheet included goodwill of $446 million. No material impairment charges on goodwill were recognized in 2019, 2018 or 2017. See “Goodwill” in Note A and Note K to the financial statements in Item 8.
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

82	CON EDISON ANNUAL REPORT 2019

Interest Rate Risk
The Companies' interest rate risk relates primarily to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses also use interest rate swaps. See Note O to the financial statements in Item 8. Con Edison and CECONY estimate that at December 31, 2019, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $7 million and $4 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable-rate tax-exempt debt, are reconciled to levels reflected in rates.
Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note O to the financial statements in Item 8.
Con Edison estimates that, as of December 31, 2019, a 10 percent decline in market prices would result in a decline in fair value of $81 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $76 million is for CECONY and $5 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.
The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the years ended December 31, 2019 and 2018, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2019	2018
	(Millions of Dollars)
Average for the period	$—	$—
High	1	1
Low	—	—
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
The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At December 31, 2019, the pension plan investments consisted of 51 percent equity securities, 38 percent debt securities and 11 percent real estate.
For the Utilities’ pension and other postretirement benefit plans, regulatory accounting treatment is generally applied in accordance with the accounting rules for regulated operations. In accordance with the Statement of Policy issued by the NYSPSC and its current electric, gas and steam rate plans, CECONY defers for payment to or recovery from

CON EDISON ANNUAL REPORT 2019	83

customers the difference between the pension and other postretirement benefit expenses and the amounts for such expenses reflected in rates. O&R also defers such difference pursuant to its New York rate plans.

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
Item 7A: Quantitative and Qualitative Disclosures about Market Risk
Con Edison
For information about Con Edison’s primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks,” in Item 7 (which information is incorporated herein by reference). See also “The Companies Require Access To Capital Markets to Satisfy Funding Requirements,” in Item 1A.
CECONY
For information about CECONY’s primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks” in Item 7 (which information is incorporated herein by reference). See also “The Companies Require Access To Capital Markets to Satisfy Funding Requirements,” in Item 1A.

84	CON EDISON ANNUAL REPORT 2019

Item 8:    Financial Statements and Supplementary Data

Financial Statements	Page
Supplementary Financial Information

Con Edison
Report of Management on Internal Control Over Financial Reporting	87
Report of Independent Registered Public Accounting Firm	88
Consolidated Income Statement for the years ended December 31, 2019, 2018 and 2017	91
Consolidated Statement of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	92
Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017	93
Consolidated Balance Sheet at December 31, 2019 and 2018	94
Consolidated Statement of Equity for the years ended December 31, 2019, 2018 and 2017	96
Consolidated Statement of Capitalization at December 31, 2019 and 2018	97

CECONY
Report of Management on Internal Control Over Financial Reporting	100
Report of Independent Registered Public Accounting Firm	101
Consolidated Income Statement for the years ended December 31, 2019, 2018 and 2017	103
Consolidated Statement of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	104
Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017	105
Consolidated Balance Sheet at December 31, 2019 and 2018	106
Consolidated Statement of Shareholder’s Equity for the years ended December 31, 2019, 2018 and 2017	108
Consolidated Statement of Capitalization at December 31, 2019 and 2018	109

Notes to the Financial Statements	111

Financial Statement Schedules
Con Edison
Schedule I - Condensed Financial Information of Consolidated Edison, Inc. at December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017	172
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017	175
CECONY
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017	175
All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

CON EDISON ANNUAL REPORT 2019	85

Supplementary Financial Information
Selected Quarterly Financial Data for the years ended December 31, 2019 and 2018 (Unaudited)

	2019
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,514	$2,744	$3,365	$2,951
Operating income	786	458	867	565
Net income	424	152	473	295
Basic earnings per share	$1.31	$0.46	$1.42	$0.89
Diluted earnings per share	$1.31	$0.46	$1.42	$0.88
.

	2018
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,364	$2,696	$3,328	$2,949
Operating income	755	426	826	657
Net income	428	188	435	331
Basic earnings per share	$1.38	$0.60	$1.40	$1.06
Diluted earnings per share	$1.37	$0.60	$1.39	$1.05

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

	2019
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$3,039	$2,331	$2,877	$2,573
Operating income	726	376	723	524
Net income	412	152	414	272

	2018
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,884	$2,338	$2,899	$2,558
Operating income	705	382	764	504
Net income	389	149	431	227
In the opinion of CECONY, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

86	CON EDISON ANNUAL REPORT 2019

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2019, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy
John McAvoy
Chairman, President and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 20, 2020

CON EDISON ANNUAL REPORT 2019	87

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Consolidated Edison, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Consolidated Edison, Inc. and its subsidiaries (the "Company") as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note J to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

88	CON EDISON ANNUAL REPORT 2019

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the Effects of Regulatory Matters

As described in Notes A and B to the consolidated financial statements, the Company applies the authoritative guidance for regulated operations, which specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. As of December 31, 2019, there were $4,987 million of deferred costs included in regulatory assets and $4,929 million of regulatory liabilities awaiting potential refund or future rate reductions. Under regulatory accounting guidance, if it is probable that costs will be recovered in the future, those costs would be recorded as deferred charges or “regulatory assets.” Similarly, if revenues are recorded for costs expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.” The Company’s regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable state and federal regulators.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are there was significant auditor judgment and subjectivity in performing procedures and in evaluating audit evidence relating to the computation of regulatory assets and regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including the implementation of new regulatory orders or changes to existing regulatory balances. These procedures also included, among others, evaluating the reasonableness of management’s assessment of impacts arising from correspondence with regulators and changes in laws and regulations; evaluating management’s judgments related to the recoverability of regulatory assets and the establishment of regulatory liabilities; and recalculating regulatory assets and liabilities based on provisions and formulas outlined in rate orders and other correspondence with regulators.

Recoverability of Long-lived and Intangible Assets - Solar Plants with Pacific Gas & Electric (“PG&E”) as the Long-Term Power Purchase Agreement Off-taker (hereafter “PG&E Impacted Plants”)

As described in Notes A and C to the consolidated financial statements, on January 29, 2019, PG&E filed for bankruptcy causing an event of default under the PG&E power purchase agreements (“PPAs”) and associated project debt agreements. The Company had long-lived assets of $1,101 million and intangible assets of $1,057 million as of December 31, 2019, related to PG&E Impacted Plants. Management tests long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable (“triggering events assessment”). The carrying amount of a long-lived or intangible asset with a definite life is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The Company tested the related long-lived and intangible assets for the PG&E Impacted Plants for recoverability. Management’s cash flow projections for the recoverability of long-lived and intangible assets for the PG&E Impacted Plants included significant assumptions relating to the likelihood of PG&E’s assuming or rejecting the PPAs in bankruptcy.

CON EDISON ANNUAL REPORT 2019	89

The principal considerations for our determination that performing procedures relating to the recoverability of long-lived and intangible assets for PG&E Impacted Plants is a critical audit matter are that there was significant judgment by management when developing the undiscounted cash flows, including the assumption related to the PG&E PPAs. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s cash flow projections and significant assumptions, most notably the likelihood of PG&E’s assuming or rejecting the PPAs in bankruptcy.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s triggering events assessment and recoverability tests for the PG&E Impacted Plants’ long-lived and intangible assets. These procedures also included, among others, testing management’s process for developing the undiscounted cash flows used in the recoverability test. This included evaluating the appropriateness of the undiscounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of management’s significant assumptions, most notably the likelihood of PG&E’s assuming or rejecting the PPAs in bankruptcy.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 20, 2020
We have served as the Company’s or its predecessors' auditor since 1938.

90	CON EDISON ANNUAL REPORT 2019

Consolidated Edison, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2019	2018	2017
OPERATING REVENUES
Electric	$8,694	$8,612	$8,612
Gas	2,391	2,327	2,133
Steam	627	631	595
Non-utility	862	767	693
TOTAL OPERATING REVENUES	12,574	12,337	12,033
OPERATING EXPENSES
Purchased power	1,546	1,644	1,601
Fuel	207	263	216
Gas purchased for resale	880	1,041	808
Other operations and maintenance	3,175	3,152	3,139
Depreciation and amortization	1,684	1,438	1,341
Taxes, other than income taxes	2,406	2,266	2,155
TOTAL OPERATING EXPENSES	9,898	9,804	9,260
Gain on sale of solar electric production project in 2017	—	—	1
Gain on acquisition of Sempra Solar Holdings, LLC	—	131	—
OPERATING INCOME	2,676	2,664	2,774
OTHER INCOME (DEDUCTIONS)
Investment income	96	119	111
Other income	45	17	15
Allowance for equity funds used during construction	14	12	11
Other deductions	(104)	(210)	(185)
TOTAL OTHER INCOME (DEDUCTIONS)	51	(62)	(48)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,727	2,602	2,726
INTEREST EXPENSE
Interest on long-term debt	888	780	726
Other interest	116	49	11
Allowance for borrowed funds used during construction	(13)	(10)	(8)
NET INTEREST EXPENSE	991	819	729
INCOME BEFORE INCOME TAX EXPENSE	1,736	1,783	1,997
INCOME TAX EXPENSE	296	401	472
NET INCOME	$1,440	$1,382	$1,525
Income attributable to non-controlling interest	$97	$—	$—
NET INCOME FOR COMMON STOCK	$1,343	$1,382	$1,525
Net income per common share — basic	$4.09	$4.43	$4.97
Net income per common share — diluted	$4.08	$4.42	$4.94
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC (IN MILLIONS)	328.5	311.7	307.1
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED (IN MILLIONS)	329.5	312.9	308.8
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2019	91

Consolidated Edison, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
NET INCOME	$1,440	$1,382	$1,525
INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(97)	—	—
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(5)	10	1
Other income, net of taxes	2	—	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	(3)	10	1
COMPREHENSIVE INCOME	$1,340	$1,392	$1,526
The accompanying notes are an integral part of these financial statements.

92	CON EDISON ANNUAL REPORT 2019

Consolidated Edison, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
OPERATING ACTIVITIES
Net Income	$1,440	$1,382	$1,525
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,684	1,438	1,341
Deferred income taxes	308	408	485
Rate case amortization and accruals	(116)	(117)	(124)
Common equity component of allowance for funds used during construction	(14)	(12)	(11)
Net derivative (gains)/losses	27	8	(4)
(Gain) on Sale of Assets	(14)	—	—
Unbilled revenue and net unbilled revenue deferrals	(3)	18	(113)
(Gain) on sale of retail electric supply business and solar electric production projects	—	—	(1)
(Gain) on existing project interests due to acquisition of Sempra Solar Holdings, LLC	—	(131)	—
Other non-cash items, net	(18)	115	5
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	23	(140)	9
Materials and supplies, including fuel oil and gas in storage	6	(20)	5
Revenue decoupling mechanism receivable	(76)	—	—
Other receivables and other current assets	54	(62)	—
Taxes receivable	29	27	15
Prepayments	(73)	(7)	(19)
Accounts payable	10	(46)	95
Pensions and retiree benefits obligations, net	357	325	414
Pensions and retiree benefits contributions	(357)	(479)	(467)
Accrued taxes	10	(49)	44
Accrued interest	24	(35)	(7)
Superfund and environmental remediation costs, net	(9)	(19)	(14)
Distributions from equity investments	57	107	108
System benefit charge	20	92	101
Deferred charges, noncurrent assets and other regulatory assets	(492)	(393)	2,376
Deferred credits and other regulatory liabilities	278	436	(2,524)
Other current and noncurrent liabilities	(21)	(151)	128
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,134	2,695	3,367
INVESTING ACTIVITIES
Utility construction expenditures	(3,238)	(3,251)	(3,028)
Cost of removal less salvage	(295)	(258)	(248)
Non-utility construction expenditures	(248)	(246)	(415)
Investments in electric and gas transmission projects	(205)	(248)	(45)
Investments in/acquisitions of renewable electric production projects	(10)	(19)	(45)
Acquisition of Sempra Solar Holdings, LLC, net of cash acquired	—	(1,488)	—
Proceeds from sale of assets	192	5	34
Other investing activities	22	34	37
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,782)	(5,471)	(3,710)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(874)	1,989	(477)
Issuance of long-term debt	3,017	3,030	1,697
Retirement of long-term debt	(1,195)	(1,938)	(434)
Debt issuance costs	(32)	(61)	(19)
Common stock dividends	(924)	(842)	(803)
Issuance of common shares - public offering	825	705	343
Issuance of common shares for stock plans	54	53	51
Distribution to noncontrolling interest	(12)	2	(1)
NET CASH FLOWS FROM FINANCING ACTIVITIES	859	2,938	357
CASH, TEMPORARY CASH INVESTMENTS AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	211	162	14
BALANCE AT BEGINNING OF PERIOD	1,006	844	830
BALANCE AT END OF PERIOD	$1,217	$1,006	$844

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$876	$805	$725
Income taxes	$(26)	—	$(29)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$336	$369	$432
Issuance of common shares for dividend reinvestment	$47	$47	$46
Software licenses acquired but unpaid as of end of period	$80	$100	$—
Equipment acquired but unpaid as of end of period	$33	—	—

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2019	93

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$981	$895
Accounts receivable — customers, less allowance for uncollectible accounts of $70 and $62 in 2019 and 2018, respectively	1,236	1,267
Other receivables, less allowance for uncollectible accounts of $4 and $5 in 2019 and 2018, respectively	184	285
Taxes receivable	20	49
Accrued unbilled revenue	599	514
Fuel oil, gas in storage, materials and supplies, at average cost	352	358
Prepayments	260	187
Regulatory assets	128	76
Restricted cash	236	111
Revenue decoupling mechanism receivable	76	—
Other current assets	200	122
TOTAL CURRENT ASSETS	4,272	3,864
INVESTMENTS	2,065	1,766
UTILITY PLANT, AT ORIGINAL COST
Electric	31,866	30,378
Gas	10,107	9,100
Steam	2,601	2,562
General	3,562	3,331
TOTAL	48,136	45,371
Less: Accumulated depreciation	10,322	9,769
Net	37,814	35,602
Construction work in progress	1,937	1,978
NET UTILITY PLANT	39,751	37,580
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $391 and $275 in 2019 and 2018, respectively	3,829	4,000
Construction work in progress	309	169
NET PLANT	43,889	41,749
OTHER NONCURRENT ASSETS
Goodwill	446	440
Intangible assets, less accumulated amortization of $126 and $29 in 2019 and 2018, respectively	1,557	1,654
Operating lease right-of-use-asset	857	—
Regulatory assets	4,859	4,294
Other deferred charges and noncurrent assets	134	153
TOTAL OTHER NONCURRENT ASSETS	7,853	6,541
TOTAL ASSETS	$58,079	$53,920
The accompanying notes are an integral part of these financial statements.

94	CON EDISON ANNUAL REPORT 2019

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,446	$650
Term Loan	—	825
Notes payable	1,692	1,741
Accounts payable	1,164	1,187
Customer deposits	346	351
Accrued taxes	76	61
Accrued interest	153	129
Accrued wages	102	109
Fair value of derivative liabilities	123	50
Regulatory liabilities	102	114
System benefit charge	647	627
Operating lease liabilities	65	—
Other current liabilities	371	363
TOTAL CURRENT LIABILITIES	6,287	6,207
NONCURRENT LIABILITIES
Provision for injuries and damages	130	146
Pensions and retiree benefits	1,516	1,228
Superfund and other environmental costs	734	779
Asset retirement obligations	425	450
Fair value of derivative liabilities	105	16
Deferred income taxes and unamortized investment tax credits	6,227	5,820
Operating lease liabilities	809	—
Regulatory liabilities	4,827	4,641
Other deferred credits and noncurrent liabilities	279	299
TOTAL NONCURRENT LIABILITIES	15,052	13,379
LONG-TERM DEBT	18,527	17,495
EQUITY
Common shareholders’ equity	18,022	16,726
Noncontrolling interest	191	113
TOTAL EQUITY (See Statement of Equity)	18,213	16,839
TOTAL LIABILITIES AND EQUITY	$58,079	$53,920
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2019	95

Consolidated Edison, Inc.
Consolidated Statement of Equity

(In Millions/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
	Shares	Amount			Shares	Amount				Total
BALANCE AS OF DECEMBER 31, 2016	305	$33	$5,854	$9,559	23	$(1,038)	$(83)	$(27)	$8	$14,306
Net income				1,525						1,525
Common stock dividends ($2.76 per share)				(849)						(849)
Issuance of common shares - public offering	5	1	344				(2)			343
Issuance of common shares for stock plans			100							100
Other comprehensive income								1		1
Noncontrolling interest									(1)	(1)
BALANCE AS OF DECEMBER 31, 2017	310	$34	$6,298	$10,235	23	$(1,038)	$(85)	$(26)	$7	$15,425
Net income				1,382						$1,382
Common stock dividends ($2.86 per share)				(889)						(889)
Issuance of common shares - public offering	11		719				(14)			705
Issuance of common shares for stock plans			100							100
Other comprehensive income								10		10
Noncontrolling interest									106	106
BALANCE AS OF DECEMBER 31, 2018	321	$34	$7,117	$10,728	23	$(1,038)	$(99)	$(16)	$113	$16,839
Net income				1,343					97	$1,440
Common stock dividends ($2.96 per share)				(971)						(971)
Issuance of common shares - public offering	12	1	835				(11)			825
Issuance of common shares for stock plans			102							102
Other comprehensive income								(3)		(3)
Noncontrolling interest									(19)	(19)
BALANCE AS OF DECEMBER 31, 2019	333	$35	$8,054	$11,100	23	$(1,038)	$(110)	$(19)	$191	$18,213
The accompanying notes are an integral part of these financial statements.

96	CON EDISON ANNUAL REPORT 2019

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(In Millions)	2019	2018	2019	2018
TOTAL EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE LOSS	333	321	$18,041	$16,742
Pension plan liability adjustments, net of taxes			(17)	(12)
Unrealized losses on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(2)	(4)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(19)	(16)
Equity			18,022	16,726
Noncontrolling interest			191	113
TOTAL EQUITY (See Statement of Equity)			$18,213	$16,839
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2019	97

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2019	2018
DEBENTURES:
2019	4.96%		2009A	$—	60
2019	6.65		2009B	—	475
2019	2.00		2017A	—	400
2020	4.45		2010A	350	350
2021	2.00		2016A	500	500
2021	2.35	(a)	2018C	640	640
2024	3.30		2014B	250	250
2026	2.90		2016B	250	250
2027	6.50		1997F	80	80
2027	3.125		2017B	350	350
2028	3.80		2018A	300	300
2028	4.00		2018D	500	500
2029	2.94		2019B	44	—
2033	5.875		2003A	175	175
2033	5.10		2003C	200	200
2034	5.70		2004B	200	200
2035	5.30		2005A	350	350
2035	5.25		2005B	125	125
2036	5.85		2006A	400	400
2036	6.20		2006B	400	400
2036	5.70		2006E	250	250
2037	6.30		2007A	525	525
2038	6.75		2008B	600	600
2039	6.00		2009B	60	60
2039	5.50		2009C	600	600
2039	3.46		2019C	38	—
2040	5.70		2010B	350	350
2040	5.50		2010B	115	115
2042	4.20		2012A	400	400
2043	3.95		2013A	700	700
2044	4.45		2014A	850	850
2045	4.50		2015A	650	650
2045	4.95		2015A	120	120
2045	4.69		2015B	100	100
2046	3.85		2016A	550	550
2046	3.88		2016A	75	75
2047	3.875		2017A	500	500
2048	4.65		2018E	600	600
2048	4.35		2018A	125	125
2048	4.35		2018B	25	25
2049	4.125		2019A	700	—
2049	3.73		2019A	43	—
2054	4.625		2014C	750	750
2056	4.30		2016C	500	500
2057	4.00		2017C	350	350
2058	4.50		2018B	700	700
2059	3.70		2019B	600	—
TOTAL DEBENTURES				15,990	15,500

98	CON EDISON ANNUAL REPORT 2019

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2019		2018
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2036	1.63%	(a)	2010A	225		225
2039	1.63	(a)	2004C	99		99
2039	1.59	(a)	2005A	126		126
TOTAL TAX-EXEMPT DEBT				450		450
PROJECT DEBT:
2023	4.52	(b)	Copper Mountain Solar 2	224		230
2024-2032	5.96 - 4.52	(b)	Coram	150		160
2025	4.61	(b)	Copper Mountain Solar 3	289		298
2026	3.72	(b)	CED Southwest	456		—
2028	4.41		Wind Holdings	123		137
2028	3.81	(b)	Copper Mountain Solar 1	67		70
2031	2.24 - 3.03		Mesquite Solar 1	193		208
2031-2038	5.25 - 4.95		Texas Solar 4	56		58
2036	3.94		California Solar 2	98		103
2036	4.07		California Solar 3	86		89
2037	4.78		California Solar	184	—	190
2038	3.82		California Solar 4	297		—
2039	4.82		Broken Bow II	68		69
2040	4.53		Texas Solar 5	145		150
2041	4.21		Texas Solar 7	199		206
2042	4.45		Upton County Solar	90		94
Other project debt				12		14
TOTAL PROJECT DEBT				2,737		2,076
Other long-term debt				974		304
Unamortized debt expense				(141)		(152)
Unamortized debt discount				(37)		(33)
TOTAL				19,973		18,145
Less: Long-term debt due within one year				1,446		650
TOTAL LONG-TERM DEBT				18,527		17,495
TOTAL CAPITALIZATION				$36,549		$34,221
(a) Rates reset weekly or quarterly; December 31, 2019 rates shown.
(b) December 31, 2019 effective rates shown, reflecting variable interest rates on the debt that are reset quarterly or semi-annually and the effect of applicable interest rate swaps, if any.
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2019	99

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2019, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ John McAvoy
John McAvoy
Chairman and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 20, 2020

100	CON EDISON ANNUAL REPORT 2019

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholder of Consolidated Edison Company of New York, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Consolidated Edison Company of New York, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note J to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements, and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

CON EDISON ANNUAL REPORT 2019	101

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 20, 2020
We have served as the Company’s auditor since 1938.

102	CON EDISON ANNUAL REPORT 2019

Consolidated Edison Company of New York, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
OPERATING REVENUES
Electric	$8,062	$7,971	$7,972
Gas	2,132	2,078	1,901
Steam	627	631	595
TOTAL OPERATING REVENUES	10,821	10,680	10,468
OPERATING EXPENSES
Purchased power	1,357	1,433	1,415
Fuel	207	263	216
Gas purchased for resale	606	643	510
Other operations and maintenance	2,635	2,555	2,526
Depreciation and amortization	1,373	1,276	1,195
Taxes, other than income taxes	2,295	2,156	2,057
TOTAL OPERATING EXPENSES	8,473	8,326	7,919
OPERATING INCOME	2,348	2,354	2,549
OTHER INCOME (DEDUCTIONS)
Investment and other income	40	13	14
Allowance for equity funds used during construction	12	11	10
Other deductions	(87)	(167)	(161)
TOTAL OTHER INCOME (DEDUCTIONS)	(35)	(143)	(137)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,313	2,211	2,412
INTEREST EXPENSE
Interest on long-term debt	672	662	615
Other interest	67	36	14
Allowance for borrowed funds used during construction	(11)	(9)	(6)
NET INTEREST EXPENSE	728	689	623
INCOME BEFORE INCOME TAX EXPENSE	1,585	1,522	1,789
INCOME TAX EXPENSE	335	326	685
NET INCOME	$1,250	$1,196	$1,104
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2019	103

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
NET INCOME	$1,250	$1,196	$1,104
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(3)	1	1
Other income, net of taxes	2	—	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	(1)	1	1
COMPREHENSIVE INCOME	$1,249	$1,197	$1,105
The accompanying notes are an integral part of these financial statements.

104	CON EDISON ANNUAL REPORT 2019

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$1,250	$1,196	$1,104
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,373	1,276	1,195
Deferred income taxes	128	354	575
Rate case amortization and accruals	(117)	(133)	(142)
Common equity component of allowance for funds used during construction	(12)	(11)	(10)
(Gain)/Loss on Sale of Assets	(14)	—	—
Unbilled revenue and net unbilled revenue deferrals	(3)	(4)	(17)
Other non-cash items, net	7	13	(59)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	3	(153)	15
Materials and supplies, including fuel oil and gas in storage	11	(17)	(17)
Revenue decoupling mechanism receivable	(76)	—	—
Other receivables and other current assets	54	(96)	23
Accounts receivables from affiliated companies	141	(150)	45
Prepayments	(61)	(9)	(8)
Accounts payable	(7)	(27)	125
Accounts payable to affiliated companies	(4)	7	—
Pensions and retiree benefits obligations, net	330	293	370
Pensions and retiree benefits contributions	(325)	(440)	(420)
Superfund and environmental remediation costs, net	(12)	(18)	(12)
Accrued taxes	11	(47)	52
Accrued taxes to affiliated companies	—	(72)	(47)
Accrued interest	1	(1)	2
System benefit charge	18	86	85
Deferred charges, noncurrent assets and other regulatory assets	(486)	(314)	2,212
Deferred credits and other regulatory liabilities	306	549	(2,242)
Other current and noncurrent liabilities	(14)	(78)	37
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,502	2,204	2,866
INVESTING ACTIVITIES
Utility construction expenditures	(3,028)	(3,051)	(2,840)
Cost of removal less salvage	(288)	(255)	(240)
Proceeds from sale of assets	192	—	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,124)	(3,306)	(3,080)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(55)	1,042	(450)
Issuance of long-term debt	1,300	2,740	1,200
Retirement of long-term debt	(475)	(1,836)	—
Debt issuance costs	(21)	(30)	(15)
Capital contribution by parent	900	120	301
Dividend to parent	(912)	(846)	(796)
NET CASH FLOWS FROM FINANCING ACTIVITIES	737	1,190	240
CASH, TEMPORARY CASH INVESTMENTS AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	115	88	26
BALANCE AT BEGINNING OF PERIOD	818	730	704
BALANCE AT END OF PERIOD	$933	$818	$730

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$676	$662	$602
Income taxes	$73	$195	$108
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$285	$299	$351
Software licenses acquired but unpaid as of end of period	$76	$95	—
Equipment acquired but unpaid as of end of period	$33	—	—

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2019	105

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$933	$818
Accounts receivable – customers, less allowance for uncollectible accounts of $65 and $57 in 2019 and 2018, respectively	1,153	1,163
Other receivables, less allowance for uncollectible accounts of $3 in 2019 and 2018, respectively	120	211
Taxes receivable	—	5
Accrued unbilled revenue	477	392
Accounts receivable from affiliated companies	73	214
Fuel oil, gas in storage, materials and supplies, at average cost	293	304
Prepayments	178	117
Regulatory assets	113	64
Revenue decoupling mechanism receivable	76	—
Other current assets	127	69
TOTAL CURRENT ASSETS	3,543	3,357
INVESTMENTS	461	385
UTILITY PLANT AT ORIGINAL COST
Electric	29,989	28,595
Gas	9,229	8,295
Steam	2,601	2,562
General	3,271	3,056
TOTAL	45,090	42,508
Less: Accumulated depreciation	9,490	8,988
Net	35,600	33,520
Construction work in progress	1,812	1,850
NET UTILITY PLANT	37,412	35,370
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2019 and 2018	2	4
NET PLANT	37,414	35,374
OTHER NONCURRENT ASSETS
Regulatory assets	4,487	3,923
Operating lease right-of-use asset	601	—
Other deferred charges and noncurrent assets	51	69
TOTAL OTHER NONCURRENT ASSETS	5,139	3,992
TOTAL ASSETS	$46,557	$43,108
The accompanying notes are an integral part of these financial statements.

106	CON EDISON ANNUAL REPORT 2019

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$350	$475
Notes payable	1,137	1,192
Accounts payable	956	977
Accounts payable to affiliated companies	13	17
Customer deposits	334	339
Accrued taxes	71	55
Accrued interest	113	112
Accrued wages	92	99
Fair value of derivative liabilities	81	25
Regulatory liabilities	63	73
System benefit charge	587	569
Operating lease liabilities	54	—
Other current liabilities	280	267
TOTAL CURRENT LIABILITIES	4,131	4,200
NONCURRENT LIABILITIES
Provision for injuries and damages	125	141
Pensions and retiree benefits	1,241	952
Superfund and other environmental costs	654	693
Asset retirement obligations	362	292
Fair value of derivative liabilities	65	6
Deferred income taxes and unamortized investment tax credits	6,000	5,739
Operating lease liabilities	551	—
Regulatory liabilities	4,427	4,258
Other deferred credits and noncurrent liabilities	240	241
TOTAL NONCURRENT LIABILITIES	13,665	12,322
LONG-TERM DEBT	14,614	13,676
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	14,147	12,910
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$46,557	$43,108
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2019	107

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Shareholder’s Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2016	235	$589	$4,347	$7,923	$(962)	$(61)	$(7)	$11,829
Net income				$1,104				1,104
Common stock dividend to parent				(796)				(796)
Capital contribution by parent			302			(1)		301
Other comprehensive income							1	1
BALANCE AS OF DECEMBER 31, 2017	235	$589	$4,649	$8,231	$(962)	$(62)	$(6)	$12,439
Net income				1,196				1,196
Common stock dividend to parent				(846)				(846)
Capital contribution by parent			120					120
Other comprehensive income							1	1
BALANCE AS OF DECEMBER 31, 2018	235	$589	$4,769	$8,581	$(962)	$(62)	$(5)	$12,910
Net income				1,250				1,250
Common stock dividend to parent				(912)				(912)
Capital contribution by parent			900					900
Other comprehensive income							(1)	(1)
BALANCE AS OF DECEMBER 31, 2019	235	$589	$5,669	$8,919	$(962)	$(62)	$(6)	$14,147
The accompanying notes are an integral part of these financial statements.

108	CON EDISON ANNUAL REPORT 2019

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

	Shares outstanding
	December 31,		At December 31,
(In Millions)	2019	2018	2019	2018
TOTAL SHAREHOLDER’S EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE LOSS	235	235	$14,153	$12,915
Unrealized losses on derivatives qualified as cash flow hedges, less reclassification adjustment for losses included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(6)	(5)
TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES			(6)	(5)
TOTAL SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)			$14,147	$12,910
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2019	109

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2019	2018
DEBENTURES:
2019	6.65		2009B	—	475
2020	4.45		2010A	350	350
2021	2.35	(a)	2018C	640	640
2024	3.30		2014B	250	250
2026	2.90		2016B	250	250
2027	3.125		2017B	350	350
2028	3.80		2018A	300	300
2028	4.00		2018D	500	500
2033	5.875		2003A	175	175
2033	5.10		2003C	200	200
2034	5.70		2004B	200	200
2035	5.30		2005A	350	350
2035	5.25		2005B	125	125
2036	5.85		2006A	400	400
2036	6.20		2006B	400	400
2036	5.70		2006E	250	250
2037	6.30		2007A	525	525
2038	6.75		2008B	600	600
2039	5.50		2009C	600	600
2040	5.70		2010B	350	350
2042	4.20		2012A	400	400
2043	3.95		2013A	700	700
2044	4.45		2014A	850	850
2045	4.50		2015A	650	650
2046	3.85		2016A	550	550
2047	3.875		2017A	500	500
2048	4.65		2018E	600	600
2049	4.125		2019A	700	—
2054	4.625		2014C	750	750
2056	4.30		2016C	500	500
2057	4.00		2017C	350	350
2058	4.50		2018B	700	700
2059	3.70		2019B	600	—
TOTAL DEBENTURES				14,665	13,840
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2036	1.63	(a)	2010A	225	225
2039	1.63	(a)	2004C	99	99
2039	1.59	(a)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				450	450
Unamortized debt expense				(115)	(107)
Unamortized debt discount				(36)	(32)
TOTAL				14,964	14,151
Less: Long-term debt due within one year				350	475
TOTAL LONG-TERM DEBT				14,614	13,676
TOTAL CAPITALIZATION				$28,761	$26,586
(a) Rates reset weekly or quarterly; December 31, 2019 rates shown.
The accompanying notes are an integral part of these financial statements.

110	CON EDISON ANNUAL REPORT 2019

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
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Clean Energy Businesses, Inc., which through its subsidiaries develop, own and operate renewable and energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. In December 2018, the Clean Energy Businesses acquired Sempra Solar Holdings, LLC. Con Edison Transmission, Inc. invests in electric transmission facilities through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and invests in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas). See Note U.
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

The Utilities’ principal regulatory assets and liabilities are detailed in Note B. The Utilities are receiving or being credited with a return on all of their regulatory assets for which a cash outflow has been made, and are paying or being charged with a return on all of their regulatory liabilities for which a cash inflow has been received. The Utilities’ regulatory assets and liabilities at December 31, 2019 are recoverable from customers, or to be applied for customer benefit, in accordance with rate provisions that have been approved by state regulators.

Other significant accounting policies of the Companies are referenced below in this Note A and in the notes that follow.

CON EDISON ANNUAL REPORT 2019	111

Revenue Recognition
The following table presents, for the years ended December 31, 2019 and 2018, revenue from contracts with customers as defined in Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source. Revenue was recognized for the year ended December 31, 2017 under ASC Topic 605, “Revenue Recognition,” and was materially consistent with revenue that would have been recognized under Topic 606.

	2019				2018
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$7,913		$149	$8,062	$7,920		$51	$7,971
Gas	2,097		35	2,132	2,052		26	2,078
Steam	610		17	627	625		6	631
Total CECONY	$10,620		$201	$10,821	$10,597		$83	$10,680
O&R
Electric	627		7	634	647		(5)	642
Gas	247		12	259	256		(7)	249
Total O&R	$874		$19	$893	$903		$(12)	$891
Clean Energy Businesses
Renewables	575	(b)	—	575	329	(b)	—	329
Energy services	71		—	71	95		—	95
Other	—		211	211	—		339	339
Total Clean Energy Businesses	$646		$211	$857	$424		$339	$763
Con Edison Transmission	4		—	4	4		—	4
Other (c)	—		(1)	(1)	—		(1)	(1)
Total Con Edison	$12,144		$430	$12,574	$11,928		$409	$12,337
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the total for Renewables revenue at the Clean Energy Businesses is $14 million and $103 million for the years ended December 31, 2019 and 2018, respectively, of revenue related to engineering, procurement and construction services.
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

112	CON EDISON ANNUAL REPORT 2019

The Clean Energy Businesses recognize revenue for the sale of energy from renewable electric production projects as energy is generated and billed to counterparties; accrue revenues at the end of each month for energy generated but not yet billed to counterparties; and recognize revenue as energy is delivered and services are provided for managing energy supply assets leased from others and managing the dispatch, fuel requirements and risk management activities for generating plants and merchant transmission in the northeastern United States. The Clean Energy Businesses also recognize revenue for providing energy-efficiency services to government and commercial customers, and recognize revenue for engineering, procurement and construction services, under the percentage-of-completion method of revenue recognition.

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

	2019			2018
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$29	$20		$58	$87
Additions (c)	86	1		144	38
Subtractions (c)	86	4	(d)	173	105	(d)
Ending balance as of December 31,	$29	$17		$29	$20

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

(d)	Of the subtractions from unearned revenue, $4 million and $50 million was included in the balance as of January 1, 2019 and 2018, respectively.

As of December 31, 2019, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses, under contracts with customers for energy services is $82 million, of which $46 million will be recognized within the next two years, and the remaining $36 million will be recognized pursuant to long-term service and maintenance agreements.

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

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
Con Edison	$323	$330	$302
CECONY	312	318	292

CON EDISON ANNUAL REPORT 2019	113

Other Receivables
Other Receivables includes costs related to aid provided by the Utilities in the restoration of power in Puerto Rico in the aftermath of September 2017 hurricanes. Such costs have fully been billed to the appropriate authorities. As of December 31, 2019, Con Edison and CECONY other receivables' balances related to such costs were $8 million.

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

Rates used for AFUDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFUDC rates for CECONY were 5.1 percent, 5.4 percent and 5.5 percent for 2019, 2018 and 2017, respectively. The AFUDC rates for O&R were 5.3 percent, 2.2 percent and 2.5 percent for 2019, 2018 and 2017, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rates for CECONY were 3.2 percent for 2019 and 3.1 percent for 2018 and 2017. The average depreciation rates for O&R were 3.0 percent for 2019 and 2.9 percent for 2018 and 2017.

The estimated lives for utility plant for CECONY range from 5 to 95 years for electric, 5 to 90 years for gas, 5 to 80 years for steam and 5 to 55 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric and gas and 5 to 50 years for general plant.

At December 31, 2019 and 2018, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Electric
Generation	$591	$593	$591	$592
Transmission	3,634	3,333	3,380	3,106
Distribution	20,676	19,750	19,602	18,716
General	43	—	43	—
Gas (a)	8,617	7,714	7,961	7,107
Steam	1,813	1,830	1,813	1,830
General	2,365	2,306	2,143	2,102
Held for future use	75	76	67	67
Construction work in progress	1,937	1,978	1,812	1,850
Net Utility Plant	$39,751	$37,580	$37,412	$35,370
(a) Primarily distribution.
General utility plant of Con Edison and CECONY included $93 million and $88 million, respectively, at December 31, 2019, and $100 million and $95 million, respectively at December 31, 2018, related to a May 2018 acquisition of software licenses. The estimated aggregate annual amortization expense for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $10 million at December 31, 2019 and was $3 million at December 31, 2018.

114	CON EDISON ANNUAL REPORT 2019

Under the Utilities’ rate plans, the aggregate annual depreciation allowance for the period ended December 31, 2019 was $1,417 million, including $1,332 million under CECONY’s electric, gas and steam rate plans that have been approved by the NYSPSC.
Non–Utility Plant
Non-utility plant is stated at original cost. For Con Edison, non-utility plant consists primarily of the Clean Energy Businesses’ renewable electric production projects. For the Utilities, non-utility plant consists of land and conduit for telecommunication use. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives, which is 10 years.

Goodwill
Con Edison tests goodwill for impairment at least annually or whenever there is a triggering event. There is an option to first make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying a two-step, quantitative goodwill impairment test. Con Edison has elected to perform the qualitative assessment for substantially all of its goodwill and, if needed, applies the two-step quantitative approach. The first step of the quantitative goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any. The second step requires a calculation of the implied fair value of goodwill. In 2019, Con Edison recorded no impairment charge on goodwill. See Note K.

Long–Lived and Intangible Assets
The Companies test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The carrying amount of a long-lived asset or intangible asset with a definite life is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. In the event a test indicates that such cash flows cannot be expected to be sufficient to fully recover the assets, the assets are considered impaired and written down to their estimated fair value.

Con Edison's intangible assets with definite lives consist primarily of power purchase agreements, which were identified as part of purchase price allocations associated with acquisitions made by the Clean Energy Businesses in 2016 and 2018. At December 31, 2019 and 2018, intangible assets arising from power purchase agreements, including the PG&E PPAs (discussed below), were $1,554 million and $1,651 million, net of accumulated amortization of $119 million and $22 million, respectively, and are being amortized over the life of each agreement. Excluding power purchase agreements, Con Edison’s other intangible assets were $3 million, net of accumulated amortization of $7 million, at December 31, 2019 and 2018. CECONY’s other intangible assets were immaterial at December 31, 2019 and 2018. Con Edison recorded amortization expense related to its intangible assets of $99 million in 2019, $14 million in 2018 and $9 million in 2017. Con Edison expects amortization expense to be $100 million per year over the next five years. Con Edison recorded $2 million of impairment charges in 2018. No impairment charges were recorded on Con Edison's long-lived assets or intangible assets with definite lives in 2019 or 2017.
In January 2019, Pacific Gas and Electric Company (PG&E) filed in the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of certain of the Clean Energy Businesses' renewable electric production projects with an aggregate generating capacity of 680 MW (AC) (PG&E Projects) is sold to PG&E under long-term power purchase agreements (PG&E PPAs). Most of the PG&E PPAs have contract prices that are higher than estimated market prices. PG&E, as a debtor in possession, may assume or reject the PG&E PPAs, subject to review by the bankruptcy court.
In January 2020, PG&E and certain PG&E shareholders submitted a plan of reorganization to the bankruptcy court. The plan includes the assumption by PG&E of all of its power purchase agreements. The plan is subject to, among other things: confirmation by the bankruptcy court by June 30, 2020 (or any extension of the date by which PG&E’s bankruptcy must be resolved for PG&E to participate in the insurance fund described below); approval by the California Public Utilities Commission (CPUC) of PG&E’s implementation of the plan and participation in the insurance fund; PG&E obtaining funding for distributions under the plan; and the continuation in full force and effect of the September 2019 subrogation claims restructuring support agreement, the December 2019 tort claimants restructuring support agreement and the January 2020 noteholder restructuring support agreement. The plan is

CON EDISON ANNUAL REPORT 2019	115

supported by the parties to these restructuring support agreements, subject to their terms, and includes the assumption by PG&E of all of its power purchase agreements. A plan of reorganization can be revoked, amended, withdrawn or delayed prior to its confirmation by the bankruptcy court. Bankruptcy court approval is required for a plan of reorganization to be sent to creditors for consideration.
In January and May 2019, FERC issued orders (which PG&E is challenging) affirming its jurisdiction to review and approve the modification or abrogation of wholesale power contracts that are the subject of rejection in bankruptcy. In June 2019, the bankruptcy court ruled that FERC does not have concurrent jurisdiction with it and that FERC’s January and May 2019 orders are of no force and effect in the bankruptcy proceeding. FERC and additional parties, including the Clean Energy Businesses, are challenging the bankruptcy court’s June 2019 ruling in appeals that are pending in the United States Court of Appeals for the Ninth Circuit.

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

The PG&E bankruptcy is an event of default under the PG&E PPAs. Unless the lenders for the related project debt otherwise agree, distributions from the related projects to the Clean Energy Businesses will not be made during the pendency of the bankruptcy. See “Reconciliation of Cash, Temporary Cash Investments and Restricted Cash,” below.

At December 31, 2019 and 2018, Con Edison’s consolidated balance sheet included $819 million and $885 million of net non-utility plant relating to the PG&E Projects, $1,057 million and $1,125 million of intangible assets relating to the PG&E PPAs, $282 million and $292 million of net non-utility plant of additional projects that secure the related project debt and $1,001 million and $1,050 million of non-recourse related project debt, respectively. See "Long-term Debt" in Note C. Con Edison has tested whether its net non-utility plant relating to the PG&E Projects and intangible assets relating to the PG&E PPAs have been impaired. The projected future cash flows used in the test reflected Con Edison’s expectation that the PG&E PPAs are not likely to be rejected. Based on the test, Con Edison has determined that there was no impairment. If, in the future, one or more of the PG&E PPAs is rejected or any such rejection becomes likely, there will be an impairment of the related intangible assets and could be an impairment of the related non-utility plant. The amount of any such impairment could be material.

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

116	CON EDISON ANNUAL REPORT 2019

Temporary Cash Investments
Temporary cash investments are short-term, highly-liquid investments that generally have maturities of three months or less at the date of purchase. They are stated at cost, which approximates market. The Companies consider temporary cash investments to be cash equivalents.
Investments
Investments consist primarily of the investments of Con Edison Transmission that are accounted for under the equity method, and the fair value of the Utilities’ supplemental retirement income plan and deferred income plan assets. Equity method investments are subject to the accounting rules which would require the recognition of a decrease in value other than for a temporary decline. The following investment assets are included in the Companies' consolidated balance sheets at December 31, 2019 and 2018:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
CET Gas investment in Stagecoach Gas Services, LLC	$924	$948	$—	$—
CET Gas investment in Mountain Valley Pipeline, LLC (a)	602	363	—	—
Supplemental retirement income plan assets (b)	397	326	371	301
Deferred income plan assets	81	75	81	75
CET Electric investment in New York Transco, LLC	59	52	—	—
Other	2	2	9	9
Total investments	$2,065	$1,766	$461	$385

(a)	See Note U.

(b)	See Note E.

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
In accordance with the Statement of Policy issued by the NYSPSC and its current electric, gas and steam rate plans, CECONY defers for payment to or recovery from customers the difference between such expenses and the amounts for such expenses reflected in rates. O&R also defers such difference pursuant to its New York rate plans. See Note B.
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

CON EDISON ANNUAL REPORT 2019	117

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

Upon enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the TCJA), the Companies re-measured their deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. The tax effects of changes in tax laws are to be recognized in the period in which the law is enacted and deferred tax assets and liabilities are to be re-measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. For the Utilities, in accordance with their New York rate plans and the accounting rules for regulated operations, the change in deferred taxes was recorded as either an offset to a regulatory asset or a regulatory liability. For Con Edison’s other businesses, the change in deferred taxes was reflected as a decrease in income tax expense, which increased Con Edison's net income. See “Other Regulatory Matters” and “Regulatory Assets and Liabilities” in Note B and Note L.

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

Research and Development Costs
Research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
Con Edison	$24	$24	$24
CECONY	23	23	23

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

118	CON EDISON ANNUAL REPORT 2019

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the exercise price (see Note M) and its common shares that are subject to forward sale agreements (see Note C). Before the issuance of common shares upon settlement of the forward sale agreements, the shares will be reflected in the company’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreements over the number of shares that could be purchased by the company in the market (based on the average market price during the period) using the proceeds due upon physical settlement (based on the adjusted forward sale price at the end of the reporting period).
Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2019	2018	2017
Net income for common stock	$1,343	$1,382	$1,525
Weighted average common shares outstanding – basic	328.5	311.7	307.1
Add: Incremental shares attributable to effect of potentially dilutive securities	1.0	1.2	1.7
Adjusted weighted average common shares outstanding – diluted	329.5	312.9	308.8
Net Income per common share – basic	$4.09	$4.43	$4.97
Net Income per common share – diluted	$4.08	$4.42	$4.94

The computation of diluted EPS for the years ended December 31, 2019 and 2018 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

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

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI, net of taxes, at December 31, 2016 (a)	$(27)	$(7)
OCI before reclassifications, net of tax of $3 and $1 for Con Edison and CECONY, respectively	(4)	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(3) and $(1) for Con Edison and CECONY, respectively (a)(b)	5	1
Total OCI, net of taxes, at December 31, 2017	1	1
Accumulated OCI, net of taxes, at December 31, 2017 (a)	$(26)	$(6)
OCI before reclassifications, net of tax of $3 for Con Edison	4	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison (a)(b)	6	1
Total OCI, net of taxes, at December 31, 2018	10	1
Accumulated OCI, net of taxes, at December 31, 2018 (a)	$(16)	$(5)
OCI before reclassifications, net of tax of $(6) and $(1) for Con Edison and CECONY, respectively	(10)	(3)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison (a)(b)	7	2
Total OCI, net of taxes, at December 31, 2019	(3)	(1)
Accumulated OCI, net of taxes, at December 31, 2019 (a)	$(19)	$(6)
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

CON EDISON ANNUAL REPORT 2019	119

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At December 31, 2019 and 2018, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At December 31,
	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Cash and temporary cash investments	$981	$895	$933	$818
Restricted cash (a)	236	111	—	—
Total cash, temporary cash investments and restricted cash	$1,217	$1,006	$933	$818

(a)
Restricted cash included cash of the Clean Energy Businesses' renewable electric production project subsidiaries ($236 million and $109 million at December 31, 2019 and 2018, respectively) that, under the related project debt agreements, is either restricted until the various maturity dates of the project debt to being used for normal operating expenses and capital expenditures, debt service, and required reserves or restricted as a result of the PG&E bankruptcy. During the pendency of the PG&E bankruptcy, unless the lenders for the related project debt otherwise agree, cash may not be distributed from the related projects to the Clean Energy Businesses. See "Long-Lived and Intangible Assets,” above and "Long-term Debt" in Note C. In addition, restricted cash included O&R's New Jersey utility subsidiary, Rockland Electric Company transition bond charge collections, net of principal, interest, trustee and service fees ($2 million at December 31, 2018).

Note B – Regulatory Matters
Rate Plans
The Utilities provide service to New York customers according to the terms of tariffs approved by the NYSPSC. Tariffs for service to customers of Rockland Electric Company (RECO), O&R’s New Jersey regulated utility subsidiary, are approved by the NJBPU. The tariffs include schedules of rates for service that limit the rates charged by the Utilities to amounts that recover from their customers costs approved by the regulator, including capital costs, of providing service to customers as defined by the tariff. The tariffs implement rate plans adopted by state utility regulators in rate orders issued at the conclusion of rate proceedings. Pursuant to the Utilities’ rate plans, there generally can be no change to the charges to customers during the respective terms of the rate plans other than specified adjustments provided for in the rate plans. The Utilities’ rate plans each cover specified periods, but rates determined pursuant to a plan generally continue in effect until a new rate plan is approved by the state utility regulator.
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

120	CON EDISON ANNUAL REPORT 2019

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
Weighted average cost of capital is determined based on the authorized common equity ratio, return on common equity, cost of long-term debt and cost of customer deposits reflected in each rate plan. For each rate plan, the revenues designed to provide the utility a return on invested capital for each rate year are determined by multiplying each utility rate base by its pre–tax weighted average cost of capital. The Utilities’ actual return on common equity will reflect their actual operations for each rate year, and may be more or less than the authorized return on equity reflected in their rate plans (and if more, may be subject to earnings sharing).
The following tables contain a summary of the Utilities’ rate plans:

CECONY – Electric
Effective period	January 2017 – December 2019	January 2020 – December 2022 (a)
Base rate changes	Yr. 1 – $195 million (b) Yr. 2 – $155 million (b) Yr. 3 – $155 million (b)	Yr. 1 – $113 million (c) Yr. 2 – $370 million (c) Yr. 3 – $326 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $84 million Yr. 2 – $83 million Yr. 3 – $69 million	Yr. 1 – $267 million (d) Yr. 2 – $269 million (d) Yr. 3 – $272 million (d)
Other revenue sources
Retention of $75 million of annual transmission congestion revenues.

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 – $28 million
Yr. 2 – $47 million
Yr. 3 – $64 million
In 2017, 2018 and 2019, the company recorded $13 million, $25 million and $43 million of earnings adjustment mechanism incentives for energy efficiency, respectively. The company also achieved $5 million of incentives for service terminations in 2017, 2018 and 2019 that, pursuant to the rate plan, is being recorded ratably in earnings from 2018 to 2020. In 2018 and 2019, the company recorded $3 million and $7 million of incentives for service terminations, respectively.

Retention of $75 million of annual transmission congestion revenues.

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $69 million
Yr. 2 - $74 million
Yr. 3 - $79 million

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized electric delivery revenues.
In 2017, 2018 and 2019, the company deferred for customer benefit $45 million, $(6) million and $169 million of revenues, respectively.
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
Negative revenue adjustments
Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 – $376 million
Yr. 2 – $341 million
Yr. 3 – $352 million
In 2017 and 2018, the company did not record any negative revenue adjustments. In 2019, the company recorded negative revenue adjustments of $15 million.
Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 - $450 million Yr. 2 - $461 million Yr. 3 - $476 million

CON EDISON ANNUAL REPORT 2019	121

Cost reconciliations
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate tax-exempt debt, major storms, property taxes (e), municipal infrastructure support costs (f), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (g).
In 2017, 2018 and 2019, the company deferred $35 million, $189 million and $10 million of net regulatory assets, respectively.

Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate debt, major storms, property taxes (e), municipal infrastructure support costs (f), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates. (g)

Net utility plant reconciliations
Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI):
Yr. 1 – $21,689 million
Yr. 2 – $22,338 million
Yr. 3 – $23,002 million
AMI:
Yr. 1 – $126 million
Yr. 2 – $257 million
Yr. 3 – $415 million
The company deferred $0.4 million as a regulatory asset in 2017. In 2018 and 2019, $0.4 and $11.8 million was deferred as a regulatory liability, respectively.

Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI):
Yr. 1 - $24,491 million
Yr. 2 - $25,092 million
Yr. 3 - $25,708 million
AMI:
Yr. 1 - $572 million
Yr. 2 - $740 million
Yr. 3 - $806 million (h)

Average rate base	Yr. 1 – $18,902 million Yr. 2 – $19,530 million Yr. 3 – $20,277 million	Yr. 1 - $21,660 million Yr. 2 - $22,783 million Yr. 3 - $23,926 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.82 percent Yr. 2 – 6.80 percent Yr. 3 – 6.73 percent	6.61 percent
Authorized return on common equity	9.0 percent	8.80 percent
Actual return on common equity (i)	Yr. 1 – 9.30 percent Yr. 2 – 9.36 percent Yr. 3 – 8.82 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.5 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.

In 2017, the company had no earnings above the threshold but recorded a positive adjustment related to 2016 of $5.7 million in earnings.

In 2018 and 2019, the company had no earnings sharing above the threshold.
Most earnings above an annual earnings threshold of 9.3 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 4.93 percent Yr. 2 – 4.88 percent Yr. 3 – 4.74 percent	4.63 percent
Common equity ratio	48 percent	48 percent

(a)
In January 2020, the NYSPSC approved the October 2019 Joint Proposal for CECONY's electric rate plan for January 2020 through December 2022. If at the end of any semi-annual period ending June 30 and December 31, Con Edison’s investments in its non-utility businesses exceed 15 percent of its total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, CECONY is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures (see Note S) are not necessary.

(b)
The electric base rate increases were in addition to a $48 million increase resulting from the December 2016 expiration of a temporary credit under the prior rate plan. At the NYSPSC’s option, these increases were implemented with increases of $199 million in each rate year. Base rates reflect recovery by the company of certain costs of its energy efficiency, system peak reduction and electric vehicle programs (Yr. 1 - $20.5 million; Yr. 2 - $49 million; and Yr. 3 - $107.5 million) over a 10-year period, including the overall pre-tax rate of return on such costs.

(c)
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

(d)
Amounts reflect amortization of the 2018 tax savings under the federal Tax Cuts and Jobs Act of 2017 (TCJA) allocable to CECONY’s electric customers ($377 million) over a three-year period ($126 million annually), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s electric customers ($1,663 million) over the remaining lives of the related assets ($49 million in Yr. 1, $50 million in Yr. 2, and $53 million in Yr. 3) and the unprotected portion of the net regulatory liability ($784 million) over five years ($157 million annually). Amounts also reflect amortization of the regulatory asset for deferred MTA power reliability costs ($238 million) over a five-year period ($48 million annually).

(e)
Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr 1 - 10.0 basis points; Yr 2 - 7.5 basis points; and Yr 3 - 5.0 basis points.

(f)
In general, if actual expenses for municipal infrastructure support (other than company labor) are below the amounts reflected in rates the company will defer the difference for credit to customers, and if the actual expenses are above the amount reflected in rates the company will defer for recovery from customers 80 percent of the difference subject to a maximum deferral, subject to certain conditions, of

122	CON EDISON ANNUAL REPORT 2019

30 percent of the amount reflected in the January 2017-December 2019 rate plan and 15 percent of the amount reflected in the January 2020-December 2022 rate plan.

(g)
In addition, the NYSPSC staff has commenced a focused operations audit to investigate the income tax accounting of CECONY and other New York utilities. Any NYSPSC-ordered adjustment to CECONY’s income tax accounting will be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.

(h)	Reconciliation of net utility plant for AMI will be done on a combined basis for electric and gas.

(i)	Calculated in accordance with the earnings calculation method prescribed in the rate order.

CON EDISON ANNUAL REPORT 2019	123

CECONY – Gas
Effective period	January 2017 - December 2019	January 2020 – December 2022 (a)
Base rate changes	Yr. 1 – $(5) million (b) Yr. 2 – $92 million Yr. 3 – $90 million	Yr. 1 – $84 million (c) Yr. 2 – $122 million (c) Yr. 3 – $167 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $39 million Yr. 2 – $37 million Yr. 3 – $36 million	Yr. 1 – $45 million (d) Yr. 2 – $43 million (d) Yr. 3 – $10 million (d)
Other revenue sources
Retention of annual revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million.

Potential incentives if performance targets related to gas leak backlog, leak prone pipe and service terminations are met:
Yr. 1 – $7 million
Yr. 2 – $8 million
Yr. 3 – $8 million
In 2017, 2018 and 2019, the company achieved incentives of $7 million, $6 million and $7 million, respectively, that, pursuant to the rate plan, is being recorded ratably in earnings from 2018 to 2020. In 2018 and 2019, the company recorded incentives of $5 million and $9 million, respectively, for gas leak backlog, leak prone pipe and service terminations.

Retention of annual revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million.

Potential earnings adjusted mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $20 million
Yr. 2 - $22 million
Yr. 3 - $25 million

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized gas delivery revenues.
In 2017, 2018 and 2019, the company deferred $3 million, $12 million and $10 million of regulatory liabilities, respectively.
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
Negative revenue adjustments
Potential charges if performance targets relating to service, safety and other matters are not met:
Yr. 1 – $68 million
Yr. 2 – $63 million
Yr. 3 – $70 million
In 2017 and 2018, the company recorded negative revenue adjustments of $5 million and $4 million, respectively. In 2019, the company did not record any negative revenue adjustments.
Potential charges if performance targets relating to service, safety and other matters are not met: Yr. 1 - $81 million Yr. 2 - $88 million Yr. 3 - $96 million
Cost reconciliations
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate tax-exempt debt, major storms, property taxes (e), municipal infrastructure support costs (f), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates. (g)
In 2017, 2018 and 2019, the company deferred $2 million of net regulatory liabilities, $44 million of net regulatory assets and $18 million of net regulatory assets, respectively.

Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate debt, major storms, property taxes (e), municipal infrastructure support costs (f), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates. (g)

Net utility plant reconciliations
Target levels reflected in rates:
Gas average net plant target excluding AMI:
Yr. 1 – $5,844 million
Yr. 2 – $6,512 million
Yr. 3 – $7,177 million
AMI:
Yr. 1 – $27 million
Yr. 2 – $57 million
Yr. 3 – $100 million
In 2017 and 2018 the company deferred $2.2 million as regulatory liabilities. In 2019, the company deferred $1.7 million as a regulatory liability.

Target levels reflected in rates:
Gas average net plant target excluding AMI:
Yr. 1 - $8,108 million
Yr. 2 - $8,808 million
Yr. 3 - $9,510 million
AMI:
Yr. 1 - $142 million
Yr. 2 - $183 million
Yr. 3 - $211 million (h)

Average rate base	Yr. 1 – $4,841 million Yr. 2 – $5,395 million Yr. 3 – $6,005 million	Yr. 1 - $7,171 million Yr. 2 - $7,911 million Yr. 3 - $8,622 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.82 percent Yr. 2 – 6.80 percent Yr. 3 – 6.73 percent	6.61 percent
Authorized return on common equity	9.0 percent	8.80 percent
Actual return on common equity (i)	Yr. 1 – 9.22 percent Yr. 2 – 9.04 percent Yr. 3 – 8.72 percent

124	CON EDISON ANNUAL REPORT 2019

Earnings sharing
Most earnings above an annual earnings threshold of 9.5 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.

In 2017, 2018 and 2019, the company had no earnings above the threshold.
Most earnings above an annual earnings threshold of 9.3 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 4.93 percent Yr. 2 – 4.88 percent Yr. 3 – 4.74 percent	4.63 percent
Common equity ratio	48 percent	48 percent

(a)
In January 2020, the NYSPSC approved the October 2019 Joint Proposal for CECONY's gas rate plan for January 2020 through December 2022. If at the end of any semi-annual period ending June 30 and December 31, Con Edison’s investments in its non-utility businesses exceed 15 percent of its total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, CECONY is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures (see Note S) are not necessary.

(b)	The gas base rate decrease was offset by a $41 million increase resulting from the December 2016 expiration of a temporary credit under the prior rate plan.

(c)
The gas base rate increases shown above will be implemented with increases of $47 million in Yr. 1; $176 million in Yr. 2; and $170 million in Yr. 3 in order to levelize customer bill impacts. Base rates reflect recovery by the company of certain costs of its energy efficiency program (Yr. 1 - $30 million; Yr. 2 - $37 million; and Yr. 3 - $40 million) over a ten-year period, including the overall pre-tax rate of return on such costs.

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

(e)-(i)	See footnotes (e) - (i) to the table under “CECONY Electric,” above.

CON EDISON ANNUAL REPORT 2019	125

CECONY – Steam
Effective period	January 2014 – December 2016 (a)
Base rate changes	Yr. 1 – $(22.4) million (b) Yr. 2 – $19.8 million (b) Yr. 3 – $20.3 million (b) Yr. 4 – None Yr. 5 – None Yr. 6 – None
Amortizations to income of net regulatory (assets) and liabilities	$37 million over three years
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential charges (up to $1 million annually) if certain steam performance targets are not met. In years 2014 through 2019, the company did not record any negative revenue adjustments.
Cost reconciliations (c)
In 2014, 2015, 2016, 2017, 2018 and 2019, the company deferred $42 million of net regulatory liabilities, $17 million of net regulatory assets, $8 million and $14 million of net regulatory liabilities, $1 million of net regulatory assets and $8 million of net regulatory liabilities, respectively.

Net utility plant reconciliations
Target levels reflected in rates were:
Production:
Yr. 1 – $1,752 million
Yr. 2 – $1,732 million
Yr. 3 – $1,720 million
Distribution:
Yr. 1 – $6 million
Yr. 2 – $11 million
Yr. 3 – $25 million
The company reduced its regulatory liability by $0.1 million in 2014 and immaterial amounts in 2015 and 2016 and no deferrals were recorded in 2017, 2018 and 2019.

Average rate base	Yr. 1 – $1,511 million Yr. 2 – $1,547 million Yr. 3 – $1,604 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent
Authorized return on common equity	9.3 percent
Actual return on common equity (d)	Yr. 1 – 9.82 percent Yr. 2 – 10.88 percent Yr. 3 – 10.54 percent Yr. 4 – 9.51 percent Yr. 5 – 11.73 percent Yr. 6 – 10.45 percent
Earnings sharing
Weather normalized earnings above an annual earnings threshold of 9.9 percent are to be applied to reduce regulatory assets for environmental remediation and other costs.
In 2014, the company had no earnings above the threshold. Actual earnings were $11.5 million and $7.8 million above the threshold in 2015 and 2016, respectively. In 2017, actual earnings were $8.5 million above the threshold, offset in part by a positive adjustment related to 2016 of $4 million. In 2018, actual earnings were $16.5 million above the threshold, and an additional $1.1 million related to 2017 was recorded. In 2019 actual earnings were $5 million above the threshold, offset in part by an adjustment related to 2018 of $2.3 million.

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

(d)	Calculated in accordance with the earnings calculation method prescribed in the rate order.

126	CON EDISON ANNUAL REPORT 2019

O&R New York – Electric
Effective period	November 2015 - October 2017 (a)	January 2019 – December 2021 (d)
Base rate changes	Yr. 1 – $9.3 million Yr. 2 – $8.8 million Yr. 3 – None	Yr. 1 – $13.4 million (e) Yr. 2 – $8.0 million (e) Yr. 3 – $5.8 million (e)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $(8.5) million (b) Yr. 2 – $(9.4) million (b) Yr. 3 – None	Yr. 1 – $(1.5) million (f) Yr. 2 – $(1.5) million (f) Yr. 3 – $(1.5) million (f)
Other revenue sources
Potential earnings adjustment mechanism incentives for peak reduction, energy efficiency, Distributed Energy Resources utilization and other potential incentives of up to:
Yr. 1 - $3.6 million
Yr. 2 - $4.0 million
Yr. 3 - $4.2 million

Potential incentive if performance target related to service terminations is met: $0.5 million annually.

In 2019, the company recorded $2.6 million of earnings adjustment mechanism incentives for energy efficiency and $0.2 million of incentives for service terminations.

Revenue decoupling mechanisms
In 2015, 2016, 2017 and 2018, the company deferred for the customer’s benefit an immaterial amount, $6.3 million as regulatory liabilities, $11.2 million as regulatory asset and $0.5 million as regulatory asset, respectively.
Continuation of reconciliation of actual to authorized electric delivery revenues. In 2019 the company deferred $0.1 million as a regulatory asset.
Recoverable energy costs	Continuation of current rate recovery of purchased power costs.	Continuation of current rate recovery of purchased power costs.
Negative revenue adjustments
Potential charges (up to $4 million annually) if certain performance targets are not met. In 2015 the company recorded $1.25 million in negative revenue adjustments. In 2016, 2017 and 2018, the company did not record any negative revenue adjustments.

Potential charges if certain performance targets relating to service, reliability and other matters are not met:
Yr. 1 - $4.4 million
Yr. 2 - $4.4 million
Yr. 3 - $4.5 million

In 2019, the company did not record any negative revenue adjustments.

Cost reconciliations
In 2015, 2016 and 2017, the company deferred $0.3 million, $7.4 million and $3.2 million as net decreases to regulatory assets, respectively. In 2018, the company deferred $5 million as a net regulatory asset.

Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (g), energy efficiency program (h), major storms, the impact of new laws and certain other costs to amounts reflected in rates.(i)

In 2019, the company deferred $4.3 million as a net regulatory asset.

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

Target levels reflected in rates were:
Electric average net plant target excluding advanced metering infrastructure (AMI):
Yr. 1 - $1,008 million
Yr. 2 - $1,032 million
Yr. 3 - $1,083 million
AMI (j):
Yr. 1 - $48 million
Yr. 2 - $58 million
Yr. 3 - $61 million

The company increased regulatory asset by an immaterial amount in 2019.

Average rate base	Yr. 1 – $763 million Yr. 2 – $805 million Yr. 3 – $805 million	Yr. 1 – $878 million Yr. 2 – $906 million Yr. 3 – $948 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.06 percent Yr. 3 – 7.06 percent	Yr. 1 – 6.97 percent Yr. 2 – 6.96 percent Yr. 3 – 6.96 percent
Authorized return on common equity	9.0 percent	9.0 percent
Actual return on common equity (k)	Yr. 1 – 10.8 percent Yr. 2 – 9.7 percent Yr. 3 – 7.2 percent	Yr. 1 – 9.6 percent

CON EDISON ANNUAL REPORT 2019	127

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

In 2019, earnings did not exceed the earnings threshold.

Cost of long-term debt	Yr. 1 – 5.42 percent Yr. 2 – 5.35 percent Yr. 3 – 5.35 percent	Yr. 1 – 5.17 percent Yr. 2 – 5.14 percent Yr. 3 – 5.14 percent
Common equity ratio	48 percent	48 percent

(a)	Rates determined pursuant to this rate plan continued in effect until the subsequent rate plan became effective.

(b)
$59.3 million of the regulatory asset for deferred storm costs is to be recovered from customers over a 5 year period, including $11.85 million in each of years 1 and 2, $1 million of the regulatory asset for such costs will not be recovered from customers, and all outstanding issues related to Superstorm Sandy and other past major storms prior to November 2014 are resolved. Approximately $4 million of regulatory assets for property tax and interest rate reconciliations will not be recovered from customers. Amounts that will not be recovered from customers were charged-off in June 2015.

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

(e)	The electric base rate increases shown above will be implemented with increases of: Yr. 1 - $8.6 million; Yr. 2 - $12.1 million; and Yr. 3 - $12.2 million.

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

(j)	Net plant reconciliation for AMI expenditures will be implemented for a single category of AMI capital expenditures that includes amounts allocated to both electric and gas customers.

(k)	Calculated in accordance with the earnings calculation method prescribed in the rate order.

128	CON EDISON ANNUAL REPORT 2019

O&R New York – Gas
Effective period	November 2015 – October 2018 (a)	January 2019 – December 2021 (d)
Base rate changes	Yr. 1 – $16.4 million Yr. 2 – $16.4 million Yr. 3 – $5.8 million Yr. 3 – $10.6 million collected through a surcharge	Yr. 1 – $(7.5) million (e) Yr. 2 – $3.6 million (e) Yr. 3 – $0.7 million (e)
Amortization to income of net regulatory (assets) and liabilities	Yr. 1 – $(1.7) million (b) Yr. 2 – $(2.1) million (b) Yr. 3 – $(2.5) million (b)	Yr. 1 – $1.8 million (f) Yr. 2 – $1.8 million (f) Yr. 3 – $1.8 million (f)
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

In 2019, the company recorded $0.3 million of earnings adjustment mechanism incentives for energy efficiency and $0.7 million of incentives for gas leak backlog, leak prone pipe and service terminations.

Revenue decoupling mechanisms
In 2015, 2016, 2017 and 2018, the company deferred $0.8 million of regulatory assets, $6.2 million of regulatory liabilities, $1.7 million of regulatory liabilities and $6.3 million of regulatory liabilities, respectively.
Continuation of reconciliation of actual to authorized gas delivery revenues. In 2019, the company deferred $0.8 million of regulatory assets.
Recoverable energy costs	Current rate recovery of purchased gas costs.	Continuation of current rate recovery of purchased gas costs.
Negative revenue adjustments
Potential charges (up to $3.7 million in Yr. 1, $4.7 million in Yr. 2 and $4.9 million in Yr. 3) if certain performance targets are not met. In 2015, 2016 and 2017, the company did not record any negative revenue adjustments. In 2018, the company recorded a $0.1 million negative revenue adjustment.

Potential charges if performance targets relating to service, safety and other matters are not met: Yr. 1 - $5.5 million; Yr. 2 - $5.7 million; and Yr. 3 - $6.0 million.

In 2019, the company recorded a $0.2 million negative revenue adjustment.

Cost reconciliations
In 2015 and 2016, the company deferred $4.5 million and $6.6 million as net regulatory liabilities and assets, respectively. In 2017 and 2018, the company deferred $3.5 million and $7.4 million as net regulatory liabilities, respectively.

Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (g), energy efficiency program (h), the impact of new laws and certain other costs to amounts reflected in rates.(i)

In 2019, the company deferred $6 million as net regulatory liabilities.

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

Target levels reflected in rates were:
Gas average net plant target excluding AMI:
Yr. 1 - $593 million
Yr. 2 - $611 million
Yr. 3 - $632 million
AMI (j):
Yr. 1 - $20 million
Yr. 2 - $24 million
Yr. 3 - $25 million

In 2019, the company deferred an immaterial amount as regulatory asset.

Average rate base	Yr. 1 – $366 million Yr. 2 – $391 million Yr. 3 – $417 million	Yr. 1 – $454 million Yr. 2 – $476 million Yr. 3 – $498 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.06 percent Yr. 3 – 7.06 percent	Yr. 1 – 6.97 percent Yr. 2 – 6.96 percent Yr. 3 – 6.96 percent
Authorized return on common equity	9.0 percent	9.0 percent
Actual return on common equity (k)	Yr. 1 – 11.2 percent Yr. 2 – 9.7 percent Yr. 3 – 8.1 percent	Yr. 1 – 8.9 percent

CON EDISON ANNUAL REPORT 2019	129

Earnings sharing
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets. In 2015, earnings did not exceed the earnings threshold. Actual earnings were $4 million, $0.2 million above the threshold for 2016 and 2017, respectively. In 2018, earnings did not exceed the earnings threshold.

Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year. In 2019, earnings did not exceed the earnings threshold.

Cost of long-term debt	Yr. 1 – 5.42 percent Yr. 2 – 5.35 percent Yr. 3 – 5.35 percent	Yr. 1 – 5.17 percent Yr. 2 – 5.14 percent Yr. 3 – 5.14 percent
Common equity ratio	48 percent	48 percent

(a)	Rates pursuant to this rate plan continued in effect until the subsequent rate plan became effective.

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

(e)	The gas base rate changes shown above will be implemented with changes of: Yr. 1 - $(5.9) million; Yr. 2 - $1.0 million; and Yr. 3 - $1.0 million.
(f)-(k) See footnotes (f) - (k) to the table under “O&R New York - Electric,” above.

130	CON EDISON ANNUAL REPORT 2019

In January 2020, the NJBPU approved an electric rate increase, effective February 1, 2020, of $12 million for RECO. The following table contains a summary of the terms of the distribution rate plans.

RECO
Effective period	March 2017 – January 2020	February 2020
Base rate changes	Yr. 1 – $1.7 million	Yr. 1 – $12 million
Amortization to income of net regulatory (assets) and liabilities	$0.2 million over three years and continuation of $(25.6) million of deferred storm costs over four years which expired on July 31, 2018 (a)	$4.8 million over four years.
Recoverable energy costs	Current rate recovery of purchased power costs.	Current rate recovery of purchased power costs.
Cost reconciliations	None	None
Average rate base	Yr. 1 – $178.7 million	Yr. 1 – $229.9 million
Weighted average cost of capital (after-tax)	7.47 percent	7.11 percent
Authorized return on common equity	9.6 percent	9.5 percent
Actual return on common equity	Yr. 1 – 7.5 percent Yr. 2 – 5.7 percent
Cost of long-term debt	5.37 percent	4.88 percent
Common equity ratio	49.7 percent	48.32 percent

(a)
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

CECONY, under its electric rate plan that was approved in January 2020, is amortizing its TCJA net benefits prior to January 1, 2019 allocable to its electric customers ($377 million) over a three-year period, the “protected” portion of its net regulatory liability for future income taxes related to certain accelerated tax depreciation benefits allocable to its electric customers ($1,663 million) over the remaining lives of the related assets and the remainder, or “unprotected” portion of the net regulatory liability allocable to its electric customers ($784 million) over a five-year period. CECONY, under its gas rate plan that was approved in January 2020, is amortizing its remaining TCJA net benefits prior to January 1, 2019 allocable to its gas customers ($63 million) over a two-year period, the protected portion of its net regulatory liability for future income taxes allocable to its gas customers ($725 million) over the remaining lives of the related assets and the unprotected portion of the net regulatory liability allocable to its gas customers ($107 million) over a five-year period. See footnote (d) to the CECONY - Electric and Gas tables under “Rate Plans,” above.

CECONY's net benefits prior to October 1, 2018 allocable to the company’s steam customers ($15 million) are being amortized over a three-year period. CECONY’s net regulatory liability for future income taxes, including both the protected and unprotected portions, allocable to the company’s steam customers ($185 million) is being amortized over the remaining lives of the related assets (with the amortization period for the unprotected portion subject to review in its next steam rate proceeding).

O&R, under its current electric and gas rate plans, has reflected its TCJA net benefits in its electric and gas rates beginning as of January 1, 2019. Under the rate plans, O&R is amortizing its net benefits prior to January 1, 2019 ($22 million) over a three-year period, the protected portion of its net regulatory liability for future income taxes ($123 million) over the remaining lives of the related assets and the unprotected portion ($30 million) over a fifteen-year period. See "Rate Plans," above.

CON EDISON ANNUAL REPORT 2019	131

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At December 31, 2019, the Utilities had not accrued a liability related to this matter.

In March 2018, Winter Storms Riley and Quinn caused damage to the Utilities’ electric distribution systems and interrupted service to approximately 209,000 CECONY customers, 93,000 O&R customers and 44,000 RECO customers. At December 31, 2019, CECONY's costs related to March 2018 storms, including Riley and Quinn, amounted to $134 million, including operation and maintenance expenses reflected in its electric rate plan ($15 million), operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan ($84 million), capital expenditures ($29 million) and removal costs ($6 million). At December 31, 2019, O&R and RECO costs related to 2018 storms amounted to $43 million and $17 million, respectively, most of which were deferred as regulatory assets pursuant to their electric rate plans. In January 2019, O&R began recovering its deferred storm costs over a six-year period in accordance with its New York electric rate plan. The NYSPSC investigated the preparation and response to the storms by CECONY, O&R, and other New York electric utilities, including all aspects of their emergency response plans. In April 2019, following the issuance of a NYSPSC staff report on the investigation, the NYSPSC ordered the utilities to show cause why the NYSPSC should not commence a penalty action against them for violating their emergency response plans. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At December 31, 2019, the Utilities had not accrued a liability related to this matter.

In July 2018, the NYSPSC commenced an investigation into the rupture of a CECONY steam main located on Fifth Avenue and 21st Street in Manhattan. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of buildings and streets for various periods. The NYSPSC has commenced an investigation. As of December 31, 2019, with respect to the incident, the company incurred operating costs of $17 million for property damage, clean-up and other response costs and invested $9 million in capital and retirement costs. The company is unable to estimate the amount or range of its possible loss related to the incident. At December 31, 2019, the company had not accrued a liability related to the incident.

In March 2019, the NYSPSC ordered CECONY to show cause why the NYSPSC should not commence a penalty action and prudence proceeding against CECONY for alleged violations of gas operator qualification, performance, and inspection requirements. At December 31, 2019, the company had accrued a $10 million liability related to this matter.

On July 13, 2019, electric service was interrupted to approximately 72,000 CECONY customers on the west side of Manhattan. The NYSPSC and the Northeast Power Coordinating Council, a regional reliability entity, are investigating the July 13, 2019 power outage. Pursuant to the major outage reliability performance provisions of its electric rate plan, as a result of the July 13, 2019 power outage, the company recorded a $5 million negative revenue adjustment. The NYSPSC is also investigating other CECONY power outages that occurred in July 2019, primarily in the Flatbush area of Brooklyn. Primarily due to these outages, pursuant to the rate plan’s annual non-network outage frequency and non-network outage duration reliability performance provisions, the company recorded a $10 million negative revenue adjustment. The company is unable to estimate the amount or range of its possible additional loss related to these power outages.

132	CON EDISON ANNUAL REPORT 2019

Regulatory Assets and Liabilities
Regulatory assets and liabilities at December 31, 2019 and 2018 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Regulatory assets
Unrecognized pension and other postretirement costs	$2,541	$2,238	$2,403	$2,111
Environmental remediation costs	732	810	647	716
Revenue taxes	321	291	308	278
MTA power reliability deferral	248	229	248	229
Property tax reconciliation	219	101	210	86
System peak reduction and energy efficiency programs	131	72	130	70
Deferred derivative losses	83	17	76	11
Municipal infrastructure support costs	75	67	75	67
Pension and other postretirement benefits deferrals	71	73	47	56
Deferred storm costs	77	76	—	—
Brooklyn Queens demand management program	39	39	39	39
Meadowlands heater odorization project	35	36	35	36
Unamortized loss on reacquired debt	28	36	26	34
Preferred stock redemption	22	23	22	23
Recoverable REV demonstration project costs	21	20	19	18
Gate station upgrade project	19	17	19	17
Non-wire alternative projects	14	3	14	3
Workers’ compensation	3	5	3	5
O&R transition bond charges	—	2	—	—
Other	180	139	166	124
Regulatory assets – noncurrent	4,859	4,294	4,487	3,923
Deferred derivative losses	128	36	113	29
Recoverable energy costs	—	40	—	35
Regulatory assets – current	128	76	113	64
Total Regulatory Assets	$4,987	$4,370	$4,600	$3,987
Regulatory liabilities
Future income tax*	$2,426	$2,515	$2,275	$2,363
Allowance for cost of removal less salvage	989	928	843	790
TCJA net benefits	471	434	454	411
Net unbilled revenue deferrals	199	117	199	117
Net proceeds from sale of property	173	6	173	6
Energy efficiency portfolio standard unencumbered funds	122	127	118	122
Pension and other postretirement benefit deferrals	75	62	46	40
System benefit charge carrying charge	48	27	44	24
Property tax refunds	45	45	45	45
BQDM and REV Demo reconciliations	27	18	26	18
Earnings sharing - electric, gas and steam	22	36	15	27
Settlement of gas proceedings	10	15	10	15
Unrecognized other postretirement costs	9	7	—	7
Settlement of prudence proceeding	8	37	8	37
Property tax reconciliation	—	36	—	36
Other	203	231	171	200
Regulatory liabilities – noncurrent	4,827	4,641	4,427	4,258
Refundable energy costs	44	31	12	8
Deferred derivative gains	34	30	34	29
Revenue decoupling mechanism	24	53	17	36
Regulatory liabilities—current	102	114	63	73
Total Regulatory Liabilities	$4,929	$4,755	$4,490	$4,331
* See "Federal Income Tax" in Note A, "Other Regulatory Matters," above, and Note L.

Unrecognized pension and other postretirement costs represent the net regulatory asset associated with the accounting rules for retirement benefits. See Note A.

Revenue taxes represent the timing difference between taxes collected and paid by the Utilities to fund mass transportation.

CON EDISON ANNUAL REPORT 2019	133

MTA power reliability deferral represents CECONY’s costs in excess of those reflected in its prior electric rate plan to take certain actions relating to the electrical equipment that serves the Metropolitan Transportation Authority (MTA) subway system. The company is recovering this regulatory asset pursuant to its current electric rate plan. See footnote (d) to the CECONY - Electric table under “Rate Plans,” above.
Deferred storm costs represent response and restoration costs, other than capital expenditures, in connection with Superstorm Sandy and other major storms that were deferred by the O&R.

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
The NYSPSC has authorized CECONY to accrue unbilled electric, gas and steam revenues. CECONY has deferred the net margin on the unbilled revenues for the future benefit of customers by recording a regulatory liability of $199 million and $117 million at December 31, 2019 and 2018, respectively, for the difference between the unbilled revenues and energy cost liabilities.
Note C – Capitalization
Common Stock
Con Edison is authorized to issue 500,000,000 shares of its common stock and CECONY is authorized to issue 340,000,000 of its common stock. At December 31, 2019 and 2018, 332,629,597 and 320,960,396 shares, respectively, of Con Edison common stock were outstanding. At December 31, 2019 and 2018, 235,488,094 million shares of CECONY common stock were outstanding, all of which were owned by Con Edison. At December 31, 2019 and 2018, Con Edison had 23,210,700 treasury shares, including 21,976,200 shares of Con Edison stock that CECONY purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

In November 2018, Con Edison entered into forward sale agreements relating to 14,973,492 shares of its common stock. In December 2018, the company issued 9,324,123 shares for $705 million upon physical settlement of shares subject to the forward sale agreements. In March 2019, Con Edison issued 5,649,369 shares of its common stock for $425 million upon physical settlement of the remaining shares subject to the forward sale agreements.

In May 2019, Con Edison entered into a forward sale agreement relating to 5,800,000 shares of its common stock. In June 2019, the company issued 4,750,000 shares for $400 million upon physical settlement of shares subject to the forward sale agreement. At December 31, 2019, 1,050,000 shares remained subject to the forward sale agreement. In January 2020, the company issued 1,050,000 shares for $88 million upon physical settlement of the remaining shares subject to the forward sale agreement.
Capitalization of Con Edison
Con Edison's capitalization shown on its Consolidated Statement of Capitalization includes its outstanding common stock and long-term debt and the outstanding long-term debt of the Utilities and the Clean Energy Businesses.
Dividends
In accordance with NYSPSC requirements, the dividends that the Utilities generally pay are limited to not more than 100 percent of their respective income available for dividends calculated on a two–year rolling average basis. See Note S. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk.
Long-term Debt
Long-term debt maturing in the period 2020-2024 is as follows:

134	CON EDISON ANNUAL REPORT 2019

(Millions of Dollars)	Con Edison		CECONY
2020	$518	(a)	$350
2021	1,967		640
2022	437		—
2023	316		—
2024	385		250

(a)
Amount shown includes $73 million of PG&E-related project debt that is amortizing and scheduled to be repaid in 2020. Amount shown does not include $928 million of PG&E-related project debt that, as a result of the PG&E bankruptcy, was reclassified during the first quarter of 2019 on Con Edison’s consolidated balance sheet from long-term debt to long-term debt due within one year. See “Long-Lived and Intangible Assets” in Note A.

CECONY has issued $450 million of tax–exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and is subject to tender by bondholders for purchase by the company.
The carrying amounts and fair values of long-term debt at December 31, 2019 and 2018 are:

(Millions of Dollars)	2019		2018
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$19,973	$22,738	$18,145	$18,740
CECONY	$14,964	$17,505	$14,151	$14,685

(a)
Amounts shown are net of unamortized debt expense and unamortized debt discount of $178 million and $151 million for Con Edison and CECONY, respectively, as of December 31, 2019 and $185 million and $139 million for Con Edison and CECONY, respectively, as of December 31, 2018.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at December 31, 2019 are classified as Level 2 (see Note P).
At December 31, 2019, and 2018, the Clean Energy Businesses had $2,737 million and $2,076 million, respectively of non-recourse debt secured by the pledge of the applicable renewable energy production projects including $1,001 million and $1,050 million, respectively, of PG&E-related project debt. As a result of the January 2019 PG&E bankruptcy (see "Long-Lived and Intangible Assets" in Note A), the lenders for the PG&E-related project debt may, upon written notice, declare principal and interest on the PG&E-related project debt to be due and payable immediately and, if such amounts are not timely paid, foreclose on the related projects. The company is seeking to negotiate agreements with the PG&E-related project debt lenders pursuant to which the lenders would defer exercising these remedies.
Significant Debt Covenants
The significant debt covenants under the financing arrangements for the Companies' debentures and Con Edison's notes and February 2019 $825 million, two-year variable-rate term loan include obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other entity unless certain conditions are met. In addition, the notes include a covenant that the company shall continue its utility business in New York City, the term loan includes a covenant that, subject to certain exceptions, the company and its subsidiaries will not mortgage, lien, pledge or otherwise encumber its assets, and the notes and term loan provide that the company shall not permit its ratio of consolidated debt to consolidated total capital to exceed certain amounts (0.675 to 1 for the notes and 0.65 for the term loan) and include cross default provisions with respect to the failure by the company or any material subsidiary to make one or more payments in respect of material financial obligations (in excess of an aggregate $100 million of debt for the notes and $150 million of debt or derivative obligations for the term loan, excluding non-recourse debt) of the company (or any of its material subsidiaries, in the case of the notes) and the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $100 million for the notes and $150 million for the term loan, not including non-recourse debt) of the company (or any of its material subsidiaries, in the case of the notes) or enables the holders of such debt to accelerate the maturity thereof. The Companies' debentures have no cross default provisions. The tax–exempt financing arrangements of CECONY are subject to covenants for the debentures discussed above and the covenants discussed below. The Companies were in compliance with their significant debt covenants at December 31, 2019.

CON EDISON ANNUAL REPORT 2019	135

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
Note D – Short-Term Borrowing
In December 2016, Con Edison and the Utilities entered into a credit agreement (Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement, as amended in 2019, expires in December 2023. There is a maximum of $2,250 million of credit available through December 2022 and $2,200 million of credit available from then through December 2023. The full amount is available to CECONY and $1,000 million (subject to increase up to $1,500 million) is available to Con Edison, including up to $1,200 million of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement. At December 31, 2019, Con Edison had $1,692 million of commercial paper outstanding, of which $1,137 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2019 was 2.0 percent for both Con Edison and CECONY. At December 31, 2018, Con Edison had $1,741 million of commercial paper outstanding of which $1,192 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2018 was 3.0 percent for both Con Edison and CECONY.

At December 31, 2019 and 2018, no loans were outstanding under the Credit Agreement. An immaterial amount of letters of credit were outstanding under the Credit Agreement as of December 31, 2019 and 2018.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default for a company include that company exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2019 this ratio was 0.51 to 1 for Con Edison and 0.53 to 1 for CECONY); that company having liens on its assets in an aggregate amount exceeding five percent of its consolidated total capital, subject to certain exceptions; that company or any of its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt) of that company; the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) of that company or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. The Companies were in compliance with their covenants at December 31, 2019.

See Note S for information about short-term borrowing between related parties.

136	CON EDISON ANNUAL REPORT 2019

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
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for 2019, 2018 and 2017 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2019	2018	2017	2019	2018	2017
Service cost – including administrative expenses	$250	$290	$263	$232	$272	$246
Interest cost on projected benefit obligation	601	561	591	564	525	554
Expected return on plan assets	(988)	(1,033)	(968)	(936)	(979)	(917)
Recognition of net actuarial loss	518	688	595	492	651	563
Recognition of prior service cost/(credit)	(17)	(17)	(17)	(19)	(19)	(19)
TOTAL PERIODIC BENEFIT COST	$364	$489	$464	$333	$450	$427
Cost capitalized	(108)	(127)	(181)	(102)	(119)	(169)
Reconciliation to rate level	(15)	(92)	(34)	(12)	(100)	(41)
Total expense recognized	$241	$270	$249	$219	$231	$217

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
Funded Status
The funded status at December 31, 2019, 2018 and 2017 was as follows:

CON EDISON ANNUAL REPORT 2019	137

	Con Edison			CECONY
(Millions of Dollars)	2019	2018	2017	2019	2018	2017
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$14,449	$15,536	$14,095	$13,542	$14,567	$13,203
Service cost – excluding administrative expenses	245	286	259	228	267	241
Interest cost on projected benefit obligation	601	561	591	564	525	554
Net actuarial loss/(gain)	2,191	(1,219)	1,231	2,076	(1,159)	1,171
Plan amendments	15	—	6	—	—	—
Benefits paid	(709)	(715)	(646)	(660)	(658)	(602)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$16,792	$14,449	$15,536	$15,750	$13,542	$14,567
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$13,450	$14,274	$12,472	$12,744	$13,519	$11,815
Actual return on plan assets	2,556	(536)	2,041	2,425	(507)	1,935
Employer contributions	350	473	450	318	434	412
Benefits paid	(709)	(715)	(646)	(660)	(658)	(602)
Administrative expenses	(39)	(46)	(43)	(37)	(44)	(41)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$15,608	$13,450	$14,274	$14,790	$12,744	$13,519
FUNDED STATUS	$(1,184)	$(999)	$(1,262)	$(960)	$(798)	$(1,048)
Unrecognized net loss	$2,604	$2,464	$2,760	$2,466	$2,338	$2,624
Unrecognized prior service costs	(173)	(205)	(223)	(202)	(222)	(242)
Accumulated benefit obligation	15,015	13,030	13,897	14,010	12,161	12,972

The increase in the pension liability at Con Edison and CECONY of $185 million and $162 million, respectively, compared with December 31, 2018, was primarily due to an increase in the plan’s projected benefit obligation as a result of a decrease in the discount rate, partially offset by an increase in plan assets as a result of the actual return on plan assets. For Con Edison, this increase in pension liability corresponds with an increase to regulatory assets of $167 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a debit to OCI of $10 million (net of taxes) for the unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with the Clean Energy Businesses, Con Edison Transmission, and RECO.
For CECONY, the increase in pension liability corresponds with an increase to regulatory assets of $147 million for unrecognized net losses and unrecognized prior service costs consistent with the accounting rules for regulated operations, and also a debit to OCI of $2 million (net of taxes) for unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with certain employees of the Clean Energy Businesses and Con Edison Transmission who previously worked for CECONY.
A portion of the unrecognized net loss and prior service cost for the pension plan, equal to $701 million and $(16) million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $663 million and $(20) million, respectively, for CECONY.
At December 31, 2019 and 2018, Con Edison’s investments include $397 million and $326 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $371 million and $301 million, respectively. See Note P. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $395 million and $360 million as of December 31, 2019 and $316 million and $285 million as of December 31, 2018, respectively.

138	CON EDISON ANNUAL REPORT 2019

Assumptions
The actuarial assumptions were as follows:

	2019	2018	2017
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.35%	4.25%	3.70%
Rate of compensation increase
CECONY	3.80%	4.25%	4.25%
O&R	3.20%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.25%	3.70%	4.25%
Expected return on plan assets	7.00%	7.50%	7.50%
Rate of compensation increase
CECONY	4.25%	4.25%	4.25%
O&R	4.00%	4.00%	4.00%

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
Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2020	2021	2022	2023	2024	2025-2029
Con Edison	$744	$756	$770	$788	$801	$4,181
CECONY	688	699	713	728	741	3,883

Expected Contributions
Based on estimates as of December 31, 2019, the Companies expect to make contributions to the pension plans during 2020 of $472 million (of which $433 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans.
Plan Assets
The asset allocations for the pension plan at the end of 2019, 2018 and 2017, and the target allocation for 2020 are as follows:

CON EDISON ANNUAL REPORT 2019	139

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2020	2019	2018	2017
Equity Securities	45% - 55%	51%	51%	58%
Debt Securities	33% - 43%	38%	39%	33%
Real Estate	10% - 14%	11%	10%	9%
Total	100%	100%	100%	100%

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
The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2020 reflects the results of such a study conducted in 2018.
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
Assets measured at fair value on a recurring basis are summarized below as defined by the accounting rules for fair value measurements (see Note P).

140	CON EDISON ANNUAL REPORT 2019

The fair values of the pension plan assets at December 31, 2019 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$3,652	$—	$3,652
International Equity (b)	3,354	—	3,354
U.S. Government Issued Debt (c)	—	1,496	1,496
Corporate Bonds Debt (d)	—	3,260	3,260
Structured Assets Debt (e)	—	173	173
Other Fixed Income Debt (f)	—	955	955
Cash and Cash Equivalents (g)	—	326	326
Futures (h)	—	—	—
Total investments within the fair value hierarchy	$7,006	$6,210	$13,216
Investments measured at NAV per share (n)
Private Equity (i)			555
Real Estate (j)			1,806
Hedge Funds (k)			270
Total investments valued using NAV per share			$2,631
Funds for retiree health benefits (l)	(110)	(98)	(208)
Funds for retiree health benefits measured at NAV per share (l)(n)			(42)
Total funds for retiree health benefits			$(250)
Investments (excluding funds for retiree health benefits)	$6,896	$6,112	$15,597
Pending activities (m)			11
Total fair value of plan net assets			$15,608

(a)	U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.

(b)	International Equity includes international equity index funds and actively-managed international equities.

(c)	U.S. Government Issued Debt includes agency and treasury securities.

(d)	Corporate Bonds Debt consists of debt issued by various corporations.

(e)	Structured Assets Debt includes commercial-mortgage-backed securities and collateralized mortgage obligations.

(f)	Other Fixed Income Debt includes municipal bonds, sovereign debt and regional governments.

(g)	Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.

(h)	Futures consist of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.

(i)	Private Equity consists of global equity funds that are not exchange-traded.

(j)	Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.

(k)	Hedge Funds are within a commingled structure which invests in various hedge fund managers who can invest in all financial instruments.

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

CON EDISON ANNUAL REPORT 2019	141

The fair values of the pension plan assets at December 31, 2018 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$3,515	$10	$3,525
International Equity (b)	2,896	—	2,896
U.S. Government Issued Debt (c)	—	1,886	1,886
Corporate Bonds Debt (d)	—	2,619	2,619
Structured Assets Debt (e)	—	6	6
Other Fixed Income Debt (f)	—	121	121
Cash and Cash Equivalents (g)	160	556	716
Futures (h)	568	—	568
Total investments within the fair value hierarchy	$7,139	$5,198	$12,337
Investments measured at NAV per share (n)
Private Equity (i)			440
Real Estate (j)			1,310
Hedge Funds (k)			255
Total investments valued using NAV per share			$2,005
Funds for retiree health benefits (l)	(118)	(86)	(204)
Funds for retiree health benefits measured at NAV per share (l)(n)			(33)
Total funds for retiree health benefits			$(237)
Investments (excluding funds for retiree health benefits)	$7,021	$5,112	$14,105
Pending activities (m)			(655)
Total fair value of plan net assets			$13,450
(a) - (n) Reference is made to footnotes (a) through (n) in the above table of pension plan assets at December 31, 2019 by asset category.
The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
Con Edison	$49	$45	$40
CECONY	42	39	35

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
Total Periodic Benefit Cost
The components of the Companies’ total periodic postretirement benefit costs for 2019, 2018 and 2017 were as follows:

142	CON EDISON ANNUAL REPORT 2019

	Con Edison			CECONY
(Millions of Dollars)	2019	2018	2017	2019	2018	2017
Service cost	$18	$20	$20	$13	$14	$13
Interest cost on accumulated other postretirement benefit obligation	44	42	46	36	34	38
Expected return on plan assets	(66)	(73)	(69)	(54)	(63)	(61)
Recognition of net actuarial loss/(gain)	(9)	8	2	(10)	3	(3)
Recognition of prior service credit	(2)	(6)	(17)	(2)	(2)	(11)
TOTAL PERIODIC POSTRETIREMENT BENEFIT CREDIT	$(15)	$(9)	$(18)	$(17)	$(14)	$(24)
Cost capitalized	(7)	(8)	8	(5)	(6)	10
Reconciliation to rate level	12	8	(4)	7	9	(2)
Total credit recognized	$(10)	$(9)	($14)	$(15)	$(11)	($16)

For information about the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” see Note E.
Funded Status
The funded status of the programs at December 31, 2019, 2018 and 2017 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2019	2018	2017	2019	2018	2017
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,114	$1,219	$1,198	$913	$985	$1,007
Service cost	18	20	20	13	14	13
Interest cost on accumulated postretirement benefit obligation	44	42	46	36	34	38
Amendments	(14)	—	—	—	—	—
Net actuarial loss/(gain)	264	(70)	53	252	(32)	16
Benefits paid and administrative expenses, net of subsidies	(110)	(135)	(134)	(100)	(125)	(124)
Participant contributions	41	38	36	40	37	35
BENEFIT OBLIGATION AT END OF YEAR	$1,357	$1,114	$1,219	$1,154	$913	$985
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$885	$1,039	$975	$759	$893	$851
Actual return on plan assets	198	(66)	150	165	(54)	130
Employer contributions	7	6	17	6	6	8
Employer group waiver plan subsidies	23	34	34	22	32	30
Participant contributions	40	37	35	40	37	35
Benefits paid	(127)	(165)	(172)	(120)	(155)	(161)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$1,026	$885	$1,039	$872	$759	$893
FUNDED STATUS	$(331)	$(229)	$(180)	$(282)	$(154)	$(92)
Unrecognized net loss/(gain)	$155	$14	$(47)	$149	$(2)	$(85)
Unrecognized prior service costs	(19)	(8)	(14)	(3)	(5)	(7)

The increase in the other postretirement benefits liability at Con Edison and CECONY of $102 million and $128 million, respectively, compared with December 31, 2018, was primarily due to an increase in the plans' projected benefit obligation as a result of an increase in net actuarial loss, partially offset by an increase in plan assets as a result of the actual return on plan assets. For Con Edison, this increased liability corresponds with an increase to regulatory assets of $134 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $6 million (net of taxes) for the unrecognized net losses and a debit to OCI of $1 million (net of taxes) for the unrecognized prior service costs associated with the Clean Energy Businesses, Con Edison Transmission, and RECO.

CON EDISON ANNUAL REPORT 2019	143

For CECONY, the increase in liability corresponds with an increase to regulatory assets of $153 million for unrecognized net losses and the unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations, and also immaterial changes to OCI for the unrecognized net losses and the unrecognized prior service costs associated with eligible employees of the Clean Energy Businesses and Con Edison Transmission who previously worked for CECONY.
A portion of the unrecognized net losses and prior service costs for the other postretirement benefits, equal to $27 million and $(3) million, respectively, will be recognized from accumulated OCI and the regulatory asset into net periodic benefit cost over the next year for Con Edison. Included in these amounts are $22 million and $(2) million, respectively, for CECONY.
Assumptions
The actuarial assumptions were as follows:

	2019	2018	2017
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	3.10%	4.15%	3.55%
O&R	3.35%	4.30%	3.70%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate
CECONY	4.15%	3.55%	4.00%
O&R	4.30%	3.70%	4.20%
Expected Return on Plan Assets	6.80%	7.50%	7.50%

Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies and the assumed discount rate.
The health care cost trend rate used to determine net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 was 5.40 percent, 5.60 percent and 5.80 percent, respectively, which is assumed to decrease gradually to 4.50 percent by 2024 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as of December 31, 2019, 2018 and 2017 was 5.20 percent, 5.40 percent and 5.60 percent, respectively, which is assumed to decrease gradually to 4.50 percent by 2024 and remain at that level thereafter.
A one-percentage point change in the assumed health care cost trend rate would have the following effects at December 31, 2019:

	Con Edison		CECONY
	One-Percentage-Point
(Millions of Dollars)	Increase	Decrease	Increase	Decrease
Effect on accumulated other postretirement benefit obligation	$60	$(17)	$33	$3
Effect on service cost and interest cost components for 2019	1	—	(1)	2

Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies and participant contributions:

(Millions of Dollars)	2020	2021	2022	2023	2024	2025-2029
Con Edison	$96	$95	$93	$92	$91	$422
CECONY	87	85	83	82	80	368

144	CON EDISON ANNUAL REPORT 2019

Expected Contributions
Based on estimates as of December 31, 2019, Con Edison and CECONY expect to make a contribution of $6 million (substantially all of which is to be made by CECONY) to the other postretirement benefit plans in 2020. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.
Plan Assets
The asset allocations for CECONY’s other postretirement benefit plans at the end of 2019, 2018 and 2017, and the target allocation for 2020 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2020	2019	2018	2017
Equity Securities	42%-80%	54%	52%	60%
Debt Securities	20%-58%	46%	48%	40%
Total	100%	100%	100%	100%

Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.
Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.
The fair values of the plans' assets at December 31, 2019 by asset category as defined by the accounting rules for fair value measurements (see Note P) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$404	$404
Other Fixed Income Debt (b)	—	331	331
Cash and Cash Equivalents (c)	—	23	23
Total investments	$—	$758	$758
Funds for retiree health benefits (d)	110	98	208
Investments (including funds for retiree health benefits)	$110	$856	$966
Funds for retiree health benefits measured at net asset value (d)(e)			42
Pending activities (f)			18
Total fair value of plan net assets			$1,026

(a)	Equity includes a passively managed commingled index fund benchmarked to the MSCI All Country World Index.

(b)
Other Fixed Income Debt includes a passively managed commingled index fund benchmarked to the Bloomberg Barclays U.S. Long Credit Index and an active separately managed fund indexed to the Bloomberg Barclays U.S. Long Credit Index.

(c)	Cash and Cash Equivalents include short-term investments and money markets.

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

(f)	Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year-end.

CON EDISON ANNUAL REPORT 2019	145

The fair values of the plans' assets at December 31, 2018 by asset category (see Note P) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$322	$322
Other Fixed Income Debt (b)	—	289	289
Cash and Cash Equivalents (c)	—	14	14
Total investments	$—	$625	$625
Funds for retiree health benefits (d)	118	86	204
Investments (including funds for retiree health benefits)	$118	$711	$829
Funds for retiree health benefits measured at net asset value (d)(e)			33
Pending activities (f)			23
Total fair value of plan net assets			$885
(a) - (f) Reference is made to footnotes (a) through (f) in the above table of other postretirement benefit plan assets at December 31, 2019 by asset category.
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
The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2019 and 2018 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Accrued Liabilities:
Manufactured gas plant sites	$640	$689	$561	$603
Other Superfund Sites	94	90	93	90
Total	$734	$779	$654	$693
Regulatory assets	$732	$810	$647	$716

Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. However, for some of the sites, the extent and associated cost of the required remediation has not yet been determined. As investigations progress and information pertaining to the required remediation becomes available,

146	CON EDISON ANNUAL REPORT 2019

the Utilities expect that additional liability may be accrued, the amount of which is not presently determinable but may be material. The Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) prudently incurred site investigation and remediation costs.
Environmental remediation costs incurred related to Superfund Sites at December 31, 2019 and 2018 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Remediation costs incurred	$19	$25	$13	$18

Insurance and other third party recoveries received by Con Edison or CECONY were immaterial in 2019 and 2018.
Con Edison and CECONY estimate that in 2020 they will incur costs for remediation of approximately $46 million and $43 million, respectively. The Companies are unable to estimate the time period over which the remaining accrued liability will be incurred because, among other things, the required remediation has not been determined for some of the sites.
In 2019, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $2.8 billion and $2.6 billion, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At December 31, 2019, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2019 and 2018 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$78	$79	$73	$75
Regulatory assets – workers’ compensation	$3	$5	$3	$5

CON EDISON ANNUAL REPORT 2019	147

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At December 31, 2019, the company had not accrued a liability for damages related to the incident.
Other Contingencies
For information about the PG&E bankruptcy, see "Long-Lived and Intangible Assets" in Note A. Also, for additional contingencies, see “Other Regulatory Matters” in Note B and "Uncertain Tax Positions" in Note L.
Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements totaled $1,831 million and $2,439 million at December 31, 2019 and 2018, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these other agreements at December 31, 2019 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$387	$186	$—	$573
Energy transactions	419	51	209	679
Renewable electric production projects	70	9	431	510
Other	69	—	—	69
Total	$945	$246	$640	$1,831

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

148	CON EDISON ANNUAL REPORT 2019

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
Renewable Electric Production Projects – Con Edison and the Clean Energy Businesses guarantee payments on behalf of their wholly-owned subsidiaries associated with their investment in, or development for others of, solar and wind energy facilities. See Note U.
Other – Other guarantees include $70 million in guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with operation of solar energy facilities and energy service projects of the Clean Energy Businesses.
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
The future capacity and other fixed payments under the electricity purchase agreements are estimated to be as follows:

(Millions of Dollars)	2020	2021	2022	2023	2024	All Years Thereafter
Con Edison	$172	$101	$62	$57	$55	$546
CECONY	169	99	62	57	55	546

For energy delivered under most of the electricity purchase agreements, CECONY is obligated to pay variable prices. The company’s payments under its agreements for capacity, energy and other fixed payments in 2019, 2018 and 2017 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
Indian Point (a)	$—	$6	$211
Linden Cogeneration (b)	—	—	114
Astoria Generating Company (c)	116	179	92
Brooklyn Navy Yard (d)	115	124	117
Cogen Technologies	—	9	18
Total	$231	$318	$552
(a) Contract term ended in 2018.
(b) Contract term ended in 2017.
(c) Capacity purchase agreements with terms ending in 2020 and 2021.
(d) Contract for plant output, which started in 1996 and ends in 2036.

Note J – Leases
In January 2019, the Companies adopted Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842),” including the amendments thereto, using a modified retrospective transition method of adoption that required no prior period adjustments or charges to retained earnings for cumulative impact. The standard supersedes the lease requirements within ASC Topic 840, “Leases.”

CON EDISON ANNUAL REPORT 2019	149

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

The Companies, upon adoption of Topic 842 recognized, and for new operating leases at commencement date recognize, operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term. As most of the Companies’ leases do not provide an implicit rate, the Companies used their collateralized incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Most of the Companies’ leases have remaining lease terms of one year to 40 years, and may include options to renew or extend the leases for up to five years at the fair rental value. The Companies' lease terms include options to renew, extend or terminate the lease when it is reasonably certain that the Companies will exercise that option. There were no leases with material variable lease payments or residual value guarantees.

Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the twelve months ended December 31, 2019, were as follows:

(Millions of Dollars)	Con Edison	CECONY
Operating lease cost	$83	$64
Operating lease cash flows	$75	$60

As of December 31, 2019, assets recorded as finance leases were $1 million for Con Edison and an immaterial amount for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $5 million and $3 million, respectively. For the twelve months ended December 31, 2019, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for lease obligations for Con Edison and CECONY were $39 million and $4 million, respectively, for the twelve months ended December 31, 2019.

Other information related to leases for Con Edison and CECONY at December 31, 2019 was as follows:

150	CON EDISON ANNUAL REPORT 2019

	Con Edison	CECONY
Weighted Average Remaining Lease Term:
Operating leases	19.8 years	14.0 years
Finance leases	12.2 years	2.4 years
Weighted Average Discount Rate:
Operating leases	4.3%	3.6%
Finance leases	3.5%	4.1%

Future minimum lease payments under non-cancellable leases at December 31, 2019 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2020	$78	$—	$60	$—
2021	75	—	57	—
2022	73	—	55	—
2023	72	—	54	—
2024	72	—	55	—
All years thereafter	992	1	501	—
Total future minimum lease payments	$1,362	$1	$782	$—
Less: imputed interest	(488)	—	(177)	—
Total	$874	$1	$605	$—
Reported as of December 31, 2019
Operating lease liabilities (current)	$65	$—	$54	$—
Operating lease liabilities (noncurrent)	809	—	551	—
Other noncurrent liabilities	—	1	—	—
Total	$874	$1	$605	$—

At December 31, 2019, the Companies did not have material obligations under operating or finance leases that had not yet commenced.

Disclosures related to the twelve months ended December 31, 2019 are presented as required under Topic 842. Prior period disclosures for the year ended December 31, 2018 are presented under Topic 840. The Companies have elected to use a practical expedient provided by Topic 842 whereby comparative disclosures for prior periods are allowed to be presented under Topic 840. The disclosures presented under Topic 842 and Topic 840 will not be fully comparable in specific disclosure requirements.

The future minimum lease commitments at December 31, 2018, accounted for under Topic 840, for the Companies’ operating lease agreements that are not cancellable by the Companies were as follows:

(Millions of Dollars)	Con Edison	CECONY
2019	$72	$56
2020	72	56
2021	71	54
2022	68	53
2023	68	53
All years thereafter	890	592
Total	$1,241	$864
The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the twelve months ended December 31, 2019.

CON EDISON ANNUAL REPORT 2019	151

Note K – Goodwill
In 2019 and 2018, Con Edison elected to perform the optional qualitative assessment for goodwill related to the 1999 O&R merger and the acquisition of a gas storage company, and the first step of the quantitative test for the acquisition of a residential solar company. In 2019 and 2018, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger, and determined that it was not impaired. For the impairment test, $245 million and $161 million of goodwill were allocated to CECONY and O&R, respectively. In 2019 and 2018, Con Edison completed impairment tests for goodwill of $8 million related to a gas storage company acquired by CET Gas from the Clean Energy Businesses and determined that it was not impaired. In 2019 and 2018, Con Edison determined that goodwill of $14 million related to the residential solar company acquired by the Clean Energy Businesses in 2016 was not impaired. In 2018, Con Edison recorded $12 million of goodwill related to a battery storage company acquired by the Clean Energy Businesses, and, in 2019, the amount was increased to $18 million, reflecting final purchase price adjustments. In 2019, Con Edison elected to perform the first step of the quantitative test for goodwill related to the battery storage company acquisition and determined that it was not impaired. Estimates of future cash flows, projected growth rates, and discount rates inherent in the cash flow estimates for Con Edison subsidiaries other than the Utilities may vary significantly from actual results, which could result in a future impairment of goodwill.

Note L – Income Tax
The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2019	2018	2017	2019	2018	2017
State
Current	$(12)	$(10)	$(2)	$22	$6	$37
Deferred	96	107	103	68	82	75
Federal
Current	—	3	(11)	185	(34)	73
Deferred	219	310	391	63	275	504
Amortization of investment tax credits	(7)	(9)	(9)	(3)	(3)	(4)
Total income tax expense	$296	$401	$472	$335	$326	$685

152	CON EDISON ANNUAL REPORT 2019

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Deferred tax liabilities:
Property basis differences	$7,699	$7,402	$6,640	$6,446
Regulatory assets:
Unrecognized pension and other postretirement costs	712	627	674	591
Environmental remediation costs	205	227	181	200
Deferred storm costs	22	21	—	—
Other regulatory assets	376	273	355	252
Operating lease right-of-use asset	231	—	169	—
Equity investments	104	102	—	—
Total deferred tax liabilities	$9,349	$8,652	$8,019	$7,489
Deferred tax assets:
Accrued pension and other postretirement costs	$291	$248	$222	$180
Regulatory liabilities:
Future income tax	678	702	638	662
Other regulatory liabilities	702	632	622	554
Superfund and other environmental costs	206	218	183	194
Asset retirement obligations	135	114	102	82
Operating lease liabilities	231	—	170	—
Loss carryforwards	108	229	—	—
Tax credits carryforward	896	817	—	—
Valuation allowance	(40)	(33)	—	—
Other	56	53	103	102
Total deferred tax assets	3,263	2,980	2,040	1,774
Net deferred tax liabilities	$6,086	$5,672	$5,979	$5,715
Unamortized investment tax credits	141	148	21	24
Net deferred tax liabilities and unamortized investment tax credits	$6,227	$5,820	$6,000	$5,739

Upon enactment of the TCJA in December 2017, the Companies re-measured their deferred tax assets and liabilities based upon the TCJA’s 21 percent corporate federal income tax rate. As a result, Con Edison, decreased its net deferred tax liabilities by $5,312 million (including $4,781 million for CECONY), recognized $259 million in net income, decreased its regulatory asset for future income tax by $1,250 million (including $1,182 million for CECONY), decreased the regulatory asset for revenue taxes by $90 million (including $86 million for CECONY), and accrued a regulatory liability for future income tax of $3,713 million (including $3,513 million for CECONY). Since the Companies were in a net regulatory liability position with respect to these income tax matters, the Companies netted the regulatory asset for future income tax against the regulatory liability for future income tax. Under the rate normalization requirements continued by the TCJA, $2,684 million of the net regulatory liability (including $2,542 million for CECONY) related to certain accelerated tax depreciation benefits is to be amortized over the remaining lives of the related assets. The remainder of the net regulatory liability is to be refunded (or credited) to customers as determined by the NYSPSC or NJBPU, as applicable. See “Other Regulatory Matters” in Note B. The amount recognized in net income included $269 million for the Clean Energy Businesses, $11 million for Con Edison Transmission and $(21) million for the parent company. The re-measurement had no impact on the Companies’ cash flows for 2017.

At December 31, 2017, the Companies recorded provisional income tax amounts in its accounting for certain effects of the provisions of the TCJA as allowed under SEC Staff Accounting Bulletin 118 (SAB 118). SAB 118 allowed a one year period for companies to finalize the provisional amounts recorded as of December 31, 2017. In August 2018, the Internal Revenue Service (IRS) and U.S. Department of Treasury issued proposed regulations (which were finalized in December 2019), that clarified provisions in the TCJA on the allowance for additional first-year depreciation for qualified property of regulated public utilities placed in service in the fourth quarter of 2017. Under this guidance, which Con Edison elected to adopt the Utilities deducted $477 million in additional depreciation in

CON EDISON ANNUAL REPORT 2019	153

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

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2019	2018	2017	2019	2018	2017
STATUTORY TAX RATE
Federal	21%	21%	35%	21%	21%	35%
Changes in computed taxes resulting from:
State income tax	4	4	4	5	5	4
Taxes attributable to noncontrolling interests	(1)	—	—	—	—	—
Cost of removal	1	1	1	1	1	1
Other plant-related items	(1)	(1)	(1)	(1)	(1)	(1)
TCJA deferred tax re-measurement	—	2	(13)	—	—	—
Amortization of excess deferred federal income taxes	(4)	(3)	—	(4)	(3)	—
Renewable energy credits	(2)	(1)	(1)	—	—	—
Research and development credits	(1)	—	—	(1)	(1)	—
Other	—	—	(2)	—	(1)	(1)
Effective tax rate	17%	23%	23%	21%	21%	38%

CECONY and O&R deferred as regulatory liabilities their estimated net benefits under the TCJA for the year ended December 31, 2018. CECONY’s net benefits prior to January 1, 2019 for its electric service and amortization of excess deferred federal income taxes for its electric service continued to be deferred. RECO deferred as a regulatory liability its estimated net benefits under the TCJA for the three months ended March 31, 2018. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes the utilities collected from customers that will not be paid to the IRS under the TCJA. See “Other Regulatory Matters” in Note B.

At December 31, 2019, Con Edison had a federal net operating loss carryover of approximately $36 million from prior years, due primarily to accelerated depreciation (including bonus depreciation), comprised of its remaining 2017 federal net operating loss carryover of $13 million (which, will expire, if unused, in 2037) and its 2018 federal net operating loss carryover of $23 million (which can be carried forward indefinitely). Con Edison has $896 million in general business tax credit carryovers (primarily renewable energy tax credits), which if unused will begin to expire in 2032. A deferred tax asset for these tax attribute carryforwards was recorded, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized.

At December 31, 2019, Con Edison had a 2018 New York State net operating loss of approximately $272 million from 2018, primarily as a result of accelerated tax deductions on renewable energy projects. Con Edison will carry back approximately $100 million of its 2018 net operating loss to 2015 and 2016, which will result in recovery of $9 million of income tax. The remaining 2018 New York State net operating loss of $172 million will be carried forward to future years. At December 31, Con Edison had a 2019 New York State net operating loss of approximately $453 million, primarily as a result of accelerated tax deductions on renewable energy projects. This loss will be carried forward to future years. A deferred tax asset has been recognized for these New York State net operating loss carryforwards that will begin to expire, if unused, in 2038. A valuation allowance has not been provided; as it is more likely than not that the deferred tax asset will be realized. In addition, an $18 million valuation allowance for the entire amount of its New York City net operating loss carryforward and a $22 million valuation allowance for other

154	CON EDISON ANNUAL REPORT 2019

state net operating loss carryforwards has been provided; as it is not more likely than not that the deferred tax asset will be realized.

At December 31, 2019, Con Edison had charitable contributions carryforwards of $28 million ($5 million from 2015; $7 million from 2016; $5 million from 2017; $5 million from 2018 and $6 million from 2019), if unused will begin to expire in 2020. The tax effect of the carryforwards were recorded as a deferred tax asset, and no valuation allowance has been provided, as it is more likely than not that the deferred tax asset will be realized.

The Protecting Americans from Tax Hikes Act of 2015 extended bonus depreciation applying a 50 percent rate for property acquired and placed in service for years 2015 through 2017 with reduced rates of 40 percent and 30 percent for years 2018 and 2019, respectively. The TCJA does not allow bonus depreciation after December 31, 2017 (excluding certain transition rules) for Companies that qualify as a utility company for the consolidated group under the de minimis exception to Treasury regulations.

In December 2019, the Federal government issued final regulations providing guidance on provisions in the TCJA allowing for full expensing of qualified plant additions. These provisions, which Con Edison adopted under the proposed regulations of August 2018, allowed the Utilities a full expense tax deduction for plant additions in the fourth quarter of 2017, and the Utilities continue additional first year depreciation transition rules for plant additions placed in service in tax years beginning in 2018, under long-term construction contracts entered into before September 28, 2017. The impact on the Utilities of these regulations is discussed above.

In November 2018, the Federal government issued, and Con Edison adopted, proposed regulations providing guidance on the tax deductibility of interest expense under the TCJA. The TCJA generally provides for the continued deductibility of interest expense by regulated public utilities and may limit the deduction for interest expense by most non-utility businesses to 30 percent of adjusted taxable income (which resembles earnings before interest, taxes, depreciation and amortization).The regulations provide an annual safe harbor test that if at least 90 percent of consolidated plant assets consist of utility property, the entire consolidated group will be treated as a regulated public utility, and all of the consolidated group’s interest expense will be currently tax deductible. For 2018, Con Edison met the 90 percent safe harbor test and its deduction for interest expense was not limited. For 2019, Con Edison did not meet the 90 percent safe harbor test and its deduction for interest expense will be limited by an amount that is not material. Con Edison, as permitted, will carry over the portion of its 2019 interest expense that it will not be able to deduct for 2019 to future years when Con Edison expects it will be able to deduct such interest expense. Qualifying consolidated groups would not be entitled to the full expensing provisions in the TCJA noted above. The safe harbor rules do not apply to partnerships in which Con Edison and its subsidiaries are a partner.
Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

	Con Edison			CECONY
(Millions of Dollars)	2019	2018	2017	2019	2018	2017
Balance at January 1,	$6	$12	$42	$4	$5	$21
Additions based on tax positions related to the current year	1	2	1	1	2	1
Additions based on tax positions of prior years	10	1	1	—	1	1
Reductions for tax positions of prior years	(2)	(2)	(24)	(1)	(1)	(18)
Reductions from expiration of statute of limitations	—	(4)	(2)	—	—	—
Settlements	(2)	(3)	(6)	(2)	(3)	—
Balance at December 31,	$13	$6	$12	$2	$4	$5

CON EDISON ANNUAL REPORT 2019	155

In 2019, Con Edison reached a settlement with the IRS on tax year 2017 and was denied state refund claims in New Jersey, which resulted in Con Edison reversing $4 million in uncertain tax positions. Of this amount, only an immaterial amount reduced Con Edison’s effective tax rate. The amount related to CECONY was $2 million, of which, only an immaterial amount reduced CECONY’s effective tax rate. Current and prior year additions in 2019 are for tax credits and a state combined reporting issue, which increased Con Edison's effective tax rate.
As of December 31, 2019, Con Edison reasonably expects to resolve within the next twelve months approximately $10 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison’s effective tax rate. The amount related to CECONY is approximately $1 million, of which the entire amount, if recognized, would reduce CECONY’s effective tax rate.
The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2019, 2018 and 2017, the Companies recognized an immaterial amount of interest and no penalties for uncertain tax positions in their consolidated income statements. At December 31, 2019 and 2018, the Companies reflected an immaterial amount of interest and no penalties in their consolidated balance sheets.
At December 31, 2019, the total amount of unrecognized tax benefits that, if recognized, would reduce the Companies’ effective tax rate is $13 million ($12 million, net of federal taxes) with $2 million attributable to CECONY.
Con Edison's federal tax return for 2018 remains under examination. State income tax returns remain open for examination in New York for tax years 2010 through 2018 and in New Jersey for tax years 2008 through 2018.
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
Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new (authorized, but unissued) shares, treasury shares or shares purchased in the open market. The shares used during the year ended December 31, 2019 were new shares. The Companies intend to use new shares to fulfill their stock-based compensation obligations for 2020.
The Companies recognized stock-based compensation expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the years ended December 31, 2019, 2018 and 2017:

	Con Edison			CECONY
(Millions of Dollars)	2019	2018	2017	2019	2018	2017
Performance-based restricted stock	$36	$3	$53	$30	$3	$45
Time-based restricted stock	2	2	2	2	1	2
Non-employee director deferred stock compensation	2	3	2	2	3	2
Stock purchase plan	7	6	6	6	6	6
Total	$47	$14	$63	$40	$13	$55
Income tax benefit	$13	$4	$25	$11	$4	$22

156	CON EDISON ANNUAL REPORT 2019

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

	2019	2018	2017
Risk-free interest rate (a)	1.58% - 1.59%	2.48% - 2.63%	1.76% - 1.89%
Expected term (b)	3 years	3 years	3 years
Expected share price volatility (c)	12.89% - 15.51%	14.76% - 17.71%	11.01% - 14.70%

(a)	The risk-free rate is based on the U.S. Treasury zero-coupon yield curve.

(b)	The expected term of the Performance RSUs equals the vesting period. The Companies do not expect significant forfeitures to occur.

(c)	Based on historical experience.
A summary of changes in the status of the Performance RSUs’ TSR and non-TSR portions during the year ended December 31, 2019 is as follows:

	Con Edison			CECONY
		Weighted Average Grant Date Fair Value (a)			Weighted Average Grant Date Fair Value (a)
	Units	TSR Portion (b)	Non-TSR Portion (c)	Units	TSR Portion (b)	Non-TSR Portion (c)
Non-vested at December 31, 2018	1,005,836	$74.81	$74.27	761,906	$74.47	$74.42
Granted	389,600	64.37	80.03	284,516	64.82	80.31
Vested	(357,325)	83.17	72.09	(275,376)	82.77	72.32
Forfeited	(46,873)	65.08	78.03	(30,186)	65.20	78.10
Transferred (d)	—	—	—	1,344	70.04	75.65
Non-vested at December 31, 2019	991,238	$68.15	$77.14	742,204	$68.06	$77.32

(a)	The TSR and non-TSR Portions each account for 50 percent of the awards’ value.

(b)	Fair value is determined using the Monte Carlo simulation described above. Weighted average grant date fair value does not reflect any accrual or payment of dividends prior to vesting.

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
The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding at December 31, 2019 is $25 million, including $21 million for CECONY, and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY. Con Edison and CECONY paid cash of

CON EDISON ANNUAL REPORT 2019	157

$24 million and $22 million in 2019, $29 million and $28 million in 2018, and $22 million and $21 million in 2017, respectively, to settle vested Performance RSUs.
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
A summary of changes in the status of time-based awards during the year ended December 31, 2019 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	65,180	$77.42	61,380	$77.42
Granted	24,850	84.81	23,350	84.81
Vested	(20,980)	76.62	(19,830)	76.62
Forfeited	(1,800)	79.12	(1,800)	79.12
Non-vested at December 31, 2019	67,250	$80.36	63,100	$80.36

The total expense to be recognized by Con Edison in future periods for unvested time-based awards outstanding at December 31, 2019 for Con Edison and CECONY was $3 million and $2 million, respectively, and is expected to be recognized over a weighted average period of one year. Con Edison and CECONY paid cash of $1 million in 2019, 2018 and 2017, to settle vested time-based awards.
Under the LTIP, each non-employee director receives stock units, which are deferred until the director’s separation from service or another date specified by the director. Each director may also elect to defer all or a portion of their cash compensation into additional stock units, which are deferred until the director’s termination of service or another date specified by the director. Non-employee directors’ stock units issued under the LTIP are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the year ended December 31, 2019, approximately 27,100 units were issued at a weighted average grant date price of $87.57.
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
Participants in the plan immediately vest in shares purchased by them under the plan. The fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2019, 2018 and 2017, 747,899, 786,385 and 719,125 shares were purchased under the Stock Purchase Plan at a weighted average price of $85.45, $78.27 and $79.57 per share, respectively.
Note N – Financial Information by Business Segment
The business segments of each of the Companies, which are its operating segments, were determined based on management’s reporting and decision-making requirements in accordance with the accounting rules for segment reporting.

158	CON EDISON ANNUAL REPORT 2019

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
The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2019 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$8,062	$17	$1,053	$1,758	$(28)	$539	$239	$32,988	$1,851
Gas	2,132	7	231	528	(4)	147	99	11,090	1,078
Steam	627	70	89	62	(3)	42	4	2,479	91
Consolidation adjustments	—	(94)	—	—	—	—	—	—	—
Total CECONY	$10,821	$—	$1,373	$2,348	($35)	$728	$342	$46,557	$3,020
O&R
Electric	$634	$—	$60	$98	$(7)	$27	$15	$2,130	$142
Gas	259	—	24	41	(4)	14	6	876	61
Other	—	—	—	—	—	—	—	—	—
Total O&R	$893	$—	$84	$139	$(11)	$41	$21	$3,006	$203
Clean Energy Businesses	$857	$—	$226	$202	$5	$186	$(58)	$6,528	$248
Con Edison Transmission	4	—	1	(6)	104	25	1	1,618	205
Other (b)	(1)	—	—	(7)	(12)	11	(6)	370	—
Total Con Edison	$12,574	$—	$1,684	$2,676	$51	$991	$300	$58,079	$3,676

As of and for the Year Ended December 31, 2018 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$7,971	$16	$984	$1,799	$(110)	$519	$233	$31,012	$1,861
Gas	2,078	7	205	478	(23)	131	87	9,710	1,050
Steam	631	75	87	77	(10)	39	8	2,386	94
Consolidation adjustments	—	(98)	—	—	—	—	—	—	—
Total CECONY	$10,680	$—	$1,276	$2,354	$(143)	$689	$328	$43,108	$3,005
O&R
Electric	$642	$—	$56	$93	$(14)	$25	$14	$2,036	$138
Gas	249	—	21	39	(5)	14	7	856	67
Other	—	—	—	—	—	—	—	—	—
Total O&R	$891	$—	$77	$132	$(19)	$39	$21	$2,892	$205
Clean Energy Businesses	$763	$—	$85	$194	$33	$63	$19	$5,821	$1,791
Con Edison Transmission	4	—	1	(7)	91	20	(1)	1,425	248
Other (b)	(1)	—	(1)	(9)	(24)	8	39	674	—
Total Con Edison	$12,337	$—	$1,438	$2,664	$(62)	$819	$406	$53,920	$5,249

CON EDISON ANNUAL REPORT 2019	159

As of and for the Year Ended December 31, 2017 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$7,972	$16	$925	$1,974	$(105)	$472	$511	$29,661	$1,905
Gas	1,901	6	185	495	(23)	113	152	8,387	909
Steam	595	75	85	80	(9)	38	25	2,403	90
Consolidation adjustments	—	(97)	—	—	—	—	—	—	—
Total CECONY	$10,468	$—	$1,195	$2,549	$(137)	$623	$688	$40,451	$2,904
O&R
Electric	$642	$—	$51	$115	$(14)	$24	$30	$1,949	$128
Gas	232	—	20	46	(5)	12	12	824	61
Other	—	—	—	—	—	—	—	—	—
Total O&R	$874	$—	$71	$161	$(19)	$36	$42	$2,773	$189
Clean Energy Businesses	$694	$—	$74	$69	$33	$43	$(273)	$2,735	$447
Con Edison Transmission	2	—	1	(8)	80	16	(11)	1,222	66
Other (b)	(5)	—	—	3	(5)	11	13	930	—
Total Con Edison	$12,033	$—	$1,341	$2,774	$(48)	$729	$459	$48,111	$3,606

(a)
For Con Edison, the income tax expense/(benefit) on non-operating income was $(4) million, $(5) million and $13 million in 2019, 2018 and 2017, respectively. For CECONY, the income tax expense/(benefit) on non-operating income was $(7) million, $(2) million and $(3) million in 2019, 2018 and 2017, respectively. At December 31, 2017, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, Con Edison, decreased its federal income tax expense by $259 million ($269 million, $11 million and $(21) million, respectively, for the Clean Energy Businesses, Con Edison Transmission and the parent company). See Note L to the financial statements in Item 8.

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

160	CON EDISON ANNUAL REPORT 2019

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at December 31, 2019 and 2018 were:

(Millions of Dollars)	2019				2018
Balance Sheet Location	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)		Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$60	$(3)	$57	(b)	$43	$(14)	$29	(b)
Noncurrent	19	(13)	6	(c)	16	(7)	9	(d)
Total fair value of derivative assets	$79	$(16)	$63		$59	$(21)	$38
Fair value of derivative liabilities
Current	$(140)	$17	$(123)	(c)	$(61)	$11	$(50)
Noncurrent	(122)	16	(106)	(c)	(25)	9	(16)	(d)
Total fair value of derivative liabilities	$(262)	$33	$(229)		$(86)	$20	$(66)
Net fair value derivative assets/(liabilities)	$(183)	$17	$(166)		$(27)	$(1)	$(28)
CECONY
Fair value of derivative assets
Current	$39	$(6)	$33	(b)	$25	$(6)	$19	(b)
Noncurrent	17	(12)	5		11	(5)	6
Total fair value of derivative assets	$56	$(18)	$38		$36	$(11)	$25
Fair value of derivative liabilities
Current	$(100)	$19	$(81)		$(31)	$6	$(25)
Noncurrent	(80)	16	(64)		(12)	6	(6)
Total fair value of derivative liabilities	$(180)	$35	$(145)		$(43)	$12	$(31)
Net fair value derivative assets/(liabilities)	$(124)	$17	$(107)		$(7)	$1	$(6)

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

(b)
At December 31, 2019 and 2018, margin deposits for Con Edison ($9 million and $7 million, respectively) and CECONY ($8 million and $6 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)
Includes amounts for interest rate swaps of $1 million in noncurrent assets, $(7) million in current liabilities and $(34) million in noncurrent liabilities. At December 31, 2019, the Clean Energy Businesses had interest rate swaps with notional amounts of $919 million. The expiration dates of the swaps range from 2024-2041.

(d)
Includes amounts for interest rate swaps of $2 million in noncurrent assets and $(6) million in noncurrent liabilities. At December 31, 2018, the Clean Energy Businesses had interest rate swaps with notional amounts of $499 million. The expiration dates of the swaps range from 2024-2035.

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

CON EDISON ANNUAL REPORT 2019	161

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the years ended December 31, 2019 and 2018:

		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2019	2018	2019	2018
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$4	$(1)	$5	$1
Noncurrent	Deferred derivative gains	(3)	4	(1)	3
Total deferred gains/(losses)		$1	$3	$4	$4
Current	Deferred derivative losses	$(91)	$4	$(83)	$8
Current	Recoverable energy costs	(142)	(26)	(124)	(26)
Noncurrent	Deferred derivative losses	(67)	27	(65)	26
Total deferred gains/(losses)		$(300)	$5	$(272)	$8
Net deferred gains/(losses)		$(299)	$8	$(268)	$12
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Gas purchased for resale	$(2)	$(2)	$—	$—
	Non-utility revenue	25	4	—	—
	Other operations and maintenance expense	1	(2)	1	(2)
	Other interest expense	(36)	(4)	—	—
Total pre-tax gain/(loss) recognized in income		$(12)	$(4)	$1	$(2)

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at December 31, 2019:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	24,868,670	28,916	277,827,601	5,712,000
CECONY	22,487,800	19,950	258,080,000	5,712,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts which are associated with electric and gas contracts and hedged volumes.
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
At December 31, 2019, Con Edison and CECONY had $128 million and $8 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $62 million with independent system operators, $27 million with non-investment grade/non-rated counterparties, $24 million with investment-grade counterparties, and $15 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $8 million with commodity exchange brokers.
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

162	CON EDISON ANNUAL REPORT 2019

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at December 31, 2019:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$163	$145
Collateral posted	25	25
Additional collateral (b) (downgrade one level from current ratings)	50	41
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	159	134

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $1 million at December 31, 2019. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At December 31, 2019, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $49 million.

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

CON EDISON ANNUAL REPORT 2019	163

the period of time for which quoted prices are available and internal models are used to determine a significant portion of the value.
Assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018 are summarized below.

	2019					2018
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$4	$61	$2	$4	$71	$6	$36	$7	$(6)	$43
Interest rate swaps (a)(b)(c)(f)	—	1	—	—	1	—	2	—	—	2
Other (a)(b)(d)	353	125	—	—	478	287	114	—	—	401
Total assets	$357	$187	$2	$4	$550	$293	$152	$7	$(6)	$446
Derivative liabilities:
Commodity (a)(b)(c)	$18	$174	$18	$(22)	$188	$8	$43	$20	$(11)	$60
Interest rate swaps (a)(b)(c)(f)	—	41	—	—	41	—	6	—	—	6
Total liabilities	$18	$215	$18	$(22)	$229	$8	$49	$20	$(11)	$66
CECONY
Derivative assets:
Commodity (a)(b)(c)	$3	$42	$1	$—	$46	$3	$28	$1	$(1)	$31
Other (a)(b)(d)	333	119	—	—	452	267	109	—	—	376
Total assets	$336	$161	$1	$—	$498	$270	$137	$1	$(1)	$407
Derivative liabilities:
Commodity (a)(b)(c)	$15	$147	$7	$(24)	$145	$5	$30	3	$(6)	$32

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $24 million and $22 million of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2019 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2019 to less than three years as of December 31, 2019. Con Edison and CECONY had $2 million of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2018 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of December 31, 2017 to less than three years as of December 31, 2018.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2019 and 2018, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

164	CON EDISON ANNUAL REPORT 2019

	Fair Value of Level 3 at December 31, 2019
	(Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison — Commodity
Electricity	$(1)	Discounted Cash Flow	Forward energy prices (a)	$25.50-$34.10 per MWh
	(16)	Discounted Cash Flow	Forward capacity prices (a)	$0.09-$8.90 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(3.69)-$7.37 per MWh
Total Con Edison — Commodity	$(16)
CECONY — Commodity
Electricity	$(7)	Discounted Cash Flow	Forward capacity prices (a)	$0.15-$8.90 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.36-$3.10 per MWh
Total CECONY — Commodity	$(6)

(a)	Generally, increases (decreases) in this input in isolation would result in a higher (lower) fair value measurement.

(b)	Generally, increases (decreases) in this input in isolation would result in a lower (higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2019 and 2018 and classified as Level 3 in the fair value hierarchy:

	Con Edison		CECONY
(Millions of Dollars)	2019	2018	2019	2018
Beginning balance as of January 1,	$(13)	$1	$(2)	$4
Included in earnings	(5)	4	—	4
Included in regulatory assets and liabilities	18	(10)	17	(4)
Settlements	8	(6)	1	(4)
Transfer out of level 3	(24)	(2)	(22)	(2)
Ending balance as of December 31,	$(16)	$(13)	$(6)	$(2)

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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($2 million gain and $3 million loss) and purchased power costs (immaterial) on the consolidated income statement for the years ended December 31, 2019 and 2018, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at December 31, 2019 and 2018 is included in non-utility revenues ($2 million gain and $3 million loss) and purchased power costs (immaterial) on the consolidated income statement for the years ended December 31, 2019 and 2018, respectively.
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
CECONY

CON EDISON ANNUAL REPORT 2019	165

CECONY has an ongoing long-term electricity purchase agreement with Brooklyn Navy Yard Cogeneration Partners, LP, a potential VIE. In 2019, a request was made of this counterparty for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. In April 2017, CECONY's long-term electricity purchase agreement with Cogen Technologies Linden Venture, LP (Linden Cogeneration), another potential VIE, expired. See Note I for information on these electricity purchase agreements, the payments pursuant to which constitute CECONY's maximum exposure to loss with respect to the potential VIEs.

Clean Energy Businesses
In September 2019, the Clean Energy Businesses, which previously owned an 80 percent membership interest in OCI Solar San Antonio 4 LLC (Texas Solar 4), acquired the remaining 20 percent interest. As a result of the acquisition, Texas Solar 4 is a consolidated entity. Prior to the acquisition, Con Edison had a variable interest in Texas Solar 4, as to which Con Edison was the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 was held by the Clean Energy Businesses. Texas Solar 4 owns a project company that developed a 40 MW (AC) solar electric production project. Electricity generated by the project is sold pursuant to a long-term power purchase agreement. Con Edison's earnings from Texas Solar 4 for the years ended December 31, 2019 and 2018 were immaterial.

In December 2018, the Clean Energy Businesses completed its acquisition of Sempra Solar Holdings, LLC. See Note U. Included in the acquisition were certain operating projects (Tax Equity Projects) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects are consolidated entities in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects is held by the Clean Energy Businesses. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements. For the year ended December 31, 2019, the hypothetical liquidation at book value (HLBV) method of accounting for the Tax Equity Projects resulted in $98 million of income ($74 million, after tax) for the tax equity investor and a $64 million loss ($48 million, after tax) for Con Edison, and earnings under the HLBV method for the year ended December 31, 2018 were immaterial.

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

166	CON EDISON ANNUAL REPORT 2019

At December 31, 2019 and 2018, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)		Texas Solar 4 (c)(f)
(Millions of Dollars)	2019	2018	2019	2018	2018
Restricted cash	$—	$—	$—	$—	$4
Non-utility property, less accumulated depreciation (g)(h)	293	313	461	492	98
Other assets	40	18	128	97	9
Total assets (a)	$333	$331	$589	$589	$111
Long-term debt due within one year	$—	$—	$—	$—	$2
Other liabilities	17	17	18	33	26
Long-term debt	—	—	—	—	56
Total liabilities (b)	$17	$17	$18	$33	$84

(a)	The assets of the Tax Equity Projects represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.

(b)	The liabilities of the Tax Equity Projects represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.

(c)	Con Edison did not provide any financial or other support during the year that was not previously contractually required.

(d)
Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $62 million and $33 million at December 31, 2019 and 2018, respectively.

(e)
Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $126 million and $71 million at December 31, 2019 and 2018, respectively.

(f)	Noncontrolling interest of the third party was $7 million at December 31, 2018.

(g)	Non-utility property is reduced by accumulated depreciation of $9 million for Great Valley Solar and $15 million for Copper Mountain - Mesquite Solar at December 31, 2019.

(h)
Non-utility property is reduced by accumulated depreciation of $1 million for Great Valley Solar, $1 million for Copper Mountain - Mesquite Solar and $15 million for Texas Solar 4 at December 31, 2018.

The following table summarizes the VIEs into which the Clean Energy Businesses have entered as of December 31, 2019:

Project Name	Generating Capacity (a) (MW AC)	Power Purchase Agreement Term in Years	Year of Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (b)
Great Valley Solar (c)	200	15-20	2018	California	$254
Copper Mountain - Mesquite Solar (c)	344	20-25	2018	Nevada and Arizona	445

(a)	Represents ownership interest in the project.

(b)
Maximum exposure is equal to the net assets of the project on the consolidated balance sheet less any applicable noncontrolling interest ($62 million for Great Valley Solar and $126 million for Copper Mountain - Mesquite Solar). Con Edison did not provide any financial or other support during the year that was not previously contractually required.

(c)	For the projects comprising Great Valley Solar and Copper Mountain Mesquite Solar, refer to (d) and (e) in the table above.
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

CON EDISON ANNUAL REPORT 2019	167

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
At December 31, 2019, the liabilities for asset retirement obligations of Con Edison and CECONY were $425 million and $362 million, respectively. At December 31, 2018, the liabilities for asset retirement obligations of Con Edison and CECONY were $450 million and $292 million, respectively. The change in liabilities at December 31, 2019 was due to changes in estimated cash flows of $(1) million and $96 million for Con Edison and CECONY, respectively, and accretion expense of $14 million and $12 million for Con Edison and CECONY, respectively. The changes were offset by liabilities settled of $38 million for both Con Edison and CECONY. The change in liabilities at December 31, 2018 was due to changes in estimated cash flows of $168 million and $39 million for Con Edison and CECONY, respectively, and accretion expense of $13 million and $11 million for Con Edison and CECONY, respectively. The changes were offset by liabilities settled of $45 million for both Con Edison and CECONY. Con Edison and CECONY also recorded reductions of $44 million and $50 million during the years ended December 31, 2019 and 2018, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense.
Note S – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. See “Dividends” in Note C. As a result, substantially all of the net assets of CECONY and O&R ($14,147 million and $762 million, respectively), at December 31, 2019, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries. See “Rate Plans” in Note B.
The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2019, 2018 and 2017 were as follows:

168	CON EDISON ANNUAL REPORT 2019

	CECONY
(Millions of Dollars)	2019	2018	2017
Cost of services provided	$121	$115	$111
Cost of services received	64	73	64

In addition, CECONY and O&R have joint gas supply arrangements, in connection with which CECONY sold to O&R $71 million, $83 million and $66 million of natural gas for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are net of the effect of related hedging transactions.

The Utilities perform work and incur expenses on behalf of NY Transco, a company in which CET Electric has a 45.7 percent equity interest. The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the years ended December 31, 2019 and 2018, the amounts billed by the Utilities to NY Transco were immaterial. In May 2016, CECONY transferred certain electric transmission projects to NY Transco.

CECONY has storage and wheeling service contracts with Stagecoach Gas Services LLC (Stagecoach), a joint venture formed by a subsidiary of CET Gas and a subsidiary of Crestwood Equity Partners LP (Crestwood). In addition, CECONY is the replacement shipper on one of Crestwood’s firm transportation agreements with Tennessee Gas Pipeline Company LLC. CECONY incurred costs for storage and wheeling services from Stagecoach of $33 million, $28 million and $31 million for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, the Clean Energy Businesses entered into two electricity sales agreements with Stagecoach under which the amounts received in 2019, 2018 and 2017 were immaterial.
CECONY has a 20-year transportation contract with Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. CET Gas holds a 12.5 percent equity interest in MVP (that is expected to be reduced by approximately 10 percent based on the current project estimate). In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its MVP contract unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request. For the years ended December 31, 2019 and 2018, CECONY incurred no costs under the contract.
FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At December 31, 2019 and 2018 there were no outstanding loans to O&R.
The Clean Energy Businesses had financial electric capacity contracts with CECONY and O&R during 2019 and 2018. For the years ended December 31, 2019 and 2018, the Clean Energy Businesses realized $1 million loss under these contracts.
Note T – New Financial Accounting Standards
In January 2020, the Companies adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments replace the incurred loss impairment methodology which involved delayed recognition of credit losses. The amendments introduce an expected credit loss impairment model which requires immediate recognition of anticipated losses over the instrument’s life. A broader range of reasonable and supportable information must be considered in developing the credit loss estimates. The Companies' financial instruments subject to the amendments include their accounts receivable - customers and other receivables. The adoption of this guidance will not have a material impact on the Companies’ financial position, results of operations and liquidity. The Companies will prepare additional disclosures as required by the amendments beginning in 2020. The Companies implemented additional internal controls related to the amendments, however the adoption of the amendments will not require a change that will materially affect the Companies’ internal control over financial reporting.

In January 2020, the Companies adopted ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this update simplify goodwill impairment testing by eliminating Step 2 of the goodwill impairment test wherein an entity has to compute the implied fair value of goodwill by performing procedures to determine the fair value of its assets and liabilities. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair

CON EDISON ANNUAL REPORT 2019	169

value up to the total amount of goodwill allocated to that reporting unit. The adoption of this guidance will not have a material impact on the Companies’ financial position, results of operations and liquidity.

In December 2019, the FASB issued amendments to the guidance for income taxes through ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions such as: 1) the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and 4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. For public entities, the amendments are effective for reporting periods beginning after December 15, 2020. Early adoption is permitted. The Companies are in the process of evaluating the potential impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

Note U – Acquisitions, Investments and Dispositions
Acquisitions and Investments

Mountain Valley Pipeline
In January 2016, CET Gas acquired a 12.5 percent equity interest in MVP, a company developing a proposed gas transmission project in West Virginia and Virginia. The company's initial contribution to MVP was $18 million. At December 31, 2019 and 2018, CET Gas' cash investment in MVP was $530 million and $337 million, respectively. In October 2019, the operator of MVP indicated that it expects a late 2020 full in-service date for the project at an overall project cost of $5,300 million to $5,500 million, excluding allowance for funds used during construction. MVP is currently defending certain agency actions and judicial challenges that must be resolved favorably before the pipeline can be completed. There are other proceedings that may affect MVP, including an investigation of potential criminal and/or civil violations of the Clean Water Act and other federal statutes as they relate to the construction of the pipeline. CET Gas, as it was permitted to do under the joint venture agreement, has limited its cash contributions to the joint venture to approximately $530 million, which will reduce its ownership interest in the joint venture to approximately 10 percent based on the current project cost estimate. Con Edison is accounting for its equity interest in MVP as an equity method investment.
Sempra Solar
In December 2018, the Clean Energy Businesses completed their acquisition of Sempra Solar Holdings, LLC, a Sempra Energy subsidiary, for $1,609 million, including working capital and other closing adjustments of $69 million. In 2019, Con Edison finalized the purchase price allocation and reclassified approximately $100 million which primarily decreased property, plant and equipment and asset retirement obligations, the impact of which was not material to earnings. The reclassification was recorded within the one year available to finalize the purchase price allocation.

The acquired company has ownership interests in 981 megawatts (AC) of operating renewable electric production projects, including its 379 megawatts (AC) share of projects in which its subsidiaries had a 50 percent ownership interest (Acquired JV Interests) and the Clean Energy Businesses had the remaining ownership interests (Previously-Owned JV Interests), and certain development rights with respect to solar electric production and energy storage projects.

At the acquisition date, the acquired company’s subsidiaries had $1,354 million of tangible assets consisting mostly of property, plant and equipment, $878 million of intangible assets mostly arising from power purchase agreements, $4 million of other noncurrent assets, $568 million of project debt (including, in each case, amounts associated with the Acquired JV Interests) and $28 million of asset retirement obligation liabilities. The weighted average amortization period for these intangible assets is 16 years. At the acquisition date, the fair value of the noncontrolling interest attributable to the tax equity investors (see below) was $100 million. The acquisition date valuation was performed using a discounted cash flow approach. The fair values of assets acquired and liabilities assumed were determined based on significant estimates and assumptions that are judgmental in nature, including projected amounts and timing of future cash flows, discount rates reflecting risk inherent in the future cash flows and future power prices.

170	CON EDISON ANNUAL REPORT 2019

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

Dispositions

Upton 2
In May 2017, the Clean Energy Businesses sold Upton 2, a development stage solar electric production project, for $11 million to Vistra Asset Co. and recorded a $1 million gain on sale ($0.7 million, net of taxes). In addition, the Clean Energy Businesses agreed to perform the engineering, procurement and construction for the 180 MW (AC) project, which was completed in 2018.

CON EDISON ANNUAL REPORT 2019	171

Schedule I
Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Income and Comprehensive Income
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts)	2019	2018	2017
Equity in earnings of subsidiaries	$1,354	$1,447	$1,544
Other income (deductions), net of taxes	76	(6)	31
Interest expense	(87)	(59)	(50)
Net Income	$1,343	$1,382	$1,525
Comprehensive Income	$1,340	$1,392	$1,526
Net Income Per Share – Basic	$4.09	$4.43	$4.97
Net Income Per Share – Diluted	$4.08	$4.42	$4.94
Dividends Declared Per Share	$2.96	$2.86	$2.76
Average Number Of Shares Outstanding—Basic (In Millions)	328.5	311.1	307.1
Average Number Of Shares Outstanding—Diluted (In Millions)	329.5	312.9	308.8

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

172	CON EDISON ANNUAL REPORT 2019

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Cash Flows
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	2017
Net Income	1,343	1,382	1,525
Equity in earnings of subsidiaries	(1,354)	(1,447)	(1,544)
Dividends received from:
CECONY	912	846	796
O&R	47	46	44
Clean Energy Businesses	3	15	12
Con Edison Transmission	12	10	8
Change in Assets:
Special deposits	(3)	(8)	—
Income taxes receivable	25	2	34
Other – net	44	187	21
Net Cash Flows from Operating Activities	1,029	1,033	896
Investing Activities
Contributions to subsidiaries	(930)	(1,110)	(434)
Debt receivable from affiliated companies	450	(825)	—
Net Cash Flows Used in Investing Activities	(480)	(1,935)	(434)
Financing Activities
Net proceeds of short-term debt	(783)	164	(53)
Issuance of long-term debt	825	825	400
Retirement of long-term debt	(553)	(3)	(402)
Debt issuance costs	—	—	(2)
Issuance of common shares for stock plans, net of repurchases	54	53	51
Issuance of common shares - public offering	825	705	343
Common stock dividends	(924)	(842)	(803)
Net Cash Flows Used in Financing Activities	(556)	902	(466)
Net Change for the Period	(7)	—	(4)
Balance at Beginning of Period	9	9	13
Balance at End of Period	$2	$9	$9

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT 2019	173

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Balance Sheet
(Parent Company Only)

	December 31,
(Millions of Dollars)	2019	2018
Assets
Current Assets
Cash and temporary cash investments	$2	$9
Income taxes receivable	18	43
Term loan receivable from affiliated companies	—	825
Accounts receivable from affiliated companies	870	536
Prepayments	32	33
Other current assets	12	12
Total Current Assets	934	1,458
Investments in subsidiaries and others	18,009	16,707
Goodwill	406	406
Deferred income tax	14	69
Long-term debt receivable from affiliated companies	1,275	900
Other noncurrent assets	—	2
Total Assets	$20,638	$19,542
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$3	$3
Term loan	—	825
Notes payable	537	495
Accounts payable	—	9
Accounts payable to affiliated companies	595	274
Accrued taxes	2	2
Other current liabilities	10	13
Total Current Liabilities	1,147	1,621
Deferred income tax	—	—
Total Liabilities	1,147	1,621
Long-term debt	1,469	1,195
Shareholders’ Equity
Common stock, including additional paid-in capital	8,089	7,151
Retained earnings	9,933	9,575
Total Shareholders’ Equity	18,022	16,726
Total Liabilities and Shareholders’ Equity	$20,638	$19,542

(a)
These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

174	CON EDISON ANNUAL REPORT 2019

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2019, 2018 and 2017

				COLUMN C Additions
Company (Millions of Dollars)	COLUMN A Description		COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions (b)	COLUMN E Balance At End of Period
Con Edison	Allowance for uncollectible accounts (a):
		2019	$68	$77	$—	$(71)	$74
		2018	$70	$62	$—	$(64)	$68
		2017	$83	$64	$—	$(77)	$70
CECONY	Allowance for uncollectible accounts (a):
		2019	$61	$72	$—	$(65)	$68
		2018	$65	$56	$—	$(60)	$61
		2017	$78	$60	$—	$(73)	$65

(a)	This is a valuation account deducted in the balance sheet from the assets (Accounts receivable - customers and Other receivables) to which they apply.

(b)	Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

CON EDISON ANNUAL REPORT 2019	175

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

Item 9B: Other Information
Con Edison
None.
CECONY
None.

176	CON EDISON ANNUAL REPORT 2019

Part III
Item 10: Directors, Executive Officers and Corporate Governance

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationships and Related Transactions, and Director Independence

Item 14: Principal Accounting Fees and Services

Con Edison
Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201(d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 18, 2020. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2019, the close of the fiscal year covered by this report.

The information required pursuant to Item 201(d) of Regulation S-K as at December 31, 2019 is as follows:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)		(2)	(3)
Equity compensation plans approved by security holders
2003 LTIP (a)	191,425		—	—
2013 LTIP (b)	1,440,191		—	3,967,790
Stock Purchase Plan (c)	—		—	5,812,662
Total equity compensation plans approved by security holders	1,631,616		—	9,780,452
Total equity compensation plans not approved by security holders	2,000	(d)	—	—
Total	1,633,616		—	9,780,452

(a)
The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2003 (the “2003 LTIP”) include 191,425 shares for stock unit awards made prior to 2013 that have vested and for which the receipt of shares was deferred. Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. Outstanding awards had no exercise price. No new awards may be made under the 2003 LTIP.

(b)
The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2013 (the “2013 LTIP”) include: (A) outstanding awards made in 2014 and subsequent years (1,113,547 shares for performance restricted stock units and 67,250 shares for time-based restricted stock units); (B) 259,394 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price. No new awards may be made under the 2013 LTIP after May 20, 2023.

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

CON EDISON ANNUAL REPORT 2019	177

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2019 and 2018 are as follows:

	2019	2018
Audit fees	$3,645,575	$3,970,086
Audit-related fees (a)	—	693,930
Total fees	$3,645,575	$4,664,016

(a)
Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of the company's financial statements that are not specifically deemed “Audit Services.” The major items included in audit-related fees in 2018 are fees related to reviews of system implementations and internal controls.

Con Edison’s Audit Committee or, as delegated by the Audit Committee, the Chair of the Committee, approves in advance each auditing service and non-audit service permitted by applicable laws and regulations, including tax services, to be provided to CECONY by its independent accountants.

178	CON EDISON ANNUAL REPORT 2019

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

CON EDISON ANNUAL REPORT 2019	179

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 3.1.1)

3.1.2	By-laws of Con Edison, effective as of February 16, 2017. (Designated in Con Edison’s Current Report on Form 8-K, dated February 16, 2017 (File No. 1-14514) as Exhibit 3.1)

4.1.1	Description of Con Edison's Common Shares ($.10 par value).

4.1.2.1
Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in Con Edison's Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1)

4.1.2.2
First Supplemental Indenture, dated as of August 1, 2009, between Con Edison and The Bank of New York Mellon (formerly known as The Bank of New York (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank))), as Trustee. (Designated in Con Edison’s Registration Statement (No. 333-161018) as Exhibit 4.2)

4.1.2.3	Form of Con Edison’s 2.00% Debentures, Series 2016 A. (Designated in Con Edison's Current Report on Form 8-K, dated May 10, 2016 (File No. 1-14514) as Exhibit 4)

4.1.3
Note Assumption and Exchange Agreement, dated as of June 20, 2008, between Con Edison and the institutional investors listed in Schedule I thereto. (Designated in Con Edison’s Current Report on Form 8-K, dated June 20, 2008 (File No. 1-14514) as Exhibit 4)

10.1.1.1
Credit Agreement, dated as of December 7, 2016, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated December 7, 2016 (File No. 1-14514) as Exhibit 10)

10.1.1.2
Extension Agreement, dated as of January 8, 2018, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison's Current Report on Form 8-K dated January 8, 2018 (File No. 1-14514) as Exhibit 10)

10.1.1.3
Extension Agreement and First Amendment to Credit Agreement, effective April 1, 2019, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated April 1, 2019 (File No. 1-14514) as Exhibit 10)

10.1.2.1
Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended, effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.3)

10.1.2.2
Amendment #1, dated December 19, 2012, to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.4.2)

10.1.2.3
Amendment to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (File No. 1-14514 as Exhibit 10.1)

10.1.3.1
The Consolidated Edison, Inc. Stock Purchase Plan, as amended and restated as of May 19, 2014. (Designated in Con Edison’s Current Report on Form 8-K dated May 19, 2014 (File No. 1-14514) as Exhibit 10)

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

10.1.4.5	Amendment to the Consolidated Edison Retirement Plan, effective January 1, 2019.

10.1.4.6	Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019.

10.1.4.7	Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019.

10.1.5.1	The Consolidated Edison Thrift Savings Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-14514) as Exhibit 10.1.2)

10.1.5.2
Amendment, dated December 18, 2017, to the Consolidated Edison Thrift Savings Plan. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.5.3

10.1.5.3	Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2019.

10.1.5.4	Amendment to the Consolidated Edison Thrift Savings Plan, effective August 1, 2019.

10.1.5.5	Amendment to the Consolidated Edison Thrift Savings Plan, effective August 1, 2019.

180	CON EDISON ANNUAL REPORT 2019

10.1.6
Consolidated Edison, Inc. Supplemental Defined Contribution Pension Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (File No. 1-14514) as Exhibit 10.1)

10.1.7.1
Consolidated Edison, Inc. Long Term Incentive Plan (2003), as amended and restated effective as of December 26, 2012. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.8.1)

10.1.7.2
Form of Restricted Stock Unit Award under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.7.2)

10.1.7.3
Form of Restricted Stock Unit Award for Officers under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the year quarterly period ended March 31, 2011 (File No. 1-14514) as Exhibit 10.1)

10.1.7.4	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3)

10.1.7.5
Amendment Number 1, effective July 1, 2010, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 as Exhibit 10.1)

10.1.7.6
Amendment Number 2, effective January 1, 2011, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-14514) as Exhibit 10.1.7.5)

10.1.8.1	Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated May 20, 2013 (File No. 1-14514) as Exhibit 10)

10.1.8.2
Form of Performance Unit Award for Officers under the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 1-14514) as Exhibit 10.1.2)

10.1.8.3
Form of Performance Unit Award for Certain Specified Officers under the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (File No. 1-14514) as Exhibit 10.1)

10.1.8.4
Amendment No. 1 to the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.7.4)

10.1.8.5
Amendment No. 2 to the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.7.5)

10.1.9	Description of Directors’ Compensation, effective as of December 31, 2019.

10.1.10	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

10.1.11	Employment offer letter, dated November 21, 2013 to John McAvoy. (Designated in Con Edison’s Current Report on Form 8-K, dated November 21, 2013 (File No. 1-14514) as Exhibit 10)

10.1.12
Contribution Agreement, dated as of April 20, 2016, by and between Crestwood Pipeline and Storage Northeast LLC and Con Edison Gas Pipeline and Storage Northeast, LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated April 20, 2016 (File No. 1-14514) as Exhibit 10)

10.1.13
Purchase and Sale Agreement, dated as of September 20, 2018, by and between Sempra Solar Portfolio Holdings, LLC and CED Southwest Holdings, Inc. (Designated in Con Edison’s Current Report on Form 8-K, dated September 20, 2018) (File No.1-14514) as Exhibit 2)

10.1.14
Credit Agreement, dated as of November 29, 2018, among Con Edison, the Lenders party thereto and Citibank, N.A, as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K, dated December 13, 2018 (File No. 1-14514) as Exhibit 10)

10.1.15
Credit Agreement, dated as of February 11, 2019, among Con Edison, the Lenders party thereto and Mizuho Bank, Ltd. as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K, dated February 11, 2019 (File No. 1-14514) as Exhibit 10)

10.1.16
Confirmation of Forward Sale Transaction, dated May 7, 2019, between Con Edison and Wells Fargo Bank National Association. (Designated in Con Edison’s Current Report on Form 8-K, dated May 7, 2019 (File No. 1-14514) as Exhibit 10)

21.1	Subsidiaries of Con Edison.

23.1	Consent of PricewaterhouseCoopers LLP

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1.1	Section 1350 Certifications – Chief Executive Officer

32.1.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

CON EDISON ANNUAL REPORT 2019	181

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document

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

3.2.2	By-laws of CECONY, effective May 21, 2018. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-1217) as Exhibit 3.2.2)

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

4.2.6.2
Supplemental Indenture of Trust, dated as of June 30, 2010, to Indenture of Trust, dated May 1, 2005 between NYSERDA and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-1217) as Exhibit 4.2.14.2)

4.2.7.1
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

4.2.7.3
Second Supplemental Indenture (to the Debenture Indenture), dated as of June 23, 2005, between CECONY and JPMorgan Chase Bank, N.A. (successor to The Chase Manhattan Bank (National Association)), as Trustee. (Designated in CECONY’s Current Report on Form 8-K, dated November 16, 2005 (File No. 1-1217) as Exhibit 4.1)

4.2.8	The following forms of CECONY’s Debentures, which are designated as follows:

182	CON EDISON ANNUAL REPORT 2019

	Securities Exchange Act File No. 1-1217
Debenture Series	Form	Date	Exhibit
5.875% Series 2003 A	8-K	4/7/2003	4
5.10% Series 2003 C	8-K	6/12/2003	4.2
5.70% Series 2004 B	8-K	2/11/2004	4.2
5.30% Series 2005 A	8-K	3/7/2005	4
5.25% Series 2005 B	8-K	6/20/2005	4
5.85% Series 2006 A	8-K	3/9/2006	4
6.20% Series 2006 B	8-K	6/15/2006	4
5.70% Series 2006 E	8-K	12/1/2006	4.2
6.30% Series 2007 A	8-K	8/28/2007	4
6.75% Series 2008 B	8-K	4/4/2008	4.2
5.50% Series 2009 C	8-K	12/4/2009	4
4.45% Series 2010 A	8-K	6/7/2010	4.1
5.70% Series 2010 B	8-K	6/7/2010	4.2
4.20% Series 2012 A	8-K	3/13/2012	4
3.95% Series 2013 A	8-K	2/25/2013	4
4.45% Series 2014 A	8-K	3/3/2014	4
3.30% Series 2014 B	8-K	11/19/2014	4.1
4.625% Series 2014 C	8-K	11/19/2014	4.2
4.50% Series 2015 A	8-K	11/12/2015	4
3.85% Series 2016 A	8-K	6/14/2016	4
2.90% Series 2016 B	8-K	11/10/2016	4.1
4.30% Series 2016 C	8-K	11/10/2016	4.2
3.875% Series 2017 A	8-K	6/5/2017	4
3.125% Series 2017 B	8-K	11/13/2017	4.1
4.00% Series 2017 C	8-K	11/13/2017	4.2
3.80% Series 2018 A	8-K	5/7/2018	4.1
4.50% Series 2018 B	8-K	5/7/2018	4.2
Floating Rate Series 2018 C	8-K	6/21/2018	4.0
4.00% Series 2018 D	8-K	11/27/2018	4.1
4.65% Series 2018 E	8-K	11/27/2018	4.2
4.125% Series 2019 A	8-K	5/6/2019	4
3.70% Series 2019 B	8-K	11/5/2019	4

CON EDISON ANNUAL REPORT 2019	183

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

10.2.3.6	Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan.

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

10.2.7	The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of January 1, 2019.

10.2.8
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

23.2	Consent of PricewaterhouseCoopers LLP

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.2.1	Section 1350 Certifications – Chief Executive Officer

32.2.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document

184	CON EDISON ANNUAL REPORT 2019

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

CON EDISON ANNUAL REPORT 2019	185

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2020.
Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 20, 2020.

Signature	Registrant	Title

/s/ John McAvoy	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
John McAvoy	CECONY	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Robert Hoglund	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Robert Hoglund	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert Muccilo	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Robert Muccilo	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ George Campbell Jr.	Con Edison CECONY	Director Trustee
George Campbell Jr.

/s/ Ellen V. Futter	Con Edison CECONY	Director Trustee
Ellen V. Futter

/s/ John F. Killian	Con Edison CECONY	Director Trustee
John F. Killian

/s/ William J. Mulrow	Con Edison CECONY	Director Trustee
William J. Mulrow

/s/ Armando J. Olivera	Con Edison CECONY	Director Trustee
Armando J. Olivera

/s/ Michael W. Ranger	Con Edison CECONY	Director Trustee
Michael W. Ranger

/s/ Linda S. Sanford	Con Edison CECONY	Director Trustee
Linda S. Sanford

/s/ Deirdre Stanley	Con Edison CECONY	Director Trustee
Deirdre Stanley

/s/ L. Frederick Sutherland	Con Edison CECONY	Director Trustee
L. Frederick Sutherland

186	CON EDISON ANNUAL REPORT 2019