Form 10-Q
period 2020-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2020-05-07
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
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

As of April 30, 2020, Con Edison had outstanding 334,102,042 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
CPUC	California Public Utilities Commission
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PHMSA	U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical liquidation at book value
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced metering infrastructure
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as enacted on March 27, 2020
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
DER	Distributed energy resources
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2019
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements are based on information available at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to:

•	the Companies are extensively regulated and are subject to penalties;

•	the Utilities’ rate plans may not provide a reasonable return;

•	the Companies may be adversely affected by changes to the Utilities’ rate plans;

•	the intentional misconduct of employees or contractors could adversely affect the Companies;

•	the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;

•	a cyber attack could adversely affect the Companies;

•	the Companies are exposed to risks from the environmental consequences of their operations, including increased costs related to climate change;

•	a disruption in the wholesale energy markets or failure by an energy supplier or customer could adversely affect the Companies;

•	the Companies have substantial unfunded pension and other postretirement benefit liabilities;

•	Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;

•	the Companies require access to capital markets to satisfy funding requirements;

•	changes to tax laws could adversely affect the Companies;

•	the Companies’ strategies may not be effective to address changes in the external business environment;

•	the Companies face risks related to health epidemics and other outbreaks, including the COVID-19 pandemic; and

•	the Companies also face other risks that are beyond their control.
The Companies assume no obligation to update forward-looking statements.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars/Except Share Data)	2020	2019
OPERATING REVENUES
Electric	$1,906	$1,941
Gas	931	1,034
Steam	250	321
Non-utility	147	218
TOTAL OPERATING REVENUES	3,234	3,514
OPERATING EXPENSES
Purchased power	308	368
Fuel	78	106
Gas purchased for resale	232	442
Other operations and maintenance	700	794
Depreciation and amortization	470	413
Taxes, other than income taxes	638	605
TOTAL OPERATING EXPENSES	2,426	2,728
OPERATING INCOME	808	786
OTHER INCOME (DEDUCTIONS)
Investment income	26	24
Other income	2	11
Allowance for equity funds used during construction	5	3
Other deductions	(72)	(24)
TOTAL OTHER INCOME (DEDUCTIONS)	(39)	14
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	769	800
INTEREST EXPENSE
Interest on long-term debt	224	221
Other interest	101	29
Allowance for borrowed funds used during construction	(3)	(3)
NET INTEREST EXPENSE	322	247
INCOME BEFORE INCOME TAX EXPENSE	447	553
INCOME TAX EXPENSE	55	108
NET INCOME	$392	$445
Income attributable to non-controlling interest	17	21
NET INCOME FOR COMMON STOCK	$375	$424
Net income per common share—basic	$1.13	$1.31
Net income per common share—diluted	$1.12	$1.31
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	333.6	322.5
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	334.6	323.4
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2020	2019
NET INCOME	$392	$445
INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(17)	(21)
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	5	4
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	5	4
COMPREHENSIVE INCOME	$380	$428
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2020	2019
OPERATING ACTIVITIES
Net income	$392	$445
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	470	413
Deferred income taxes	60	108
Rate case amortization and accruals	(11)	(29)
Common equity component of allowance for funds used during construction	(5)	(3)
Net derivative losses	83	10
Unbilled revenue and net unbilled revenue deferrals	51	11
Gain on sale of assets	—	(5)
Other non-cash items, net	45	(4)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(87)	(43)
Materials and supplies, including fuel oil and gas in storage	26	31
Revenue decoupling mechanism receivable	(32)	(55)
Other receivables and other current assets	28	19
Taxes receivable	(1)	—
Prepayments	(479)	(448)
Accounts payable	(156)	(108)
Pensions and retiree benefits obligations, net	4	93
Pensions and retiree benefits contributions	(4)	(4)
Accrued taxes	(45)	(19)
Accrued interest	85	97
Superfund and environmental remediation costs, net	(3)	(1)
Distributions from equity investments	11	14
System benefit charge	(19)	6
Deferred charges, noncurrent assets and other regulatory assets	(38)	(34)
Deferred credits and other regulatory liabilities	116	94
Other current and noncurrent liabilities	(79)	(124)
NET CASH FLOWS FROM OPERATING ACTIVITIES	412	464
INVESTING ACTIVITIES
Utility construction expenditures	(767)	(783)
Cost of removal less salvage	(68)	(72)
Non-utility construction expenditures	(130)	(48)
Investments in electric and gas transmission projects	(8)	(38)
Proceeds from sale of assets	—	48
Other investing activities	5	5
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(968)	(888)
FINANCING ACTIVITIES
Net payment of short-term debt	(484)	(1,131)
Issuance of long-term debt	1,600	825
Retirement of long-term debt	(38)	(11)
Debt issuance costs	(22)	(1)
Common stock dividends	(243)	(226)
Issuance of common shares - public offering	88	425
Issuance of common shares for stock plans	14	13
Distribution to noncontrolling interest	(2)	(2)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	913	(108)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	357	(532)
BALANCE AT BEGINNING OF PERIOD	1,217	1,006
BALANCE AT END OF PERIOD	$1,574	$474
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest	$143	$130
Income taxes	$2	$3
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$343	$300
Issuance of common shares for dividend reinvestment	$12	$12
Software licenses acquired but unpaid as of end of period	$80	$100
Equipment acquired but unpaid as of end of period	$33	—

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,395	$981
Accounts receivable – customers, less allowance for uncollectible accounts of $75 and $70 in 2020 and 2019, respectively	1,318	1,236
Other receivables, less allowance for uncollectible accounts of $5 and $4 in 2020 and 2019, respectively	188	184
Taxes receivable	21	20
Accrued unbilled revenue	443	599
Fuel oil, gas in storage, materials and supplies, at average cost	326	352
Prepayments	739	260
Regulatory assets	143	128
Restricted cash	179	236
Revenue decoupling mechanism	108	76
Other current assets	166	200
TOTAL CURRENT ASSETS	5,026	4,272
INVESTMENTS	2,011	2,065
UTILITY PLANT, AT ORIGINAL COST
Electric	32,186	31,866
Gas	10,300	10,107
Steam	2,625	2,601
General	3,606	3,562
TOTAL	48,717	48,136
Less: Accumulated depreciation	10,530	10,322
Net	38,187	37,814
Construction work in progress	2,005	1,937
NET UTILITY PLANT	40,192	39,751
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $423 and $391 in 2020 and 2019, respectively	3,797	3,829
Construction work in progress	446	309
NET PLANT	44,435	43,889
OTHER NONCURRENT ASSETS
Goodwill	446	446
Intangible assets, less accumulated amortization of $152 and $126 in 2020 and 2019, respectively	1,532	1,557
Regulatory assets	4,732	4,859
Operating lease right-of-use asset	848	857
Other deferred charges and noncurrent assets	129	134
TOTAL OTHER NONCURRENT ASSETS	7,687	7,853
TOTAL ASSETS	$59,159	$58,079
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$2,093	$1,446
Notes payable	1,208	1,692
Accounts payable	1,015	1,164
Customer deposits	344	346
Accrued taxes	31	76
Accrued interest	238	153
Accrued wages	116	102
Fair value of derivative liabilities	153	123
Regulatory liabilities	123	102
System benefit charge	628	647
Operating lease liabilities	77	65
Other current liabilities	285	371
TOTAL CURRENT LIABILITIES	6,311	6,287
NONCURRENT LIABILITIES
Provision for injuries and damages	129	130
Pensions and retiree benefits	1,329	1,516
Superfund and other environmental costs	737	734
Asset retirement obligations	429	425
Fair value of derivative liabilities	228	105
Deferred income taxes and unamortized investment tax credits	6,348	6,227
Operating lease liabilities	799	809
Regulatory liabilities	4,689	4,827
Other deferred credits and noncurrent liabilities	270	279
TOTAL NONCURRENT LIABILITIES	14,958	15,052
LONG-TERM DEBT	19,423	18,527
EQUITY
Common shareholders’ equity	18,261	18,022
Noncontrolling interest	206	191
TOTAL EQUITY (See Statement of Equity)	18,467	18,213
TOTAL LIABILITIES AND EQUITY	$59,159	$58,079
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	321	$34	$7,117	$10,728	23	$(1,038)	$(99)	$(16)	$113	$16,839
Net income				424					21	445
Common stock dividends ($0.74 per share)				(237)						(237)
Issuance of common shares – public offering	6		433				(8)			425
Issuance of common shares for stock plans			27							27
Other comprehensive income								4		4
Distributions to noncontrolling interest									(2)	(2)
BALANCE AS OF MARCH 31, 2019	327	$34	$7,577	$10,915	23	$(1,038)	$(107)	$(12)	$132	$17,501

BALANCE AS OF BALANCE AS OF DECEMBER 31, 2019	333	$35	$8,054	$11,100	23	$(1,038)	$(110)	$(19)	$191	$18,213
Net income				375					17	392
Common stock dividends ($0.76 per share)				(255)						(255)
Issuance of common shares - public offering	1		$88							88
Issuance of common shares for stock plans			26							26
Other comprehensive income								5		5
Distributions to noncontrolling interest									(2)	(2)
BALANCE AS OF MARCH 31, 2020	334	$35	$8,168	$11,220	23	$(1,038)	$(110)	$(14)	$206	$18,467
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2020	2019
OPERATING REVENUES
Electric	$1,770	$1,797
Gas	834	921
Steam	250	321
TOTAL OPERATING REVENUES	2,854	3,039
OPERATING EXPENSES
Purchased power	273	322
Fuel	78	106
Gas purchased for resale	195	317
Other operations and maintenance	569	659
Depreciation and amortization	390	334
Taxes, other than income taxes	607	575
TOTAL OPERATING EXPENSES	2,112	2,313
OPERATING INCOME	742	726
OTHER INCOME (DEDUCTIONS)
Investment and other income	2	9
Allowance for equity funds used during construction	4	3
Other deductions	(67)	(19)
TOTAL OTHER INCOME (DEDUCTIONS)	(61)	(7)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	681	719
INTEREST EXPENSE
Interest on long-term debt	172	169
Other interest	11	17
Allowance for borrowed funds used during construction	(3)	(3)
NET INTEREST EXPENSE	180	183
INCOME BEFORE INCOME TAX EXPENSE	501	536
INCOME TAX EXPENSE	95	124
NET INCOME	$406	$412
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2020	2019
NET INCOME	$406	$412
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	—
COMPREHENSIVE INCOME	$407	$412
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2020	2019
OPERATING ACTIVITIES
Net income	$406	$412
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	390	334
Deferred income taxes	94	122
Rate case amortization and accruals	(11)	(29)
Common equity component of allowance for funds used during construction	(4)	(3)
Unbilled revenue and net unbilled revenue deferrals	41	19
Gain on sale of assets	—	(5)
Other non-cash items, net	35	(11)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(78)	(36)
Materials and supplies, including fuel oil and gas in storage	20	24
Revenue decoupling mechanism	(22)	(55)
Other receivables and other current assets	25	31
Accounts receivable from affiliated companies	(8)	(6)
Prepayments	(473)	(438)
Accounts payable	(115)	(75)
Pensions and retiree benefits obligations, net	3	87
Pensions and retiree benefits contributions	(4)	(3)
Superfund and environmental remediation costs, net	(5)	(2)
Accrued taxes	(42)	(18)
Accrued interest	75	72
System benefit charge	(20)	7
Deferred charges, noncurrent assets and other regulatory assets	(39)	(47)
Deferred credits and other regulatory liabilities	122	92
Other current and noncurrent liabilities	(50)	(77)
NET CASH FLOWS FROM OPERATING ACTIVITIES	340	395
INVESTING ACTIVITIES
Utility construction expenditures	(719)	(728)
Cost of removal less salvage	(67)	(70)
Proceeds from sale of assets	—	48
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(786)	(750)
FINANCING ACTIVITIES
Net payment of short-term debt	(540)	(107)
Issuance of long-term debt	1,600	—
Debt issuance costs	(23)	(1)
Capital contribution by parent	25	225
Dividend to parent	(246)	(228)
NET CASH FLOWS FROM (USED) FINANCING ACTIVITIES	816	(111)
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	370	(466)
BALANCE AT BEGINNING OF PERIOD	933	818
BALANCE AT END OF PERIOD	$1,303	$352
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest	$97	$101
Income taxes	$12	$8
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$292	$267
Software licenses acquired but unpaid as of end of period	$76	$95
Equipment acquired but unpaid as of end of period	$33	—
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,303	$933
Accounts receivable – customers, less allowance for uncollectible accounts of $70 and $65 in 2020 and 2019, respectively	1,226	1,153
Other receivables, less allowance for uncollectible accounts of $3 in 2020 and 2019	118	120
Accrued unbilled revenue	331	477
Accounts receivable from affiliated companies	81	73
Fuel oil, gas in storage, materials and supplies, at average cost	273	293
Prepayments	651	178
Regulatory assets	125	113
Revenue decoupling mechanism receivable	98	76
Other current assets	100	127
TOTAL CURRENT ASSETS	4,306	3,543
INVESTMENTS	417	461
UTILITY PLANT, AT ORIGINAL COST
Electric	30,292	29,989
Gas	9,411	9,229
Steam	2,625	2,601
General	3,314	3,271
TOTAL	45,642	45,090
Less: Accumulated depreciation	9,682	9,490
Net	35,960	35,600
Construction work in progress	1,874	1,812
NET UTILITY PLANT	37,834	37,412
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2020 and 2019	2	2
NET PLANT	37,836	37,414
OTHER NONCURRENT ASSETS
Regulatory assets	4,365	4,487
Operating lease right-of-use asset	591	601
Other deferred charges and noncurrent assets	53	51
TOTAL OTHER NONCURRENT ASSETS	5,009	5,139
TOTAL ASSETS	$47,568	$46,557
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$350	$350
Notes payable	597	1,137
Accounts payable	848	956
Accounts payable to affiliated companies	13	13
Customer deposits	331	334
Accrued taxes	29	71
Accrued interest	188	113
Accrued wages	105	92
Fair value of derivative liabilities	99	81
Regulatory liabilities	93	63
System benefit charge	567	587
Operating lease liabilities	59	54
Other current liabilities	224	280
TOTAL CURRENT LIABILITIES	3,503	4,131
NONCURRENT LIABILITIES
Provision for injuries and damages	124	125
Pensions and retiree benefits	1,080	1,241
Superfund and other environmental costs	657	654
Asset retirement obligations	366	362
Fair value of derivative liabilities	113	65
Deferred income taxes and unamortized investment tax credits	6,155	6,000
Operating lease liabilities	548	551
Regulatory liabilities	4,262	4,427
Other deferred credits and noncurrent liabilities	233	240
TOTAL NONCURRENT LIABILITIES	13,538	13,665
LONG-TERM DEBT	16,194	14,614
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	14,333	14,147
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$47,568	$46,557
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	235	$589	$4,769	$8,581	$(962)	$(62)	$(5)	$12,910
Net income				412				412
Common stock dividend to parent				(228)				(228)
Capital contribution by parent			225					225
BALANCE AS OF MARCH 31, 2019	235	$589	$4,994	$8,765	$(962)	$(62)	$(5)	$13,319

BALANCE AS OF DECEMBER 31, 2019	235	$589	$5,669	$8,919	$(962)	$(62)	$(6)	$14,147
Net income				406				406
Common stock dividend to parent				(246)				(246)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2020	235	$589	$5,694	$9,079	$(962)	$(62)	$(5)	$14,333
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2019. Certain prior period amounts have been reclassified to conform to the current period presentation.
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Clean Energy Businesses, Inc., through its subsidiaries, develops, owns and operates renewable and energy infrastructure projects and provides energy-related products and services to wholesale and retail customers. Con Edison Transmission, Inc. invests in electric transmission facilities through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and invests in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas).

Note A – Summary of Significant Accounting Policies and Other Matters
Financial Instruments – Credit Losses
Adoption of New Standard
In January 2020, the Companies adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (CECL). The amendments replace the incurred loss impairment methodology which involved delayed recognition of credit losses. The amendments introduce an expected credit loss impairment model which requires immediate recognition of anticipated losses over the instrument’s life. A broader range of reasonable and supportable information must be considered in developing the credit loss estimates. The Companies' financial instruments subject to the amendments are included in the lines “Accounts receivable – customers” and “Other receivables.” Substantially all of these in-scope financial instruments are expected to be collected within one year of billing.

The Companies adopted the amendments using the modified retrospective method for all financial instruments measured at amortized costs. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. No prior period adjustment or charge to retained earnings for cumulative impact was required as a result of the Companies’ adoption of the amendments.

The Utilities’ “Account receivable – customers” balance consists of utility bills due (bills are generally due the month following billing) from customers who have energy delivered, generated, or services provided by the Utilities. The balance also reflects the Utilities’ purchase of receivables from energy service companies to support the retail choice programs.
“Other receivables” balance generally reflects costs billed by the Utilities for goods and services provided to external parties, such as accommodation work for private parties and certain governmental entities, real estate rental and pole attachments.

The Clean Energy Businesses’ accounts receivable balance generally reflects bills related to the sale of energy from renewable electric production projects, the management of energy supply assets, energy-efficiency services to government and commercial customers, and the engineering, procurement, and construction services of renewable energy projects. The Clean Energy Businesses calculate an allowance for uncollectible accounts related to their energy services customers based on an aging and customer-specific analysis. The amount of such reserves was not material at March 31, 2020.
The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. Changes to the Utilities’ reserve balances which result in write-offs of customer accounts receivable balances above existing rate allowances are not reflected in rates during the term of the current rate plans and are considered in a future rate proceeding. For the Utilities’ customer accounts receivable allowance for uncollectible accounts, past events considered include write-offs relative to total customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy and bankruptcy rates, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries.
Other receivables allowance for uncollectible accounts is calculated based on a historical average of collections relative to total other receivables, including current receivables. Current macro- and micro-economic conditions are also considered when calculating the current reserve. Probable outcomes of pending litigation, whether favorable or unfavorable to the Companies, are also included in the consideration.
During the first quarter of 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward looking projections related to write-off and recovery rates, and resulted in increases to the allowance for uncollectible accounts of $5 million for Con Edison, substantially all of which related to CECONY.
Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a rollforward by major portfolio segment type for the three months ended March 31, 2020:

	For the Three Months Ended March 31, 2020
	Con Edison		CECONY
(Millions of Dollars)	Accounts receivable - customers	Other receivables	Accounts receivable - customers	Other receivables
Allowance for credit losses
Beginning Balance at January 1, 2020	$70	$4	$65	$3
Recoveries	2	—	2	—
Write-offs	(18)	—	(18)	—
Reserve adjustments	21	1	21	—
Ending Balance March 31, 2020	$75	$5	$70	$3

General Utility Plant
General utility plant of Con Edison and CECONY included $91 million and $87 million, respectively, at March 31, 2020 and $93 million and $88 million, respectively, at December 31, 2019, related to a May 2018 acquisition of software licenses. The estimated aggregate annual amortization expense related to the software licenses for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $12 million and $11 million, respectively at March 31, 2020 and was $10 million at December 31, 2019.

Goodwill
The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of long-lived or intangible assets may not be recoverable at March 31, 2020.

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
In March 2020, PG&E and certain PG&E shareholders submitted a joint plan of reorganization to the bankruptcy court. The plan includes the assumption by PG&E of all of its power purchase agreements. The plan is subject to, among other things: confirmation by the bankruptcy court by June 30, 2020 (or any extension of the date by which PG&E’s bankruptcy must be resolved for PG&E to participate in the insurance fund described below); approval by the California Public Utilities Commission (CPUC) of PG&E’s implementation of the plan and participation in the insurance fund; PG&E obtaining funding for distributions under the plan; and the continuation in full force and effect of the September 2019 subrogation claims restructuring support agreement, the December 2019 tort claimants restructuring support agreement and the January 2020 noteholder restructuring support agreement. The plan is supported by the parties to these restructuring support agreements, subject to their terms, and includes the assumption by PG&E of all of its power purchase agreements. A plan of reorganization can be revoked, amended, withdrawn or delayed prior to its confirmation by the bankruptcy court. The bankruptcy court has authorized PG&E to send the plan to creditors for consideration, and the current deadline for creditors to return ballots is May 15, 2020. The hearing to consider confirmation of the plan is scheduled to commence later in May 2020.
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
In July 2019, California enacted a law addressing future California wildfires. The law includes provisions for the establishment of wildfire liquidity and insurance funds and possible limitation of future wildfire liabilities for California utilities. PG&E, Southern California Edison Company and San Diego Gas & Electric Company have agreed to participate in the insurance fund. PG&E’s participation will require bankruptcy court approval and is conditioned on, among other things, resolution of PG&E’s bankruptcy by June 30, 2020, and a determination by the CPUC that PG&E’s bankruptcy reorganization plan is consistent with the state’s climate goals as required under the California Renewables Portfolio Standard Program and related procurement requirements of the state. In April 2020, the CPUC issued for public comment a proposed decision that would approve with conditions PG&E’s proposed reorganization plan under the aforementioned law. The proposed decision is expected to be on the CPUC’s May 21, 2020 voting meeting agenda.
The PG&E bankruptcy is an event of default under the PG&E PPAs. Unless the lenders for the related project debt otherwise agree, distributions from the related projects to the Clean Energy Businesses will not be made during the pendency of the bankruptcy. See “Reconciliation of Cash, Temporary Cash Investments and Restricted Cash,” below.
At March 31, 2020 and December 31, 2019, Con Edison’s consolidated balance sheet included $802 million and $819 million of net non-utility plant relating to the PG&E Projects, $1,039 million and $1,057 million of intangible assets relating to the PG&E PPAs, $274 million and $282 million of net non-utility plant of additional projects that secure the related project debt and $980 million and $1,001 million of non-recourse related project debt, respectively. See "Long-term Debt" in Note C. Con Edison has tested whether its net non-utility plant relating to the PG&E Projects and intangible assets relating to the PG&E PPAs have been impaired. The projected future cash flows used in the test reflected Con Edison’s expectation that the PG&E PPAs are not likely to be rejected. Based on the test, Con Edison has determined that there was no impairment. If, in the future, one or more of the PG&E PPAs is rejected or any such rejection becomes likely, there will be an impairment of the related intangible assets and could be an impairment of the related non-utility plant. The amount of any such impairment could be material.

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

For the three months ended March 31, 2020 and 2019, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended March 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2020	2019
Net income for common stock	$375	$424
Weighted average common shares outstanding – basic	333.6	322.5
Add: Incremental shares attributable to effect of potentially dilutive securities	1.0	0.9
Adjusted weighted average common shares outstanding – diluted	334.6	323.4
Net Income per common share – basic	$1.13	$1.31
Net Income per common share – diluted	$1.12	$1.31

The computation of diluted EPS for the three months ended March 31, 2020 and 2019 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three months ended March 31, 2020 and 2019, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Beginning balance, accumulated OCI, net of taxes (a)	$(19)	$(16)	$(6)	$(5)
OCI before reclassifications, net of tax of $(1) for Con Edison in 2020 and 2019	4	2	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2020 (a)(b)	1	2	1	—
Current period OCI, net of taxes	5	4	1	—
Ending balance, accumulated OCI, net of taxes	$(14)	$(12)	$(5)	$(5)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.

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

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At March 31, 2020 and 2019, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At March 31,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Cash and temporary cash investments	$1,395	$406	$1,303	$352
Restricted cash (a)	179	68	—	—
Total cash, temporary cash investments and restricted cash	$1,574	$474	$1,303	$352

(a)
Restricted cash included cash of the Clean Energy Businesses' renewable electric production project subsidiaries ($179 million and $67 million at March 31, 2020 and 2019, respectively) that, under the related project debt agreements, is either restricted until the various maturity dates of the project debt to being used for normal operating expenses and capital expenditures, debt service, and required reserves or restricted as a result of the PG&E bankruptcy. During the pendency of the PG&E bankruptcy, unless the lenders for the related project debt otherwise agree, cash may not be distributed from the related projects to the Clean Energy Businesses. See “Long-Lived and Intangible Assets,” above, and Note C. In addition, restricted cash included O&R's New Jersey utility subsidiary, Rockland Electric Company transition bond charge collections, net of principal, interest, trustee and service fees ($1 million at March 31, 2019).

Note B – Regulatory Matters
COVID-19 Regulatory Matters
Governors, public utility commissions, federal authorities and other regulatory agencies in the states in which the Utilities operate have issued orders related to the COVID-19 pandemic that impact the Utilities as described below.

New York State Regulation
In March 2020, New York State Governor Cuomo declared a State disaster emergency for the State of New York. Since that declaration, the NYSPSC and the Utilities have taken actions to mitigate the impact of the COVID-19 pandemic on the Utilities, their customers and other stakeholders. New York State has designated utilities, including CECONY and O&R, as essential businesses that may continue their work. The Utilities have modified or suspended certain work in the state.

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. Historically, these fees have amounted to approximately $6 million and $0.4 million per month for CECONY and O&R, respectively. The suspension of these fees is expected to result in a reduction in revenues during the suspension period, the length of which has not yet been determined. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. All customer walk-in centers have been closed to the public and in-person investigations of billing issues at customer residences and businesses have been suspended. In April 2020, the NYSPSC also suspended certain interconnection payment deadlines to mitigate the impact of the COVID-19 pandemic on developers of distributed renewable generation and energy storage. See Note K to the First Quarter Financial Statements.

In March 2020, the Utilities requested and the NYSPSC granted extensions until July 31, 2020 to file their 2019 Earnings Adjustment Mechanisms (EAMs) reports, which would delay the start of collection of earned EAM incentives of approximately $46 million and $3 million for CECONY and O&R, respectively, from the twelve-month period beginning June 2020 until the twelve-month period beginning September 2020.

The Utilities’ rate plans have revenue decoupling mechanisms in their New York electric and gas businesses that reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC on a monthly basis and accumulate the deferred balances semi-annually under CECONY's electric rate plan (January through June and July through December, respectively) and annually under CECONY's gas rate plan and O&R New York's electric and gas rate plans (January through December). The difference is accrued with interest on a monthly basis for CECONY and O&R New York’s electric customers and after the annual deferral period ends for CECONY and O&R New York’s gas customers for refund to, or recovery from customers, as applicable. Generally, the refund to or recovery from customers begins August and February of each year over an ensuing six-month period for CECONY's electric customers and February of each year over an ensuing twelve-month period for CECONY's gas and O&R New York's electric and gas customers.

New Jersey State Regulation
In March 2020, New Jersey Governor Murphy declared a Public Health Emergency and State of Emergency for the State of New Jersey. Since that declaration, the NJBPU and RECO have taken actions to mitigate the impact of the COVID-19 pandemic on RECO, its customers and other stakeholders. New Jersey has designated utilities, including RECO, as essential businesses that may continue their work. RECO has modified or suspended certain work in the state. In March 2020, RECO began suspending late payment charges, terminations for non-payment, and no access fees during the COVID-19 pandemic. The suspension of these fees is not expected to be material.

Federal Regulation
In March 2020, the North American Electric Reliability Corporation (NERC) issued guidance that the effects of the COVID-19 pandemic will be considered an acceptable basis for non-compliance with certain NERC Reliability

Standards requirements that would have required action between March 1, 2020 and July 31, 2020. In addition, it suspended on-site NERC compliance audits until at least July 31, 2020.

Also in March 2020, FERC announced several actions to ease regulatory obligations in response to the COVID-19 pandemic. These include postponement of certain filing deadlines and the suspension of all audit site visits and investigative testimony.

In April 2020, FERC announced it would expeditiously review and act on requests for relief in response to the COVID-19 pandemic, give priority to processing filings that contribute to the business continuity of regulated entities’ energy infrastructure and will exercise prosecutorial discretion when addressing events arising during the emergency period. FERC also approved a blanket waiver of requirements in Open Access Transmission Tariffs that require entities to hold meetings in-person and to provide or obtain notarized documents.

Gas Safety
In March 2020, the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) issued a notice staying enforcement of certain federal operator qualification, control room management and drug testing requirements during the COVID-19 pandemic. The notice also announced that PHMSA would exercise discretion in its overall enforcement of other parts of the pipeline safety regulations. The NYSPSC also provided guidance that it was staying enforcement of many of the same pipeline safety requirements identified in the March 2020 PHMSA notice.

In April 2020, the NYSPSC issued an order that extended the deadlines to complete certain gas inspections by all New York gas utilities, including CECONY and O&R, from April 1, 2020 to August 1, 2020.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At March 31, 2020, the Utilities had not accrued a liability related to this matter.

In March 2018, Winter Storms Riley and Quinn caused damage to the Utilities’ electric distribution systems and interrupted service to approximately 209,000 CECONY customers, 93,000 O&R customers and 44,000 RECO customers. At March 31, 2020, CECONY's costs related to March 2018 storms, including Riley and Quinn, amounted to $134 million, including operation and maintenance expenses reflected in its electric rate plan ($15 million), operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan ($84 million), capital expenditures ($29 million) and removal costs ($6 million). At March 31, 2020, O&R and RECO costs related to 2018 storms amounted to $43 million and $17 million, respectively, most of which were deferred as regulatory assets pursuant to their electric rate plans. In January 2019, O&R began recovering its deferred storm costs over a six-year period in accordance with its New York electric rate plan. In February 2020, RECO began recovering its deferred storm costs over a four-year period in accordance with its New Jersey electric rate plan. The NYSPSC investigated the preparation and response to the storms by CECONY, O&R, and other New York electric utilities, including all aspects of their emergency response plans. In April 2019, following the issuance of a NYSPSC staff report on the investigation, the NYSPSC ordered the utilities to show cause why the NYSPSC should not commence a penalty action against them for violating their emergency response plans. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At March 31, 2020, the Utilities had not accrued a liability related to this matter.

In July 2018, the NYSPSC commenced an investigation into the rupture of a CECONY steam main located on Fifth Avenue and 21st Street in Manhattan. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of buildings and streets for various periods. The NYSPSC has commenced an investigation. As of March 31, 2020, with respect to the incident, the company incurred operating costs of $17 million for property damage, clean-up and other response costs and invested $9 million in capital and retirement costs. The company is unable to estimate the amount or range of its possible loss related to the incident. At March 31, 2020, the company had not accrued a liability related to the incident.

In March 2019, the NYSPSC ordered CECONY to show cause why the NYSPSC should not commence a penalty action and prudence proceeding against CECONY for alleged violations of gas operator qualification, performance, and inspection requirements. At December 31, 2019, the company had an accrued regulatory liability related to this matter of $10 million, and at March 31, 2020, the company accrued an additional regulatory liability of $5 million. In April 2020, the NYSPSC approved a $15 million settlement agreement for the benefit of CECONY’s gas customers between CECONY and NYSPSC staff related to this matter.

On July 13, 2019, electric service was interrupted to approximately 72,000 CECONY customers on the west side of Manhattan. The NYSPSC and the Northeast Power Coordinating Council, a regional reliability entity, are investigating the July 13, 2019 power outage. Pursuant to the major outage reliability performance provisions of its electric rate plan, as a result of the July 13, 2019 power outage, the company recorded a $5 million negative revenue adjustment. The NYSPSC is also investigating other CECONY power outages that occurred in July 2019, primarily in the Flatbush area of Brooklyn. Primarily due to these outages, pursuant to the rate plan’s annual non-network outage frequency and non-network outage duration reliability performance provisions, the company recorded a $10 million negative revenue adjustment at December 31, 2019. The company is unable to estimate the amount or range of its possible additional loss related to these power outages.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at March 31, 2020 and December 31, 2019 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Regulatory assets
Unrecognized pension and other postretirement costs	$2,246	$2,541	$2,113	$2,403
Environmental remediation costs	735	732	652	647
Revenue taxes	333	321	318	308
Property tax reconciliation	229	219	222	210
MTA power reliability deferral	224	248	224	248
Pension and other postretirement benefits deferrals	197	71	169	47
Deferred derivative losses	128	83	118	76
System peak reduction and energy efficiency programs	115	131	114	130
Municipal infrastructure support costs	78	75	78	75
Deferred storm costs	73	77	—	—
Brooklyn Queens demand management program	39	39	39	39
Meadowlands heater odorization project	34	35	34	35
Unamortized loss on reacquired debt	26	28	24	26
Recoverable REV demonstration project costs	23	21	20	19
Preferred stock redemption	22	22	22	22
Gate station upgrade project	19	19	19	19
Non-wire alternative projects	14	14	14	14
Workers’ compensation	2	3	2	3
Other	195	180	183	166
Regulatory assets – noncurrent	4,732	4,859	4,365	4,487
Deferred derivative losses	142	128	125	113
Recoverable energy costs	1	—	—	—
Regulatory assets – current	143	128	125	113
Total Regulatory Assets	$4,875	$4,987	$4,490	$4,600
Regulatory liabilities
Future income tax	$2,374	$2,426	$2,224	$2,275
Allowance for cost of removal less salvage	1,007	989	859	843
TCJA net benefits*	421	471	407	454
Net proceeds from sale of property	166	173	166	173
Energy efficiency portfolio standard unencumbered funds	120	122	117	118
Net unbilled revenue deferrals	95	199	95	199
Pension and other postretirement benefit deferrals	65	75	35	46
System benefit charge carrying charge	53	48	47	44
Property tax refunds	41	45	41	45
Unrecognized other postretirement costs	37	9	3	—
BQDM and REV Demo reconciliations	27	27	25	26
Settlement of gas proceedings	24	10	24	10
Sales and use tax refunds	19	8	19	8
Earnings sharing - electric, gas and steam	18	22	10	15
Settlement of prudence proceeding	7	8	7	8
Other	215	195	183	163
Regulatory liabilities – noncurrent	4,689	4,827	4,262	4,427
Refundable energy costs	68	44	38	12
Deferred derivative gains	33	34	33	34
Revenue decoupling mechanism	22	24	22	17
Regulatory liabilities – current	123	102	93	63
Total Regulatory Liabilities	$4,812	$4,929	$4,355	$4,490
* See "Other Regulatory Matters," above.

Note C – Capitalization
In January 2020, Con Edison issued 1,050,000 shares of its common stock for $88 million upon physical settlement of the remaining shares subject to its May 2019 forward sale agreement.

In March 2020, CECONY issued $600 million aggregate principal amount of 3.35 percent debentures, due 2030 and $1,000 million aggregate principal amount of 3.95 percent debentures, due 2050.

The carrying amounts and fair values of long-term debt at March 31, 2020 and December 31, 2019 were:

(Millions of Dollars)	2020		2019
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$21,516	$23,381	$19,973	$22,738
CECONY	$16,544	$18,299	$14,964	$17,505

(a)
Amounts shown are net of unamortized debt expense and unamortized debt discount of $197 million and $170 million for Con Edison and CECONY, respectively, as of March 31, 2020 and $178 million and $151 million for Con Edison and CECONY, respectively, as of December 31, 2019.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at March 31, 2020 are classified as Level 2 (see Note N).

As a result of the January 2019 PG&E bankruptcy (see "Long-Lived and Intangible Assets" in Note A), during the first quarter of 2019, Con Edison reclassified on its consolidated balance sheet the PG&E-related non-recourse project debt that was included in long-term debt to long-term debt due within one year. At March 31, 2020 and December 31, 2019, long-term debt due within one year included $980 million and $1,001 million of PG&E-related project debt, respectively. The lenders for the PG&E-related project debt may, upon written notice, declare principal and interest on the PG&E-related project debt to be due and payable immediately and, if such amounts are not timely paid, foreclose on the related projects. The company is seeking to negotiate agreements with the PG&E-related project debt lenders pursuant to which the lenders would defer exercising these remedies.

Note D – Short-Term Borrowing
At March 31, 2020, Con Edison had $1,208 million of commercial paper outstanding of which $597 million was outstanding under CECONY’s program. The weighted average interest rate at March 31, 2020 was 3.5 percent for both Con Edison and CECONY. At December 31, 2019, Con Edison had $1,692 million of commercial paper outstanding of which $1,137 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2019 was 2.0 percent for both Con Edison and CECONY.

At March 31, 2020 and December 31, 2019, no loans were outstanding under the Companies' December 2016 credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of March 31, 2020 and December 31, 2019.

In April 2020, Con Edison entered into a credit agreement (the Supplemental Credit Agreement) under which banks are committed to provide loans, on a revolving credit basis until July 2, 2020, with an option, subject to certain conditions, for Con Edison to convert all loans outstanding on July 2, 2020 into a 270-day term loan. The banks committed to provide an aggregate amount of up to $750 million of credit. Subject to certain conditions, Con Edison and one or more banks may increase by up to $250 million the aggregate principal amount of loans available under the Supplemental Credit Agreement. Subject to certain exceptions, the commitments and loans under the Supplemental Credit Agreement are subject to mandatory termination and prepayment with the net cash proceeds of debt or equity issuances by Con Edison or its non-regulated subsidiaries. Con Edison intends to use the Supplemental Credit Agreement as additional liquidity and for other general corporate purposes. Con Edison has not entered into any loans under the Supplemental Credit Agreement.

The banks’ commitments under the Supplemental Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by Con Edison, the banks may terminate their commitments and declare the loans outstanding under the Supplemental Credit Agreement immediately due and payable. Events of Default include Con Edison exceeding at any time a ratio of consolidated debt to consolidated total capital of 0.65 to 1; having liens on its assets in an aggregate amount exceeding five percent of its consolidated total capital, subject to certain exceptions; Con Edison or any of its subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Service cost – including administrative expenses	$73	$62	$69	$58
Interest cost on projected benefit obligation	137	150	129	141
Expected return on plan assets	(258)	(247)	(245)	(234)
Recognition of net actuarial loss	175	130	165	123
Recognition of prior service cost/(credit)	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST	$123	$91	$113	$83
Cost capitalized	(31)	(26)	(29)	(24)
Reconciliation to rate level	(64)	(5)	(62)	(4)
Total expense recognized	$28	$60	$22	$55

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

Expected Contributions
Based on estimates as of March 31, 2020, Con Edison and CECONY expect to make contributions to the pension plans during 2020 of $474 million (of which $434 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first three months of 2020, the Companies contributed $4 million to the pension plans, nearly all of which was contributed by CECONY.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Service cost	$5	$4	$4	$3
Interest cost on accumulated other postretirement benefit obligation	9	11	8	9
Expected return on plan assets	(16)	(16)	(14)	(14)
Recognition of net actuarial loss/(gain)	27	(2)	27	(2)
Recognition of prior service credit	(1)	(1)	(1)	—
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$24	$(4)	$24	$(4)
Cost capitalized	(2)	(2)	(1)	(2)
Reconciliation to rate level	(22)	3	(24)	2
Total credit recognized	$—	$(3)	$(1)	$(4)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Expected Contributions
Based on estimates as of March 31, 2020, Con Edison and CECONY expect to make a contribution of $3 million (all of which is to be made by CECONY) to the other postretirement benefit plans in 2020. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2020 and December 31, 2019 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Accrued Liabilities:
Manufactured gas plant sites	$636	$640	$557	$561
Other Superfund Sites	101	94	100	93
Total	$737	$734	$657	$654
Regulatory assets	$735	$732	$652	$647

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
Environmental remediation costs incurred related to Superfund Sites for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Remediation costs incurred	$5	$3	$5	$2

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three months ended March 31, 2020 and 2019.
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At March 31, 2020, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at March 31, 2020 and December 31, 2019 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$77	$78	$72	$73
Regulatory assets – workers’ compensation	$2	$3	$2	$3

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At March 31, 2020, the company had not accrued a liability for damages related to the incident.

Other Contingencies
For information about the PG&E bankruptcy, see "Long-Lived and Intangible Assets" in Note A and Note C. Also, for additional contingencies, see "Other Regulatory Matters" in Note B and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements totaled $1,913 million and $1,831 million at March 31, 2020 and December 31, 2019, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these agreements at March 31, 2020 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$362	$186	$—	$548
Energy transactions	432	30	209	671
Renewable electric production projects	218	9	397	624
Other	70	—	—	70
Total	$1,082	$225	$606	$1,913

Con Edison Transmission — Con Edison has guaranteed payment by CET Electric of the contributions CET Electric agreed to make to New York Transco LLC (NY Transco). CET Electric owns a 45.7 percent interest in NY Transco. In April 2019, the New York Independent System Operator (NYISO) selected a transmission project that was jointly proposed by National Grid and NY Transco. The siting, construction and operation of the project will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. The NYISO indicated it will work with the developers to enter into agreements for the development and operation of the projects, including a schedule for entry into service by December 2023. Guarantee amounts shown includes the maximum possible required amount of CET Electric’s contributions for this project as calculated based on the assumptions that the project is completed at 175 percent of its estimated costs and NY Transco does not use any debt financing for the project.
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
Renewable Electric Production Projects — Con Edison and the Clean Energy Businesses guarantee payments on behalf of their wholly-owned subsidiaries associated with their investment in, or development for others of, solar and wind energy facilities.
Other — Other guarantees include $70 million in guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with operation of solar energy facilities and energy service projects of the Clean Energy Businesses.

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020 and 2019 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Operating lease cost	$21	$21	$16	$16
Operating lease cash flows	$11	$8	$4	$4

As of March 31, 2020, assets recorded as finance leases were $1 million for Con Edison and an immaterial amount for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $3 million and $1 million, respectively. As of December 31, 2019, assets recorded as finance leases were $1 million for Con Edison and an immaterial amount for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $5 million and $3 million, respectively.

For the three months ended March 31, 2020 and 2019, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for lease obligations were immaterial for Con Edison and CECONY for the three months ended March 31, 2020 and 2019.

Other information related to leases for Con Edison and CECONY at March 31, 2020 and December 31, 2019 were as follows:

	Con Edison		CECONY
	2020	2019	2020	2019
Weighted Average Remaining Lease Term:
Operating leases	19.5 years	19.8 years	13.8 years	14.0 years
Finance leases	13.1 years	12.2 years	2.5 years	2.4 years
Weighted Average Discount Rate:
Operating leases	4.3%	4.3%	3.6%	3.6%
Finance leases	3.2%	3.5%	3.5%	4.1%

Future minimum lease payments under non-cancellable leases at March 31, 2020 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending March 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2021	$77	$—	$59	$—
2022	74	—	56	—
2023	72	—	54	—
2024	72	—	54	—
2025	72	—	55	—
All years thereafter	983	1	499	—
Total future minimum lease payments	$1,350	$1	$777	$—
Less: imputed interest	(474)	—	(170)	—
Total	$876	$1	$607	$—
Reported as of March 31, 2020
Operating lease liabilities (current)	$77	$—	$59	$—
Operating lease liabilities (noncurrent)	799	—	548	—
Other noncurrent liabilities	—	1	—	—
Total	$876	$1	$607	$—

At March 31, 2020, the Companies did not have material obligations under operating or finance leases that had not yet commenced.

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three months ended March 31, 2020 and 2019.

Note J – Income Tax
In response to the economic impacts of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of net operating losses (NOLs) for tax years 2018, 2019 and 2020, removing the 80 percent limitation when applying the NOLs to carryback years, increasing the 30 percent limitation on interest deductibility to 50 percent of adjusted taxable income for tax years 2019 and 2020, and provides for certain employment tax credits and refunds for eligible employers.

Under the CARES Act, Con Edison will carryback its $29 million NOL from tax year 2018 to tax year 2013 generating a $2.5 million net tax refund for which a tax receivable was established at March 31, 2020. In addition, Con Edison recognized a discrete income tax benefit of $4 million in the first quarter of 2020, due to the higher federal statutory tax rate in 2013. The 2018 federal NOL was recorded at 21 percent and will be carried back to tax year 2013, which had a 35 percent federal statutory tax rate. This tax benefit was primarily recognized at the Clean Energy Businesses.

Con Edison’s income tax expense decreased to $55 million for the three months ended March 31, 2020 from $108 million for the three months ended March 31, 2019. The decrease in income tax expense is primarily due to lower income before income tax expense (excluding income attributable to noncontrolling interest (see Note O)), lower state income taxes, an increase in the amortization of excess deferred federal income taxes due to CECONY’s new rate plan beginning in the first quarter of 2020, and a $4 million income tax benefit due to the ability to carryback a net operating loss (NOL) from the 2018 tax year to the 2013 tax year as allowed under the CARES Act.

CECONY’s income tax expense decreased to $95 million for the three months ended March 31, 2020 from $124 million for the three months ended March 31, 2019. The decrease in income tax expense is primarily due to lower income before income tax expense and an increase in the amortization of excess deferred federal income taxes due to CECONY’s new rate plan beginning in the first quarter of 2020, offset, in part, by higher state income taxes.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended March 31, 2020 and 2019 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2020	2019	2020	2019
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax	4	4	5	5
Taxes attributable to non-controlling interest	(1)	(1)	—	—
Cost of removal	2	1	2	1
Other plant-related items	(1)	—	(1)	—
Renewable energy credits	(2)	(1)	—	—
CARES Act NOL carryback	(1)	—	—	—
Amortization of excess deferred federal income taxes	(9)	(3)	(8)	(3)
Other	(1)	(1)	—	(1)
Effective tax rate	12%	20%	19%	23%

CECONY deferred as regulatory liabilities its estimated net benefits for its electric service under the TCJA for the three months ended March 31, 2019. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes the utilities collected from customers that will not need to be paid to the Internal Revenue Service under the TCJA. See “Other Regulatory Matters” in Note B.

Under CECONY’s new electric rate plan that began in the first quarter of 2020, the deferral of its net benefits for its electric service ceased and is included in its new rates. Additionally, the amortization of the unprotected excess deferred federal income taxes for its electric and gas services is being amortized over a five-year period, which increased the tax benefit in the first quarter of 2020.

Uncertain Tax Positions
At March 31, 2020, the estimated liability for uncertain tax positions for Con Edison was $13 million ($3 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $10 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is approximately $1 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $13 million ($12 million, net of federal taxes) with $3 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the three months ended March 31, 2020, the Companies recognized an immaterial amount of interest expense and penalties for uncertain tax positions in their consolidated income statements. At March 31, 2020 and December 31, 2019, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three months ended March 31, 2020 and 2019, revenue from contracts with customers as defined in Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2019
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$1,732		$38	$1,770	$1,714		$83	$1,797
Gas	833		1	834	910		11	921
Steam	245		5	250	317		4	321
Total CECONY	$2,810		$44	$2,854	$2,941		$98	$3,039
O&R
Electric	128		8	136	143		2	145
Gas	93		4	97	114		(1)	113
Total O&R	$221		$12	$233	$257		$1	$258
Clean Energy Businesses
Renewables	114	(b)	—	114	106	(b)	—	106
Energy services	11		—	11	23		—	23
Other	—		21	21	—		88	88
Total Clean Energy Businesses	$125		$21	$146	$129		$88	$217
Con Edison Transmission	1		—	1	1		—	1
Other (c)	—		—	—	—		(1)	(1)
Total Con Edison	$3,157		$77	$3,234	$3,328		$186	$3,514
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the totals for Renewables revenue at the Clean Energy Businesses is $3 million and $2 million for the three months ended March 31, 2020 and 2019, respectively, of revenue related to engineering, procurement and construction services.

(c)	Parent company and consolidation adjustments.

	2020			2019
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$29	$17		$29	$20
Additions (c)	14	—		24	—
Subtractions (c)	18	1	(d)	15	1	(d)
Ending balance as of March 31,	$25	$16		$38	$19

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

(d)	Of the subtractions from unearned revenue, $1 million was included in the balances as of January 1, 2020 and 2019.

As of March 31, 2020, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services is $74 million, of which $38 million will be recognized within the next two years, and the remaining $36 million will be recognized pursuant to long-term service and maintenance agreements.

In March 2020, the Utilities began suspending new late payment charges and certain other fees for all customers. The amount of these charges that was not collected for the three months ended March 31, 2020 was $3 million for Con Edison and CECONY. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. See "COVID-19 Regulatory Matters" in Note B.

Note L – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019
CECONY
Electric	$1,770	$1,797	$4	$4	$297	$257	$282	$257
Gas	834	921	2	2	71	55	369	344
Steam	250	321	19	18	22	22	91	125
Consolidation adjustments	—	—	(25)	(24)	—	—	—	—
Total CECONY	$2,854	$3,039	$—	$—	$390	$334	$742	$726
O&R
Electric	$136	$145	$—	$—	$16	$15	$14	$16
Gas	97	113	—	—	6	6	41	38
Total O&R	$233	$258	$—	$—	$22	$21	$55	$54
Clean Energy Businesses	$146	$217	$—	$—	$57	$58	$14	$11
Con Edison Transmission	1	1	—	—	1	—	(2)	(2)
Other (a)	—	(1)	—	—	—	—	(1)	(3)
Total Con Edison	$3,234	$3,514	$—	$—	$470	$413	$808	$786
(a) Parent company and consolidation adjustments. Other does not represent a business segment.

Note M – Derivative Instruments and Hedging Activities
Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. These are economic hedges, for which the Utilities and the Clean Energy Business do not elect hedge accounting. The Clean Energy Businesses use interest rate swaps to manage the risks associated with interest rates related to outstanding and expected future debt issuances and borrowings. Derivatives are recognized on the consolidated balance sheet at fair value (see Note N), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules.

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at March 31, 2020 and December 31, 2019 were:

(Millions of Dollars)	2020				2019
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$61	$(4)	$57	(b)	$60	$(3)	$57	(b)
Noncurrent	17	(9)	8		19	(13)	6	(d)
Total fair value of derivative assets	$78	$(13)	$65		$79	$(16)	$63
Fair value of derivative liabilities
Current	$(167)	$14	$(153)	(c)	$(140)	$17	$(123)	(d)
Noncurrent	(241)	13	(228)	(c)	(122)	16	(106)	(d)
Total fair value of derivative liabilities	$(408)	$27	$(381)		$(262)	$33	$(229)
Net fair value derivative assets/(liabilities)	$(330)	$14	$(316)		$(183)	$17	$(166)
CECONY
Fair value of derivative assets
Current	$44	$(14)	$30	(b)	$39	$(6)	$33	(b)
Noncurrent	16	(8)	8		17	(12)	5
Total fair value of derivative assets	$60	$(22)	$38		$56	$(18)	$38
Fair value of derivative liabilities
Current	$(123)	$24	$(99)		$(100)	$19	$(81)
Noncurrent	(122)	9	(113)		(80)	16	(64)
Total fair value of derivative liabilities	$(245)	$33	$(212)		$(180)	$35	$(145)
Net fair value derivative assets/(liabilities)	$(185)	$11	$(174)		$(124)	$17	$(107)

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

(b)
At March 31, 2020 and December 31, 2019, margin deposits for Con Edison ($8 million and $9 million, respectively) and CECONY ($7 million and $8 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)
Includes amounts for interest rate swaps of $(17) million in current liabilities and $(109) million in noncurrent liabilities. At March 31, 2020, the Clean Energy Businesses had interest rate swaps with notional amounts of $910 million. The expiration dates of the swaps range from 2024-2041.

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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2020 and 2019:

		For the Three Months Ended March 31,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2020	2019	2020	2019
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(1)	$5	$(1)	$3
Noncurrent	Deferred derivative gains	3	(6)	3	(5)
Total deferred gains/(losses)		$2	$(1)	$2	$(2)
Current	Deferred derivative losses	$(14)	$(3)	$(12)	$—
Current	Recoverable energy costs	(96)	(18)	(86)	(14)
Noncurrent	Deferred derivative losses	(45)	(26)	(42)	(26)
Total deferred gains/(losses)		$(155)	$(47)	$(140)	$(40)
Net deferred gains/(losses)		$(153)	$(48)	$(138)	$(42)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$(2)	$(3)	$—	$—
	Non-utility revenue	5	9	—	—
	Other operations and maintenance expense	(7)	2	(7)	2
	Other interest expense	(86)	(9)	—
Total pre-tax gains/(losses) recognized in income		$(90)	$(1)	$(7)	$2

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at March 31, 2020:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	21,682,575	26,614	260,204,579	10,752,000
CECONY	19,582,075	21,900	241,100,000	10,752,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

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
At March 31, 2020, Con Edison and CECONY had $120 million and $7 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $47 million with independent system operators, $36 million with non-investment grade/non-rated counterparties, $28 million with investment-grade counterparties and $9 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $7 million with commodity exchange brokers and an immaterial amount with non-investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at March 31, 2020:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$232		$210
Collateral posted	134		128
Additional collateral (b) (downgrade one level from current ratings)	39		31
Additional collateral (b) (downgrade to below investment grade from current ratings)	123	(c)	102	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post an immaterial amount of additional collateral at March 31, 2020. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At March 31, 2020, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $32 million.

Note N – Fair Value Measurements
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
The accounting rules for fair value measurements and disclosures established a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The rules require that assets and liabilities be classified in their entirety based on the level of input that is significant to the fair value measurement. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability and may affect the valuation of the asset or liability and their placement within the fair value hierarchy. The Companies classify fair value balances based on the fair value hierarchy defined by the accounting rules for fair value measurements and disclosures as follows:

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are summarized below.

	2020					2019
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$8	$64	$2	$(1)	$73	$4	$61	$2	$4	$71
Interest rate swaps (a)(b)(c)	—	—	—	—	—	—	1	—	—	1
Other (a)(b)(d)	308	125	—	—	433	353	125	—	—	478
Total assets	$316	$189	$2	$(1)	$506	$357	$187	$2	$4	$550
Derivative liabilities:
Commodity (a)(b)(c)	$18	$245	$15	$(23)	$255	$18	$174	$18	$(22)	$188
Interest rate swaps (a)(b)(c)	—	126	—	—	126	—	41	—	—	41
Total liabilities	$18	$371	$15	$(23)	$381	$18	$215	$18	$(22)	$229
CECONY
Derivative assets:
Commodity (a)(b)(c)	$6	$49	$1	$(11)	$45	$3	$42	$1	$—	$46
Other (a)(b)(d)	289	119	—	—	408	333	119	—	—	452
Total assets	$295	$168	$1	$(11)	$453	$336	$161	$1	$—	$498
Derivative liabilities:
Commodity (a)(b)(c)	$16	$218	$7	$(29)	$212	$15	$147	$7	$(24)	$145

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had no transfers between levels 1, 2, and 3 during the three months ended March 31, 2020. Con Edison and CECONY had $24 million and $22 million of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2019 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2019 to less than three years as of December 31, 2019.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2020 and December 31, 2019, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

	Fair Value of Level 3 at March 31, 2020	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(14)	Discounted Cash Flow	Forward capacity prices (a)	$0.10-$8.75 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(2.40)-$3.50 per MWh
Total Con Edison—Commodity	$(13)
CECONY – Commodity
Electricity	$(7)	Discounted Cash Flow	Forward capacity prices (a)	$0.36-$8.75 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.13-$2.10 per MWh
Total CECONY—Commodity	$(6)

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2020 and 2019 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Beginning balance as of January 1,	$(16)	$(13)	$(6)	$(2)
Included in earnings	(5)	(4)	(2)	—
Included in regulatory assets and liabilities	1	(5)	—	(3)
Settlements	7	3	2	—
Ending balance as of March 31,	$(13)	$(19)	$(6)	$(5)

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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($1 million gain and $1 million loss) and purchased power costs (immaterial for both periods) on the consolidated income statement for the three months ended March 31, 2020 and 2019, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at March 31, 2020 and 2019 is included in non-utility revenues ($1 million gain and $1 million loss) and purchased power costs (immaterial for both periods) on the consolidated income statement for the three months ended March 31, 2020 and 2019, respectively.

Note O – Variable Interest Entities
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

Clean Energy Businesses
In September 2019, the Clean Energy Businesses, which previously owned an 80 percent membership interest in OCI Solar San Antonio 4 LLC (Texas Solar 4), acquired the remaining 20 percent interest. As a result of the acquisition, Texas Solar 4 is a consolidated entity. Prior to the acquisition, Con Edison had a variable interest in Texas Solar 4, as to which Con Edison was the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 was held by the Clean Energy Businesses. Texas Solar 4 owns a project company that developed a 40 MW (AC) solar electric production project. Electricity generated by the project is sold pursuant to a long-term power purchase agreement. Con Edison's earnings from Texas Solar 4 for the three months ended March 31, 2019 were immaterial.

In December 2018, the Clean Energy Businesses completed its acquisition of Sempra Solar Holdings, LLC. Included in the acquisition were certain operating projects (Tax Equity Projects) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects are consolidated entities in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects is held by the Clean Energy Businesses. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements. For the three months ended March 31, 2020, the hypothetical liquidation at book value (HLBV) method of accounting for the Tax Equity Projects resulted in $17 million of income ($13 million, after tax) for the tax equity investor and a $14 million loss ($10 million, after tax) for Con Edison. For the three months ended March 31, 2019, the HLBV method of accounting for the Tax Equity Projects resulted in $21 million of income ($16 million, after tax) for the tax equity investor and a $19 million loss ($14 million, after tax) for Con Edison.

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

At March 31, 2020 and December 31, 2019, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)
(Millions of Dollars)	2020	2019	2020	2019
Non-utility property, less accumulated depreciation (f)(g)	$291	$293	$456	$461
Other assets	41	40	181	128
Total assets (a)	$332	$333	$637	$589
Other liabilities	16	17	67	18
Total liabilities (b)	$16	$17	$67	$18

(a)	The assets of the Tax Equity Projects represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.

(b)	The liabilities of the Tax Equity Projects represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.

(c)	Con Edison did not provide any financial or other support during the year that was not previously contractually required.

(d)
Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $66 million and $62 million at March 31, 2020 and December 31, 2019, respectively.

(e)
Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $137 million and $126 million at March 31, 2020 and December 31, 2019, respectively.

(f)	Non-utility property is reduced by accumulated depreciation of $11 million for Great Valley Solar and $19 million for Copper Mountain - Mesquite Solar at March 31, 2020.

(g)	Non-utility property is reduced by accumulated depreciation of $9 million for Great Valley Solar and $15 million for Copper Mountain - Mesquite Solar at December 31, 2019.

Note P – New Financial Accounting Standards
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The United Kingdom’s Financial Conduct Authority has announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (“LIBOR”), a benchmark interest rate referenced in a variety of agreements, after 2021. ASU 2020-04 provides entities with optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance is applied prospectively from any date beginning March 12, 2020. The optional relief is temporary and generally cannot be applied to contract modifications and hedging relationships entered into or evaluated after, December 31, 2022. The Companies do not expect the new guidance to have a material impact on their financial position, results of operations or liquidity.

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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2019 (File Nos. 1-14514 and 1-1217, the Form 10-K).

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

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 18,194 MMlb of steam annually to approximately 1,584 customers in parts of Manhattan.

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

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC (NY Transco), which owns and has been selected to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC, a joint venture that owns and operates an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation, which owns and operates a gas storage facility in upstate New York. In addition, CET Gas owns a 12.25 percent interest (that is expected to be reduced to approximately 10 percent based on the current project cost estimate) in Mountain Valley Pipeline LLC, a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended March 31, 2020				At March 31, 2020
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,854	88%	$406	108%	$47,568	80%
O&R	233	7	31	8	3,027	5
Total Utilities	3,087	95	437	116	50,595	85
Clean Energy Businesses (a)	146	5	(82)	(22)	6,547	11
Con Edison Transmission	1	—	14	4	1,631	3
Other (b)	—	—	6	2	386	1
Total Con Edison	$3,234	100%	$375	100%	$59,159	100%

(a)
Net income for common stock from the Clean Energy Businesses for the three months ended March 31, 2020 includes $(63) million of net after-tax mark-to-market losses and reflects $13 million (after-tax) of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note O to the First Quarter Financial Statements.

(b)	Other includes parent company and consolidation adjustments.

Coronavirus Disease 2019 (COVID-19) Impacts
The Companies are responding to the Coronavirus Disease 2019 (COVID-19) global pandemic by taking steps to mitigate the potential risks posed to employees, customers and other stakeholders by its spread. The Companies have mobilized a pandemic planning team and an incident command system structure. The Companies have taken precautions with regard to employee and facility hygiene, such as performing a temperature check on employees arriving at critical locations, cleaning and disinfecting all work and common areas, separating crews into multiple vehicles, promoting social distancing, imposing travel limitations on employees and directing employees to work remotely whenever possible. Employees who test positive for COVID-19 remain home from work and are closely evaluated to determine if any other employees may have had close, prolonged contact that would require other employees to quarantine at home and, following the Centers for Disease Control and Prevention guidelines, sick or quarantined employees return to work when they can safely do so. In addition, critical operators of the bulk power system have been sequestered in order to limit their exposure to COVID-19. The Utilities have continued to provide critical electric, gas and steam service to customers during the pandemic, and additional protocols have been implemented for required work at customer premises to protect employees, customers and the public.

Below is additional information related to the effects of the COVID-19 pandemic and the Companies’ actions.

New York State Regulation
In March 2020, New York State Governor Cuomo declared a State disaster emergency for the State of New York. Since that declaration, the NYSPSC and the Utilities have taken actions to mitigate the impact of the COVID-19 pandemic on the Utilities, their customers and other stakeholders. New York State has designated utilities, including CECONY and O&R, as essential businesses that may continue their work. The Utilities have modified or suspended certain work in the state. See "COVID-19 Regulatory Matters" in Note B to the First Quarter Financial Statements.

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. Historically, these fees have amounted to approximately $6 million and $0.4 million per month for CECONY and O&R, respectively. The suspension of these fees is expected to result in a reduction in revenues during the suspension period, the length of which has not yet been determined. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. All customer walk-in centers have been closed to the public and in-person investigations of billing issues at customer residences and businesses have been suspended. In April 2020, the NYSPSC also suspended certain interconnection payment deadlines to mitigate the impact of the COVID-19 pandemic on developers of distributed renewable generation and energy storage. See "COVID-19 Regulatory Matters" in Note B and Note K to the First Quarter Financial Statements.

Also in March 2020, the Utilities requested and the NYSPSC granted extensions until July 31, 2020 to file their 2019 Earnings Adjustment Mechanisms (EAMs) reports, which would delay the start of collection of earned EAM incentives of approximately $46 million and $3 million for CECONY and O&R, respectively, from the twelve-month period beginning June 2020 until the twelve-month period beginning September 2020. See "COVID-19 Regulatory Matters" in Note B and Note K to the First Quarter Financial Statements.

The Utilities’ rate plans have revenue decoupling mechanisms in their New York electric and gas businesses that reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC. See "COVID-19 Regulatory Matters" in Note B to the First Quarter Financial Statements and “Liquidity and Financing,” below.

New Jersey State Regulation
In March 2020, New Jersey Governor Murphy declared a Public Health Emergency and State of Emergency for the State of New Jersey. Since that declaration, the NJBPU and RECO have taken actions to mitigate the impact of the COVID-19 pandemic on RECO, its customers and other stakeholders. New Jersey has designated utilities, including RECO, as essential businesses that may continue their work. RECO has modified or suspended certain work in the state. RECO has also suspended late payment charges, terminations for non-payment, and no access fees during the COVID-19 pandemic. The suspension of these fees is not expected to be material. See "COVID-19 Regulatory Matters" in Note B and Note K to the First Quarter Financial Statements.

Federal Regulation
In March 2020, the North American Electric Reliability Corporation (NERC) issued guidance that the effects of the COVID-19 pandemic will be considered an acceptable basis for non-compliance with certain NERC Reliability Standards requirements that would have required action between March 1, 2020 and July 31, 2020. In addition, it suspended on-site NERC compliance audits until at least July 31, 2020.

Also in March 2020, FERC announced several actions to ease regulatory obligations in response to the COVID-19 pandemic. These include postponement of certain filing deadlines and the suspension of all audit site visits and investigative testimony.

In April 2020, FERC announced it would expeditiously review and act on requests for relief in response to the COVID-19 pandemic, give priority to processing filings that contribute to the business continuity of regulated entities’ energy infrastructure and will exercise prosecutorial discretion when addressing events arising during the emergency period. FERC also approved a blanket waiver of requirements in Open Access Transmission Tariffs that require entities to hold meetings in-person and to provide or obtain notarized documents. See "COVID-19 Regulatory Matters" in Note B” to the First Quarter Financial Statements.

Gas Safety
In March 2020, the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) issued a notice staying enforcement of certain federal operator qualification, control room management and drug testing requirements during the COVID-19 pandemic. The notice also announced that PHMSA would exercise discretion in its overall enforcement of other parts of the pipeline safety regulations. The NYSPSC also provided guidance that it was staying enforcement of many of the same pipeline safety requirements identified in the March 2020 PHMSA notice.

In April 2020, the NYSPSC issued an order that extended the deadlines to complete certain gas inspections by all New York gas utilities, including CECONY and O&R, from April 1, 2020 to August 1, 2020. See "COVID-19 Regulatory Matters" in Note B to the First Quarter Financial Statements.

Impact of CARES Act on Accounting for Income Taxes
In response to the economic impacts of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act became law on March 27, 2020. The CARES Act has several key business tax relief measures that may present potential cash benefits and/or refund opportunities for Con Edison and its subsidiaries, including permitting a five-year carryback of a net operating loss (NOL) for tax years 2018, 2019 and 2020, temporary removal of the 80 percent limitation of NOL carryforwards against taxable income for tax years before 2021, temporary relaxation of the limitations on interest deductions, employee retention tax credits and defer payments of employer payroll taxes.

Con Edison will carryback its NOL of $29 million from 2018 back to 2013. This will allow Con Edison, mostly at the Clean Energy Businesses, to receive a $2.5 million cash refund and to recognize an income tax benefit of $4 million in March 2020, due to the higher federal tax rate in 2013. See Note J to the First Quarter Financial Statements. Con Edison and its subsidiaries are not expecting to have a federal NOL in tax years 2019 or 2020.

Con Edison and its subsidiaries expect to benefit by the increase in the percentage for calculating the limitation on the interest expense deduction from 30 percent of Adjusted Taxable Income (ATI) to 50 percent of ATI in 2019 and 2020, which may allow the Companies to deduct 100 percent of interest expense.

The Companies qualify for an employee retention tax credit created under the CARES Act for "eligible employers" related to a portion of its workforce that cannot perform their regular jobs due to the COVID-19 pandemic but that the Companies continue to pay.

The CARES Act also allows employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020 through December 31, 2020. The Companies intend to defer the payment of employer payroll taxes for the period April 1, 2020 through December 31, 2020 of approximately $73 million ($65 million of which is for CECONY). The Companies will repay one-half of this liability by December 31, 2021 and the other half by December 31, 2022.

Supply Chain Matters
The Utilities maintain regular communications with their supply base to minimize any potential impact to their supply chain from the COVID-19 pandemic. They have been pursuing alternatives with vendors, engaging additional vendors for newly identified supply needs, and are considering ordering additional critical supplies that may become scarce based on demand or if manufacturing facilities decrease operations.

The Clean Energy Businesses have appropriate assets available to them and currently do not anticipate constraints in completing and placing into service wind and solar projects currently under construction.

Cybersecurity
In April 2020, the United States Homeland Security Cybersecurity and Infrastructure Security Agency issued a joint alert with another agency stating that there has been a growing use of COVID-19 related themes by malicious cyber actors and the surge in teleworking has increased the use of potentially vulnerable services, amplifying the threat to individuals and organizations. The Companies, their contractors and vendors have experienced cyber threats, but none have had a material impact on the Companies. The Companies continue to closely monitor cybersecurity threats.

Accounting Considerations
As a result of the COVID-19 pandemic, both commercial and residential customers may have increased difficulty paying their utility bills, as a result of, among other factors, a decline in business, bankruptcies, layoffs and furloughs. CECONY and O&R have existing allowances for uncollectible accounts established against their customer accounts receivable balances which are reevaluated on a quarterly basis and updated accordingly. Changes to the Utilities’ reserve balances which result in write-offs of customer accounts receivable balances are not reflected in rates during the term of the current rate plans and will be addressed during a future rate proceeding. During the first quarter of 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward looking projections related to write-off and recovery rates, resulting in increases to the allowance for uncollectible accounts as detailed herein. CECONY’s and O&R’s allowances for uncollectible accounts reserve increased from $65 million and $4.6 million at December 31, 2019 to $70 million and $4.8 million at March 31, 2020, respectively. See Note A to the First Quarter Financial Statements.

The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of long-lived or intangible assets may not be recoverable at March 31, 2020. See Note A to the First Quarter Financial Statements.

Liquidity and Financing
The Companies continue to closely monitor the impacts of the COVID-19 pandemic on the financial markets including borrowing rates and daily cash collections. The Companies have been able to issue commercial paper as needed since the start of the COVID-19 pandemic in March 2020. See Note D to the First Quarter Financial Statements.

In addition, the decline in business activity in the Utilities’ service territory as a result of the COVID-19 pandemic could result in lower billed sales revenues. The Utilities’ rate plans have revenue decoupling mechanisms in their New York electric and gas businesses that reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC on a monthly basis and accumulate the deferred balances semi-annually under CECONY's electric rate plan (January through June and July through December, respectively) and annually under CECONY's gas rate plan and O&R New York's electric and gas rate plans (January through December). The difference is accrued with interest on a monthly basis for CECONY and O&R New York’s electric customers and after the annual deferral period ends for CECONY and O&R New York’s gas customers for refund to, or recovery from customers, as applicable. Generally, the refund to or recovery from customers begins August and February of each year over an ensuing six-month period for CECONY's electric customers and February of each year over an ensuing twelve-month period for CECONY's gas and O&R New York's electric and gas customers. Although these revenue decoupling mechanisms are in place, lower billed sales revenues and higher uncollectible accounts could impact liquidity at the Utilities. See Note A to the First Quarter Financial Statements and "COVID-19 Regulatory Matters" in Note B to the First Quarter Financial Statements.

In April 2020, in order to prepare for any potential limitations on access to external capital resulting from the COVID-19 pandemic, Con Edison entered into a $750 million credit agreement (the Supplemental Credit Agreement) under which banks are committed to provide loans, on a revolving credit basis until July 2, 2020, with an option, subject to certain conditions, for Con Edison to convert all loans outstanding on July 2, 2020 into a 270-day term loan. Con Edison has not entered into any loans under the Supplemental Credit Agreement. See Note D to the First Quarter Financial Statements.

Con Edison and the Utilities also have a $2,250 million credit agreement (Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until December 2023 ($2,200 million of commitments from December 2022). Con Edison and the Utilities have not entered into any loans under the Credit Agreement. See Note D to the First Quarter Financial Statements.

Results of Operations
Net income for common stock and earnings per share for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019	2020	2019
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share
CECONY	$406	$412	$1.22	$1.28
O&R	31	32	0.09	0.10
Clean Energy Businesses (a)	(82)	(35)	(0.24)	(0.12)
Con Edison Transmission	14	13	0.04	0.04
Other (b)	6	2	0.02	0.01
Con Edison (c)	$375	$424	$1.13	$1.31

(a)
Net income for common stock from the Clean Energy Businesses for the three months ended March 31, 2020 and 2019 includes $(63) million or $(0.18) a share and $(8) million or $(0.03) a share, respectively, of net after-tax mark-to-market losses and reflects $13 million or $0.04 a share (after-tax) and $16 million or $0.05 a share (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note O to the First Quarter Financial Statements.

(b)	Other includes parent company and consolidation adjustments.

(c)	Earnings per share on a diluted basis were $1.12 a share and $1.31 a share for the three months ended March 31, 2020 and 2019, respectively.

The following table presents the estimated effect of major factors on earnings per share and net income for common stock for the three months ended March 31, 2020 as compared with the 2019 period.

Variation for the Three Months Ended March 31, 2020 vs. 2019
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.12	$38
Reflects higher electric and gas net base revenues of $0.03 a share and $0.09 a share, respectively, due primarily to electric and gas base rate increases in January 2020 under the company's rate plans.

Weather impact on steam revenues	(0.08)	(25)	Reflects the impact of warmer winter weather in 2020.
Operations and maintenance expenses	0.21	67
Reflects lower costs for pension and other postretirement benefits of $0.18 a share, which are reconciled under the rate plans, lower stock-based compensation of $0.02 a share, and lower consultant cost of $0.01 a share, offset, in part, by a higher reserve for uncollectibles and incremental costs associated with the Coronavirus Disease 2019 (COVID-19) of $(0.02) a share.

Depreciation, property taxes and other tax matters	(0.21)	(67)	Reflects higher property taxes of $(0.08) a share and higher depreciation and amortization expense of $(0.13) a share, both of which are recoverable under the rate plans.
Other	(0.10)	(20)
Reflects primarily higher costs associated with components of pension and other postretirement benefits other than service cost of $(0.11) a share, which are reconciled under the rate plans, suspension of customers' late payment charges and certain other fees associated with COVID-19 of $(0.01) a share and the dilutive effect of Con Edison's stock issuances of $(0.03).

Total CECONY	(0.06)	(7)
O&R (a)
Changes in rate plans	0.02	6	Reflects an electric base rate increase of $0.02 a share under the company's rate plans.
Operations and maintenance expenses	(0.01)	(3)	Reflects primarily lower recoveries for workers' compensation.
Depreciation, property taxes and other tax matters	(0.01)	(2)	Reflects higher depreciation and amortization expense.
Other	(0.01)	(2)	Reflects primarily the dilutive effect of Con Edison's stock issuances.
Total O&R	(0.01)	(1)
Clean Energy Businesses
Operating revenues less energy costs	—	(2)
Operations and maintenance expenses	0.02	4	Reflects primarily lower energy services costs.
Depreciation and amortization	—	1
Net interest expense	(0.16)	(57)	Reflects primarily unrealized losses on interest rate swaps.
HLBV effects	0.01	3
Other	0.01	4	Reflects re-measurement of deferred tax assets under the Coronavirus Aid, Relief, and Economic Security Act.
Total Clean Energy Businesses	(0.12)	(47)
Con Edison Transmission	—	1
Other, including parent company expenses	0.01	4	Reflects primarily New York State combined income tax benefits.
Total Reported (GAAP basis)	$(0.18)	$(50)

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

The Companies’ other operations and maintenance expenses for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2020	2019
CECONY
Operations	$404	$398
Pensions and other postretirement benefits	(44)	33
Health care and other benefits	37	38
Regulatory fees and assessments (a)	85	114
Other	87	76
Total CECONY	569	659
O&R	74	71
Clean Energy Businesses	55	61
Con Edison Transmission	2	3
Other (b)	—	—
Total other operations and maintenance expenses	$700	$794

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three months ended March 31, 2020 and 2019 follows. For additional business segment financial information, see Note L to the First Quarter Financial Statements.

The Companies’ results of operations for the three months ended March 31, 2020 and 2019 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues	$2,854	$3,039	$233	$258	$146	$217	$1	$1	$—	$(1)	$3,234	$3,514
Purchased power	273	322	35	46	—	—	—	—	—	—	308	368
Fuel	78	106	—	—	—	—	—	—	—	—	78	106
Gas purchased for resale	195	317	24	44	13	81	—	—	—	—	232	442
Other operations and maintenance	569	659	74	71	55	61	2	3	—	—	700	794
Depreciation and amortization	390	334	22	21	57	58	1	—	—	—	470	413
Taxes, other than income taxes	607	575	23	22	7	6	—	—	1	2	638	605
Operating income	742	726	55	54	14	11	(2)	(2)	(1)	(3)	808	786
Other income less deductions	(61)	(7)	(4)	(3)	1	1	26	25	(1)	(2)	(39)	14
Net interest expense	180	183	11	10	122	46	5	5	4	3	322	247
Income before income tax expense	501	536	40	41	(107)	(34)	19	18	(6)	(8)	447	553
Income tax expense	95	124	9	9	(42)	(20)	5	5	(12)	(10)	55	108
Net income	$406	$412	$31	$32	$(65)	$(14)	$14	$13	$6	$2	$392	$445
Income attributable to non-controlling interest	—	—	—	—	17	21	—	—	—	—	17	21
Net income for common stock	$406	$412	$31	$32	$(82)	$(35)	$14	$13	$6	$2	$375	$424

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2019
(Millions of Dollars)	Electric	Gas	Steam	2020 Total	Electric	Gas	Steam	2019 Total	2020-2019 Variation
Operating revenues	$1,770	$834	$250	$2,854	$1,797	$921	$321	$3,039	$(185)
Purchased power	264	—	9	273	310	—	12	322	(49)
Fuel	30	—	48	78	33	—	73	106	(28)
Gas purchased for resale	—	195	—	195	—	317	—	317	(122)
Other operations and maintenance	431	96	42	569	507	106	46	659	(90)
Depreciation and amortization	297	71	22	390	257	55	22	334	56
Taxes, other than income taxes	466	103	38	607	433	99	43	575	32
Operating income	$282	$369	$91	$742	$257	$344	$125	$726	$16

Electric
CECONY’s results of electric operations for the three months ended March 31, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2020	March 31, 2019	Variation
Operating revenues	$1,770	$1,797	$(27)
Purchased power	264	310	(46)
Fuel	30	33	(3)
Other operations and maintenance	431	507	(76)
Depreciation and amortization	297	257	40
Taxes, other than income taxes	466	433	33
Electric operating income	$282	$257	$25

CECONY’s electric sales and deliveries for the three months ended March 31, 2020 compared with the 2019 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2020	March 31, 2019	Variation	Percent Variation		March 31, 2020	March 31, 2019	Variation	Percent Variation
Residential/Religious (b)	2,343	2,415	(72)	(3.0)%		$609	$596	$13	2.2%
Commercial/Industrial	2,401	2,460	(59)	(2.4)		433	421	12	2.9
Retail choice customers	5,713	5,979	(266)	(4.4)		555	507	48	9.5
NYPA, Municipal Agency and other sales	2,375	2,410	(35)	(1.5)		144	135	9	6.7
Other operating revenues (c)	—	—	—	—		29	138	(109)	(79.0)
Total	12,832	13,264	(432)	(3.3)%	(d)	$1,770	$1,797	$(27)	(1.5)%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area remained the same in the three months ended March 31, 2020 compared with the 2019 period.

Operating revenues decreased $27 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower purchased power expenses ($46 million) and fuel expenses ($3 million), offset, in part, by an increase in revenues from the new electric rate plan ($18 million).

Purchased power expenses decreased $46 million in the three months ended March 31, 2020 compared with the 2019 period due to lower purchased volumes ($54 million), offset, in part, by higher unit costs ($8 million).

Fuel expenses decreased $3 million in the three months ended March 31, 2020 compared with the 2019 period due to lower unit costs ($5 million), offset, in part, by higher purchased volumes from the company's electric generating facilities ($2 million).

Other operations and maintenance expenses decreased $76 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower costs for pension and other postretirement benefits.

Depreciation and amortization increased $40 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to higher electric utility plant balances and higher depreciation rates.

Taxes, other than income taxes increased $33 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to higher property taxes ($26 million), higher state and local taxes ($4 million) and lower deferral of under-collected property taxes ($4 million), offset, in part, by lower payroll taxes ($1 million).

Gas
CECONY’s results of gas operations for the three months ended March 31, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2020	March 31, 2019	Variation
Operating revenues	$834	$921	$(87)
Gas purchased for resale	195	317	(122)
Other operations and maintenance	96	106	(10)
Depreciation and amortization	71	55	16
Taxes, other than income taxes	103	99	4
Gas operating income	$369	$344	$25

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2020 compared with the 2019 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2020	March 31, 2019	Variation	Percent Variation		March 31, 2020	March 31, 2019	Variation	Percent Variation
Residential	22,622	27,306	(4,684)	(17.2)%		$383	$438	$(55)	(12.6)%
General	11,957	14,425	(2,468)	(17.1)		138	178	(40)	(22.5)
Firm transportation	32,984	35,308	(2,324)	(6.6)		292	253	39	15.4
Total firm sales and transportation	67,563	77,039	(9,476)	(12.3)	(b)	813	869	(56)	(6.4)
Interruptible sales (c)	2,486	3,730	(1,244)	(33.4)		11	20	(9)	(45.0)
NYPA	8,079	7,452	627	8.4		1	1	—	—
Generation plants	10,157	11,699	(1,542)	(13.2)		5	5	—	—
Other	6,946	6,313	633	10.0		12	10	2	20.0
Other operating revenues (d)	—	—	—	—		(8)	16	(24)	Large
Total	95,231	106,233	(11,002)	(10.4)%		$834	$921	$(87)	(9.4)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 0.4 percent in the three months ended March 31, 2020 compared with the 2019 period, reflecting primarily increased volumes attributable to the growth in the number of gas customers.

(c)	Includes 970 thousand and 1,213 thousand of Dt for the 2020 and 2019 periods, respectively, which are also reflected in firm transportation and other.

(d)
Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues decreased $87 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower gas purchased for resale expense ($122 million), offset, in part, by an increase in revenues from the new gas rate plan ($35 million).

Gas purchased for resale decreased $122 million in the three months ended March 31, 2020 compared with the 2019 period due to lower unit costs ($83 million) and purchased volumes ($39 million).

Other operations and maintenance expenses decreased $10 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower costs for pension and other postretirement benefits.

Depreciation and amortization increased $16 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to higher gas utility plant balances and higher depreciation rates.

Taxes, other than income taxes increased $4 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to higher property taxes ($9 million) and state and local taxes ($1 million), offset, in part, by higher deferral of under-collected property taxes ($5 million).

Steam
CECONY’s results of steam operations for the three months ended March 31, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2020	March 31, 2019	Variation
Operating revenues	$250	$321	$(71)
Purchased power	9	12	(3)
Fuel	48	73	(25)
Other operations and maintenance	42	46	(4)
Depreciation and amortization	22	22	—
Taxes, other than income taxes	38	43	(5)
Steam operating income	$91	$125	$(34)

CECONY’s steam sales and deliveries for the three months ended March 31, 2020 compared with the 2019 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2020	March 31, 2019	Variation	Percent Variation		March 31, 2020	March 31, 2019	Variation	Percent Variation
General	262	327	(65)	(19.9)%		$12	$15	$(3)	(20.0)%
Apartment house	2,176	2,576	(400)	(15.5)		65	82	(17)	(20.7)
Annual power	4,519	5,654	(1,135)	(20.1)		161	208	(47)	(22.6)
Other operating revenues (a)	—	—	—	—		12	16	(4)	(25.0)
Total	6,957	8,557	(1,600)	(18.7)%	(b)	$250	$321	$(71)	(22.1)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)	After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 0.1 percent in the three months ended March 31, 2020 compared with the 2019 period.

Operating revenues decreased $71 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to the impact of warmer winter weather ($33 million), lower fuel expenses ($25 million) and purchased power expenses ($3 million).

Purchased power decreased $3 million in the three months ended March 31, 2020 compared with the 2019 period due to lower unit costs ($4 million), offset, in part, by higher purchased volumes ($1 million).

Fuel expenses decreased $25 million in the three months ended March 31, 2020 compared with the 2019 period due to lower purchased volumes ($13 million) and unit costs ($12 million).

Other operations and maintenance expenses decreased $4 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower costs for pension and other postretirement benefits.

Taxes, other than income taxes decreased $5 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to higher deferral of under-collected property taxes ($6 million) and lower state and local taxes ($2 million), offset, in part, by higher property taxes ($3 million).

Other Income (Deductions)
Other income (deductions) decreased $54 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to higher costs associated with components of pension and other postretirement benefits other than service cost ($47 million) due to a decrease in the discount rate and the absence of the company’s share of a gain on sale of property in 2019 ($5 million).

Net Interest Expense
Net interest expense decreased $3 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to a decrease in interest accrued on the TCJA related regulatory liability ($3 million) and lower interest expense for short-term debt ($2 million), offset, in part, by higher interest on long-term debt ($3 million).

Income Tax Expense
Income taxes decreased $29 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower income before income tax expense ($7 million) and an increase in the amortization of excess deferred federal income taxes due to CECONY's new rate plan beginning in January 2020 ($25 million), offset, in part, by higher state income taxes ($1 million) and lower research and development credits ($1 million).

O&R

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
(Millions of Dollars)	Electric	Gas	2020 Total	Electric	Gas	2019 Total	2020-2019 Variation
Operating revenues	$136	$97	$233	$145	$113	$258	$(25)
Purchased power	35	—	35	46	—	46	(11)
Gas purchased for resale	—	24	24	—	44	44	(20)
Other operations and maintenance	57	17	74	55	16	71	3
Depreciation and amortization	16	6	22	15	6	21	1
Taxes, other than income taxes	14	9	23	13	9	22	1
Operating income	$14	$41	$55	$16	$38	$54	$1

Electric
O&R’s results of electric operations for the three months ended March 31, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2020	March 31, 2019	Variation
Operating revenues	$136	$145	$(9)
Purchased power	35	46	(11)
Other operations and maintenance	57	55	2
Depreciation and amortization	16	15	1
Taxes, other than income taxes	14	13	1
Electric operating income	$14	$16	$(2)

O&R’s electric sales and deliveries for the three months ended March 31, 2020 compared with the 2019 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2020	March 31, 2019	Variation	Percent Variation		March 31, 2020	March 31, 2019	Variation	Percent Variation
Residential/Religious (b)	352	397	(45)	(11.3)%		$67	$73	$(6)	(8.2)%
Commercial/Industrial	208	196	12	6.1		27	27	—	—
Retail choice customers	638	685	(47)	(6.9)		39	40	(1)	(2.5)
Public authorities	26	26	—	—		2	2	—	—
Other operating revenues (c)	—	—	—	—		1	3	(2)	(66.7)
Total	1,224	1,304	(80)	(6.1)%	(d)	$136	$145	$(9)	(6.2)%

(a)
O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.

(b)	“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.

(c)	Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.

(d)	After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 2.7 percent in the three months ended March 31, 2020 compared with the 2019 period.

Operating revenues decreased $9 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower purchased power expenses.

Purchased power expenses decreased $11 million in the three months ended March 31, 2020 compared with the 2019 period due to lower unit costs ($9 million) and purchased volumes ($2 million).

Other operations and maintenance expenses increased $2 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower workers’ compensation recoveries ($1 million) and the amortization of prior deferred storm costs ($1 million).

Depreciation and amortization increased $1 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to higher electric utility plant balances.

Taxes, other than income taxes increased $1 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to higher property taxes.

Gas
O&R’s results of gas operations for the three months ended March 31, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2020	March 31, 2019	Variation
Operating revenues	$97	$113	$(16)
Gas purchased for resale	24	44	(20)
Other operations and maintenance	17	16	1
Depreciation and amortization	6	6	—
Taxes, other than income taxes	9	9	—
Gas operating income	$41	$38	$3

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2020 compared with the 2019 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2020	March 31, 2019	Variation	Percent Variation		March 31, 2020	March 31, 2019	Variation	Percent Variation
Residential	4,074	4,966	(892)	(18.0)%		$51	$69	$(18)	(26.1)%
General	931	1,111	(180)	(16.2)		9	13	(4)	(30.8)
Firm transportation	3,543	4,219	(676)	(16.0)		27	27	—	—
Total firm sales and transportation	8,548	10,296	(1,748)	(17.0)	(b)	87	109	(22)	(20.2)
Interruptible sales	1,165	1,051	114	10.8		2	2	—	—
Generation plants	—	—	—	—		—	—	—	—
Other	373	437	(64)	(14.6)		—	—	—	—
Other gas revenues	—	—	—	—		8	2	6	Large
Total	10,086	11,784	(1,698)	(14.4)%		$97	$113	$(16)	(14.2)%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)	After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.5 percent in the three months ended March 31, 2020 compared with the 2019 period.

Operating revenues decreased $16 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower gas purchased for resale ($20 million), offset, in part, by higher revenues from the New York gas rate plan ($2 million).

Gas purchased for resale decreased $20 million in the three months ended March 31, 2020 compared with the 2019 period due to lower unit costs ($11 million) and purchased volumes ($9 million).

Other operations and maintenance expenses increased $1 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower workers’ compensation recoveries and higher gas program spending.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended March 31, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2020	March 31, 2019	Variation
Operating revenues	$146	$217	$(71)
Gas purchased for resale	13	81	(68)
Other operations and maintenance	55	61	(6)
Depreciation and amortization	57	58	(1)
Taxes, other than income taxes	7	6	1
Operating income	$14	$11	$3

Operating revenues decreased $71 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower wholesale revenues ($74 million) and lower energy services revenues ($12 million)

offset, in part, by higher renewable electric production revenues ($11 million) and net mark-to-market values ($4 million).

Gas purchased for resale decreased $68 million in the three months ended March 31, 2020 compared with the 2019 period due to lower purchased volumes.

Other operations and maintenance expenses decreased $6 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower energy services costs.

Net Interest Expense
Net interest expense increased $76 million in the three months ended March 31, 2020 compared with the 2019 period due to unrealized losses on interest rate swaps.

Income Tax Expense
Income taxes decreased $22 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower income before income tax expense (excluding income attributable to non-controlling interest) ($15 million), higher renewable energy credits ($1 million), lower state income taxes ($2 million) and a tax benefit due to the change in the federal corporate income tax rate recognized for a loss carryback from the 2018 tax year to the 2013 tax year as allowed under the CARES Act signed into law in March 2020 ($4 million).

Other
Income Tax Expense
Income taxes decreased $2 million in the three months ended March 31, 2020 compared with the 2019 period due primarily to lower state income taxes.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the three months ended March 31, 2020 and 2019 are summarized as follows:

	For the Three Months Ended March 31,
	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Operating activities	$340	$395	$41	$62	$527	$22	$(2)	$36	$(494)	$(51)	$412	$464
Investing activities	(786)	(750)	(50)	(58)	(138)	(48)	5	(35)	1	3	(968)	(888)
Financing activities	816	(111)	15	(39)	(446)	(14)	(3)	(3)	531	59	913	(108)
Net change for the period	370	(466)	6	(35)	(57)	(40)	—	(2)	38	11	357	(532)
Balance at beginning of period	933	818	32	52	251	126	—	2	1	8	1,217	1,006
Balance at end of period (c)	$1,303	$352	$38	$17	$194	$86	$—	$—	$39	$19	$1,574	$474
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the First Quarter Financial Statements.

Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities reflect primarily their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is affected primarily by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. In addition, the decline in business activity in the Utilities’ service territory as a result of the COVID-19 pandemic could result in lower billed sales revenues. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but generally not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. See “COVID-19 Regulatory Matters” and “Other Regulatory Matters” in Note B to the First Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing,” above.

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

Net cash flows from operating activities for the three months ended March 31, 2020 for Con Edison and CECONY were $52 million and $55 million lower, respectively, than in the 2019 period. The changes in net cash flows for Con Edison and CECONY reflect primarily a change in pension and retiree benefit obligations ($89 million and $84 million, respectively) and lower accounts payables ($48 million and $40 million, respectively) related primarily to lower utility construction expenditures, offset, in part, by lower TCJA net benefits provided to customers in the 2020 period ($66 million and $66 million, respectively).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers and recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $80 million and $36 million higher, respectively, for the three months ended March 31, 2020 compared with the 2019 period. The change for Con Edison reflects primarily an increase in non-utility construction expenditures at the Clean Energy Businesses ($82 million) and the proceeds from the sale of a property formerly used by CECONY in its operations in 2019 ($48 million), offset, in part, by lower investments in electric and gas transmission projects at Con Edison Transmission in the 2020 period ($30 million) and a decrease in utility construction expenditures at CECONY ($9 million) and O&R ($8 million).

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $1,021 million and $927 million higher, respectively, in the three months ended March 31, 2020 compared with the 2019 period.

In March 2020, CECONY issued $600 million aggregate principal amount of 3.35 percent debentures, due 2030 and $1,000 million aggregate principal amount of 3.95 percent debentures, due 2050, the net proceeds from the sale of which will be used to pay or reimburse the payment of, in whole or in part, existing and new qualifying eligible green expenditures, such as energy efficiency and clean transportation expenditures, that include those funded on or after January 1, 2018 until the maturity date of each series of the debentures. Pending the allocation of the net proceeds to finance or refinance eligible green expenditures, CECONY used the net proceeds for repayment of short-term debt and temporarily placed the remaining net proceeds in short-term interest-bearing instruments. See Note C to the First Quarter Financial Statements.
In January 2020, Con Edison issued 1,050,000 shares of its common stock for $88 million upon physical settlement of the remaining shares subject to its May 2019 forward sale agreement. See Note C to the First Quarter Financial Statements.
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

Con Edison’s cash flows from financing for the three months ended March 31, 2020 and 2019 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $26 million and $25 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at March 31, 2020 and 2019 and the average daily balances for the three months ended March 31, 2020 and 2019 for Con Edison and CECONY were as follows:

	2020		2019
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31,	Daily average	Outstanding at March 31,	Daily average
Con Edison	$1,208	$1,428	$1,435	$1,400
CECONY	$597	$906	$1,085	$920
Weighted average yield	3.5	2.1	2.7	2.8

Capital Requirements and Resources
Contractual Obligations
Con Edison’s material obligations to make payments pursuant to contracts totaled $57,333 million and $54,144 million at March 31, 2020 and December 31, 2019, respectively. The increase at March 31, 2020 is due primarily to increases in long-term debt ($1,563 million) and interest on long-term debt ($1,357 million). See "Cash Flows from Financing Activities,” above.

Capital Resources
For each of the Companies, the common equity ratio at March 31, 2020 and December 31, 2019 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2020	December 31, 2019
Con Edison	48.7	49.6
CECONY	47.0	49.2

In March 2020, Moody's Investors Service Inc. (Moody’s) lowered its ratings of Con Edison's senior unsecured debt to Baa2 from Baa1 and CECONY's senior unsecured debt to Baa1 from A3 and affirmed O&R's senior unsecured debt of Baa1. Moody's also affirmed its ratings of Con Edison's, CECONY's and O&R's commercial paper at P-2. Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at March 31, 2020 and December 31, 2019 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
ASSETS
Current assets	$4,306	$3,543	$259	$243	$450	$511	$24	$2	$(13)	$(27)	$5,026	$4,272
Investments	417	461	25	26	—	—	1,576	1,585	(7)	(7)	2,011	2,065
Net plant	37,836	37,414	2,355	2,336	4,227	4,121	17	17	—	1	44,435	43,889
Other noncurrent assets	5,009	5,139	388	401	1,870	1,896	14	14	406	403	7,687	7,853
Total Assets	$47,568	$46,557	$3,027	$3,006	$6,547	$6,528	$1,631	$1,618	$386	$370	$59,159	$58,079

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$3,503	$4,131	$301	$311	$1,974	$1,525	$131	$135	$402	$185	$6,311	$6,287
Noncurrent liabilities	13,538	13,665	1,122	1,115	252	201	95	88	(49)	(17)	14,958	15,052
Long-term debt	16,194	14,614	818	818	1,991	2,400	500	500	(80)	195	19,423	18,527
Equity	14,333	14,147	786	762	2,330	2,402	905	895	113	7	18,467	18,213
Total Liabilities and Equity	$47,568	$46,557	$3,027	$3,006	$6,547	$6,528	$1,631	$1,618	$386	$370	$59,159	$58,079
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at March 31, 2020 were $763 million higher than at December 31, 2019. The change in current assets reflects primarily an increase in prepayments due primarily to the January 2020 payment of the New York City semi-annual property taxes, offset, in part, by three months of amortization, while the December 2019 balance reflects the full amortization of the previous semi-annual payment made in July 2019 ($473 million). The change also reflects an increase in cash and temporary cash investments ($370 million) and accounts receivables, less allowance for uncollectible accounts ($73 million). These increases are offset, in part, by a decrease in accrued unbilled revenue ($146 million).

Investments at March 31, 2020 were $44 million lower than at December 31, 2019. The change in investments reflects primarily a decrease in supplemental retirement income plan assets. See Note E to the First Quarter Financial Statements.

Net plant at March 31, 2020 was $422 million higher than at December 31, 2019. The change in net plant reflects primarily an increase in electric ($303 million), gas ($182 million) and steam ($24 million) plant balances and an increase in construction work in progress ($62 million), offset, in part, by an increase in accumulated depreciation ($192 million).

Other noncurrent assets at March 31, 2020 were $130 million lower than at December 31, 2019. The change in other noncurrent assets reflects primarily a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2019, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($290 million). See Notes B, E and F to the First Quarter Financial Statements. The change in the regulatory asset also reflects the year's amortization of accounting costs. This decrease is offset, in part, by an increase in the regulatory asset for deferred pension and other postretirement benefits ($122 million) and deferred derivative losses ($42 million). See “Other Regulatory Matters” in Note B to the First Quarter Financial Statements.

Current liabilities at March 31, 2020 were $628 million lower than at December 31, 2019. The change in current liabilities reflects primarily a decrease in notes payable ($540 million) (see Note D to the First Quarter Financial Statements) and accounts payable ($108 million).

Noncurrent liabilities at March 31, 2020 were $127 million lower than at December 31, 2019. The change in noncurrent liabilities reflects primarily a decrease in the liability for pension and retiree benefits ($161 million), which primarily reflects the final actuarial valuation, as measured at December 31, 2019, of the plans in accordance with the accounting rules for retirement benefits. See Notes E and F to the First Quarter Financial Statements. The change also reflects a decrease in the regulatory liability for deferral of net unbilled revenue ($104 million). These decreases are offset, in part, by a change in deferred income taxes and unamortized investment tax credits ($155 million), which reflects primarily accelerated tax depreciation, repair deductions and the prepayment of New York City property taxes. See Note J to the First Quarter Financial Statements.

Long-term debt at March 31, 2020 was $1,580 million higher than at December 31, 2019. The change in long-term debt reflects primarily the March 2020 issuance of $1,600 million of debentures. See "Liquidity and Capital Resources – Cash Flows From Financing Activities" above and Note C to the First Quarter Financial Statements.

Equity at March 31, 2020 was $186 million higher than at December 31, 2019. The change in equity reflects primarily net income for the three months ended March 31, 2020 ($406 million) and capital contributions from parent ($25 million) in 2020, offset, in part, by common stock dividends to parent ($246 million) in 2020.

O&R
Current assets at March 31, 2020 were $16 million higher than at December 31, 2019. The change in current assets reflects primarily an increase in revenue decoupling mechanism receivable ($10 million) and customer accounts receivables, less allowance for uncollectible accounts ($8 million).

Net plant at March 31, 2020 was $19 million higher than at December 31, 2019. The change in net plant reflects primarily an increase in electric ($16 million) and gas ($10 million) plant balances and an increase in construction work in progress ($8 million), offset, in part, by an increase in accumulated depreciation ($16 million).

Other noncurrent assets at March 31, 2020 were $13 million lower than at December 31, 2019. The change in other noncurrent assets reflects primarily a decrease in other work in progress ($6 million) and the regulatory asset for recoverable energy costs ($5 million).

Current liabilities at March 31, 2020 were $10 million lower than at December 31, 2019. The change in current liabilities reflects primarily a decrease in accounts payable ($16 million), billing overcollections ($10 million) and the current other regulatory liability for revenue decoupling mechanism reconciliation ($7 million), offset, in part, by higher notes payable ($27 million).

Equity at March 31, 2020 was $24 million higher than at December 31, 2019. The change in equity reflects net income for the three months ended March 31, 2020 ($31 million) and an increase in other comprehensive income ($5 million), offset, in part, by common stock dividends to parent ($12 million) in 2020.

Clean Energy Businesses
Current assets at March 31, 2020 were $61 million lower than at December 31, 2019. The change in current assets reflects primarily decreases in restricted cash.

Net plant at March 31, 2020 was $106 million higher than at December 31, 2019. The change in net plant reflects primarily additional capital expenditures, offset, in part, by an increase in accumulated depreciation.

Other noncurrent assets at March 31, 2020 were $26 million lower than at December 31, 2019. The change in other noncurrent assets reflects primarily the amortization of the purchase power agreement intangible assets.

Current liabilities at March 31, 2020 were $449 million higher than at December 31, 2019. The change in current liabilities reflects primarily the reclassification of an intercompany loan agreement from the parent company from long-term debt to current liabilities, as described below, and additional working capital requirements.

Noncurrent liabilities at March 31, 2020 were $51 million higher than at December 31, 2019. The change in noncurrent liabilities reflects primarily the change in fair value of derivative liabilities, offset, in part, by the reduction of lease liability associated with the adoption of ASU No. 2016-02 “Leases (Topic 842)".

Long-term debt at March 31, 2020 was $409 million lower than at December 31, 2019. The change in long-term debt primarily reflects the reclassification of an intercompany loan agreement from the parent company from long-term debt to current liabilities, as described above.

Equity at March 31, 2020 was $72 million lower than at December 31, 2019. The change in equity reflects primarily net loss for the three months ended March 31, 2020 ($82 million) and common stock dividends to parent ($5 million) in 2020, offset, in part, by an increase in noncontrolling interest ($17 million) in 2020.

CET
Current assets at March 31, 2020 were $22 million higher than at December 31, 2019. The change in current assets reflects primarily a receivable of $19 million from Crestwood Pipeline and Storage Northeast LLC (Crestwood), the joint venture partner in Stagecoach Gas Services, LLC. The agreement between Crestwood and Con Edison Gas Pipeline and Storage, LLC (CET Gas) provides for payments from Crestwood to CET Gas for shortfalls in meeting certain earnings growth performance targets. The payment is expected to total $57 million ($19 million of which is due in the first quarter 2021 and was recorded as a receivable by CET in March 2020, with an additional $19 million plus interest due in each of January 2022 and January 2023). See "Con Edison Transmission" below.

Investments at March 31, 2020 were $9 million lower than at December 31, 2019. The change in investments reflects primarily the decrease in CET Gas' investment in Stagecoach Gas Services, LLC due to the receivable from Crestwood described above ($19 million), offset, in part, by increased allowance for funds used during construction (AFUDC) income from Mountain Valley Pipeline, LLC ($14 million).

Equity at March 31, 2020 was $10 million higher than at December 31, 2019. The change in equity reflects primarily net income for the three months ended March 31, 2020 ($14 million), offset, in part, by common stock dividends to parent ($3 million) in 2020.

Off-Balance Sheet Arrangements
At March 31, 2020, none of the Companies’ transactions, agreements or other contractual arrangements meet the SEC definition of off-balance sheet arrangements.

Regulatory Matters
For information about the Utilities’ regulatory matters, see Note B to the First Quarter Financial Statements.

Environmental Matters
For information about the Companies’ environmental matters, see Note G to the First Quarter Financial Statements.

Clean Energy Businesses
The following table provides information about the Clean Energy Businesses' renewable electric production projects that are in operation and/or in construction at March 31, 2020:

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual/Expected In-Service Date (b)	State	PPA Counterparty (c)
Utility Scale
Solar
PJM assets	54	(d)	2011/2013	New Jersey/Pennsylvania	Various
New England assets	24	Various	2011/2017	Massachusetts/Rhode Island	Various
California Solar (e)	110	25	2012/2013	California	PG&E
Mesquite Solar 1 (e)	165	20	2013	Arizona	PG&E
Copper Mountain Solar 2 (e)	150	25	2013/2015	Nevada	PG&E
Copper Mountain Solar 3 (e)	255	20	2014/2015	Nevada	SCPPA
California Solar 2 (e)	80	20	2014/2016	California	SCE/PG&E
Texas Solar 4 (e)	40	25	2014	Texas	City of San Antonio
Texas Solar 5 (e)	100	25	2015	Texas	City of San Antonio
Texas Solar 7 (e)	112	25	2016	Texas	City of San Antonio
California Solar 3 (e)	110	20	2016/2017	California	SCE/PG&E
Upton Solar (e)	158	25	2017	Texas	City of Austin
California Solar 4 (e)	240	20	2017/2018	California	SCE
Copper Mountain Solar 1 (e)	58	12	2018	Nevada	PG&E
Copper Mountain Solar 4 (e) (f)	94	20	2018	Nevada	SCE
Mesquite Solar 2 (e) (f)	100	18	2018	Arizona	SCE
Mesquite Solar 3 (e) (f)	150	23	2018	Arizona	WAPA (U.S. Navy)
Great Valley Solar (e) (f)	200	17	2018	California	MCE/SMUD/PG&E/SCE
Other	26	Various	Various	Various	Various
Total Solar	2,226
Wind
Broken Bow II (e)	75	25	2014	Nebraska	NPPD
Wind Holdings (e)	180	Various	Various	South Dakota/ Montana	NWE/Basin Electric
Adams Rose Wind (e)	23	7	2016	Minnesota	Dairyland
Coram Wind (e)	102	16	2016	California	PG&E
Other	22	Various	Various	Various	Various
Total Wind	402
Total MW (AC) in Operation	2,628
Total MW (AC) in Construction	607
Total MW (AC) Utility Scale	3,235
Behind the Meter
Total MW (AC) in Operation	54
Total MW (AC) in Construction	6
Total MW Behind the Meter	60

(a)	Represents PPA contractual term or remaining term from the date of acquisition.

(b)	Represents Actual/Expected In-Service Date or date of acquisition.

(c)
PPA Counterparties include: Pacific Gas and Electric Company (PG&E), Southern California Public Power Authority (SCPPA), Southern California Edison Company (SCE), Western Area Power Administration (WAPA), Marin Clean Energy (MCE), Sacramento Municipal Utility District (SMUD), Nebraska Public Power District (NPPD) and NorthWestern Energy (NWE). For information about PG&E’s bankruptcy, see “Long-Lived and Intangible Assets” in Note A to the First Quarter Financial Statements.

(d)	Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2023.

(e)	Project has been pledged as security for project debt financing.

(f)	Projects are financed with tax equity. See Note O to the First Quarter Financial Statements.

Renewable Electric Generation
In January 2019, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of certain of the Clean Energy Businesses' renewable electric production projects with an aggregate of 680 MW (AC)

of generating capacity (PG&E Projects) is sold to PG&E under long-term power purchase agreements (PG&E PPAs). At March 31, 2020, Con Edison’s consolidated balance sheet included $802 million of net non-utility plant relating to the PG&E Projects and $274 million of additional projects that secure the PG&E-related project debt, $1,039 million of intangible assets relating to the PG&E PPAs and $980 million of non-recourse related project debt. The PG&E bankruptcy is an event of default under the PG&E PPAs. Pursuant to the related project debt agreements, distributions from the related projects to the Clean Energy Businesses have been suspended. Unless the lenders for the related project debt otherwise agree, the lenders may, upon written notice, declare principal and interest on the related project debt to be due and payable immediately and, if such amounts are not timely paid, foreclose on the related projects. See “Long-Lived and Intangible Assets” in Note A and Note C to the First Quarter Financial Statements.

Renewable electric production volumes from utility scale assets for the three months ended March 31, 2020 compared with the 2019 period were:

	Millions of kWh
	For the Three Months Ended
Description	March 31, 2020	March 31, 2019	Variation	Percent Variation
Renewable electric production projects
Solar	1,154	1,043	111	10.6%
Wind	351	307	44	14.3%
Total	1,505	1,350	155	11.5%

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk relates primarily to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses use interest rate swaps to exchange variable-rate project financed debt for a fixed interest rate. See Note M to the First Quarter Financial Statements. Con Edison and CECONY estimate that at March 31, 2020, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $8 million and $5 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable-rate tax-exempt debt, are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk relates primarily to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note M to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2020, a 10 percent decline in market prices would result in a decline in fair value of $71 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $67 million is for CECONY and $4 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	March 31, 2020	December 31, 2019
(Millions of Dollars)
Average for the period	$—	$—
High	—	1
Low	—	—

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans and to the investments of Con Edison Transmission that are accounted for under the equity method.

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At March 31, 2020, the pension plan investments consisted of 49 percent equity securities, 38 percent debt securities and 13 percent real estate.

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

Item 1A: Risk Factors
Please see below the new risk factor affecting the Companies’ businesses, in addition to those discussed in Item 1A of the Form 10-K.

We face risks related to health epidemics and other outbreaks, including the COVID-19 pandemic.
The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets. Our service territories include some of the most severely impacted counties in the United States. As a result of the COVID-19 pandemic, we may face an extended economic slowdown in our service territories which could have a material impact on our liquidity, financial condition, and results of operations.

We will continue to monitor developments relating to the COVID-19 pandemic, however, we cannot predict the extent to which COVID-19 may have a material impact on our business operations, liquidity, financial condition, and results of operations. The extent to which COVID-19 may impact these matters will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19, actions that federal, state and local governmental or regulatory agencies may take in response to COVID-19, and other actions taken to contain it or treat its impact, among others. See “Coronavirus Disease 2019 (COVID-19) Impacts” in Item 2 and “COVID-19 Regulatory Matters” in Note B.

Item 6: Exhibits
Con Edison

Exhibit 10
Supplemental Credit Agreement, dated as of April 6, 2020, among Con Edison, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10 to Con Edison’s Current Report on Form 8-K, dated April 6, 2020 (File No. 1-14514).

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 4.2.1	Form of CECONY’s 3.35% Debentures, Series 2020 A. (Incorporated by reference to Exhibit 4.1 to CECONY’s Current Report on Form 8-K, dated March 26, 2020 (File No. 1-1217).
Exhibit 4.2.2	Form of CECONY’s 3.95% Debentures, Series 2020 B. (Incorporated by reference to Exhibit 4.2 to CECONY’s Current Report on Form 8-K, dated March 26, 2020 (File No. 1-1217).
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: May 7, 2020	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer