Form 10-Q
period 2020-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2020-08-06
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
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

As of July 31, 2020, Con Edison had outstanding 334,496,595 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
CPUC	California Public Utilities Commission
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PHMSA	U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical liquidation at book value
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced metering infrastructure
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as enacted on March 27, 2020
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
DER	Distributed energy resources
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Second Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended June 30 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2019
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service, Inc.
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements reflect information available and assumptions at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to:

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
The Companies assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars/Except Share Data)	2020	2019	2020	2019
OPERATING REVENUES
Electric	$1,983	$1,971	$3,890	$3,912
Gas	453	449	1,384	1,484
Steam	84	90	334	411
Non-utility	199	234	345	451
TOTAL OPERATING REVENUES	2,719	2,744	5,953	6,258
OPERATING EXPENSES
Purchased power	380	352	688	719
Fuel	23	26	101	133
Gas purchased for resale	77	131	309	573
Other operations and maintenance	680	781	1,380	1,575
Depreciation and amortization	476	418	946	831
Taxes, other than income taxes	604	578	1,242	1,183
TOTAL OPERATING EXPENSES	2,240	2,286	4,666	5,014
OPERATING INCOME	479	458	1,287	1,244
OTHER INCOME (DEDUCTIONS)
Investment income	25	22	51	45
Other income	4	4	6	15
Allowance for equity funds used during construction	5	4	10	7
Other deductions	(55)	(27)	(126)	(50)
TOTAL OTHER INCOME (DEDUCTIONS)	(21)	3	(59)	17
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	458	461	1,228	1,261
INTEREST EXPENSE
Interest on long-term debt	234	219	459	440
Other interest	15	47	117	77
Allowance for borrowed funds used during construction	(2)	(3)	(6)	(7)
NET INTEREST EXPENSE	247	263	570	510
INCOME BEFORE INCOME TAX EXPENSE	211	198	658	751
INCOME TAX EXPENSE	9	19	64	127
NET INCOME	$202	$179	$594	$624
Income attributable to non-controlling interest	12	27	29	48
NET INCOME FOR COMMON STOCK	$190	$152	$565	$576
Net income per common share—basic	$0.57	$0.46	$1.69	$1.77
Net income per common share—diluted	$0.57	$0.46	$1.69	$1.77
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	334.1	328.3	333.8	325.2
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	335.0	329.2	334.7	326.1
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2020	2019	2020	2019
NET INCOME	$202	$179	$594	$624
INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(12)	(27)	(29)	(48)
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	1	5	5
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	1	5	5
COMPREHENSIVE INCOME	$190	$153	$570	$581
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2020	2019
OPERATING ACTIVITIES
Net income	$594	$624
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	946	831
Deferred income taxes	61	126
Rate case amortization and accruals	(20)	(59)
Common equity component of allowance for funds used during construction	(10)	(7)
Net derivative losses	89	31
Unbilled revenue and net unbilled revenue deferrals	3	(4)
Gain on sale of assets	—	(5)
Other non-cash items, net	102	(17)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(113)	165
Materials and supplies, including fuel oil and gas in storage	16	14
Revenue decoupling mechanism receivable	(80)	(127)
Other receivables and other current assets	(10)	125
Taxes receivable	(1)	19
Prepayments	(31)	(35)
Accounts payable	(168)	(156)
Pensions and retiree benefits obligations, net	100	168
Pensions and retiree benefits contributions	(79)	(78)
Accrued taxes	(23)	(15)
Accrued interest	(1)	25
Superfund and environmental remediation costs, net	(3)	(7)
Distributions from equity investments	20	27
System benefit charge	(46)	(1)
Deferred charges, noncurrent assets and other regulatory assets	(110)	(213)
Deferred credits and other regulatory liabilities	(19)	162
Other current and noncurrent liabilities	(37)	(55)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,180	1,538
INVESTING ACTIVITIES
Utility construction expenditures	(1,528)	(1,613)
Cost of removal less salvage	(141)	(142)
Non-utility construction expenditures	(258)	(92)
Investments in electric and gas transmission projects	(15)	(88)
Proceeds from sale of assets	—	48
Other investing activities	10	11
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,932)	(1,876)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	121	(1,405)
Issuance of long-term debt	1,600	1,989
Retirement of long-term debt	(442)	(657)
Debt issuance costs	(24)	(17)
Common stock dividends	(487)	(455)
Issuance of common shares - public offering	88	825
Issuance of common shares for stock plans	28	27
Distribution to noncontrolling interest	(4)	(5)
NET CASH FLOWS FROM FINANCING ACTIVITIES	880	302
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	128	(36)
BALANCE AT BEGINNING OF PERIOD	1,217	1,006
BALANCE AT END OF PERIOD	$1,345	$970
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$420	$422
Income taxes	$22	$(15)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$359	$332
Issuance of common shares for dividend reinvestment	$24	$24
Software licenses acquired but unpaid as of end of period	$51	$80
Equipment acquired but unpaid as of end of period	$28	—

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,144	$981
Accounts receivable – customers, less allowance for uncollectible accounts of $87 and $70 in 2020 and 2019, respectively	1,332	1,236
Other receivables, less allowance for uncollectible accounts of $5 and $4 in 2020 and 2019, respectively	194	184
Taxes receivable	21	20
Accrued unbilled revenue	542	599
Fuel oil, gas in storage, materials and supplies, at average cost	336	352
Prepayments	291	260
Regulatory assets	117	128
Restricted cash	201	236
Revenue decoupling mechanism	156	76
Other current assets	230	200
TOTAL CURRENT ASSETS	4,564	4,272
INVESTMENTS	2,080	2,065
UTILITY PLANT, AT ORIGINAL COST
Electric	32,575	31,866
Gas	10,457	10,107
Steam	2,629	2,601
General	3,617	3,562
TOTAL	49,278	48,136
Less: Accumulated depreciation	10,793	10,322
Net	38,485	37,814
Construction work in progress	2,097	1,937
NET UTILITY PLANT	40,582	39,751
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $456 and $391 in 2020 and 2019, respectively	3,908	3,829
Construction work in progress	407	309
NET PLANT	44,897	43,889
OTHER NONCURRENT ASSETS
Goodwill	446	446
Intangible assets, less accumulated amortization of $152 and $126 in 2020 and 2019, respectively	1,510	1,557
Regulatory assets	4,606	4,859
Operating lease right-of-use asset	853	857
Other deferred charges and noncurrent assets	125	134
TOTAL OTHER NONCURRENT ASSETS	7,540	7,853
TOTAL ASSETS	$59,081	$58,079
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,965	$1,446
Notes payable	1,813	1,692
Accounts payable	1,018	1,164
Customer deposits	332	346
Accrued taxes	53	76
Accrued interest	152	153
Accrued wages	117	102
Fair value of derivative liabilities	170	123
Regulatory liabilities	63	102
System benefit charge	601	647
Operating lease liabilities	83	65
Other current liabilities	338	371
TOTAL CURRENT LIABILITIES	6,705	6,287
NONCURRENT LIABILITIES
Provision for injuries and damages	126	130
Pensions and retiree benefits	1,205	1,516
Superfund and other environmental costs	734	734
Asset retirement obligations	433	425
Fair value of derivative liabilities	242	105
Deferred income taxes and unamortized investment tax credits	6,337	6,227
Operating lease liabilities	811	809
Regulatory liabilities	4,652	4,827
Other deferred credits and noncurrent liabilities	246	279
TOTAL NONCURRENT LIABILITIES	14,786	15,052
LONG-TERM DEBT	19,149	18,527
EQUITY
Common shareholders’ equity	18,225	18,022
Noncontrolling interest	216	191
TOTAL EQUITY (See Statement of Equity)	18,441	18,213
TOTAL LIABILITIES AND EQUITY	$59,081	$58,079
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	321	$34	$7,117	$10,728	23	$(1,038)	$(99)	$(16)	$113	$16,839
Net income				424					21	445
Common stock dividends ($0.74 per share)				(237)						(237)
Issuance of common shares – public offering	6		433				(8)			425
Issuance of common shares for stock plans			27							27
Other comprehensive income								4		4
Distributions to noncontrolling interest									(2)	(2)
BALANCE AS OF MARCH 31, 2019	327	$34	$7,577	$10,915	23	$(1,038)	$(107)	$(12)	$132	$17,501
Net income				152					27	179
Common stock dividends ($0.74 per share)				(242)						(242)
Issuance of common shares – public offering	5	1	402				(3)			400
Issuance of common shares for stock plans			29							29
Other comprehensive income								1		1
Distributions to noncontrolling interest									(3)	(3)
BALANCE AS OF JUNE 30, 2019	332	$35	$8,008	$10,825	23	$(1,038)	$(110)	$(11)	$156	$17,865

BALANCE AS OF BALANCE AS OF DECEMBER 31, 2019	333	$35	$8,054	$11,100	23	$(1,038)	$(110)	$(19)	$191	$18,213
Net income				375					17	392
Common stock dividends ($0.76 per share)				(255)						(255)
Issuance of common shares - public offering	1		88							88
Issuance of common shares for stock plans			26							26
Other comprehensive income								5		5
Distributions to noncontrolling interest									(2)	(2)
BALANCE AS OF MARCH 31, 2020	334	$35	$8,168	$11,220	23	$(1,038)	$(110)	$(14)	$206	$18,467
Net income				190					12	202
Common stock dividends ($0.76 per share)				(256)						(256)
Issuance of common shares - public offering										—
Issuance of common shares for stock plans			30							30
Other comprehensive income										—
Distributions to noncontrolling interest									(2)	(2)
BALANCE AS OF JUNE 30, 2020	334	$35	$8,198	$11,154	23	$(1,038)	$(110)	$(14)	$216	$18,441
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2020	2019	2020	2019
OPERATING REVENUES
Electric	$1,845	$1,833	$3,616	$3,630
Gas	416	408	1,250	1,330
Steam	84	90	334	411
TOTAL OPERATING REVENUES	2,345	2,331	5,200	5,371
OPERATING EXPENSES
Purchased power	345	313	618	635
Fuel	23	26	101	133
Gas purchased for resale	64	76	260	393
Other operations and maintenance	549	651	1,117	1,311
Depreciation and amortization	396	339	786	673
Taxes, other than income taxes	579	550	1,186	1,125
TOTAL OPERATING EXPENSES	1,956	1,955	4,068	4,270
OPERATING INCOME	389	376	1,132	1,101
OTHER INCOME (DEDUCTIONS)
Investment and other income	3	4	5	13
Allowance for equity funds used during construction	4	3	9	6
Other deductions	(47)	(22)	(114)	(41)
TOTAL OTHER INCOME (DEDUCTIONS)	(40)	(15)	(100)	(22)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	349	361	1,032	1,079
INTEREST EXPENSE
Interest on long-term debt	185	165	358	334
Other interest	7	19	19	36
Allowance for borrowed funds used during construction	(2)	(2)	(5)	(6)
NET INTEREST EXPENSE	190	182	372	364
INCOME BEFORE INCOME TAX EXPENSE	159	179	660	715
INCOME TAX EXPENSE	7	27	102	151
NET INCOME	$152	$152	$558	$564
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2020	2019	2020	2019
NET INCOME	$152	$152	$558	$564
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	—	2	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	—	2	—
COMPREHENSIVE INCOME	$153	$152	$560	$564
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2020	2019
OPERATING ACTIVITIES
Net income	$558	$564
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	786	673
Deferred income taxes	47	90
Rate case amortization and accruals	(21)	(58)
Common equity component of allowance for funds used during construction	(9)	(6)
Unbilled revenue and net unbilled revenue deferrals	28	21
Gain on sale of assets	—	(5)
Other non-cash items, net	46	(10)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(106)	143
Materials and supplies, including fuel oil and gas in storage	16	17
Revenue decoupling mechanism	(71)	(126)
Other receivables and other current assets	17	115
Accounts receivable from affiliated companies	(9)	83
Prepayments	(18)	(33)
Accounts payable	(136)	(140)
Accounts payable to affiliated companies	3	(2)
Pensions and retiree benefits obligations, net	94	157
Pensions and retiree benefits contributions	(78)	(77)
Superfund and environmental remediation costs, net	(7)	(8)
Accrued taxes	(24)	(18)
Accrued interest	11	(2)
System benefit charge	(44)	—
Deferred charges, noncurrent assets and other regulatory assets	(118)	(216)
Deferred credits and other regulatory liabilities	55	146
Other current and noncurrent liabilities	(45)	(17)
NET CASH FLOWS FROM OPERATING ACTIVITIES	975	1,291
INVESTING ACTIVITIES
Utility construction expenditures	(1,435)	(1,501)
Cost of removal less salvage	(139)	(138)
Proceeds from sale of assets	—	48
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,574)	(1,591)
FINANCING ACTIVITIES
Net payment of short-term debt	(22)	(343)
Issuance of long-term debt	1,600	700
Retirement of long-term debt	(350)	(475)
Debt issuance costs	(25)	(8)
Capital contribution by parent	50	850
Dividend to parent	(491)	(456)
NET CASH FLOWS FROM FINANCING ACTIVITIES	762	268
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	163	(32)
BALANCE AT BEGINNING OF PERIOD	933	818
BALANCE AT END OF PERIOD	$1,096	$786
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$341	$340
Income taxes	$62	$(20)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$271	$297
Software licenses acquired but unpaid as of end of period	$48	$76
Equipment acquired but unpaid as of end of period	$28	—
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,096	$933
Accounts receivable – customers, less allowance for uncollectible accounts of $81 and $65 in 2020 and 2019, respectively	1,243	1,153
Other receivables, less allowance for uncollectible accounts of $3 in 2020 and 2019	105	120
Accrued unbilled revenue	395	477
Accounts receivable from affiliated companies	82	73
Fuel oil, gas in storage, materials and supplies, at average cost	277	293
Prepayments	196	178
Regulatory assets	97	113
Revenue decoupling mechanism receivable	147	76
Other current assets	109	127
TOTAL CURRENT ASSETS	3,747	3,543
INVESTMENTS	475	461
UTILITY PLANT, AT ORIGINAL COST
Electric	30,660	29,989
Gas	9,562	9,229
Steam	2,629	2,601
General	3,325	3,271
TOTAL	46,176	45,090
Less: Accumulated depreciation	9,928	9,490
Net	36,248	35,600
Construction work in progress	1,955	1,812
NET UTILITY PLANT	38,203	37,412
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2020 and 2019	2	2
NET PLANT	38,205	37,414
OTHER NONCURRENT ASSETS
Regulatory assets	4,252	4,487
Operating lease right-of-use asset	593	601
Other deferred charges and noncurrent assets	52	51
TOTAL OTHER NONCURRENT ASSETS	4,897	5,139
TOTAL ASSETS	$47,324	$46,557
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$640	$350
Notes payable	1,115	1,137
Accounts payable	805	956
Accounts payable to affiliated companies	16	13
Customer deposits	318	334
Accrued taxes	47	71
Accrued interest	124	113
Accrued wages	107	92
Fair value of derivative liabilities	69	81
Regulatory liabilities	39	63
System benefit charge	543	587
Operating lease liabilities	64	54
Other current liabilities	240	280
TOTAL CURRENT LIABILITIES	4,127	4,131
NONCURRENT LIABILITIES
Provision for injuries and damages	121	125
Pensions and retiree benefits	956	1,241
Superfund and other environmental costs	654	654
Asset retirement obligations	369	362
Fair value of derivative liabilities	128	65
Deferred income taxes and unamortized investment tax credits	6,159	6,000
Operating lease liabilities	559	551
Regulatory liabilities	4,222	4,427
Other deferred credits and noncurrent liabilities	210	240
TOTAL NONCURRENT LIABILITIES	13,378	13,665
LONG-TERM DEBT	15,554	14,614
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	14,265	14,147
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$47,324	$46,557
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	235	$589	$4,769	$8,581	$(962)	$(62)	$(5)	$12,910
Net income				412				412
Common stock dividend to parent				(228)				(228)
Capital contribution by parent			225					225
Other comprehensive income								—
BALANCE AS OF MARCH 31, 2019	235	$589	$4,994	$8,765	$(962)	$(62)	$(5)	$13,319
Net income				152				152
Common stock dividend to parent				(228)				(228)
Capital contribution by parent			625					625
Other comprehensive income								—
BALANCE AS OF JUNE 30, 2019	235	$589	$5,619	$8,689	$(962)	$(62)	$(5)	$13,868

BALANCE AS OF DECEMBER 31, 2019	235	$589	$5,669	$8,919	$(962)	$(62)	$(6)	$14,147
Net income				406				406
Common stock dividend to parent				(246)				(246)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2020	235	$589	$5,694	$9,079	$(962)	$(62)	$(5)	$14,333
Net income				152				152
Common stock dividend to parent				(246)				(246)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2020	235	$589	$5,719	$8,985	$(962)	$(62)	$(4)	$14,265
The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General
These combined notes accompany and form an integral part of the separate interim consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Orange and Rockland Utilities, Inc. (O&R), Con Edison Clean Energy Businesses, Inc. (together with its subsidiaries, the Clean Energy Businesses) and Con Edison Transmission, Inc. (together with its subsidiaries, Con Edison Transmission) in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to CECONY and O&R.
As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2019 and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Adoption of New Standard
In January 2020, the Companies adopted Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (CECL). The amendments replace the incurred loss impairment methodology which involved delayed recognition of credit losses. The amendments introduce an expected credit loss impairment model which requires immediate recognition of anticipated losses over the instrument’s life. A broader range of reasonable and supportable information must be considered in developing the credit loss estimates. The Companies' financial instruments subject to the amendments are included in the lines “Accounts receivable – customers” and “Other receivables.” Substantially all of these in-scope financial instruments are expected to be collected within one year of billing.

The Companies adopted the amendments using the modified retrospective method for all financial instruments measured at amortized costs. Results for reporting periods beginning after January 1, 2020 are presented under Accounting Standards Codification (ASC) 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. No prior period adjustment or charge to retained earnings for cumulative impact was required as a result of the Companies’ adoption of the amendments.

The Utilities’ “Account receivable – customers” balance consists of utility bills due (bills are generally due the month following billing) from customers who have energy delivered, generated, or services provided by the Utilities. The balance also reflects the Utilities’ purchase of receivables from energy service companies to support the retail choice programs.
“Other receivables” balance generally reflects costs billed by the Utilities for goods and services provided to external parties, such as accommodation work for private parties and certain governmental entities, real estate rental and pole attachments. The Clean Energy Businesses’ other receivables balance includes bills related to the sale of energy from renewable electric production projects.

The Clean Energy Businesses’ customer accounts receivable balance generally reflects the management of energy supply assets, energy-efficiency services to government and commercial customers, and the engineering, procurement, and construction services of renewable energy projects. The Clean Energy Businesses calculate an allowance for uncollectible accounts related to their energy services customers based on an aging and customer-specific analysis. The amount of such reserves was not material at June 30, 2020.
The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances above existing rate allowances are not reflected in rates during the term of the current rate plans. For the Utilities’ customer accounts receivable allowance for uncollectible accounts, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy and bankruptcy rates and aged customer accounts receivable balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries.
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
During the first six months of 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases to the allowance for uncollectible accounts for Con Edison and CECONY were $12 million and $11 million, respectively, for the three months ended June 30, 2020 and $18 million and $16 million, respectively, for the six months ended June 30, 2020.
Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a rollforward by major portfolio segment type for the three and six months ended June 30, 2020:

	For the Three Months Ended June 30, 2020
	Con Edison		CECONY
(Millions of Dollars)	Accounts receivable - customers	Other receivables	Accounts receivable - customers	Other receivables
Allowance for credit losses
Beginning Balance at April 1, 2020	$75	$5	$70	$3
Recoveries	2	—	2	—
Write-offs	(15)	(1)	(14)	—
Reserve adjustments	25	1	23	—
Ending Balance June 30, 2020	$87	$5	$81	$3

	For the Six Months Ended June 30, 2020
	Con Edison		CECONY
(Millions of Dollars)	Accounts receivable - customers	Other receivables	Accounts receivable - customers	Other receivables
Allowance for credit losses
Beginning Balance at January 1, 2020	$70	$4	$65	$3
Recoveries	4	—	4	—
Write-offs	(34)	(1)	(32)	(1)
Reserve adjustments	47	2	44	1
Ending Balance June 30, 2020	$87	$5	$81	$3

General Utility Plant
General utility plant of Con Edison and CECONY included $90 million and $85 million, respectively, at June 30, 2020 and $93 million and $88 million, respectively, at December 31, 2019, related to a May 2018 acquisition of software licenses. The estimated aggregate annual amortization expense related to the software licenses for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $13 million at June 30, 2020 and $10 million at December 31, 2019.

Goodwill
The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of long-lived or intangible assets may not be recoverable at June 30, 2020.

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

In July 2020, PG&E’s plan of reorganization, previously confirmed by the bankruptcy court in June 2020, became effective. The California Public Utilities Commission also approved PG&E’s plan of reorganization and found that it complied with the wildfire fund legislation enacted by California in July 2019. The wildfire fund legislation includes provisions for the establishment of wildfire liquidity and insurance funds and possible limitation of future wildfire liabilities for California utilities. PG&E, Southern California Edison Company and San Diego Gas & Electric Company have agreed to participate in the insurance fund.

The PG&E bankruptcy was an event of default under the PG&E PPAs. Distributions from the related projects to the Clean Energy Businesses were restricted during the pendency of the bankruptcy. As of the effective date of the plan of reorganization, PG&E assumed all of the PG&E PPAs. In July 2020, the Clean Energy Businesses received previously restricted distributions and have resumed distributions for all projects. See “Reconciliation of Cash, Temporary Cash Investments and Restricted Cash,” below.

Also, as a result of PG&E assuming all of the PG&E PPAs and emerging from bankruptcy, the Clean Energy Businesses have received full payment of all past due receivables, and all related project debt with a maturity longer than one year has been reclassified to long-term debt.

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

For the three and six months ended June 30, 2020 and 2019, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2020	2019	2020	2019
Net income for common stock	$190	$152	$565	$576
Weighted average common shares outstanding – basic	334.1	328.3	333.8	325.2
Add: Incremental shares attributable to effect of potentially dilutive securities	0.9	0.9	0.9	0.9
Adjusted weighted average common shares outstanding – diluted	335.0	329.2	334.7	326.1
Net Income per common share – basic	$0.57	$0.46	$1.69	$1.77
Net Income per common share – diluted	$0.57	$0.46	$1.69	$1.77

The computation of diluted EPS for the three and six months ended June 30, 2020 and 2019 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and six months ended June 30, 2020 and 2019, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Beginning balance, accumulated OCI, net of taxes (a)	$(14)	$(12)	$(5)	$(5)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2020 (a)(b)	—	1	1	—
Current period OCI, net of taxes	—	1	1	—
Ending balance, accumulated OCI, net of taxes	$(14)	$(11)	$(4)	$(5)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Beginning balance, accumulated OCI, net of taxes (a)	$(19)	$(16)	$(6)	$(5)
OCI before reclassifications, net of tax of $(1) for Con Edison in 2020 and 2019	4	2	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2020 and 2019 (a)(b)	1	3	2	—
Current period OCI, net of taxes	5	5	2	—
Ending balance, accumulated OCI, net of taxes	$(14)	$(11)	$(4)	$(5)

(a)	Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.

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

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At June 30, 2020 and 2019, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At June 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Cash and temporary cash investments	$1,144	$831	$1,096	$786
Restricted cash (a)	201	139	—	—
Total cash, temporary cash investments and restricted cash	$1,345	$970	$1,096	$786

(a)
Restricted cash included cash of the Clean Energy Businesses' renewable electric production project subsidiaries ($192 million and $138 million at June 30, 2020 and 2019, respectively) that, under the related project debt agreements, is either restricted until the various maturity dates of the project debt to being used for normal operating expenses and capital expenditures, debt service, and required reserves or restricted as a result of the PG&E bankruptcy. During the pendency of the PG&E bankruptcy, cash was not distributed from the related projects to the Clean Energy Businesses. In July 2020, PG&E’s plan of reorganization became effective. In July 2020, the Clean Energy Businesses received previously restricted distributions and have resumed distributions for all projects. See “Long-Lived and Intangible Assets,” above, and Note C. At June 30, 2020, restricted cash included cash deposits held by the Clean Energy Businesses’ battery storage business ($9 million). At June 30, 2019, restricted cash included O&R's New Jersey utility subsidiary, Rockland Electric Company transition bond charge collections, net of principal, interest, trustee and service fees ($1 million).

Note B – Regulatory Matters
COVID-19 Regulatory Matters
Governors, public utility commissions, federal authorities and other regulatory agencies in the states in which the Utilities operate have issued orders related to the COVID-19 pandemic that impact the Utilities as described below.

New York State Regulation
In March 2020, New York State Governor Cuomo declared a State Disaster Emergency for the State of New York, due to the COVID-19 pandemic and signed the "New York State on PAUSE" executive order that closed all non-essential businesses statewide. New York State designated utilities, including CECONY and O&R, as essential businesses that were able to continue a portion of their work during the effectiveness of the PAUSE order. In May 2020, the "New York Forward" plan went into effect. New York Forward is a phased plan to reopen businesses in geographic areas of New York State that meet metrics established by various public health organizations. Since the emergency declaration, and due to economic conditions, the NYSPSC and the Utilities have mitigated the potential impact of the COVID-19 pandemic on the Utilities, their customers and other stakeholders.

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In June 2020, the state of New York enacted a law prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers during the COVID-19 state of emergency. In addition, such prohibition will apply for an additional 180 days after the state of emergency ends for residential customers who have experienced a change in financial circumstances due to the COVID-19 pandemic. The law expires on March 31, 2021. For the three and six months ended June 30, 2020, the estimated foregone revenues that were not collected by the Utilities were approximately $20 million and $23 million, respectively, for CECONY and $1.2 million and $1.4 million, respectively, for O&R. See Note K to the Second Quarter Financial Statements. Also in March 2020, the Utilities requested and the NYSPSC granted extensions to file their 2019 Earnings Adjustment Mechanisms (EAMs) reports, which were filed in July 2020. The earned EAM incentives of approximately $46 million and $3 million for CECONY and O&R, respectively, are expected to be recovered from customers over a twelve-month period beginning September 2020.

As of June 30, 2020, CECONY deferred, for New York City residential customers, $9 million of higher summer generation capacity supply costs. CECONY estimates that a total of $58 million of higher supply costs will be deferred and expects to recover such costs from November 2020 through April 2021. Also in June 2020, the NYSPSC directed CECONY to implement a summer cooling credit program to help mitigate the cost of staying home and running air conditioning for health-vulnerable low-income customers due to the limited availability of public cooling facilities as a result of the COVID-19 social distancing measures. The NYSPSC further ordered that the estimated $70.6 million cost of the program will be recovered over five years, beginning in January 2021.

In June 2020, the NYSPSC established a generic proceeding on the impacts of the COVID-19 pandemic and sought comment on a variety of COVID-19 related issues. In July 2020, the Utilities submitted joint comments with other large utilities in New York State that included a formal request to defer all COVID-19 related costs and for a surcharge mechanism to collect such deferrals based upon the individual utility's need.

The Utilities’ rate plans have revenue decoupling mechanisms in their New York electric and gas businesses that reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC per month and accumulate the deferred balances semi-annually under CECONY's electric rate plan (January through June and July through December, respectively) and annually under CECONY's gas rate plan and O&R New York's electric and gas rate plans (January through December). Differences are accrued with interest each month for CECONY and O&R New York’s electric customers and after the annual deferral period ends for CECONY and O&R New York’s gas customers for refund to, or recovery from customers, as applicable. Generally, the refund to or recovery from customers begins August and February of each year over an ensuing six-month period for CECONY's electric customers and February of each year over an ensuing twelve-month period for CECONY's gas and O&R New York's electric and gas customers.

New Jersey State Regulation
In March 2020, New Jersey Governor Murphy declared a Public Health Emergency and State of Emergency for the State of New Jersey. Since that declaration, the NJBPU and RECO have mitigated the potential impact of the COVID-19 pandemic on RECO, its customers and other stakeholders. New Jersey designated utilities, including RECO, as essential businesses that were able to continue a portion of their work. RECO modified or suspended certain work in the state. In March 2020, RECO began suspending late payment charges, terminations for non-payment, and no access fees during the COVID-19 pandemic. The suspension of these fees is not expected to be material.

In July 2020, the NJBPU authorized RECO and other New Jersey utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020, and through the later of September 30, 2021, or 60 days after the emergency declaration is no longer in effect. As of June 30, 2020, RECO had not yet deferred any incremental costs related to COVID-19 and such costs are not expected to be material.

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

In April 2020, FERC announced it would expeditiously review and act on requests for relief in response to the COVID-19 pandemic, give priority to processing filings that contribute to the business continuity of regulated entities’ energy infrastructure and exercise prosecutorial discretion when addressing events arising during the COVID-19 pandemic. FERC also approved a blanket waiver of requirements in Open Access Transmission Tariffs that require entities to hold meetings in-person and to provide or obtain notarized documents.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At June 30, 2020, the Utilities had not accrued a liability related to this matter.

In March 2018, Winter Storms Riley and Quinn caused damage to the Utilities’ electric distribution systems and interrupted service to approximately 209,000 CECONY customers, 93,000 O&R customers and 44,000 RECO customers. At June 30, 2020, CECONY's costs related to March 2018 storms, including Riley and Quinn, amounted to $134 million, including operation and maintenance expenses reflected in its electric rate plan ($15 million), operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan ($84 million), capital expenditures ($29 million) and removal costs ($6 million). At June 30, 2020, O&R and RECO costs related to 2018 storms amounted to $43 million and $17 million, respectively, most of which were deferred as regulatory assets pursuant to their electric rate plans. In January 2019, O&R began recovering its deferred storm costs over a six-year period in accordance with its New York electric rate plan. In February 2020, RECO began recovering its deferred storm costs over a four-year period in accordance with its New Jersey electric rate plan. The NYSPSC investigated the preparation and response to the storms by CECONY, O&R, and other New York electric utilities, including all aspects of their emergency response plans. In April 2019, following the issuance of a NYSPSC staff report on the investigation, the NYSPSC ordered the utilities to show cause why the NYSPSC should not commence a penalty action against them for violating their emergency response plans. In July 2020, CECONY, O&R and NYSPSC Staff executed a settlement agreement, subject to NYSPSC approval, that resolves this matter. At June 30, 2020, CECONY and O&R accrued $5.6 million and $0.85 million, respectively, for the benefit of electric customers related to this matter.

In July 2018, the NYSPSC commenced an investigation into the rupture of a CECONY steam main located on Fifth Avenue and 21st Street in Manhattan. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of buildings and streets for various periods. The NYSPSC has commenced an investigation. As of June 30, 2020, with respect to the incident, the company incurred operating costs of $17 million for property damage, clean-up and other response costs and invested $9 million in capital and retirement costs. At June 30, 2020, the company accrued $3 million to an Other current liabilities account related to this matter.

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

On July 13, 2019, electric service was interrupted to approximately 72,000 CECONY customers on the west side of Manhattan. The NYSPSC and the Northeast Power Coordinating Council, a regional reliability entity, are investigating the July 13, 2019 power outage. Pursuant to the major outage reliability performance provisions of its electric rate plan, as a result of the July 13, 2019 power outage, CECONY recorded a $5 million negative revenue adjustment. The NYSPSC is also investigating other CECONY power outages that occurred in July 2019, primarily in the Flatbush area of Brooklyn. Primarily due to these outages, pursuant to the rate plan’s annual non-network outage frequency and non-network outage duration reliability performance provisions, the company recorded a $10 million negative revenue adjustment at December 31, 2019. The company is unable to estimate the amount or range of its possible additional loss related to these power outages.

In May 2020, an executive order was issued prohibiting the acquisition, importation, transfer or installation of certain bulk-power system electric equipment that is sourced from foreign adversaries. The scope and effect will be determined by regulations to be issued pursuant to the order. The Companies are unable to predict the impact on them of such regulations.

In August 2020, Tropical Storm Isaias caused significant damage to the Utilities’ electric distribution system and interrupted service to approximately 300,000 CECONY electric customers and approximately 225,000 O&R electric customers. To restore service to their customers and repair their energy systems, the Utilities are incurring operating costs and making capital expenditures, the amount of which the Utilities are unable to estimate at this time. The Utilities’ rate plans provide for operating costs and capital expenditures under different provisions. The Utilities expect that most of their operating expenses attributable to Tropical Storm Isaias will be deferred for recovery as a regulatory asset under their electric rate plans. The Utilities’ capital expenditures, up to specified levels, are reflected in rates under their rate plans. The Utilities’ New York electric rate plans include provisions for revenue decoupling, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved. The provisions of the Utilities’ New York electric rate plans that impose penalties for operating performance provide for exceptions for major storms and catastrophic events beyond the control of the companies, including natural disasters such as hurricanes and floods. In August 2020, New York State Governor Cuomo directed the New York State Department of Public Service to investigate the preparation and performance of New York utilities in connection with Tropical Storm Isaias. The Companies are unable to estimate the amount or range of their possible loss in connection with the storm.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at June 30, 2020 and December 31, 2019 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Regulatory assets
Unrecognized pension and other postretirement costs	$2,072	$2,541	$1,947	$2,403
Environmental remediation costs	729	732	648	647
Revenue taxes	336	321	322	308
Property tax reconciliation	235	219	230	210
Pension and other postretirement benefits deferrals	229	71	196	47
MTA power reliability deferral	212	248	212	248
Deferred derivative losses	142	83	133	76
System peak reduction and energy efficiency programs	103	131	102	130
Municipal infrastructure support costs	72	75	72	75
Deferred storm costs	70	77	—	—
Brooklyn Queens demand management program	37	39	37	39
Meadowlands heater odorization project	34	35	34	35
Gate station upgrade project	28	19	28	19
Unamortized loss on reacquired debt	24	28	22	26
Recoverable REV demonstration project costs	23	21	21	19
Preferred stock redemption	22	22	22	22
Non-wire alternative projects	14	14	14	14
Workers’ compensation	—	3	—	3
Other	224	180	212	166
Regulatory assets – noncurrent	4,606	4,859	4,252	4,487
Deferred derivative losses	106	128	93	113
Recoverable energy costs	11	—	4	—
Regulatory assets – current	117	128	97	113
Total Regulatory Assets	$4,723	$4,987	$4,349	$4,600
Regulatory liabilities
Future income tax	$2,323	$2,426	$2,175	$2,275
Allowance for cost of removal less salvage	1,035	989	884	843
TCJA net benefits*	379	471	366	454
Net proceeds from sale of property	159	173	159	173
Net unbilled revenue deferrals	155	199	155	199
Energy efficiency portfolio standard unencumbered funds	88	122	85	118
Pension and other postretirement benefit deferrals	72	75	40	46
System benefit charge carrying charge	56	48	50	44
Property tax refunds	38	45	38	45
Unrecognized other postretirement costs	33	9	—	—
BQDM and REV Demo reconciliations	26	27	25	26
Settlement of gas proceedings	22	10	22	10
Sales and use tax refunds	18	8	18	8
Earnings sharing - electric, gas and steam	17	22	10	15
Settlement of prudence proceeding	7	8	7	8
Other	224	195	188	163
Regulatory liabilities – noncurrent	4,652	4,827	4,222	4,427
Refundable energy costs	31	44	8	12
Deferred derivative gains	32	34	31	34
Revenue decoupling mechanism	—	24	—	17
Regulatory liabilities – current	63	102	39	63
Total Regulatory Liabilities	$4,715	$4,929	$4,261	$4,490
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

The carrying amounts and fair values of long-term debt at June 30, 2020 and December 31, 2019 were:

(Millions of Dollars)	2020		2019
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$21,114	$25,183	$19,973	$22,738
CECONY	$16,194	$20,001	$14,964	$17,505

(a)
Amounts shown are net of unamortized debt expense and unamortized debt discount of $196 million and $170 million for Con Edison and CECONY, respectively, as of June 30, 2020 and $178 million and $151 million for Con Edison and CECONY, respectively, as of December 31, 2019.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at June 30, 2020 are classified as Level 2 (see Note N).

As a result of the January 2019 PG&E bankruptcy (see "Long-Lived and Intangible Assets" in Note A), during the first quarter of 2019, Con Edison reclassified on its consolidated balance sheet the PG&E-related non-recourse project debt that was included in long-term debt to long-term debt due within one year. At December 31, 2019, long-term debt due within one year included $1,001 million of PG&E-related project debt. At June 30, 2020, due to the likelihood of PG&E’s plan of reorganization becoming effective, the company’s PG&E-related non-recourse project debt with a maturity longer than one year ($898 million) was reclassified from long-term debt due within one year to long-term debt. In July 2020, PG&E’s plan of reorganization became effective, and PG&E assumed all of the PG&E PPAs.

Note D – Short-Term Borrowing
At June 30, 2020, Con Edison had $1,813 million of commercial paper outstanding of which $1,115 million was outstanding under CECONY’s program. The weighted average interest rate at June 30, 2020 was 0.2 percent for both Con Edison and CECONY. At December 31, 2019, Con Edison had $1,692 million of commercial paper outstanding of which $1,137 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2019 was 2.0 percent for both Con Edison and CECONY.

At June 30, 2020 and December 31, 2019, no loans were outstanding under the Companies' December 2016 credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of June 30, 2020 and December 31, 2019.

In July 2020, Con Edison borrowed $820 million pursuant to an April 2020 credit agreement that was amended in June 2020 (as amended, the Supplemental Credit Agreement). Con Edison used the proceeds from the borrowing for general corporate purposes, including repayment of short-term debt bearing interest at variable rates. Pursuant to the Supplemental Credit Agreement, the borrowing bears interest at a variable rate and was converted to a term loan that matures on March 29, 2021 (the “Term Loan”). Con Edison has the option to prepay the Term Loan. Subject to certain exceptions, the Term Loan under the Supplemental Credit Agreement is subject to mandatory prepayment with the net cash proceeds of debt or equity issuances by Con Edison or its non-regulated subsidiaries.

Pursuant to the Supplemental Credit Agreement, upon a change of control of, or upon an event of default by Con Edison, the lenders may declare the Term Loan immediately due and payable. Events of Default include Con Edison exceeding at any time a ratio of consolidated debt to consolidated total capital of 0.65 to 1; having liens on its assets in an aggregate amount exceeding five percent of its consolidated total capital, subject to certain exceptions; Con Edison or any of its subsidiaries failing to make one or more payments in respect of other material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt) when due or within any applicable grace period; the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Service cost – including administrative expenses	$73	$62	$69	$58
Interest cost on projected benefit obligation	137	150	129	141
Expected return on plan assets	(258)	(247)	(245)	(234)
Recognition of net actuarial loss	175	130	165	123
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST	$123	$91	$113	$83
Cost capitalized	(33)	(29)	(32)	(27)
Reconciliation to rate level	(62)	(2)	(59)	(1)
Total expense recognized	$28	$60	$22	$55

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Service cost – including administrative expenses	$147	$125	$137	$117
Interest cost on projected benefit obligation	275	301	258	282
Expected return on plan assets	(517)	(494)	(490)	(468)
Recognition of net actuarial loss	349	259	331	246
Recognition of prior service credit	(8)	(9)	(10)	(10)
TOTAL PERIODIC BENEFIT COST	$246	$182	$226	$167
Cost capitalized	(64)	(55)	(61)	(52)
Reconciliation to rate level	(126)	(7)	(121)	(6)
Total expense recognized	$56	$120	$44	$109

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

Expected Contributions
Based on estimates as of June 30, 2020, Con Edison and CECONY expect to make contributions to the pension plans during 2020 of $474 million (of which $434 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first six months of 2020, the Companies contributed $79 million to the pension plans, of which $78 million was made by CECONY. CECONY also contributed $18 million to the external trust for its non-qualified supplemental plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Service cost	$5	$4	$4	$3
Interest cost on accumulated other postretirement benefit obligation	9	11	8	9
Expected return on plan assets	(16)	(16)	(14)	(14)
Recognition of net actuarial loss/(gain)	3	(2)	3	(2)
Recognition of prior service credit	(1)	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$—	$(4)	$1	$(4)
Cost capitalized	(2)	(2)	(2)	(2)
Reconciliation to rate level	2	3	—	2
Total credit recognized	$—	$(3)	$(1)	$(4)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Service cost	$11	$9	$8	$6
Interest cost on accumulated other postretirement benefit obligation	19	22	16	18
Expected return on plan assets	(33)	(33)	(27)	(27)
Recognition of net actuarial loss/(gain)	30	(4)	29	(5)
Recognition of prior service credit	(2)	(2)	(1)	(1)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$25	$(8)	$25	$(9)
Cost capitalized	(5)	(4)	(3)	(3)
Reconciliation to rate level	(20)	7	(24)	4
Total credit recognized	$—	$(5)	$(2)	$(8)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Expected Contributions
Based on estimates as of June 30, 2020, Con Edison and CECONY expect to make a contribution of $3 million (all of which is to be made by CECONY) to the other postretirement benefit plans in 2020. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2020 and December 31, 2019 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Accrued Liabilities:
Manufactured gas plant sites	$633	$640	$554	$561
Other Superfund Sites	101	94	100	93
Total	$734	$734	$654	$654
Regulatory assets	$729	$732	$648	$647

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
Environmental remediation costs incurred related to Superfund Sites for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Remediation costs incurred	$3	$8	$3	$6

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Remediation costs incurred	$8	$11	$8	$8

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and six months ended June 30, 2020 and 2019.
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

Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At June 30, 2020, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at June 30, 2020 and December 31, 2019 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$75	$78	$70	$73
Regulatory assets – workers’ compensation	$—	$3	$—	$3

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company has notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. The company is unable to estimate the amount or range of its possible loss for damages related to the incident. At June 30, 2020, the company had not accrued a liability for damages related to the incident.

Other Contingencies
For information about the PG&E bankruptcy, see "Long-Lived and Intangible Assets" in Note A and Note C. Also, for additional contingencies, see "Other Regulatory Matters" in Note B and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements totaled $1,944 million and $1,831 million at June 30, 2020 and December 31, 2019, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these agreements at June 30, 2020 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$362	$186	$—	$548
Energy transactions	447	48	233	728
Renewable electric production projects	207	9	382	598
Other	70	—	—	70
Total	$1,086	$243	$615	$1,944

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

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Operating lease cost	$21	$21	$16	$16
Operating lease cash flows	$8	$9	$4	$4

	For the Six Months Ended June 30, 2020
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Operating lease cost	$42	$41	$32	$32
Operating lease cash flows	$16	$17	$8	$8

As of June 30, 2020, assets recorded as finance leases were $3 million for Con Edison and $2 million for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $3 million and $1 million, respectively. As of December 31, 2019, assets recorded as finance leases were $1 million for Con Edison and an immaterial amount for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $5 million and $3 million, respectively.

For the three and six months ended June 30, 2020 and 2019, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $5 million and $1 million, respectively, for the three and six months ended June 30, 2020.

Other information related to leases for Con Edison and CECONY at June 30, 2020 and December 31, 2019 were as follows:

	Con Edison		CECONY
	2020	2019	2020	2019
Weighted Average Remaining Lease Term:
Operating leases	19.2 years	19.8 years	13.5 years	14.0 years
Finance leases	7.5 years	12.2 years	4.4 years	2.4 years
Weighted Average Discount Rate:
Operating leases	4.3%	4.3%	3.6%	3.6%
Finance leases	1.8%	3.5%	1.4%	4.1%

Future minimum lease payments under non-cancellable leases at June 30, 2020 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending June 30,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2021	$80	$1	$60	$1
2022	76	1	57	1
2023	73	—	56	—
2024	73	—	56	—
2025	74	—	57	—
All years thereafter	993	1	504	—
Total future minimum lease payments	$1,369	$3	$790	$2
Less: imputed interest	(475)	—	(167)	—
Total	$894	$3	$623	$2
Reported as of June 30, 2020
Operating lease liabilities (current)	$83	$—	$64	$—
Operating lease liabilities (noncurrent)	811	—	559	—
Other current liabilities	—	1	—	1
Other noncurrent liabilities	—	2	—	1
Total	$894	$3	$623	$2

At June 30, 2020, the Companies did not have material obligations under operating or finance leases that had not yet commenced.

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three and six months ended June 30, 2020 and 2019.

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

Under the CARES Act, Con Edison will carryback its $29 million NOL from tax year 2018 to tax year 2013 generating a $2.5 million net tax refund for which a tax receivable was established in the first quarter of 2020. In addition, Con Edison recognized a discrete income tax benefit of $4 million in the first quarter of 2020, due to the higher federal statutory tax rate in 2013. The 2018 federal NOL was recorded at 21 percent and will be carried back to tax year 2013, which had a 35 percent federal statutory tax rate. This tax benefit was primarily recognized at the Clean Energy Businesses.

Con Edison’s income tax expense decreased to $9 million for the three months ended June 30, 2020 from $19 million for the three months ended June 30, 2019. The decrease in income tax expense is primarily due to an increase in the amortization of excess deferred federal income taxes due to CECONY’s new rate plan beginning in the first quarter of 2020, offset in part by higher income before income tax expense, the absence of the amortization of excess deferred state income taxes, higher state income taxes and higher allowance for uncollectible accounts.

CECONY’s income tax expense decreased to $7 million for the three months ended June 30, 2020 from $27 million for the three months ended June 30, 2019. The decrease in income tax expense is primarily due to lower income before income tax expense and an increase in the amortization of excess deferred federal income taxes due to CECONY’s new rate plan beginning in the first quarter of 2020, offset in part by the absence of the amortization of excess deferred state income taxes and higher allowance for uncollectible accounts.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended June 30, 2020 and 2019 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2020	2019	2020	2019
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax	6	6	6	5
Amortization of excess deferred federal income taxes	(20)	(9)	(25)	(9)
Taxes attributable to non-controlling interest	(2)	(4)	—	—
Cost of removal	4	2	5	2
Other plant-related items	(3)	(1)	(4)	(1)
Allowance for uncollectible accounts	1	—	1	—
Renewable energy credits	(4)	(4)	—	—
Amortization of excess deferred state income taxes	—	(2)	—	(2)
Other	1	1	—	(1)
Effective tax rate	4%	10%	4%	15%

Con Edison’s income tax expense decreased to $64 million for the six months ended June 30, 2020 from $127 million for the six months ended June 30, 2019. The decrease in income tax expense is primarily due to lower income before income tax expense, an increase in the amortization of excess deferred federal income taxes due to CECONY’s new rate plan beginning in the first quarter of 2020, higher renewable energy credits and a $4 million income tax benefit due to the ability to carryback a net operating loss from the 2018 tax year to the 2013 tax year as allowed under the CARES Act, offset in part by the absence of the amortization of excess deferred state income taxes and higher allowance for uncollectible accounts.

CECONY’s income tax expense decreased to $102 million for the six months ended June 30, 2020 from $151 million for the six months ended June 30, 2019. The decrease in income tax expense is primarily due to lower income before income tax expense, lower state income taxes and an increase in the amortization of excess deferred federal income taxes due to CECONY’s new rate plan beginning in the first quarter of 2020, offset in part by the absence of the amortization of excess deferred state income taxes and higher allowance for uncollectible accounts.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the six months ended June 30, 2020 and 2019 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2020	2019	2020	2019
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax	5	5	5	5
Amortization of excess deferred federal income taxes	(12)	(4)	(12)	(4)
Taxes attributable to non-controlling interest	(1)	(1)	—	—
Cost of removal	2	1	2	1
Other plant-related items	(2)	(1)	(2)	—
Renewable energy credits	(3)	(2)	—	—
CARES Act NOL carryback	(1)	—	—	—
Amortization of excess deferred state income taxes	—	(1)	—	(1)
Other	1	(1)	1	(1)
Effective tax rate	10%	17%	15%	21%

CECONY deferred as regulatory liabilities its estimated net benefits for its electric service under the TCJA for the six months ended June 30, 2019. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes the utilities collected from customers that will not need to be paid to the Internal Revenue Service under the TCJA. See “Other Regulatory Matters” in Note B.

Under CECONY’s new electric rate plan that began in the first quarter of 2020, the deferral of its net benefits for its electric service ceased and is included in its new rates. Additionally, the amortization of the unprotected excess deferred federal income taxes for its electric and gas services is being amortized over a five-year period, which increased the tax benefit in the first six months of 2020.

Uncertain Tax Positions
At June 30, 2020, the estimated liability for uncertain tax positions for Con Edison was $13 million ($3 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $1 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is immaterial. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $13 million ($12 million, net of federal taxes) with $3 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In the six months ended June 30, 2020, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At June 30, 2020 and December 31, 2019, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three and six months ended June 30, 2020 and 2019, revenue from contracts with customers as defined in ASC Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended June 30, 2020				For the Three Months Ended June 30, 2019
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$1,781		$64	$1,845	$1,751		$82	$1,833
Gas	399		17	416	400		8	408
Steam	81		3	84	86		4	90
Total CECONY	$2,261		$84	$2,345	$2,237		$94	$2,331
O&R
Electric	139		(1)	138	140		(2)	138
Gas	37		—	37	39		2	41
Total O&R	$176		$(1)	$175	$179		$—	$179
Clean Energy Businesses
Renewables	178	(b)	—	178	171	(b)	—	171
Energy services	11		—	11	16		—	16
Other	—		9	9	—		46	46
Total Clean Energy Businesses	$189		$9	$198	$187		$46	$233
Con Edison Transmission	1		—	1	1		—	1
Total Con Edison	$2,627		$92	$2,719	$2,604		$140	$2,744
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the totals for Renewables revenue at the Clean Energy Businesses is $2 million and $4 million for the three months ended June 30, 2020 and 2019, respectively, of revenue related to engineering, procurement and construction services.

	For the Six Months Ended June 30, 2020				For the Six Months Ended June 30, 2019
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$3,514		$102	$3,616	$3,465		$165	$3,630
Gas	1,232		18	1,250	1,310		20	1,330
Steam	325		9	334	402		9	411
Total CECONY	$5,071		$129	$5,200	$5,177		$194	$5,371
O&R
Electric	267		7	274	283		—	283
Gas	130		4	134	153		1	154
Total O&R	$397		$11	$408	$436		$1	$437
Clean Energy Businesses
Renewables	292	(b)	—	292	278	(b)	—	278
Energy services	22		—	22	39		—	39
Other	—		30	30	—		133	133
Total Clean Energy Businesses	$314		$30	$344	$317		$133	$450
Con Edison Transmission	2		—	2	2		—	2
Other (c)	—		(1)	(1)	—		(2)	(2)
Total Con Edison	$5,784		$169	$5,953	$5,932		$326	$6,258

(a)
For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.

(b) Included within the totals for Renewables revenue at the Clean Energy Businesses is $4 million and $6 million for the six months ended June 30, 2020 and 2019, respectively, of revenue related to engineering, procurement and construction services.

(c)	Parent company and consolidation adjustments.

	2020			2019
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$29	$17		$29	$20
Additions (c)	58	31		44	—
Subtractions (c)	65	1	(d)	38	2	(d)
Ending balance as of June 30,	$22	$47		$35	$18

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

(d)	Of the subtractions from unearned revenue, $1 million and $2 million were included in the balances as of January 1, 2020 and 2019, respectively.

As of June 30, 2020, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services is $70 million, of which $34 million will be recognized within the next two years, and the remaining $36 million will be recognized pursuant to long-term service and maintenance agreements.

In March 2020, the Utilities began suspending new late payment charges and certain other fees for all customers. The estimated amount of these foregone revenues for the three months ended June 30, 2020 was $21 million and $20 million for Con Edison and CECONY, respectively. The estimated amount of these foregone revenues for the six months ended June 30, 2020 was $24 million and $23 million for Con Edison and CECONY, respectively. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. See "COVID-19 Regulatory Matters" in Note B.

Note L – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019
CECONY
Electric	$1,845	$1,833	$4	$5	$301	$261	$318	$314
Gas	416	408	2	2	72	56	105	94
Steam	84	90	19	16	23	22	(34)	(32)
Consolidation adjustments	—	—	(25)	(23)	—	—	—	—
Total CECONY	$2,345	$2,331	$—	$—	$396	$339	$389	$376
O&R
Electric	$138	$138	$—	$—	$16	$15	$13	$16
Gas	37	41	—	—	7	6	(3)	(3)
Total O&R	$175	$179	$—	$—	$23	$21	$10	$13
Clean Energy Businesses	$198	$233	$—	$—	$57	$58	$82	$72
Con Edison Transmission	1	1	—	—	—	—	(1)	(2)
Other (a)	—	—	—	—	—	—	(1)	(1)
Total Con Edison	$2,719	$2,744	$—	$—	$476	$418	$479	$458
(a) Parent company and consolidation adjustments. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019
CECONY
Electric	$3,616	$3,630	$9	$9	$598	$518	$600	$571
Gas	1,250	1,330	3	3	143	111	474	438
Steam	334	411	38	35	45	44	58	92
Consolidation adjustments	—	—	(50)	(47)	—	—	—	—
Total CECONY	$5,200	$5,371	$—	$—	$786	$673	$1,132	$1,101
O&R
Electric	$274	$283	$—	$—	$32	$30	$27	$31
Gas	134	154	—	—	13	12	38	36
Total O&R	$408	$437	$—	$—	$45	$42	$65	$67
Clean Energy Businesses	$344	$450	$—	$—	$115	$116	$96	$83
Con Edison Transmission	2	2	—	—	—	—	(3)	(3)
Other (a)	(1)	(2)	—	—	—	—	(3)	(4)
Total Con Edison	$5,953	$6,258	$—	$—	$946	$831	$1,287	$1,244
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

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at June 30, 2020 and December 31, 2019 were:

(Millions of Dollars)	2020				2019
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$57	$32	$89	(b)	$60	$(3)	$57	(b)
Noncurrent	15	(11)	4		19	(13)	6	(d)
Total fair value of derivative assets	$72	$21	$93		$79	$(16)	$63
Fair value of derivative liabilities
Current	$(137)	$(33)	$(170)	(c)	$(140)	$17	$(123)	(d)
Noncurrent	(255)	13	(242)	(c)	(122)	16	(106)	(d)
Total fair value of derivative liabilities	$(392)	$(20)	$(412)		$(262)	$33	$(229)
Net fair value derivative assets/(liabilities)	$(320)	$1	$(319)		$(183)	$17	$(166)
CECONY
Fair value of derivative assets
Current	$41	$(22)	$19	(b)	$39	$(6)	$33	(b)
Noncurrent	13	(9)	4		17	(12)	5
Total fair value of derivative assets	$54	$(31)	$23		$56	$(18)	$38
Fair value of derivative liabilities
Current	$(93)	$24	$(69)		$(100)	$19	$(81)
Noncurrent	(138)	10	(128)		(80)	16	(64)
Total fair value of derivative liabilities	$(231)	$34	$(197)		$(180)	$35	$(145)
Net fair value derivative assets/(liabilities)	$(177)	$3	$(174)		$(124)	$17	$(107)

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

(b)
At June 30, 2020 and December 31, 2019, margin deposits for Con Edison ($7 million and $9 million, respectively) and CECONY ($6 million and $8 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

(c)
Includes amounts for interest rate swaps of $(21) million in current liabilities and $(108) million in noncurrent liabilities. At June 30, 2020, the Clean Energy Businesses had interest rate swaps with notional amounts of $892 million. The expiration dates of the swaps range from 2024-2041.

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

The Clean Energy Businesses record realized and unrealized gains and losses on their derivative contracts in gas purchased for resale and non-utility revenue in the reporting period in which they occur. The Clean Energy Businesses record changes in the fair value of their interest rate swaps in other interest expense at the end of each reporting period. Management believes that these derivative instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and interest rates.

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2020 and 2019:

		For the Three Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2020	2019	2020	2019
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(2)	$(16)	$(2)	$(15)
Noncurrent	Deferred derivative gains	(6)	(2)	(6)	—
Total deferred gains/(losses)		$(8)	$(18)	$(8)	$(15)
Current	Deferred derivative losses	$36	$(36)	$32	$(34)
Current	Recoverable energy costs	(45)	(41)	(40)	(37)
Noncurrent	Deferred derivative losses	(13)	(74)	(15)	(68)
Total deferred gains/(losses)		$(22)	$(151)	$(23)	$(139)
Net deferred gains/(losses)		$(30)	$(169)	$(31)	$(154)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Non-utility revenue	$1	$7	$—	$—
	Other operations and maintenance expense	2	—	2	—
	Other interest expense	(4)	(24)	—	—
Total pre-tax gains/(losses) recognized in income		$(1)	$(17)	$2	$—

		For the Six Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2020	2019	2020	2019
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(3)	$(12)	$(3)	$(11)
Noncurrent	Deferred derivative gains	(3)	(8)	(3)	(6)
Total deferred gains/(losses)		$(6)	$(20)	$(6)	$(17)
Current	Deferred derivative losses	$22	$(39)	$20	$(34)
Current	Recoverable energy costs	(140)	(59)	(126)	(51)
Noncurrent	Deferred derivative losses	(58)	(100)	(58)	(95)
Total deferred gains/(losses)		$(176)	$(198)	$(164)	$(180)
Net deferred gains/(losses)		$(182)	$(218)	$(170)	$(197)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$(3)	$(2)	$—	$—
	Non-utility revenue	5	15	—	—
	Other operations and maintenance expense	(5)	1	(5)	1
	Other interest expense	(89)	(34)	—	—
Total pre-tax gains/(losses) recognized in income		$(92)	$(20)	$(5)	$1

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at June 30, 2020:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	33,140,975	39,561	286,817,088	9,744,000
CECONY	30,767,675	33,900	268,660,000	9,744,000

(a)	Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.

(b)	Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

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
At June 30, 2020, Con Edison and CECONY had $222 million and $19 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $94 million with independent system operators, $57 million with non-investment grade/non-rated counterparties, $57 million with investment-grade counterparties and $14 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $10 million with commodity exchange brokers, $9 million with investment-grade counterparties and an immaterial amount with non-investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at June 30, 2020:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$195		$179
Collateral posted	123		111
Additional collateral (b) (downgrade one level from current ratings)	15		9
Additional collateral (b) (downgrade to below investment grade from current ratings)	84	(c)	67	(c)

(a)
Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post $20 million of additional collateral at June 30, 2020. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.

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

(c)
Derivative instruments that are net assets have been excluded from the table. At June 30, 2020, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $37 million.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are summarized below.

	2020					2019
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$14	$44	$2	$41	$101	$4	$61	$2	$4	$71
Interest rate swaps (a)(b)(c)	—	—	—	—	—	—	1	—	—	1
Other (a)(b)(d)	375	116	—	—	491	353	125	—	—	478
Total assets	$389	$160	$2	$41	$592	$357	$187	$2	$4	$550
Derivative liabilities:
Commodity (a)(b)(c)	$12	$221	$16	$33	$282	$18	$174	$18	$(22)	$188
Interest rate swaps (a)(b)(c)	—	130	—	—	130	—	41	—	—	41
Total liabilities	$12	$351	$16	$33	$412	$18	$215	$18	$(22)	$229
CECONY
Derivative assets:
Commodity (a)(b)(c)	$11	$31	$1	$(15)	$28	$3	$42	$1	$—	$46
Other (a)(b)(d)	356	111	—	—	467	333	119	—	—	452
Total assets	$367	$142	$1	$(15)	$495	$336	$161	$1	$—	$498
Derivative liabilities:
Commodity (a)(b)(c)	$10	$201	$8	$(22)	$197	$15	$147	$7	$(24)	$145

(a)
The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had no transfers between levels 1, 2, and 3 during the six months ended June 30, 2020. Con Edison and CECONY had $24 million and $22 million, respectively, of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2019 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2019 to less than three years as of December 31, 2019.

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

(c)
The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2020 and December 31, 2019, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

	Fair Value of Level 3 at June 30, 2020	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(1)	Discounted Cash Flow	Forward energy prices (a)	$21.00 - $62.76 per MWh
	(14)	Discounted Cash Flow	Forward capacity prices (a)	$0.30 - $8.75 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(24.58) - $46.10 per MWh
Total Con Edison—Commodity	$(14)
CECONY – Commodity
Electricity	$(1)	Discounted Cash Flow	Forward energy prices (a)	$23.02 - $62.76 per MWh
	(7)	Discounted Cash Flow	Forward capacity prices (a)	$0.30 - $8.62 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.32 - $1.51 per MWh
Total CECONY—Commodity	$(7)

(a)	Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.

(b)	Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2020 and 2019 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Beginning balance as of April 1,	$(13)	$(19)	$(6)	$(5)
Included in earnings	(2)	—	(1)	1
Included in regulatory assets and liabilities	—	(27)	1	(25)
Settlements	1	—	(1)	(1)
Ending balance as of June 30,	$(14)	$(46)	$(7)	$(30)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Beginning balance as of January 1,	$(16)	$(13)	$(6)	$(2)
Included in earnings	(7)	(4)	(3)	1
Included in regulatory assets and liabilities	1	(31)	(1)	(28)
Settlements	8	2	3	(1)
Ending balance as of June 30,	$(14)	$(46)	$(7)	$(30)

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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues (immaterial for both periods) on the consolidated income statement for the three months ended June 30, 2020 and 2019. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($1 million gain and $1 million loss) on the consolidated income statement for the six months ended June 30, 2020 and 2019. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at June 30, 2020 and 2019 is included in non-utility revenues (immaterial for both periods) on the consolidated income statement for the three months ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, the change in fair value relating to Level 3 commodity derivatives assets and liabilities is included in non-utility revenues ($1 million gain and $1 million loss) on the consolidated income statement.

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

Clean Energy Businesses
In September 2019, the Clean Energy Businesses, which previously owned an 80 percent membership interest in OCI Solar San Antonio 4 LLC (Texas Solar 4), acquired the remaining 20 percent interest. As a result of the acquisition, Texas Solar 4 is a consolidated entity. Prior to the acquisition, Con Edison had a variable interest in Texas Solar 4, as to which Con Edison was the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 was held by the Clean Energy Businesses. Texas Solar 4 owns a project company that developed a 40 MW (AC) solar electric production project. Electricity generated by the project is sold pursuant to a long-term power purchase agreement. Con Edison's earnings from Texas Solar 4 for the three and six months ended June 30, 2019 were immaterial.

In December 2018, the Clean Energy Businesses completed its acquisition of Sempra Solar Holdings, LLC. Included in the acquisition were certain operating projects (Tax Equity Projects) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects are consolidated entities in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects is held by the Clean Energy Businesses. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements. For the three months ended June 30, 2020, the hypothetical liquidation at book value (HLBV) method of accounting for the Tax Equity Projects resulted in $12 million of income ($9 million, after tax) for the tax equity investor and $4 million of income ($3 million, after tax) for Con Edison. For the three months ended June 30, 2019, the HLBV method of accounting for the Tax Equity Projects resulted in $28 million of income ($21 million, after tax) for the tax equity investor and $15 million loss ($12 million, after tax) for Con Edison. For the six months ended June 30, 2020, the HLBV method of accounting for the Tax Equity Projects resulted in $29 million of income ($22 million, after tax) for the tax equity investor and a $10 million loss ($8 million, after tax) for Con Edison. For the six months ended June 30, 2019, the HLBV method of accounting for the Tax Equity Projects resulted in $49 million of income ($37 million, after tax) for the tax equity investor and a $34 million loss ($26 million, after tax) for Con Edison.

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

At June 30, 2020 and December 31, 2019, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)
(Millions of Dollars)	2020	2019	2020	2019
Non-utility property, less accumulated depreciation (f)(g)	$288	$293	$453	$461
Other assets	45	40	189	128
Total assets (a)	$333	$333	$642	$589
Other liabilities	15	17	69	18
Total liabilities (b)	$15	$17	$69	$18

(a)	The assets of the Tax Equity Projects represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.

(b)	The liabilities of the Tax Equity Projects represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.

(c)	Con Edison did not provide any financial or other support during the year that was not previously contractually required.

(d)
Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $73 million and $62 million at June 30, 2020 and December 31, 2019, respectively.

(e)
Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $140 million and $126 million at June 30, 2020 and December 31, 2019, respectively.

(f)	Non-utility property is reduced by accumulated depreciation of $13 million for Great Valley Solar and $23 million for Copper Mountain - Mesquite Solar at June 30, 2020.

(g)	Non-utility property is reduced by accumulated depreciation of $9 million for Great Valley Solar and $15 million for Copper Mountain - Mesquite Solar at December 31, 2019.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2019 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File Nos. 1-14514 and 1-1217).

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

In January 2019, due to gas supply constraints, CECONY filed notice with the NYSPSC to establish a temporary moratorium beginning in March 2019 on new applications for firm gas service in most of Westchester County. In July 2020, the company filed a gas planning analysis with the NYSPSC that stated the moratorium is expected to be lifted when increased pipeline capacity is achieved upon completion of the Tennessee pipeline’s 300L East project or peak demand is reduced through efficiency and other demand side reductions to a level that would enable the company to lift the moratorium. Assuming timely regulatory approvals, the Tennessee pipeline project is expected to be completed by November 2023.

In June 2020, CECONY decreased its five-year forecast of average annual growth of the peak gas demand in its service area at design conditions from approximately 1.5 percent (for 2020 to 2024) to approximately 1.4 percent (for 2021 to 2025). The decrease reflects the negative impact the current economy is expected to have on large new construction as well as the projected number of applications for firm gas service in CECONY's service territory. The decrease also reflects an expected increase in customers’ energy efficiency measures and electrification of space heating.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 17,837 MMlb of steam annually to approximately 1,584 customers in parts of Manhattan.

In May 2020, CECONY's five-year forecast of average annual change in the peak steam demand in its service area at design conditions remained unchanged at approximately (0.4) percent (for 2021 to 2025).

Collective Bargaining Agreement
In June 2020, CECONY reached a four-year collective bargaining agreement with its largest union covering approximately 7,100 employees, effective June 21, 2020.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

In June 2020, O&R decreased its five-year forecast of average annual growth of the peak gas demand in its service area at design conditions from approximately 0.7 percent (for 2020 to 2024) to approximately 0.2 percent (for 2021 to 2025). The decrease reflects an expected increase in customers' energy efficiency measures and electrification of space heating.

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

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC (NY Transco), which owns and has been selected to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC, a joint venture that owns and operates an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. Also, CET Gas and

CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation, which owns and operates a gas storage facility in upstate New York. In addition, CET Gas owns a 12.1 percent interest (that is expected to be reduced below 10 percent based on the current project cost estimate) in Mountain Valley Pipeline LLC, a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended June 30, 2020				For the Six Months Ended June 30, 2020				At June 30, 2020
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,345	86%	$152	80%	$5,200	87%	$558	99%	$47,324	80%
O&R	175	7	(2)	(1)	408	7	29	5	3,009	5
Total Utilities	2,520	93	150	79	5,608	94	587	104	50,333	85
Clean Energy Businesses (a)	198	7	34	18	344	6	(49)	(9)	6,719	11
Con Edison Transmission	1	—	14	7	2	—	28	5	1,640	3
Other (b)	—	—	(8)	(4)	(1)	—	(1)	—	389	1
Total Con Edison	$2,719	100%	$190	100%	$5,953	100%	$565	100%	$59,081	100%

(a)
Net income for common stock from the Clean Energy Businesses for the three and six months ended June 30, 2020 includes $(2) million and $(65) million, respectively, of net after-tax mark-to-market losses and reflects $9 million (after-tax) and $22 million (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note O to the Second Quarter Financial Statements.

(b)	Other includes parent company and consolidation adjustments.

Coronavirus Disease 2019 (COVID-19) Impacts
The Companies continue to respond to the Coronavirus Disease 2019 (COVID-19) global pandemic by reducing the potential risks posed to employees, customers and other stakeholders by its spread. The Companies continue to employ an incident command structure led by a pandemic planning team. The Companies support employee and facility hygiene through mandatory pre-entry symptom surveys for employees arriving at critical locations, regular cleaning and disinfecting of all work and common areas, promoting social distancing, imposing travel limitations on employees and directing employees to work remotely whenever possible. Employees who test positive for COVID-19 are directed to quarantine at home and are closely evaluated for close, prolonged contact with other employees that would require those employees to quarantine at home and, following the Centers for Disease Control and Prevention guidelines, sick or quarantined employees return to work when they can safely do so. The Utilities continue to provide critical electric, gas and steam service to customers during the pandemic. Additional safety protocols have been implemented to protect employees, customers and the public, when work at customer premises is required.

Below is additional information related to the effects of the COVID-19 pandemic and the Companies’ actions.

New York State Regulation
In March 2020, New York State Governor Cuomo declared a State Disaster Emergency for the State of New York, due to the COVID-19 pandemic and signed the "New York State on PAUSE" executive order that closed all non-essential businesses statewide. New York State designated utilities, including CECONY and O&R, as essential businesses that were able to continue a portion of their work during the effectiveness of the PAUSE order. In May 2020, the "New York Forward" plan went into effect. New York Forward is a phased plan to reopen businesses in geographic areas of New York State that meet metrics established by various public health organizations. Since the emergency declaration, and due to economic conditions, the NYSPSC and the Utilities have mitigated the potential impact of the COVID-19 pandemic on the Utilities, their customers and other stakeholders. See "COVID-19 Regulatory Matters" in Note B to the Second Quarter Financial Statements.

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In June 2020, the state of New York enacted a law prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers during the COVID-19 state of emergency. In addition, such prohibition will apply for an additional 180 days after the state of emergency ends for residential customers who have experienced a change in financial circumstances due to the COVID-19 pandemic. The law expires on March 31, 2021. For the three and six months ended June 30, 2020, the estimated foregone revenues that were not collected by the Utilities were approximately $20 million and $23 million, respectively, for CECONY and $1.2 million and $1.4 million, respectively, for O&R. Also in March 2020, the Utilities requested and the NYSPSC granted extensions to file their 2019 Earnings Adjustment Mechanisms (EAMs) reports, which were filed in July 2020. The earned EAM incentives of approximately $46 million and $3 million for CECONY and O&R, respectively, are expected to be recovered from customers over a twelve-month period beginning September 2020.
See "COVID-19 Regulatory Matters" in Note B and Note K to the Second Quarter Financial Statements.

As of June 30, 2020, CECONY deferred, for New York City residential customers, $9 million of higher summer generation capacity supply costs. CECONY estimates that a total of $58 million of higher supply costs will be deferred and expects to recover such costs from November 2020 through April 2021. Also in June 2020, the NYSPSC directed CECONY to implement a summer cooling credit program to help mitigate the cost of staying home and running air conditioning for health-vulnerable low-income customers due to the limited availability of public cooling facilities as a result of the COVID-19 social distancing measures. The NYSPSC further ordered that the estimated $70.6 million cost of the program will be recovered over five years, beginning in January 2021.

In June 2020, the NYSPSC established a generic proceeding on the impacts of the COVID-19 pandemic and sought comment on a variety of COVID-19 related issues. In July 2020, the Utilities submitted joint comments with other large utilities in New York State that included a formal request to defer all COVID-19 related costs and for a surcharge mechanism to collect such deferrals based upon the individual utility's need.

The Utilities’ rate plans have revenue decoupling mechanisms in their New York electric and gas businesses that reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC. See "COVID-19 Regulatory Matters" in Note B to the Second Quarter Financial Statements and “Liquidity and Financing,” below.

New Jersey State Regulation
In March 2020, New Jersey Governor Murphy declared a Public Health Emergency and State of Emergency for the State of New Jersey. Since that declaration, the NJBPU and RECO have mitigated the potential impact of the COVID-19 pandemic on RECO, its customers and other stakeholders. New Jersey designated utilities, including RECO, as essential businesses that were able to continue a portion of their work. RECO modified or suspended certain work in the state. In March 2020, RECO began suspending late payment charges, terminations for non-payment, and no access fees during the COVID-19 pandemic. The suspension of these fees is not expected to be material. See "COVID-19 Regulatory Matters" in Note B and Note K to the Second Quarter Financial Statements.

In July 2020, the NJBPU authorized RECO and other New Jersey utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020, and through the later of September 30, 2021, or 60 days after the emergency declaration is no longer in effect. As of June 30, 2020, RECO had not yet deferred any incremental costs related to COVID-19 and such costs are not expected to be material.

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

In April 2020, FERC announced it would expeditiously review and act on requests for relief in response to the COVID-19 pandemic, give priority to processing filings that contribute to the business continuity of regulated entities’ energy infrastructure and exercise prosecutorial discretion when addressing events arising during the COVID-19 pandemic. FERC also approved a blanket waiver of requirements in Open Access Transmission Tariffs that require entities to hold meetings in-person and to provide or obtain notarized documents. See "COVID-19 Regulatory Matters" in Note B” to the Second Quarter Financial Statements.

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

In April 2020, the NYSPSC issued an order that extended the deadlines to complete certain gas inspections by all New York gas utilities, including CECONY and O&R, from April 1, 2020 to August 1, 2020. See "COVID-19 Regulatory Matters" in Note B to the Second Quarter Financial Statements.

Impact of CARES Act on Accounting for Income Taxes
In response to the economic impacts of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act became law on March 27, 2020. The CARES Act has several key business tax relief measures that may present potential cash benefits and/or refund opportunities for Con Edison and its subsidiaries, including permitting a five-year carryback of a net operating loss (NOL) for tax years 2018, 2019 and 2020, temporary removal of the 80 percent limitation of NOL carryforwards against taxable income for tax years before 2021, temporary relaxation of the limitations on interest deductions, Employee Retention Credit and defer payments of employer payroll taxes.

Con Edison will carryback its NOL of $29 million from tax year 2018 back to tax year 2013. This will allow Con Edison, mostly at the Clean Energy Businesses, to receive a $2.5 million net tax refund and to recognize a discrete income tax benefit of $4 million in March 2020, due to the higher federal tax rate in 2013. See Note J to the Second Quarter Financial Statements. Con Edison and its subsidiaries are not expecting to have a federal NOL in tax years 2019 or 2020.

Con Edison and its subsidiaries expect to benefit by the increase in the percentage for calculating the limitation on the interest expense deduction from 30 percent of Adjusted Taxable Income (ATI) to 50 percent of ATI in 2019 and 2020, which may allow the Companies to deduct 100 percent of interest expense.

The Companies qualify for an Employee Retention Tax Credit created under the CARES Act for "eligible employers" related to governmental authorities imposing restrictions that partially suspended their operations for a portion of their workforce due to the COVID-19 pandemic and the Companies continued to pay them. In the second quarter of 2020, Con Edison and CECONY recognized a tax benefit to Taxes, other than income taxes expense of $8 million and $5 million, respectively.

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

Supply Chain Matters
The Utilities continue to procure the materials and services necessary to support the phased plan to reopen businesses in New York State, which includes building an inventory of pandemic-related materials to address anticipated future needs. They maintain regular communications with key suppliers. There are currently no significant supply chain-related shortages or issues.

The Clean Energy Businesses have appropriate assets available to them and currently do not anticipate constraints in completing and placing into service wind and solar projects currently under construction.

Cybersecurity
In April 2020, the United States Homeland Security Cybersecurity and Infrastructure Security Agency issued a joint alert with another agency stating that there has been a growing use of COVID-19 related themes by malicious cyber actors and the surge in teleworking has increased the use of potentially vulnerable services, amplifying the threat to individuals and organizations. The Companies, their contractors and vendors have experienced cyber threats, but none have had a material impact on the Companies. The Companies continue to monitor cybersecurity threats closely.

Accounting Considerations
As a result of the COVID-19 pandemic, both commercial and residential customers may have increased difficulty paying their utility bills, as a result of a decline in business, bankruptcies, layoffs and furloughs, among other factors. CECONY and O&R have existing allowances for uncollectible accounts established against their customer accounts receivable balances which are reevaluated each quarter and updated accordingly. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances are not reflected in rates during the term of the current rate plans. During the first six months of 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates, resulting in increases to the customer allowance for uncollectible accounts as detailed herein. CECONY’s and O&R’s allowances for uncollectible accounts reserve increased from $65 million and $4.6 million at December 31, 2019 to $81 million and $6.0 million at June 30, 2020, respectively. See Note A to the Second Quarter Financial Statements.

The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of long-lived or intangible assets may not be recoverable at June 30, 2020. See Note A to the Second Quarter Financial Statements.

Liquidity and Financing
The Companies continue to monitor the impacts of the COVID-19 pandemic on the financial markets closely, including borrowing rates and daily cash collections. The Companies have been able to issue commercial paper as needed since the start of the COVID-19 pandemic in March 2020. See Note D to the Second Quarter Financial Statements.

In addition, the decline in business activity in the Utilities’ service territory as a result of the COVID-19 pandemic has resulted in lower billed sales revenues and may continue to do so. The Utilities’ rate plans have revenue decoupling mechanisms in their New York electric and gas businesses that reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC per month and accumulate the deferred balances semi-annually under CECONY's electric rate plan (January through June and July through December, respectively) and annually under CECONY's gas rate plan and O&R New York's electric and gas rate plans (January through December). Differences are accrued with interest each month for CECONY and O&R New York’s electric customers and after the annual deferral period ends for CECONY and O&R New York’s gas customers for refund to, or recovery from customers, as applicable. Generally, the refund to or recovery from customers begins August and February of each year over an ensuing six-month period for CECONY's electric customers and February of each year over an ensuing twelve-month period for CECONY's gas and O&R New York's electric and gas customers. Although these revenue decoupling mechanisms are in place, lower billed sales revenues and higher uncollectible accounts would temporarily reduce liquidity at the Utilities. See Note A to the Second Quarter Financial Statements and "COVID-19 Regulatory Matters" in Note B to the Second Quarter Financial Statements.

In July 2020, Con Edison borrowed $820 million pursuant to an April 2020 credit agreement that was amended in June 2020 (as amended, the Supplemental Credit Agreement). Con Edison used the proceeds from the borrowing for general corporate purposes, including repayment of short-term debt bearing interest at variable rates. Pursuant to the Supplemental Credit Agreement, the borrowing bears interest at a variable rate and was converted to a term loan, that matures on March 29, 2021. See Note D to the Second Quarter Financial Statements.

Con Edison and the Utilities also have a $2,250 million credit agreement (Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until December 2023 ($2,200 million of commitments from December 2022). Con Edison and the Utilities have not entered into any loans under the Credit Agreement. See Note D to the Second Quarter Financial Statements.

Results of Operations
Net income for common stock and earnings per share for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$152	$152	$0.45	$0.46	$558	$564	$1.67	$1.73
O&R	(2)	2	—	0.01	29	34	0.09	0.11
Clean Energy Businesses (a)	34	(6)	0.10	(0.03)	(49)	(41)	(0.15)	(0.13)
Con Edison Transmission	14	12	0.04	0.04	28	25	0.08	0.08
Other (b)	(8)	(8)	(0.02)	(0.02)	(1)	(6)	—	(0.02)
Con Edison (c)	$190	$152	$0.57	$0.46	$565	$576	$1.69	$1.77

(a)
Net income for common stock from the Clean Energy Businesses for the three and six months ended June 30, 2020 includes $(2) million or $0.00 a share and $(65) million or $(0.19) a share, respectively, of net after-tax mark-to-market losses and reflects $9 million or $0.03 a share (after-tax) and $22 million or $0.07 a share (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. Net income for common stock from the Clean Energy Businesses for the three and six months ended June 30, 2019 includes $(16) million or $(0.05) a share and $(24) million or $(0.08) a share, respectively, of net after-tax mark-to-market losses and reflects $21 million or $0.07 a share (after-tax) and $37 million or $0.11 a share (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note O to the Second Quarter Financial Statements.

(b)	Other includes parent company and consolidation adjustments.

(c)
Earnings per share on a diluted basis were $0.57 a share and $0.46 a share for the three months ended June 30, 2020 and 2019, respectively, and $1.69 a share and $1.77 a share for the six months ended June 30, 2020 and 2019, respectively.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and six months ended June 30, 2020 as compared with the 2019 period.

Variation for the Three Months Ended June 30, 2020 vs. 2019
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$(0.02)	$(8)	Primarily reflects lower non-weather related steam net revenues due to lower usage by customers.
Weather impact on steam revenues	0.01	4	Reflects the impact of warmer spring weather in the 2019 period.
Operations and maintenance expenses	0.22	74
Reflects lower costs for pension and other postretirement benefits of $0.12 a share, which are reconciled under the rate plans, lower regulatory assessments and fees that are collected in revenues from customers of $0.07 a share, lower healthcare costs of $0.03 a share, lower stock-based compensation of $0.02 a share, and lower consultant costs of $0.01 a share, offset in part by incremental costs associated with the Coronavirus Disease 2019 (COVID-19) pandemic of $(0.06) a share.

Depreciation, property taxes and other tax matters	(0.19)	(63)
Reflects higher depreciation and amortization expense of $(0.13) a share and higher property taxes of $(0.07) a share, both of which are recoverable under the rate plans, offset in part by the Employee Retention Tax Credit under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) of $0.01 a share.

Other	(0.03)	(7)
Primarily reflects foregone revenues from the suspension of customers' late payment charges and certain other fees associated with COVID-19 of $(0.04) a share and the dilutive effect of Con Edison's stock issuances of $(0.01) a share.

Total CECONY	(0.01)	—
O&R (a)
Changes in rate plans	0.01	4	Reflects an electric base rate increase of $0.01 a share under the company's rate plans.
Operations and maintenance expenses	(0.01)	(3)	Primarily reflects incremental costs associated with COVID-19.
Depreciation, property taxes and other tax matters	—	(1)	Reflects higher depreciation and amortization expense, offset in part by the Employee Retention Tax Credit under the CARES Act.
Other	(0.01)	(4)	Primarily reflects higher costs associated with components of pension and other postretirement benefits other than service cost of $(0.01) a share.
Total O&R	(0.01)	(4)
Clean Energy Businesses
Operating revenues less energy costs	0.01	4	Reflects higher revenues from renewable electric production projects of $0.02 a share, offset in part by lower energy services revenues of $(0.01) a share.
Operations and maintenance expenses	0.01	2	Primarily reflects lower energy services costs.
Net interest expense	0.06	18	Primarily reflects lower unrealized losses on interest rate swaps in the 2020 period.
HLBV effects	0.04	12	Primarily reflects lower losses from tax equity projects.
Other	0.01	4	Primarily reflects the Employee Retention Tax Credit under the CARES Act.
Total Clean Energy Businesses	0.13	40
Con Edison Transmission	—	2	Primarily reflects lower operations and maintenance expenses and higher allowance for funds used during construction (AFUDC) income from Mountain Valley Pipeline, LLC.
Other, including parent company expenses	—	—
Total Reported (GAAP basis)	$0.11	$38

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

Variation for the Six Months Ended June 30, 2020 vs. 2019
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.10	$31
Reflects higher electric and gas net base revenues of $0.02 a share and $0.08 a share, respectively, primarily due to electric and gas base rate increases in January 2019 under the company's rate plans.

Weather impact on steam revenues	(0.06)	(21)	Reflects the impact of warmer winter weather in the 2020 period.
Operations and maintenance expenses	0.43	140
Reflects lower costs for pension and other postretirement benefits of $0.30 a share, which are reconciled under the rate plans, lower regulatory assessments and fees that are collected in revenues from customers of $0.14 a share, lower stock-based compensation of $0.04 a share and lower healthcare costs of $0.03 a share, offset in part by incremental costs associated with COVID-19 of $(0.08) a share.

Depreciation, property taxes and other tax matters	(0.40)	(130)
Reflects higher depreciation and amortization expense of $(0.26) a share and higher property taxes of $(0.15) a share, both of which are recoverable under the rate plans, offset in part by the Employee Retention Tax Credit under the CARES Act of $0.01 a share.

Other	(0.13)	(26)
Primarily reflects foregone revenues from the suspension of customers' late payment charges and certain other fees associated with COVID-19 of $(0.05) a share and the dilutive effect of Con Edison's stock issuances of $(0.05) a share.

Total CECONY	(0.06)	(6)
O&R (a)
Changes in rate plans	0.03	9	Reflects electric and gas base rate increases of $0.02 a share and $0.01 a share, respectively, under the company's rate plans.
Operations and maintenance expenses	(0.02)	(6)	Primarily reflects incremental costs associated with COVID-19.
Depreciation, property taxes and other tax matters	(0.01)	(2)	Reflects higher depreciation and amortization expense, offset in part by the Employee Retention Tax Credit under the CARES Act.
Other	(0.02)	(6)	Primarily reflects higher costs associated with components of pension and other postretirement benefits other than service cost of $(0.01) a share.
Total O&R	(0.02)	(5)
Clean Energy Businesses
Operating revenues less energy costs	0.01	2	Reflects higher revenues from renewable electric production projects of $0.05 a share, offset in part by lower energy services revenues of $(0.04) a share.
Operations and maintenance expenses	0.02	6	Primarily reflects lower energy services costs.
Net interest expense	(0.11)	(38)	Primarily reflects higher unrealized losses on interest rate swaps in the 2020 period.
HLBV effects	0.04	15	Primarily reflects lower losses from tax equity projects.
Other	0.02	8	Primarily reflects re-measurement of deferred tax assets and the Employee Retention Tax Credit under the CARES Act.
Total Clean Energy Businesses	(0.02)	(7)
Con Edison Transmission	—	3	Primarily reflects lower operations and maintenance expenses and higher AFUDC income from Mountain Valley Pipeline, LLC.
Other, including parent company expenses	0.02	4	Reflects certain NYS combined income tax benefits.
Total Reported (GAAP basis)	$(0.08)	$(11)

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

The Companies’ other operations and maintenance expenses for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2020	2019	2020	2019
CECONY
Operations	$383	$378	$787	$776
Pensions and other postretirement benefits	(43)	33	(63)	67
Health care and other benefits	29	42	66	80
Regulatory fees and assessments (a)	75	109	160	222
Other	105	89	167	166
Total CECONY	549	651	1,117	1,311
O&R	77	73	152	144
Clean Energy Businesses	53	55	107	115
Con Edison Transmission	2	3	5	5
Other (b)	(1)	(1)	(1)	—
Total other operations and maintenance expenses	$680	$781	$1,380	$1,575

(a)	Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.

(b)	Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2020 and 2019 follows. For additional business segment financial information, see Note L to the Second Quarter Financial Statements.

The Companies’ results of operations for the three months ended June 30, 2020 and 2019 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues	$2,345	$2,331	$175	$179	$198	$233	$1	$1	$—	$—	$2,719	$2,744
Purchased power	345	313	35	39	—	—	—	—	—	—	380	352
Fuel	23	26	—	—	—	—	—	—	—	—	23	26
Gas purchased for resale	64	76	10	13	3	42	—	—	—	—	77	131
Other operations and maintenance	549	651	77	73	53	55	2	3	(1)	(1)	680	781
Depreciation and amortization	396	339	23	21	57	58	—	—	—	—	476	418
Taxes, other than income taxes	579	550	20	20	3	6	—	—	2	2	604	578
Operating income	389	376	10	13	82	72	(1)	(2)	(1)	(1)	479	458
Other income less deductions	(40)	(15)	(3)	(2)	1	—	25	24	(4)	(4)	(21)	3
Net interest expense	190	182	11	10	37	63	4	5	5	3	247	263
Income before income tax expense	159	179	(4)	1	46	9	20	17	(10)	(8)	211	198
Income tax expense	7	27	(2)	(1)	—	(12)	6	5	(2)	—	9	19
Net income	$152	$152	$(2)	$2	$46	$21	$14	$12	$(8)	$(8)	$202	$179
Income attributable to non-controlling interest	—	—	—	—	12	27	—	—	—	—	12	27
Net income for common stock	$152	$152	$(2)	$2	$34	$(6)	$14	$12	$(8)	$(8)	$190	$152

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended June 30, 2020				For the Three Months Ended June 30, 2019
(Millions of Dollars)	Electric	Gas	Steam	2020 Total	Electric	Gas	Steam	2019 Total	2020-2019 Variation
Operating revenues	$1,845	$416	$84	$2,345	$1,833	$408	$90	$2,331	$14
Purchased power	340	—	5	345	306	—	7	313	32
Fuel	7	—	16	23	14	—	12	26	(3)
Gas purchased for resale	—	64	—	64	—	76	—	76	(12)
Other operations and maintenance	422	87	40	549	510	97	44	651	(102)
Depreciation and amortization	301	72	23	396	261	56	22	339	57
Taxes, other than income taxes	457	88	34	579	428	85	37	550	29
Operating income	$318	$105	$(34)	$389	$314	$94	$(32)	$376	$13

Electric
CECONY’s results of electric operations for the three months ended June 30, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019	Variation
Operating revenues	$1,845	$1,833	$12
Purchased power	340	306	34
Fuel	7	14	(7)
Other operations and maintenance	422	510	(88)
Depreciation and amortization	301	261	40
Taxes, other than income taxes	457	428	29
Electric operating income	$318	$314	$4

CECONY’s electric sales and deliveries for the three months ended June 30, 2020 compared with the 2019 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2020	June 30, 2019	Variation	Percent Variation		June 30, 2020	June 30, 2019	Variation	Percent Variation
Residential/Religious (b)	2,294	2,101	193	9.2%		$616	$541	$75	13.9%
Commercial/Industrial	2,117	2,283	(166)	(7.3)		414	429	(15)	(3.5)
Retail choice customers	5,007	5,691	(684)	(12.0)		502	516	(14)	(2.7)
NYPA, Municipal Agency and other sales	2,066	2,312	(246)	(10.6)		145	148	(3)	(2.0)
Other operating revenues (c)	—	—	—	—		168	199	(31)	(15.6)
Total	11,484	12,387	(903)	(7.3)%	(d)	$1,845	$1,833	$12	0.7%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 8.0 percent in the three months ended June 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $12 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to higher purchased power expenses ($34 million) and a certain rate plan reconciliation ($6 million), offset in part by a decrease in revenues from the new electric rate plan ($20 million) and lower fuel expenses ($7 million).

Purchased power expenses increased $34 million in the three months ended June 30, 2020 compared with the 2019 period due to higher unit costs ($52 million), offset in part by lower purchased volumes ($18 million).

Fuel expenses decreased $7 million in the three months ended June 30, 2020 compared with the 2019 period due to lower unit costs ($9 million), offset in part by higher purchased volumes from the company's electric generating facilities ($2 million).

Other operations and maintenance expenses decreased $88 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to lower costs for pension and other postretirement benefits ($62 million), lower surcharges for assessments and fees that are collected in revenues from customers ($27 million), lower healthcare costs ($11 million) and lower stock-based compensation ($6 million), offset in part by incremental costs associated with COVID-19 ($19 million).

Depreciation and amortization increased $40 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to higher electric utility plant balances and higher depreciation rates.

Taxes, other than income taxes increased $29 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to higher property taxes ($26 million), lower deferral of under-collected property taxes ($4 million) and higher state and local taxes ($1 million), offset in part by lower payroll taxes ($2 million) that includes the Employee Retention Credit created under the CARES Act. See “Coronavirus Disease 2019 (COVID-19) Impacts - Impact of CARES Act on Accounting for Income Taxes,” above.

Gas
CECONY’s results of gas operations for the three months ended June 30, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019	Variation
Operating revenues	$416	$408	$8
Gas purchased for resale	64	76	(12)
Other operations and maintenance	87	97	(10)
Depreciation and amortization	72	56	16
Taxes, other than income taxes	88	85	3
Gas operating income	$105	$94	$11

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2020 compared with the 2019 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2020	June 30, 2019	Variation	Percent Variation		June 30, 2020	June 30, 2019	Variation	Percent Variation
Residential	10,602	9,816	786	8.0%		$192	$183	$9	4.9%
General	6,646	6,550	96	1.5		63	76	(13)	(17.1)
Firm transportation	17,112	16,037	1,075	6.7		124	120	4	3.3
Total firm sales and transportation	34,360	32,403	1,957	6.0	(b)	379	379	—	—
Interruptible sales (c)	2,501	1,860	641	34.5		7	9	(2)	(22.2)
NYPA	7,664	10,515	(2,851)	(27.1)		1	1	—	—
Generation plants	10,239	10,288	(49)	(0.5)		5	5	—	—
Other	5,078	5,140	(62)	(1.2)		8	7	1	14.3
Other operating revenues (d)	—	—	—	—		16	7	9	Large
Total	59,842	60,206	(364)	(0.6)%		$416	$408	$8	2.0%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 2.1 percent in the three months ended June 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

(c)	Includes 1,315 thousand and 753 thousand of Dt for the 2020 and 2019 periods, respectively, which are also reflected in firm transportation and other.

(d)
Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $8 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to an increase in revenues from the new gas rate plan ($21 million), offset in part by lower gas purchased for resale expense ($12 million).

Gas purchased for resale decreased $12 million in the three months ended June 30, 2020 compared with the 2019 period due to lower purchased volumes ($8 million) and unit costs ($4 million).

Other operations and maintenance expenses decreased $10 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to lower costs for pension and other postretirement benefits ($11 million), lower healthcare costs ($2 million) and lower stock-based compensation ($1 million), offset in part by incremental costs associated with COVID-19 ($3 million) and higher surcharges for assessments and fees that are collected in revenues from customers ($2 million).

Depreciation and amortization increased $16 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to higher gas utility plant balances and higher depreciation rates.

Taxes, other than income taxes increased $3 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to higher property taxes ($9 million), offset in part by higher deferral of under-collected property taxes ($5 million) and lower payroll taxes ($1 million) that includes the Employee Retention Credit created under the CARES Act. See “Coronavirus Disease 2019 (COVID-19) Impacts - Impact of CARES Act on Accounting for Income Taxes,” above.

Steam
CECONY’s results of steam operations for the three months ended June 30, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019	Variation
Operating revenues	$84	$90	$(6)
Purchased power	5	7	(2)
Fuel	16	12	4
Other operations and maintenance	40	44	(4)
Depreciation and amortization	23	22	1
Taxes, other than income taxes	34	37	(3)
Steam operating income	$(34)	$(32)	$(2)

CECONY’s steam sales and deliveries for the three months ended June 30, 2020 compared with the 2019 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2020	June 30, 2019	Variation	Percent Variation		June 30, 2020	June 30, 2019	Variation	Percent Variation
General	65	60	5	8.3%		$4	$4	—	—%
Apartment house	1,037	1,033	4	0.4		26	25	1	4.0
Annual power	1,920	2,286	(366)	(16.0)		52	60	(8)	(13.3)
Other operating revenues (a)	—	—	—	—		2	1	1	Large
Total	3,022	3,379	(357)	(10.6)%	(b)	$84	$90	$(6)	(6.7)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)
After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 20.0 percent in the three months ended June 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues decreased $6 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to lower revenues from the steam rate plan due to lower usage by customers ($11 million), lower purchased power expenses ($2 million) and certain rate plan reconciliations ($4 million), offset in part by a lower reserve related to steam earnings sharing ($7 million) and higher fuel expenses ($4 million).

Purchased power decreased $2 million in the three months ended June 30, 2020 compared with the 2019 period due to lower unit costs.

Fuel expenses increased $4 million in the three months ended June 30, 2020 compared with the 2019 period due to higher unit costs.

Other operations and maintenance expenses decreased $4 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to lower costs for pension and other postretirement benefits ($3 million) and lower healthcare costs ($1 million).

Depreciation and amortization increased $1 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to higher steam utility plant balances.

Taxes, other than income taxes decreased $3 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to higher deferral of under-collected property taxes ($6 million), offset in part by higher property taxes ($3 million).

Other Income (Deductions)
Other income (deductions) decreased $25 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to higher costs associated with components of pension and other postretirement benefits other than service cost due to a decrease in the discount rate.

Net Interest Expense
Net interest expense increased $8 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to higher interest on long-term debt ($20 million), offset in part by a decrease in interest accrued on the TCJA related regulatory liability ($3 million), lower interest expense for short-term debt ($3 million) and lower interest accrued on the system benefit charge liability ($2 million).

Income Tax Expense
Income taxes decreased $20 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to lower income before income tax expense ($4 million), an increase in the amortization of excess deferred federal income taxes due to CECONY’s new rate plan beginning in the first quarter of 2020 ($24 million) and higher flow-through tax benefits on plant-related items ($4 million), offset in part by the absence of the amortization of excess deferred state income taxes ($5 million), higher cost of removal expenses ($5 million) and higher allowance for uncollectible accounts ($2 million).

O&R

	For the Three Months Ended June 30, 2020			For the Three Months Ended June 30, 2019
(Millions of Dollars)	Electric	Gas	2020 Total	Electric	Gas	2019 Total	2020-2019 Variation
Operating revenues	$138	$37	$175	$138	$41	$179	$(4)
Purchased power	35	—	35	39	—	39	(4)
Gas purchased for resale	—	10	10	—	13	13	(3)
Other operations and maintenance	61	16	77	55	18	73	4
Depreciation and amortization	16	7	23	15	6	21	2
Taxes, other than income taxes	13	7	20	13	7	20	—
Operating income	$13	$(3)	$10	$16	$(3)	$13	$(3)

Electric
O&R’s results of electric operations for the three months ended June 30, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019	Variation
Operating revenues	$138	$138	$—
Purchased power	35	39	(4)
Other operations and maintenance	61	55	6
Depreciation and amortization	16	15	1
Taxes, other than income taxes	13	13	—
Electric operating income	$13	$16	$(3)

O&R’s electric sales and deliveries for the three months ended June 30, 2020 compared with the 2019 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2020	June 30, 2019	Variation	Percent Variation		June 30, 2020	June 30, 2019	Variation	Percent Variation
Residential/Religious (b)	415	356	59	16.6%		$70	$64	$6	9.4%
Commercial/Industrial	174	190	(16)	(8.4)		26	25	1	4.0
Retail choice customers	616	712	(96)	(13.5)		42	45	(3)	(6.7)
Public authorities	24	24	—	—		1	2	(1)	(50.0)
Other operating revenues (c)	—	—	—	—		(1)	2	(3)	Large
Total	1,229	1,282	(53)	(4.1)%	(d)	$138	$138	$—	—

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

(d)
After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 5.4 percent in the three months ended June 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Purchased power expenses decreased $4 million in the three months ended June 30, 2020 compared with the 2019 period due to lower unit costs ($3 million) and purchased volumes ($1 million).

Other operations and maintenance expenses increased $6 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to incremental costs associated with COVID-19 ($3 million), higher non-deferred storm costs ($1 million) and the amortization of prior deferred storm costs ($1 million).

Depreciation and amortization increased $1 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the three months ended June 30, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019	Variation
Operating revenues	$37	$41	$(4)
Gas purchased for resale	10	13	(3)
Other operations and maintenance	16	18	(2)
Depreciation and amortization	7	6	1
Taxes, other than income taxes	7	7	—
Gas operating income	$(3)	$(3)	$—

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2020 compared with the 2019 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2020	June 30, 2019	Variation	Percent Variation		June 30, 2020	June 30, 2019	Variation	Percent Variation
Residential	1,686	1,287	399	31.0%		$19	$18	$1	5.6%
General	294	337	(43)	(12.8)		3	4	(1)	(25.0)
Firm transportation	1,452	1,361	91	6.7		11	10	1	10.0
Total firm sales and transportation	3,432	2,985	447	15.0	(b)	33	32	1	3.1
Interruptible sales	771	840	(69)	(8.2)		1	1	—	—
Generation plants	3	—	3	Large		—	—	—	—
Other	127	126	1	0.8		—	—	—	—
Other gas revenues	—	—	—	—		3	8	(5)	(62.5)
Total	4,333	3,951	382	9.7%		$37	$41	$(4)	(9.8)%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for weather and other variations, total firm sales and transportation volumes decreased 4.8 percent in the three months ended June 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues decreased $4 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to lower gas purchased for resale.

Gas purchased for resale decreased $3 million in the three months ended June 30, 2020 compared with the 2019 period due to lower unit costs ($4 million), offset in part by higher purchased volumes ($1 million).

Other operations and maintenance expenses decreased $2 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to lower pension costs.

Depreciation and amortization increased $1 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to higher gas utility plant balances.

Income Tax Expense
Income taxes decreased $1 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to lower income before income tax expense.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended June 30, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019	Variation
Operating revenues	$198	$233	$(35)
Gas purchased for resale	3	42	(39)
Other operations and maintenance	53	55	(2)
Depreciation and amortization	57	58	(1)
Taxes, other than income taxes	3	6	(3)
Operating income	$82	$72	$10

Operating revenues decreased $35 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to lower wholesale revenues ($36 million) and lower energy services revenues ($5 million), offset in part by higher renewable electric production revenues ($9 million) and net mark-to-market values ($3 million).

Gas purchased for resale decreased $39 million in the three months ended June 30, 2020 compared with the 2019 period due to lower purchased volumes.

Other operations and maintenance expenses decreased $2 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to lower energy services costs.

Taxes, other than income taxes decreased $3 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to the Employee Retention Credit created under the CARES Act. See “Coronavirus Disease 2019 (COVID-19) Impacts - Impact of CARES Act on Accounting for Income Taxes,” above.

Net Interest Expense
Net interest expense decreased $26 million in the three months ended June 30, 2020 compared with the 2019 period due to lower unrealized losses on interest rate swaps in the 2020 period.

Income Tax Expense
Income taxes increased $12 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to higher income before income tax expense ($8 million) and lower income attributable to non-controlling interest ($4 million).

Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest decreased $15 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to lower income attributable in the 2020 period to a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note O to the Second Quarter Financial Statements.

Con Edison Transmission
Income Tax Expense
Income taxes increased $1 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to higher income before income tax expense.

Other
Income Tax Expense
Income taxes decreased $2 million in the three months ended June 30, 2020 compared with the 2019 period primarily due to the absence of an increase in uncertain tax positions in 2019.

The Companies’ results of operations for the six months ended June 30, 2020 and 2019 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues	$5,200	$5,371	$408	$437	$344	$450	$2	$2	$(1)	$(2)	$5,953	$6,258
Purchased power	618	635	71	85	—	—	—	—	(1)	(1)	688	719
Fuel	101	133	—	—	—	—	—	—	—	—	101	133
Gas purchased for resale	260	393	33	57	16	124	—	—	—	(1)	309	573
Other operations and maintenance	1,117	1,311	152	144	107	115	5	5	(1)	—	1,380	1,575
Depreciation and amortization	786	673	45	42	115	116	—	—	—	—	946	831
Taxes, other than income taxes	1,186	1,125	42	42	10	12	—	—	4	4	1,242	1,183
Operating income	1,132	1,101	65	67	96	83	(3)	(3)	(3)	(4)	1,287	1,244
Other income less deductions	(100)	(22)	(8)	(5)	1	1	51	49	(3)	(6)	(59)	17
Net interest expense	372	364	20	20	160	109	9	12	9	5	570	510
Income before income tax expense	660	715	37	42	(63)	(25)	39	34	(15)	(15)	658	751
Income tax expense	102	151	8	8	(43)	(32)	11	9	(14)	(9)	64	127
Net income	$558	$564	$29	$34	$(20)	$7	$28	$25	$(1)	$(6)	$594	$624
Income attributable to non-controlling interest	—	—	—	—	29	48	—	—	—	—	29	48
Net income for common stock	$558	$564	$29	$34	$(49)	$(41)	$28	$25	$(1)	$(6)	$565	$576

(a)	Includes parent company and consolidation adjustments.

(b)	Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Six Months Ended June 30, 2020				For the Six Months Ended June 30, 2019
(Millions of Dollars)	Electric	Gas	Steam	2020 Total	Electric	Gas	Steam	2019 Total	2020-2019 Variation
Operating revenues	$3,616	$1,250	$334	$5,200	$3,630	$1,330	$411	$5,371	$(171)
Purchased power	604	—	14	618	616	—	19	635	(17)
Fuel	38	—	63	101	47	—	86	133	(32)
Gas purchased for resale	—	260	—	260	—	393	—	393	(133)
Other operations and maintenance	853	182	82	1,117	1,017	204	90	1,311	(194)
Depreciation and amortization	598	143	45	786	518	111	44	673	113
Taxes, other than income taxes	923	191	72	1,186	861	184	80	1,125	61
Operating income	$600	$474	$58	$1,132	$571	$438	$92	$1,101	$31

Electric
CECONY’s results of electric operations for the six months ended June 30, 2020 compared with the 2019 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019	Variation
Operating revenues	$3,616	$3,630	$(14)
Purchased power	604	616	(12)
Fuel	38	47	(9)
Other operations and maintenance	853	1,017	(164)
Depreciation and amortization	598	518	80
Taxes, other than income taxes	923	861	62
Electric operating income	$600	$571	$29

CECONY’s electric sales and deliveries for the six months ended June 30, 2020 compared with the 2019 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2020	June 30, 2019	Variation	Percent Variation		June 30, 2020	June 30, 2019	Variation	Percent Variation
Residential/Religious (b)	4,637	4,516	121	2.7%		$1,225	$1,137	$88	7.7%
Commercial/Industrial	4,518	4,743	(225)	(4.7)		848	848	—	—
Retail choice customers	10,720	11,629	(909)	(7.8)		1,057	1,024	33	3.2
NYPA, Municipal Agency and other sales	4,440	4,722	(282)	(6.0)		289	284	5	1.8
Other operating revenues (c)	—	—	—	—		197	337	(140)	(41.5)
Total	24,315	25,610	(1,295)	(5.1)%	(d)	$3,616	$3,630	$(14)	(0.4)%

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

(d)
After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 3.9 percent in the six months ended June 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues decreased $14 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower purchased power expenses ($12 million) and fuel expenses ($9 million), offset in part by a certain rate plan reconciliation ($6 million).

Purchased power expenses decreased $12 million in the six months ended June 30, 2020 compared with the 2019 period due to lower purchased volumes ($78 million), offset in part by higher unit costs ($66 million).

Fuel expenses decreased $9 million in the six months ended June 30, 2020 compared with the 2019 period due to lower unit costs ($15 million), offset in part by higher purchased volumes from the company’s electric generating facilities ($6 million).

Other operations and maintenance expenses decreased $164 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower costs for pension and other postretirement benefits ($109 million), lower surcharges for assessments and fees that are collected in revenues from customers ($45 million), lower stock-based compensation ($12 million), lower healthcare costs ($10 million), lower consultant costs ($8 million) and lower reserve for injuries and damages ($5 million), offset in part by incremental costs associated with COVID-19 ($27 million).

Depreciation and amortization increased $80 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to higher electric utility plant balances and higher depreciation rates.

Taxes, other than income taxes increased $62 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to higher property taxes ($53 million), lower deferral of under-collected property taxes ($7 million) and higher state and local taxes ($5 million), offset in part by lower payroll taxes ($4 million) that includes the Employee Retention Credit created under the CARES Act. See “Coronavirus Disease 2019 (COVID-19) Impacts - Impact of CARES Act on Accounting for Income Taxes,” above.

Gas
CECONY’s results of gas operations for the six months ended June 30, 2020 compared with the 2019 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019	Variation
Operating revenues	$1,250	$1,330	$(80)
Gas purchased for resale	260	393	(133)
Other operations and maintenance	182	204	(22)
Depreciation and amortization	143	111	32
Taxes, other than income taxes	191	184	7
Gas operating income	$474	$438	$36

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2020 compared with the 2019 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2020	June 30, 2019	Variation	Percent Variation		June 30, 2020	June 30, 2019	Variation	Percent Variation
Residential	32,846	36,940	(4,094)	(11.1)%		$575	$621	$(46)	(7.4)%
General	19,048	20,983	(1,935)	(9.2)		201	254	(53)	(20.9)
Firm transportation	50,029	51,518	(1,489)	(2.9)		428	388	40	10.3
Total firm sales and transportation	101,923	109,441	(7,518)	(6.9)	(b)	1,204	1,263	(59)	(4.7)
Interruptible sales (c)	4,987	5,401	(414)	(7.7)		18	28	(10)	(35.7)
NYPA	15,744	17,966	(2,222)	(12.4)		1	1	—	—
Generation plants	20,414	21,987	(1,573)	(7.2)		10	11	(1)	(9.1)
Other	12,024	11,454	570	5.0		21	18	3	16.7
Other operating revenues (d)	—	—	—	—		(4)	9	(13)	Large
Total	155,092	166,249	(11,157)	(6.7)%		$1,250	$1,330	$(80)	(6.0)%

(a)
Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 0.4 percent in the six months ended June 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

(c)	Includes 2,285 thousand and 2,733 thousand of Dt for the 2020 and 2019 periods, respectively, which are also reflected in firm transportation and other.

(d)
Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues decreased $80 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower gas purchased for resale expense ($133 million) and a certain rate plan reconciliation ($7 million), offset in part by an increase in revenues from the new gas rate plan ($62 million).

Gas purchased for resale decreased $133 million in the six months ended June 30, 2020 compared with the 2019 period due to lower unit costs ($88 million) and purchased volumes ($45 million).

Other operations and maintenance expenses decreased $22 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower costs for pension and other postretirement benefits ($18 million), lower surcharges for assessments and fees that are collected in revenues from customers ($3 million), lower stock-based compensation ($3 million) and lower healthcare costs ($2 million), offset in part by incremental costs associated with COVID-19 ($4 million).

Depreciation and amortization increased $32 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to higher gas utility plant balances and higher depreciation rates.

Taxes, other than income taxes increased $7 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to higher property taxes ($17 million) and state and local taxes ($1 million), offset in part by higher deferral of under-collected property taxes ($10 million) and lower payroll taxes ($1 million) that includes the Employee Retention Credit created under the CARES Act. See “Coronavirus Disease 2019 (COVID-19) Impacts - Impact of CARES Act on Accounting for Income Taxes,” above.

Steam
CECONY’s results of steam operations for the six months ended June 30, 2020 compared with the 2019 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019	Variation
Operating revenues	$334	$411	$(77)
Purchased power	14	19	(5)
Fuel	63	86	(23)
Other operations and maintenance	82	90	(8)
Depreciation and amortization	45	44	1
Taxes, other than income taxes	72	80	(8)
Steam operating income	$58	$92	$(34)

CECONY’s steam sales and deliveries for the six months ended June 30, 2020 compared with the 2019 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2020	June 30, 2019	Variation	Percent Variation		June 30, 2020	June 30, 2019	Variation	Percent Variation
General	327	388	(61)	(15.7)%		$16	$19	$(3)	(15.8)%
Apartment house	3,213	3,609	(396)	(11.0)		91	107	(16)	(15.0)
Annual power	6,438	7,940	(1,502)	(18.9)		213	268	(55)	(20.5)
Other operating revenues (a)	—	—	—	—		14	17	(3)	(17.6)
Total	9,978	11,937	(1,959)	(16.4)%	(b)	$334	$411	$(77)	(18.7)%

(a)	Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)
After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 5.9 percent in the six months ended June 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues decreased $77 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to the impact of warmer winter weather ($28 million), lower fuel expenses ($23 million), lower revenues from the steam rate plan due to lower usage by customers ($15 million) and lower purchased power expenses ($5 million).

Purchased power expenses decreased $5 million in the six months ended June 30, 2020 compared with the 2019 period due to lower unit costs ($6 million), offset in part by higher purchased volumes ($1 million).

Fuel expenses decreased $23 million in the six months ended June 30, 2020 compared with the 2019 period due to lower purchased volumes from the company’s steam generating facilities ($13 million) and unit costs ($10 million).

Other operations and maintenance expenses decreased $8 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower costs for pension and other postretirement benefits ($5 million), lower stock-based compensation ($1 million) and lower healthcare costs ($1 million), offset in part by incremental costs associated with COVID-19 ($1 million).

Depreciation and amortization increased $1 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to higher steam utility plant balances.

Taxes, other than income taxes decreased $8 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to higher deferral of under-collected property taxes ($12 million) and lower state and local taxes ($2 million), offset in part by higher property taxes ($6 million).

Other Income (Deductions)
Other income (deductions) decreased $78 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to higher costs associated with components of pension and other postretirement benefits other than service cost ($70 million) due to a decrease in the discount rate and the absence of the company’s share of a gain on sale of property in 2019 ($5 million).

Net Interest Expense
Net interest expense increased $8 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to higher interest on long-term debt ($23 million), offset in part by a decrease in interest accrued on the TCJA related regulatory liability ($6 million), lower interest expense for short-term debt ($4 million) and lower interest accrued on the system benefit charge liability ($4 million).

Income Tax Expense
Income taxes decreased $49 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower income before income tax expense ($12 million), an increase in the amortization of excess deferred federal income taxes due to CECONY’s new rate plan beginning in the first quarter of 2020 ($49 million) and higher flow-through tax benefits on plant-related items ($8 million), offset in part by the absence of the amortization of excess deferred state income taxes ($10 million), higher cost of removal expenses ($8 million), and higher allowance for uncollectible accounts ($3 million).

O&R

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
(Millions of Dollars)	Electric	Gas	2020 Total	Electric	Gas	2019 Total	2020-2019 Variation
Operating revenues	$274	$134	$408	$283	$154	$437	$(29)
Purchased power	71	—	71	85	—	85	(14)
Gas purchased for resale	—	33	33	—	57	57	(24)
Other operations and maintenance	118	34	152	110	34	144	8
Depreciation and amortization	32	13	45	30	12	42	3
Taxes, other than income taxes	26	16	42	27	15	42	—
Operating income	$27	$38	$65	$31	$36	$67	$(2)

Electric
O&R’s results of electric operations for the six months ended June 30, 2020 compared with the 2019 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019	Variation
Operating revenues	$274	$283	$(9)
Purchased power	71	85	(14)
Other operations and maintenance	118	110	8
Depreciation and amortization	32	30	2
Taxes, other than income taxes	26	27	(1)
Electric operating income	$27	$31	$(4)

O&R’s electric sales and deliveries for the six months ended June 30, 2020 compared with the 2019 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2020	June 30, 2019	Variation	Percent Variation		June 30, 2020	June 30, 2019	Variation	Percent Variation
Residential/Religious (b)	767	753	14	1.9%		$137	$137	$—	—
Commercial/Industrial	382	386	(4)	(1.0)		53	51	2	3.9
Retail choice customers	1,254	1,397	(143)	(10.2)		82	85	(3)	(3.5)
Public authorities	50	50	—	—		3	4	(1)	(25.0)
Other operating revenues (c)	—	—	—	—		(1)	6	(7)	Large
Total	2,453	2,586	(133)	(5.1)%	(d)	$274	$283	$(9)	(3.2)%

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

(d)
After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 1.3 percent in the six months ended June 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues decreased $9 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower purchased power expenses.

Purchased power expenses decreased $14 million in the six months ended June 30, 2020 compared with the 2019 period due to lower unit costs ($11 million) and purchased volumes ($3 million).

Other operations and maintenance expenses increased $8 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to incremental costs associated with COVID-19 ($3 million), the amortization of prior deferred storm costs ($1 million), higher healthcare costs ($1 million), higher tree trimming costs ($1 million) and higher pension costs ($1 million).

Depreciation and amortization increased $2 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes decreased $1 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower payroll taxes ($1 million) that includes the Employee Retention Credit created under the CARES Act (see “Coronavirus Disease 2019 (COVID-19) Impacts - Impact of CARES Act on Accounting for Income Taxes,” above), offset in part by higher property taxes ($1 million).

Gas
O&R’s results of gas operations for the six months ended June 30, 2020 compared with the 2019 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019	Variation
Operating revenues	$134	$154	$(20)
Gas purchased for resale	33	57	(24)
Other operations and maintenance	34	34	—
Depreciation and amortization	13	12	1
Taxes, other than income taxes	16	15	1
Gas operating income	$38	$36	$2

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2020 compared with the 2019 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2020	June 30, 2019	Variation	Percent Variation		June 30, 2020	June 30, 2019	Variation	Percent Variation
Residential	5,761	6,253	(492)	(7.9)%		$70	$87	$(17)	(19.5)%
General	1,225	1,448	(223)	(15.4)		12	17	(5)	(29.4)
Firm transportation	4,995	5,579	(584)	(10.5)		38	37	1	2.7
Total firm sales and transportation	11,981	13,280	(1,299)	(9.8)	(b)	120	141	(21)	(14.9)
Interruptible sales	1,936	1,892	44	2.3		3	3	—	—
Generation plants	3	—	3	Large		—	—	—	—
Other	499	563	(64)	(11.4)		—	—	—	—
Other gas revenues	—	—	—	—		11	10	1	10%
Total	14,419	15,735	(1,316)	(8.4)%		$134	$154	$(20)	(13.0)%

(a)
Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.

(b)
After adjusting for weather and other variations, total firm sales and transportation volumes decreased 0.4 percent in the six months ended June 30, 2020 compared with 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues decreased $20 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to a decrease in gas purchased for resale ($24 million), offset in part by higher revenues from the New York gas rate plan ($2 million).

Gas purchased for resale decreased $24 million in the six months ended June 30, 2020 compared with the 2019 period due to lower unit costs ($18 million) and purchased volumes ($6 million).

Depreciation and amortization increased $1 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $1 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to higher property taxes.
Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the six months ended June 30, 2020 compared with the 2019 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2020	June 30, 2019	Variation
Operating revenues	$344	$450	$(106)
Gas purchased for resale	16	124	(108)
Other operations and maintenance	107	115	(8)
Depreciation and amortization	115	116	(1)
Taxes, other than income taxes	10	12	(2)
Operating income	$96	$83	$13

Operating revenues decreased $106 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower wholesale revenues ($111 million) and lower energy services revenues ($17 million), offset in part by higher renewable electric production revenues ($20 million) and net mark-to-market values ($2 million).

Gas purchased for resale decreased $108 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower purchased volumes.

Other operations and maintenance expenses decreased $8 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower energy services costs.

Taxes, other than income taxes decreased $2 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to the Employee Retention Credit created under the CARES Act. See “Coronavirus Disease 2019 (COVID-19) Impacts - Impact of CARES Act on Accounting for Income Taxes,” above.

Net Interest Expense
Net interest expense increased $51 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to higher unrealized losses on interest rate swaps in the 2020 period.

Income Tax Expense
Income taxes decreased $11 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower income before income tax expense ($8 million), higher renewable energy credits ($2 million), lower state income taxes ($2 million) and a tax benefit due to the change in the federal corporate income tax rate recognized for a loss carryback from the 2018 tax year to the 2013 tax year as allowed under the CARES Act signed into law during the first quarter of 2020 ($4 million), offset in part by lower income attributable to non-controlling interest ($5 million).

Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest decreased $19 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower income attributable in the 2020 period to a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note O to the Second Quarter Financial Statements.

Con Edison Transmission
Income Tax Expense
Income taxes increased $2 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to higher income before income tax expense ($1 million) and higher state income taxes ($1 million).

Other
Income Tax Expense
Income taxes decreased $5 million in the six months ended June 30, 2020 compared with the 2019 period primarily due to lower state income taxes ($3 million) and the absence of an increase in uncertain tax positions in 2019 ($2 million).

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the six months ended June 30, 2020 and 2019 are summarized as follows:

	For the Six Months Ended June 30,
	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Operating activities	$975	$1,291	$74	$124	$653	$154	$(4)	$82	$(518)	$(113)	$1,180	$1,538
Investing activities	(1,574)	(1,591)	(95)	(116)	(273)	(92)	10	(78)	—	1	(1,932)	(1,876)
Financing activities	762	268	8	(36)	(405)	(32)	(6)	(6)	521	108	880	302
Net change for the period	163	(32)	(13)	(28)	(25)	30	—	(2)	3	(4)	128	(36)
Balance at beginning of period	933	818	32	52	251	126	—	2	1	8	1,217	1,006
Balance at end of period (c)	$1,096	$786	$19	$24	$226	$156	$—	$—	$4	$4	$1,345	$970
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the Second Quarter Financial Statements.

Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities primarily reflect their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is primarily affected by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. In addition, the decline in business activity in the Utilities’ service territory as a result of the COVID-19 pandemic has resulted and may continue to result in lower billed sales revenues. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but generally not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. See “COVID-19 Regulatory Matters” and “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing,” above.

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

Net cash flows from operating activities for the six months ended June 30, 2020 for Con Edison and CECONY were $358 million and $316 million lower, respectively, than in the 2019 period. The changes in net cash flows for Con Edison and CECONY primarily reflect higher accounts receivable balances from customers ($278 million and $249 million, respectively) (see “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above), lower other receivables and other current assets ($135 million and $98 million, respectively) primarily due to lower reimbursement received for Puerto Rico related restoration costs in the 2020 period, a change in pension and retiree benefit obligations ($68 million and $63 million, respectively) and lower system benefit charge ($45 million and $44 million, respectively), offset in part by lower TCJA net benefits provided to customers in the 2020 period ($147 million and $147 million, respectively).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers and recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $56 million higher and $17 million lower, respectively, for the six months ended June 30, 2020 compared with the 2019 period. The change for Con Edison primarily reflects an increase in non-utility construction expenditures at the Clean Energy Businesses ($166 million) and the proceeds from the sale of a property formerly used by CECONY in its operations in 2019 ($48 million), offset in part by lower investments in electric and gas transmission projects at Con Edison Transmission in the 2020 period ($73 million) and a decrease in utility construction expenditures at CECONY ($66 million) and O&R ($19 million).

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $578 million and $494 million higher, respectively, in the six months ended June 30, 2020 compared with the 2019 period.

In July 2020, Con Edison borrowed $820 million pursuant to an April 2020 credit agreement that was amended in June 2020 (as amended, the Supplemental Credit Agreement). Con Edison used the proceeds from the borrowing for general corporate purposes, including repayment of short-term debt bearing interest at variable rates. See Note D to the Second Quarter Financial Statements.
In May 2019, Con Edison entered into a forward sale agreement relating to 5,800,000 shares of its common stock. In June 2019, the company issued 4,750,000 shares for $400 million upon physical settlement of shares subject to the forward sale agreement and in January 2020, Con Edison issued 1,050,000 shares of its common stock for $88 million upon physical settlement of the remaining shares subject to its May 2019 forward sale agreement. Con Edison used the proceeds to invest in CECONY for funding of its capital requirements and other general corporate purposes. See Note C to the Second Quarter Financial Statements.

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

In June 2020, CECONY redeemed at maturity $350 million of 4.45 percent 10-year debentures.

In March 2020, CECONY issued $600 million aggregate principal amount of 3.35 percent debentures, due 2030 and $1,000 million aggregate principal amount of 3.95 percent debentures, due 2050, the net proceeds from the sale of which will be used to pay or reimburse the payment of, in whole or in part, existing and new qualifying eligible green expenditures, such as energy efficiency and clean transportation expenditures, that include those funded on or after January 1, 2018 until the maturity date of each series of the debentures. Pending the allocation of the net proceeds to finance or refinance eligible green expenditures, CECONY used the net proceeds for repayment of short-term debt and temporarily placed the remaining net proceeds in short-term interest-bearing instruments. See Note C to the Second Quarter Financial Statements.
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
Con Edison’s cash flows from financing for the six months ended June 30, 2020 and 2019 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $52 million and $51 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at June 30, 2020 and 2019 and the average daily balances for the six months ended June 30, 2020 and 2019 for Con Edison and CECONY were as follows:

	2020		2019
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30,	Daily average	Outstanding at June 30,	Daily average
Con Edison	$1,813	$1,117	$1,161	$1,111
CECONY	$1,115	$547	$849	$711
Weighted average yield	0.2	1.6	2.6	2.7

Capital Requirements and Resources
Contractual Obligations
Con Edison’s material obligations to make payments pursuant to contracts totaled $56,926 million and $54,144 million at June 30, 2020 and December 31, 2019, respectively. The increase at June 30, 2020 is primarily due to increases in long-term debt ($1,160 million) and interest on long-term debt ($938 million). See "Cash Flows from Financing Activities,” above.

Capital Resources
For each of the Companies, the common equity ratio at June 30, 2020 and December 31, 2019 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2020	December 31, 2019
Con Edison	49.1	49.6
CECONY	47.8	49.2

At June 30, 2020, the credit ratings assigned by Moody’s, S&P and Fitch to the senior unsecured debt and commercial paper of Con Edison, CECONY and O&R were as follows:

	Moody's	S&P	Fitch
Con Edison
Senior Unsecured Debt	Baa2	BBB+	BBB+
Commercial Paper	P-2	A-2	F2
CECONY
Senior Unsecured Debt	Baa1	A-	A-
Commercial Paper	P-2	A-2	F2
O&R
Senior Unsecured Debt	Baa1	A-	A-
Commercial Paper	P-2	A-2	F2

Securities ratings assigned by rating organizations are expressions of opinion and are not recommendations to buy, sell or hold securities. A securities rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at June 30, 2020 and December 31, 2019 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
ASSETS
Current assets	$3,747	$3,543	$231	$243	$568	$511	$22	$2	$(4)	$(27)	$4,564	$4,272
Investments	475	461	25	26	—	—	1,587	1,585	(7)	(7)	2,080	2,065
Net plant	38,205	37,414	2,377	2,336	4,299	4,121	17	17	(1)	1	44,897	43,889
Other noncurrent assets	4,897	5,139	376	401	1,852	1,896	14	14	401	403	7,540	7,853
Total Assets	$47,324	$46,557	$3,009	$3,006	$6,719	$6,528	$1,640	$1,618	$389	$370	$59,081	$58,079

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,127	$4,131	$285	$311	$1,217	$1,525	$122	$135	$954	$185	$6,705	$6,287
Noncurrent liabilities	13,378	13,665	1,128	1,115	177	201	101	88	2	(17)	14,786	15,052
Long-term debt	15,554	14,614	818	818	2,858	2,400	500	500	(581)	195	19,149	18,527
Equity	14,265	14,147	778	762	2,467	2,402	917	895	14	7	18,441	18,213
Total Liabilities and Equity	$47,324	$46,557	$3,009	$3,006	$6,719	$6,528	$1,640	$1,618	$389	$370	$59,081	$58,079
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at June 30, 2020 were $204 million higher than at December 31, 2019. The change in current assets primarily reflects an increase in cash and temporary cash investments ($163 million), accounts receivables, less allowance for uncollectible accounts ($90 million) and revenue decoupling mechanism receivable ($71 million), offset in part by a decrease in accrued unbilled revenue ($82 million).

Investments at June 30, 2020 were $14 million higher than at December 31, 2019. The change in investments primarily reflects an increase in supplemental retirement income plan assets. See Note E to the Second Quarter Financial Statements.

Net plant at June 30, 2020 was $791 million higher than at December 31, 2019. The change in net plant primarily reflects an increase in electric ($671 million), gas ($333 million) and steam ($28 million) plant balances and an increase in construction work in progress ($143 million), offset in part by an increase in accumulated depreciation ($438 million).

Other noncurrent assets at June 30, 2020 were $242 million lower than at December 31, 2019. The change in other noncurrent assets primarily reflects a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2019, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($456 million). See Notes B, E and F to the Second Quarter Financial Statements. The change in the regulatory asset also reflects the year's amortization of accounting costs. This decrease is offset in part by an increase in the regulatory asset for deferred pension and other postretirement benefits ($149 million) and deferred derivative losses ($57 million). See “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements.

Noncurrent liabilities at June 30, 2020 were $287 million lower than at December 31, 2019. The change in noncurrent liabilities primarily reflects a decrease in the liability for pension and retiree benefits ($285 million) that primarily reflects the final actuarial valuation, as measured at December 31, 2019, of the plans in accordance with the accounting rules for retirement benefits. See Notes E and F to the Second Quarter Financial Statements. The change also reflects a decrease in the regulatory liability for future income tax ($100 million) and TCJA net benefits ($88 million). These decreases are offset in part by a change in deferred income taxes and unamortized investment tax credits ($159 million) that primarily reflects accelerated tax depreciation, repair deductions and the amortization of excess deferred federal income taxes due to the TCJA. See Note J to the Second Quarter Financial Statements.

Long-term debt at June 30, 2020 was $940 million higher than at December 31, 2019. The change in long-term debt primarily reflects the March 2020 issuance of $1,600 million of debentures, offset in part by the reclassification of $640 million of long-term debt to long-term debt due within one year. See "Liquidity and Capital Resources – Cash Flows From Financing Activities" above and Note C to the Second Quarter Financial Statements.

Equity at June 30, 2020 was $118 million higher than at December 31, 2019. The change in equity primarily reflects net income for the six months ended June 30, 2020 ($558 million) and capital contributions from parent ($50 million) in 2020, offset in part by common stock dividends to parent ($491 million) in 2020.

O&R
Net plant at June 30, 2020 was $41 million higher than at December 31, 2019. The change in net plant primarily reflects an increase in electric ($38 million) and gas ($15 million) plant balances and an increase in construction work in progress ($20 million), offset in part by an increase in accumulated depreciation ($33 million).

Other noncurrent assets at June 30, 2020 were $25 million lower than at December 31, 2019. The change in other noncurrent assets primarily reflects a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2019, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($13 million). The change in the regulatory asset also reflects the year's amortization of accounting costs. The change in other noncurrent assets also reflects a decrease in the regulatory asset for deferred storm costs ($7 million) and a decrease in other work in progress ($6 million).

Current liabilities at June 30, 2020 were $26 million lower than at December 31, 2019. The change in current liabilities primarily reflects a decrease in accounts payable ($16 million), accrued taxes to affiliated companies ($12 million), billing overcollections ($8 million) and a decrease in the current regulatory liability for refundable energy ($9 million) and revenue decoupling mechanism reconciliation ($7 million), offset in part by higher notes payable ($28 million).

Equity at June 30, 2020 was $16 million higher than at December 31, 2019. The change in equity primarily reflects net income for the six months ended June 30, 2020 ($29 million), an increase in other comprehensive income ($6 million) and capital contributions from parent ($5 million) in 2020, offset in part by common stock dividends to parent ($25 million) in 2020.

Clean Energy Businesses
Current assets at June 30, 2020 were $57 million higher than at December 31, 2019. The change in current assets primarily reflects an increase in accrued receivables and cash.

Net plant at June 30, 2020 was $178 million higher than at December 31, 2019. The change in net plant primarily reflects additional capital expenditures, offset in part by an increase in accumulated depreciation.

Other noncurrent assets at June 30, 2020 were $44 million lower than at December 31, 2019. The change in other noncurrent assets primarily reflects the amortization of the purchase power agreement intangible assets.

Current liabilities at June 30, 2020 were $308 million lower than at December 31, 2019. The change in current liabilities primarily reflects the reclassification of the company’s PG&E-related non-recourse project debt with a maturity longer than one year from long-term debt due within one year to long-term debt ($898 million) (see Note C to the Second Quarter Financial Statements), offset in part by the reclassification of an intercompany loan agreement from the parent company from long-term debt to current liabilities ($400 million) and additional working capital requirements.

Noncurrent liabilities at June 30, 2020 were $24 million lower than at December 31, 2019. The change in noncurrent liabilities primarily reflects the change in deferred taxes and the reduction of lease liability associated with the adoption of ASU No. 2016-02 “Leases (Topic 842)," offset in part by the change in the fair value of derivative liabilities.

Long-term debt at June 30, 2020 was $458 million higher than at December 31, 2019. The change in long-term debt primarily reflects the reclassification of the company’s PG&E-related non-recourse project debt with a maturity longer than one year from long-term debt due within one year to long-term debt ($898 million) (see Note C to the Second Quarter Financial Statements), offset in part by the reclassification of an intercompany loan agreement from the parent company from long-term debt to current liabilities ($400 million).

Equity at June 30, 2020 was $65 million higher than at December 31, 2019. The change in equity primarily reflects capital contributions from parent ($100 million) in 2020 and an increase in noncontrolling interest ($24 million) in 2020, offset in part by a net loss for the six months ended June 30, 2020 ($49 million) and common stock dividends to parent ($10 million) in 2020.

CET
Current assets at June 30, 2020 were $20 million higher than at December 31, 2019. The change in current assets primarily reflects a receivable of $19 million from Crestwood Pipeline and Storage Northeast LLC (Crestwood), the joint venture partner in Stagecoach Gas Services, LLC. The agreement between Crestwood and Con Edison Gas Pipeline and Storage, LLC (CET Gas) provides for payments from Crestwood to CET Gas for shortfalls in meeting certain earnings growth performance targets. The payment is expected to total $57 million ($19 million of which is due in the first quarter 2021 and was recorded as a receivable by CET in March 2020, with an additional $19 million plus interest due in each of January 2022 and January 2023). See "Con Edison Transmission" below.

Investments at June 30, 2020 were $2 million higher than at December 31, 2019. The change in investments primarily reflects increased allowance for funds used during construction (AFUDC) income from Mountain Valley Pipeline, LLC ($29 million) and investment income from NY Transco ($4 million), offset in part by investment income less partnership distribution from Stagecoach Services ($12 million) and the decrease in CET Gas' investment in Stagecoach Gas Services, LLC due to the receivable from Crestwood described above ($19 million).

Equity at June 30, 2020 was $22 million higher than at December 31, 2019. The change in equity primarily reflects net income for the six months ended June 30, 2020 ($28 million), offset in part by common stock dividends to parent ($6 million) in 2020.

Off-Balance Sheet Arrangements
At June 30, 2020, none of the Companies’ transactions, agreements or other contractual arrangements meet the SEC definition of off-balance sheet arrangements.

Regulatory Matters
For information about the Utilities’ regulatory matters, see Note B to the Second Quarter Financial Statements.

Environmental Matters
For information about the Companies’ environmental matters, see Note G to the Second Quarter Financial Statements.

Clean Energy Businesses
The following table provides information about the Clean Energy Businesses' renewable electric production projects that are in operation and/or in construction at June 30, 2020:

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual/Expected In-Service Date (b)	State	PPA Counterparty (c)
Utility Scale
Solar
PJM assets	73	(d)	2011/2013	New Jersey/Pennsylvania	Various
New England assets	24	Various	2011/2017	Massachusetts/Rhode Island	Various
California Solar (e)	110	25	2012/2013	California	PG&E
Mesquite Solar 1 (e)	165	20	2013	Arizona	PG&E
Copper Mountain Solar 2 (e)	150	25	2013/2015	Nevada	PG&E
Copper Mountain Solar 3 (e)	255	20	2014/2015	Nevada	SCPPA
California Solar 2 (e)	80	20	2014/2016	California	SCE/PG&E
Texas Solar 4 (e)	40	25	2014	Texas	City of San Antonio
Texas Solar 5 (e)	100	25	2015	Texas	City of San Antonio
Texas Solar 7 (e)	112	25	2016	Texas	City of San Antonio
California Solar 3 (e)	110	20	2016/2017	California	SCE/PG&E
Upton Solar (e)	158	25	2017	Texas	City of Austin
California Solar 4 (e)	240	20	2017/2018	California	SCE
Copper Mountain Solar 1 (e)	58	12	2018	Nevada	PG&E
Copper Mountain Solar 4 (e) (f)	94	20	2018	Nevada	SCE
Mesquite Solar 2 (e) (f)	100	18	2018	Arizona	SCE
Mesquite Solar 3 (e) (f)	150	23	2018	Arizona	WAPA (U.S. Navy)
Great Valley Solar (e) (f)	200	17	2018	California	MCE/SMUD/PG&E/SCE
Crane Solar	112	12	2020	Texas	Vistra
Other	26	Various	Various	Various	Various
Total Solar	2,357
Wind
Broken Bow II (e)	75	25	2014	Nebraska	NPPD
Wind Holdings (e)	180	Various	Various	South Dakota/ Montana	NWE/Basin Electric
Adams Rose Wind (e)	23	7	2016	Minnesota	Dairyland
Coram Wind (e)	102	16	2016	California	PG&E
Other	30	Various	Various	Various	Various
Total Wind	410
Total MW (AC) in Operation	2,767
Total MW (AC) in Construction	607
Total MW (AC) Utility Scale	3,374
Behind the Meter
Total MW (AC) in Operation	56
Total MW (AC) in Construction	13
Total MW Behind the Meter	69

(a)	Represents PPA contractual term or remaining term from the date of acquisition.

(b)	Represents Actual/Expected In-Service Date or date of acquisition.

(c)
PPA Counterparties include: Pacific Gas and Electric Company (PG&E), Southern California Public Power Authority (SCPPA), Southern California Edison Company (SCE), Western Area Power Administration (WAPA), Marin Clean Energy (MCE), Sacramento Municipal Utility District (SMUD), Nebraska Public Power District (NPPD) and NorthWestern Energy (NWE). For information about PG&E’s emergence from bankruptcy, see “Long-Lived and Intangible Assets” in Note A to the Second Quarter Financial Statements.

(d)	Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2023.

(e)	Project has been pledged as security for project debt financing.

(f)	Projects are financed with tax equity. See Note O to the Second Quarter Financial Statements.

Renewable Electric Generation
Renewable electric production volumes from utility scale assets for the three and six months ended June 30, 2020 compared with the 2019 period were:

	Millions of kWh
	For the Three Months Ended				For the Six Months Ended
Description	June 30, 2020	June 30, 2019	Variation	Percent Variation	June 30, 2020	June 30, 2019	Variation	Percent Variation
Renewable electric production projects
Solar	1,784	1,688	96	5.7%	2,939	2,732	207	7.6%
Wind	388	354	34	9.6%	738	661	77	11.6%
Total	2,172	2,042	130	6.4%	3,677	3,393	284	8.4%

Con Edison Transmission
CET Gas
In June 2020, the operator of the Mountain Valley Pipeline, which is being constructed by a joint venture in which CET Gas has a 12.1 percent ownership interest (that is expected to be reduced below 10 percent based on the current project cost estimate), indicated that it now expects an early 2021 full in-service date for the project. The operator indicated that total project costs may potentially increase approximately 5% above the project’s $5,400 million estimate, excluding AFUDC. At June 30, 2020, CET Gas’s cash contributions to the joint venture amounted to $530 million.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses use interest rate swaps to exchange variable-rate project financed debt for a fixed interest rate. See Note M to the Second Quarter Financial Statements. Con Edison and CECONY estimate that at June 30, 2020, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable-rate tax-exempt debt, are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note M to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2020, a 10 percent decline in market prices would result in a decline in fair value of $89 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $84 million is for CECONY and $5 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	June 30, 2020	December 31, 2019
(Millions of Dollars)
Average for the period	$—	$—
High	—	1
Low	—	—

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans and to the investments of Con Edison Transmission that are accounted for under the equity method.

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At June 30, 2020, the pension plan investments consisted of 50 percent equity securities, 38 percent debt securities and 12 percent real estate.

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
The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets. In the second quarter, our service territories included some of the most severely impacted counties in the United States. As a result of the COVID-19 pandemic, we may face an extended economic slowdown in our service territories that could have a material impact on our liquidity, financial condition, and results of operations.

We will continue to monitor developments relating to the COVID-19 pandemic; however, we cannot predict the extent to which COVID-19 may have a material impact on our business operations, liquidity, financial condition, and results of operations. The extent to which COVID-19 may impact these matters will depend on future developments that are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19, actions that federal, state and local governmental or regulatory agencies may take in response to COVID-19, and other actions taken to contain it or treat its impact, among others. See “Coronavirus Disease 2019 (COVID-19) Impacts” in Item 2 and “COVID-19 Regulatory Matters” in Note B.

Item 6: Exhibits
Con Edison

Exhibit 10.1
Commitment Increase Supplement, dated as of June 26, 2020, among Con Edison, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10 to Con Edison’s Current Report on Form 8-K, dated June 26, 2020 (File No. 1-14514).

Exhibit 10.2	Amendment to the Consolidated Edison Retirement Plan, effective March 27, 2020
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: August 6, 2020	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer