Form 10-Q
period 2020-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2020-11-05
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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

As of October 31, 2020, Con Edison had outstanding 334,858,832 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
CPUC	California Public Utilities Commission
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PHMSA	U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical liquidation at book value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced metering infrastructure
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as enacted on March 27, 2020
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
DER	Distributed energy resources
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Second Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended June 30 of the current year
Third Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended September 30 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2019
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service, Inc.
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will” and similar expressions identify forward-looking statements. Forward-looking statements reflect information available and assumptions at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to:
•the Companies are extensively regulated and are subject to penalties;
•the Utilities’ rate plans may not provide a reasonable return;
•the Companies may be adversely affected by changes to the Utilities’ rate plans;
•the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;
•a cyber attack could adversely affect the Companies;
•the failure of processes and systems and the performance of employees and contractors could adversely affect the Companies;
•the Companies are exposed to risks from the environmental consequences of their operations, including increased costs related to climate change;
•a disruption in the wholesale energy markets or failure by an energy supplier or customer could adversely affect the Companies;
•the Companies have substantial unfunded pension and other postretirement benefit liabilities;
•Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;
•the Companies require access to capital markets to satisfy funding requirements;
•changes to tax laws could adversely affect the Companies;
•the Companies’ strategies may not be effective to address changes in the external business environment;
•the Companies face risks related to health epidemics and other outbreaks, including the COVID-19 pandemic; and
•the Companies also face other risks that are beyond their control.
The Companies assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars/Except Share Data)	2020	2019	2020	2019
OPERATING REVENUES
Electric	$2,770	$2,753	$6,660	$6,665
Gas	289	306	1,673	1,790
Steam	51	58	385	469
Non-utility	223	248	568	699
TOTAL OPERATING REVENUES	3,333	3,365	9,286	9,623
OPERATING EXPENSES
Purchased power	503	483	1,192	1,203
Fuel	24	31	124	163
Gas purchased for resale	55	98	364	671
Other operations and maintenance	736	847	2,116	2,422
Depreciation and amortization	482	421	1,428	1,253
Taxes, other than income taxes	673	618	1,915	1,800
TOTAL OPERATING EXPENSES	2,473	2,498	7,139	7,512
OPERATING INCOME	860	867	2,147	2,111
OTHER INCOME (DEDUCTIONS)
Investment income	27	25	78	70
Other income	8	10	15	26
Allowance for equity funds used during construction	2	4	12	11
Other deductions	(50)	(25)	(177)	(76)
TOTAL OTHER INCOME (DEDUCTIONS)	(13)	14	(72)	31
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	847	881	2,075	2,142
INTEREST EXPENSE
Interest on long-term debt	227	220	685	660
Other interest	4	45	122	122
Allowance for borrowed funds used during construction	(5)	(3)	(10)	(10)
NET INTEREST EXPENSE	226	262	797	772
INCOME BEFORE INCOME TAX EXPENSE	621	619	1,278	1,370
INCOME TAX EXPENSE	119	116	183	243
NET INCOME	$502	$503	$1,095	$1,127
Income attributable to non-controlling interest	9	30	37	79
NET INCOME FOR COMMON STOCK	$493	$473	$1,058	$1,048
Net income per common share—basic	$1.47	$1.42	$3.17	$3.20
Net income per common share—diluted	$1.47	$1.42	$3.16	$3.19
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	334.5	332.2	334.1	327.3
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	335.4	333.2	335.0	328.3
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2020	2019	2020	2019
NET INCOME	$502	$503	$1,095	$1,127
INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(9)	(30)	(37)	(79)
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	2	1	7	6
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	2	1	7	6
COMPREHENSIVE INCOME	$495	$474	$1,065	$1,054
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2020	2019
OPERATING ACTIVITIES
Net income	$1,095	$1,127
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,428	1,253
Deferred income taxes	184	257
Rate case amortization and accruals	(30)	(88)
Common equity component of allowance for funds used during construction	(12)	(11)
Net derivative losses	80	55
Unbilled revenue and net unbilled revenue deferrals	29	29
Gain on sale of assets	—	(5)
Other non-cash items, net	91	(25)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(322)	8
Materials and supplies, including fuel oil and gas in storage	(1)	—
Revenue decoupling mechanism receivable	(52)	(91)
Other receivables and other current assets	(32)	103
Taxes receivable	(6)	39
Prepayments	(517)	(520)
Accounts payable	19	(67)
Pensions and retiree benefits obligations, net	181	253
Pensions and retiree benefits contributions	(474)	(353)
Accrued taxes	13	(27)
Accrued interest	102	95
Superfund and environmental remediation costs, net	(8)	(8)
Distributions from equity investments	29	46
System benefit charge	(56)	9
Deferred charges, noncurrent assets and other regulatory assets	(443)	(238)
Deferred credits and other regulatory liabilities	35	144
Other current and noncurrent liabilities	35	(25)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,368	1,960
INVESTING ACTIVITIES
Utility construction expenditures	(2,346)	(2,428)
Cost of removal less salvage	(216)	(219)
Non-utility construction expenditures	(414)	(143)
Investments in electric and gas transmission projects	(24)	(159)
Proceeds from sale of assets	—	48
Other investing activities	16	17
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,984)	(2,884)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	137	(1,266)
Issuance of long-term debt	1,675	1,989
Retirement of long-term debt	(463)	(702)
Debt issuance costs	(25)	(15)
Common stock dividends	(731)	(690)
Issuance of common shares - public offering	88	825
Issuance of common shares for stock plans	43	40
Distribution to noncontrolling interest	(11)	(10)
NET CASH FLOWS FROM FINANCING ACTIVITIES	713	171
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(903)	(753)
BALANCE AT BEGINNING OF PERIOD	1,217	1,006
BALANCE AT END OF PERIOD	$314	$253
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$583	$576
Income taxes	$31	$(28)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$432	$328
Issuance of common shares for dividend reinvestment	$36	$36
Software licenses acquired but unpaid as of end of period	$51	$80
Equipment acquired but unpaid as of end of period	$28	$33

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$153	$981
Accounts receivable – customers, less allowance for uncollectible accounts of $118 and $70 in 2020 and 2019, respectively	1,510	1,236
Other receivables, less allowance for uncollectible accounts of $6 and $4 in 2020 and 2019, respectively	211	184
Taxes receivable	26	20
Accrued unbilled revenue	511	599
Fuel oil, gas in storage, materials and supplies, at average cost	353	352
Prepayments	777	260
Regulatory assets	166	128
Restricted cash	161	236
Revenue decoupling mechanism receivable	128	76
Other current assets	208	200
TOTAL CURRENT ASSETS	4,204	4,272
INVESTMENTS	2,124	2,065
UTILITY PLANT, AT ORIGINAL COST
Electric	32,978	31,866
Gas	10,583	10,107
Steam	2,638	2,601
General	3,733	3,562
TOTAL	49,932	48,136
Less: Accumulated depreciation	11,017	10,322
Net	38,915	37,814
Construction work in progress	2,211	1,937
NET UTILITY PLANT	41,126	39,751
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $489 and $391 in 2020 and 2019, respectively	3,911	3,829
Construction work in progress	527	309
NET PLANT	45,564	43,889
OTHER NONCURRENT ASSETS
Goodwill	446	446
Intangible assets, less accumulated amortization of $203 and $126 in 2020 and 2019, respectively	1,485	1,557
Regulatory assets	4,655	4,859
Operating lease right-of-use asset	844	857
Other deferred charges and noncurrent assets	273	134
TOTAL OTHER NONCURRENT ASSETS	7,703	7,853
TOTAL ASSETS	$59,595	$58,079
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,965	$1,446
Term loan	820	—
Notes payable	1,009	1,692
Accounts payable	1,279	1,164
Customer deposits	319	346
Accrued taxes	89	76
Accrued interest	255	153
Accrued wages	110	102
Fair value of derivative liabilities	149	123
Regulatory liabilities	90	102
System benefit charge	591	647
Operating lease liabilities	90	65
Other current liabilities	394	371
TOTAL CURRENT LIABILITIES	7,160	6,287
NONCURRENT LIABILITIES
Provision for injuries and damages	173	130
Pensions and retiree benefits	760	1,516
Superfund and other environmental costs	726	734
Asset retirement obligations	441	425
Fair value of derivative liabilities	298	105
Deferred income taxes and unamortized investment tax credits	6,507	6,227
Operating lease liabilities	807	809
Regulatory liabilities	4,569	4,827
Other deferred credits and noncurrent liabilities	237	279
TOTAL NONCURRENT LIABILITIES	14,518	15,052
LONG-TERM DEBT	19,206	18,527
EQUITY
Common shareholders’ equity	18,494	18,022
Noncontrolling interest	217	191
TOTAL EQUITY (See Statement of Equity)	18,711	18,213
TOTAL LIABILITIES AND EQUITY	$59,595	$58,079
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	321	$34	$7,117	$10,728	23	$(1,038)	$(99)	$(16)	$113	$16,839
Net income				424					21	445
Common stock dividends ($0.74 per share)				(237)						(237)
Issuance of common shares – public offering	6		433				(8)			425
Issuance of common shares for stock plans			27							27
Other comprehensive income								4		4
Distributions to noncontrolling interest									(2)	(2)
BALANCE AS OF MARCH 31, 2019	327	$34	$7,577	$10,915	23	$(1,038)	$(107)	$(12)	$132	$17,501
Net income				152					27	179
Common stock dividends ($0.74 per share)				(242)						(242)
Issuance of common shares – public offering	5	1	402				(3)			400
Issuance of common shares for stock plans			29							29
Other comprehensive income								1		1
Distributions to noncontrolling interest									(3)	(3)
BALANCE AS OF JUNE 30, 2019	332	$35	$8,008	$10,825	23	$(1,038)	$(110)	$(11)	$156	$17,865
Net income				473					30	503
Common stock dividends ($0.74 per share)				(247)						(247)
Issuance of common shares – public offering										—
Issuance of common shares for stock plans			23							23
Other comprehensive income								1		1
Distributions to noncontrolling interest									(11)	(11)
BALANCE AS OF SEPTEMBER 30, 2019	332	$35	$8,031	$11,051	23	$(1,038)	$(110)	$(10)	$175	$18,134

BALANCE AS OF DECEMBER 31, 2019	333	$35	$8,054	$11,100	23	$(1,038)	$(110)	$(19)	$191	$18,213
Net income				375					17	392
Common stock dividends ($0.76 per share)				(255)						(255)
Issuance of common shares - public offering	1		88							88
Issuance of common shares for stock plans			26							26
Other comprehensive income								5		5
Distributions to noncontrolling interest									(2)	(2)
BALANCE AS OF MARCH 31, 2020	334	$35	$8,168	$11,220	23	$(1,038)	$(110)	$(14)	$206	$18,467
Net income				190					12	202
Common stock dividends ($0.76 per share)				(256)						(256)
Issuance of common shares - public offering										—
Issuance of common shares for stock plans			30							30
Other comprehensive income										—

Distributions to noncontrolling interest									(2)	(2)
BALANCE AS OF JUNE 30, 2020	334	$35	$8,198	$11,154	23	$(1,038)	$(110)	$(14)	$216	$18,441
Net income				493					9	502
Common stock dividends ($0.76 per share)				(256)						(256)
Issuance of common shares - public offering										—
Issuance of common shares for stock plans			30							30
Other comprehensive income								2		2
Distributions to noncontrolling interest									(8)	(8)
BALANCE AS OF SEPTEMBER 30, 2020	334	$35	$8,228	$11,391	23	$(1,038)	$(110)	$(12)	$217	$18,711
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2020	2019	2020	2019
OPERATING REVENUES
Electric	$2,562	$2,544	$6,178	$6,174
Gas	259	275	1,509	1,605
Steam	51	58	385	469
TOTAL OPERATING REVENUES	2,872	2,877	8,072	8,248
OPERATING EXPENSES
Purchased power	447	423	1,065	1,058
Fuel	24	31	124	163
Gas purchased for resale	38	52	298	445
Other operations and maintenance	597	712	1,714	2,022
Depreciation and amortization	401	346	1,187	1,020
Taxes, other than income taxes	643	590	1,830	1,715
TOTAL OPERATING EXPENSES	2,150	2,154	6,218	6,423
OPERATING INCOME	722	723	1,854	1,825
OTHER INCOME (DEDUCTIONS)
Investment and other income	6	10	11	23
Allowance for equity funds used during construction	1	3	10	9
Other deductions	(45)	(22)	(159)	(63)
TOTAL OTHER INCOME (DEDUCTIONS)	(38)	(9)	(138)	(31)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	684	714	1,716	1,794
INTEREST EXPENSE
Interest on long-term debt	179	168	537	501
Other interest	7	16	26	52
Allowance for borrowed funds used during construction	(4)	(3)	(9)	(8)
NET INTEREST EXPENSE	182	181	554	545
INCOME BEFORE INCOME TAX EXPENSE	502	533	1,162	1,249
INCOME TAX EXPENSE	97	119	199	271
NET INCOME	$405	$414	$963	$978
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2020	2019	2020	2019
NET INCOME	$405	$414	$963	$978
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	1	2	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	1	2	1
COMPREHENSIVE INCOME	$405	$415	$965	$979
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2020	2019
OPERATING ACTIVITIES
Net income	$963	$978
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,187	1,020
Deferred income taxes	201	244
Rate case amortization and accruals	(30)	(87)
Common equity component of allowance for funds used during construction	(10)	(9)
Unbilled revenue and net unbilled revenue deferrals	—	38
Gain on sale of assets	—	(5)
Other non-cash items, net	36	(19)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(289)	(2)
Materials and supplies, including fuel oil and gas in storage	6	9
Revenue decoupling mechanism	(45)	(91)
Other receivables and other current assets	3	107
Accounts receivable from affiliated companies	(83)	14
Prepayments	(481)	(499)
Accounts payable	29	(92)
Accounts payable to affiliated companies	1	(4)
Pensions and retiree benefits obligations, net	169	237
Pensions and retiree benefits contributions	(434)	(322)
Superfund and environmental remediation costs, net	(14)	(10)
Accrued taxes	10	(23)
Accrued taxes to affiliated companies	3	—
Accrued interest	97	68
System benefit charge	(53)	9
Deferred charges, noncurrent assets and other regulatory assets	(420)	(248)
Deferred credits and other regulatory liabilities	112	184
Other current and noncurrent liabilities	1	(7)
NET CASH FLOWS FROM OPERATING ACTIVITIES	959	1,490
INVESTING ACTIVITIES
Utility construction expenditures	(2,200)	(2,271)
Cost of removal less salvage	(212)	(214)
Proceeds from sale of assets	—	48
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,412)	(2,437)
FINANCING ACTIVITIES
Net payment of short-term debt	(146)	(262)
Issuance of long-term debt	1,600	700
Retirement of long-term debt	(350)	(475)
Debt issuance costs	(24)	(9)
Capital contribution by parent	200	875
Dividend to parent	(737)	(685)
NET CASH FLOWS FROM FINANCING ACTIVITIES	543	144
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(910)	(803)
BALANCE AT BEGINNING OF PERIOD	933	818
BALANCE AT END OF PERIOD	$23	$15
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$430	$439
Income taxes	$78	$13
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$340	$295
Software licenses acquired but unpaid as of end of period	$48	$76
Equipment acquired but unpaid as of end of period	$28	$33
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$23	$933
Accounts receivable – customers, less allowance for uncollectible accounts of $110 and $65 in 2020 and 2019, respectively	1,397	1,153
Other receivables, less allowance for uncollectible accounts of $4 and $3 in 2020 and 2019, respectively	118	120
Taxes receivable	3	—
Accrued unbilled revenue	418	477
Accounts receivable from affiliated companies	156	73
Fuel oil, gas in storage, materials and supplies, at average cost	287	293
Prepayments	659	178
Regulatory assets	144	113
Revenue decoupling mechanism receivable	121	76
Other current assets	121	127
TOTAL CURRENT ASSETS	3,447	3,543
INVESTMENTS	505	461
UTILITY PLANT, AT ORIGINAL COST
Electric	31,019	29,989
Gas	9,676	9,229
Steam	2,638	2,601
General	3,441	3,271
TOTAL	46,774	45,090
Less: Accumulated depreciation	10,139	9,490
Net	36,635	35,600
Construction work in progress	2,079	1,812
NET UTILITY PLANT	38,714	37,412
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2020 and 2019	2	2
NET PLANT	38,716	37,414
OTHER NONCURRENT ASSETS
Regulatory assets	4,278	4,487
Operating lease right-of-use asset	584	601
Other deferred charges and noncurrent assets	138	51
TOTAL OTHER NONCURRENT ASSETS	5,000	5,139
TOTAL ASSETS	$47,668	$46,557
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$640	$350
Notes payable	991	1,137
Accounts payable	1,040	956
Accounts payable to affiliated companies	14	13
Customer deposits	304	334
Accrued taxes	81	71
Accrued taxes to affiliated companies	3	—
Accrued interest	210	113
Accrued wages	99	92
Fair value of derivative liabilities	86	81
Regulatory liabilities	62	63
System benefit charge	534	587
Operating lease liabilities	69	54
Other current liabilities	274	280
TOTAL CURRENT LIABILITIES	4,407	4,131
NONCURRENT LIABILITIES
Provision for injuries and damages	165	125
Pensions and retiree benefits	551	1,241
Superfund and other environmental costs	647	654
Asset retirement obligations	372	362
Fair value of derivative liabilities	134	65
Deferred income taxes and unamortized investment tax credits	6,374	6,000
Operating lease liabilities	554	551
Regulatory liabilities	4,134	4,427
Other deferred credits and noncurrent liabilities	198	240
TOTAL NONCURRENT LIABILITIES	13,129	13,665
LONG-TERM DEBT	15,557	14,614
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	14,575	14,147
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$47,668	$46,557
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	235	$589	$4,769	$8,581	$(962)	$(62)	$(5)	$12,910
Net income				412				412
Common stock dividend to parent				(228)				(228)
Capital contribution by parent			225					225
Other comprehensive income								—
BALANCE AS OF MARCH 31, 2019	235	589	4,994	8,765	(962)	(62)	(5)	13,319
Net income				152				152
Common stock dividend to parent				(228)				(228)
Capital contribution by parent			625					625
Other comprehensive income								—
BALANCE AS OF JUNE 30, 2019	235	$589	$5,619	$8,689	$(962)	$(62)	$(5)	$13,868
Net income				414				414
Common stock dividend to parent				(229)				(229)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF SEPTEMBER 30, 2019	235	589	5,644	8,874	(962)	(62)	(4)	14,079

BALANCE AS OF DECEMBER 31, 2019	235	$589	$5,669	$8,919	$(962)	$(62)	$(6)	$14,147
Net income				406				406
Common stock dividend to parent				(246)				(246)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2020	235	$589	$5,694	$9,079	$(962)	$(62)	$(5)	$14,333
Net income				152				152
Common stock dividend to parent				(246)				(246)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2020	235	$589	$5,719	$8,985	$(962)	$(62)	$(4)	$14,265
Net income				405				405
Common stock dividend to parent				(245)				(245)
Capital contribution by parent			150					150
Other comprehensive income							—	—
BALANCE AS OF SEPTEMBER 30, 2020	235	$589	$5,869	$9,145	$(962)	$(62)	$(4)	$14,575
The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General
These combined notes accompany and form an integral part of the separate interim consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, which are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Orange and Rockland Utilities, Inc. and its subsidiary (O&R), Con Edison Clean Energy Businesses, Inc. (together with its subsidiaries, the Clean Energy Businesses) and Con Edison Transmission, Inc. (together with its subsidiaries, Con Edison Transmission) in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to CECONY and O&R.
As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2019 and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Allowance for Uncollectible Accounts
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
The Clean Energy Businesses’ customer accounts receivable balance generally reflects the management of energy supply assets, energy-efficiency services to government and commercial customers, and the engineering, procurement, and construction services of renewable energy projects. The Clean Energy Businesses calculate an allowance for uncollectible accounts related to their energy services customers based on an aging and customer-specific analysis. The amount of such reserves was not material at September 30, 2020.
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
During the first nine months of 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases to the allowance for uncollectible accounts for Con Edison and CECONY were $31 million and $30 million, respectively, for the three months ended September 30, 2020 and $48 million and $46 million, respectively, for the nine months ended September 30, 2020.
Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a rollforward by major portfolio segment type for the three and nine months ended September 30, 2020:

	For the Three Months Ended September 30, 2020
	Con Edison		CECONY
(Millions of Dollars)	Accounts receivable - customers	Other receivables	Accounts receivable - customers	Other receivables
Allowance for credit losses
Beginning Balance at July 1, 2020	$87	$5	$81	$3
Recoveries	2	—	2	—
Write-offs	(4)	—	(3)	—
Reserve adjustments	33	1	31	1
Ending Balance September 30, 2020	$118	$6	$111	$4

	For the Nine Months Ended September 30, 2020
	Con Edison		CECONY
(Millions of Dollars)	Accounts receivable - customers	Other receivables	Accounts receivable - customers	Other receivables
Allowance for credit losses
Beginning Balance at January 1, 2020	$70	$4	$65	$3
Recoveries	6	—	6	—
Write-offs	(37)	(1)	(35)	—
Reserve adjustments	79	3	75	1
Ending Balance September 30, 2020	$118	$6	$111	$4

General Utility Plant
General utility plant of Con Edison and CECONY included $88 million and $83 million, respectively, at September 30, 2020 and $93 million and $88 million, respectively, at December 31, 2019, related to a May 2018 acquisition of software licenses. The estimated aggregate annual amortization expense related to the software licenses for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $15 million at September 30, 2020 and $10 million at December 31, 2019.

Goodwill
The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of long-lived or intangible assets may not be recoverable at September 30, 2020.

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

Investments
Investments of Con Edison include those of Con Edison Transmission that are accounted for under the equity method ($1,599 million and $1,585 million at September 30, 2020 and December 31, 2019, respectively). Changes in economic conditions and forecasted cash flows, among other factors, could require equity method investments to recognize a decrease in value other than for a temporary decline.

Earnings Per Common Share
Con Edison presents basic and diluted earnings per share (EPS) on the face of its consolidated income statement. Basic EPS is calculated by dividing earnings available to common shareholders (“Net income for common stock” on Con Edison’s consolidated income statement) by the weighted average number of Con Edison common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common shares.

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the exercise price.

For the three and nine months ended September 30, 2020 and 2019, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2020	2019	2020	2019
Net income for common stock	$493	$473	$1,058	$1,048
Weighted average common shares outstanding – basic	334.5	332.2	334.1	327.3
Add: Incremental shares attributable to effect of potentially dilutive securities	0.9	1.0	0.9	1.0
Adjusted weighted average common shares outstanding – diluted	335.4	333.2	335.0	328.3
Net Income per common share – basic	$1.47	$1.42	$3.17	$3.20
Net Income per common share – diluted	$1.47	$1.42	$3.16	$3.19

The computation of diluted EPS for the three and nine months ended September 30, 2020 and 2019 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and nine months ended September 30, 2020 and 2019, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Beginning balance, accumulated OCI, net of taxes (a)	$(14)	$(11)	$(4)	$(5)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2020 and 2019 (a)(b)	2	1	—	1
Current period OCI, net of taxes	2	1	—	1
Ending balance, accumulated OCI, net of taxes	$(12)	$(10)	$(4)	$(4)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Beginning balance, accumulated OCI, net of taxes (a)	$(19)	$(16)	$(6)	$(5)
OCI before reclassifications, net of tax of $(1) for Con Edison in 2020 and 2019	4	2	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) and $(1) for Con Edison in 2020 and 2019, respectively (a)(b)	3	4	2	1
Current period OCI, net of taxes	7	6	2	1
Ending balance, accumulated OCI, net of taxes	$(12)	$(10)	$(4)	$(4)
(a)Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.
(b)For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets and liabilities instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit costs. See Notes E and F.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At September 30, 2020 and 2019, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At September 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Cash and temporary cash investments	$153	$78	$23	$15
Restricted cash (a)	161	175	—	—
Total cash, temporary cash investments and restricted cash	$314	$253	$23	$15
(a)Restricted cash included cash of the Clean Energy Businesses' renewable electric production project subsidiaries ($161 million and $174 million at September 30, 2020 and 2019, respectively) that, under the related project debt agreements, is either restricted until the various maturity dates of the project debt to being used for normal operating expenses and capital expenditures, debt service, and required reserves or were restricted as a result of the PG&E bankruptcy. During the pendency of the PG&E bankruptcy, cash was not distributed from the related projects to the Clean Energy Businesses. In July 2020, PG&E’s plan of reorganization became effective. In July 2020, the Clean Energy Businesses received previously restricted distributions and have resumed distributions for all projects. See “Long-Lived and Intangible Assets,” above, and Note C. At September 30, 2019, restricted cash included O&R's New Jersey utility subsidiary, Rockland Electric Company transition bond charge collections, net of principal, interest, and trustee and service fees ($1 million).

Note B – Regulatory Matters
COVID-19 Regulatory Matters
Governors, public utility commissions, federal authorities and other regulatory agencies in the states in which the Utilities operate have issued orders related to the COVID-19 pandemic that impact the Utilities as described below.

New York State Regulation
In March 2020, New York State Governor Cuomo declared a State Disaster Emergency for the State of New York, due to the COVID-19 pandemic and signed the "New York State on PAUSE" executive order that closed all non-essential businesses statewide. New York State designated utilities, including CECONY and O&R, as essential businesses that were able to continue a portion of their work during the effectiveness of the PAUSE order. In May 2020, the "New York Forward" plan went into effect. New York Forward is a phased plan to reopen businesses in geographic areas of New York State that meet metrics established by various public health organizations. In October 2020, Governor Cuomo announced a new cluster action initiative to address COVID-19 hotspots that have arisen in various areas of New York within the Utilities’ service territory and to impose new rules and restrictions targeted to areas with the highest concentration of COVID-19 cases and the surrounding communities. As a result of these COVID-19 clusters, the Utilities have limited their work in customer premises in the impacted areas to only address emergency, safety-related and selected service connections requested by customers. Since the emergency declaration, and due to economic conditions, the NYSPSC and the Utilities have worked to mitigate the potential impact of the COVID-19 pandemic on the Utilities, their customers and other stakeholders.

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In June 2020, the state of New York enacted a law prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers during the COVID-19 state of emergency. In addition, such prohibition will apply for an additional 180 days after the state of emergency ends for residential customers who have experienced a change in financial circumstances due to the COVID-19 pandemic. The law expires on March 31, 2021. For the three and nine months ended September 30, 2020, the estimated foregone revenues that were not collected by the Utilities were approximately $21 million and $44 million, respectively, for CECONY and $1 million and $2 million, respectively, for O&R. See Note K to the Third Quarter Financial Statements. Also in March 2020, the Utilities requested and the NYSPSC granted extensions to file their 2019 Earnings Adjustment Mechanisms (EAMs) reports, which were filed in July 2020. The earned EAM incentives of approximately $46 million and $3 million for CECONY and O&R, respectively, are being recovered from customers over a twelve-month period that began September 2020.

In June 2020, the NYSPSC directed CECONY to implement a summer cooling credit program to help mitigate the cost of staying home and running air conditioning for health-vulnerable low-income customers due to the limited availability of public cooling facilities as a result of the COVID-19 social distancing measures. The NYSPSC further ordered that the estimated $70.6 million cost of the program will be recovered over five years, beginning in January 2021. As of September 30, 2020, CECONY deferred for later recovery $63.6 million of summer cooling credit costs.

The Utilities’ New York rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. For the nine months ended September 30, 2020, the reserve increases to the allowance for uncollectible accounts associated with the COVID-19 pandemic for CECONY electric and gas operations and O&R electric operations were $46 million and $2 million, respectively, and were deferred pursuant to the legislative, regulatory and related actions provisions of the rate plans as a result of the New York State on PAUSE and related executive orders. The reserve increase to the allowance for uncollectible accounts associated with the COVID-19 pandemic for O&R gas operations of $1 million did not meet the deferral threshold at September 30, 2020. The Utilities’ New York rate plans also provide for an allowance for write-offs of customer accounts receivable balances. The above amounts deferred pursuant to the legislative, regulatory and related actions provisions were reduced by the amount that the actual write-offs of customer accounts receivable balances were below the allowance reflected in rates, which differences were $8 million and $1 million for CECONY and O&R, respectively, for the nine months ended September 30, 2020.

As of September 30, 2020, CECONY deferred, for New York City residential customers, $46.8 million of higher summer generation capacity supply costs. CECONY expects to recover approximately $17 million of such costs over the period November 2020 through April 2021 and the remaining balance over the period May 2021 through October 2021.

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

In July 2020, the NJBPU authorized RECO and other New Jersey utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020, and through the later of September 30, 2021, or 60 days after the emergency declaration is no longer in effect. RECO deferred net incremental COVID-19 related costs of $0.3 million through September 30, 2020.
Federal Regulation
In March 2020, the North American Electric Reliability Corporation (NERC) issued guidance that the effects of the COVID-19 pandemic will be considered an acceptable basis for non-compliance with certain NERC Reliability Standards requirements that would have required action between March 1, 2020 and July 31, 2020. In addition, it suspended on-site NERC compliance audits until December 31, 2020.

Also in March 2020, FERC announced several actions to ease regulatory obligations in response to the COVID-19 pandemic. These include postponement of certain filing deadlines and the suspension of all audit site visits and investigative testimony.

In April 2020, FERC announced it would expeditiously review and act on requests for relief in response to the COVID-19 pandemic, give priority to processing filings that contribute to the business continuity of regulated entities’ energy infrastructure and exercise prosecutorial discretion when addressing events arising during the COVID-19 pandemic. FERC also approved a blanket waiver of requirements in Open Access Transmission Tariffs that require entities to hold meetings in-person and to provide or obtain notarized documents. The blanket waivers were subsequently extended through January 29, 2021.

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

In April 2020, the NYSPSC issued an order that extended the deadlines to complete certain gas inspections by all New York gas utilities, including CECONY and O&R, from April 1, 2020 to August 1, 2020. The deadlines were subsequently extended to September 2, 2020, and CECONY and O&R have taken all reasonable measures to complete such inspections.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At September 30, 2020, the Utilities had not accrued a liability related to this matter.

In March 2018, Winter Storms Riley and Quinn caused damage to the Utilities’ electric distribution systems and interrupted service to approximately 209,000 CECONY customers, 93,000 O&R customers and 44,000 RECO customers. At September 30, 2020, CECONY's costs related to March 2018 storms, including Riley and Quinn, amounted to $134 million, including operation and maintenance expenses reflected in its electric rate plan ($15 million), operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan ($84 million), capital expenditures ($29 million) and removal costs ($6 million). At September 30, 2020, O&R and RECO costs related to 2018 storms amounted to $43 million and $17 million, respectively, most of which were deferred as regulatory assets pursuant to their electric rate plans. In January 2019, O&R began recovering its deferred storm costs over a six-year period in accordance with its New York electric rate plan. In February 2020, RECO began recovering its deferred storm costs over a four-year period in accordance with its New Jersey electric rate plan. The NYSPSC investigated the preparation and response to the storms by CECONY, O&R, and other New York electric utilities, including all aspects of their emergency response plans. In April 2019, following the issuance of a NYSPSC staff report on the investigation, the NYSPSC ordered the utilities to show cause why the NYSPSC should not commence a penalty action against them for violating their emergency response plans. At June 30, 2020, CECONY and O&R accrued $5.6 million and $0.85 million, respectively, related to this matter. In August 2020, the NYSPSC approved a July 2020 settlement agreement that provides for the Utilities to set aside $5.6 million and $0.85 million for the benefit of CECONY and O&R electric customers, respectively.

In July 2018, the NYSPSC commenced an investigation into the rupture of a CECONY steam main located on Fifth Avenue and 21st Street in Manhattan. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of buildings and streets for various periods. The NYSPSC has commenced an investigation. As of September 30, 2020, with respect to the incident, the company incurred operating costs of $17 million for property damage, clean-up and other response costs and invested $9 million in capital and retirement costs. During the second quarter of 2020, the company accrued a $3 million liability related to this matter.

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

In August 2020, Tropical Storm Isaias caused significant damage to the Utilities’ electric distribution systems and interrupted service to approximately 330,000 CECONY electric customers and approximately 200,000 O&R electric customers. As of September 30, 2020, CECONY incurred costs for Tropical Storm Isaias of $142 million (including $73 million of operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan, $56 million of capital expenditures and $13 million of operation and maintenance expenses). As of September 30, 2020, O&R incurred costs for Tropical Storm Isaias of $30 million (including $23 million of operation and maintenance expenses charged against a storm reserve pursuant to its New York electric rate plan and $7 million of capital expenditures). The Utilities’ electric rate plans provide for recovery of operating costs and capital expenditures under different provisions. The Utilities’ incremental operating costs attributable to storms are to be deferred for recovery as a regulatory asset under their electric rate plans, while capital expenditures, up to specified levels, are reflected in rates under their electric rate plans. In addition, CECONY and O&R reserved for customer benefit of $5 million and $2 million, respectively, for estimated food and medicine spoilage claims as of September 30, 2020. The provisions of the Utilities’ New York electric rate plans that impose negative revenue adjustments for operating performance provide for exceptions for major storms and catastrophic events beyond the control of the companies, including natural disasters such as hurricanes and floods. In August 2020, the New York State Department of Public Service (NYSDPS) issued to each of CECONY and O&R a Notice of Apparent Violations Related to Tropical Storm Isaias. The notices, among other things, asserted that, based on NYSDPS' initial investigations, the Utilities were in apparent violation of the New York State Public Service Law for allegedly failing to follow the requirements of their emergency response plans and asserted that the NYSPSC may seek to commence administrative penalty proceedings against the Utilities. The notices also provided for several corrective actions that the Utilities have since implemented. The notices further asserted that: the NYSPSC is authorized to revoke or modify utility certificates to operate based on findings of repeated violations that demonstrate a failure of a utility corporation to continue to provide safe and adequate service; the NYSPSC has on other occasions deemed the Utilities’ response to a major storm event to be inadequate; and the NYSDPS intends to specifically determine as part of its ongoing investigations whether the Utilities’ alleged violations warrant revocation of their certificates to operate. The Companies are unable to estimate the amount or range of their possible additional loss in connection with the storm.

In September 2020, CECONY recorded a $5 million negative revenue adjustment pursuant to its electric rate plan’s annual network outage frequency reliability performance provision.

In October 2020, the NYSPSC issued an order instituting a proceeding to consider requiring New York’s large, investor-owned utilities, including CECONY and O&R, to annually disclose what risks climate change poses to their companies, investors and customers going forward. The order notes that some holding companies, including Con Edison, already disclose climate change risks at the holding company level, but states that the NYSPSC believes that climate-related risk disclosures should be issued specific to the operating companies in New York, such as CECONY and O&R, and that such climate-related risk disclosures should be included annually with the utilities’ financial reports. The NYSPSC solicited comments by November 16, 2020 on, among other things: the costs and benefits of providing climate-related risk disclosure; whether utility operating companies in New York should be required to make climate risk disclosure in annual financial statements, sustainability reports, or other public filings; which framework for such climate risk disclosure utility operating companies in New York should be required to adopt; and why and how utility operating companies should implement those recommended disclosures.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at September 30, 2020 and December 31, 2019 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Regulatory assets
Unrecognized pension and other postretirement costs	$1,901	$2,541	$1,785	$2,403
Environmental remediation costs	723	732	645	647
Revenue taxes	345	321	331	308
Pension and other postretirement benefits deferrals	274	71	237	47
Property tax reconciliation	238	219	235	210
MTA power reliability deferral	200	248	200	248
Deferred storm costs	158	77	60	—
Deferred derivative losses	156	83	145	76
COVID-19 pandemic deferrals	102	—	101	—
System peak reduction and energy efficiency programs	95	131	94	130
Municipal infrastructure support costs	67	75	67	75
Brooklyn Queens demand management program	36	39	36	39
Meadowlands heater odorization project	33	35	33	35
Gate station upgrade project	26	19	26	19
Recoverable REV demonstration project costs	24	21	22	19
Unamortized loss on reacquired debt	22	28	21	26
Preferred stock redemption	21	22	21	22
Non-wire alternative projects	15	14	15	14
Workers’ compensation	—	3	—	3
Other	219	180	204	166
Regulatory assets – noncurrent	4,655	4,859	4,278	4,487
Deferred derivative losses	116	128	104	113
Recoverable energy costs	50	—	40	—
Regulatory assets – current	166	128	144	113
Total Regulatory Assets	$4,821	$4,987	$4,422	$4,600
Regulatory liabilities
Future income tax	$2,270	$2,426	$2,123	$2,275
Allowance for cost of removal less salvage	1,038	989	885	843
TCJA net benefits*	337	471	327	454
Net proceeds from sale of property	152	173	152	173
Net unbilled revenue deferrals	148	199	148	199
Pension and other postretirement benefit deferrals	79	75	43	46
Energy efficiency portfolio standard unencumbered funds	65	122	62	118
System benefit charge carrying charge	60	48	54	44
Property tax refunds	35	45	34	45
Unrecognized other postretirement costs	33	9	—	—
BQDM and REV Demo reconciliations	26	27	24	26
Settlement of gas proceedings	22	10	22	10
Sales and use tax refunds	17	8	17	8
Earnings sharing - electric, gas and steam	16	22	10	15
Settlement of prudence proceeding	6	8	6	8
Other	265	195	227	163
Regulatory liabilities – noncurrent	4,569	4,827	4,134	4,427
Deferred derivative gains	57	34	54	34
Refundable energy costs	33	44	8	12
Revenue decoupling mechanism	—	24	—	17
Regulatory liabilities – current	90	102	62	63
Total Regulatory Liabilities	$4,659	$4,929	$4,196	$4,490
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
In September 2020, O&R issued $35 million aggregate principal amount of 2.02 percent debentures, due 2030 and $40 million aggregate principal amount of 3.24 percent debentures, due 2050.

The carrying amounts and fair values of long-term debt at September 30, 2020 and December 31, 2019 were:

(Millions of Dollars)	2020		2019
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$21,171	$25,440	$19,973	$22,738
CECONY	$16,197	$20,184	$14,964	$17,505
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $192 million and $168 million for Con Edison and CECONY, respectively, as of September 30, 2020 and $178 million and $151 million for Con Edison and CECONY, respectively, as of December 31, 2019.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at September 30, 2020 are classified as Level 2 (see Note N).

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

Note D – Short-Term Borrowing
At September 30, 2020, Con Edison had $1,009 million of commercial paper outstanding of which $991 million was outstanding under CECONY’s program. The weighted average interest rate at September 30, 2020 was 0.2 percent for both Con Edison and CECONY. At December 31, 2019, Con Edison had $1,692 million of commercial paper outstanding of which $1,137 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2019 was 2.0 percent for both Con Edison and CECONY.

At September 30, 2020 and December 31, 2019, no loans were outstanding under the Companies' December 2016 credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of September 30, 2020 and December 31, 2019.

In July 2020, Con Edison borrowed $820 million pursuant to an April 2020 credit agreement that was amended in June 2020 (as amended, the Supplemental Credit Agreement). Con Edison used the proceeds from the borrowing for general corporate purposes, including repayment of short-term debt bearing interest at variable rates. Pursuant to the Supplemental Credit Agreement, the borrowing bears interest at a variable rate and was converted to a term loan that matures on March 29, 2021 (“Term Loan”). Con Edison has the option to prepay the Term Loan. Subject to certain exceptions, the Term Loan under the Supplemental Credit Agreement is subject to mandatory prepayment with the net cash proceeds of debt or equity issuances by Con Edison or its non-regulated subsidiaries. At September 30, 2020, Con Edison had $820 million of borrowings outstanding under the Term Loan.

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

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Service cost – including administrative expenses	$73	$62	$69	$58
Interest cost on projected benefit obligation	137	150	129	141
Expected return on plan assets	(258)	(247)	(245)	(234)
Recognition of net actuarial loss	175	130	165	123
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST	$123	$91	$113	$83
Cost capitalized	(34)	(26)	(32)	(24)
Reconciliation to rate level	(62)	(5)	(59)	(4)
Total expense recognized	$27	$60	$22	$55

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Service cost – including administrative expenses	$220	$187	$206	$175
Interest cost on projected benefit obligation	412	451	387	423
Expected return on plan assets	(775)	(741)	(735)	(702)
Recognition of net actuarial loss	524	389	496	369
Recognition of prior service credit	(12)	(13)	(15)	(15)
TOTAL PERIODIC BENEFIT COST	$369	$273	$339	$250
Cost capitalized	(98)	(80)	(93)	(76)
Reconciliation to rate level	(188)	(12)	(179)	(10)
Total expense recognized	$83	$181	$67	$164

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

Expected Contributions
Based on estimates as of September 30, 2020, the Companies expect to make contributions to the pension plans during 2020 of $474 million (of which $434 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first nine months of 2020, the Companies contributed $470 million to the pension plans, of which $430 million was made by CECONY. CECONY also contributed $18 million to the external trust for its non-qualified supplemental plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Service cost	$5	$4	$4	$3
Interest cost on accumulated other postretirement benefit obligation	9	11	8	9
Expected return on plan assets	(16)	(16)	(14)	(14)
Recognition of net actuarial loss/(gain)	3	(2)	3	(2)
Recognition of prior service credit	(1)	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$—	$(4)	$1	$(4)
Cost capitalized	(2)	(1)	(2)	(2)
Reconciliation to rate level	2	3	—	2
Total credit recognized	$—	$(2)	$(1)	$(4)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Service cost	$16	$13	$12	$9
Interest cost on accumulated other postretirement benefit obligation	28	33	23	27
Expected return on plan assets	(49)	(49)	(41)	(41)
Recognition of net actuarial loss/(gain)	34	(6)	32	(7)
Recognition of prior service credit	(3)	(2)	(1)	(1)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$26	$(11)	$25	$(13)
Cost capitalized	(7)	(6)	(5)	(4)
Reconciliation to rate level	(19)	10	(24)	6
Total credit recognized	$—	$(7)	$(4)	$(11)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Contributions
During the first nine months of 2020, the Companies contributed $3 million (all of which was made by CECONY) to the other postretirement benefit plans. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2020 and December 31, 2019 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Accrued Liabilities:
Manufactured gas plant sites	$625	$640	$547	$561
Other Superfund Sites	101	94	100	93
Total	$726	$734	$647	$654
Regulatory assets	$723	$732	$645	$647
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
Environmental remediation costs incurred related to Superfund Sites for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Remediation costs incurred	$8	$4	$8	$2

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Remediation costs incurred	$17	$15	$16	$10

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and nine months ended September 30, 2020 and 2019.
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

Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At September 30, 2020, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at September 30, 2020 and December 31, 2019 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$75	$78	$70	$73
Regulatory assets – workers’ compensation	$—	$3	$—	$3

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. In October 2020, the company accrued a $40 million liability for damages and a $40 million insurance receivable related to the incident.

Other Contingencies
For information about the PG&E bankruptcy, see "Long-Lived and Intangible Assets" in Note A and Note C. Also, for additional contingencies, see "Other Regulatory Matters" in Note B and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements totaled $1,895 million and $1,831 million at September 30, 2020 and December 31, 2019, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these agreements at September 30, 2020 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$378	$170	$—	$548
Energy transactions	433	68	220	721
Renewable electric production projects	171	9	376	556
Other	70	—	—	70
Total	$1,052	$247	$596	$1,895

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

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Operating lease cost	$21	$21	$16	$16
Operating lease cash flows	$10	$10	$6	$5

	For the Nine Months Ended September 30, 2020
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Operating lease cost	$63	$62	$48	$48
Operating lease cash flows	$27	$27	$13	$13

As of September 30, 2020, assets recorded as finance leases were $3 million for Con Edison and $2 million for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $3 million and $1 million, respectively. As of December 31, 2019, assets recorded as finance leases were $1 million for Con Edison and an immaterial amount for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $5 million and $3 million, respectively.

For the three and nine months ended September 30, 2020 and 2019, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $8 million and $2 million, respectively, for the three months ended September 30, 2020 and $13 million and $3 million, respectively, for the nine months ended September 30, 2020.

Other information related to leases for Con Edison and CECONY at September 30, 2020 and December 31, 2019 were as follows:

	Con Edison		CECONY
	2020	2019	2020	2019
Weighted Average Remaining Lease Term:
Operating leases	19.0 years	19.8 years	13.3 years	14.0 years
Finance leases	7.4 years	12.2 years	4.2 years	2.4 years
Weighted Average Discount Rate:
Operating leases	4.4%	4.3%	3.6%	3.6%
Finance leases	1.8%	3.5%	1.3%	4.1%

Future minimum lease payments under non-cancellable leases at September 30, 2020 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending September 30,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2021	$79	$1	$60	$1
2022	74	1	56	1
2023	73	—	55	—
2024	73	—	56	—
2025	74	—	57	—
All years thereafter	990	1	501	—
Total future minimum lease payments	$1,363	$3	$785	$2
Less: imputed interest	(466)	—	(162)	—
Total	$897	$3	$623	$2
Reported as of September 30, 2020
Operating lease liabilities (current)	$90	$—	$69	$—
Operating lease liabilities (noncurrent)	807	—	554	—
Other current liabilities	—	1	—	1
Other noncurrent liabilities	—	2	—	1
Total	$897	$3	$623	$2

At September 30, 2020, the Companies did not have material obligations under operating or finance leases that had not yet commenced.

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three and nine months ended September 30, 2020 and 2019.

Note J – Income Tax
In response to the economic impacts of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of net operating losses (NOLs) for tax years 2018, 2019 and 2020, temporarily removing the 80 percent limitation when applying the NOLs to carryback years, increasing the 30 percent limitation on interest deductibility to 50 percent of adjusted taxable income for tax years 2019 and 2020, and provides for certain employee retention tax credits and refunds for eligible employers.

Under the CARES Act, Con Edison will carryback its NOL of $29 million from tax year 2018 to tax year 2013 generating a $2.5 million net tax refund for which a tax receivable was established in the first quarter of 2020. In addition, Con Edison recognized a discrete income tax benefit of $4 million in the first quarter of 2020, due to the higher federal statutory tax rate in 2013. The 2018 federal NOL was recorded at 21 percent and will be carried back to tax year 2013, which had a 35 percent federal statutory tax rate. This tax benefit was primarily recognized at the Clean Energy Businesses.

Con Edison’s income tax expense increased to $119 million for the three months ended September 30, 2020 from $116 million for the three months ended September 30, 2019. The increase is primarily due to the absence of the amortization of excess deferred state income taxes in 2020, adjustments for prior period federal income tax returns primarily due to higher research and development credits at the Clean Energy Businesses in 2019, higher taxes attributable to non-controlling interest and lower tax benefits in 2020 for plant-related flow through items, offset in part by an increase in the amortization of excess deferred federal income taxes pursuant to CECONY's electric and gas rate plans that went into effect in January 2020 and lower increases in 2020 to the reserve for uncertain tax positions.

CECONY’s income tax expense decreased to $97 million for the three months ended September 30, 2020 from $119 million for the three months ended September 30, 2019. The decrease in income tax expense is primarily due to lower income before income tax expense and an increase in the amortization of excess deferred federal income taxes pursuant to CECONY's electric and gas rate plans that went into effect in January 2020, offset in part by the absence of the amortization of excess deferred state income taxes and lower tax benefits in 2020 for plant-related flow through items.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended September 30, 2020 and 2019 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2020	2019	2020	2019
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax	6	5	5	6
Amortization of excess deferred federal income taxes	(7)	(3)	(8)	(3)
Taxes attributable to non-controlling interest	(1)	(1)	—	—
Cost of removal	1	1	2	—
Other plant-related items	(1)	(1)	(1)	—
Renewable energy credits	(1)	(1)	—	—
Amortization of excess deferred state income taxes	—	(1)	—	(1)
Reserve for uncertain tax positions	—	1	—	—
Prior period federal income tax return adjustments	—	(2)	—	—
Other	1	—	—	(1)
Effective tax rate	19%	19%	19%	22%

Con Edison’s income tax expense decreased to $183 million for the nine months ended September 30, 2020 from $243 million for the nine months ended September 30, 2019. The decrease is primarily due to lower income before income tax expense, an increase in the amortization of excess deferred federal income taxes pursuant CECONY's electric and gas rate plans that went into effect in January 2020, lower state income taxes, lower increases in 2020 to the reserve for uncertain tax positions, and a $4 million income tax benefit from the carryback of a NOL from the 2018 tax year to the 2013 tax year as allowed under the CARES Act, offset in part by the absence of the amortization of excess deferred state income taxes in 2020, adjustments for prior period federal income tax returns primarily due to higher research and development credits at the Clean Energy Businesses in 2019, higher taxes attributable to non-controlling interest and lower tax benefits in 2020 for plant-related flow through items.

CECONY’s income tax expense decreased to $199 million for the nine months ended September 30, 2020 from $271 million for the nine months ended September 30, 2019. The decrease in income tax expense is primarily due to lower income before income tax expense, an increase in the amortization of excess deferred federal income taxes pursuant to CECONY's electric and gas rate plans that went into effect in January 2020 and lower state income taxes, offset in part by the absence of the amortization of excess deferred state income taxes in 2020, lower tax benefits for plant-related flow through items and a decrease in research and development credits.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the nine months ended September 30, 2020 and 2019 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2020	2019	2020	2019
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax	5	5	5	6
Amortization of excess deferred federal income taxes	(10)	(3)	(10)	(3)
Taxes attributable to non-controlling interest	(1)	(2)	—	—
Cost of removal	2	1	2	1
Other plant-related items	(1)	—	(2)	(1)
Renewable energy credits	(2)	(2)	—	—
Amortization of excess deferred state income taxes	—	(1)	—	(1)
Prior period federal income tax return adjustments	—	(1)	—	—
Other	—	—	1	(1)
Effective tax rate	14%	18%	17%	22%

CECONY deferred as regulatory liabilities its estimated net benefits for its electric service under the TCJA for the nine months ended September 30, 2019. The net benefits include the revenue requirement impact of the reduction in the corporate federal income tax rate to 21 percent, the elimination for utilities of bonus depreciation and the amortization of excess deferred federal income taxes the utilities collected from customers that will not need to be paid to the Internal Revenue Service under the TCJA. See “Other Regulatory Matters” in Note B.

Pursuant to CECONY’s electric rate plan that went into effect in January 2020, the deferral of its net benefits for its electric service ceased and is included in rates. Additionally, the unprotected excess deferred federal income taxes for its electric and gas services is being amortized over a five-year period, which increased the tax benefit for the nine months ended September 30, 2020.

Uncertain Tax Positions
At September 30, 2020, the estimated liability for uncertain tax positions for Con Edison was $14 million ($4 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $3 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is $1 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $14 million ($13 million, net of federal taxes) with $4 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the nine months ended September 30, 2020, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At September 30, 2020 and December 31, 2019, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three and nine months ended September 30, 2020 and 2019, revenue from contracts with customers as defined in ASC Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2019
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$2,594		$(32)	$2,562	$2,582		$(38)	$2,544
Gas	248		11	259	263		12	275
Steam	50		1	51	54		4	58
Total CECONY	$2,892		$(20)	$2,872	$2,899		$(22)	$2,877
O&R
Electric	210		(2)	208	205		5	210
Gas	27		3	30	25		6	31
Total O&R	$237		$1	$238	$230		$11	$241
Clean Energy Businesses
Renewables	194	(b)	—	194	193	(b)	—	193
Energy services	14		—	14	14		—	14
Other	—		14	14	—		40	40
Total Clean Energy Businesses	$208		$14	$222	$207		$40	$247
Con Edison Transmission	1		—	1	1		—	1
Other (c)	—		—	—	—		(1)	(1)
Total Con Edison	$3,338		$(5)	$3,333	$3,337		$28	$3,365
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the totals for Renewables revenue at the Clean Energy Businesses is $2 million and $3 million for the three months ended September 30, 2020 and 2019, respectively, of revenue related to engineering, procurement and construction services.
(c)    Parent company and consolidation adjustments.

	For the Nine Months Ended September 30, 2020				For the Nine Months Ended September 30, 2019
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$6,108		$70	$6,178	$6,048		$126	$6,174
Gas	1,480		29	1,509	1,573		32	1,605
Steam	375		10	385	456		13	469
Total CECONY	$7,963		$109	$8,072	$8,077		$171	$8,248
O&R
Electric	478		5	483	488		5	493
Gas	156		8	164	178		7	185
Total O&R	$634		$13	$647	$666		$12	$678
Clean Energy Businesses
Renewables	487	(b)	—	487	465	(b)	—	465
Energy services	36		—	36	53		—	53
Other	—		43	43	—		178	178
Total Clean Energy Businesses	$523		$43	$566	$518		$178	$696
Con Edison Transmission	3		—	3	3		—	3
Other (c)	—		(2)	(2)	—		(2)	(2)
Total Con Edison	$9,123		$163	$9,286	$9,264		$359	$9,623
(a)    For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the totals for Renewables revenue at the Clean Energy Businesses is $6 million and $9 million for the nine months ended September 30, 2020 and 2019, respectively, of revenue related to engineering, procurement and construction services.
(c)    Parent company and consolidation adjustments.

	2020			2019
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$29	$17		$29	$20
Additions (c)	74	31		63	2
Subtractions (c)	90	4	(d)	68	2	(d)
Ending balance as of September 30,	$13	$44		$24	$20
(a)Unbilled contract revenue represents accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as revenue, but have not yet been billed to customers, and which represent contract assets as defined in Topic 606. Substantially all accrued unbilled contract revenue is expected to be collected within one year. Unbilled contract revenue arises from the cost-to-cost method of revenue recognition. Unbilled contract revenue from fixed-price type contracts is converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed.
(b)Unearned revenue represents a liability for billings to customers in excess of earned revenue, which are contract liabilities as defined in Topic 606.
(c)Additions for unbilled contract revenue and subtractions for unearned revenue represent additional revenue earned. Additions for unearned revenue and subtractions for unbilled contract revenue represent billings. Activity also includes appropriate balance sheet classification for the period.
(d)Of the subtractions from unearned revenue, $4 million and $2 million were included in the balances as of January 1, 2020 and 2019, respectively.

As of September 30, 2020, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services is $219 million, of which $184 million will be recognized within the next two years, and the remaining $35 million will be recognized pursuant to long-term service and maintenance agreements.

In March 2020, the Utilities began suspending new late payment charges and certain other fees for all customers. The estimated amount of these foregone revenues for the three months ended September 30, 2020 was $22 million and $21 million for Con Edison and CECONY, respectively. The estimated amount of these foregone revenues for the nine months ended September 30, 2020 was $46 million and $44 million for Con Edison and CECONY, respectively. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. See "COVID-19 Regulatory Matters" in Note B.

Note L – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019
CECONY
Electric	$2,562	$2,544	$4	$4	$305	$266	$813	$803
Gas	259	275	2	2	74	58	(34)	(24)
Steam	51	58	18	18	22	22	(57)	(56)
Consolidation adjustments	—	—	(24)	(24)	—	—	—	—
Total CECONY	$2,872	$2,877	$—	$—	$401	$346	$722	$723
O&R
Electric	$208	$210	$—	$—	$17	$16	$58	$56
Gas	30	31	—	—	6	6	(9)	(10)
Total O&R	$238	$241	$—	$—	$23	$22	$49	$46
Clean Energy Businesses	$222	$247	$—	$—	$58	$53	$92	$100
Con Edison Transmission	1	1	—	—	—	—	(2)	(1)
Other (a)	—	(1)	—	—	—	—	(1)	(1)
Total Con Edison	$3,333	$3,365	$—	$—	$482	$421	$860	$867
(a) Parent company and consolidation adjustments. Other does not represent a business segment.

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019
CECONY
Electric	$6,178	$6,174	$13	$13	$904	$785	$1,413	$1,374
Gas	1,509	1,605	5	6	216	168	440	414
Steam	385	469	56	52	67	67	1	37
Consolidation adjustments	—	—	(74)	(71)	—	—	—	—
Total CECONY	$8,072	$8,248	$—	$—	$1,187	$1,020	$1,854	$1,825
O&R
Electric	$483	$493	$—	$—	$48	$46	$86	$88
Gas	164	185	—	—	19	17	28	25
Total O&R	$647	$678	$—	$—	$67	$63	$114	$113
Clean Energy Businesses	$566	$696	$—	$—	$173	$169	$188	$183
Con Edison Transmission	3	3	—	—	1	1	(6)	(5)
Other (a)	(2)	(2)	—	—	—	—	(3)	(5)
Total Con Edison	$9,286	$9,623	$—	$—	$1,428	$1,253	$2,147	$2,111
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

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at September 30, 2020 and December 31, 2019 were:

(Millions of Dollars)	2020				2019
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$88	$(16)	$72		$60	$(3)	$57	(b)
Noncurrent	33	42	75		19	(13)	6	(d)
Total fair value of derivative assets	$121	$26	$147		$79	$(16)	$63
Fair value of derivative liabilities
Current	$(160)	$13	$(147)	(b)(c)	$(140)	$17	$(123)	(d)
Noncurrent	(258)	(40)	(298)	(c)	(122)	16	(106)	(d)
Total fair value of derivative liabilities	$(418)	$(27)	$(445)		$(262)	$33	$(229)
Net fair value derivative assets/(liabilities)	$(297)	$(1)	$(298)		$(183)	$17	$(166)
CECONY
Fair value of derivative assets
Current	$70	$(30)	$40		$39	$(6)	$33	(b)
Noncurrent	28	(13)	15		17	(12)	5
Total fair value of derivative assets	$98	$(43)	$55		$56	$(18)	$38
Fair value of derivative liabilities
Current	$(113)	$29	$(84)	(b)	$(100)	$19	$(81)
Noncurrent	(147)	13	(134)		(80)	16	(64)
Total fair value of derivative liabilities	$(260)	$42	$(218)		$(180)	$35	$(145)
Net fair value derivative assets/(liabilities)	$(162)	$(1)	$(163)		$(124)	$17	$(107)
(a)Derivative instruments and collateral were offset on the consolidated balance sheet as applicable under the accounting rules. The Companies enter into master agreements for their commodity derivatives. These agreements typically provide offset in the event of contract termination. In such case, generally the non-defaulting party’s payable will be offset by the defaulting party’s payable. The non-defaulting party will customarily notify the defaulting party within a specific time period and come to an agreement on the early termination amount.
(b)At September 30, 2020, margin deposits for Con Edison and CECONY of $(2) million were classified as derivative liabilities on the consolidated balance sheet, but not included in the table. At December 31, 2019, margin deposits for Con Edison and CECONY of $9 million and $8 million, respectively were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.
(c)Includes amounts for interest rate swaps of $(24) million in current liabilities and $(98) million in noncurrent liabilities. At September 30, 2020, the Clean Energy Businesses had interest rate swaps with notional amounts of $878 million. The expiration dates of the swaps range from 2024-2041.
(d)Includes amounts for interest rate swaps of $1 million in noncurrent assets, $(7) million in current liabilities and $(34) million in noncurrent liabilities. At December 31, 2019, the Clean Energy Businesses had interest rate swaps with notional amounts of $919 million. The expiration dates of the swaps range from 2024-2041.

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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2020 and 2019:

		For the Three Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2020	2019	2020	2019
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$26	$15	$24	$15
Noncurrent	Deferred derivative gains	17	—	16	—
Total deferred gains/(losses)		$43	$15	$40	$15
Current	Deferred derivative losses	$(9)	$6	$(11)	$6
Current	Recoverable energy costs	(23)	(35)	(19)	(32)
Noncurrent	Deferred derivative losses	(15)	18	(12)	16
Total deferred gains/(losses)		$(47)	$(11)	$(42)	$(10)
Net deferred gains/(losses)		$(4)	$4	$(2)	$5
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$—	$1	$—	$—
	Non-utility revenue	(2)	5	—	—
	Other operations and maintenance expense	—	(1)	—	(1)
	Other interest expense	7	(26)	—	—
Total pre-tax gains/(losses) recognized in income		$5	$(21)	$—	$(1)

		For the Nine Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2020	2019	2020	2019
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$23	$3	$20	$3
Noncurrent	Deferred derivative gains	15	(8)	14	(5)
Total deferred gains/(losses)		$38	$(5)	$34	$(2)
Current	Deferred derivative losses	$12	$(32)	$9	$(28)
Current	Recoverable energy costs	(163)	(94)	(144)	(82)
Noncurrent	Deferred derivative losses	(73)	(82)	(70)	(79)
Total deferred gains/(losses)		$(224)	$(208)	$(205)	$(189)
Net deferred gains/(losses)		$(186)	$(213)	$(171)	$(191)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	(3)	(2)	—	—
	Non-utility revenue	3	20	—	—
	Other operations and maintenance expense	(5)	—	(5)	—
	Other interest expense	(82)	(60)	—	—
Total pre-tax gains/(losses) recognized in income		$(87)	$(42)	$(5)	$—

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at September 30, 2020:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	30,693,295	41,993	304,371,409	8,736,000
CECONY	28,628,075	32,400	288,330,000	8,736,000
(a)Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.
(b)Excludes electric congestion and gas basis swap contracts, which are associated with electric and gas contracts and hedged volumes.

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
At September 30, 2020, Con Edison and CECONY had $241 million and $47 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $111 million with independent system operators, $69 million with non-investment grade/non-rated counterparties, $35 million with commodity exchange brokers, and $26 million with investment-grade counterparties. CECONY’s net credit exposure consisted of $28 million with commodity exchange brokers and $19 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at September 30, 2020:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$259		$241
Collateral posted	128		116
Additional collateral (b) (downgrade one level from current ratings)	46		39
Additional collateral (b) (downgrade to below investment grade from current ratings)	118	(c)	104	(c)
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post $19 million of additional collateral at September 30, 2020. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
(b)The Companies measure the collateral requirements by taking into consideration the fair value amounts of derivative instruments that contain credit-risk-related contingent features that are in a net liability position plus amounts owed to counterparties for settled transactions and amounts required by counterparties for minimum financial security. The fair value amounts represent unrealized losses, net of any unrealized gains where the Companies have a legally enforceable right to offset.
(c)Derivative instruments that are net assets have been excluded from the table. At September 30, 2020, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $44 million.

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
•Level 1 – Consists of assets or liabilities whose value is based on unadjusted quoted prices in active markets at the measurement date. An active market is one in which transactions for assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis. This category includes contracts traded on active exchange markets valued using unadjusted prices quoted directly from the exchange.
•Level 2 – Consists of assets or liabilities valued using industry standard models and based on prices, other than quoted prices within Level 1, that are either directly or indirectly observable as of the measurement date. The industry standard models consider observable assumptions including time value, volatility factors and current market and contractual prices for the underlying commodities, in addition to other economic measures. This category includes contracts traded on active exchanges or in over-the-counter markets priced with industry standard models.
•Level 3 – Consists of assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost benefit constraints. This category includes contracts priced using models that are internally developed and contracts placed in illiquid markets. It also includes contracts that expire after the period of time for which quoted prices are available and internal models are used to determine a significant portion of the value.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are summarized below.

	2020					2019
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$32	$70	$4	$42	$148	$4	$61	$2	$4	$71
Interest rate swaps (a)(b)(c)	—	—	—	—	—	—	1	—	—	1
Other (a)(b)(d)	401	121	—	—	522	353	125	—	—	478
Total assets	$433	$191	$4	$42	$670	$357	$187	$2	$4	$550
Derivative liabilities:
Commodity (a)(b)(c)	$1	$258	$21	$45	$325	$18	$174	$18	$(22)	$188
Interest rate swaps (a)(b)(c)	—	122	—	—	122	—	41	—	—	41
Total liabilities	$1	$380	$21	$45	$447	$18	$215	$18	$(22)	$229
CECONY
Derivative assets:
Commodity (a)(b)(c)	$29	$56	$1	$(30)	$56	$3	$42	$1	$—	$46
Other (a)(b)(d)	381	115	—	—	496	333	119	—	—	452
Total assets	$410	$171	$1	$(30)	$552	$336	$161	$1	$—	$498
Derivative liabilities:
Commodity (a)(b)(c)	$—	$237	$10	$(27)	$220	$15	$147	$7	$(24)	$145
(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had no transfers between levels 1, 2, and 3 during the nine months ended September 30, 2020. Con Edison and CECONY had $24 million and $22 million, respectively, of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2019 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2019 to less than three years as of December 31, 2019.
(b)Level 2 assets and liabilities include investments held in the deferred compensation plan and/or non-qualified retirement plans, exchange-traded contracts where there is insufficient market liquidity to warrant inclusion in Level 1, and certain over-the-counter derivative instruments for electricity, refined products and natural gas. Derivative instruments classified as Level 2 are valued using industry standard models that incorporate corroborated observable inputs, such as pricing services or prices from similar instruments that trade in liquid markets, time value and volatility factors.
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2020 and December 31, 2019, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

(d)Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(e)Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.

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

	Fair Value of Level 3 at September 30, 2020	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(2)	Discounted Cash Flow	Forward energy prices (a)	$12.75-$65.77 per MWh
	(16)	Discounted Cash Flow	Forward capacity prices (a)	$0.13-$7.45 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(5.73)-$9.64 per MWh
Total Con Edison—Commodity	$(17)
CECONY – Commodity
Electricity	$(1)	Discounted Cash Flow	Forward energy prices (a)	$24.25 - $65.77 per MWh
	(9)	Discounted Cash Flow	Forward capacity prices (a)	$0.19 - $7.45 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.15 - $3.13 per MWh
Total CECONY—Commodity	$(9)
(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2020 and 2019 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Beginning balance as of July 1,	$(14)	$(46)	$(7)	$(30)
Included in earnings	—	4	—	1
Included in regulatory assets and liabilities	(3)	(1)	(1)	(1)
Settlements	—	(1)	(1)	(1)
Ending balance as of September 30,	$(17)	$(44)	$(9)	$(31)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Beginning balance as of January 1,	$(16)	$(13)	$(6)	$(2)
Included in earnings	(7)	(2)	(3)	1
Included in regulatory assets and liabilities	(3)	(32)	(3)	(29)
Settlements	9	3	3	(1)
Ending balance as of September 30,	$(17)	$(44)	$(9)	$(31)

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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($1 million gain and $3 million gain) on the consolidated income statement for the three months ended September 30, 2020 and 2019. Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($2 million gain for both periods) on the consolidated income statement for the nine months ended September 30, 2020 and 2019. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at September 30, 2020 and 2019 is included in non-utility revenues ($1 million gain and $3 million gain) on the consolidated income statement for the three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, the change in fair value relating to Level 3 commodity derivatives assets and liabilities is included in non-utility revenues ($2 million gain for both periods) on the consolidated income statement.

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

Clean Energy Businesses
In September 2019, the Clean Energy Businesses, which previously owned an 80 percent membership interest in OCI Solar San Antonio 4 LLC (Texas Solar 4), acquired the remaining 20 percent interest. As a result of the acquisition, Texas Solar 4 is a consolidated entity. Prior to the acquisition, Con Edison had a variable interest in Texas Solar 4, as to which Con Edison was the primary beneficiary since the power to direct the activities that most significantly impact the economics of Texas Solar 4 was held by the Clean Energy Businesses. Texas Solar 4 owns a project company that developed a 40 MW (AC) solar electric production project. Electricity generated by the project is sold pursuant to a long-term power purchase agreement. Con Edison's earnings from Texas Solar 4 for the three and nine months ended September 30, 2019 were immaterial.

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

For the three months ended September 30, 2020, the hypothetical liquidation at book value (HLBV) method of accounting for the Tax Equity Projects resulted in $9 million of income ($7 million, after tax) for the tax equity investor and $7 million of income ($5 million, after tax) for Con Edison. For the three months ended September 30, 2019, the HLBV method of accounting for the Tax Equity Projects resulted in $30 million of income ($23 million, after tax) for the tax equity investor and $13 million loss ($10 million, after tax) for Con Edison.

For the nine months ended September 30, 2020, the HLBV method of accounting for the Tax Equity Projects resulted in $38 million of income ($29 million, after tax) for the tax equity investor and a $3 million loss ($2 million, after tax) for Con Edison. For the nine months ended September 30, 2019, the HLBV method of accounting for the Tax Equity Projects resulted in $79 million of income ($60 million, after tax) for the tax equity investor and a $47 million loss ($36 million, after tax) for Con Edison.

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

At September 30, 2020 and December 31, 2019, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)
(Millions of Dollars)	2020	2019	2020	2019
Non-utility property, less accumulated depreciation (f)(g)	$286	$293	$449	$461
Other assets	41	40	181	128
Total assets (a)	$327	$333	$630	$589
Other liabilities	15	17	72	18
Total liabilities (b)	$15	$17	$72	$18
(a)The assets of the Tax Equity Projects represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.
(b)The liabilities of the Tax Equity Projects represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.
(c)Con Edison did not provide any financial or other support during the year that was not previously contractually required.
(d)Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $78 million and $62 million at September 30, 2020 and December 31, 2019, respectively.
(e)Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $137 million and $126 million at September 30, 2020 and December 31, 2019, respectively.
(f)Non-utility property is reduced by accumulated depreciation of $16 million for Great Valley Solar and $26 million for Copper Mountain - Mesquite Solar at September 30, 2020.
(g)Non-utility property is reduced by accumulated depreciation of $9 million for Great Valley Solar and $15 million for Copper Mountain - Mesquite Solar at December 31, 2019.

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto, the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2019 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020 (File Nos. 1-14514 and 1-1217).

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

Con Edison

CECONY	O&R	Clean Energy Businesses	Con Edison Transmission
	•RECO		•CET Electric
•CET Gas

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

In 2019, the New York State Department of Environmental Conservation (NYSDEC) issued regulations that may require the retirement of fossil-fueled electric generating units in New York City. The NYSDEC rule limits nitrous oxides (NOx) emissions during the ozone season from May through September and affects older peaking units that are generally located downstate and needed during periods of high electric demand or for local reliability purposes. Compliance with the rule will require affected units (approximately 1,400 MW, of which 80 MW is owned by CECONY) to cease operation during the ozone season, install emission controls, repower, or retire by 2023 or 2025. The New York System Operator (NYISO), in its 2020 Reliability Need Assessment study, that is subject to NYISO board approval, identified local and bulk transmission system reliability needs that are expected to be caused by the potential retirement of some of the impacted units. CECONY expects to submit a plan to the NYSPSC in December 2020 to address the local transmission system reliability needs and expects to submit a plan to the NYISO to address the bulk transmission system reliability needs in the first quarter of 2021. CECONY’s implementation of all or part of its plans will be dependent upon the availability of market solutions and/or NYISO’s selection of regulated solutions proposed by others. CECONY estimates that the costs of implementing plans to comply with the local reliability needs, if required, to be approximately $860 million over 4 years and is unable to estimate the amount to implement plans to comply with the bulk reliability needs, if required. CECONY’s potential costs to comply with both requirements are expected to be recovered, including a full rate of return, in rates from customers.

During the summer of 2020, electric peak demand in CECONY's service area was 11,814 MW (which occurred on July 28, 2020). At design conditions, electric peak demand in the company's service area would have been approximately 12,276 MW in 2020 compared to the company's forecast of 13,220 MW. The lower actual peak demand as compared to the forecast was primarily due to the impact of the COVID-19 pandemic. The company increased its five-year forecast of average annual change in electric peak demand in its service area at design conditions from approximately (0.1) percent (for 2020 to 2024) to approximately 0.8 percent (for 2021 to 2025), because of the lower 2020 weather-adjusted peak demand.

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

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 17,313 MMlb of steam annually to approximately 1,576 customers in parts of Manhattan.

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

During the summer of 2020, electric peak demand in O&R's service area was 1,428 MW (which occurred on July 27, 2020). At design conditions, electric peak demand in the company's service area would have been approximately 1,517 MW in 2020 compared to the company's forecast of 1,555 MW. The company decreased its five-year forecast of average annual change in electric peak demand in its service area at design conditions from approximately (0.2) percent (for 2020 to 2024) to approximately (0.5) percent (for 2021 to 2025).

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

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric and gas transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC (NY Transco), which owns and has been selected to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC, a joint venture that owns and operates an existing gas pipeline and storage business located in northern Pennsylvania and southern New York. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation, which owns and operates a gas storage facility in upstate New York. In addition, CET Gas owns an 11.8 percent interest (that is expected to be reduced to below 10 percent based on the current project cost estimate and CET Gas’ capping of its cash contributions to the joint venture) in Mountain Valley Pipeline LLC, a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended September 30, 2020				For the Nine Months Ended September 30, 2020				At September 30, 2020
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,872	86%	$405	82%	$8,072	87%	$963	91%	$47,668	80%
O&R	238	7	27	6	647	7	57	5	3,094	5
Total Utilities	3,110	93	432	88	8,719	94	1,020	96	50,762	85
Clean Energy Businesses (a)	222	7	56	11	566	6	8	1	6,766	11
Con Edison Transmission	1	—	15	3	3	—	42	4	1,652	3
Other (b)	—	—	(10)	(2)	(2)	—	(12)	(1)	415	1
Total Con Edison	$3,333	100%	$493	100%	$9,286	100%	$1,058	100%	$59,595	100%
(a)Net income for common stock from the Clean Energy Businesses for the three and nine months ended September 30, 2020 includes $5 million and $(60) million, respectively, of net after-tax mark-to-market gains/(losses) and reflects $7 million (after-tax) and $29 million (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note O to the Third Quarter Financial Statements.
(b)Other includes parent company and consolidation adjustments.

Coronavirus Disease 2019 (COVID-19) Impacts
The Companies continue to respond to the Coronavirus Disease 2019 (COVID-19) global pandemic by reducing the potential risks posed to employees, customers and other stakeholders by its spread. The Companies continue to employ an incident command structure led by a pandemic planning team. The Companies support employee and facility hygiene through mandatory pre-entry symptom surveys for employees arriving at all company locations, regular cleaning and disinfecting of all work and common areas, promoting social distancing, imposing travel limitations on employees and directing employees to work remotely whenever possible. Employees who test positive for COVID-19 are directed to quarantine at home and are closely evaluated for close, prolonged contact with other employees that would require those employees to quarantine at home and, following the Centers for Disease Control and Prevention guidelines, sick or quarantined employees return to work when they can safely do so. The Utilities continue to provide critical electric, gas and steam service to customers during the pandemic. Additional safety protocols have been implemented to protect employees, customers and the public, when work at customer premises is required. As a result of COVID-19 clusters that have arisen in various areas of New York within the Utilities’ service territory, the Utilities have limited their work in customer premises in the impacted areas to only address emergency, safety-related and selected service connections requested by customers.

Below is additional information related to the effects of the COVID-19 pandemic and the Companies’ actions.

New York State Regulation
In March 2020, New York State Governor Cuomo declared a State Disaster Emergency for the State of New York, due to the COVID-19 pandemic and signed the "New York State on PAUSE" executive order that closed all non-essential businesses statewide. New York State designated utilities, including CECONY and O&R, as essential businesses that were able to continue a portion of their work during the effectiveness of the PAUSE order. In May 2020, the "New York Forward" plan went into effect. New York Forward is a phased plan to reopen businesses in geographic areas of New York State that meet metrics established by various public health organizations. In October 2020, Governor Cuomo announced a new cluster action initiative to address COVID-19 hotspots that have arisen in various areas of New York within the Utilities’ service territory and to impose new rules and restrictions targeted to areas with the highest concentration of COVID-19 cases and the surrounding communities. As a result of these COVID-19 clusters, the Utilities have limited their work in customer premises in the impacted areas to only address emergency, safety-related and selected service connections requested by customers. Since the emergency declaration, and due to economic conditions, the NYSPSC and the Utilities have worked to mitigate the potential impact of the COVID-19 pandemic on the Utilities, their customers and other stakeholders.

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In June 2020, the state of New York enacted a law prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers during the COVID-19 state of emergency. In addition, such prohibition will apply for an additional 180 days after the state of emergency ends for residential customers who have experienced a change in financial circumstances due to the COVID-19 pandemic. The law expires on March 31, 2021. For the three and nine months ended September 30, 2020, the estimated foregone revenues that were not collected by the Utilities were approximately $21 million and $44 million, respectively, for CECONY and $1 million and $2 million, respectively, for O&R. Also in March 2020, the Utilities requested and the NYSPSC granted extensions to file their 2019 Earnings Adjustment Mechanisms (EAMs) reports, which were filed in July 2020. The earned EAM incentives of approximately $46 million and $3 million for CECONY and O&R, respectively, are being recovered from customers over a twelve-month period that began September 2020. See Note K to the Third Quarter Financial Statements.

In June 2020, the NYSPSC directed CECONY to implement a summer cooling credit program to help mitigate the cost of staying home and running air conditioning for health-vulnerable low-income customers due to the limited availability of public cooling facilities as a result of the COVID-19 social distancing measures. The NYSPSC further ordered that the estimated $70.6 million cost of the program will be recovered over five years, beginning in January 2021. As of September 30, 2020, CECONY deferred for later recovery $63.6 million of summer cooling credit costs.

The Utilities’ New York rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. For the nine months ended September 30, 2020, the reserve increases to the allowance for uncollectible accounts associated with the COVID-19 pandemic for CECONY electric and gas operations and O&R electric operations were $46 million and $2 million, respectively, and were deferred pursuant to the legislative, regulatory and related actions provisions of the rate plans as a result of the New York State on PAUSE and related executive orders. The reserve increase to the allowance for uncollectible accounts associated with the COVID-19 pandemic for O&R gas operations of $1 million did not meet the deferral threshold at September 30, 2020. The Utilities’ New York rate plans also provide for an allowance for write-offs of customer accounts receivable balances. The above amounts deferred pursuant to the legislative, regulatory and related actions provisions were reduced by the amount that the actual write-offs of customer accounts receivable balances were below the allowance reflected in rates, which differences were $8 million and $1 million for CECONY and O&R, respectively, for the nine months ended September 30, 2020.

As of September 30, 2020, CECONY deferred, for New York City residential customers, $46.8 million of higher summer generation capacity supply costs. CECONY expects to recover approximately $17 million of such costs over the period November 2020 through April 2021 and the remaining balance over the period May 2021 through October 2021.

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

The Utilities’ rate plans have revenue decoupling mechanisms in their New York electric and gas businesses that reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC. See “Liquidity and Financing,” below.

New Jersey State Regulation
In March 2020, New Jersey Governor Murphy declared a Public Health Emergency and State of Emergency for the State of New Jersey. Since that declaration, the NJBPU and RECO have mitigated the potential impact of the COVID-19 pandemic on RECO, its customers and other stakeholders. New Jersey designated utilities, including RECO, as essential businesses that were able to continue a portion of their work. RECO modified or suspended certain work in the state. In March 2020, RECO began suspending late payment charges, terminations for non-payment, and no access fees during the COVID-19 pandemic. The suspension of these fees is not expected to be material. See Note K to the Third Quarter Financial Statements.

In July 2020, the NJBPU authorized RECO and other New Jersey utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020, and through the later of September 30, 2021, or 60 days after the emergency declaration is no longer in effect. RECO deferred net incremental COVID-19 related costs of $0.3 million through September 30, 2020.

Federal Regulation
In March 2020, the North American Electric Reliability Corporation (NERC) issued guidance that the effects of the COVID-19 pandemic will be considered an acceptable basis for non-compliance with certain NERC Reliability Standards requirements that would have required action between March 1, 2020 and July 31, 2020. In addition, it suspended on-site NERC compliance audits until December 31, 2020.

Also in March 2020, FERC announced several actions to ease regulatory obligations in response to the COVID-19 pandemic. These include postponement of certain filing deadlines and the suspension of all audit site visits and investigative testimony.

In April 2020, FERC announced it would expeditiously review and act on requests for relief in response to the COVID-19 pandemic, give priority to processing filings that contribute to the business continuity of regulated entities’ energy infrastructure and exercise prosecutorial discretion when addressing events arising during the COVID-19 pandemic. FERC also approved a blanket waiver of requirements in Open Access Transmission Tariffs that require entities to hold meetings in-person and to provide or obtain notarized documents. The blanket waivers were subsequently extended through January 29, 2021.

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

In April 2020, the NYSPSC issued an order that extended the deadlines to complete certain gas inspections by all New York gas utilities, including CECONY and O&R, from April 1, 2020 to August 1, 2020. The deadlines were subsequently extended to September 2, 2020, and CECONY and O&R have taken all reasonable measures to complete such inspections.

Impact of CARES Act on Accounting for Income Taxes
In response to the economic impacts of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act became law on March 27, 2020. The CARES Act has several key business tax relief measures that may present potential cash benefits and/or refund opportunities for Con Edison and its subsidiaries, including permitting a five-year carryback of a net operating loss (NOL) for tax years 2018, 2019 and 2020, temporary removal of the 80 percent limitation of NOL carryforwards against taxable income for tax years before 2021, temporary relaxation of the limitations on interest deductions, Employee Retention Tax Credit and defer payments of employer payroll taxes.

Con Edison will carryback its NOL of $29 million from tax year 2018 to tax year 2013. This will allow Con Edison, mostly at the Clean Energy Businesses, to receive a $2.5 million net tax refund and to recognize a discrete income tax benefit of $4 million in the first quarter of 2020, due to the higher federal statutory tax rate in 2013. See Note J to the Third Quarter Financial Statements. Con Edison and its subsidiaries are not expecting to have a federal NOL in tax years 2019 or 2020.

Con Edison and its subsidiaries expect to benefit by the increase in the percentage for calculating the limitation on the interest expense deduction from 30 percent of Adjusted Taxable Income (ATI) to 50 percent of ATI in 2019 and 2020, which may allow the Companies to deduct 100 percent of interest expense.

The Companies qualify for an Employee Retention Tax Credit created under the CARES Act for "eligible employers" related to governmental authorities imposing restrictions that partially suspended their operations for a portion of their workforce due to the COVID-19 pandemic and the Companies continued to pay them. For the nine months ended September 30, 2020, Con Edison and CECONY recognized a tax benefit to Taxes, other than income taxes of $9 million and $5 million, respectively.

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

Accounting Considerations
As a result of the COVID-19 pandemic, both commercial and residential customers may have increased difficulty paying their utility bills, as a result of a decline in business, bankruptcies, layoffs and furloughs, among other factors. CECONY and O&R have existing allowances for uncollectible accounts established against their customer accounts receivable balances which are reevaluated each quarter and updated accordingly. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances are not reflected in rates during the term of the current rate plans. During the first nine months of 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates, resulting in increases to the customer allowance for uncollectible accounts as detailed herein. CECONY’s and O&R’s allowances for uncollectible accounts reserve increased from $65 million and $4.6 million at December 31, 2019 to $111 million and $7.4 million at September 30, 2020, respectively. See Note A to the Third Quarter Financial Statements and "New York State Regulation," above.

The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of long-lived or intangible assets may not be recoverable at September 30, 2020. See Note A to the Third Quarter Financial Statements.

Liquidity and Financing
The Companies continue to monitor the impacts of the COVID-19 pandemic on the financial markets closely, including borrowing rates and daily cash collections. The Companies have been able to issue commercial paper as needed since the start of the COVID-19 pandemic in March 2020. See Note D to the Third Quarter Financial Statements.

In addition, the decline in business activity in the Utilities’ service territory as a result of the COVID-19 pandemic has resulted in lower billed sales revenues and may continue to do so. The Utilities’ rate plans have revenue decoupling mechanisms in their New York electric and gas businesses that reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC per month and accumulate the deferred balances semi-annually under CECONY's electric rate plan (January through June and July through December, respectively) and annually under CECONY's gas rate plan and O&R New York's electric and gas rate plans (January through December). Differences are accrued with interest each month for CECONY and O&R New York’s electric customers and after the annual deferral period ends for CECONY and O&R New York’s gas customers for refund to, or recovery from customers, as applicable. Generally, the refund to or recovery from customers begins August and February of each year over an ensuing six-month period for CECONY's electric customers and February of each year over an ensuing twelve-month period for CECONY's gas and O&R New York's electric and gas customers. Although these revenue decoupling mechanisms are in place, lower billed sales revenues and higher uncollectible accounts would temporarily reduce liquidity at the Utilities. See Note A to the Third Quarter Financial Statements and "COVID-19 Regulatory Matters" in Note B to the Third Quarter Financial Statements.

In July 2020, Con Edison borrowed $820 million pursuant to an April 2020 credit agreement that was amended in June 2020 (as amended, the Supplemental Credit Agreement). Con Edison used the proceeds from the borrowing for general corporate purposes, including repayment of short-term debt bearing interest at variable rates. Pursuant to the Supplemental Credit Agreement, the borrowing bears interest at a variable rate and was converted to a term loan, that matures on March 29, 2021 (Term Loan). At September 30, 2020, Con Edison had $820 million of borrowings outstanding under the Term Loan. See Note D to the Third Quarter Financial Statements.

Con Edison and the Utilities also have a $2,250 million credit agreement (Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until December 2023 ($2,200 million of commitments from December 2022). Con Edison and the Utilities have not entered into any loans under the Credit Agreement. See Note D to the Third Quarter Financial Statements.

Results of Operations
Net income for common stock and earnings per share for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$405	$414	$1.21	$1.25	$963	$978	$2.88	$2.99
O&R	27	25	0.08	0.07	57	60	0.17	0.18
Clean Energy Businesses (a)	56	22	0.17	0.07	8	(19)	0.03	(0.06)
Con Edison Transmission	15	14	0.04	0.04	42	38	0.13	0.11
Other (b)	(10)	(2)	(0.03)	(0.01)	(12)	(9)	(0.04)	(0.02)
Con Edison (c)	$493	$473	$1.47	$1.42	$1,058	$1,048	$3.17	$3.20
(a)Net income for common stock from the Clean Energy Businesses for the three and nine months ended September 30, 2020 includes $5 million or $0.01 a share and $(60) million or $(0.18) a share, respectively, of net after-tax mark-to-market gains/(losses) and reflects $7 million or $0.02 a share (after-tax) and $29 million or $0.08 a share (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. Net income for common stock from the Clean Energy Businesses for the three and nine months ended September 30, 2019 includes $(17) million or $(0.05) a share and $(41) million or $(0.13) a share, respectively, of net after-tax mark-to-market losses and reflects $23 million or $0.07 a share (after-tax) and $60 million or $0.18 a share (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note O to the Third Quarter Financial Statements.
(b)Other includes parent company and consolidation adjustments.
(c)Earnings per share on a diluted basis were $1.47 a share and $1.42 a share for the three months ended September 30, 2020 and 2019, respectively, and $3.16 a share and $3.19 a share for the nine months ended September 30, 2020 and 2019, respectively.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and nine months ended September 30, 2020 as compared with the 2019 period.

Variation for the Three Months Ended September 30, 2020 vs. 2019
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$(0.02)	$(6)	Primarily reflects lower non-weather related steam net revenues due to lower usage by customers.
Operations and maintenance expenses	0.26	85	Reflects lower costs for pension and other postretirement benefits of $0.12 a share, which are reconciled under the rate plans, lower regulatory assessments and fees of $0.09 a share, which are collected in revenues from customers, and the deferral in September 2020, under the legislative, regulatory and related actions provisions of the company's electric and gas rate plans, of the previously recorded reserve increases to the allowance for uncollectible accounts associated with the Coronavirus Disease 2019 (COVID-19) pandemic of $0.02 a share, offset in part by estimated food and medicine spoilage claims related to outages caused by Tropical Storm Isaias of $(0.01) a share.
Depreciation, property taxes and other tax matters	(0.24)	(79)	Reflects higher depreciation and amortization expense of $(0.12) a share and higher property taxes of $(0.10) a share, both of which are recoverable under the rate plans and the absence in 2020 of a reduction in the sales and use tax reserve upon conclusion of the audit assessment of $(0.02) a share.
Other	(0.04)	(9)	Primarily reflects foregone revenues from the suspension of customers' late payment charges and certain other fees associated with the COVID-19 pandemic of $(0.05) a share and the dilutive effect of Con Edison's stock issuances of $(0.01) a share.
Total CECONY	(0.04)	(9)
O&R (a)
Changes in rate plans	0.01	2	Reflects an electric base rate increase under the company's rate plans.
Operations and maintenance expenses	—	1	Reflects the deferral in September 2020, under the legislative, regulatory and related actions provision of the company's New York electric rate plan, of the previously recorded reserve increase to the allowance for uncollectible accounts associated with the COVID-19 pandemic, offset by estimated food and medicine spoilage claims related to outages caused by Tropical Storm Isaias.
Depreciation, property taxes and other tax matters	—	(1)
Total O&R	0.01	2
Clean Energy Businesses
Operating revenues less energy costs	—	2
Operations and maintenance expenses	(0.01)	(4)	Primarily reflects timing of maintenance costs.
Depreciation and amortization	(0.01)	(4)	Reflects an increase in renewable electric production projects in operation during 2020.
Net interest expense	0.09	29	Primarily reflects lower unrealized losses on interest rate swaps in the 2020 period.
HLBV effects	0.05	16	Primarily reflects lower losses from tax equity projects in the 2020 period.
Other	(0.02)	(5)	Primarily reflects the absence of a prior period adjustment related to research & development credits recorded in 2019.
Total Clean Energy Businesses	0.10	34
Con Edison Transmission	—	1
Other, including parent company expenses	(0.02)	(8)	Primarily reflects higher New York State income tax.
Total Reported (GAAP basis)	$0.05	$20

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

Variation for the Nine Months Ended September 30, 2020 vs. 2019
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.07	$24	Primarily reflects higher gas net base revenues due to gas base rates increase in January 2020 under the company's gas rate plan.
Weather impact on steam revenues	(0.06)	(20)	Reflects the impact of warmer winter weather in the 2020 period.
Operations and maintenance expenses	0.69	227	Reflects lower costs for pension and other postretirement benefits of $0.41 a share, which are reconciled under the rate plans, lower regulatory assessments and fees that are collected in revenues from customers of $0.23 a share, lower stock-based compensation of $0.04 a share and lower healthcare costs of $0.02 a share, offset in part by estimated food and medicine spoilage claims related to outages caused by Tropical Storm Isaias of $(0.01) a share.
Depreciation, property taxes and other tax matters	(0.65)	(209)	Reflects higher depreciation and amortization expense of $(0.38) a share and higher property taxes of $(0.26) a share, both of which are recoverable under the rate plans, the absence in 2020 of a reduction in the sales and use tax reserve upon conclusion of the audit assessment of $(0.02) a share, offset in part by the Employee Retention Tax Credit under the CARES Act of $0.01 a share.
Other	(0.16)	(37)	Primarily reflects foregone revenues from the suspension of customers' late payment charges and certain other fees associated with the COVID-19 pandemic of $(0.10) a share and the dilutive effect of Con Edison's stock issuances of $(0.06) a share.
Total CECONY	(0.11)	(15)
O&R (a)
Changes in rate plans	0.04	11	Reflects electric and gas base rate increases of $0.03 a share and $0.01 a share, respectively, under the company's rate plans.
Operations and maintenance expenses	(0.02)	(5)	Primarily reflects incremental costs associated with the COVID-19 pandemic and estimated food and medicine spoilage claims related to outages caused by Tropical Storm Isaias.
Depreciation, property taxes and other tax matters	(0.01)	(4)	Reflects higher depreciation and amortization expense, offset in part by the Employee Retention Tax Credit under the CARES Act.
Other	(0.02)	(5)	Primarily reflects higher costs associated with components of pension and other postretirement benefits other than service cost of $(0.01) a share.
Total O&R	(0.01)	(3)
Clean Energy Businesses
Operating revenues less energy costs	0.01	4	Reflects higher revenues from renewable electric production projects of $0.05 a share, offset in part by lower energy services revenues of $(0.04) a share.
Operations and maintenance expenses	0.01	2	Primarily reflects lower energy services costs.
Depreciation and amortization	(0.01)	(3)	Reflects an increase in renewable electric production projects in operation during 2020.
Net interest expense	(0.03)	(9)	Primarily reflects higher unrealized losses on interest rate swaps in the 2020 period.
HLBV effects	0.10	31	Primarily reflects lower losses from tax equity projects in the 2020 period.
Other	0.01	2	Primarily reflects re-measurement of deferred tax assets and the Employee Retention Tax Credit under the CARES Act.
Total Clean Energy Businesses	0.09	27
Con Edison Transmission	0.02	4	Primarily reflects lower operations and maintenance expenses and higher allowance for funds used during construction (AFUDC) income from Mountain Valley Pipeline, LLC.
Other, including parent company expenses	(0.02)	(3)	Primarily reflects higher New York State income tax.
Total Reported (GAAP basis)	$(0.03)	$10

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

The Companies’ other operations and maintenance expenses for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2020	2019	2020	2019
CECONY
Operations	$423	$414	$1,210	$1,190
Pensions and other postretirement benefits	(20)	34	(83)	100
Health care and other benefits	49	46	115	126
Regulatory fees and assessments (a)	94	134	253	356
Other	51	84	219	250
Total CECONY	597	712	1,714	2,022
O&R	79	81	232	225
Clean Energy Businesses	59	53	165	168
Con Edison Transmission	2	2	8	7
Other (b)	(1)	(1)	(3)	—
Total other operations and maintenance expenses	$736	$847	$2,116	$2,422
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.
(b)Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2020 and 2019 follows. For additional business segment financial information, see Note L to the Third Quarter Financial Statements.

The Companies’ results of operations for the three months ended September 30, 2020 and 2019 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues	$2,872	$2,877	$238	$241	$222	$247	$1	$1	$—	$(1)	$3,333	$3,365
Purchased power	447	423	56	61	—	—	—	—	—	(1)	503	483
Fuel	24	31	—	—	—	—	—	—	—	—	24	31
Gas purchased for resale	38	52	9	10	8	36	—	—	—	—	55	98
Other operations and maintenance	597	712	79	81	59	53	2	2	(1)	(1)	736	847
Depreciation and amortization	401	346	23	22	58	53	—	—	—	—	482	421
Taxes, other than income taxes	643	590	22	21	5	5	1	—	2	2	673	618
Operating income	722	723	49	46	92	100	(2)	(1)	(1)	(1)	860	867
Other income less deductions	(38)	(9)	(4)	(3)	3	1	27	27	(1)	(2)	(13)	14
Net interest expense	182	181	10	10	22	61	4	7	8	3	226	262
Income before income tax expense	502	533	35	33	73	40	21	19	(10)	(6)	621	619
Income tax expense	97	119	8	8	8	(12)	6	5	—	(4)	119	116
Net income	$405	$414	$27	$25	$65	$52	$15	$14	$(10)	$(2)	$502	$503
Income attributable to non-controlling interest	—	—	—	—	9	30	—	—	—	—	9	30
Net income for common stock	$405	$414	$27	$25	$56	$22	$15	$14	$(10)	$(2)	$493	$473
(a)Includes parent company and consolidation adjustments.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2019
(Millions of Dollars)	Electric	Gas	Steam	2020 Total	Electric	Gas	Steam	2019 Total	2020-2019 Variation
Operating revenues	$2,562	$259	$51	$2,872	$2,544	$275	$58	$2,877	$(5)
Purchased power	443	—	4	447	418	—	5	423	24
Fuel	18	—	6	24	27	—	4	31	(7)
Gas purchased for resale	—	38	—	38	—	52	—	52	(14)
Other operations and maintenance	469	87	41	597	565	102	45	712	(115)
Depreciation and amortization	305	74	22	401	266	58	22	346	55
Taxes, other than income taxes	514	94	35	643	465	87	38	590	53
Operating income	$813	$(34)	$(57)	$722	$803	$(24)	$(56)	$723	$(1)

Electric
CECONY’s results of electric operations for the three months ended September 30, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2020	September 30, 2019	Variation
Operating revenues	$2,562	$2,544	$18
Purchased power	443	418	25
Fuel	18	27	(9)
Other operations and maintenance	469	565	(96)
Depreciation and amortization	305	266	39
Taxes, other than income taxes	514	465	49
Electric operating income	$813	$803	$10

CECONY’s electric sales and deliveries for the three months ended September 30, 2020 compared with the 2019 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2020	September 30, 2019	Variation	Percent Variation		September 30, 2020	September 30, 2019	Variation	Percent Variation
Residential/Religious (b)	4,001	3,687	314	8.5%		$995	$923	$72	7.8%
Commercial/Industrial	2,627	2,831	(204)	(7.2)		556	557	(1)	(0.2)
Retail choice customers	6,294	7,339	(1045)	(14.2)		784	854	(70)	(8.2)
NYPA, Municipal Agency and other sales	2,532	2,756	(224)	(8.1)		217	219	(2)	(0.9)
Other operating revenues (c)	—	—	—	—		10	(9)	19	Large
Total	15,454	16,613	(1,159)	(7.0)%	(d)	$2,562	$2,544	$18	0.7%
(a)Revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 8.7 percent in the three months ended September 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $18 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to higher purchased power expenses ($25 million), offset in part by lower fuel expenses ($9 million).

Purchased power expenses increased $25 million in the three months ended September 30, 2020 compared with the 2019 period due to higher unit costs ($40 million), offset in part by lower purchased volumes ($15 million).

Fuel expenses decreased $9 million in the three months ended September 30, 2020 compared with the 2019 period due to lower unit costs ($6 million) and purchased volumes from the company's electric generating facilities ($3 million).

Other operations and maintenance expenses decreased $96 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to lower costs for pension and other postretirement benefits ($43 million), lower surcharges for assessments and fees that are collected in revenues from customers ($34 million) and the deferral in September 2020, under the legislative, regulatory and related actions provision of the company's electric rate plan, of the previously recorded increases to the allowance for uncollectible accounts associated with the COVID-19 pandemic ($6 million after-tax), offset in part by estimated food and medicine spoilage claims related to outages caused by Tropical Storm Isaias ($5 million).

Depreciation and amortization increased $39 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to higher electric utility plant balances and higher depreciation rates.

Taxes, other than income taxes increased $49 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to higher property taxes ($36 million), lower deferral of under-collected property taxes ($6 million), absence in 2020 of a reduction in the sales and use tax reserve upon conclusion of the audit assessment ($5 million) and higher state and local taxes ($3 million), offset in part by lower payroll taxes ($1 million) that includes the Employee Retention Tax Credit created under the CARES Act. See “Coronavirus Disease 2019 (COVID-19) Impacts - Impact of CARES Act on Accounting for Income Taxes,” above.

Gas
CECONY’s results of gas operations for the three months ended September 30, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2020	September 30, 2019	Variation
Operating revenues	$259	$275	$(16)
Gas purchased for resale	38	52	(14)
Other operations and maintenance	87	102	(15)
Depreciation and amortization	74	58	16
Taxes, other than income taxes	94	87	7
Gas operating income	$(34)	$(24)	$(10)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2020 compared with the 2019 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2020	September 30, 2019	Variation	Percent Variation		September 30, 2020	September 30, 2019	Variation	Percent Variation
Residential	4,314	4,032	282	7.0%		$117	$103	$14	13.6%
General	3,504	4,097	(593)	(14.5)		35	45	(10)	(22.2)
Firm transportation	8,668	9,071	(403)	(4.4)		70	71	(1)	(1.4)
Total firm sales and transportation	16,486	17,200	(714)	(4.2)	(b)	222	219	3	1.4
Interruptible sales (c)	1,882	1,974	(92)	(4.7)		4	6	(2)	(33.3)
NYPA	13,701	12,329	1,372	11.1		1	1	—	—
Generation plants	19,658	19,558	100	0.5		7	7	—	—
Other	4,457	4,604	(147)	(3.2)		6	6	—	—
Other operating revenues (d)	—	—	—	—		19	36	(17)	(47.2)
Total	56,184	55,665	519	0.9%		$259	$275	$(16)	(5.8)%

(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 1.4 percent in the three months ended September 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
(c)Includes 676 thousand and 1,064 thousand of Dt for the 2020 and 2019 periods, respectively, which are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues decreased $16 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to lower gas purchased for resale expense.

Gas purchased for resale decreased $14 million in the three months ended September 30, 2020 compared with the 2019 period due to lower unit costs ($10 million) and purchased volumes ($4 million).

Other operations and maintenance expenses decreased $15 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to lower costs for pension and other postretirement benefits ($7 million), lower municipal infrastructure support costs ($4 million), the deferral in September 2020, under the legislative, regulatory and related actions provision of the company's gas rate plan, of the previously recorded increases to the allowance for uncollectible accounts associated with the COVID-19 pandemic ($2 million after-tax) and lower reserve for injuries and damages ($1 million).

Depreciation and amortization increased $16 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to higher gas utility plant balances and higher depreciation rates.

Taxes, other than income taxes increased $7 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to higher property taxes ($12 million), absence in 2020 of a reduction in the sales and use tax reserve upon conclusion of the audit assessment ($1 million) and higher state and local taxes ($1 million), offset in part by higher deferral of under-collected property taxes ($7 million).

Steam
CECONY’s results of steam operations for the three months ended September 30, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2020	September 30, 2019	Variation
Operating revenues	$51	$58	$(7)
Purchased power	4	5	(1)
Fuel	6	4	2
Other operations and maintenance	41	45	(4)
Depreciation and amortization	22	22	—
Taxes, other than income taxes	35	38	(3)
Steam operating income	$(57)	$(56)	$(1)

CECONY’s steam sales and deliveries for the three months ended September 30, 2020 compared with the 2019 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2020	September 30, 2019	Variation	Percent Variation		September 30, 2020	September 30, 2019	Variation	Percent Variation
General	7	6	1	16.7%		$1	$2	$(1)	(50.0)%
Apartment house	617	722	(105)	(14.5)		12	13	(1)	(7.7)
Annual power	2,023	2,443	(420)	(17.2)		33	36	(3)	(8.3)
Other operating revenues (a)	—	—	—	—		5	7	(2)	(28.6)
Total	2,647	3,171	(524)	(16.5)%	(b)	$51	$58	$(7)	(12.1)%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.

(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 17.9 percent in the three months ended September 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues decreased $7 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to lower revenues from the steam rate plan due to lower usage by customers ($4 million), certain rate plan reconciliations ($4 million) and lower purchased power expenses ($1 million), offset in part by higher fuel expenses ($2 million).

Purchased power decreased $1 million in the three months ended September 30, 2020 compared with the 2019 period due to lower purchased volumes ($2 million), offset in part by higher unit costs ($1 million).

Fuel expenses increased $2 million in the three months ended September 30, 2020 compared with the 2019 period due to higher unit costs.

Other operations and maintenance expenses decreased $4 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to lower municipal infrastructure support costs ($3 million) and lower costs for pension and other postretirement benefits ($1 million).

Taxes, other than income taxes decreased $3 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to higher deferral of under-collected property taxes ($5 million), offset in part by higher property taxes ($2 million).

Other Income (Deductions)
Other income (deductions) decreased $29 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to higher costs associated with components of pension and other postretirement benefits other than service cost due to a decrease in the discount rate.

Income Tax Expense
Income taxes decreased $22 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to lower income before income tax expense ($7 million) and an increase in the amortization of excess deferred federal income taxes due to CECONY’s electric and gas rate plans that went into effect in January 2020 ($25 million), offset in part by the absence of the amortization of excess deferred state income taxes in 2020 ($8 million) and lower flow-through tax benefits in 2020 for plant related items ($3 million).

O&R

	For the Three Months Ended September 30, 2020			For the Three Months Ended September 30, 2019
(Millions of Dollars)	Electric	Gas	2020 Total	Electric	Gas	2019 Total	2020-2019 Variation
Operating revenues	$208	$30	$238	$210	$31	$241	$(3)
Purchased power	56	—	56	61	—	61	(5)
Gas purchased for resale	—	9	9	—	10	10	(1)
Other operations and maintenance	62	17	79	63	18	81	(2)
Depreciation and amortization	17	6	23	16	6	22	1
Taxes, other than income taxes	15	7	22	14	7	21	1
Operating income	$58	$(9)	$49	$56	$(10)	$46	$3

Electric
O&R’s results of electric operations for the three months ended September 30, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2020	September 30, 2019	Variation
Operating revenues	$208	$210	$(2)
Purchased power	56	61	(5)
Other operations and maintenance	62	63	(1)
Depreciation and amortization	17	16	1
Taxes, other than income taxes	15	14	1
Electric operating income	$58	$56	$2

O&R’s electric sales and deliveries for the three months ended September 30, 2020 compared with the 2019 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2020	September 30, 2019	Variation	Percent Variation		September 30, 2020	September 30, 2019	Variation	Percent Variation
Residential/Religious (b)	647	586	61	10.4%		$110	$106	$4	3.8%
Commercial/Industrial	230	235	(5)	(2.1)		35	36	(1)	(2.8)
Retail choice customers	741	796	(55)	(6.9)		62	62	—	—
Public authorities	32	30	2	6.7		3	2	1	50.0
Other operating revenues (c)	—	—	—	—		(2)	4	(6)	Large
Total	1,650	1,647	3	0.2%	(d)	$208	$210	$(2)	(1.0)%
(a)O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.
(b)“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 1.8 percent in the three months ended September 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues decreased $2 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to lower purchased power expenses ($5 million), offset in part by higher revenues from the New York electric rate plan ($2 million).

Purchased power expenses decreased $5 million in the three months ended September 30, 2020 compared with the 2019 period due to lower unit costs ($9 million), offset in part by higher purchased volumes ($4 million).

Other operations and maintenance expenses decreased $1 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to the deferral in September 2020, under the legislative, regulatory and related actions provision of the company's New York electric rate plan, of the previously recorded increases to the allowance for uncollectible accounts associated with the COVID-19 pandemic ($1 million after tax) and lower cost for pension and other postretirement benefits ($1 million), offset in part by estimated food and medicine spoilage claims related to outages caused by Tropical Storm Isaias ($2 million).

Depreciation and amortization increased $1 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $1 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to higher property taxes.

Gas
O&R’s results of gas operations for the three months ended September 30, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2020	September 30, 2019	Variation
Operating revenues	$30	$31	$(1)
Gas purchased for resale	9	10	(1)
Other operations and maintenance	17	18	(1)
Depreciation and amortization	6	6	—
Taxes, other than income taxes	7	7	—
Gas operating income	$(9)	$(10)	$1

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2020 compared with the 2019 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2020	September 30, 2019	Variation	Percent Variation		September 30, 2020	September 30, 2019	Variation	Percent Variation
Residential	724	621	103	16.6%		$13	$11	$2	18.2%
General	218	161	57	35.4		2	1	1	Large
Firm transportation	804	851	(47)	(5.5)		7	6	1	16.7
Total firm sales and transportation	1,746	1,633	113	6.9	(b)	22	18	4	22.2
Interruptible sales	787	798	(11)	(1.4)		1	1	—	—
Generation plants	21	6	15	Large		—	—	—	—
Other	30	74	(44)	(59.5)		—	1	(1)	Large
Other gas revenues	—	—	—	—		7	11	(4)	(36.4)
Total	2,584	2,511	73	2.9%		$30	$31	$(1)	(3.2)%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes decreased 1.5 percent in the three months ended September 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues decreased $1 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to lower gas purchased for resale.

Gas purchased for resale decreased $1 million in the three months ended September 30, 2020 compared with the 2019 period due to lower unit costs ($2 million), offset in part by higher purchased volumes ($1 million).

Other operations and maintenance expenses decreased $1 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to lower pension costs.
Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended September 30, 2020 compared with the 2019 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2020	September 30, 2019	Variation
Operating revenues	$222	$247	$(25)
Gas purchased for resale	8	36	(28)
Other operations and maintenance	59	53	6
Depreciation and amortization	58	53	5
Taxes, other than income taxes	5	5	—
Operating income	$92	$100	$(8)

Operating revenues decreased $25 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to lower wholesale revenues ($21 million) and net mark-to-market values ($5 million), offset in part by higher energy services revenues ($1 million).

Gas purchased for resale decreased $28 million in the three months ended September 30, 2020 compared with the 2019 period due to lower purchased volumes.

Other operations and maintenance expenses increased $6 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to the timing of maintenance costs.

Depreciation and amortization increased $5 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to an increase in renewable electric production projects in operation during 2020 and the final purchase price allocation of the acquisition from Sempra in 2019.

Net Interest Expense
Net interest expense decreased $39 million in the three months ended September 30, 2020 compared with the 2019 period due to lower unrealized losses on interest rate swaps in the 2020 period.

Income Tax Expense
Income taxes increased $20 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to higher income before income tax expense ($7 million), the absence of the adjustment for prior period federal income tax returns primarily due to higher research and development credits in 2019 ($13 million) and lower income attributable to non-controlling interest ($5 million), offset in part by a lower increase in the reserve for uncertain tax positions in 2020, as compared with the 2019 period ($7 million).

Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $21 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to lower losses attributable in the 2020 period to a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note O to the Third Quarter Financial Statements.

Other
Income Tax Expense
Income taxes increased $4 million in the three months ended September 30, 2020 compared with the 2019 period primarily due to lower consolidated state income tax benefits.

The Companies’ results of operations for the nine months ended September 30, 2020 and 2019 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Operating revenues	$8,072	$8,248	$647	$678	$566	$696	$3	$3	$(2)	$(2)	$9,286	$9,623
Purchased power	1,065	1,058	127	146	—	—	—	—	—	(1)	1,192	1,203
Fuel	124	163	—	—	—	—	—	—	—	—	124	163
Gas purchased for resale	298	445	43	68	24	159	—	—	(1)	(1)	364	671
Other operations and maintenance	1,714	2,022	232	225	165	168	8	7	(3)	—	2,116	2,422
Depreciation and amortization	1,187	1,020	67	63	173	169	1	1	—	—	1,428	1,253
Taxes, other than income taxes	1,830	1,715	64	63	16	17	—	—	5	5	1,915	1,800
Operating income	1,854	1,825	114	113	188	183	(6)	(5)	(3)	(5)	2,147	2,111
Other income less deductions	(138)	(31)	(11)	(8)	4	3	78	76	(5)	(9)	(72)	31
Net interest expense	554	545	30	30	183	170	14	18	16	9	797	772
Income before income tax expense	1,162	1,249	73	75	9	16	58	53	(24)	(23)	1,278	1,370
Income tax expense	199	271	16	15	(36)	(44)	16	15	(12)	(14)	183	243
Net income	$963	$978	$57	$60	$45	$60	$42	$38	$(12)	$(9)	$1,095	$1,127
Income attributable to non-controlling interest	—	—	—	—	37	79	—	—	—	—	37	79
Net income for common stock	$963	$978	$57	$60	$8	$(19)	$42	$38	$(12)	$(9)	$1,058	$1,048
(a)Includes parent company and consolidation adjustments.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Nine Months Ended September 30, 2020				For the Nine Months Ended September 30, 2019
(Millions of Dollars)	Electric	Gas	Steam	2020 Total	Electric	Gas	Steam	2019 Total	2020-2019 Variation
Operating revenues	$6,178	$1,509	$385	$8,072	$6,174	$1,605	$469	$8,248	$(176)
Purchased power	1,046	—	19	1,065	1,033	—	25	1,058	7
Fuel	56	—	68	124	74	—	89	163	(39)
Gas purchased for resale	—	298	—	298	—	445	—	445	(147)
Other operations and maintenance	1,322	269	123	1,714	1,582	306	134	2,022	(308)
Depreciation and amortization	904	216	67	1,187	785	168	67	1,020	167
Taxes, other than income taxes	1,437	286	107	1,830	1,326	272	117	1,715	115
Operating income	$1,413	$440	$1	$1,854	$1,374	$414	$37	$1,825	$29

Electric
CECONY’s results of electric operations for the nine months ended September 30, 2020 compared with the 2019 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2020	September 30, 2019	Variation
Operating revenues	$6,178	$6,174	$4
Purchased power	1,046	1,033	13
Fuel	56	74	(18)
Other operations and maintenance	1,322	1,582	(260)
Depreciation and amortization	904	785	119
Taxes, other than income taxes	1,437	1,326	111
Electric operating income	$1,413	$1,374	$39

CECONY’s electric sales and deliveries for the nine months ended September 30, 2020 compared with the 2019 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2020	September 30, 2019	Variation	Percent Variation		September 30, 2020	September 30, 2019	Variation	Percent Variation
Residential/Religious (b)	8,638	8,203	435	5.3%		$2,220	$2,060	$160	7.8%
Commercial/Industrial	7,145	7,574	(429)	(5.7)		1,407	1,405	2	0.1
Retail choice customers	17,014	18,968	(1,954)	(10.3)		1,838	1,879	(41)	(2.2)
NYPA, Municipal Agency and other sales	6,972	7,477	(505)	(6.8)		506	511	(5)	(1.0)
Other operating revenues (c)	—	—	—	—		207	319	(112)	(35.1)
Total	39,769	42,222	(2,453)	(5.8)%	(d)	$6,178	$6,174	$4	0.1%
(a)Revenues from electric sales are subject to a revenue decoupling mechanism, as a result of which delivery revenues generally are not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 5.6 percent in the nine months ended September 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $4 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to certain rate plan reconciliations ($15 million) and higher purchased power expenses ($13 million), offset in part by lower fuel expenses ($18 million).

Purchased power expenses increased $13 million in the nine months ended September 30, 2020 compared with the 2019 period due to higher unit costs ($105 million), offset in part by lower purchased volumes ($92 million).

Fuel expenses decreased $18 million in the nine months ended September 30, 2020 compared with the 2019 period due to lower unit costs ($22 million), offset in part by higher purchased volumes from the company’s electric generating facilities ($4 million).

Other operations and maintenance expenses decreased $260 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower costs for pension and other postretirement benefits ($151 million), lower surcharges for assessments and fees that are collected in revenues from customers ($79 million), lower stock-based compensation ($13 million) and lower healthcare costs ($10 million), offset in part by incremental costs associated with the COVID-19 pandemic ($13 million) and estimated food and medicine spoilage claims related to outages caused by Tropical Storm Isaias ($5 million).

Depreciation and amortization increased $119 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to higher electric utility plant balances and higher depreciation rates.

Taxes, other than income taxes increased $111 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to higher property taxes ($89 million), lower deferral of under-collected property taxes ($13 million), higher state and local taxes ($8 million) and absence in 2020 of a reduction in the sales and use tax reserve upon conclusion of the audit assessment ($5 million), offset in part by lower payroll taxes ($5 million) that includes the Employee Retention Tax Credit created under the CARES Act. See “Coronavirus Disease 2019 (COVID-19) Impacts - Impact of CARES Act on Accounting for Income Taxes,” above.

Gas
CECONY’s results of gas operations for the nine months ended September 30, 2020 compared with the 2019 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2020	September 30, 2019	Variation
Operating revenues	$1,509	$1,605	$(96)
Gas purchased for resale	298	445	(147)
Other operations and maintenance	269	306	(37)
Depreciation and amortization	216	168	48
Taxes, other than income taxes	286	272	14
Gas operating income	$440	$414	$26

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2020 compared with the 2019 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2020	September 30, 2019	Variation	Percent Variation		September 30, 2020	September 30, 2019	Variation	Percent Variation
Residential	37,161	41,035	(3,874)	(9.4)%		$691	$724	$(33)	(4.6)%
General	22,551	25,018	(2,467)	(9.9)		237	299	(62)	(20.7)
Firm transportation	58,697	60,590	(1,893)	(3.1)		487	444	43	9.7
Total firm sales and transportation	118,409	126,643	(8,234)	(6.5)	(b)	1,415	1,467	(52)	(3.5)
Interruptible sales (c)	6,869	7,375	(506)	(6.9)		23	34	(11)	(32.4)
NYPA	29,403	30,296	(893)	(2.9)		2	2	—	—
Generation plants	40,073	41,545	(1,472)	(3.5)		17	18	(1)	(5.6)
Other	16,481	16,058	423	2.6		27	24	3	12.5
Other operating revenues (d)	—	—	—	—		25	60	(35)	(58.3)
Total	211,235	221,917	(10,682)	(4.8)%		$1,509	$1,605	$(96)	(6.0)%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 0.5 percent in the nine months ended September 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
(c)Includes 2,961 thousand and 3,797 thousand of Dt for the 2020 and 2019 periods, respectively, which are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues decreased $96 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower gas purchased for resale expense ($147 million) and certain rate plan reconciliations ($19 million), offset in part by higher gas net base revenues due to gas base rates increase in January 2020 under the company's gas rate plan ($69 million).

Gas purchased for resale decreased $147 million in the nine months ended September 30, 2020 compared with the 2019 period due to lower unit costs ($98 million) and purchased volumes ($49 million).

Other operations and maintenance expenses decreased $37 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower costs for pension and other postretirement benefits ($24 million), lower stock-based compensation ($3 million), lower reserve for injuries and damages ($3 million) and lower healthcare costs ($2 million).

Depreciation and amortization increased $48 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to higher gas utility plant balances and higher depreciation rates.

Taxes, other than income taxes increased $14 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to higher property taxes ($29 million), state and local taxes ($1 million) and absence in 2020 of a reduction in the sales and use tax reserve upon conclusion of the audit assessment ($1 million), offset in part by higher deferral of under-collected property taxes ($17 million) and lower payroll taxes ($1 million) that includes the Employee Retention Tax Credit created under the CARES Act. See “Coronavirus Disease 2019 (COVID-19) Impacts - Impact of CARES Act on Accounting for Income Taxes,” above.

Steam
CECONY’s results of steam operations for the nine months ended September 30, 2020 compared with the 2019 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2020	September 30, 2019	Variation
Operating revenues	$385	$469	$(84)
Purchased power	19	25	(6)
Fuel	68	89	(21)
Other operations and maintenance	123	134	(11)
Depreciation and amortization	67	67	—
Taxes, other than income taxes	107	117	(10)
Steam operating income	$1	$37	$(36)

CECONY’s steam sales and deliveries for the nine months ended September 30, 2020 compared with the 2019 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2020	September 30, 2019	Variation	Percent Variation		September 30, 2020	September 30, 2019	Variation	Percent Variation
General	334	394	(60)	(15.2)%		$17	$20	$(3)	(15.0)%
Apartment house	3,830	4,331	(501)	(11.6)		103	120	(17)	(14.2)
Annual power	8,462	10,383	(1,921)	(18.5)		245	304	(59)	(19.4)
Other operating revenues (a)	—	—	—	—		20	25	(5)	(20.0)
Total	12,626	15,108	(2,482)	(16.4)%	(b)	$385	$469	$(84)	(17.9)%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 8.3 percent in the nine months ended September 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues decreased $84 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to the impact of warmer winter weather ($28 million), lower fuel expenses ($21 million), lower revenues from the steam rate plan due to lower usage by customers ($19 million), certain rate plan reconciliations ($10 million) and lower purchased power expenses ($6 million).

Purchased power expenses decreased $6 million in the nine months ended September 30, 2020 compared with the 2019 period due to lower unit costs ($5 million) and purchased volumes ($1 million).

Fuel expenses decreased $21 million in the nine months ended September 30, 2020 compared with the 2019 period due to lower purchased volumes from the company’s steam generating facilities ($13 million) and unit costs ($8 million).

Other operations and maintenance expenses decreased $11 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower costs for pension and other postretirement benefits ($6 million) and lower municipal infrastructure support costs ($5 million).

Taxes, other than income taxes decreased $10 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to higher deferral of under-collected property taxes ($17 million) and lower state and local taxes ($2 million), offset in part by higher property taxes ($8 million).

Other Income (Deductions)
Other income (deductions) decreased $107 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to higher costs associated with components of pension and other postretirement benefits other than service cost ($93 million) and the absence of the company’s share of a gain on sale of property in 2019 ($5 million).

Net Interest Expense
Net interest expense increased $9 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to higher interest on long-term debt ($35 million), offset in part by a decrease in interest accrued on the TCJA related regulatory liability ($10 million), lower interest expense for short-term debt ($9 million) and lower interest accrued on the system benefit charge liability ($6 million).

Income Tax Expense
Income taxes decreased $72 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower income before income tax expense ($18 million), an increase in the amortization of excess deferred federal income taxes due to CECONY’s electric and gas rate plans that went into effect in January 2020 ($74 million) and lower state income taxes ($7 million), offset in part by the absence of the amortization of excess deferred state income taxes ($18 million), lower research and development credits in 2020 ($4 million) and lower flow-through tax benefits in 2020 for plant-related items ($3 million).

O&R

	For the Nine Months Ended September 30, 2020			For the Nine Months Ended September 30, 2019
(Millions of Dollars)	Electric	Gas	2020 Total	Electric	Gas	2019 Total	2020-2019 Variation
Operating revenues	$483	$164	$647	$493	$185	$678	$(31)
Purchased power	127	—	127	146	—	146	(19)
Gas purchased for resale	—	43	43	—	68	68	(25)
Other operations and maintenance	181	51	232	173	52	225	7
Depreciation and amortization	48	19	67	46	17	63	4
Taxes, other than income taxes	41	23	64	40	23	63	1
Operating income	$86	$28	$114	$88	$25	$113	$1

Electric
O&R’s results of electric operations for the nine months ended September 30, 2020 compared with the 2019 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2020	September 30, 2019	Variation
Operating revenues	$483	$493	$(10)
Purchased power	127	146	(19)
Other operations and maintenance	181	173	8
Depreciation and amortization	48	46	2
Taxes, other than income taxes	41	40	1
Electric operating income	$86	$88	$(2)

O&R’s electric sales and deliveries for the nine months ended September 30, 2020 compared with the 2019 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2020	September 30, 2019	Variation	Percent Variation		September 30, 2020	September 30, 2019	Variation	Percent Variation
Residential/Religious (b)	1,414	1,339	75	5.6%		$247	$243	$4	1.6%
Commercial/Industrial	612	621	(9)	(1.4)		88	87	1	1.1
Retail choice customers	1,995	2,194	(199)	(9.1)		144	147	(3)	(2.0)
Public authorities	82	80	2	2.5		6	7	(1)	(14.3)
Other operating revenues (c)	—	—	—	—		(2)	9	(11)	Large
Total	4,103	4,234	(131)	(3.1)%	(d)	$483	$493	$(10)	(2.0)%
(a)O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.
(b)“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 1.5 percent in the nine months ended September 30, 2020 compared with the 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues decreased $10 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower purchased power expenses ($19 million), offset in part by higher revenues from the New York electric rate plan ($13 million).

Purchased power expenses decreased $19 million in the nine months ended September 30, 2020 compared with the 2019 period due to lower unit costs ($20 million), offset in part by higher purchased volumes ($1 million).

Other operations and maintenance expenses increased $8 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to incremental costs associated with COVID-19 ($3 million), the amortization of prior deferred storm costs ($2 million), estimated food and medicine spoilage claims related to outages caused by Tropical Storm Isaias ($2 million) and higher reserve for injuries and damages ($1 million).

Depreciation and amortization increased $2 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $1 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to higher property taxes.

Gas
O&R’s results of gas operations for the nine months ended September 30, 2020 compared with the 2019 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2020	September 30, 2019	Variation
Operating revenues	$164	$185	$(21)
Gas purchased for resale	43	68	(25)
Other operations and maintenance	51	52	(1)
Depreciation and amortization	19	17	2
Taxes, other than income taxes	23	23	—
Gas operating income	$28	$25	$3

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2020 compared with the 2019 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2020	September 30, 2019	Variation	Percent Variation		September 30, 2020	September 30, 2019	Variation	Percent Variation
Residential	6,484	6,875	(391)	(5.7)%		$83	$98	$(15)	(15.3)%
General	1,443	1,608	(165)	(10.3)		14	18	(4)	(22.2)
Firm transportation	5,799	6,430	(631)	(9.8)		45	44	1	2.3
Total firm sales and transportation	13,726	14,913	(1,187)	(8.0)	(b)	142	160	(18)	(11.3)
Interruptible sales	2,723	2,690	33	1.2		4	4	—	—
Generation plants	24	6	18	Large		—	—	—	—
Other	529	637	(108)	(17.0)		1	1	—	—
Other gas revenues	—	—	—	—		17	20	(3)	(15)
Total	17,002	18,246	(1,244)	(6.8)%		$164	$185	$(21)	(11.4)%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes decreased 0.5 percent in the nine months ended September 30, 2020 compared with 2019 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues decreased $21 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to a decrease in gas purchased for resale ($25 million), offset in part by higher revenues from the New York gas rate plan ($2 million).

Gas purchased for resale decreased $25 million in the nine months ended September 30, 2020 compared with the 2019 period due to lower unit costs ($19 million) and purchased volumes ($6 million).

Other operations and maintenance expenses decreased $1 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower pension costs ($4 million), offset in part by incremental costs associated with the COVID-19 pandemic ($2 million) and higher gas program spending ($1 million).

Depreciation and amortization increased $2 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to higher gas utility plant balances.

Income Tax Expense
Income taxes increased $1 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower flow-through tax benefits on plant-related items in 2020 as compared to 2019.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the nine months ended September 30, 2020 compared with the 2019 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2020	September 30, 2019	Variation
Operating revenues	$566	$696	$(130)
Gas purchased for resale	24	159	(135)
Other operations and maintenance	165	168	(3)
Depreciation and amortization	173	169	4
Taxes, other than income taxes	16	17	(1)
Operating income	$188	$183	$5

Operating revenues decreased $130 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower wholesale revenues ($132 million) and lower energy services revenues ($16 million) and net mark-to-market values ($3 million), offset in part by higher renewable electric production revenues ($21 million).

Gas purchased for resale decreased $135 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower purchased volumes.

Other operations and maintenance expenses decreased $3 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower energy services costs.

Depreciation and amortization increased $4 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to an increase in renewable electric production projects in operation during 2020.

Taxes, other than income taxes decreased $1 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to the Employee Retention Tax Credit created under the CARES Act. See “Coronavirus Disease 2019 (COVID-19) Impacts - Impact of CARES Act on Accounting for Income Taxes,” above.

Net Interest Expense
Net interest expense increased $13 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to higher unrealized losses on interest rate swaps in the 2020 period.

Income Tax Expense
Income taxes increased $8 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower income attributable to non-controlling interest ($10 million), and the absence of the adjustment for prior period federal income tax returns primarily due to higher research and development credits in 2019 ($13 million), offset in part by a tax benefit due to the change in the federal corporate income tax rate recognized for a loss carryback from the 2018 tax year to the 2013 tax year as allowed under the CARES Act signed into law during the first quarter of 2020 ($4 million), a decrease in uncertain tax position ($7 million) and higher renewable energy credits ($2 million).

Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $42 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower losses attributable in the 2020 period to a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note O to the Third Quarter Financial Statements.

Con Edison Transmission
Income Tax Expense
Income taxes increased $1 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to higher income before income tax expense.

Other
Income Tax Expense
Income taxes increased $2 million in the nine months ended September 30, 2020 compared with the 2019 period primarily due to lower consolidated state income tax benefits.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	For the Nine Months Ended September 30,
	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Operating activities	$959	$1,490	$82	$168	$810	$285	$(8)	$150	$(475)	$(133)	$1,368	$1,960
Investing activities	(2,412)	(2,437)	(150)	(163)	(438)	(142)	16	(143)	—	1	(2,984)	(2,884)
Financing activities	543	144	50	(20)	(440)	(79)	(8)	(9)	568	135	713	171
Net change for the period	(910)	(803)	(18)	(15)	(68)	64	—	(2)	93	3	(903)	(753)
Balance at beginning of period	933	818	32	52	251	126	—	2	1	8	1,217	1,006
Balance at end of period (c)	$23	$15	$14	$37	$183	$190	$—	$—	$94	$11	$314	$253
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the Third Quarter Financial Statements.

Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities primarily reflect their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is primarily affected by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. In addition, the decline in business activity in the Utilities’ service territory as a result of the COVID-19 pandemic has resulted and may continue to result in lower billed sales revenues and increases to the allowance for uncollectible accounts and may result in increases in write-offs of customer accounts. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but generally not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. The Utilities’ New York rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. Increases to the allowance for uncollectible accounts related to the COVID-19 pandemic have been deferred pursuant to the legislative, regulatory and related actions provisions of their rate plans. Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. See “COVID-19 Regulatory Matters” and “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing,” above.
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

Net cash flows from operating activities for the nine months ended September 30, 2020 for Con Edison and CECONY were $592 million and $531 million lower, respectively, than in the 2019 period. The changes in net cash flows for Con Edison and CECONY primarily reflect higher accounts receivable balances from customers ($330 million and $287 million, respectively) (see “COVID-19 Regulatory Matters” in Note B to the Third Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above), higher other receivables and other current assets ($135 million and $104 million, respectively) primarily due to lower reimbursement received for Puerto Rico related restoration costs in the 2020 period ($94 million and $94 million, respectively), higher pension and retiree benefit contributions ($121 million and $112 million, respectively), a change in pension and retiree benefit obligations ($72 million and $68 million, respectively), higher system benefit charge ($65 million and $62 million, respectively), higher cash paid for income taxes, net of refunds received ($59 million and $65 million, respectively), and for CECONY, an increase in accounts receivables from affiliated companies ($97 million), offset in part by lower TCJA net benefits provided to customers in the 2020 period ($240 million and $240 million, respectively).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers and recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $100 million higher and $25 million lower, respectively, for the nine months ended September 30, 2020 compared with the 2019 period. The change for Con Edison primarily reflects an increase in non-utility construction expenditures at the Clean Energy Businesses ($271 million) and the proceeds from the sale of a property formerly used by CECONY in its operations in 2019 ($48 million), offset in part by lower investments in electric and gas transmission projects at Con Edison Transmission in the 2020 period ($135 million) and a decrease in utility construction expenditures at CECONY ($71 million) and O&R ($11 million).

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $542 million and $399 million higher, respectively, in the nine months ended September 30, 2020 compared with the 2019 period.

In July 2020, Con Edison borrowed $820 million pursuant to an April 2020 credit agreement that was amended in June 2020 (as amended, the Supplemental Credit Agreement). Con Edison used the proceeds from the borrowing for general corporate purposes, including repayment of short-term debt bearing interest at variable rates. Pursuant to the Supplemental Credit Agreement, the borrowing bears interest at a variable rate and was converted to a term loan that matures on March 29, 2021. See Note D to the Third Quarter Financial Statements.

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

In March 2020, CECONY issued $600 million aggregate principal amount of 3.35 percent debentures, due 2030 and $1,000 million aggregate principal amount of 3.95 percent debentures, due 2050, the net proceeds from the sale of which will be used to pay or reimburse the payment of, in whole or in part, existing and new qualifying eligible green expenditures, such as energy efficiency and clean transportation expenditures, that include those funded on or after January 1, 2018 until the maturity date of each series of the debentures. Pending the allocation of the net proceeds to finance or refinance eligible green expenditures, CECONY used the net proceeds for repayment of short-term debt and temporarily placed the remaining net proceeds in short-term interest-bearing instruments. See Note C to the Third Quarter Financial Statements.
In May 2019, CECONY issued $700 million aggregate principal amount of 4.125 percent debentures, due 2049, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.
In April 2019, CECONY redeemed at maturity $475 million of 6.65 percent 10-year debentures.

In September 2020, O&R issued $35 million aggregate principal amount of 2.02 percent debentures, due 2030 and $40 million aggregate principal amount of 3.24 percent debentures, due 2050.

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
Con Edison’s cash flows from financing for the nine months ended September 30, 2020 and 2019 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $79 million and $76 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at September 30, 2020 and 2019 and the average daily balances for the nine months ended September 30, 2020 and 2019 for Con Edison and CECONY were as follows:

	2020		2019
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30,	Daily average	Outstanding at September 30,	Daily average
Con Edison	$1,009	$1,027	$1,300	$1,122
CECONY	$991	$633	$930	$743
Weighted average yield	0.2%	1.2%	2.3%	2.6%

Capital Requirements and Resources
Capital Requirements
The Clean Energy Businesses expect to accelerate $150 million of capital projects from 2021 to 2020 and have increased their estimated capital requirements in 2020 by an additional $50 million. The estimated capital requirements of the Clean Energy Businesses for 2020 and 2021 have been updated from $400 million and $400 million, respectively, to $600 million and $250 million, respectively.

Contractual Obligations
Con Edison’s material obligations to make payments pursuant to contracts totaled $55,119 million and $54,144 million at September 30, 2020 and December 31, 2019, respectively. The increase at September 30, 2020 is primarily due to increases in long-term debt, including interest ($1,987 million) and CECONY transportation and storage purchase obligations ($1,021 million), offset in part by a decrease in the Utilities’ Long-term Purchase Obligations (a component of “Other Purchase Obligations”) due to a change in how the company derives those amounts ($2,371 million). See "Cash Flows from Financing Activities,” above. At December 31, 2019, $8,166 million of Long-term Purchase Obligations were derived from the Utilities’ purchasing system as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities were committed to purchase less than the amount authorized. Payments for Long-term Purchase Obligations were generally assumed to be made ratably over the term of the obligations. At September 30, 2020, $5,795 million of Long-term Purchase Obligations were derived from the Utilities’ purchasing system by using a method that identifies the remaining purchase obligations.

Capital Resources
For each of the Companies, the common equity ratio at September 30, 2020 and December 31, 2019 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2020	December 31, 2019
Con Edison	49.3	49.6
CECONY	48.4	49.2

At September 30, 2020, the credit ratings assigned by Moody’s, S&P and Fitch to the senior unsecured debt and commercial paper of Con Edison, CECONY and O&R were as follows:

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

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at September 30, 2020 and December 31, 2019 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
ASSETS
Current assets	$3,447	$3,543	$255	$243	$460	$511	$22	$2	$20	$(27)	$4,204	$4,272
Investments	505	461	26	26	—	—	1,599	1,585	(6)	(7)	2,124	2,065
Net plant	38,716	37,414	2,410	2,336	4,421	4,121	17	17	—	1	45,564	43,889
Other noncurrent assets	5,000	5,139	403	401	1,885	1,896	14	14	401	403	7,703	7,853
Total Assets	$47,668	$46,557	$3,094	$3,006	$6,766	$6,528	$1,652	$1,618	$415	$370	$59,595	$58,079

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,407	$4,131	$294	$311	$1,192	$1,525	$115	$135	$1,152	$185	$7,160	$6,287
Noncurrent liabilities	13,129	13,665	1,108	1,115	217	201	108	88	(44)	(17)	14,518	15,052
Long-term debt	15,557	14,614	893	818	2,838	2,400	500	500	(582)	195	19,206	18,527
Equity	14,575	14,147	799	762	2,519	2,402	929	895	(111)	7	18,711	18,213
Total Liabilities and Equity	$47,668	$46,557	$3,094	$3,006	$6,766	$6,528	$1,652	$1,618	$415	$370	$59,595	$58,079
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at September 30, 2020 were $96 million lower than at December 31, 2019. The change in current assets primarily reflects a decrease in cash and temporary cash investments ($910 million) primarily due to the July 2020 payment of New York City semi-annual property taxes. The decrease is offset in part by an increase in prepayments reflecting primarily the July 2020 payment of New York City semi-annual property taxes, offset in part by three months of amortization, while the December 2019 balance reflects the amortization of the entire previous semi-annual payment ($481 million), an increase in accounts receivables, less allowance for uncollectible accounts ($244 million) and an increase in accounts receivables from affiliated companies ($83 million).

Investments at September 30, 2020 were $44 million higher than at December 31, 2019. The change in investments primarily reflects an increase in supplemental retirement income plan assets. See Note E to the Third Quarter Financial Statements.

Net plant at September 30, 2020 was $1,302 million higher than at December 31, 2019. The change in net plant primarily reflects an increase in electric ($1,030 million), gas ($447 million) and steam ($37 million) plant balances and an increase in construction work in progress ($267 million), offset in part by an increase in accumulated depreciation ($649 million).

Other noncurrent assets at September 30, 2020 were $139 million lower than at December 31, 2019. The change in other noncurrent assets primarily reflects a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2019, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($618 million). See Notes B, E and F to the Third Quarter Financial Statements. The change in the regulatory asset also reflects the year's amortization of accounting costs. This decrease is offset in part by an increase in the regulatory assets for deferred pension and other postretirement benefits ($190 million), deferrals for increased costs related to the COVID-19 pandemic ($101 million), deferred derivative losses ($69 million), deferred storm costs ($60 million) and an increase in the injuries and damages receivable ($40 million). See “Other Regulatory Matters” in Note B and Note H to the Third Quarter Financial Statements.

Current liabilities at September 30, 2020 were $276 million higher than at December 31, 2019. The change in current liabilities primarily reflects increases in long-term debt due within one year ($290 million) and accrued interest ($97 million), offset in part by a decrease in notes payable ($146 million).

Noncurrent liabilities at September 30, 2020 were $536 million lower than at December 31, 2019. The change in noncurrent liabilities primarily reflects a decrease in the liability for pension and retiree benefits ($690 million) that primarily reflects the final actuarial valuation, as measured at December 31, 2019, of the plans in accordance with the accounting rules for retirement benefits. See Notes E and F to the Third Quarter Financial Statements. The change also reflects a decrease in the regulatory liability for future income tax ($152 million) and TCJA net benefits ($127 million). These decreases are offset in part by a change in deferred income taxes and unamortized investment tax credits ($374 million) that primarily reflects accelerated tax depreciation, repair deductions and the amortization of excess deferred federal income taxes due to the TCJA. See Note J to the Third Quarter Financial Statements.

Long-term debt at September 30, 2020 was $943 million higher than at December 31, 2019. The change in long-term debt primarily reflects the March 2020 issuance of $1,600 million of debentures, offset in part by the reclassification of $640 million of long-term debt to long-term debt due within one year. See "Liquidity and Capital Resources – Cash Flows From Financing Activities" above and Note C to the Third Quarter Financial Statements.

Equity at September 30, 2020 was $428 million higher than at December 31, 2019. The change in equity primarily reflects net income for the nine months ended September 30, 2020 ($963 million) and capital contributions from parent ($200 million) in 2020, offset in part by common stock dividends to parent ($737 million) in 2020.

O&R
Net plant at September 30, 2020 was $74 million higher than at December 31, 2019. The change in net plant primarily reflects an increase in electric ($83 million) and gas ($28 million) plant balances and an increase in construction work in progress ($8 million), offset in part by an increase in accumulated depreciation ($46 million).

Current liabilities at September 30, 2020 were $17 million lower than at December 31, 2019. The change in current liabilities primarily reflects a decrease in accrued taxes to affiliated companies ($12 million), a decrease in the current regulatory liability for refundable energy ($7 million) and revenue decoupling mechanism reconciliation ($7 million), offset in part by higher accounts payable ($12 million).

Long-term debt at September 30, 2020 was $75 million higher than at December 31, 2019. The change in long-term debt reflects the September 2020 issuance of $75 million of debentures. See "Liquidity and Capital Resources – Cash Flows From Financing Activities" above.

Equity at September 30, 2020 was $37 million higher than at December 31, 2019. The change in equity primarily reflects net income for the nine months ended September 30, 2020 ($57 million), capital contributions from parent ($10 million) in 2020 and an increase in other comprehensive income ($7 million), offset by common stock dividends to parent ($36 million) in 2020.

Clean Energy Businesses
Current assets at September 30, 2020 were $51 million lower than at December 31, 2019. The change in current assets primarily reflects a decrease in accrued receivables and cash.

Net plant at September 30, 2020 was $300 million higher than at December 31, 2019. The change in net plant primarily reflects additional capital expenditures, offset in part by an increase in accumulated depreciation.

Other noncurrent assets at September 30, 2020 were $11 million lower than at December 31, 2019. The change in other noncurrent assets primarily reflects the amortization of the purchase power agreement intangible assets.

Current liabilities at September 30, 2020 were $333 million lower than at December 31, 2019. The change in current liabilities primarily reflects the reclassification of the company’s PG&E-related non-recourse project debt with a maturity longer than one year from long-term debt due within one year to long-term debt ($898 million) (see Note C to the Third Quarter Financial Statements), offset in part by the reclassification of an intercompany loan agreement from the parent company from long-term debt to current liabilities ($400 million) and additional working capital requirements.

Noncurrent liabilities at September 30, 2020 were $16 million higher than at December 31, 2019. The change in noncurrent liabilities primarily reflects the change in the fair value of derivative liabilities, offset in part by the change in deferred taxes and the reduction of lease liability associated with the adoption of ASU No. 2016-02 “Leases (Topic 842)."

Long-term debt at September 30, 2020 was $438 million higher than at December 31, 2019. The change in long-term debt primarily reflects the reclassification of the company’s PG&E-related non-recourse project debt with a maturity longer than one year from long-term debt due within one year to long-term debt ($898 million) (see Note C to the Third Quarter Financial Statements), offset in part by the reclassification of an intercompany loan agreement from the parent company from long-term debt to current liabilities ($400 million).

Equity at September 30, 2020 was $117 million higher than at December 31, 2019. The change in equity primarily reflects capital contributions from parent ($100 million) in 2020, an increase in noncontrolling interest ($26 million) in 2020 and net income for the nine months ended September 30, 2020 ($8 million), offset in part by common stock dividends to parent ($16 million) in 2020.

Con Edison Transmission
Current assets at September 30, 2020 were $20 million higher than at December 31, 2019. The change in current assets primarily reflects a receivable of $19 million from Crestwood Pipeline and Storage Northeast LLC (Crestwood), the joint venture partner in Stagecoach Gas Services, LLC. The agreement between Crestwood and Con Edison Gas Pipeline and Storage, LLC (CET Gas) provides for payments from Crestwood to CET Gas for shortfalls in meeting certain earnings growth performance targets. The payment is expected to total $57 million ($19 million of which is due in the first quarter 2021 and was recorded as a receivable by CET Gas in March 2020, with an additional $19 million plus interest due in each of January 2022 and January 2023). See "Con Edison Transmission" below.

Investments at September 30, 2020 were $14 million higher than at December 31, 2019. The change in investments primarily reflects increased allowance for funds used during construction (AFUDC) income from Mountain Valley Pipeline, LLC ($44 million) and investment income from NY Transco ($6 million), offset in part by the decrease in CET Gas' investment in Stagecoach Gas Services, LLC due to the receivable from Crestwood described above ($19 million) and investment income less partnership distribution from Stagecoach Services ($16 million).

Current liabilities at September 30, 2020 were $20 million lower than at December 31, 2019. The change in current liabilities primarily reflects a reduction in short-term borrowings under an intercompany capital funding facility.

Noncurrent liabilities at September 30, 2020 were $20 million higher than at December 31, 2019. The change in noncurrent liabilities reflects primarily an increase in deferred income taxes and unamortized investment tax credits that reflects primarily timing differences associated with investments in partnerships.

Equity at September 30, 2020 was $34 million higher than at December 31, 2019. The change in equity primarily reflects net income for the nine months ended September 30, 2020 ($42 million), offset by common stock dividends to parent ($8 million) in 2020.

Off-Balance Sheet Arrangements
At September 30, 2020, none of the Companies’ transactions, agreements or other contractual arrangements met the SEC definition of off-balance sheet arrangements.

Regulatory Matters
For information about the Utilities’ regulatory matters, see Note B to the Third Quarter Financial Statements.

Environmental Matters
For information about the Companies’ environmental matters, see Note G to the Third Quarter Financial Statements.

Clean Energy Businesses
The following table provides information about the Clean Energy Businesses' renewable electric production projects that are in operation and/or in construction at September 30, 2020:

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual/Expected In-Service Date (b)	State	PPA Counterparty (c)
Utility Scale
Solar
PJM assets	73	(d)	2011/2013	New Jersey/Pennsylvania	Various
New England assets	24	Various	2011/2017	Massachusetts/Rhode Island	Various
California Solar (e)	110	25	2012/2013	California	PG&E
Mesquite Solar 1 (e)	165	20	2013	Arizona	PG&E
Copper Mountain Solar 2 (e)	150	25	2013/2015	Nevada	PG&E
Copper Mountain Solar 3 (e)	255	20	2014/2015	Nevada	SCPPA
California Solar 2 (e)	80	20	2014/2016	California	SCE/PG&E
Texas Solar 4 (e)	40	25	2014	Texas	City of San Antonio
Texas Solar 5 (e)	100	25	2015	Texas	City of San Antonio
Texas Solar 7 (e)	112	25	2016	Texas	City of San Antonio
California Solar 3 (e)	110	20	2016/2017	California	SCE/PG&E
Upton Solar (e)	158	25	2017	Texas	City of Austin
California Solar 4 (e)	240	20	2017/2018	California	SCE
Copper Mountain Solar 1 (e)	58	12	2018	Nevada	PG&E
Copper Mountain Solar 4 (e) (f)	94	20	2018	Nevada	SCE
Mesquite Solar 2 (e) (f)	100	18	2018	Arizona	SCE
Mesquite Solar 3 (e) (f)	150	23	2018	Arizona	WAPA (U.S. Navy)
Great Valley Solar (e) (f)	200	17	2018	California	MCE/SMUD/PG&E/SCE
Crane Solar	150	12	2020	Texas	Vistra
Other	26	Various	Various	Various	Various
Total Solar	2,395
Wind
Broken Bow II (e)	75	25	2014	Nebraska	NPPD
Wind Holdings (e)	180	Various	Various	South Dakota/ Montana	NWE/Basin Electric
Adams Rose Wind (e)	23	7	2016	Minnesota	Dairyland
Coram Wind (e)	102	16	2016	California	PG&E
Other	30	Various	Various	Various	Various
Total Wind	410
Total MW (AC) in Operation	2,805
Total MW (AC) in Construction	436
Total MW (AC) Utility Scale	3,241
Behind the Meter
Total MW (AC) in Operation	58
Total MW (AC) in Construction	11
Total MW Behind the Meter	69
(a)Represents PPA contractual term or remaining term from the date of acquisition.
(b)Represents Actual/Expected In-Service Date or date of acquisition.
(c)PPA Counterparties include: Pacific Gas and Electric Company (PG&E), Southern California Public Power Authority (SCPPA), Southern California Edison Company (SCE), Western Area Power Administration (WAPA), Marin Clean Energy (MCE), Sacramento Municipal Utility District (SMUD), Nebraska Public Power District (NPPD) and NorthWestern Energy (NWE). For information about PG&E’s emergence from bankruptcy, see “Long-Lived and Intangible Assets” in Note A to the Third Quarter Financial Statements.
(d)Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2024.
(e)Project has been pledged as security for project debt financing.
(f)Projects are financed with tax equity. See Note O to the Third Quarter Financial Statements.

Renewable Electric Generation
Renewable electric production volumes from utility scale assets for the three and nine months ended September 30, 2020 compared with the 2019 period were:

	Millions of kWh
	For the Three Months Ended				For the Nine Months Ended
Description	September 30, 2020	September 30, 2019	Variation	Percent Variation	September 30, 2020	September 30, 2019	Variation	Percent Variation
Renewable electric production projects
Solar	1,667	1,710	(43)	(2.5)%	4,606	4,443	163	3.7%
Wind	303	317	(14)	(4.4)%	1,042	978	64	6.5%
Total	1,970	2,027	(57)	(2.8)%	5,648	5,421	227	4.2%

Con Edison Transmission
CET Gas
In November 2020, the operator of the Mountain Valley Pipeline, which is being constructed by a joint venture in which CET Gas owns an 11.8 percent interest (that is expected to be reduced to below 10 percent based on the current project cost estimate and CET Gas’ capping of its cash contributions to the joint venture), indicated that, subject to receipt of certain authorizations and resolution of certain challenges, it is targeting an in-service date for the project during the second half of 2021 at an overall project cost of $5,800 million to $6,000 million, excluding allowance for funds used during construction. Due to the uncertainty regarding the timing of permitting and the outcome of any legal challenges, in August 2020, the Mountain Valley Pipeline joint venture filed a request with the FERC for and, in October 2020, the FERC granted, an extension of time to complete the project for an additional two years through October 13, 2022. At September 30, 2020, CET Gas’s cash contributions to the joint venture amounted to $530 million.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses use interest rate swaps to exchange variable-rate project financed debt for a fixed interest rate. See Note M to the Third Quarter Financial Statements. Con Edison and CECONY estimate that at September 30, 2020, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million and an immaterial amount, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable-rate tax-exempt debt, are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note M to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2020, a 10 percent decline in market prices would result in a decline in fair value of $101 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $95 million is for CECONY and $6 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	September 30, 2020	December 31, 2019
(Millions of Dollars)
Average for the period	$—	$—
High	—	1
Low	—	—

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. Con Edison's investment risk also relates to the investments of Con Edison Transmission that are accounted for under the equity method. See "Investments" in Note A to the Third Quarter Financial Statements.

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At September 30, 2020, the pension plan investments consisted of 51 percent equity securities, 38 percent debt securities and 11 percent real estate.

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
The COVID-19 pandemic has impacted, and continues to impact, countries, communities, supply chains and markets. During 2020, our service territories included some of the most severely impacted counties in the United States. As a result of the COVID-19 pandemic, we may face an extended economic slowdown in our service territories that could have a material impact on our liquidity, financial condition, and results of operations.

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

Item 6: Exhibits
Con Edison

Exhibit 10.1	Amendment Two to the Consolidated Edison, Inc. Stock Purchase Plan
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: November 5, 2020	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer