Form 10-K
period 2020-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2021-02-18
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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
Commission File Number 1-1217
Consolidated Edison Company of New York, Inc.
Exact name of registrant as specified in its charter
and principal office address and telephone number

New York	13-5009340
State of Incorporation	I.R.S. Employer ID. Number

4 Irving Place,
New York,	New York	10003

(212)	460-4600
 ___________________________________________________

CON EDISON ANNUAL REPORT 2020	1

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Consolidated Edison, Inc.,	ED	New York Stock Exchange
Common Shares ($.10 par value)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Consolidated Edison, Inc. (Con Edison)	Yes	☒	No	☐
Consolidated Edison Company of New York, Inc. (CECONY)	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒
The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2020, was approximately $24.0 billion.
As of January 31, 2021, Con Edison had outstanding 342,419,162 Common Shares ($.10 par value).

2	CON EDISON ANNUAL REPORT 2020

All of the outstanding common equity of CECONY is held by Con Edison.

Documents Incorporated By Reference
Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 17, 2021, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2020, is incorporated in Part III of this report.
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

CON EDISON ANNUAL REPORT 2020	3

Glossary of Terms
The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries, including Consolidated Edison Development, Inc., Consolidated Edison Energy, Inc. and Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

4	CON EDISON ANNUAL REPORT 2020

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
Mlb	Thousands of pounds
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced Metering Infrastructure
CLCPA	Climate Leadership and Community Protection Act
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
DER	Distributed energy resources
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

CON EDISON ANNUAL REPORT 2020	5

6	CON EDISON ANNUAL REPORT 2020

Introduction
This introduction contains certain information about Con Edison and its subsidiaries, including CECONY. This introduction is not a summary and should be read together with, and is qualified in its entirety by reference to, the more detailed information appearing elsewhere or incorporated by reference in this report.
Con Edison’s mission is to provide energy services to our customers safely, reliably, efficiently and in keeping with our vision for a clean energy future; to provide a workplace that embraces diversity and inclusion and allows employees to realize their full potential; to provide a fair return to our investors; and to improve the quality of life in the communities we serve. The company has ongoing programs designed to support each component of its mission, including initiatives focused on safety, operational excellence and the customer experience.
Con Edison is a holding company that owns:

•Consolidated Edison Company of New York, Inc. (CECONY), which provides electric service and gas service in New York City and Westchester County and steam service in parts of Manhattan;
•Orange & Rockland Utilities, Inc., which along with its utility subsidiary, Rockland Electric Company (together referred to herein as O&R), provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York (O&R, together with CECONY referred to as the Utilities);
•Con Edison Clean Energy Businesses, Inc., which through its subsidiaries, develops, owns and operates renewable and sustainable energy infrastructure projects and provides energy-related products and services to wholesale and retail customers (Con Edison Clean Energy Businesses, Inc., together with its subsidiaries referred to as the Clean Energy Businesses); and
•Con Edison Transmission, Inc., which through its subsidiaries, invests in electric transmission facilities and holds investments in gas pipeline and storage facilities (Con Edison Transmission, Inc., together with its subsidiaries referred to as Con Edison Transmission).
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

Selected Financial Data
Con Edison

	For the Year Ended December 31,
(Millions of Dollars, except per share amounts)	2016	2017		2018		2019		2020
Operating revenues	$12,075	$12,033		12,337		12,574		12,246
Energy costs	3,088	2,625		2,948		2,633		2,283
Operating income (f)	2,780	2,774		2,664		2,676		2,654
Net income for common stock	1,245	1,525	(e)	1,382	(e)	1,343		1,101
Total assets	48,255	48,111	(a)	53,920	(b)	58,079	(c)	62,895	(d)
Long-term debt	14,735	14,731		17,495		18,527		20,382
Total equity	14,306	15,425		16,839		18,213		19,065
Net Income per common share – basic	$4.15	$4.97		$4.43		$4.09		$3.29
Net Income per common share – diluted	$4.12	$4.94		$4.42		$4.08		$3.28
Dividends declared per common share	$2.68	$2.76		$2.86		$2.96		$3.06
Book value per share	$46.91	$49.72		$52.46		$54.75		$55.70
Average common shares outstanding (millions)	300	307		312		329		335
(a)Reflects a $2,384 million increase in net plant, offset by decreases in regulatory assets resulting from the enactment of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 (TCJA) of $2,418 million (including the netting of $1,168 million against the regulatory liability for future income tax) and unrecognized pension and other postretirement costs of $348 million. See Notes B, E, F and L to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2020	7

(b)Reflects a $4,149 million increase in net plant, offset by a $288 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E, and F to the financial statements in Item 8.
(c)Reflects a $2,140 million increase in net plant and a $303 increase in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E, and F to the financial statements in Item 8.
(d)Reflects a $2,666 million increase in net plant and a $700 million increase in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E, and F to the financial statements in Item 8.
(e)In 2017, upon enactment of the TCJA, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, Con Edison decreased its net deferred tax liabilities by $5,312 million, recognized $259 million (or $0.85 per share) in net income, decreased its regulatory asset for future income tax by $1,250 million, decreased its regulatory asset for revenue taxes by $90 million, and accrued a regulatory liability for federal income tax rate change of $3,713 million. In 2018, Con Edison recognized $42 million of income tax expense resulting from a re-measurement of its deferred tax assets and liabilities following the issuance of proposed TCJA regulations. See “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.
(f)Excludes the non-service components of pension and other postretirement benefits. See Notes E and F to the financial statements in Item 8.

CECONY

	For the Year Ended December 31,
(Millions of Dollars)	2016	2017		2018		2019		2020
Operating revenues	$10,165	$10,468		$10,680		$10,821		$10,647
Energy costs	2,059	2,141		2,339		2,170		2,014
Operating income (e)	2,451	2,549		2,354		2,348		2,310
Net income	1,056	1,104		1,196		1,250		1,185
Total assets	40,856	40,451	(a)	43,108	(b)	46,557	(c)	50,967	(d)
Long-term debt	12,073	12,065		13,676		14,614		16,149
Shareholder’s equity	11,829	12,439		12,910		14,147		14,849
(a)Reflects a $2,090 million increase in net plant, offset by decreases in regulatory assets resulting from the enactment of the TCJA of $2,305 million (including the netting of $1,123 million against the regulatory liability for future income tax) and unrecognized pension and other postretirement costs of $354 million. See Notes B, E and F to the financial statements in Item 8.
(b)Reflects a $2,165 million increase in net plant and a $265 million decrease in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E and F to the financial statements in Item 8.
(c)Reflects a $2,040 million increase in net plant and a $292 million increase in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E and F to the financial statements in Item 8.
(d)Reflects a $2,140 million increase in net plant and a $662 million increase in regulatory assets for unrecognized pension and other postretirement costs. See Notes B, E and F to the financial statements in Item 8.
(e)Excludes the non-service components of pension and other postretirement benefits. See Notes E and F to the financial statements in Item 8.

Significant Developments and Outlook
•Con Edison reported 2020 net income of $1,101 million or $3.29 a share compared with $1,343 million or $4.09 a share in 2019. Adjusted earnings were $1,399 million or $4.18 a share in 2020 compared with $1,438 million or $4.38 a share in 2019. See “Results of Operations” in Item 7 and “Non-GAAP Financial Measures” below.
•In 2020, the Utilities invested $3,466 million to upgrade and reinforce their energy delivery systems, the Clean Energy Businesses invested $616 million in renewable electric production projects and Con Edison Transmission invested $3 million primarily in the electric transmission business. For 2021, 2022 and 2023 the Utilities expect to invest $3,721 million, $3,478 million and $3,724 million, respectively, for their energy delivery systems, the Clean Energy Businesses expect to invest $250 million, $400 million and $400 million, respectively, in renewable electric production projects and Con Edison Transmission expects to invest $47 million, $65 million and $47 million, respectively, primarily in the electric transmission business. See "Capital Requirements and Resources - Capital Requirements" in Item 1.
•Con Edison plans to meet its capital requirements for 2021 through 2023, through internally-generated funds and the issuance of long-term debt and common equity. See “Capital Requirements and Resources - Capital Requirements” in Item 1. The company's plans include the issuance of between $1,900 million and $2,600 million of long-term debt, including for maturing securities, primarily at the Utilities, in 2021 and approximately $1,400 million in aggregate of long-term debt at the Utilities during 2022 and 2023. The planned debt issuance is in addition to the issuance of long-term debt secured by the Clean Energy Businesses’ renewable electric production projects. The company's plans also include the issuance of up to $800 million of common equity in 2021 and approximately $700 million in aggregate of common equity during 2022 and 2023, in addition to equity under its dividend reinvestment, employee stock purchase and long-term incentive plans.

8	CON EDISON ANNUAL REPORT 2020

•CECONY forecasts average annual growth in peak demand in its service area at design conditions over the next five years for electricity and gas to be approximately 0.8 percent and 1.4 percent, respectively, and an average annual decrease in steam peak demand in its service area at design conditions over the next five years to be approximately 0.4 percent. O&R forecasts an average annual decrease in electric peak demand in its service area at design conditions over the next five years to be approximately 0.5 percent and average annual growth in gas peak demand in its service area over the next five years at design conditions to be approximately 0.2 percent. See “The Utilities” in Item 1.
•CECONY established a gas moratorium in March 2019 on new gas service in most of Westchester County. CECONY filed a gas planning analysis with the NYSPSC in July 2020 stating the moratorium could be lifted when increased pipeline capacity is achieved or peak demand is reduced to a level that would enable the company to lift the moratorium and that it is monitoring gas supply constraint in the New York City portion of its service territory. See "The Utilities" in Item 1.

•In 2020, due to the COVID-19 pandemic, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers and the State of New York enacted a law prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers during the COVID-19 state of emergency. For the year ended 2020, the reserve increases to the allowance for uncollectible accounts associated with the COVID-19 pandemic for CECONY electric and gas operations and O&R electric operations were $73 million and $2 million, respectively, and were deferred pursuant to the legislative, regulatory and related actions provisions of the rate plans as a result of the New York State on "PAUSE" and related executive orders. See "COVID-19 Regulatory Matters" in Note B to the financial statements in Item 8.

•In November 2020, the New York State Public Service Commission (NYSPSC) issued two separate show cause orders in its proceedings investigating: (1) the New York utilities’ preparation for and response to Tropical Storm Isaias and the resulting power outages in August 2020 and (2) the July 2019 power outages on the west side of Manhattan and in the Flatbush area of Brooklyn. See "Other Regulatory Matters" in Note B to the financial statements in Item 8.

•The NYSPSC also continued its proceedings related to income tax accounting and a July 2018 CECONY steam rupture and concluded its investigations into the Utilities' preparation and response to the March 2018 Winter Storms Riley and Quinn and its proceeding against CECONY for alleged violations of gas operator qualification, performance, and inspection requirements. See "Other Regulatory Matters" in Note B to the financial statements in Item 8.

•In 2020, the NYSPSC continued its Reforming the Energy Vision (REV) and related proceedings. See "Environmental Matters - Clean Energy Future - Reforming the Energy Vision" in Item 1. In July 2020, the NYSPSC established a light-duty electric vehicle make-ready program that includes budgets of $290 million and $24 million for CECONY and O&R, respectively, through 2025 for electric vehicle infrastructure for fast charger stations, fleet assessment services for customers interested in fleet electrification and future-proofing so that components can accommodate updates to the quantity or charging capacity of the station. See "Environmental Matters - Clean Energy Future" in Item 1.

•The Clean Energy Businesses increased their renewable energy portfolio by 186 MW AC, resulting in a year-end installed capacity of 2,868 MW AC, bringing the annual renewable energy production for 2020 to over 7 terawatt hours. See "Clean Energy Businesses" in Item 1.

•In January 2019, Pacific Gas and Electric Company (PG&E) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of certain of the Clean Energy Businesses' renewable electric production projects is sold to PG&E under long-term power purchase agreements. As a result of the PG&E bankruptcy, distributions from the related projects to the Clean Energy Businesses were restricted and PG&E-related project debt was reclassified on Con Edison's consolidated balance sheet from long-term debt to long-term debt due within one year. In July 2020, PG&E’s plan of reorganization became effective and the Clean Energy Businesses began receiving previously restricted distributions and all related project debt with a maturity longer than one year was reclassified to long-term debt. See "Clean Energy Businesses - Renewable Electric Production" in Item 1 and "Long-Lived and Intangible Assets" in Note A.

•Con Edison Gas Pipeline and Storage, LLC (CET Gas) recorded a pre-tax impairment loss of $320 million ($223 million after-tax) for the year ended December 31, 2020 that reduced the carrying value of its investment

CON EDISON ANNUAL REPORT 2020	9

in Mountain Valley Pipeline LLC (MVP), a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia from $662 million to $342 million. See “Investments” in Note A to the financial statements in Item 8.

•CET Gas is considering strategic alternatives with respect to its 50 percent interest in Stagecoach Gas Services, LLC, a joint venture that owns and operates an existing gas pipeline and storage business located in northeastern Pennsylvania and the southern tier of New York. See “Con Edison Transmission,” in Item 1.

10	CON EDISON ANNUAL REPORT 2020

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
The "About Us - Corporate Governance" section of Con Edison’s website includes the company’s Standards of Business Conduct (its code of ethics) and amendments or waivers of the standards for executive officers or directors, corporate governance guidelines and the charters of the following committees of the company’s Board of Directors: Audit Committee, Corporate Governance and Nominating Committee, Management Development and Compensation Committee, and Safety, Environment, Operations, and Sustainability Committee. This information is available in print to any shareholder who requests it. Requests should be directed to: Corporate Secretary, Consolidated Edison, Inc., 4 Irving Place, New York, NY 10003.
The "About Us - Sustainability Report” section of Con Edison’s website includes “Our Sustainable Future,” the company’s 2019 sustainability report.
Information on the Companies’ websites is not incorporated herein.
Forward-Looking Statements
This report contains forward-looking statements that are intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectations and not facts. Words such as "forecasts," "expects," "estimates," "anticipates," "intends," "believes," "plans," "will," "target," and similar expressions identify forward-looking statements. The forward-looking statements reflect information available and assumptions at the time the statements are made, and speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to, those discussed under “Risk Factors,” in Item 1A.

Non-GAAP Financial Measures
Adjusted earnings and adjusted earnings per share are financial measures that are not determined in accordance with generally accepted accounting principles in the United States of America (GAAP). These non-GAAP financial measures should not be considered as an alternative to net income for common stock or net income per share, respectively, each of which is an indicator of financial performance determined in accordance with GAAP. Adjusted earnings and adjusted earnings per share exclude from net income and net income per share, respectively, certain other items that the company does not consider indicative of its ongoing financial performance. Management uses these non-GAAP financial measures to facilitate the analysis of the company's financial performance as compared to its internal budgets and previous financial results. Management also uses these non-GAAP financial measures to communicate to investors and others the company’s expectations regarding its future earnings and dividends on its common stock. Management believes that these non-GAAP financial measures also are useful and meaningful to investors to facilitate their analysis of the company's financial performance. The following table is a reconciliation of Con Edison’s reported net income for common stock to adjusted earnings and reported earnings per share to adjusted earnings per share.

CON EDISON ANNUAL REPORT 2020	11

(Millions of Dollars, except per share amounts)	2016	2017	2018	2019	2020
Reported net income for common stock – GAAP basis	$1,245	$1,525	$1,382	$1,343	$1,101

Income tax effect of the Tax Cuts and Jobs Act (a)	—	(259)	42	—	—
Gain on sale of solar electric production projects (pre-tax)	—	(2)	—	—	—
Income taxes (b)	—	1	—	—	—
Gain on sale of solar electric production projects (net of tax)	—	(1)		—	—
Gain on sale of the Clean Energy Businesses' retail electric supply business (pre-tax)	(104)	—	—	—	—
Income taxes (b)	48	—	—	—	—
Gain on sale of the Clean Energy Businesses' retail electric supply business (net of tax)	(56)	—	—	—	—
Goodwill impairment related to the Clean Energy Businesses' energy service business (pre-tax)	15	—	—	—	—
Income taxes (b)	(3)	—	—	—	—
Goodwill impairment related to the Clean Energy Businesses' energy service business (net of tax)	12	—	—	—	—
Gain on acquisition of Sempra Solar Holdings, LLC, net of transaction costs (pre-tax) (c)	—	—	(114)	—	—
Income taxes (b)	—	—	33	—	—
Gain on acquisition of Sempra Solar Holdings, LLC, net of transaction costs (net of tax) (c)	—	—	(81)	—	—
Impairment loss related to investment in Mountain Valley Pipeline, LLC (pre-tax) (d)	—	—	—	—	320
Income taxes (b)	—	—	—	—	(97)
Impairment loss related to investment in Mountain Valley Pipeline, LLC (net of tax) (d)	—	—	—		223
HLBV effects of the Clean Energy Businesses (pre-tax) (e)	—	—	—	98	44
Income taxes (b)	—	—	—	(24)	(12)
HLBV effects of the Clean Energy Businesses (net of tax) (e)	—	—	—	74	32
Net mark-to-market effects of the Clean Energy Businesses (pre-tax)	(5)	(1)	8	27	57
Income taxes (b)	2	—	(2)	(6)	(14)
Net mark-to-market effects of the Clean Energy Businesses (net of tax)	(3)	(1)	6	21	43

Adjusted earnings (Non-GAAP)	$1,198	$1,264	$1,349	$1,438	$1,399

Reported earnings per share – GAAP basis (basic)	$4.15	$4.97	$4.43	$4.09	$3.29

Income tax effect of the Tax Cuts and Jobs Act (a)	—	(0.85)	0.14	—	—
Gain on sale of solar electric production projects (pre-tax)	—	—	—	—	—
Income taxes (b)	—	—	—	—	—
Gain on sale of solar electric production projects (net of tax)	—	—	—	—	—
Gain on sale of the Clean Energy Businesses' retail electric supply business (pre-tax)	(0.35)	—	—	—	—
Income taxes (b)	0.16	—	—	—	—
Gain on sale of the Clean Energy Businesses' retail electric supply business (net of tax)	(0.19)	—	—	—	—
Goodwill impairment related to the Clean Energy Businesses' energy service business (pre-tax)	0.07	—	—	—	—
Income taxes (b)	(0.03)	—	—	—	—
Goodwill impairment related to the Clean Energy Businesses' energy service business (net of tax)	0.04	—	—	—	—
Gain on acquisition of Sempra Solar Holdings, LLC, net of transaction costs (pre-tax) (c)	—	—	(0.36)	—	—
Income taxes (b)	—	—	0.10	—	—
Gain on acquisition of Sempra Solar Holdings, LLC, net of transaction costs (net of tax) (c)	—	—	(0.26)	—	—
Impairment loss related to investment in Mountain Valley Pipeline, LLC (pre-tax) (d)	—	—	—	—	0.95
Income taxes (b)	—	—	—	—	(0.29)
Impairment loss related to investment in Mountain Valley Pipeline, LLC (net of tax) (d)	—	—		—	0.66
HLBV effects of the Clean Energy Businesses (pre-tax) (e)	—	—	—	0.31	0.14
Income taxes (b)	—	—	—	(0.09)	(0.04)
HLBV effects of the Clean Energy Businesses (net of tax) (e)	—	—	—	0.22	0.10
Net mark-to-market effects of the Clean Energy Businesses (pre-tax)	(0.02)	—	0.03	0.10	0.18
Income taxes (b)	0.01	—	(0.01)	(0.03)	(0.05)
Net mark-to-market effects of the Clean Energy Businesses	(0.01)	—	0.02	0.07	0.13

Adjusted earnings per share (Non-GAAP)	$3.99	$4.12	$4.33	$4.38	$4.18

12	CON EDISON ANNUAL REPORT 2020

(a)In 2017, upon enactment of the TCJA, Con Edison re-measured its deferred tax assets and liabilities based upon the 21 percent corporate income tax rate under the TCJA. As a result, Con Edison decreased its net deferred tax liabilities by $5,312 million, recognized $259 million (or $0.85 per share) in net income, decreased its regulatory asset for future income tax by $1,250 million, decreased its regulatory asset for revenue taxes by $90 million, and accrued a regulatory liability for federal income tax rate change of $3,713 million. In 2018, Con Edison recognized $42 million of income tax expense resulting from a re-measurement of its deferred tax assets and liabilities following the issuance of the proposed TCJA regulations. See “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.
(b)The amount of income taxes was calculated using a combined federal and state income tax rate between 25-27% for the year ended December 31, 2020, a combined federal and state income tax rate between 22-24% for the year ended December 31, 2019, a combined federal and state income tax rate of 28% for the year ended December 31, 2018 and a combined federal and state income tax rate of 40% for the years ended December 31, 2016-2017.
(c)Gain recognized with respect to jointly-owned renewable energy production projects upon completion of the acquisition of Sempra Solar Holdings, LLC, net of transaction costs for the acquisition. See Note V to the financial statements in Item 8.
(d)Loss recognized with respect to the partial impairment of CET Gas' investment in MVP. See "Investments" in Note A to the financial statements in Item 8.
(e)Income attributable to the non-controlling interest of a tax-equity investor in renewable electric production projects accounted for under the hypothetical liquidation at book value (HLBV) method of accounting. See Note R to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2020	13

Item 1:    Business

14	CON EDISON ANNUAL REPORT 2020

Incorporation By Reference
Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

CON EDISON ANNUAL REPORT 2020	15

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
Con Edison’s principal business operations are those of CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. Con Edison Transmission invests in electric transmission facilities and holds investments in gas pipeline and storage facilities. Con Edison recorded a pre-tax impairment loss of $320 million for the year ended December 31, 2020 that reduced the carrying value of its investment in Mountain Valley Pipeline LLC and is considering strategic alternatives with respect to its 50 percent interest in Stagecoach Gas Services, LLC. See "Investments" in Note A to the financial statements in Item 8.

Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted electric and gas assets. The company invests to provide reliable, resilient, safe and clean energy critical for its New York customers. The company is an industry leading owner and operator of contracted, large-scale solar generation in the United States. Con Edison is a responsible neighbor, helping the communities it serves become more sustainable.

CECONY
Electric
CECONY provides electric service to approximately 3.5 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 16,554 MMlb of steam annually to approximately 1,576 customers in parts of Manhattan.

16	CON EDISON ANNUAL REPORT 2020

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

Clean Energy Businesses
Con Edison Clean Energy Businesses, Inc., together with its subsidiaries, are referred to in this report as the Clean Energy Businesses. The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers.

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric transmission facilities and holds investments in gas pipeline and storage facilities through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and has been selected to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC, a joint venture that owns and operates an existing gas pipeline and storage business located in northeastern Pennsylvania and the southern tier of New York. Con Edison is considering strategic alternatives with respect to its 50 percent interest in Stagecoach Gas Services, LLC. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation, which operates a gas storage facility in upstate New York. In addition, CET Gas owns an 11.3 percent interest (that is expected to be reduced to 8.8 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture) in Mountain Valley Pipeline LLC, a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia. CET Gas recorded a pre-tax impairment loss of $320 million ($223 million after-tax) for the year ended December 31, 2020 that reduced the carrying value of its investment in Mountain Valley Pipeline LLC from $662 million to $342 million. See "Investments" in Note A to the financial statements in Item 8 and “Con Edison Transmission,” below. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Utility Regulation
State Utility Regulation

Regulators
The Utilities are subject to regulation by the NYSPSC, that under the New York Public Service Law, is authorized to set the terms of service and the rates the Utilities charge for providing service in New York. See “Rate Plans,” below and in Note B to the financial statements in Item 8. The NYSPSC also approves the issuance of the Utilities’ securities and transactions between the Utilities and Con Edison and its other subsidiaries. See “Capital Resources,” below and Note T to the financial statements in Item 8. The NYSPSC exercises jurisdiction over the siting of electric transmission lines in New York State (see “Con Edison Transmission,” below) and approves mergers or other business combinations involving New York utilities.
In addition, under the New York Public Service Law, the NYSPSC has the authority to (i) impose penalties on New York utilities, which could be material, for violating state utility laws and regulations and its orders; (ii) review, at least every five years, an electric utility’s capability to provide safe, adequate and reliable service, order the utility to comply with additional and more stringent terms of service than existed prior to the review, assess the continued operation of the utility as the provider of electric service in its service territory and propose, and act upon, such measures as are necessary to ensure safe and adequate service; and (iii) based on findings of repeated violations of the New York Public Service Law or rules or regulations adopted thereto that demonstrate a failure of a combination gas and electric utility to continue to provide safe and adequate service, revoke or modify an operating certificate issued to the utility by the NYSPSC (following consideration of certain factors, including public interest and standards deemed necessary by the NYSPSC to ensure continuity of service, and due process). See "Risk Factors" in Item 1A and “Other Regulatory Matters” and "COVID-19 Regulatory Matters" in Note B to the financial statements in Item 8.
`

CON EDISON ANNUAL REPORT 2020	17

In January 2021, Governor Cuomo proposed legislation that, if enacted, would impact New York utilities, including CECONY and O&R, and that would establish an automatic moratorium on utility disconnections for residential and small business customers during certain states of emergency. See "Risk Factors" in Item 1A and “Other Regulatory Matters” in Note B to the financial statements in Item 8. O&R’s New Jersey subsidiary, RECO, is subject to regulation by the New Jersey Board of Public Utilities (NJBPU). The NYSPSC, together with the NJBPU, are referred to herein as state utility regulators.

New York Utility Industry
Restructuring in the 1990s
In the 1990s, the NYSPSC restructured the electric utility industry in the state. In accordance with NYSPSC orders, the Utilities sold all of their electric generating facilities other than those that also produce steam for CECONY’s steam business (see "Electric Operations – Electric Facilities," below) and provided all of their customers the choice to buy electricity or gas from the Utilities or other suppliers (see "Electric Operations – Electric Sales and Deliveries" and "Gas Operations – Gas Sales and Deliveries," below). In 2020, 60 percent of the electricity and 35 percent of the gas CECONY delivered to its customers, and 52 percent of the electricity and 34 percent of the gas O&R delivered to its customers, was purchased by the customers from other suppliers. In addition, the Utilities no longer control and operate their bulk power electric transmission facilities. See “New York Independent System Operator (NYISO),” below.
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

18	CON EDISON ANNUAL REPORT 2020

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

The NYSPSC has approved a scorecard for use as a guide to assess electric utility performance in restoring electric service during outages that result from a major storm. The scorecard could also be applied by the NYSPSC for other outages or actions. The scorecard includes performance metrics in categories for preparation, operations response, and communications.
Each New York electric utility is required to submit to the NYSPSC annually an emergency response plan for the reasonably prompt restoration of service in the case of widespread outages in the utility’s service territory due to storms or other events beyond the control of the utility. If, after evidentiary hearings or other investigatory proceedings, the NYSPSC finds that the utility failed to implement its plan reasonably, the NYSPSC may deny recovery of any part of the service restoration costs caused by such failure. In May 2020, the NYSPSC approved emergency response plans for CECONY and O&R. In December 2020, CECONY and O&R each submitted updated plans for 2021.

Generic Proceedings
The NYSPSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in New York State. Proceedings include the REV proceeding and related implementation proceedings, and proceedings relating to data access, retail access, gas planning, energy efficiency and renewable energy programs and climate change risk disclosure. The Utilities are typically active participants in such proceedings.

CON EDISON ANNUAL REPORT 2020	19

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

Competition
The subset of distributed energy resources (DER) that produce electricity are collectively referred to as distributed generation (DG). DG includes solar energy production facilities, fuel cells, and micro-turbines, and provides an alternative source of electricity for the Utilities’ electric delivery customers. Energy storage, though not a form of DG, is also a source of electricity for the Utilities’ electric delivery customers. Typically, customers with DG remain connected to the utility’s delivery system and pay a different rate. Gas delivery customers have electricity, oil and propane as alternatives, and steam customers have electricity, oil and natural gas as alternative sources for heating and cooling their buildings. Micro-grids and community-based micro-grids enable DG to serve multiple locations and multiple customers. Demand reduction and energy efficiency investments provide ways for energy consumers within the Utilities’ service areas to lower their energy usage. The Companies expect DERs and electric alternatives to gas and steam, to increase, and for gas and steam usage to decrease, as the Climate Leadership and Community Protection Act enacted by New York State and the Climate Mobilization Act enacted by New York City in 2019 continue to be implemented. See “Environmental Matters – Clean Energy Future,” below. CECONY’s smart solutions for gas customers include energy efficiency and heating electrification programs. See “CECONY- Gas Operations - Gas Peak Demand,” below. The following table shows the aggregate capacities of the DG projects connected to the Utilities’ distribution systems at the end of the last five years:

20	CON EDISON ANNUAL REPORT 2020

Technology	CECONY					O&R
Total MW, except project number	2016	2017	2018	2019	2020	2016	2017	2018	2019	2020
Internal-combustion engines	104	108	110	114	129	2	2	2	3	3
Photovoltaic solar	135	178	226	276	323	63	75	96	121	154
Battery energy storage	—	—	—	8	13	—	—	—	1	6
Gas turbines	40	48	48	48	53	20	20	20	20	20
Micro turbines	10	14	17	18	21	1	1	1	1	1
Fuel cells	9	12	13	20	30	—	—	—	—	—
Steam turbines	4	6	6	6	6	—	—	—	—	—
Landfill	—	—	—	—	—	2	2	2	2	2
Total distribution-level DG	302	366	420	490	575	88	100	121	148	186
Number of DG projects	12,928	18,090	23,942	30,539	36,194	5,409	6,537	7,566	8,687	9,643
The Clean Energy Businesses participate in competitive renewable and sustainable energy infrastructure projects and provide energy-related products and services that are subject to different risks than those found in the businesses of the Utilities. See "Clean Energy Businesses," below. Con Edison Transmission invests in electric transmission facilities and holds investments in gas pipeline and storage facilities, the current and prospective customers of which may have competitive alternatives. See "Con Edison Transmission," below.

The Utilities do not consider it reasonably likely that another company would be authorized to provide utility delivery service of electricity, natural gas or steam where the company already provides service. Any such other company would need to obtain NYSPSC consent, satisfy applicable local requirements, install facilities to provide the service, meet applicable services standards and charge customers comparable taxes and other fees and costs imposed on the service. A new delivery company would also be subject to extensive ongoing regulation by the NYSPSC. See “Utility Regulation – State Utility Regulation – Regulators,” above, "The Companies Are Extensively Regulated And Are Subject To Substantial Penalties" in Item 1A and “Other Regulatory Matters” in Note B to the financial statements in Item 8.

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

Electric Operations
Electric Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $20,366 million and $19,602 million at December 31, 2020 and 2019, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $3,496 million and $3,380 million at December 31, 2020 and 2019, respectively, and for its portion of the steam-electric generation facilities, the costs for utility plant, net of accumulated depreciation, were $572 million and $591 million, at December 31, 2020 and 2019, respectively. See "CECONY – Steam Operations – Steam Facilities," below.

Distribution Facilities
CECONY owns 62 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2020, the company’s distribution system had a transformer capacity of 33,027 MVA, with 37,119 miles of overhead distribution lines and 98,404 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States.

CON EDISON ANNUAL REPORT 2020	21

Transmission Facilities
CECONY’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2020, the company owned or jointly owned 569 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 755 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 40 transmission substations and 62 area stations are supplied by circuits operated at 69 kV and above. For information about transmission projects to address, among other things, reliability concerns associated with the scheduled closure of the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) see “CECONY – Electric Operations – Electric Supply” and “Con Edison Transmission,” below. CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas, Connecticut Light & Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Generating Facilities
CECONY’s electric generating facilities consist of plants located in Manhattan whose primary purpose is to produce steam for the company's steam business. The facilities have an aggregate capacity of 679 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2021 for use in these facilities.

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

	Year Ended December 31,
	2016	2017	2018	2019	2020
Electric Energy Delivered (millions of kWh)
CECONY full service customers	19,886	19,227	20,452	20,579	20,544
Delivery service for retail choice customers	26,813	26,136	26,266	24,754	22,000
Delivery service to NYPA customers and others	10,046	9,955	10,119	9,821	9,027
Total Deliveries in Franchise Area	56,745	55,318	56,837	55,154	51,571
Electric Energy Delivered ($ in millions)
CECONY full service customers	$4,404	$4,348	$4,706	$4,535	$4,804
Delivery service for retail choice customers	2,768	2,712	2,624	2,470	2,391
Delivery service to NYPA customers and others	610	623	652	644	638
Other operating revenues	324	289	(11)	413	270
Total Deliveries in Franchise Area	$8,106	$7,972	$7,971	$8,062	$8,103
Average Revenue per kWh Sold (Cents)
Residential	24.9	25.3	26.4	25.3	26.1
Commercial and industrial	19.1	19.7	19.3	18.6	20.2

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note O to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in CECONY’s service area occurs during the summer air conditioning season. The weather during the summer of 2020 was cooler than design weather conditions. CECONY’s 2020 service area actual hourly peak demand was 11,740 MW, which occurred on July 28, 2020. “Design weather conditions” for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, design weather conditions do not include these programs’ potential impact. However, the CECONY forecasted hourly peak demand at design conditions does include the impact of certain demand reduction programs. The

22	CON EDISON ANNUAL REPORT 2020

company estimates that, under design weather conditions, the 2021 service area hourly peak demand will be 12,880 MW. As of January 2021, the company forecasts an average annual increase in hourly electric peak demand in its service area at design weather conditions over the next five years to be approximately 0.8 percent per year, including the effect of certain electric energy efficiency programs. The five-year forecast in peak demand is used by the company for electric supply planning purposes.

Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2020 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. The company expects that these resources will again be adequate to meet the requirements of its customers in 2021. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for electric generating capacity, see Notes I and P to the financial statements in Item 8. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO’s wholesale electricity market.
CECONY owns generating stations in New York City associated primarily with its steam system. As of December 31, 2020, the generating stations had a combined electric capacity of approximately 679 MW, based on 2020 summer test ratings. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities,” above.
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
CECONY monitors the adequacy of the electric capacity resources and related developments in its service area, and works with other parties on long-term resource adequacy within the framework of the NYISO reliability planning process. The NYISO process includes obligations on transmission owners (such as CECONY) to construct facilities that may be needed for system reliability if the market does not solve a reliability need identified by the NYISO. See “New York Independent System Operator,” above. In a July 1998 order, the NYSPSC indicated that it “agree(s) generally that CECONY need not plan on constructing new generation as the competitive market develops,” but considers “overly broad” and did not adopt CECONY’s request for a declaration that, solely with respect to providing generating capacity, it will no longer be required to engage in long-range planning to meet potential demand and, in particular, that it will no longer have the obligation to construct new generating facilities, regardless of the market price of capacity.
In April 2020, one of the two nuclear reactors at the Indian Point Energy Center (which is owned by Entergy Corporation subsidiaries) was shut down, while the other is scheduled to be closed in April 2021. The NYISO indicated that these retirements would not cause a reliability need if three units finalize construction and enter service. All three of the units have been placed into service. Two of the units, Bayonne Energy Center II Uprate (Zone J, 120 MW) and CPV Valley Energy Center (Zone G, 678 MW) entered service in 2018 (with the latter in litigation regarding its air permit) and the third unit, Cricket Valley Energy Center (Zone G, 1,020 MW), fully entered service in early 2020 before the retirement of the Indian Point unit.

In 2019, the New York State Department of Environmental Conservation (NYSDEC) issued regulations that may require the retirement or seasonal unavailability of fossil-fueled electric generating units owned by CECONY and others in New York City. The NYSDEC rule limits nitrous oxides (NOx) emissions during the ozone season from May through September and affects older peaking units that are generally located downstate and needed during periods of high electric demand or for local reliability purposes. Compliance with the rule will require affected units (approximately 1,400 MW in CECONY's service territory, of which 65 MW is owned by CECONY) to cease operation during the ozone season, install emission controls, repower, or retire by 2023 or 2025. The NYISO, in its 2020 Reliability Needs Assessment study that was approved by the NYISO board, reported local and bulk transmission system reliability needs that are expected to be caused by the retirement or unavailability of some of the impacted units. In January 2021, CECONY updated its local transmission plan to address the local transmission system reliability needs and expects to submit a plan to the NYISO to address the bulk transmission system reliability needs in the first half of 2021. The local transmission projects were also submitted to the NYSPSC in November 2020 as part of the New York utilities’ Transmission and Distribution Investment Working Group Report, due to the benefits they provide towards meeting New York State’s clean energy goals. CECONY’s implementation of all or part of its plans will be dependent upon the availability of market solutions and/or NYISO’s selection of

CON EDISON ANNUAL REPORT 2020	23

regulated solutions proposed by others. CECONY estimates that the costs of implementing plans to solve the local reliability needs, if required, to be approximately $780 million over 4 years and is unable to estimate the amount to implement plans to solve the bulk reliability needs, if required. In December 2020, CECONY filed a petition with the NYSPSC to recover the potential costs to solve both requirements and expect such costs to be recovered, including a full rate of return, in rates from customers.

Gas Operations
Gas Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $8,522 million and $7,961 million at December 31, 2020 and 2019, respectively.

Natural gas is delivered by pipeline to CECONY at various points in or near its service territory and is distributed to customers by the company through an estimated 4,341 miles of mains and 377,490 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store 1,062 MDt of which a maximum of about 240 MDt can be withdrawn per day. The company has about 1,226 MDt of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 71.2 percent owned by CET Gas and 28.8 percent owned by CECONY.

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

	Year Ended December 31,
	2016	2017	2018	2019	2020
Gas Delivered (MDt)
Firm sales
Full service	75,892	83,005	92,305	87,637	78,515
Firm transportation of customer-owned gas	68,442	71,353	82,472	81,710	76,614
Total Firm Sales	144,334	154,358	174,777	169,347	155,129
Interruptible sales (a)	8,957	7,553	7,351	9,903	8,482
Total Gas Delivered to CECONY Customers	153,291	161,911	182,128	179,250	163,611
Transportation of customer-owned gas
NYPA	43,101	37,033	34,079	39,643	41,577
Other (mainly generating plants and interruptible transportation)	109,000	83,117	93,346	72,712	70,537
Off-system sales	—	55	195	12	12
Total Sales	305,392	282,116	309,748	291,617	275,737
Gas Delivered ($ in millions)
Firm sales
Full service	$933	$1,136	$1,356	$1,327	$1,229
Firm transportation of customer-owned gas	426	524	595	593	649
Total Firm Sales	1,359	1,660	1,951	1,920	1,878
Interruptible sales	34	35	40	42	27
Total Gas Delivered to CECONY Customers	1,393	1,695	1,991	1,962	1,905
Transportation of customer-owned gas
NYPA	2	2	2	2	2
Other (mainly generating plants and interruptible transportation)	57	56	57	54	55
Off-system sales	—	—	—	—	—
Other operating revenues (mainly regulatory amortizations)	56	148	28	114	74
Total Sales	$1,508	$1,901	$2,078	$2,132	$2,036
Average Revenue per Dt Sold
Residential	$13.96	$15.35	$16.71	$17.33	$18.59
General	$9.47	$10.86	$11.31	$11.55	$10.77
(a)Includes 4,708, 3,816, 3,326, 5,484 and 3,510 MDt for 2016, 2017, 2018, 2019 and 2020, respectively, which are also reflected in firm transportation and other.

24	CON EDISON ANNUAL REPORT 2020

For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note O to the financial statements in Item 8.

Gas Peak Demand
The gas actual peak day demand for firm sales customers in CECONY’s service area occurs during the winter heating season and during the winter of 2020/2021 (through January 31, 2021) occurred on January 29, 2021 when the firm sales customers' demand reached approximately 1,209 MDt. “Design weather conditions” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2021/2022 service area peak day demand for firm sales customers will be 1,692 MDt. The forecasted peak day demand for firm sales customers at design conditions does not include gas used by interruptible gas customers including electric and steam generating stations. As of January 2021, the company forecasts an average annual growth of the gas peak day demand for firm sales customers over the next five years at design conditions to be approximately 1.4 percent in its service area, including the effect of certain gas energy efficiency programs and the temporary moratorium described below. The five-year forecast in peak demand is used by the company for gas supply planning purposes.

In March 2019, due to gas supply constraints, CECONY established a temporary moratorium on new applications for firm gas service in most of Westchester County. In July 2020, CECONY filed a gas planning analysis with the NYSPSC that stated the moratorium could be lifted when increased pipeline capacity is achieved upon completion of the Tennessee pipeline’s 300L East project or peak demand is reduced through efficiency and other demand side reductions to a level that would enable the company to lift the moratorium. Assuming timely regulatory approvals, the Tennessee pipeline project is expected to be completed by November 2023. CECONY's gas planning analysis also stated that the company is monitoring gas supply constraint in the New York City portion of its service territory.
Gas Supply
CECONY and O&R have combined their gas requirements, and contracts to meet those requirements, into a single portfolio. The combined portfolio is administered by, and related management services are provided by, CECONY (for itself and as agent for O&R) and costs are allocated between the Utilities in accordance with provisions approved by the NYSPSC. See Note T to the financial statements in Item 8.
Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $347 million in 2020, including $307 million for CECONY. See “Contractual Obligations,” below. At December 31, 2020, the contracts were for various terms extending to 2025 for supply and 2043 for transportation and storage. During 2020, CECONY entered into three new transportation and storage contracts. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Recoverable Energy Costs” in Note A, Note Q and Note T to the financial statements in Item 8.

Steam Operations
Steam Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for steam facilities, including steam's portion of the steam-electric generation facilities, were $1,854 million and $1,813 million at December 31, 2020 and 2019, respectively. See "CECONY – Electric Operations – Electric Facilities," above.
CECONY generates steam at one steam-electric generating station and four steam-only generating stations and distributes steam to its customers through approximately 104 miles of transmission, distribution and service piping.

Steam Sales and Deliveries

CON EDISON ANNUAL REPORT 2020	25

CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2016	2017	2018	2019	2020
Steam Sold (MMlb)
General	465	490	593	536	445
Apartment house	5,792	5,754	6,358	5,919	5,131
Annual power	13,722	13,166	14,811	13,340	10,977
Total Steam Delivered to CECONY Customers	19,979	19,410	21,762	19,795	16,553
Steam Sold ($ in millions)
General	$23	$26	$30	$27	$23
Apartment house	148	158	174	160	136
Annual power	378	392	441	395	321
Other operating revenues	2	19	(14)	45	28
Total Steam Delivered to CECONY Customers	$551	$595	$631	$627	$508
Average Revenue per Mlb Sold	$27.48	$29.68	$29.64	$29.40	$29.00
For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note O to the financial statements in Item 8.

Steam Peak Demand and Capacity
The steam actual hourly peak demand in CECONY’s service area occurs during the winter heating season and during the winter of 2020/2021 (through January 31, 2021) occurred on January 29, 2021 when the actual hourly demand reached approximately 7.0 MMlb per hour. “Design weather conditions” for the steam system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. The company’s estimate for the winter of 2021/2022 hourly peak demand of its steam customers is about 8.4 MMlb per hour under design weather conditions. As of January 2021, the company forecasts an average annual decrease in steam hourly peak demand in its service area at design weather conditions over the next five years to be approximately 0.4 percent. The five year forecast in peak demand is used by the company for steam asset management purposes.
On December 31, 2020, the steam system was capable of delivering approximately 11.4 MMlb of steam per hour, and CECONY estimates that the system will have the same capability in the 2021/2022 winter.

Steam Supply
27 percent of the steam produced by CECONY in 2020 was supplied by the company’s steam-only generating assets; 53 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 20 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R
Electric Operations
Electric Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $1,115 million and $1,074 million at December 31, 2020 and 2019, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $290 million and $254 million at December 31, 2020 and 2019, respectively.
O&R and RECO own, in whole or in part, transmission and distribution facilities which include 533 circuit miles of transmission lines, 15 transmission substations, 64 distribution substations, 89,673 in-service line transformers, 3,729 pole miles of overhead distribution lines and 2,210 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.

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

26	CON EDISON ANNUAL REPORT 2020

margin or profit on the electricity it sells. O&R’s New York electric revenues (which accounted for 75 percent of O&R’s electric revenues in 2020) are subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism. O&R’s electric sales and deliveries for the last five years were:

	Year Ended December 31,
	2016	2017	2018	2019	2020
Electric Energy Delivered (millions of kWh)
Total deliveries to O&R full service customers	2,555	2,435	2,643	2,617	2,712
Delivery service for retail choice customers	3,180	2,976	2,974	2,885	2,622
Total Deliveries in Franchise Area	5,735	5,411	5,617	5,502	5,334
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$426	$433	$453	$429	$442
Delivery service for retail choice customers	213	201	201	191	186
Other operating revenues	(2)	8	(12)	14	1
Total Deliveries in Franchise Area	$637	$642	$642	$634	$629
Average Revenue Per kWh Sold (Cents)
Residential	18.4	19.8	19.1	18.2	17.8
Commercial and Industrial	14.3	15.0	14.4	13.9	14.2
For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note O to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in O&R’s service area occurs during the summer air conditioning season. The weather during the summer of 2020 was cooler than design conditions. O&R’s 2020 service area actual hourly peak demand was 1,430 MW, which occurred on July 27, 2020. “Design weather” for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, design weather conditions do not include these programs’ potential impact. However, the O&R forecasted hourly peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under design weather conditions, the 2021 service area peak demand will be 1,530 MW. The company forecasts an average annual decrease in hourly electric peak demand in its service area at design conditions over the next five years to be approximately 0.5 percent, including the effect of certain electric energy efficiency programs. The five-year forecast in peak demand is used by the company for electric supply planning purposes.

Electric Supply
The electricity O&R sold to its full-service customers in 2020 was purchased under firm power contracts or through the wholesale electricity market. The company expects that these resources will again be adequate to meet the requirements of its customers in 2021. O&R does not own any electric generating capacity. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts or purchased through the wholesale electricity market. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases. For information about the company’s contracts, see Note P to the financial statements in Item 8.
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

Gas Operations
Gas Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $684 million and $656 million at December 31, 2020 and 2019, respectively. Natural gas

CON EDISON ANNUAL REPORT 2020	27

is delivered by pipeline to O&R at various points in or near its service territory and is distributed to customers by the company through an estimated 1,879 miles of mains and 106,701 service lines.

Gas Sales and Deliveries
O&R generally recovers the cost of the gas that it buys and then sells to its full-service customers. It does not make any margin or profit on the gas it sells. O&R’s gas revenues are subject to a weather normalization clause and to a revenue decoupling mechanism. As a result, its gas delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s gas sales and deliveries for the last five years were:

	Year Ended December 31,
	2016	2017	2018	2019	2020
Gas Delivered (MDt)
Firm sales
Full service	9,723	10,480	12,050	12,537	11,877
Firm transportation	10,381	9,873	9,950	9,459	8,271
Total Firm Sales	20,104	20,353	22,000	21,996	20,148
Interruptible sales	3,853	3,771	3,746	3,668	3,633
Total Gas Delivered to O&R Customers	23,957	24,124	25,746	25,664	23,781
Transportation of customer-owned gas
Sales for resale	867	896	959	914	658
Sales to electric generating stations	18	9	1	4	59
Off-system sales	16	6	15	1	19
Total Sales	24,858	25,035	26,721	26,583	24,517

	Year Ended December 31,
	2016	2017	2018	2019	2020
Gas Delivered ($ in millions)
Firm sales
Full service	$99	$139	$166	$161	$141
Firm transportation	70	74	78	63	62
Total Firm Sales	169	213	244	224	203
Interruptible Sales	3	7	6	6	6
Total Gas Delivered to O&R Customers	172	220	250	230	209
Transportation of customer-owned gas
Sales to electric generating stations	—	—	—	—	—
Other operating revenues	12	12	(1)	29	24
Total Sales	$184	$232	$249	$259	$233
Average Revenue Per Dt Sold
Residential	$10.71	$13.86	$14.22	$13.32	$12.40
General	$8.17	$11.08	$11.80	$10.68	$9.51
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note O to the financial statements in Item 8.

Gas Peak Demand
The gas actual peak day demand for firm sales customers in O&R’s service area occurs during the winter heating season and during the winter of 2020/2021 (through January 31, 2021) occurred on January 29, 2021 when the firm sales customers' demand reached approximately 181 MDt. “Design Weather” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2021/2022 service area peak day demand for firm sales customers will be 232 MDt. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric generating stations. The company forecasts an average annual growth of the gas peak day demand for firm sales customers over the next five years at design conditions to be approximately 0.2 percent in its service area, including the effect of certain gas energy efficiency programs. The five-year forecast in peak demand is used by the company for gas supply planning purposes.

28	CON EDISON ANNUAL REPORT 2020

Gas Supply
O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

CON EDISON ANNUAL REPORT 2020	29

Clean Energy Businesses

The following table provides information about the Clean Energy Businesses' renewable electric production projects that are in operation and/or in construction at December 31, 2020:

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual/Expected In-Service Date (b)	State	PPA Counterparty (c)
Utility Scale
Solar
PJM assets	73	(d)	2011/2013	New Jersey/Pennsylvania	Various
New England assets	24	Various	2011/2017	Massachusetts/Rhode Island	Various
California Solar (e)	110	25	2012/2013	California	PG&E
Mesquite Solar 1 (e)	165	20	2013	Arizona	PG&E
Copper Mountain Solar 2 (e)	150	25	2013/2015	Nevada	PG&E
Copper Mountain Solar 3 (e)	255	20	2014/2015	Nevada	SCPPA
California Solar 2 (e)	80	20	2014/2016	California	SCE/PG&E
Texas Solar 4 (e)	40	25	2014	Texas	City of San Antonio
Texas Solar 5 (e)	100	25	2015	Texas	City of San Antonio
Texas Solar 7 (e)	112	25	2016	Texas	City of San Antonio
California Solar 3 (e)	110	20	2016/2017	California	SCE/PG&E
Upton Solar (e)	158	25	2017	Texas	City of Austin
California Solar 4 (e)	240	20	2017/2018	California	SCE
Copper Mountain Solar 1 (e)	58	12	2018	Nevada	PG&E
Copper Mountain Solar 4 (e) (f)	94	20	2018	Nevada	SCE
Mesquite Solar 2 (e) (f)	100	18	2018	Arizona	SCE
Mesquite Solar 3 (e) (f)	150	23	2018	Arizona	WAPA (U.S. Navy)
Great Valley Solar (e) (f)	200	17	2018	California	MCE/SMUD/PG&E/SCE
Crane Solar	150	12	2020	Texas	Vistra
Other	26	Various	Various	Various	Various
Total Solar	2,395
Wind
Broken Bow II (e)	75	25	2014	Nebraska	NPPD
Wind Holdings (e)	180	Various	Various	South Dakota/ Montana	NWE/Basin Electric
Adams Rose Wind (e)	23	7	2016	Minnesota	Dairyland
Coram Wind (e)	102	16	2016	California	PG&E
Other	34	Various	Various	Various	Various
Total Wind	414
Total MW (AC) in Operation	2,809
Total MW (AC) in Construction (g)	431
Total MW (AC) Utility Scale	3,240
Behind the Meter
Total MW (AC) in Operation	59
Total MW (AC) in Construction	11
Total MW Behind the Meter	70
(a)Represents PPA contractual term or remaining term from the date of acquisition.
(b)Represents Actual/Expected In-Service Date or date of acquisition.
(c)PPA Counterparties include: PG&E, Southern California Public Power Authority (SCPPA), Southern California Edison Company (SCE), Western Area Power Administration (WAPA), Marin Clean Energy (MCE), Sacramento Municipal Utility District (SMUD), Nebraska Public Power District (NPPD) and NorthWestern Energy (NWE). For information about PG&E’s bankruptcy, see “Long-Lived and Intangible Assets” in Note A to the financial statements in Item 8.
(d)Solar renewable energy credit hedges are in place, in lieu of power purchase agreements, through 2024.
(e)Project has been pledged as security for project debt financing. See Con Edison's Consolidated Statement of Capitalization in Item 8.
(f)Projects are financed with tax equity. See Note R to the financial statements in Item 8.
(g)Projects in construction are being financed under a variable-rate construction loan facility that matures no later than November 2021. See Note D to the financial statements in Item 8.

30	CON EDISON ANNUAL REPORT 2020

Renewable Electric Generation
The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects. In December 2018, the Clean Energy Businesses acquired Sempra Solar Holdings, LLC to expand the company's renewable energy asset portfolio. See Note V to the financial statements in Item 8. The Clean Energy Businesses focus their efforts on utility scale renewable electric production projects. The output of most of the projects is sold under long-term power purchase agreements (PPA) with utilities and municipalities. The following table shows the generating capacity (MW AC) of the Clean Energy Businesses' utility scale renewable electric production projects in operation at the end of the last five years:

Generating Capacity (MW AC)	2016	2017	2018	2019	2020
Renewable electric production projects	1,098	1,358	2,588	2,628	2,809

Renewable electric volumes produced by utility scale assets for the years ended December 31, 2017, 2018, 2019, and 2020 were:

		Millions of kWh Produced
		For the Years Ended December 31,
Description	2017	2018	2019	2020
Renewable electric production projects
Solar	2,158	2,680	5,506	5,699
Wind	988	1,074	1,333	1,425
Total	3,146	3,754	6,839	7,124

CON EDISON ANNUAL REPORT 2020	31

Energy-Related Products and Services
The Clean Energy Businesses provide services to manage the dispatch, fuel requirements and risk management activities for 11,114 MW of generating plants and merchant transmission in the northeastern United States owned by unrelated parties, manage energy supply assets leased from others and provide wholesale hedging and risk management services to renewable electric production projects owned by their subsidiaries.

The Clean Energy Businesses also provide energy-efficiency services to government and commercial customers. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies.
For information about the Clean Energy Businesses' results, see "Results of Operations" in Item 7 and Note O to the financial statements in Item 8.

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

In April 2015, the FERC issued an order granting certain transmission incentives for the NY Transco TOTS projects. In March 2016, the FERC approved a November 2015 settlement agreement that provides, in relation to the TOTS projects described above, a 10 percent return on common equity (which is comprised of 9.5 percent base return on equity plus an additional 50 basis points) and a maximum actual common equity ratio of 53 percent. The revenues for these TOTS projects costs are collected by the NYISO and allocated across New York State, with 63 percent allocated to load serving entities in the CECONY and O&R service areas.

In December 2015, the NYSPSC issued an order in its competitive proceeding to select AC transmission projects that would relieve transmission congestion between upstate and downstate. The NYSPSC determined that there was a public policy need for new transmission to address congestion and directed the NYISO, under its FERC-approved public policy planning process, to request developers to submit transmission project proposals for two segments of the transmission system. In April 2019, the New York Independent System Operator (NYISO) selected a project that was jointly proposed by National Grid and NY Transco ($600 million estimated cost, excluding certain interconnection costs that are not yet determined) that would increase transmission capacity by 1,850 MW between upstate and downstate when combined with another developer’s project that was also selected by the NYISO. The siting, construction and operation of the projects will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. The NYISO and National Grid/NY Transco entered into an agreement for the development and operation of the project, referred to as the New York Energy Solution (NYES) project, that is scheduled for entry into service by December 2023.  In November 2017, FERC approved a settlement agreement with respect to the National Grid/NY Transco project that provides for a 10.65 percent return on common equity (which is comprised of a 9.65 percent base ROE, with 100 basis points added for congestion reduction and a cost containment mechanism applicable to certain capital costs) and a maximum actual common equity ratio of 53 percent. Revenues for the NYES project are collected by the NYISO including 100 percent of construction work-in-progress, and are allocated across New York State with 84 percent allocated to load serving entities in the CECONY and O&R service areas.

CET Gas
CET Gas, through its subsidiaries, owns a 50 percent interest in Stagecoach Gas Services LLC (Stagecoach), a 71.2 percent interest in Honeoye Storage Corporation (Honeoye) and an interest, described below, in Mountain Valley Pipeline LLC (MVP).

Stagecoach is a joint venture with a subsidiary of Crestwood Equity Partners LP (Crestwood) to own, operate and further develop a gas pipeline and storage business located in northern Pennsylvania and southern New York. Stagecoach provides services to its customers (including CECONY, see Note T to the financial statements in Item 8) through its 181 miles of pipe and 41 Bcf of storage capacity. Con Edison is considering strategic alternatives with respect to its 50 percent interest in Stagecoach Gas Services, LLC. Honeoye, in which CECONY owns the remaining interest, operates a gas storage facility in upstate New York.

32	CON EDISON ANNUAL REPORT 2020

MVP is a joint venture with four other partners to construct and operate a proposed 300-mile gas transmission project in West Virginia and Virginia. CET Gas owns an 11.3 percent interest in the joint venture, that is expected to be reduced to 8.8 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture. CET Gas recorded a pre-tax impairment loss of $320 million ($223 million after-tax) for the year ended December 31, 2020 that reduced the carrying value of its investment in MVP from $662 million to $342 million. See "Investments - Partial Impairment of Investment in Mountain Valley Pipeline" in Note A to the financial statements in Item 8

For information about Con Edison Transmission's results, see "Results of Operations" in Item 7 and Note O to the financial statements in Item 8.

Capital Requirements and Resources
Capital Requirements
The following table contains the Companies’ capital requirements for the years 2018 through 2020 and their current estimate of amounts for 2021 through 2023:

	Actual			Estimate
(Millions of Dollars)	2018	2019	2020	2021	2022	2023
CECONY (a)(b)
Electric	$1,861	$1,851	$2,080	$2,284	$2,106	$2,307
Gas	1,050	1,078	1,044	1,126	1,014	1,056
Steam	94	91	122	100	91	94
Sub-total	3,005	3,020	3,246	3,510	3,211	3,457
O&R
Electric	138	142	159	150	184	187
Gas	67	61	61	61	83	80
Sub-total	205	203	220	211	267	267
Con Edison Transmission
CET Electric	—	8	2	46	65	47
CET Gas	248	197	1	1	—	—
Sub-total	248	205	3	47	65	47
Clean Energy Businesses	1,791	248	616	250	400	400
Total capital expenditures	5,249	3,676	4,085	4,018	3,943	4,171
Retirement of long-term securities
Con Edison – parent company	2	553	3	1,178	293	650
CECONY	1,836	475	350	640	—	—
O&R	55	62	—	—	—	—
Clean Energy Businesses	45	105	165	149	144	316
Total retirement of long-term securities	1,938	1,195	518	1,967	437	966
Total capital requirements	$7,187	$4,871	$4,603	$5,985	$4,380	$5,137
(a)CECONY’s capital expenditures for environmental protection facilities and related studies were $490 million, $507 million and $491 million in 2018, 2019 and 2020, respectively, and are estimated to be $674 million in 2021.
(b)Amounts shown do not include amounts for the energy efficiency, demand reduction and combined heat and power programs.

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

Estimated capital expenditures for Con Edison Transmission primarily reflect planned investments in electric transmission projects. Estimated capital expenditures for the Clean Energy Businesses primarily reflect planned investments in renewable electric production projects. Actual capital expenditures for Con Edison Transmission and the Clean Energy Businesses could increase or decrease significantly from the amounts estimated depending on opportunities.

Contractual Obligations
The following table summarizes the Companies’ material obligations at December 31, 2020 to make payments pursuant to contracts. Long-term debt, capital lease obligations and other noncurrent liabilities are included on their

CON EDISON ANNUAL REPORT 2020	33

balance sheets. Operating leases and electricity purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization)
CECONY	$16,965	$640	—	$250	$16,075
O&R	900	—	—	—	900
Clean Energy Businesses	2,578	149	460	450	1,519
Parent	2,121	1,178	943	—	—
Interest on long-term debt (a)	17,826	879	1,693	1,629	13,625
Total long-term debt, including interest	40,390	2,846	3,096	2,329	32,119
Finance lease obligations (Note J)
CECONY	2	1	1	—	—
O&R	1	—	—	—	1
Total capital lease obligations	3	1	1	—	1
Operating leases (Note J)
CECONY	743	62	115	115	451
O&R	2	1	1	—	—
Clean Energy Businesses	573	16	35	35	487
Total operating leases	1,318	79	151	150	938
Purchase obligations
Electricity power purchase agreements – Utilities (Note I)
CECONY
Energy	1,609	92	184	186	1,147
Capacity (b)	906	138	174	107	487
Total CECONY	2,515	230	358	293	1,634
O&R
Energy and Capacity (b)	119	63	56	—	—
Total electricity and power purchase agreements – Utilities	2,634	293	414	293	1,634
Natural gas supply, transportation, and storage contracts – Utilities (c)
CECONY
Natural gas supply	210	144	64	2	—
Transportation and storage	4,556	399	759	542	2,856
Total CECONY	4,766	543	823	544	2,856
O&R
Natural gas supply	26	16	10	—	—
Transportation and storage	683	59	112	80	432
Total O&R	709	75	122	80	432
Total natural gas supply, transportation and storage contracts	5,475	618	945	624	3,288
Other purchase obligations
CECONY (d)	6,224	1,109	1,896	1,332	1,887
O&R (d)	246	43	145	51	7
Clean Energy Businesses (e)	164	106	35	12	11
Total other purchase obligations	6,634	1,258	2,076	1,395	1,905
Total	$56,454	$5,095	$6,683	$4,791	$39,885
(a)Includes interest on variable rate debt calculated at rates in effect at December 31, 2020.
(b)Included in these amounts is the cost of minimum quantities of energy that the Utilities are obligated to purchase at both fixed and variable prices.
(c)Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.
(d)Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing system as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. Long-term Purchase Obligations, which comprises $5,741 million of "Other Purchase Obligations," were derived from the Utilities' purchasing system by using a method that identifies the remaining purchase obligations. The Utilities believe that unreasonable effort and expense would be involved to enable them to report their “Other Purchase Obligations” in a different manner.
(e)Amounts represent commitments by the Clean Energy Businesses to purchase minimum quantities of electric energy and capacity, renewable energy certificates, natural gas, natural gas pipeline capacity, energy efficiency services and construction services. The Clean

34	CON EDISON ANNUAL REPORT 2020

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

The Companies’ commitments to make payments in addition to these contractual commitments include their other liabilities reflected on their balance sheets, any funding obligations for their pension and other postretirement benefit plans, financial hedging activities, their collective bargaining agreements and Con Edison’s and the Clean Energy Business' guarantees of certain obligations. See Notes E, F, P and “Guarantees” in Note H to the financial statements in Item 8.
Capital Resources
Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison finances its capital requirements primarily through internally-generated funds, the sale of its common shares or external borrowings. Con Edison’s ability to make payments on external borrowings and dividends on its common shares depends on receipt of dividends from its subsidiaries, proceeds from the sale of additional common shares or its interests in its subsidiaries or additional external borrowings. See "Con Edison's Ability To Pay Dividends Or Interest Depends On Dividends From Its Subsidiaries" in Item 1A and Note T to the financial statements in Item 8.
For information about restrictions on the payment of dividends by the Utilities and significant debt covenants, see Note C to the financial statements in Item 8.
For information on the Companies’ commercial paper program, revolving credit agreements with banks and on Con Edison's term loan and the construction loan of a subsidiary of the Clean Energy Businesses, see Note D to the financial statements in Item 8.
The Companies require access to the capital markets to fund capital requirements that are substantially in excess of available internally-generated funds. See “Capital Requirements,” above and "The Companies Require Access To Capital Markets to Satisfy Funding Requirements” in Item 1A. Each of the Companies believes that it will continue to be able to access capital, although capital market conditions may affect the timing and cost of the Companies’ financing activities. The Companies monitor the availability and costs of various forms of capital, and will seek to issue Con Edison common stock and other securities when it is necessary or advantageous to do so. See “Coronavirus Disease 2019 (COVID-19) Impacts – Liquidity and Financing” in Item 7. For information about the Companies’ long-term debt and short-term borrowing, see Notes C and D to the financial statements in Item 8.

The Utilities finance their operations, capital requirements and payment of dividends to Con Edison from internally-generated funds, contributions of equity capital from Con Edison, if any, and external borrowings. See "Liquidity and Capital Resources" in Item 7.
Con Edison plans to meet its capital requirements for 2021 through 2023, through internally-generated funds and the issuance of long-term debt and common equity. See “Capital Requirements," above in Item 1. The company's plans include the issuance of between $1,900 million and $2,600 million of long-term debt, including for maturing securities, primarily at the Utilities, in 2021 and approximately $1,400 million in aggregate of long-term debt at the Utilities during 2022 and 2023. The planned debt issuance is in addition to the issuance of long-term debt secured by the Clean Energy Businesses’ renewable electric production projects. The company's plans also include the issuance of up to $800 million of common equity in 2021 and approximately $700 million in aggregate of common equity during 2022 and 2023, in addition to equity under its dividend reinvestment, employee stock purchase and long-term incentive plans.
In 2019, the NYSPSC authorized CECONY, through 2022, to issue up to $5,600 million of debt securities ($3,500 million of which the company had issued as of December 31, 2020). In 2020, the NYSPSC authorized O&R, through 2023, to issue up to $165 million of debt securities ($75 million of which the company had issued as of December 31, 2020). The NYSPSC also authorized CECONY and O&R for such periods to issue debt securities to refund existing debt securities of up to $2,500 million and $125 million, respectively. As of December 31, 2020, the Utilities had not refunded any securities pursuant to these authorizations.

The Clean Energy Businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. See Con Edison's Consolidated Statement of Capitalization in Item 8 and Note P to the financial statements in Item 8. In February 2021, a subsidiary of the Clean Energy Businesses borrowed $250 million at a variable-rate, due 2028,

CON EDISON ANNUAL REPORT 2020	35

secured by equity interests in solar electric production projects. The company has entered into fixed-rate interest rate swaps in connection with this borrowing.

Con Edison Transmission has financed its operations and capital requirements primarily with capital contributions and borrowings from Con Edison and internally-generated funds. See "Liquidity and Capital Resources" in Item 7.

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2016	2017	2018	2019	2020
Con Edison	49.3	51.1	49.0	49.6	48.3
CECONY	49.5	50.8	48.6	49.2	47.9
The credit ratings assigned by Moody’s, S&P and Fitch to the senior unsecured debt and commercial paper of Con Edison, CECONY and O&R are as follows:

	Moody's	S&P	Fitch
Con Edison
Senior Unsecured Debt	Baa2	BBB+	BBB+
Commercial Paper	P-2	A-2	F2
CECONY
Senior Unsecured Debt	Baa1	A-	A-
Commercial Paper	P-2	A-2	F2
O&R
Senior Unsecured Debt	Baa2	A-	A-
Commercial Paper	P-2	A-2	F2

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
In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rates (LIBOR) after 2021. In November 2020, LIBOR’s administrator announced it plans to consult on its intention to cease publication of one-week and two-month U.S. Dollar LIBOR immediately after the LIBOR publication on December 31, 2021, and the remaining U.S. Dollar LIBOR tenors immediately after publication on June 30, 2023.The Companies have been and are continuing to monitor LIBOR-related market, regulatory and accounting developments. The Companies’ material contracts that reference LIBOR and currently extend beyond 2021 include their $2,250 million credit agreement (see Note D to the financial statements in Item 8). Pursuant to the credit agreement, the Companies may borrow at interest rates determined with reference to a prime rate, the federal funds rate or LIBOR. The credit agreement may be amended by the Companies and the administrative agent to provide for a LIBOR successor rate unless a majority of the lenders do not accept the amendment. In addition, the Clean Energy Businesses have $999 million of variable rate project debt that reference LIBOR and currently extends beyond 2021 and that allows for an alternate reference rate and associated interest rate swaps with a notional amount of $863 million (see Note P to the financial statements in Item 8). Con Edison expects that, prior to the discontinuation of LIBOR, the Clean Energy Businesses will be able to agree with project lenders and swap counterparties on the use of an alternate reference rate as needed. The Companies do not expect that a discontinuation of LIBOR would have a material impact on their financial position, results of operations or liquidity.

36	CON EDISON ANNUAL REPORT 2020

Environmental Matters

Clean Energy Future
Climate Leadership and Community Protection Act
In 2019, New York State enacted the Climate Leadership and Community Protection Act (CLCPA) that established a goal of 70 percent of the electricity procured by load serving entities regulated by the NYSPSC to be produced by renewable energy systems by 2030 and requires the statewide electrical demand system to have zero emissions by 2040. The law also codified state targets for energy efficiency (end-use energy savings of 185 trillion British thermal units below 2025 energy-use forecast), offshore wind (9,000 megawatts (MW) by 2035), solar (6,000 MW by 2025) and energy storage (3,000 MW by 2030). In addition, the law established a climate action council to recommend measures to attain the law’s greenhouse gases (GHG) limits, including measures to reduce emissions by displacing fossil-fuel fired electricity with renewable electricity or by implementing energy efficiency measures. The climate action council is expected to release draft recommendations for public comment in 2022. The law also requires the consideration of electric transportation and electric heating to achieve its goals. As required by the law, the NYSDEC adopted regulations establishing statewide GHG emissions limits that are 60 percent of 1990 emissions levels by 2030 and 15 percent of 1990 emissions by 2050. The Utilities are unable to predict the impact on them of the implementation of this law.

In October 2020, the NYSPSC, in response to the CLCPA, modified its clean energy standard to establish a new renewable energy credits (RECs) program to support increased renewable energy availability in New York City for which the costs would be socialized statewide. CECONY and O&R have been required to obtain RECs and zero-emissions credits (ZECs) for their full service customers since 2017. Load serving entities may satisfy their RECs obligation by either purchasing RECs acquired through central procurement by the New York State Energy Research and Development Authority (NYSERDA), by self-supply through direct purchase of tradable RECs, or by making alternative compliance payments. Load serving entities purchase ZECs from NYSERDA at prices determined by the NYSPSC.

Prior to enactment of the CLCPA and its expansion of offshore wind goals, in July 2018, the NYSPSC established a goal of 2,400 MW of new offshore wind facilities by 2030. As a result of this goal, load-serving entities, such as CECONY and O&R, will be required to purchase offshore wind renewable energy credits (ORECs) from NYSERDA beginning in 2025 when projects are expected to begin operation. In October 2019, NYSERDA entered into a 25-year power purchase agreement (PPA) with Equinor Wind US LLC for its 816 MW Empire Wind Project, and a 25-year PPA with Sunrise Wind LLC for its 880 MW Sunrise Wind Project. In 2020, NYSERDA issued a new solicitation and provisionally awarded two contracts - one that would expand the Empire Wind Project to 1,260 MW and another to Equinor Wind US LLC for its 1,230 MW Beacon Wind Project.

In August 2019, following the enactment of the CLCPA, the NYSPSC initiated a proceeding to “reconcile resource adequacy programs with New York State’s renewable energy and environmental emission reduction goals.” See “New York Independent System Operator (NYISO),” above and “Climate Change,” below. In May 2020, the NYSPSC initiated a proceeding implementing the Accelerated Renewable Energy Growth and Community Benefit Act to align New York State’s electric system with CLCPA goals. In November 2020, New York’s investor-owned utilities (including the Utilities) and LIPA filed a comprehensive report in this proceeding, identifying proactive local transmission and distribution investments in their systems to achieve the goals of the CLCPA and setting out policy recommendations for how they will identify, prioritize and allocate costs of these and future such projects going forward. CECONY and O&R have identified approximately $4,500 million and $400 million, respectively, in local transmission investment.

Federal and local municipal laws and agencies also regulate emissions levels and impact the CLCPA’s decarbonization pathways. In 2015, the United States Environmental Protection Agency (EPA) issued its Clean Power Plan, which was repealed by the EPA in June 2019, and would have required states to reduce carbon dioxide emissions from existing power plants 32 percent from 2005 levels by 2030. Under the Clean Power Plan, each state would have been required to submit for EPA approval a plan to reduce its emissions to specified rate-based or equivalent mass-based target levels (as determined in accordance with the Clean Power Plan) applicable to the state. For New York State, the emissions rate-based target level for 2030 would have been approximately 20 percent below its 2012 emissions rate. State plans may, among other things, include participation in regional cap-and-trade programs. In June 2019, the EPA issued its Affordable Clean Energy (ACE) rule. The ACE rule establishes guidelines for states to use when developing plans to limit carbon dioxide emissions at coal-fired power plants and includes implementing regulations for future existing-source rules under the Clean Air Act. In September 2019, Con Edison, as part of a coalition of public and private electric utilities, filed a petition in the United States Court of Appeals for the District of Columbia Circuit to challenge the ACE rule and the repeal of the Clean Power Plan. The ACE rule could have potential cost implications for utilities because it has the effect of limiting flexibility to

CON EDISON ANNUAL REPORT 2020	37

use measures such as emissions trading and averaging to cost-effectively meet emissions limits. The ACE rule could also adversely impact initiatives to develop renewable energy sources and promote the use of electric vehicles. In January 2021, the Court of Appeals vacated and remanded the ACE rule to the EPA on the grounds that the ACE Rule was based on a critically mistaken reading of the Clean Air Act. In its ruling, the court adopted the argument advanced by the utilities coalition that the Clean Air Act did not foreclose EPA flexibility to consider other measures, such as emissions trading, to reduce carbon dioxide emissions.

In 2014, New York City announced a goal to reduce GHG emissions 80 percent below 2005 levels by 2050. In May 2019, New York City enacted a package of legislation known as the Climate Mobilization Act, that includes provisions intended to reduce GHG emissions from large buildings by 40 percent from 2005 levels by 2030. Building owners may achieve compliance through operational changes, building retrofits, the purchase of greenhouse gas offsets, the purchase of renewable energy credits and the use of clean distributed energy resources. CECONY is unable to predict the impact on it of the implementation of this law.

Reforming the Energy Vision
In April 2014, the NYSPSC began a multi-year process --Reforming the Energy Vision (REV)-- to improve electric system efficiency and reliability, encourage renewable energy resources, support distributed energy resources (DER), and enable more customer choice. DER includes distributed generation (such as solar electric production facilities, fuel cells and micro-turbines), energy storage, demand reduction and energy efficiency programs. Following a broad assortment of early REV proceedings, implementation of REV has shifted to focus on integrating distributed generation and modifying ratemaking designs.

The NYSPSC is directing development by New York electric utilities of a distributed system platform to manage and coordinate DER in their service areas under NYSPSC regulation and to provide customers, together with third parties, with data and tools to better manage their energy use. The NYSPSC has required the Utilities to file distributed system implementation plans and ordered the Utilities to develop demonstration projects to inform distributed system platform business models. Through December 31, 2020, the NYSPSC staff has approved nine CECONY, three O&R, and one joint CECONY-O&R demonstration projects.

The NYSPSC approved CECONY’s advanced metering infrastructure (AMI) installation plan for its electric and gas delivery businesses, subject to a cap on capital expenditures of $1,285 million. AMI components such as smart meters, a communication network, information technology systems and business applications, will facilitate REV initiatives. The plan provides for full deployment of AMI to CECONY’s customers by 2022. The NYSPSC also authorized O&R to expend $98.5 million to install AMI for its New York customers, which work was complete as of December 31, 2020.

The NYSPSC began to change compensation for DER and phase out net energy metering (NEM) in 2015. In New York, NEM compensates kilowatt-hours exported to the electric distribution system at the full-service rate for production, delivery, taxes and fees. NYSPSC’s policy is to phase in changes to limit annual bill increases to two percent, reducing the impact of this policy on non-participating residential customers that would have occurred under NEM, but the NYSPSC have permitted exceptions to this policy.

Energy Efficiency, Electric Vehicles and Energy Storage
In January 2020, the NYSPSC issued an order directing energy efficiency targets and budgets for New York utilities. The order approved $2,000 million statewide for electric and gas energy efficiency programs and heat pump budgets, and associated targets, for the years 2021 through 2025 to meet the NYSPSC’s goal of reducing electric use by 3 percent annually and gas use by 1.3 percent annually by 2025. The order authorized budgets for the years 2021 through 2025 for: electric energy efficiency programs of $593 million and $13 million for CECONY and O&R, respectively; gas energy efficiency programs of $235 million and $12 million for CECONY and O&R, respectively; and heat pump programs of $227 million and $15 million for CECONY and O&R, respectively. CECONY’s current electric and gas rate plans allow it to recover the costs of energy efficiency expenditures, including a full rate of return, in rates from customers. Previously, CECONY recovered the costs of its energy efficiency programs from its customers primarily through energy efficiency tracker surcharge mechanisms approved by the NYSPSC. CECONY billed customers approximately $100 million annually between 2016 and 2019, through these mechanisms. Pursuant to CECONY's previous electric rate plan, the company supplemented its energy efficiency transition implementation plan with new energy efficiency, electric vehicle and system peak reduction programs, at a total cost of $177 million from 2017 through 2019, that has been reflected in base rates. See Note B to the financial statements in Item 8.

38	CON EDISON ANNUAL REPORT 2020

In May 2018, the NYSPSC initiated a proceeding on the role of electric utilities in providing needed infrastructure and rate options to advance adoption of electric vehicles. In July 2020, the NYSPSC established a light-duty electric vehicle make-ready program that includes budgets of $290 million and $24 million for CECONY and O&R, respectively, through 2025 for electric vehicle infrastructure and related program costs. CECONY’s current electric rate plan also includes funding to offer up to $22 million in incentives for off-peak charging and electric vehicle infrastructure. The NYSPSC authorized both CECONY and O&R to recover these costs, including a full rate of return, in rates from customers.

In December 2018, the NYSPSC issued an order establishing an energy storage goal of up to 3,000 MW of energy storage by 2030 with an interim objective of 1,500 MW by 2025. The order also required CECONY to file an implementation plan for a competitive procurement process to deploy 300 MW of energy storage while O&R and the other New York electric utilities must plan to deploy 10 MW each. CECONY and O&R filed their implementation plans in February 2019. In December 2020, CECONY entered into a contract with a storage developer for energy storage services to provide power capacity of up to 100 MW. The Utilities expect to recover the cost of energy storage services, including a full rate of return, in rates from customers.

Climate Change
As indicated by the Intergovernmental Panel on Climate Change, emissions of greenhouse gases (GHG), including carbon dioxide, are very likely changing the world’s climate.
Climate change could affect customer demand for the Companies’ energy services. It might also cause physical damage to the Companies’ facilities and disruption of their operations due to more frequent and more extreme weather. In August 2020, Tropical Storm Isaias caused significant damage to the Utilities’ electric distribution systems and interrupted service to approximately 530,000 of the Utilities’ customers and caused the second-largest power outage in the Utilities’ history (Superstorm Sandy interrupted service to 1.4 million of the Utilities’ customers’ in October 2012) and resulted in the Utilities incurring substantial response and restoration costs. After Superstorm Sandy, CECONY invested $1,000 million in its infrastructure in order to improve its resilience against storms. In December 2019, CECONY completed a study of climate change vulnerability. The study evaluated present-day infrastructure, design specifications and procedures under a range of potential climate futures. The study identified sea level rise, coastal storm surge, inland flooding from intense rainfall, hurricane-strength winds and extreme heat to be CECONY’s most significant climate-driven risks to its electric, gas and steam systems. The study estimated that CECONY might need to invest between $1,800 million and $5,200 million by 2050 on targeted programs in order to adapt to potential impacts from climate change. During 2020, CECONY further evaluated its future climate change adaptation strategies and developed a climate change implementation plan that it filed with the NYSPSC in December 2020. The climate change implementation plan explains how CECONY will incorporate climate change projections for heat, precipitation, and sea level rise from the 2019 Climate Change Vulnerability Study into its operations to mitigate climate change risks to its assets and operations and establishes an ongoing process to reflect the latest science in the company’s planning. With respect to governance, CECONY is adopting a climate change planning and design guideline, creating an executive committee to oversee implementation of the plan, and is establishing a climate risk and resilience team to execute the day-to-day activities required by the plan.
Based on the most recent data (2018) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its direct GHG emissions constitute less than 0.1 percent of the nation’s GHG emissions. Transportation is the largest source of GHG emissions in New York State. Con Edison’s estimated emissions of GHG during the past five years were:

(Metric tons, in millions (a))	2016	2017	2018	2019	2020
CO2 equivalent emissions	3.1	3.0	3.1	2.9	2.7
(a)Estimated emissions for 2020 are based on preliminary data and are subject to third-party verification.
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

CON EDISON ANNUAL REPORT 2020	39

technologies to locate and repair leaks and by replacing older equipment. The Utilities also actively promote energy efficiency and the use of renewable generation to help their customers reduce their GHG emissions.
Emissions are also avoided by renewable electric production facilities replacing fossil-fueled electric production facilities and the continued operation of upstate nuclear power plants. See – “Clean Energy Future,” above. NYSERDA has been responsible for implementing the renewable portfolio standard (RPS) and Clean Energy Standard (CES) established by the NYSPSC. NYSERDA has entered into agreements with developers of large renewable electric production facilities and the owners of upstate nuclear power plants and pays them premiums based on the facilities’ electric output. These facilities sell their energy output in the wholesale energy and capacity markets administered by the NYISO. As a result of the Utilities’ participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable electric production facilities. NYSERDA also has provided rebates to customers who installed eligible renewable electric production technologies. The electricity produced by such customer-sited renewables generation offsets the energy that the Utilities would otherwise have procured, thereby reducing the amount of electricity produced by non-renewable production facilities.

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
In January 2016, the NYSPSC approved a 10-year $5,300 million clean energy fund to be managed by NYSERDA under the NYSPSC's supervision. The clean energy fund has four portfolios: market development; innovation and research; NY Green Bank and NY Sun. The Utilities collect all clean energy fund surcharges through the system benefit charge (including previously authorized RPS, EEPS, Technology and Market Development collections and incremental clean energy fund collections to be collected from electric customers only). The Utilities billed customers clean energy fund surcharges of $212 million, $305 million and $311 million in 2020, 2019, and 2018 respectively. For information about NYSPSC proceedings considering renewable generation see “Clean Energy Future," above.

CECONY is subject to carbon dioxide emissions regulations established by New York State under the Regional Greenhouse Gas Initiative (RGGI). The initiative, a cooperative effort by Northeastern and Mid-Atlantic states, established a decreasing cap on carbon dioxide emissions resulting from the generation of electricity. Under RGGI, affected electric generators are required to obtain emission allowances to cover their carbon dioxide emissions, available primarily through auctions administered by participating states or a secondary market. For the fourth RGGI control period (2018-2020), CECONY purchased allowances for 7.4 million short tons to meet its control period obligation, which is expected to be 6.4 million short tons. Due to changes in the New York State CO2 Budget Trading Program, for the fifth RGGI control period (2021 - 2023) CECONY expects two additional company facilities will be added to the RGGI program. However, since the affected units at these facilities are used only for peaking generation and when needed to restore power to the electric grid, these changes are not expected to materially impact the company’s RGGI obligations. CECONY will purchase RGGI allowances for the fifth control period based on anticipated emissions, which are expected to be similar to past compliance periods.
The cost to the Companies to comply with legislation, regulations or initiatives limiting GHG emissions could be substantial.

Environmental Sustainability
Con Edison’s sustainability strategy, as it relates to the environment, provides that the company is dedicated to making a transformational impact on the environment, our region, and the lives of the people we serve. As part of its strategy, the company seeks, among other things, to reduce direct and indirect emissions; enhance the efficiency of its water use; minimize its impact to natural ecosystems; focus on reducing, reusing and recycling to minimize consumption; and design its work in consideration of climate forecasts. Con Edison has adopted a clean energy commitment to further implement its sustainability strategy. The company’s clean energy commitment seeks to triple energy efficiency investments by 2030; achieve 100 percent clean electricity in New York State by 2040; transition the Utilities’ fleet of light-duty vehicles to electric vehicles; provide all-in support for electric vehicles across the Utilities’ service area; and accelerate the reduction of fossil fuels for building heating.

CECONY
Superfund
The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances

40	CON EDISON ANNUAL REPORT 2020

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
Coal tar or other MGP-related contaminants have been detected at the remaining 36 sites. Remedial actions have been completed at all or portions of 14 sites and the NYSDEC has issued NFA letters for these sites. In addition, remedial actions have been completed by property owners at all or portions of four sites under the NYS Brownfield Cleanup Program and Certificates of Completion have been issued by the NYSDEC for these sites. Remedial design, planning or action is ongoing for the remaining sites or portions of sites; however, the information as to the extent of contamination and scope of the remediation likely to be required for many of these sites is incomplete. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites (other than the Astoria site, which is discussed below) could range from $576 million to $2,194 million.
Astoria Site
CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property owned by it in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil and liquefied natural gas and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to remediate the contamination. The company’s investigations are ongoing. The company has submitted reports to the NYSDEC and the New York State Department of Health and in the future will be submitting additional reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property could range from $177 million to $537 million.
Gowanus Canal
In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent to or near the 1.8 mile Gowanus Canal in Brooklyn, New York. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses and parking lots. The canal is near several residential neighborhoods. In September 2013, the EPA issued its record of decision for the site. The EPA concluded that there was significant contamination at the site, including polycyclic aromatic hydrocarbons, polychlorinated biphenyls (PCBs), pesticides, metals and volatile organic compounds. The EPA selected a remedy for the site that includes dredging and disposal of some contaminated sediments and stabilization and capping of contamination that will not be removed. The EPA estimated the cost of the selected remedy to be $506 million (and has indicated the actual cost could be significantly higher). The EPA has identified 39 potentially responsible parties (PRPs) with respect to the site, including CECONY (which the EPA indicated has facilities that may be a source of PCBs at the site). The EPA ordered the PRPs, including CECONY, to coordinate and cooperate with each other to perform and/or fund the remedial design for the selected remedy, which current estimates indicate could cost approximately $103 million. CECONY is funding its allocated share of the remedial design costs along with the other PRPs. In April 2019, the EPA issued an order that requires the PRPs, including CECONY, to: (1) design and perform bulkhead structural support work, including associated access dredging, along certain portions of the upper reaches of the canal, and (2) complete the design work for bulkhead structural support along certain portions of the middle part of the canal. The PRPs and CECONY are coordinating the implementation of this new order. In January 2020, the EPA issued an order that requires six

CON EDISON ANNUAL REPORT 2020	41

PRPs, including CECONY, to initiate the remedial action work in the upper reaches of the canal following the completion of the bulkhead upgrades. The EPA estimated that this work would cost approximately $125 million and require about 30 months to complete. In November 2020, the PRPs began implementation of the work required under this order. Cleanup in other areas of the canal is not addressed by this order. In addition, other Federal agencies and the NYSDEC have previously notified the PRPs of their intent to perform a natural resource damage assessment for the site. CECONY is unable to estimate its exposure to liability for the Gowanus Canal site.

Newtown Creek
In June 2017, CECONY received a notice of potential liability from the EPA with respect to the Newtown Creek site that was listed in 2010 on the EPA’s National Priorities List of Superfund sites. The EPA has identified 18 potentially responsible parties (PRPs) with respect to the site, including CECONY, and has indicated that it will notify the company as additional PRPs are identified and notified by the EPA. Newtown Creek and its tributaries (collectively, Newtown Creek) form a 3.8 mile border between Brooklyn and Queens, New York. Currently, the predominant land use around Newtown Creek includes industrial, petroleum, recycling, manufacturing and distribution facilities and warehouses. Other uses include trucking, concrete manufacture, transportation infrastructure and a wastewater treatment plant. Newtown Creek is near several residential neighborhoods. Six PRPs, not including CECONY, pursuant to an administrative settlement agreement and order on consent the EPA issued to them in 2011, have been performing a remedial investigation of the site. The EPA indicated that sampling events have shown the sediments in Newtown Creek to be contaminated with a wide variety of hazardous substances including PCBs, metals, pesticides, polycyclic aromatic hydrocarbons and volatile organic compounds. The EPA also indicated that it has reason to believe that hazardous substances have come to be released from CECONY facilities into Newtown Creek. The current schedule anticipates completion of a feasibility study for the site during 2022 and issuance of the EPA's record of decision selecting a remedy for the site shortly thereafter. CECONY is unable to estimate its exposure to liability for the Newtown Creek site.
Other Superfund Sites
In 2016, CECONY and another utility responded to a reported dielectric fluid leak at a New Jersey marina on the Hudson River associated with one or two underwater transmission lines, the New Jersey portion of which is owned and operated by the other utility and the New York portion of which is owned and operated by CECONY. In 2017, after the marina owner had cleared substantial debris from its collapsed pier and rip rap material that it had previously placed over and in the vicinity of the underwater transmission lines in an attempt to shore up its failing pier, a dielectric fluid leak was found and repaired on one of the underwater transmission lines. In August 2018, the EPA declared the leak response complete. CECONY, the other utility and the marina owner are involved in litigation in federal court regarding response and repair costs, related damages, and the future of the lines. In August 2020, CECONY and the other utility entered into a settlement with the United States, under which the utilities settled the federal government’s claims for outstanding response costs, without admitting fault and while preserving the utilities’ rights to pursue recovery from the marina owner. CECONY expects that, consistent with the cost allocation provisions of its prior arrangements with the other utility for the transmission lines, the response and repair costs incurred by CECONY, the other utility and government agencies, net of any recovery from the marina owner, will be shared by CECONY and the other utility and that CECONY's share is not reasonably likely to have a material adverse effect on its financial position, results of operations or liquidity.
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

42	CON EDISON ANNUAL REPORT 2020

Site	Location	Start	Court or Agency	% of Total Liability
Cortese Landfill	Narrowsburg, NY	1987	EPA	6.0%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	100.0%
Metal Bank of America	Philadelphia, PA	1987	EPA	1.0%
Global Landfill	Old Bridge, NJ	1988	EPA	0.4%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	0.7%
Pure Earth	Vineland, NJ	2018	EPA	to be determined

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
O&R has completed remedial investigations at all seven of its MGP sites and has received the NYSDEC’s decision regarding the remedial work to be performed at six of the sites. Of the six sites, O&R has completed remediation at four sites. Remedial construction was conducted on a portion of one of the remaining sites in 2019 and remedial design is ongoing for the other remaining sites. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites could range from $77 million to $127 million.
Superfund Sites
O&R is a PRP at Superfund sites involving other PRPs and participates in PRP groups at those sites. The company is not managing the site investigation and remediation at these multiparty Superfund sites. Work at these sites is in various stages, and investigation, remediation and monitoring activities at some of these sites is expected to continue over extended periods of time. The company believes that it is unlikely that monetary sanctions, such as penalties, will be imposed by any governmental authority with respect to these sites.
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

Other Federal, State and Local Environmental Provisions
Toxic Substances Control Act
Virtually all electric utilities, including CECONY and O&R, own equipment containing PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976. The Utilities have procedures in place to manage and dispose of oil and equipment containing PCBs properly when they are removed from service.

CON EDISON ANNUAL REPORT 2020	43

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
Air Quality
Under new source review regulations, an owner of a large generating facility, including CECONY’s steam and steam-electric generating facilities, is required to obtain a permit before making modifications to the facility, other than routine maintenance, repair, or replacement, that increase emissions of pollutants from the facility above specified thresholds. To obtain a permit, the facility owner could be required to install additional pollution controls or otherwise limit emissions from the facility. The company reviews on an on-going basis its planned modifications to its facilities to determine the potential applicability of new source review and similar regulations.
The EPA's Transport Rule (also referred to as the Cross-State Air Pollution Rule), which was implemented in January 2015, established a new cap-and-trade program requiring further reductions in air emissions than the Clean Air Intrastate Rule (CAIR) that it replaced. Under the Transport Rule, utilities are to be allocated emissions allowances and may sell the allowances or buy additional allowances. CECONY requested and received NYSPSC approval to change the provisions under which the company recovers its purchased power costs to provide for costs incurred to purchase emissions allowances and revenues received from the sale of allowances. CECONY complied with the Transport Rule in 2020 and expects to comply with the rule in 2021. In 2020, the EPA proposed changes to the Transport Rule in response to a court decision. The EPA is under a court order to finalize this proposed action by March 15, 2021. If the changes to the Transport Rule are adopted as proposed, the number of allowances allocated to CECONY would decrease and the company would be required to purchase allowances to offset the decreased allocation.

The New York State Department of Environmental Conservation issued regulations in 2019 that limits nitrous oxides (NOx) emissions during the ozone season from May through September and affects older peaking units that are generally located downstate and needed during periods of high electric demand or for local reliability purposes. See “CECONY – Electric Operations – Electric Supply,” above.

Environmental Matters
For information concerning climate change, environmental sustainability, potential liabilities arising from laws and regulations protecting the environment and other environmental matters, see “Environmental Matters” in Item 1, "Air Quality," above and Note G to the financial statements in Item 8.

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
Human Capital
Con Edison is committed to attracting, developing, and retaining a talented, diverse workforce. It values and supports a wide range of employee needs and interests. The company’s skilled and experienced workforce enables the company to maintain best-in-class reliability and progress towards achieving a clean energy future. Human capital measures focus on employee safety, hiring the right talent, employee development and retention, diversity and inclusion, emergency response and providing essential services to customers while protecting employees during the COVID-19 pandemic.

On December 31, 2020, Con Edison and its subsidiaries had 14,071 employees, based entirely in the United States including 12,477 at CECONY; 1,118 at O&R, 468 at the Clean Energy Businesses and 8 at Con Edison

44	CON EDISON ANNUAL REPORT 2020

Transmission. Of the total CECONY and O&R employees, 7,174 and 574 employees, respectively, were represented by a collective bargaining unit. The collective bargaining agreement covering most of the CECONY employees expires in June 2024. Agreements covering other CECONY employees and O&R employees expire in June 2021 and May 2023, respectively.

Con Edison measures the voluntary attrition rate of its employees in assessing the company’s overall human capital. The company has a low annual turnover rate of approximately 6.5 percent, half of which is attributed to retirements. The average length of service is 14 years. Con Edison strives to have a diverse and inclusive workforce. A comprehensive diversity and inclusion strategy underlies the corporate culture; informing how its employees engage with one another, and setting the foundation for a respectful and inclusive environment. On December 31, 2020, women represented 21.9 percent of the total workforce and people of color represented 49 percent of the workforce, with ethnicity breaking down as follows: 51.0 percent White, 20.8 percent Black, 18.1 percent Hispanic, 8.8 percent Asian and 1.3 percent other.

In managing the business, the company focuses heavily on creating a strong safety culture. Continuous focus on safety while performing work is paramount, and leaders and managers are committed to implementing programs and practices that promote the right knowledge, skills, and attitudes to successfully undertake the responsibilities of safety, including required training for both field and office employees. To that end, the company has a dedicated facility, the Learning Center, that offers classes to employees covering technical courses, skills enhancement, safety, and leadership development. During 2020, employees spent almost 500,000 hours in instructor-led training. Further, the company maintains a career development and succession planning program that is committed to helping employees grow their careers, talents, skills and abilities. In addition to their daily job functions, employees of the Utilities are assigned to and trained on a position for emergency response that is mobilized in the event of a weather event or emergency.

As a result of the COVID-19 pandemic, 60 percent of the total workforce was working remotely as of December 31, 2020. The viability of a mobile workforce was made possible by digital software and smart device capabilities that helped employees to collaborate with each other and remain productive while complying with health requirements. Even as the company continues to respond to the pandemic, the entire CECONY and O&R workforce is available in the event of an emergency that requires on-site presence. During 2020, Con Edison and its subsidiaries managed their operations and resources while avoiding lay-offs and furloughs and continued to recruit, interview, and hire internal and external applicants to fill critical positions. Con Edison, and its subsidiaries support employee health through mandatory pre-entry symptom surveys for employees arriving at all company locations, regular cleaning and disinfecting of all work and common areas, promoting social distancing, requiring face coverings, and directing employees to work remotely whenever possible.

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
The Companies have established an enterprise risk management program to identify, assess, manage and monitor its major business risks based on established criteria for the severity of an event, the likelihood of its occurrence, and the programs in place to control the event or reduce the impact. The Companies’ major risks include:

CON EDISON ANNUAL REPORT 2020	45

Regulatory/Compliance Risks:
The Companies Are Extensively Regulated And Are Subject To Substantial Penalties.    The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. State utility regulators may seek to impose substantial penalties on the Utilities for violations of state utility laws, regulations or orders. In addition, the Utilities' rate plans usually include negative revenue adjustments for failing to meet certain operating and customer satisfaction standards. In January 2021, Governor Cuomo proposed legislation that, if enacted, would establish an automatic moratorium on disconnections of residential and small business customers by the Utilities during certain states of emergency. In November 2020, the NYSPSC issued orders to show cause why substantial penalties should not be imposed on the Utilities regarding their preparation for and response to Tropical Storm Isaias and on CECONY regarding its actions and/or omissions prior to, during, and after the July 2019 power outages on the west side of Manhattan and in the Flatbush area of Brooklyn. The orders further indicated that should the NYSPSC confirm that certain alleged violations demonstrate a failure by the Utilities to continue to provide safe and adequate service, the NYSPSC would be authorized to commence a proceeding to revoke or modify the Utilities’ operating certificates. See Note B to the financial statements in Item 8. FERC has the authority to impose penalties on the Utilities, the Clean Energy Businesses and the projects that Con Edison Transmission invests in, which could be substantial, for violations of the Federal Power Act, the Natural Gas Act or related rules, including reliability and cyber security rules. Environmental agencies may seek penalties for failure to comply with laws, regulations or permits. The Companies may also be subject to penalties from other regulatory agencies. The Companies may be subject to new laws, regulations or other requirements or the revision or reinterpretation of such requirements, which could adversely affect them. See “Utility Regulation", "Competition" and “Environmental Matters – Climate Change" and "Environmental Matters - Other Federal, State and Local Environmental Provisions” in Item 1, “Application of Critical Accounting Policies” in Item 7 and “COVID-19 Regulatory Matters” and “Other Regulatory Matters” in Note B to the financial statements in Item 8.

The Utilities’ Rate Plans May Not Provide A Reasonable Return.    The Utilities have rate plans approved by state utility regulators that limit the rates they can charge their customers. The rates are generally designed for, but do not guarantee, the recovery of the Utilities’ cost of service (including a return on equity). See “Utility Regulation – State Utility Regulation – Rate Plans” in Item 1 and “Rate Plans” in Note B to the financial statements in Item 8. Rates usually may not be changed during the specified terms of the rate plans other than to recover energy costs and limited other exceptions. The Utilities’ actual costs may exceed levels provided for such costs in the rate plans (see “COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8). State utility regulators can initiate proceedings to prohibit the Utilities from recovering from their customers the cost of service (including energy costs and storm restoration costs) that the regulators determine to have been imprudently incurred (see "Other Regulatory Matters" in Note B to the financial statements in Item 8). The Utilities have from time to time entered into settlement agreements to resolve various prudence proceedings.

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

46	CON EDISON ANNUAL REPORT 2020

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
A Cyber Attack Could Adversely Affect The Companies.    The Companies and other operators of critical energy infrastructure and energy market participants face a heightened risk of cyber attack and the Companies’ businesses require the continued operation of information systems and network infrastructure. See Item 1 for a description of the businesses of the Utilities, the Clean Energy Businesses and Con Edison Transmission. Cyber attacks may include hacking, viruses, malware, denial of service attacks, ransomware or other security breaches, including loss of data. Cyber threats to the electric and gas systems are increasing in sophistication, magnitude and frequency. There has been a growing use of COVID-19 related themes by malicious cyber actors and the significant increase in employees working remotely has increased the attack surface area for the Companies as well as their contractors and vendors.Interconnectivity with customers through advanced metering infrastructure, independent system operators, energy traders and other energy market participants, suppliers, contractors and others also exposes the Companies’ information systems and network infrastructure to an increased risk of cyber incidents, including attacks, and increases the risk that a cyber incident or attack on the Companies could affect others. In the event of a cyber incident or attack that the Companies were unable to defend against or mitigate, the Companies could have their operations and the operations of their customers and others disrupted. The Companies could also have their financial and other information systems and network infrastructure impaired, property damaged, and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation, penalties and damage to their reputation. In December 2020, it was announced that updates from SolarWinds, a network monitoring tool used by CECONY, O&R and the Clean Energy Businesses, was compromised and facilitated a cyberattack against multiple private and public sector entities. The Companies have experienced cyber incidents and attacks, including the recent SolarWinds attack, although none of the incidents or attacks had a material impact.

The Failure Of Processes and Systems And The Performance Of Employees And Contractors Could Adversely Affect The Companies.    The Companies have developed business processes and use information and communication systems for operations, customer service, legal compliance, personnel, accounting, planning and other matters. The Companies have completed a multi-year, phased transition of information technology services, including application maintenance and support and infrastructure and operations services, to a contractor. The failure of the Companies’ or its contractors' business processes or information and communication systems or the failure by the Companies’ employees or contractors to follow procedures, their unsafe actions, errors or intentional misconduct, cyber incidents or attacks, or work stoppages could adversely affect the Companies’ operations and liquidity and result in substantial liability, higher costs and increased regulatory requirements. The violation of laws or regulations by employees or contractors for personal gain may result from contract and procurement fraud, extortion, bribe acceptance, fraudulent related-party transactions and serious breaches of corporate policy or standards of business conduct. See “Human Capital” in Item 1.
Environmental Risks:
The Companies Are Exposed To Risks From The Environmental Consequences Of Their Operations.    The Companies are exposed to risks relating to climate change and related matters. In 2019, CECONY completed a climate change vulnerability study and during 2020, CECONY further evaluated its future climate change adaptation strategies and developed a climate change implementation plan. New York State enacted the Climate Leadership and Community Protection Act and New York City enacted the Climate Mobilization Act. See “Environmental Matters – Clean Energy Future” in Item 1. CECONY may also be impacted by regulations requiring reductions in air emissions. See “Environmental Matters – Other Federal, State and Local Environmental Provisions – Air Quality” in Item 1. In addition, the Utilities are responsible for hazardous substances, such as asbestos, PCBs and coal tar, that

CON EDISON ANNUAL REPORT 2020	47

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
Con Edison’s Ability To Pay Dividends Or Interest Depends On Dividends From Its Subsidiaries.    Con Edison’s ability to pay dividends on its common stock or interest on its external borrowings depends primarily on the dividends and other distributions it receives from its subsidiaries. The dividends that the Utilities may pay to Con Edison are limited by the NYSPSC to not more than 100 percent of their respective income available for dividends calculated on a two-year rolling average basis, with certain exceptions. See “Dividends” in Note C and Note T to the financial statements in Item 8.
The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their construction expenditures will exceed $10,800 million over the next three years. The Utilities use internally-generated funds, equity contributions from Con Edison, if any, and external borrowings to fund the construction expenditures. The Clean Energy Businesses are investing in renewable generation and sustainable energy infrastructure projects that require funds in excess of those produced in the businesses. Con Edison expects to finance its capital requirements primarily through internally generated funds, the sale of its common shares or external borrowings. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.
Changes To Tax Laws Could Adversely Affect the Companies.  Changes to tax laws, regulations or interpretations thereof could have a material adverse impact on the Companies. Depending on the extent of these changes, the changes could also adversely impact the Companies’ credit ratings and liquidity. The reduction in the federal corporate income tax rate to 21 percent under the TCJA resulted in decreased cash flows from operating activities, and requires increased cash flows from financing activities, for the Utilities. See “Capital Requirements and Resources – Capital Resources” in Item 1, “Liquidity and Capital Resources – Cash Flows from Operating Activities” in Item 7, "Rate Plans" and "Other Regulatory Matters" in Note B and Note L to the financial statements in Item 8.

48	CON EDISON ANNUAL REPORT 2020

Other Risks:
The Companies Face Risks Related To Health Epidemics And Other Outbreaks, Including The COVID-19 Pandemic.    The COVID-19 pandemic has impacted, and continues to impact, countries, communities, supply chains and markets. During 2020, the Companies’ service territories included some of the most severely impacted counties in the United States. As a result of the COVID-19 pandemic, there has been an economic slowdown in the Companies’ service territories, decreased demand for the services that they provide and changes in governmental and regulatory policy. The decline in business activity in the Companies’ service territories has resulted in lower billed sales revenues and increased difficulty of customers to pay bills. Although the Utilities’ New York electric and gas businesses have largely effective revenue decoupling mechanisms in place, lower billed sales revenues and higher uncollectible accounts have impacted and could continue to impact the Companies’ liquidity. The Utilities have also suspended service disconnections, new late payment charges and certain other fees for customers, which may result in a further increase to bad debt expense. The Companies will continue to monitor developments relating to the COVID-19 pandemic; however, the Companies cannot predict the extent to which, COVID-19 may have a material impact on liquidity, financial condition, and results of operations. The situation is changing rapidly and future impacts may materialize that are not yet known. Accordingly, the extent to which COVID-19 may impact these matters will depend on future developments that are highly uncertain and cannot be predicted, including the success of vaccination efforts, actions that federal, state and local governmental or regulatory agencies may continue to take in response to the COVID-19 pandemic, and other actions taken to contain it or treat its impact, among others. See “Coronavirus Disease 2019 (COVID-19) Impacts” in Item 7 and “COVID-19 Regulatory Matters” in Note B.

The Companies’ Strategies May Not Be Effective To Address Changes In The External Business Environment.    The failure to identify, plan and execute strategies to address changes in the external business environment could have a material adverse impact on the Companies. Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted electric and gas assets. Changes to public policy, laws or regulations (or interpretations thereof), customer behavior or technology could significantly impact the value of the Utilities’ energy delivery facilities, the Clean Energy Businesses’ renewable and sustainable energy infrastructure projects and Con Edison Transmission's investment in electric and gas transmission projects. Such changes could also affect the Companies’ opportunities to make additional investments in such assets and the potential return on the investments. The Utilities' gas delivery customers and CECONY's steam delivery customers have alternatives, such as electricity and oil. Distributed energy resources, and demand reduction and energy efficiency investments, provide ways for the energy consumers within the Utilities’ service areas to manage their energy usage. The Companies expect distributed energy resources and electric alternatives to gas and steam to increase, and for gas and steam usage to decrease, as the CLCPA and the Climate Mobilization Act continue to be implemented. CECONY established a gas moratorium in March 2019 on new gas service in most of Westchester County. CECONY filed a gas planning analysis with the NYSPSC in July 2020 stating the moratorium could be lifted when increased pipeline capacity is achieved or peak demand is reduced to a level that would enable the company to lift the moratorium and that it is monitoring gas supply constraint in the New York City portion of its service territory. See "Clean Energy Businesses," "Con Edison Transmission," "Environmental Matters - Clean Energy Future" and "Environmental Matters - Climate Change," “Competition” and "CECONY - Gas Peak Demand" in Item 1.

The Companies Also Face Other Risks That Are Beyond Their Control.    The Companies’ results of operations can be affected by circumstances or events that are beyond their control. Weather and energy efficiency efforts directly influence the demand for electricity, gas and steam service, and can affect the price of energy commodities. Terrorist or other physical attacks or acts of war could damage the Companies' facilities. Economic conditions can affect customers’ demand and ability to pay for service, which could adversely affect the Companies.

Item 1B: Unresolved Staff Comments
Con Edison
Con Edison has no unresolved comments from the SEC staff.
CECONY
CECONY has no unresolved comments from the SEC staff.

Item 2:    Properties
Con Edison
Con Edison has no significant properties other than those of the Utilities and the Clean Energy Businesses.

CON EDISON ANNUAL REPORT 2020	49

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

Item 3:    Legal Proceedings
For information about certain legal proceedings affecting the Companies, see “Other Regulatory Matters” in Note B, and “Superfund Sites” and “Asbestos Proceedings” in Note G and “Manhattan Explosion and Fire” in Note H to the financial statements in Item 8 and “Environmental Matters – CECONY – Superfund” and “Environmental Matters – O&R – Superfund” in Item 1 of this report, which information is incorporated herein by reference.

Item 4:    Mine Safety Disclosures
Not applicable.

50	CON EDISON ANNUAL REPORT 2020

Information about our Executive Officers
The following table sets forth certain information about the executive officers of Con Edison as of February 18, 2021. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
Timothy P. Cawley	56	12/20 to present – President and Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of CECONY
		1/18 to 12/20 – President of CECONY
		12/13 to 12/17 – President and Chief Executive Officer of O&R
Robert Hoglund	59	9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and CECONY
Matthew Ketschke	49	1/21 to present – President of CECONY
		11/17 to 12/20 – Senior Vice President – Customer Energy Solutions
		7/15 to 10/17 – Vice President – Distributed Resource Integration
Robert Sanchez	55	12/17 to present – President and Chief Executive Officer of O&R
		11/17 – Senior Vice President of CECONY
		9/16 to 10/17 – Senior Vice President – Corporate Shared Services of CECONY
		9/14 to 8/16 – Vice President – Brooklyn & Queens Electric Operations of CECONY
Mark Noyes	56	12/16 to present – President and Chief Executive Officer of Con Edison Clean Energy Businesses, Inc.
		5/16 to present – President and Chief Executive Officer of Consolidated Edison Solutions, Inc.
		10/15 to present – President and Chief Executive Officer of Consolidated Edison Development, Inc. and Consolidated Edison Energy, Inc.
Stuart Nachmias	56	1/20 to present – President and Chief Executive Officer of Con Edison Transmission, Inc.
		05/08 to 12/19 – Vice President of Energy Policy and Regulatory Affairs of CECONY
Deneen L. Donnley	56	1/20 to present – Senior Vice President and General Counsel of Con Edison and CECONY
		10/19 to 12/19 – Senior Vice President of Con Edison and CECONY
		9/15 to 10/19 – Executive Vice President, Chief Legal Officer and Corporate Secretary – USAA
Frances A. Resheske	60	2/02 to present – Senior Vice President – Corporate Affairs of CECONY
Mary E. Kelly	52	11/17 to present – Senior Vice President – Corporate Shared Services of CECONY
		1/16 to 10/17 – Vice President – Gas Engineering
		1/14 to 12/15 – Vice President – Construction
Lore de la Bastide	59	7/19 to present – Senior Vice President – Utility Shared Services of CECONY
		6/19 – Senior Vice President of CECONY
		11/14 to 5/19 – Vice President and General Auditor of CECONY
Joseph Miller	58	1/21 to present – Vice President and Controller of Con Edison and CECONY
		1/21 to present – Chief Financial Officer and Controller of O&R
		8/06 to 12/20 – Assistant Controller of Corporate Accounting of CECONY
Yukari Saegusa	53	9/16 to present – Treasurer of Con Edison and CECONY
		8/16 to present – Vice President of Con Edison and CECONY
		8/13 to present – Treasurer of O&R
		3/13 to 7/16 – Director of Corporate Finance of CECONY
Gurudatta Nadkarni	55	1/08 to present – Vice President of Strategic Planning of CECONY

CON EDISON ANNUAL REPORT 2020	51

Part II
Item 5:    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison
Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange under the trading symbol "ED." As of January 31, 2021, there were 40,198 holders of record of Con Edison’s Common Shares. Con Edison paid quarterly dividends of 74 cents per Common Share in 2019 and quarterly dividends of 76.5 cents per Common Share in 2020. On January 21, 2021, Con Edison declared a quarterly dividend of 77.5 cents per Common Share that is payable on March 15, 2021. Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends is subject to approval and declaration by Con Edison’s Board of Directors and will depend on a variety of factors including business, financial and regulatory considerations. For additional information about the payment of dividends by the Utilities to Con Edison, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).
During 2020, the market price of Con Edison’s Common Shares decreased by 20.1 percent (from $90.47 at year-end 2019 to $72.27 at year-end 2020). By comparison, the S&P 500 Index increased 16.3 percent and the S&P 500 Utilities Index decreased 2.8 percent. The total return to Con Edison’s common shareholders during 2020, including both price depreciation and investment of dividends, was (17) percent. By comparison, the total returns for the S&P 500 Index and the S&P 500 Utilities Index were 18.4 percent and 0.5 percent, respectively. For the five-year period 2016 through 2020 inclusive, Con Edison’s shareholders’ total return was 34.7 percent, compared with total returns for the S&P 500 Index and the S&P 500 Utilities Index of 103.0 percent and 72.3 percent, respectively.

	Years Ended December 31,
Company / Index	2015	2016	2017	2018	2019	2020
Consolidated Edison, Inc.	100.00	118.90	141.84	132.45	162.31	134.73
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P Utilities	100.00	116.29	130.36	135.72	171.48	172.31
Based on $100 invested at December 31, 2015, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

52	CON EDISON ANNUAL REPORT 2020

CECONY
The outstanding shares of CECONY’s Common Stock ($2.50 par value) are the only class of common equity of CECONY. They are held by Con Edison and are not traded.
The dividends declared by CECONY in 2019 and 2020 are shown in its Consolidated Statement of Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

Item 6:    Selected Financial Data
For selected financial data of Con Edison and CECONY, see “Introduction” appearing before Item 1 (which selected financial data is incorporated herein by reference).

CON EDISON ANNUAL REPORT 2020	53

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

Corporate Overview
Con Edison’s principal business operations are those of the Utilities. Con Edison's business operations also include those of the Clean Energy Businesses and Con Edison Transmission. See “Significant Developments and Outlook” in the Introduction to this report, “The Utilities,” “Clean Energy Businesses” and "Con Edison Transmission" in Item 1, and segment financial information in Note O to the financial statements in Item 8. Certain financial data of Con Edison’s businesses are presented below:

	For the Year Ended December 31, 2020				At December 31, 2020
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$10,647	87%	$1,185	108%	$50,967	81%
O&R	862	7%	71	6%	3,247	5%
Total Utilities	11,509	94%	1,256	114%	54,214	86%
Clean Energy Businesses (a)	736	6%	24	2%	6,848	11%
Con Edison Transmission (b)	4	—%	(175)	(16)%	1,348	2%
Other (c)	(3)	—%	(4)	—%	485	1%
Total Con Edison	$12,246	100%	$1,101	100%	$62,895	100%
(a)Net income for common stock from the Clean Energy Businesses for the year ended December 31, 2020 includes $(43) million of net after-tax mark-to-market losses and reflects $32 million (after-tax) of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note R to the financial statements in Item 8.
(b)Net income for common stock from Con Edison Transmission for the year ended December 31, 2020 includes $(232) million of a net after-tax impairment loss related to its investment in Mountain Valley Pipeline, LLC. See "Application of Critical Accounting Policies - Investments" in Item 7 and "Investments" in Note A to the financial statements in Item 8.
(c)Other includes parent company and consolidation adjustments. Net income for common stock includes $9 million of income tax impact for the impairment loss related to investment in Mountain Valley Pipeline, LLC.

Coronavirus Disease 2019 (COVID-19) Impacts
The Companies continue to respond to the Coronavirus Disease 2019 (COVID-19) global pandemic by working to reduce the potential risks posed by its spread to employees, customers and other stakeholders. The Companies continue to employ an incident command structure led by a pandemic planning team. The Companies support employee health and facility hygiene through mandatory pre-entry symptom surveys for employees arriving at all company locations, regular cleaning and disinfecting of all work and common areas, promoting social distancing and directing employees to work remotely whenever possible. Employees who test positive for COVID-19 are directed to quarantine at home and are evaluated for close, prolonged contact with other employees that would require those employees to quarantine at home. Following the Centers for Disease Control and Prevention guidelines, sick or quarantined employees return to work when they can safely do so. The Utilities continue to provide critical electric, gas and steam service to customers during the pandemic. Additional safety protocols have been implemented to protect employees, customers and the public, when work at customer premises is required. As a result of COVID-19 clusters that have arisen in various areas of New York within the Utilities’ service territory, the Utilities have limited their work in customer premises in the impacted areas to only address emergency, safety-related and selected service connections requested by customers. The Companies have procured an inventory of pandemic-related materials to address anticipated future needs and maintain regular communications with key suppliers.

Below is additional information related to the effects of the COVID-19 pandemic and the Companies’ actions. Also, see “COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8, which information is incorporated herein by reference.

54	CON EDISON ANNUAL REPORT 2020

Impact of CARES Act and 2021 Appropriations Act on Accounting for Income Taxes
In response to the economic impacts of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act became law on March 27, 2020. The CARES Act has several key business tax relief measures that may present potential cash benefits and/or refund opportunities for Con Edison and its subsidiaries, including permitting a five-year carryback of a net operating loss (NOL) for tax years 2018, 2019 and 2020, temporary removal of the 80 percent limitation of NOL carryforwards against taxable income for tax years before 2021, temporary relaxation of the limitations on interest deductions, Employee Retention Tax Credit and deferral of payments of employer payroll taxes.

Con Edison carried back its NOL of $29 million from tax year 2018 to tax year 2013. This allowed Con Edison, mostly at the Clean Energy Businesses, to receive a $2.5 million net tax refund and to recognize a discrete income tax benefit of $4 million in 2020, due to the higher federal statutory tax rate in 2013. See "Income Tax" in Note L. Con Edison and its subsidiaries did not have a federal NOL in tax years 2019 or 2020.

Con Edison and its subsidiaries benefited by the increase in the percentage for calculating the limitation on the interest expense deduction from 30 percent of Adjusted Taxable Income (ATI) to 50 percent of ATI in 2019 and 2020, which allowed the Companies to deduct 100 percent of their interest expense.

The Companies qualify for an employee retention tax credit created under the CARES Act for "eligible employers" related to governmental authorities imposing restrictions that partially suspended their operations for a portion of their workforce due to the COVID-19 pandemic and the Companies continued to pay them. For the year ended December 31, 2020, Con Edison and CECONY recognized a tax benefit to Taxes, other than income taxes of $10 million and $7 million, respectively.

The CARES Act also allows employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020 through December 31, 2020. The Companies deferred the payment of employer payroll taxes for the period April 1, 2020 through December 31, 2020 of approximately $71 million ($63 million of which is for CECONY). The Companies will repay half of this liability by December 31, 2021 and the other half by December 31, 2022.

In December 2020, the Consolidated Appropriations Act, 2021 (the 2021 Appropriations Act) was signed into law. The 2021 Appropriations Act, among other things, extends the expiring employee retention tax credit to include qualified wages paid in the first two quarters of 2021, increases the qualified wages paid to an employee from 50 percent up to $10,000 annually in 2020 to 70 percent up to $10,000 per quarter in 2021 and increases the maximum employee retention tax credit amount an employer can take per employee from $5,000 in 2020 to $14,000 in the first two quarters of 2021.

Accounting Considerations
Due to the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders, decline in business, bankruptcies, layoffs and furloughs, among other factors, both commercial and residential customers may have increased difficulty paying their utility bills. CECONY and O&R have existing allowances for uncollectible accounts established against their customer accounts receivable balances that are reevaluated each quarter and updated accordingly. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances are not reflected in rates during the term of the current rate plans. During 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates, resulting in increases to the customer allowance for uncollectible accounts as detailed herein. CECONY’s and O&R’s allowances for uncollectible customer accounts reserve increased from $65 million and $4.6 million at December 31, 2019 to $138 million and $8.7 million at December 31, 2020, respectively. See Note A and "COVID-19 Regulatory Matters" in Note B to the Financial Statements in Item 8.

The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of goodwill, long-lived or intangible assets may not be recoverable at December 31, 2020. See Notes A and K to the financial statements in Item 8.

Liquidity and Financing
The Companies continue to monitor the impacts of the COVID-19 pandemic on the financial markets closely, including borrowing rates and daily cash collections. The Companies have been able to access the capital markets as needed since the start of the COVID-19 pandemic in March 2020. See Notes C and D to the financial statements

CON EDISON ANNUAL REPORT 2020	55

in Item 8. However, a continued economic downturn as a result of the COVID-19 pandemic could increase the amount of capital needed by the Utilities and the costs of such capital.

The decline in business activity in the Utilities’ service territory as a result of the COVID-19 pandemic resulted in lower billed sales revenues in 2020 and a slower recovery in cash of outstanding customer accounts receivable balances and is expected to continue to do so in 2021. The Utilities’ rate plans have revenue decoupling mechanisms in their New York electric and gas businesses that largely reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC per month and accumulate the deferred balances semi-annually under CECONY's electric rate plan (January through June and July through December, respectively) and annually under CECONY's gas rate plan and O&R New York's electric and gas rate plans (January through December). Differences are accrued with interest each month for CECONY's and O&R New York’s electric customers and after the annual deferral period ends for CECONY's and O&R New York’s gas customers for refund to, or recovery from customers, as applicable. Generally, the refund to or recovery from customers begins August and February of each year over an ensuing six-month period for CECONY's electric customers and February of each year over an ensuing twelve-month period for CECONY's gas and O&R New York's electric and gas customers. Although these revenue decoupling mechanisms are in place, lower billed sales revenues and higher uncollectible accounts have reduced and is expected to continue to reduce liquidity at the Utilities. Also, in March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers and such suspensions may continue through 2021 or later. For the year ended December 31, 2020, the estimated foregone revenues that were not collected by the Utilities were approximately $61 million for CECONY and $3 million for O&R. These foregone revenues have reduced and may continue to reduce liquidity at the Utilities. See Note A and "COVID-19 Regulatory Matters" in Note B to the financial statements in Item 8.

Con Edison and the Utilities also have a $2,250 million credit agreement (Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until December 2023 ($2,200 million of commitments from December 2022). Con Edison and the Utilities have not entered into any loans under the Credit Agreement. See Note D to the financial statements in Item 8.

Results of Operations
Net income for common stock and earnings per share for the years ended December 31, 2020, 2019 and 2018 were as follows:

(Millions of Dollars, except per share amounts)	Net Income for Common Stock			Earnings per Share
	2020	2019	2018	2020	2019	2018
CECONY	$1,185	$1,250	$1,196	$3.54	$3.80	$3.84
O&R	71	70	59	0.21	0.21	0.19
Clean Energy Businesses (a)(b)	24	(18)	145	0.07	(0.06)	0.46
Con Edison Transmission (c)	(175)	52	47	(0.52)	0.16	0.15
Other (d)	(4)	(11)	(65)	(0.01)	(0.02)	(0.21)
Con Edison (e)	$1,101	$1,343	$1,382	$3.29	$4.09	$4.43
(a)Net income for common stock from the Clean Energy Businesses for the year ended December 31, 2020 and 2019 reflects $32 million or $0.10 a share (after-tax) and $74 million or $0.22 a share (after-tax) of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note R to the financial statements in Item 8. Net income for common stock from the Clean Energy Businesses also includes $(43) million or $(0.13) a share, $(21) million or $(0.07) a share and $(6) million or $(0.02) a share of net after-tax mark-to-market losses in 2020, 2019 and 2018, respectively.
(b)In December 2018, the Clean Energy Businesses acquired Sempra Solar Holdings, LLC. Upon completion of the acquisition, the Clean Energy Businesses recognized an after-tax gain of $89 million or $0.28 per share with respect to jointly-owned renewable energy production projects. See Note V to the financial statements in Item 8.
(c)Net income for common stock from Con Edison Transmission for the year ended December 31, 2020 includes $(232) million or $(0.69) a share of net after-tax impairment loss related to its investment in Mountain Valley Pipeline, LLC. See "Application of Critical Accounting Policies - Investments" in Item 7 and “Investments” in Note A to the financial statements in Item 8.
(d)Other includes parent company and consolidation adjustments. Net income for common stock includes $9 million or $0.03 a share of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Mountain Valley Pipeline, LLC. See “Investments” in Note A to the financial statements in Item 8. Net income for common stock includes $(42) million or $(0.14) a share of income tax expense resulting from a re-measurement of the company's deferred tax assets and liabilities following the issuance of proposed regulations relating to the TCJA for the year ended December 31, 2018. See Note L to the financial statements in Item 8. Net income for common stock for the year ended December 31, 2018 also includes $(8) million or $(0.02) a share of the after-tax transaction costs related to the Clean Energy Businesses' purchase of Sempra Solar Holdings, LLC. See Note V to the financial statements in Item 8.
(e)Earnings per share on a diluted basis were $3.28 a share, $4.08 a share and $4.42 a share in 2020, 2019 and 2018, respectively. See "Earnings Per Common Share" in Note A to the financial statements in Item 8.

56	CON EDISON ANNUAL REPORT 2020

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the years ended December 31, 2020 as compared with 2019, and 2019 as compared with 2018.

CON EDISON ANNUAL REPORT 2020	57

	Variation for the Year Ended December 31, 2020 vs. 2019
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.12	$41	Primarily reflects higher gas net base revenues due to the base rate increase in January 2020 under the company's gas rate plan of $0.20 a share, offset in part by lower steam net revenues of $(0.04) a share due to the impact of the Coronavirus Disease 2019 (COVID-19) pandemic.
Weather impact on steam revenues	(0.10)	(32)	Reflects the impact of warmer winter weather in the 2020 period.
Operations and maintenance expenses	0.82	270	Reflects lower costs for pension and other postretirement benefits of $0.53 a share, which are reconciled under the rate plans, lower regulatory assessments and fees that are collected in revenues from customers of $0.30 a share and lower stock-based compensation of $0.06 a share, offset in part by incremental costs associated with the COVID-19 pandemic of $(0.03) a share and food and medicine spoilage claims related to electric outages caused by Tropical Storm Isaias of $(0.02) a share.
Depreciation, property taxes and other tax matters	(0.88)	(284)	Reflects higher depreciation and amortization expense of $(0.51) a share and higher property taxes of $(0.37) a share, both of which are recoverable under the rate plans, and the absence in 2020 of a reduction in the sales and use tax reserve upon conclusion of the audit assessment of $(0.02) a share, offset in part by, the employee retention tax credit under the CARES Act of $0.02 a share.
Other	(0.22)	(60)	Primarily reflects foregone revenues from the suspension of customers' late payment charges and certain other fees associated with the COVID-19 pandemic of $(0.14) a share and the dilutive effect of Con Edison's stock issuances of $(0.07) a share.
Total CECONY	(0.26)	(65)
O&R (a)
Changes in rate plans	0.05	14	Reflects electric and gas base rate increases of $0.04 a share and $0.01 a share, respectively, under the company's rate plans.
Operations and maintenance expenses	—	(1)	Primarily reflects food and medicine spoilage claims related to electric outages caused by Tropical Storm Isaias.
Depreciation, property taxes and other tax matters	(0.03)	(8)	Reflects higher depreciation and amortization expense and higher property taxes, offset in part, by the employee retention tax credit under the CARES Act.
Other	(0.02)	(4)	Primarily reflects higher costs associated with components of pension and other postretirement benefits other than service cost.
Total O&R	—	1
Clean Energy Businesses
Operating revenues less energy costs	0.06	16	Reflects higher revenues from renewable electric production projects of $0.08 a share, offset in part by lower energy services revenues due to timing of executed contracts of $(0.04) a share.
Operations and maintenance expenses	(0.01)	(3)	Primarily reflects an increase in general operating expenses.
Depreciation and amortization	(0.01)	(3)	Reflects an increase in renewable electric production projects in operation during 2020.
Net interest expense	(0.02)	(8)	Primarily reflects higher unrealized losses on interest rate swaps in the 2020 period.
HLBV effects	0.12	42	Primarily reflects lower losses from tax equity projects in the 2020 period.
Other	(0.01)	(2)	Primarily reflects the absence of a prior period adjustment related to research and development credits recorded in 2019.
Total Clean Energy Businesses	0.13	42
Con Edison Transmission	(0.68)	(227)	Primarily reflects impairment loss related to the investment in Mountain Valley Pipeline, LLC.
Other, including parent company expenses	0.01	7	Primarily reflects lower income tax expense due to impairment loss related to the investment in Mountain Valley Pipeline, LLC.
Total Reported (GAAP basis)	$(0.80)	$(242)

a.Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect Con Edison’s results of operations.

58	CON EDISON ANNUAL REPORT 2020

	Variation for the Years Ended December 31, 2019 vs. 2018
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.76	$240
Reflects higher electric and gas net base revenues of $0.53 a share and $0.16 a share, respectively, primarily due to electric and gas base rate increases in January 2019 under the company's rate plans, higher incentives earned under the electric earnings adjustment mechanisms and positive incentives of $0.06 a share, and growth in the number of gas customers of $0.03 a share, offset in part by electric negative revenue adjustments of $(0.03) a share.

Weather impact on steam revenues	(0.06)	(19)	Reflects the impact of warmer winter weather in 2019.
Operations and maintenance expenses	(0.19)	(58)
Reflects higher costs for pension and other postretirement benefits of $(0.15) a share, which are recoverable under the rate plans, and higher stock-based compensation of $(0.07) a share, offset in part by lower consultant costs of $0.04 a share.

Depreciation, property taxes and other tax matters	(0.54)	(168)
Reflects higher property taxes of $(0.26) a share and higher depreciation and amortization expense of $(0.23) a share, both of which are recoverable under the rate plans, and the absence of New York State sales and use tax refunds received in 2018 of $(0.07) a share, offset in part by lower sales and use tax of $0.02 a share, upon conclusion of the audit assessment.

Other	(0.01)	59
Reflects the dilutive effect of Con Edison's stock issuances of $(0.21) a share, offset in part by lower costs associated with components of pension and other postretirement benefits other than service cost of $0.19 a share.

Total CECONY	(0.04)	54
O&R (a)
Changes in rate plans	0.08	24	Reflects an electric base rate increase, offset in part by a gas base rate decrease under the company's rate plans, effective January 1, 2019.
Operations and maintenance expenses	(0.01)	(3)	Reflects higher stock-based compensation.
Depreciation, property taxes and other tax matters	(0.02)	(6)	Reflects higher depreciation and amortization expense.
Other	(0.03)	(4)	Includes the dilutive effect of Con Edison's stock issuances of $(0.01) a share.
Total O&R	0.02	11
Clean Energy Businesses
Operating revenues less energy costs	0.53	167
Reflects higher revenues from renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including the consolidation of certain jointly-owned projects that were previously accounted for as equity investments of $0.81 a share, offset in part by lower engineering, procurement and construction services revenues of $(0.34) a share.

Operations and maintenance expenses	0.15	47
Reflects lower engineering, procurement and construction costs of $0.19 a share and lower energy services costs of $0.04 a share, offset in part by higher costs associated with additional renewable electric production projects in operation resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC. of $(0.06) a share.

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

a.Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect Con Edison’s results of operations.

CON EDISON ANNUAL REPORT 2020	59

The Companies’ other operations and maintenance expenses for the years ended December 31, 2020, 2019 and 2018 were as follows:

(Millions of Dollars)	2020	2019	2018
CECONY
Operations	$1,606	$1,563	$1,553
Pensions and other postretirement benefits	(103)	134	71
Health care and other benefits	151	170	166
Regulatory fees and assessments (a)	330	464	444
Other	285	304	321
Total CECONY	2,269	2,635	2,555
O&R	310	308	305
Clean Energy Businesses	228	223	287
Con Edison Transmission	11	9	10
Other (b)	(4)	—	(5)
Total other operations and maintenance expenses	$2,814	$3,175	$3,152
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.
(b)Includes parent company and consolidation adjustments.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2020, 2019 and 2018 follows. For additional business segment financial information, see Note O to the financial statements in Item 8.

60	CON EDISON ANNUAL REPORT 2020

The Companies’ results of operations for the years ended December 31, 2020, 2019 and 2018 were:

	CECONY			O&R			Clean Energy Businesses			Con Edison Transmission			Other (a)			Con Edison (b)
(Millions of Dollars)	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Operating revenues	$10,647	$10,821	$10,680	$862	$893	$891	$736	$857	$763	$4	$4	$4	$(3)	$(1)	$(1)	$12,246	$12,574	$12,337
Purchased power	1,432	1,357	1,433	169	188	208	—	—	2	—	—	—	(1)	1	1	1,600	1,546	1,644
Fuel	156	207	263	—	—	—	—	—	—	—	—	—	—	—	—	156	207	263
Gas purchased for resale	426	606	643	61	90	86	41	185	313	—	—	—	(1)	(1)	(1)	527	880	1,041
Other operations and maintenance	2,269	2,635	2,555	310	308	305	228	223	287	11	9	10	(4)	—	(5)	2,814	3,175	3,152
Depreciation and amortization	1,598	1,373	1,276	90	84	77	231	226	85	1	1	1	—	—	(1)	1,920	1,684	1,438
Taxes, other than income taxes	2,456	2,295	2,156	85	84	83	21	21	13	—	—	—	13	6	14	2,575	2,406	2,266
Gain on acquisition of Sempra Solar Holdings, LLC (c)	—	—	—	—	—	—	—	—	131	—	—	—	—	—	—	—	—	131
Operating income	2,310	2,348	2,354	147	139	132	215	202	194	(8)	(6)	(7)	(10)	(7)	(9)	2,654	2,676	2,664
Other income less deductions (d)	(171)	(35)	(143)	(14)	(11)	(19)	4	5	33	(215)	104	91	(5)	(12)	(24)	(401)	51	(62)
Net interest expense	739	728	689	41	41	39	196	186	63	18	25	20	25	11	8	1,019	991	819
Income before income tax expense	1,400	1,585	1,522	92	87	74	23	21	164	(241)	73	64	(40)	(30)	(41)	1,234	1,736	1,783
Income tax expense	215	335	326	21	17	15	(44)	(58)	19	(66)	21	17	(36)	(19)	24	90	296	401
Net income	$1,185	$1,250	$1,196	$71	$70	$59	$67	$79	$145	$(175)	$52	$47	$(4)	$(11)	$(65)	$1,144	$1,440	$1,382
Income attributable to non-controlling interest	—	—	—	—	—	—	43	97	—	—	—	—	—	—	—	43	97	—
Net income from common stock	$1,185	$1,250	$1,196	$71	$70	$59	$24	$(18)	$145	$(175)	$52	$47	$(4)	$(11)	$(65)	$1,101	$1,343	$1,382
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See Note V to the financial statements in Item 8.
(d) For the year ended December 31, 2020, Con Edison Transmission recorded a pre-tax impairment loss of $320 million ($223 million, after tax), to reduce the carrying value of its investment in MVP from $662 million to $342 million. See “Investments” in Note A to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2020	61

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

CECONY

	For the Year Ended December 31, 2020				For the Year Ended December 31, 2019
(Millions of Dollars)	Electric	Gas	Steam	2020 Total	Electric	Gas	Steam	2019 Total	2020-2019 Variation
Operating revenues	$8,103	$2,036	$508	$10,647	$8,062	$2,132	$627	$10,821	$(174)
Purchased power	1,405	—	27	1,432	1,324	—	33	1,357	75
Fuel	75	—	81	156	99	—	108	207	(51)
Gas purchased for resale	—	426	—	426	—	606	—	606	(180)
Other operations and maintenance	1,753	355	161	2,269	2,059	399	177	2,635	(366)
Depreciation and amortization	1,214	294	90	1,598	1,053	231	89	1,373	225
Taxes, other than income taxes	1,925	387	144	2,456	1,769	368	158	2,295	161
Operating income	$1,731	$574	$5	$2,310	$1,758	$528	$62	$2,348	$(38)
Electric
CECONY’s results of electric operations for the year ended December 31, 2020 compared with the year ended December 31, 2019 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	Variation
Operating revenues	$8,103	$8,062	$41
Purchased power	1,405	1,324	81
Fuel	75	99	(24)
Other operations and maintenance	1,753	2,059	(306)
Depreciation and amortization	1,214	1,053	161
Taxes, other than income taxes	1,925	1,769	156
Electric operating income	$1,731	$1,758	$(27)
CECONY’s electric sales and deliveries in 2020 compared with 2019 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2020	December 31, 2019	Variation	Percent Variation		December 31, 2020	December 31, 2019	Variation	Percent Variation
Residential/Religious (b)	11,107	10,560	547	5.2%		$2,901	$2,671	$230	8.6%
Commercial/Industrial	9,280	9,908	(628)	(6.3)		1,876	1,845	31	1.7
Retail choice customers	22,000	24,754	(2,754)	(11.1)		2,391	2,470	(79)	(3.2)
NYPA, Municipal Agency and other sales	9,184	9,932	(748)	(7.5)		665	663	2	0.3
Other operating revenues (c)	—	—	—	—		270	413	(143)	(34.6)
Total	51,571	55,154	(3,583)	(6.5)%	(d)	$8,103	$8,062	$41	0.5%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in the company’s service area decreased 6.1 percent in 2020 compared with 2019. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
Operating revenues increased $41 million in 2020 compared with 2019 primarily due to higher purchased power expenses ($81 million), offset in part by lower fuel expenses ($24 million) and lower revenues from the electric rate plan ($16 million).
Purchased power expenses increased $81 million in 2020 compared with 2019 due to higher unit costs ($158 million), offset in part by lower purchased volumes ($77 million).

62	CON EDISON ANNUAL REPORT 2020

Fuel expenses decreased $24 million in 2020 compared with 2019 due to lower unit costs ($31 million), offset in part by higher purchased volumes from the company’s electric generating facilities ($7 million).
Other operations and maintenance expenses decreased $306 million in 2020 compared with 2019 primarily due to lower costs for pension and other postretirement benefits ($195 million), lower surcharges for assessments and fees that are collected in revenues from customers ($110 million), lower stock-based compensation ($25 million) and lower healthcare costs ($16 million), offset in part by incremental costs associated with the COVID-19 pandemic ($14 million), higher municipal infrastructure support costs ($9 million) and food and medicine spoilage claims related to outages caused by Tropical Storm Isaias ($7 million).
Depreciation and amortization increased $161 million in 2020 compared with 2019 primarily due to higher electric utility plant balances and higher depreciation rates.
Taxes, other than income taxes increased $156 million in 2020 compared with 2019 primarily due to higher property taxes ($105 million), lower deferral of under-collected property taxes ($38 million), higher state and local taxes ($11 million) and the absence in 2020 of a reduction in the sales and use tax reserve upon conclusion of the audit assessment ($5 million), offset in part by lower payroll taxes ($3 million) due to the Employee Retention Tax Credit created under the CARES Act. See “Coronavirus Disease 2019 (COVID-19) Impacts - Impact of CARES Act and 2021 Appropriations Act on Accounting for Income Taxes,” above.
Gas
CECONY’s results of gas operations for the year ended December 31, 2020 compared with the year ended December 31, 2019 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	Variation
Operating revenues	$2,036	$2,132	$(96)
Gas purchased for resale	426	606	(180)
Other operations and maintenance	355	399	(44)
Depreciation and amortization	294	231	63
Taxes, other than income taxes	387	368	19
Gas operating income	$574	$528	$46
CECONY’s gas sales and deliveries, excluding off-system sales, in 2020 compared with 2019 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2020	December 31, 2019	Variation	Percent Variation		December 31, 2020	December 31, 2019	Variation	Percent Variation
Residential	48,999	54,402	(5,403)	(9.9)%		$911	$943	$(32)	(3.4)%
General	29,516	33,235	(3,719)	(11.2)		318	384	(66)	(17.2)
Firm transportation	76,614	81,710	(5,096)	(6.2)		649	593	56	9.4
Total firm sales and transportation	155,129	169,347	(14,218)	(8.4)	(b)	1,878	1,920	(42)	(2.2)
Interruptible sales (c)	8,482	9,903	(1,421)	(14.3)		27	42	(15)	(35.7)
NYPA	41,577	39,643	1,934	4.9		2	2	—	—
Generation plants	49,723	52,011	(2,288)	(4.4)		22	23	(1)	(4.3)
Other	20,814	20,701	113	0.5		33	31	2	6.5
Other operating revenues (d)	—	—	—	—		74	114	(40)	(35.1)
Total	275,725	291,605	(15,880)	(5.4)%		$2,036	$2,132	$(96)	(4.5)%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 0.7 percent in 2020 compared with 2019. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
(c)Includes 3,510 thousands and 5,484 thousands of Dt for 2020 and 2019, respectively, which are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans. See Note B to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2020	63

Operating revenues decreased $96 million in 2020 compared with 2019 primarily due to lower gas purchased for resale expense ($180 million) and certain rate plan reconciliations ($6 million), offset in part by higher gas revenues due to the gas base rates increase in January 2020 under the company's gas rate plan ($91 million).
Gas purchased for resale decreased $180 million in 2020 compared with 2019 due to lower unit costs ($110 million) and lower purchased volumes ($70 million).
Other operations and maintenance expenses decreased $44 million in 2020 compared with 2019 primarily due to lower costs for pension and other postretirement benefits ($31 million), lower stock-based compensation ($5 million), lower municipal infrastructure support costs ($5 million) and lower reserve for injuries and damages ($4 million).
Depreciation and amortization increased $63 million in 2020 compared with 2019 primarily due to higher gas utility plant balances and higher depreciation rates.
Taxes, other than income taxes increased $19 million in 2020 compared with 2019 primarily due to higher property taxes ($37 million), higher state and local taxes ($1 million) and the absence in 2020 of a reduction in the sales and use tax reserve upon conclusion of the audit assessment ($1 million), offset in part by higher deferral of under-collected property taxes ($19 million) and lower payroll taxes ($1 million) due to the Employee Retention Tax Credit created under the CARES Act. See “Coronavirus Disease 2019 (COVID-19) Impacts - Impact of CARES Act and 2021 Appropriations Act on Accounting for Income Taxes,” above.
Steam
CECONY’s results of steam operations for the year ended December 31, 2020 compared with the year ended December 31, 2019 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	Variation
Operating revenues	$508	$627	$(119)
Purchased power	27	33	(6)
Fuel	81	108	(27)
Other operations and maintenance	161	177	(16)
Depreciation and amortization	90	89	1
Taxes, other than income taxes	144	158	(14)
Steam operating income	$5	$62	$(57)
CECONY’s steam sales and deliveries in 2020 compared with 2019 were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Years Ended					For the Years Ended
Description	December 31, 2020	December 31, 2019	Variation	Percent Variation		December 31, 2020	December 31, 2019	Variation	Percent Variation
General	445	536	(91)	(17.0)%		$23	$27	$(4)	(14.8)%
Apartment house	5,131	5,919	(788)	(13.3)		136	160	(24)	(15.0)
Annual power	10,977	13,340	(2,363)	(17.7)		321	395	(74)	(18.7)
Other operating revenues (a)	—	—	—	—		28	45	(17)	(37.8)
Total	16,553	19,795	(3,242)	(16.4)%	(b)	$508	$627	$(119)	(19.0)%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan. See Note B to the financial statements in Item 8.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company’s service area decreased 6.7 percent in 2020 compared with 2019. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
Operating revenues decreased $119 million in 2020 compared with 2019 primarily due to the impact of warmer winter weather ($43 million), lower fuel expenses ($27 million), lower usage by customers due to the impact of the COVID-19 pandemic ($19 million), certain rate plan reconciliations ($15 million) and lower purchased power expenses ($6 million).
Purchased power expenses decreased $6 million in 2020 compared with 2019 due to lower unit costs ($3 million) and purchased volumes ($3 million).

64	CON EDISON ANNUAL REPORT 2020

Fuel expenses decreased $27 million in 2020 compared with 2019 due to lower unit costs ($14 million) and lower purchased volumes from the company’s steam generating facilities ($13 million).
Other operations and maintenance expenses decreased $16 million in 2020 compared with 2019 primarily due to lower costs for pension and other postretirement benefits ($7 million) and lower municipal infrastructure support costs ($7 million).
Depreciation and amortization increased $1 million in 2020 compared with 2019 primarily due to higher steam utility plant balances.
Taxes, other than income taxes decreased $14 million in 2020 compared with 2019 primarily due to higher deferral of under-collected property taxes ($20 million) and lower state and local taxes ($2 million), offset in part by higher property taxes ($8 million).
Taxes, Other Than Income Taxes
At $2,456 million, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

	For the Years Ended December 31,
(Millions of Dollars)	2020		2019		Variation
Property taxes	$2,129		$1,979		$150
State and local taxes related to revenue receipts	338		328		10
Payroll taxes	64		69		(5)
Other taxes	(75)		(81)		6
Total	$2,456	(a)	$2,295	(a)	$161
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2020 and 2019 were $2,989 and $2,807 million, respectively.

Other Income (Deductions)
Other income (deductions) decreased $136 million in 2020 compared with 2019 primarily due to higher costs associated with components of pension and other postretirement benefits other than service cost ($117 million) and the absence of the company’s share of gain on sale of properties in 2019 ($14 million).
Net Interest Expense
Net interest expense increased $11 million in 2020 compared with 2019 primarily due to higher interest on long-term debt ($46 million), offset in part by a decrease in interest accrued on the TCJA related regulatory liability ($13 million), lower interest expense for short-term debt ($12 million) and lower interest accrued on the system benefit charge liability ($8 million).
Income Tax Expense
Income taxes decreased $120 million in 2020 compared with 2019 primarily due to lower income before income tax expense ($39 million), an increase in the amortization of excess deferred federal income taxes due to CECONY’s electric and gas rate plans that went into effect in January 2020 ($103 million) and lower state income taxes ($13 million), offset in part by the absence of the amortization of excess deferred state income taxes in 2020 ($24 million), lower research and development credits in 2020 ($5 million) and lower flow-through tax benefits in 2020 for plant-related items ($4 million).

O&R

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2019
(Millions of Dollars)	Electric	Gas	2020 Total	Electric	Gas	2019 Total	2020-2019 Variation
Operating revenues	$629	$233	$862	$634	$259	$893	$(31)
Purchased power	169	—	169	188	—	188	(19)
Gas purchased for resale	—	61	61	—	90	90	(29)
Other operations and maintenance	242	68	310	235	73	308	2
Depreciation and amortization	65	25	90	60	24	84	6
Taxes, other than income taxes	54	31	85	53	31	84	1
Operating income	$99	$48	$147	$98	$41	$139	$8

CON EDISON ANNUAL REPORT 2020	65

Electric
O&R’s results of electric operations for the year ended December 31, 2020 compared with the year ended December 31, 2019 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	Variation
Operating revenues	$629	$634	$(5)
Purchased power	169	188	(19)
Other operations and maintenance	242	235	7
Depreciation and amortization	65	60	5
Taxes, other than income taxes	54	53	1
Electric operating income	$99	$98	$1
O&R’s electric sales and deliveries in 2020 compared with 2019 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2020	December 31, 2019	Variation	Percent Variation		December 31, 2020	December 31, 2019	Variation	Percent Variation
Residential/Religious (b)	1,786	1,703	83	4.9%		$318	$309	$9	2.9%
Commercial/Industrial	820	808	12	1.5		117	112	5	4.5
Retail choice customers	2,621	2,885	(264)	(9.2)		186	191	(5)	(2.6)
Public authorities	107	106	1	0.9		7	8	(1)	(12.5)
Other operating revenues (c)	—	—	—	—		1	14	(13)	(92.9)
Total	5,334	5,502	(168)	(3.1)%	(d)	$629	$634	$(5)	(0.8)%
(a)Revenues from New York electric delivery sales are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.
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
(d)After adjusting for weather and other variations, electric delivery volumes in company’s service area decreased 0.7 percent in 2020 compared with 2019. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
Operating revenues decreased $5 million in 2020 compared with 2019 primarily due to lower purchased power expenses ($19 million), offset in part by higher revenues from the New York electric rate plan ($16 million).

Purchased power expenses decreased $19 million in 2020 compared with 2019 due to lower unit costs.

Other operations and maintenance expenses increased $7 million in 2020 compared with 2019 primarily due to the amortization of prior deferred storm costs ($3 million) and food and medicine spoilage claims related to outages caused by Tropical Storm Isaias ($3 million).

Depreciation and amortization increased $5 million in 2020 compared with 2019 primarily due to higher electric utility plant balances.
Taxes, other than income taxes increased $1 million in 2020 compared with 2019 primarily due to higher property taxes ($2 million), offset in part by lower payroll taxes ($1 million).
Gas
O&R’s results of gas operations for the year ended December 31, 2020 compared with the year ended December 31, 2019 were as follows:

66	CON EDISON ANNUAL REPORT 2020

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	Variation
Operating revenues	$233	$259	$(26)
Gas purchased for resale	61	90	(29)
Other operations and maintenance	68	73	(5)
Depreciation and amortization	25	24	1
Taxes, other than income taxes	31	31	—
Gas operating income	$48	$41	$7
O&R’s gas sales and deliveries, excluding off-system sales, in 2020 compared with 2019 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2020	December 31, 2019	Variation	Percent Variation		December 31, 2020	December 31, 2019	Variation	Percent Variation
Residential	9,736	10,209	(473)	(4.6)%		$121	$136	$(15)	(11.0)%
General	2,142	2,328	(186)	(8.0)		20	25	(5)	(20.0)
Firm transportation	8,271	9,459	(1,188)	(12.6)		62	63	(1)	(1.6)
Total firm sales and transportation	20,149	21,996	(1,847)	(8.4)	(b)	203	224	(21)	(9.4)
Interruptible sales	3,632	3,668	(36)	(1.0)		6	6	—	—
Generation plants	59	4	55	Large		—	—	—	—
Other	658	914	(256)	(28.0)		1	1	—	—
Other gas revenues	—	—	—	—		23	28	(5)	(17.9)
Total	24,498	26,582	(2,084)	(7.8)%		$233	$259	$(26)	(10.0)%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in the company’s service area increased 0.6 percent in 2020 compared with 2019. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
Operating revenues decreased $26 million in 2020 compared with 2019 primarily due to lower gas purchased for resale expense.
Gas purchased for resale decreased $29 million in 2020 compared with 2019 due to lower unit costs ($24 million) and purchased volumes ($5 million).

Other operations and maintenance expenses decreased $5 million in 2020 compared with 2019 primarily due to lower pension costs.
Depreciation and amortization increased $1 million in 2020 compared with 2019 primarily due to higher gas utility plant balances.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $1 million in 2020 compared with 2019. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2020		2019		Variation
Property taxes	$69		$66		$3
State and local taxes related to revenue receipts	10		10		—
Payroll taxes	6		8		(2)
Total	$85	(a)	$84	(a)	$1
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2020 and 2019 were $121 million and $116 million, respectively.

Income Tax Expense
Income taxes increased $4 million in 2020 compared with 2019 primarily due to higher income before income tax expense ($1 million), higher state income taxes ($1 million), lower flow-through tax benefits on plant-related items in 2020 ($1 million), and an increase in flow-through income tax expense on higher bad debt reserves in 2020 as compared with 2019 ($1 million).

CON EDISON ANNUAL REPORT 2020	67

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	Variation
Operating revenues	$736	$857	$(121)
Gas purchased for resale	41	185	(144)
Other operations and maintenance	228	223	5
Depreciation and amortization	231	226	5
Taxes, other than income taxes	21	21	—
Operating income	$215	$202	$13

Operating revenues decreased $121 million in 2020 compared with 2019 primarily due to lower wholesale revenues ($136 million) and lower energy services revenues ($19 million), offset in part by higher renewable electric production revenues ($34 million).

Gas purchased for resale decreased $144 million in 2020 compared with 2019 primarily due to lower purchased volumes.
Other operations and maintenance expenses increased $5 million in 2020 compared with 2019 primarily due to an increase in general operating expenses.

Depreciation and amortization increased $5 million in 2020 compared with 2019 primarily due to an increase in renewable electric production projects in operation during 2020.
Net Interest Expense
Net interest expense increased $10 million in 2020 compared with 2019 primarily due to higher unrealized losses on interest rate swaps in the 2020 period.
Income Tax Expense
Income taxes increased $14 million in 2020 compared with 2019 primarily due to higher income before income tax expense ($1 million), lower income attributable to non-controlling interest ($13 million), and the absence of the adjustment for prior period federal income tax returns primarily due to higher research and development credits in 2019 ($13 million), offset in part by a tax benefit due to the change in the federal corporate income tax rate recognized for a loss carryback from the 2018 tax year to the 2013 tax year as allowed under the CARES Act ($4 million), a lower increase in uncertain tax position ($7 million) and higher renewable energy credits ($2 million).

Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $54 million in 2020 compared with 2019 primarily due to lower losses attributable in the 2020 period to a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note R to the financial statements in Item 8.

Con Edison Transmission
Net Interest Expense
Net interest expense decreased $7 million in 2020 compared with 2019 primarily due to a reduction to short-term borrowings and rates charged under an intercompany capital funding facility.

Other Income (Deductions)
Other income (deductions) decreased $319 million in 2020 compared with 2019 primarily due to an impairment loss related to Con Edison Transmission's investment in Mountain Valley Pipeline, LLC. See "Application of Critical Account Policies - Investments" in Item 7 and "Investments" in Note A to the financial statement in Item 8.

Income Tax Expense
Income taxes decreased $87 million in 2020 compared with 2019 primarily due to the MVP impairment loss recorded in 2020 ($88 million).

68	CON EDISON ANNUAL REPORT 2020

Other
Taxes, Other Than Income Taxes
Taxes, other than income taxes increased $7 million in 2020 compared with 2019 primarily due to adjustments made to the New York City capital tax for prior periods in the 2020 period.

Other Income (Deductions)
Other income (deductions) increased $7 million in 2020 compared with 2019 primarily due to the absence in 2020 of an elimination related to interest income under the intercompany capital funding facility.

Income Tax Expense
Income taxes decreased $17 million in 2020 compared with 2019 primarily due to lower income before income tax expense ($3 million), the reversal of a portion of a New York City valuation allowance ($9 million), and the MVP impairment loss recorded in 2020 ($9 million), offset in part by lower consolidated state income tax benefits ($4 million).

During the fourth quarter of 2020, Con Edison reversed a portion of its valuation allowance that was recorded against the deferred tax asset established for the New York City NOL. Management has reassessed its ability to realize a portion of the deferred tax benefits generated primarily by its renewable energy projects due to the future reversal of temporary differences associated with the accelerated tax depreciation and by implementing its strategy to secure tax equity financing from third parties for which certain tax deductions and amortization will be specifically allocated to members outside of the consolidated group.

CON EDISON ANNUAL REPORT 2020	69

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

CECONY

	For the Year Ended December 31, 2019				For the Year Ended December 31, 2018
(Millions of Dollars)	Electric	Gas	Steam	2019 Total	Electric	Gas	Steam	2018 Total	2019-2018 Variation
Operating revenues	$8,062	$2,132	$627	$10,821	$7,971	$2,078	$631	$10,680	$141
Purchased power	1,324	—	33	1,357	1,393	—	40	1,433	(76)
Fuel	99	—	108	207	158	—	105	263	(56)
Gas purchased for resale	—	606	—	606	—	643	—	643	(37)
Other operations and maintenance	2,059	399	177	2,635	1,961	420	174	2,555	80
Depreciation and amortization	1,053	231	89	1,373	984	205	87	1,276	97
Taxes, other than income taxes	1,769	368	158	2,295	1,676	332	148	2,156	139
Operating income	$1,758	$528	$62	$2,348	$1,799	$478	$77	$2,354	$(6)
Electric
CECONY’s results of electric operations for the year ended December 31, 2019 compared with the year ended December 31, 2018 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	Variation
Operating revenues	$8,062	$7,971	$91
Purchased power	1,324	1,393	(69)
Fuel	99	158	(59)
Other operations and maintenance	2,059	1,961	98
Depreciation and amortization	1,053	984	69
Taxes, other than income taxes	1,769	1,676	93
Electric operating income	$1,758	$1,799	$(41)
CECONY’s electric sales and deliveries in 2019 compared with 2018 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2019	December 31, 2018	Variation	Percent Variation		December 31, 2019	December 31, 2018	Variation	Percent Variation
Residential/Religious (b)	10,560	10,797	(237)	(2.2)%		$2,671	$2,846	$(175)	(6.1)%
Commercial/Industrial	9,908	9,588	320	3.3		1,845	1,850	(5)	(0.3)
Retail choice customers	24,754	26,266	(1,512)	(5.8)		2,470	2,624	(154)	(5.9)
NYPA, Municipal Agency and other sales	9,932	10,186	(254)	(2.5)		663	662	1	0.2
Other operating revenues (c)	—	—	—	—		413	(11)	424	Large
Total	55,154	56,837	(1,683)	(3.0)%	(d)	$8,062	$7,971	$91	1.1%
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
Operating revenues increased $91 million in 2019 compared with 2018 primarily due to an increase in revenues from the rate plan ($215 million), including earnings adjustment mechanism incentives for energy efficiency ($22 million), offset in part by lower purchased power expenses ($69 million) and fuel expenses ($59 million).

Purchased power expenses decreased $69 million in 2019 compared with 2018 due to lower unit costs ($199 million), offset in part by higher purchased volumes ($130 million).

70	CON EDISON ANNUAL REPORT 2020

Fuel expenses decreased $59 million in 2019 compared with 2018 due to lower unit costs ($54 million) and purchased volumes from the company’s electric generating facilities ($5 million).

Other operations and maintenance expenses increased $98 million in 2019 compared with 2018 primarily due to higher costs for pension and other postretirement benefits ($91 million), surcharges for assessments and fees that are collected in revenues from customers ($40 million) and higher stock-based compensation ($23 million), offset in part by lower other employee benefits ($41 million) and municipal infrastructure support costs ($12 million).

Depreciation and amortization increased $69 million in 2019 compared with 2018 primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $93 million in 2019 compared with 2018 primarily due to higher property taxes ($86 million) and the absence of a New York State sales and use tax refund received in 2018 ($26 million), offset in part by higher deferral of under-collected property taxes ($11 million), the reduction in the sales and use tax reserve upon conclusion of an audit assessment ($6 million) and lower state and local taxes ($2 million).

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
(c)Includes 5,484 thousands and 3,326 thousands of Dt for 2019 and 2018, respectively, which are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans. See Note B to the financial statements in Item 8.

Operating revenues increased $54 million in 2019 compared with 2018 primarily due to an increase in revenues from the rate plan ($99 million), offset in part by lower gas purchased for resale expense ($37 million).

CON EDISON ANNUAL REPORT 2020	71

Gas purchased for resale decreased $37 million in 2019 compared with 2018 due to lower unit costs ($34 million) and purchased volumes ($3 million).

Other operations and maintenance expenses decreased $21 million in 2019 compared with 2018 primarily due to lower surcharges for assessments and fees that are collected in revenues from customers.

Depreciation and amortization increased $26 million in 2019 compared with 2018 primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $36 million in 2019 compared with 2018 primarily due to higher property taxes ($37 million), the absence of a New York State sales and use tax refund received in 2018 ($3 million) and higher state and local taxes ($2 million), offset in part by higher deferral of under-collected property taxes ($4 million) and the reduction in the sales and use tax reserve upon conclusion of an audit assessment ($1 million).

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
Operating revenues decreased $4 million in 2019 compared with 2018 primarily due to the impact of warmer winter weather ($26 million) and lower purchased power expenses ($7 million), offset by certain rate plan reconciliations ($16 million), lower reserve related to steam earnings sharing ($14 million) and higher fuel expenses ($3 million).

Purchased power expenses decreased $7 million in 2019 compared with 2018 due to lower unit costs ($6 million) and purchased volumes ($1 million).

Fuel expenses increased $3 million in 2019 compared with 2018 due to higher unit costs ($7 million), offset in part by lower purchased volumes from the company’s steam generating facilities ($4 million).

Other operations and maintenance expenses increased $3 million in 2019 compared with 2018 primarily due to higher municipal infrastructure support costs ($7 million), higher costs for pension and other postretirement benefits ($8 million) and stock-based compensation ($2 million), offset in part by the absence in 2019 of property damage, clean-up and other response costs related to a steam main rupture in 2018 ($11 million).

72	CON EDISON ANNUAL REPORT 2020

Depreciation and amortization increased $2 million in 2019 compared with 2018 primarily due to higher steam utility plant balances.

Taxes, other than income taxes increased $10 million in 2019 compared with 2018 primarily due to higher property taxes ($12 million) and the absence of a New York State sales and use tax refund received in 2018 ($1 million), offset in part by lower state and local taxes ($1 million), higher deferral of under-collected property taxes ($1 million) and the reduction in the sales and use tax reserve upon conclusion of an audit assessment ($1 million).

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
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2019 and 2018 were $2,807 and $2,628 million, respectively.

Other Income (Deductions)
Other income (deductions) increased $108 million in 2019 compared with 2018 primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost.

Net Interest Expense
Net interest expense increased $39 million in 2019 compared with 2018 primarily due to higher interest expense for long-term ($10 million) and short-term ($6 million) debt, an increase in interest accrued on the TCJA related regulatory liability ($9 million) and interest accrued on the system benefit charge liability ($8 million).

Income Tax Expense
Income taxes increased $9 million in 2019 compared with 2018 primarily due to higher income before income tax expense ($13 million) and lower tax benefits in 2019 for plant-related flow through items ($7 million), offset in part by an increase in the amortization of excess deferred federal income taxes due to the TCJA ($11 million).

O&R

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
(Millions of Dollars)	Electric	Gas	2019 Total	Electric	Gas	2018 Total	2019-2018 Variation
Operating revenues	$634	$259	$893	$642	$249	$891	$2
Purchased power	188	—	188	208	—	208	(20)
Gas purchased for resale	—	90	90	—	86	86	4
Other operations and maintenance	235	73	308	233	72	305	3
Depreciation and amortization	60	24	84	56	21	77	7
Taxes, other than income taxes	53	31	84	52	31	83	1
Operating income	$98	$41	$139	$93	$39	$132	$7

CON EDISON ANNUAL REPORT 2020	73

Electric
O&R’s results of electric operations for the year ended December 31, 2019 compared with the year ended December 31, 2018 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	Variation
Operating revenues	$634	$642	$(8)
Purchased power	188	208	(20)
Other operations and maintenance	235	233	2
Depreciation and amortization	60	56	4
Taxes, other than income taxes	53	52	1
Electric operating income	$98	$93	$5
O&R’s electric sales and deliveries in 2019 compared with 2018 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2019	December 31, 2018	Variation	Percent Variation		December 31, 2019	December 31, 2018	Variation	Percent Variation
Residential/Religious (b)	1,703	1,713	(10)	(0.6)%		$309	$326	$(17)	(5.2)%
Commercial/Industrial	808	799	9	1.1		112	115	(3)	(2.6)
Retail choice customers	2,885	2,974	(89)	(3.0)		191	201	(10)	(5.0)
Public authorities	106	131	(25)	(19.1)		8	12	(4)	(33.3)
Other operating revenues (c)	—	—	—	—		14	(12)	26	Large
Total	5,502	5,617	(115)	(2.0)%	(d)	$634	$642	$(8)	(1.2)%
(a)Revenues from New York electric delivery sales are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in New Jersey are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.
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
(d)After adjusting for weather and other variations, electric delivery volumes in company’s service area decreased 1.1 percent in 2019 compared with 2018.
Operating revenues decreased $8 million in 2019 compared with 2018 primarily due to lower purchased power expenses.

Purchased power expenses decreased $20 million in 2019 compared with 2018 due to lower unit costs ($21 million), offset in part by higher purchased volumes ($1 million).

Other operations and maintenance expenses increased $2 million in 2019 compared with 2018 primarily due to a regulatory change in accounting for manufactured gas plant spending ($5 million) and higher stock-based compensation ($2 million), offset in part by the reduction of a regulatory asset associated with certain site investigation and remediation costs in 2018 ($6 million).

Depreciation and amortization increased $4 million in 2019 compared with 2018 primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $1 million in 2019 compared with 2018 primarily due to higher property taxes.

Gas
O&R’s results of gas operations for the year ended December 31, 2019 compared with the year ended December 31, 2018 were as follows:

74	CON EDISON ANNUAL REPORT 2020

	For the Years Ended December 31,
(Millions of Dollars)	2019	2018	Variation
Operating revenues	$259	$249	$10
Gas purchased for resale	90	86	4
Other operations and maintenance	73	72	1
Depreciation and amortization	24	21	3
Taxes, other than income taxes	31	31	—
Gas operating income	$41	$39	$2
O&R’s gas sales and deliveries, excluding off-system sales, in 2019 compared with 2018 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2019	December 31, 2018	Variation	Percent Variation		December 31, 2019	December 31, 2018	Variation	Percent Variation
Residential	10,209	9,860	349	3.5%		$136	$140	$(4)	(2.9)%
General	2,328	2,190	138	6.3		25	26	(1)	(3.8)
Firm transportation	9,459	9,950	(491)	(4.9)		63	78	(15)	(19.2)
Total firm sales and transportation	21,996	22,000	(4)	—	(b)	224	244	(20)	(8.2)
Interruptible sales	3,668	3,746	(78)	(2.1)		6	6	—	—
Generation plants	4	1	3	Large		—	—	—	—
Other	914	959	(45)	(4.7)		1	1	—	—
Other gas revenues	—	—	—	—		28	(2)	30	Large
Total	26,582	26,706	(124)	(0.5)%		$259	$249	$10	4.0%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in the company’s service area increased 0.9 percent in 2019 compared with 2018.
Operating revenues increased $10 million in 2019 compared with 2018 primarily due to higher revenues from the New York gas rate plan ($8 million) and an increase in gas purchased for resale ($4 million).

Gas purchased for resale increased $4 million in 2019 compared with 2018 due to higher unit costs ($3 million) and purchased volumes ($1 million).

Other operations and maintenance expenses increased $1 million in 2019 compared with 2018 primarily due to a regulatory change in accounting for manufactured gas plant spending ($3 million) and higher stock-based compensation ($1 million), offset in part by the reduction of a regulatory asset associated with certain site investigation and remediation costs in 2018 ($3 million).

Depreciation and amortization increased $3 million in 2019 compared with 2018 primarily due to higher gas utility plant balances.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $1 million in 2019 compared with 2018. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2019		2018		Variation
Property taxes	$66		$65		$1
State and local taxes related to revenue receipts	10		10		—
Payroll taxes	8		8		—
Total	$84	(a)	$83	(a)	$1
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2019 and 2018 were $116 million and $112 million, respectively.

Other Income (Deductions)

CON EDISON ANNUAL REPORT 2020	75

Other income (deductions) increased $8 million in 2019 compared with 2018 primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost.

Income Tax Expense
Income taxes increased $2 million in 2019 compared with 2018 primarily due to higher income before income tax expense ($3 million), offset in part by an increase in amortization of excess deferred federal income taxes due to the TCJA ($1 million).

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
(a) See Note V to the financial statements in Item 8.

Operating revenues increased $94 million in 2019 compared with 2018 primarily due to higher revenues from renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including the consolidation of certain jointly-owned projects that were previously accounted for as equity investments ($340 million), offset in part by lower wholesale revenues ($144 million), lower engineering, procurement and construction services revenues due to the completion in 2018 of a solar electric production project developed for another company ($92 million) and lower energy services revenues ($24 million). Net mark-to-market values increased ($14 million).

Purchased power expenses decreased $2 million in 2019 compared with 2018 primarily due to the absence in the 2019 period of the true-ups relating to the retail electric supply business sold in 2016.

Gas purchased for resale decreased $128 million in 2019 compared with 2018 due to lower purchased volumes.

Other operations and maintenance expenses decreased $64 million in 2019 compared with 2018 primarily due to lower engineering, procurement and construction costs ($82 million) and lower energy services costs ($18 million), offset in part by higher costs associated with additional renewable electric production projects in operation resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC ($26 million).

Depreciation and amortization increased $141 million in 2019 compared with 2018 primarily due to an increase in renewable electric production projects resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC (including the consolidation of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments).

Taxes, other than income taxes increased $8 million in 2019 compared with 2018 primarily due to higher property taxes associated with additional renewable electric production projects in operation resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC.

Gain on acquisition of Sempra Solar Holdings, LLC decreased $131 million in 2019 compared with 2018 due to the absence in 2019 of the gain recognized in 2018 with respect to jointly-owned renewable energy production projects upon completion of the acquisition of Sempra Solar Holdings, LLC. See Note V to the financial statements in Item 8.

Other Income (Deductions)
Other income (deductions) decreased $28 million in 2019 compared with 2018 primarily due to the absence in 2019 of equity income from certain jointly-owned projects that were accounted for as equity investments in 2018 but consolidated after the December 2018 acquisition of Sempra Solar Holdings, LLC.

76	CON EDISON ANNUAL REPORT 2020

Net Interest Expense
Net interest expense increased $123 million in 2019 compared with 2018 primarily due to an increase in debt resulting from the December 2018 acquisition of Sempra Solar Holdings, LLC, including $825 million that was borrowed to fund a portion of the purchase price, $576 million of Sempra Solar Holdings, LLC subsidiaries' project debt that was outstanding at the time of the acquisition and the consolidation of $506 million of project debt of certain jointly-owned projects that the Clean Energy Businesses previously accounted for as equity method investments.

Income Tax Expense
Income taxes decreased $77 million in 2019 compared with 2018 primarily due to lower income before income tax expense (excluding income attributable to non-controlling interest) ($50 million), higher renewable energy credits ($7 million), lower state income taxes ($11 million), adjustments for prior period federal income tax returns primarily due to increased research and development credits ($11 million) and lower valuation allowances on state net operating losses ($6 million), offset in part by an increase in uncertain tax positions ($9 million).

Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $97 million in 2019 compared with 2018 primarily due to the income attributable in the 2019 period to a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note R to the financial statements in Item 8.

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $13 million in 2019 compared with 2018 primarily due to higher allowance for funds used during construction from the Mountain Valley Pipeline, LLC ($27 million), offset in part by lower contract renewal rates at Stagecoach Gas Services, LLC ($17 million). See “Con Edison Transmission - CET Gas” in Item 1.

Net Interest Expense
Net interest expense increased $5 million in 2019 compared with 2018 primarily due to funding of increased investment in Mountain Valley Pipeline, LLC.

Income Tax Expense
Income taxes increased $4 million in 2019 compared with 2018 primarily due to higher income before income tax expense ($2 million) and a decrease in the amortization of excess deferred federal income taxes due to the TCJA ($1 million).

Other
Taxes, Other Than Income Taxes
Taxes, other than income taxes decreased $8 million in 2019 compared with 2018 primarily due to lower New York State capital tax.

Other Income (Deductions)
Other income (deductions) increased $12 million in 2019 compared with 2018 primarily due to the absence in 2019 of transaction costs related to the acquisition of Sempra Solar Holdings, LLC in 2018. See Note V to the financial statements in Item 8.

Income Tax Expense
Income taxes decreased $43 million in 2019 compared with 2018 primarily due to the absence of the TCJA re-measurement of deferred tax assets associated with Con Edison’s 2017 net operating loss carryforward into 2018.

CON EDISON ANNUAL REPORT 2020	77

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
Each of the Companies believes that it will be able to meet its reasonably likely short-term and long-term cash requirements. See “The Companies Require Access To Capital Markets To Satisfy Funding Requirements,” "Changes To Tax Laws Could Adversely Affect the Companies," “The Companies Face Risks Related to Health Epidemics And Other Outbreaks, Including The COVID-19 Pandemic,” and “The Companies Also Face Other Risks That Are Beyond Their Control” in Item 1A, and “Capital Requirements and Resources” in Item 1.

78	CON EDISON ANNUAL REPORT 2020

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	CECONY			O&R			Clean Energy Businesses			Con Edison Transmission			Other (a)			Con Edison (b)
(Millions of Dollars)	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Operating activities	$1,693	$2,502	$2,204	$146	$190	$172	$887	$199	$220	$(7)	$194	$87	$(521)	$49	$12	$2,198	$3,134	$2,695
Investing activities	(3,416)	(3,124)	(3,306)	(220)	(218)	(198)	(606)	(258)	(1,740)	18	(184)	(227)	—	2	—	(4,224)	(3,782)	(5,471)
Financing activities	1,857	737	1,190	79	8	31	(345)	184	1,590	(11)	(12)	140	665	(58)	(13)	2,245	859	2,938
Net change for the period	134	115	88	5	(20)	5	(64)	125	70	—	(2)	—	144	(7)	(1)	219	211	162
Balance at beginning of period	933	818	730	32	52	47	251	126	56	—	2	2	1	8	9	1,217	1,006	844
Balance at end of period (c)	$1,067	$933	$818	$37	$32	$52	$187	$251	$126	$—	$—	$2	$145	$1	$8	$1,436	$1,217	$1,006
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2020	79

Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities primarily reflect their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is primarily affected by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. See "Competition" and "Environmental Matters – Clean Energy Future – Reforming the Energy Vision" and “Environmental Matters – Climate Change” in Item 1. During 2020, the decline in business activity in the Utilities’ service territory due to the COVID-19 pandemic resulted and may continue in 2021 to result in lower billed sales revenues, a slower recovery of cash from outstanding customer accounts receivable balances and increases to the allowance for uncollectible accounts, that may further result in increases to write-offs of customer accounts. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but generally not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8. The Utilities’ New York rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. Increases to the allowance for uncollectible accounts related to the COVID-19 pandemic have been deferred pursuant to the legislative, regulatory and related actions provisions of their rate plans. Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. See “Changes To Tax Laws Could Adversely Affect the Companies,” in Item 1A, “Federal Income Tax” in Note A, “Rate Plans” in Note B, "COVID-19 Regulatory Matters" in Note B, “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8 and "Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing," above.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges or credits include depreciation, deferred income tax expense, amortizations of certain regulatory assets and liabilities and accrued unbilled revenue. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ New York electric and gas rate plans. See “Rate Plans – CECONY– Electric and Gas" and "Rate Plans – O&R New York – Electric and Gas” in Note B to the financial statements in Item 8. For Con Edison, 2020 net income also included a non-cash loss recognized with respect to a partial impairment of Con Edison Transmission’s investment in Mountain Valley Pipeline, LLC. See “Investments” in Note A to the financial statements in Item 8. For Con Edison, 2018 net income included a non-cash gain recognized with respect to jointly-owned renewable energy production projects upon completion of the acquisition of Sempra Solar Holdings, LLC at the Clean Energy Businesses ($131 million). See Note V to the financial statements in Item 8.

Net cash flows from operating activities in 2020 for Con Edison and CECONY were $936 million and $809 million lower, respectively, than in 2019. The changes in net cash flows for Con Edison and CECONY primarily reflects higher accounts receivable balances from customers ($566 million and $519 million, respectively) (see “COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8 and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above) and higher other receivables and other current assets ($188 million and $103 million, respectively) primarily due to lower reimbursement received for restoration costs related to the restoration of power in Puerto Rico in the aftermath of the September 2017 hurricanes in the 2020 period ($94 million and $88 million, respectively), higher system benefit charge ($139 million and $130 million, respectively), higher pension and retiree benefit contributions ($121 million and $113 million, respectively), deferrals for increased costs related to the COVID-19 pandemic ($115 million and $113 million, respectively), and a change in pension and retiree benefit obligations ($72 million and $77 million, respectively), offset in part by lower TCJA net benefits provided to customers in the 2020 period ($263 million and $263 million, respectively).

Net cash flows from operating activities in 2019 for Con Edison and CECONY were $439 million and $298 million higher, respectively, than in 2018. The changes in net cash flows for Con Edison and CECONY primarily reflects lower pension and retiree benefit contributions ($122 million and $115 million, respectively), lower storm restoration costs ($192 million and $132 million, respectively), lower MTA power reliability costs ($160 million and $160 million, respectively), reimbursement received for restoration costs related to the restoration of power in Puerto Rico in the aftermath of the September 2017 hurricanes ($95 million and $89 million, respectively), and for CECONY, lower net

80	CON EDISON ANNUAL REPORT 2020

payments of income tax to affiliated companies ($122 million), offset in part by higher TCJA net benefits provided to customers in the 2019 period ($379 million and $376 million, respectively).
The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.
Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $442 million and $292 million higher, respectively, in 2020 than in 2019. The change for Con Edison primarily reflects an increase in non-utility construction expenditures at the Clean Energy Businesses ($335 million), the absence in 2020 of proceeds from the sale of properties formerly used by CECONY in its operations ($192 million), an increase in utility construction expenditures at CECONY ($84 million) and O&R ($4 million) and higher cost of removal less salvage at CECONY ($16 million), offset in part by lower investments in electric and gas transmission projects at Con Edison Transmission in the 2020 period ($202 million).
Net cash flows used in investing activities for Con Edison and CECONY were $1,689 million and $182 million lower, respectively, in 2019 than in 2018. The change for Con Edison primarily reflects the acquisition of Sempra Solar Holdings, LLC, net of cash acquired, at the Clean Energy Businesses in 2018 ($1,488 million) (see Note V to the financial statements in Item 8) and proceeds received in 2019 from the sale of properties formerly used by CECONY in its operations ($187 million).
Cash Flows From Financing Activities
Net cash flows from financing activities in 2020 for Con Edison and CECONY were $1,386 million and $1,120 million higher, respectively, than in 2019. Net cash flows from financing activities in 2019 for Con Edison and CECONY were $2,079 million and $453 million lower, respectively, than in 2018.
Net cash flows from financing activities during the years ended December 31, 2020, 2019 and 2018 reflect the following Con Edison transactions:
2020
•Issued 1,050,000 shares of its common shares for $88 million upon physical settlement of the remaining shares subject to its May 2019 forward sale agreement. Con Edison used the proceeds to invest in CECONY for funding of its capital requirements and other general corporate purposes. See Note C to the financial statements in Item 8;
•Borrowed $820 million pursuant to a credit agreement that was converted to a term loan (the “July 2020 Term Loan”). Con Edison used the proceeds from the borrowing for general corporate purposes, including repayment of short-term debt bearing interest at variable rates. The July 2020 Term Loan was prepaid in full in December 2020;
•Issued 7,200,000 common shares resulting in net proceeds of $553 million, after issuance expenses. The net proceeds from the sale of the common shares, together with the net proceeds from the sale of $650 million aggregate principal amount of 0.65 percent debentures due 2023, were used to prepay in full the July 2020 Term Loan. The remaining net proceeds from the sale of the common shares were invested by Con Edison in its subsidiaries, principally CECONY and O&R, and for other general corporate purposes; and
•Issued $650 million aggregate principal amount of 0.65 percent debentures, due 2023, with an option to redeem at par, in whole or in part, on or after December 1, 2021. The proceeds from the $650 million refinancing, together with a portion of the proceeds from the sale of common shares, were used to prepay in full the July 2020 Term Loan. See Note C to the financial statements in Item 8.

2019
•Redeemed in advance of maturity $400 million of 2.00 percent 3-year debentures;
•Entered into a forward sale agreement relating to 5,800,000 shares of its common stock. In June 2019, the company issued 4,750,000 shares for $400 million upon physical settlement of shares subject to the forward sale agreement. Con Edison used the proceeds to invest in CECONY for funding of its capital requirements and other general corporate purposes. See Note C to the financial statements in Item 8;
•Issued 5,649,369 common shares for $425 million upon physical settlement of the remaining shares subject to its November 2018 forward sale agreements. Con Edison used the proceeds to invest in its subsidiaries for funding of their capital requirements and to repay short-term debt incurred for that purpose; and
•Borrowed $825 million under a variable-rate term loan that matures in June 2021 to fund the repayment of a six-month variable-rate term loan. In June 2019 and January 2021, Con Edison optionally pre-paid $150 million and $275 million, respectively, of the amount borrowed. See Note C to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2020	81

2018
•Issued 9,324,123 common shares for $705 million pursuant to forward sale agreements and borrowed $825 million under a 6-month variable rate term loan, which amounts, along with $79 million of other company funds, were used to pay the purchase price for the acquisition by the Clean Energy Businesses of Sempra Solar Holdings, LLC. In February 2019, the company repaid the $825 million term loan with borrowings under a variable-rate term loan that matures in June 2021. See Notes C and V to the financial statements in Item 8.

Con Edison’s cash flows from financing activities in 2020, 2019 and 2018 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $106 million, $101 million and $100 million, respectively.
Net cash flows from financing activities during the years ended December 31, 2020, 2019 and 2018 reflect the following CECONY transactions:
2020
•Issued $600 million aggregate principal amount of 3.00 percent debentures, due 2060, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes;
•Redeemed at maturity $350 million of 4.45 percent 10-year debentures; and
•Issued $600 million aggregate principal amount of 3.35 percent debentures, due 2030 and $1,000 million aggregate principal amount of 3.95 percent debentures, due 2050, the net proceeds from the sale of which will be used to pay or reimburse the payment of, in whole or in part, existing and new qualifying eligible green expenditures, such as energy efficiency and clean transportation expenditures, that include those funded on or after January 1, 2018 until the maturity date of each series of the debentures. Pending the allocation of the net proceeds to finance or refinance eligible green expenditures, CECONY used a portion of the net proceeds for repayment of short-term debt and temporarily placed the remaining net proceeds in short-term interest-bearing instruments.
2019
•Issued $600 million aggregate principal amount of 3.70 percent debentures, due 2059, and $700 million aggregate principal amount of 4.125 percent debentures, due 2049, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes; and
•Redeemed at maturity $475 million of 6.65 percent 10-year debentures.

2018
•Issued $500 million aggregate principal amount of 4.00 percent debentures, due 2028, and $600 million aggregate principal amount of 4.65 percent debentures, due 2048, the net proceeds from the sale of which were used to redeem at maturity $600 million of 7.125 percent 10-year debentures and other general corporate purposes, including repayment of short-term debt;
•Issued $640 million aggregate principal amount of debentures, due 2021, at a variable interest rate of 0.40 percent above three-month LIBOR and redeemed $636 million of its tax-exempt debt for which the interest rates were to be determined pursuant to periodic auctions;
•Issued $700 million aggregate principal amount of 4.50 percent debentures, due 2058, and $300 million aggregate principal amount of 3.80 percent debentures, due 2028, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes; and
•Redeemed at maturity $600 million of 5.85 percent 10-year debentures.

Net cash flows from financing activities during the years ended December 31, 2020, 2019 and 2018 also reflect the following O&R transactions:

2020
•Issued $35 million aggregate principal amount of 2.02 percent debentures, due 2030, and $40 million aggregate principal amount of 3.24 percent debentures, due 2050, the net proceeds from the sales of which were used to repay short-term borrowings and for other general corporate purposes.

82	CON EDISON ANNUAL REPORT 2020

2019
•Issued $43 million aggregate principal amount of 3.73 percent debentures, due 2049, $44 million aggregate principal amount of 2.94 percent debentures, due 2029, and $38 million aggregate principal amount of 3.46 percent debentures, due 2039, the net proceeds from the sales of which were used to repay short-term borrowings and for other general corporate purposes; and
•Redeemed at maturity $60 million of 4.96 percent 10-year debentures.

2018
•Redeemed at maturity $50 million of 6.15 percent 10-year debentures; and
•Issued $150 million aggregate principal amount of 4.35 percent debentures, due 2048, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.

Net cash flows from financing activities during the years ended December 31, 2020, 2019 and 2018 also reflect the following Clean Energy Businesses transactions:

2020
•Borrowed $165 million under a $613 million variable-rate construction loan facility that matures no later than November 2021, secured by three of the company’s solar electric production projects. See Note D to the financial statements in Item 8.

2019
•Issued $303 million aggregate principal amount of 3.82 percent senior notes, due 2038, secured by the company's California Solar 4 renewable electric production projects; and
•Borrowed $464 million at a variable-rate, due 2026, secured by equity interests in solar electric production projects, the net proceeds from the sale of which were used to repay borrowings from Con Edison and for other general corporate purposes. Con Edison used a portion of the repayment to pre-pay $150 million of an $825 million variable-rate term loan that matures in June 2021 (see Note C to the financial statements in Item 8) and the remainder to repay short-term borrowings and for other general corporate purposes. The company has entered into fixed-rate interest rate swaps in connection with this borrowing. See Note P to the financial statements in Item 8.

2018
•Issued $140 million aggregate principal amount of 4.41 percent senior notes, due 2028, secured by the company’s Wind Holdings renewable electric production projects.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2020, 2019 and 2018 and the average daily balances for 2020, 2019 and 2018 for Con Edison and CECONY were as follows:

	2020		2019		2018
(Millions of Dollars, except Weighted Average Yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$1,705	$980	$1,692	$1,074	$1,741	$889
CECONY	$1,660	$678	$1,137	$734	$1,192	$532
Weighted average yield	0.3%	1.0%	2.0%	2.5%	3.0%	2.3%
Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.

Capital Requirements and Resources
For information about capital requirements, contractual obligations and capital resources, see “Capital Requirements and Resources” in Item 1.

CON EDISON ANNUAL REPORT 2020	83

Assets, Liabilities and Equity
The Companies’ assets, liabilities and equity at December 31, 2020 and 2019 are summarized as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
ASSETS
Current assets	$4,407	$3,543	$277	$243	$485	$511	$42	$2	$90	$(27)	$5,301	$4,272
Investments	541	461	26	26	—	—	1,256	1,585	(7)	(7)	1,816	2,065
Net plant	39,554	37,414	2,469	2,336	4,515	4,121	17	17	—	1	46,555	43,889
Other noncurrent assets	6,465	5,139	475	401	1,848	1,896	33	14	402	403	9,223	7,853
Total Assets	$50,967	$46,557	$3,247	$3,006	$6,848	$6,528	$1,348	$1,618	$485	$370	$62,895	$58,079

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$5,247	$4,131	$356	$311	$1,330	$1,525	$111	$135	$310	$185	$7,354	$6,287
Noncurrent liabilities	14,722	13,665	1,191	1,115	211	201	28	88	(58)	(17)	16,094	15,052
Long-term debt	16,149	14,614	893	818	2,776	2,400	500	500	64	195	20,382	18,527
Equity	14,849	14,147	807	762	2,531	2,402	709	895	169	7	19,065	18,213
Total Liabilities and Equity	$50,967	$46,557	$3,247	$3,006	$6,848	$6,528	$1,348	$1,618	$485	$370	$62,895	$58,079
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at December 31, 2020 were $864 million higher than at December 31, 2019. The change in current assets primarily reflects increases in accounts receivables, less allowance for uncollectible accounts ($442 million) (see “COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8 and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above), cash and temporary cash investments ($134 million), regulatory assets ($131 million), revenue decoupling mechanism receivable ($53 million), accrued unbilled revenue ($46 million) and accounts receivables from affiliated companies ($61 million).

Investments at December 31, 2020 were $80 million higher than at December 31, 2019. The change in investments primarily reflects increases in supplemental retirement income plan assets ($68 million) and deferred income plan assets ($11 million). See "Investments" in Note A and Note E to the financial statements in Item 8.

Net plant at December 31, 2020 was $2,140 million higher than at December 31, 2019. The change in net plant primarily reflects an increase in electric ($1,338 million), gas ($692 million), steam ($95 million) and general ($314 million) plant balances and an increase in construction work in progress ($508 million), offset in part by an increase in accumulated depreciation ($807 million).

Other noncurrent assets at December 31, 2020 were $1,326 million higher than at December 31, 2019. The change in other noncurrent assets primarily reflects an increase in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2020, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($662 million). The change in the regulatory asset also reflects increases in the regulatory assets for deferred pension and other postretirement benefits ($225 million), environmental remediation costs ($144 million), deferrals for increased costs related to the COVID-19 pandemic ($113 million), deferred storm costs ($83 million) and the year's amortization of accounting costs. See Notes B, E, F and G to the financial statements in Item 8.

Current liabilities at December 31, 2020 were $1,116 million higher than at December 31, 2019. The change in current liabilities primarily reflects increases in notes payable ($523 million), debt due within one year as of December 31, 2020 ($290 million) and accounts payable ($276 million).

84	CON EDISON ANNUAL REPORT 2020

Noncurrent liabilities at December 31, 2020 were $1,057 million higher than at December 31, 2019. The change in noncurrent liabilities primarily reflects an increase in the liability for pension and retiree benefits ($702 million) as a result of the final actuarial valuation of the pension and other retiree benefit plans, as measured at December 31, 2020, in accordance with the accounting rules for retirement benefits. The change also reflects an increase in deferred income taxes and unamortized investment tax credits ($411 million), primarily due to accelerated tax depreciation and repair deductions. See Notes E, F, and L to the financial statements in Item 8.

Long-term debt at December 31, 2020 was $1,535 million higher than at December 31, 2019. The change in long-term debt primarily reflects the March and November 2020 issuance of $2,200 million of debentures, offset in part by the reclassification of $640 million of long-term debt to long-term debt due within one year. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the financial statements in Item 8.

Equity at December 31, 2020 was $702 million higher than at December 31, 2019. The change in equity reflects net income for the year ($1,185 million) and capital contributions from parent ($500 million) in 2020, offset in part by common stock dividends to parent ($982 million) in 2020.

O&R
Current assets at December 31, 2020 were $34 million higher than at December 31, 2019. The change in current assets primarily reflects increases in accounts receivables, less allowance for uncollectible accounts ($16 million), revenue decoupling mechanism receivable ($8 million), regulatory assets ($8 million) and cash and temporary cash investments ($5 million).

Net plant at December 31, 2020 was $133 million higher than at December 31, 2019. The change in net plant primarily reflects an increase in electric ($111 million) and gas ($46 million) plant balances and an increase in construction work in progress ($31 million), offset in part by an increase in accumulated depreciation ($59 million).

Other noncurrent assets at December 31, 2020 were $74 million higher than at December 31, 2019. The change in other noncurrent assets primarily reflects an increase in the regulatory asset for unrecognized pension and other postretirement costs as a result of the final actuarial valuation, as measured at December 31, 2020, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($38 million) and an increase in the regulatory asset for deferred storm costs ($35 million). See Notes B, E and F to the financial statements in Item 8. The change in the regulatory asset also reflects the year's amortization of accounting costs.

Current liabilities at December 31, 2020 were $45 million higher than at December 31, 2019. The change in current liabilities primarily reflects higher accounts payable.

Noncurrent liabilities at December 31, 2020 were $76 million higher than at December 31, 2019. The change in noncurrent liabilities primarily reflects an increase in the liability for pension and retiree benefits ($37 million), as a result of the final actuarial valuation of the pension and other retiree benefit plans, as measured at December 31, 2020 in accordance with the accounting rules for retirement benefits and an increase in the regulatory liability for deferred other retiree benefit plans rate ($9 million). It also reflects an increase in deferred income taxes and unamortized investment tax credits ($24 million), primarily due to accelerated tax depreciation and repair deductions. See Notes E, F, and L to the financial statements in Item 8.

Long-term debt at December 31, 2020 was $75 million higher than at December 31, 2019. The change in long-term debt reflects the September 2020 issuance of $75 million of debentures. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above.

Equity at December 31, 2020 was $45 million higher than at December 31, 2019. The change in equity reflects net income for the year ($71 million) and capital contributions from parent ($25 million) in 2020, offset by common stock dividends to parent ($49 million) in 2020 and a decrease in other comprehensive income ($2 million).

Clean Energy Businesses
Current assets at December 31, 2020 were $26 million lower than at December 31, 2019. The change in current assets primarily reflects a decrease in restricted cash.

Net plant at December 31, 2020 was $394 million higher than at December 31, 2019. The change in net plant primarily reflects additional capital expenditures, offset in part by an increase in accumulated depreciation.

CON EDISON ANNUAL REPORT 2020	85

Other noncurrent assets at December 31, 2020 were $48 million lower than at December 31, 2019. The change in other noncurrent assets primarily reflects the amortization of the purchase power agreement intangible assets.

Current liabilities at December 31, 2020 were $195 million lower than at December 31, 2019. The change in current liabilities primarily reflects the reclassification of the company’s PG&E-related non-recourse project debt with a maturity longer than one year from long-term debt due within one year to long-term debt ($898 million), offset in part by the reclassification of an intercompany loan agreement from the parent company from long-term debt to current liabilities ($400 million) and a borrowing under a short-term construction loan facility ($165 million) (see Note D to the financial statements in Item 8) and additional working capital requirements.

Noncurrent liabilities at December 31, 2020 were $10 million higher than at December 31, 2019. The change in noncurrent liabilities primarily reflects the change in the fair value of derivative liabilities and asset retirement obligations for new projects placed in service, offset in part by the change in deferred taxes and the reduction of lease liability associated with the adoption of ASU No. 2016-02 “Leases (Topic 842)."

Long-term debt at December 31, 2020 was $376 million higher than at December 31, 2019. The change in long-term debt primarily reflects the reclassification of the company’s PG&E-related non-recourse project debt with a maturity longer than one year from long-term debt due within one year to long-term debt ($898 million), offset in part by the reclassification of an intercompany loan agreement from the parent company from long-term debt to current liabilities ($400 million).

Equity at December 31, 2020 was $129 million higher than at December 31, 2019. The change in equity primarily reflects capital contributions from parent ($100 million) in 2020, an increase in noncontrolling interest ($27 million) in 2020 and net income for common stock for the year ($24 million), offset in part by common stock dividends to parent ($21 million) in 2020.

Con Edison Transmission
Current assets at December 31, 2020 were $40 million higher than at December 31, 2019. The change in current assets primarily reflects a receivable of $38 million from Crestwood Pipeline and Storage Northeast LLC (Crestwood), the joint venture partner in Stagecoach Gas Services, LLC. The agreement between Crestwood and Con Edison Gas Pipeline and Storage, LLC (CET Gas) provides for payments from Crestwood to CET Gas for shortfalls in meeting certain earnings growth performance targets. The payment is expected to total $57 million ($19 million of which is due in March 2021 and an additional $19 million plus interest due in each of January 2022 and January 2023. The payments were recorded as a receivable by CET Gas as of December 31, 2020). See "Con Edison Transmission - CET Gas" in Item 1.

Investments at December 31, 2020 were $329 million lower than at December 31, 2019. The change in investments primarily reflects the impairment loss related to Con Edison Transmission's investment in Mountain Valley Pipeline, LLC ($320 million), the decrease in CET Gas' investment in Stagecoach Gas Services, LLC due to the receivable from Crestwood described above ($57 million) and investment income less partnership distribution from Stagecoach Services ($22 million), offset in part by investment income from Mountain Valley Pipeline, LLC ($60 million) and from NY Transco ($8 million), respectively. See "Investments" in Note A to the financial statements in Item 8.

Noncurrent assets at December 31, 2020 were $19 million higher than at December 31, 2019. The change in noncurrent assets reflects a receivable of $19 million related to the receivable from Crestwood described above.

Current liabilities at December 31, 2020 were $24 million lower than at December 31, 2019. The change in current liabilities primarily reflects a reduction in short-term borrowings under an intercompany capital funding facility.

Noncurrent liabilities at December 31, 2020 was $60 million lower than at December 31, 2019. The change in noncurrent liabilities primarily reflects a change in deferred income taxes and unamortized investment tax credits that primarily reflects timing differences associated with investments in partnerships.

Equity at December 31, 2020 was $186 million lower than at December 31, 2019. The change in equity reflects net loss for the year ($175 million) and common stock dividends to parent ($11 million) in 2020.

86	CON EDISON ANNUAL REPORT 2020

Off-Balance Sheet Arrangements
At December 31, 2020, none of the Companies’ transactions, agreements or other contractual arrangements meet the SEC definition of off-balance sheet arrangements.

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

Application of Critical Accounting Policies
The Companies’ financial statements reflect the application of their accounting policies, which conform to accounting principles generally accepted in the United States of America. The Companies’ critical accounting policies include industry-specific accounting applicable to regulated public utilities and accounting for pensions and other postretirement benefits, contingencies, long-lived assets, cloud computing implementation costs, derivative instruments and investments.
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
The Utilities’ principal regulatory assets and liabilities are listed in Note B to the financial statements in Item 8. The Utilities are receiving or being credited with a return on all of their regulatory assets for which a cash outflow has been made. The Utilities are paying or being charged with a return on all of their regulatory liabilities for which a cash inflow has been received. The Utilities' regulatory assets and liabilities at December 31, 2020 are recoverable from customers, or to be applied for customer benefit, in accordance with rate provisions that have been approved by the applicable public utility regulatory commission.
In the event that regulatory assets of the Utilities were no longer probable of recovery, as required by the accounting rules for regulated operations, these regulatory assets would be charged to earnings. At December 31, 2020, the regulatory assets for Con Edison and CECONY were $6,461 million and $5,989 million, respectively.
Accounting for Pensions and Other Postretirement Benefits
The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. The Clean Energy Businesses and Con Edison Transmission also provide such benefits to transferred employees who previously worked for the Utilities. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2020, 2019 and 2018.

CON EDISON ANNUAL REPORT 2020	87

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of highly-rated (Aa or higher by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.
The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2021 are increases, compared with 2020, in their pension and other postretirement benefits costs of $15 million and $13 million, respectively.

The following table illustrates the effect on 2021 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25)%	$72	$4	$76
CECONY	(0.25)%	$69	$3	$72
Expected return on plan assets
Con Edison	(0.25)%	$38	$2	$40
CECONY	(0.25)%	$36	$2	$38
Health care trend rate
Con Edison	1.00%	$—	$16	$16
CECONY	1.00%	$—	$11	$11
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25)%	$801	$45	$846
CECONY	(0.25)%	$761	$36	$797
Health care trend rate
Con Edison	1.00%	$—	$108	$108
CECONY	1.00%	$—	$79	$79
A 5.0 percentage point variation in the actual annual return in 2021, as compared with the expected annual asset return of 7.00 percent, would change pension and other postretirement benefit costs for Con Edison and CECONY by approximately $29 million and $27 million, respectively, in 2022.
Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.
The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate plans. The Companies were not required to make cash contributions to the pension plan in 2020 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the pension plan in 2020 of $435 million and $40 million, respectively. In 2021, CECONY and O&R expect to make contributions to the pension plan of $441 million and $39 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.
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

88	CON EDISON ANNUAL REPORT 2020

tar that have been used or generated in the course of operations (Note G) and other contingencies (Note H). In accordance with the accounting rules, the Companies have accrued estimates of losses relating to the contingencies as to which loss is probable and can be reasonably estimated, and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.

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

In January 2019, Pacific Gas and Electric Company (PG&E) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of certain of the Clean Energy Businesses' renewable electric production projects is sold to PG&E under long-term power purchase agreements. As a result of the PG&E bankruptcy, distributions from the related projects to the Clean Energy Businesses were restricted and PG&E-related project debt was reclassified on Con Edison’s consolidated balance sheet from long-term debt to long-term debt due within one year. In July 2020, PG&E’s plan of reorganization became effective and the Clean Energy Businesses began receiving previously restricted distributions and all related project debt with a maturity longer than one year was reclassified to long-term debt. See “Long-Lived and Intangible Assets” in Note A to the financial statements in Item 8.
Accounting for Cloud Computing Implementation Costs
The accounting rules for costs incurred in implementing cloud computing arrangements allow for capitalization of such costs in the same manner as prepaid assets are recorded. Depreciation on the assets is recorded as other operations and maintenance expense. See "Other Deferred Charges and Noncurrent Assets and Prepayments" in Note A to the financial statements in Item 8.
Accounting for Derivative Instruments
The Companies apply the accounting rules for derivatives and hedging to their derivative financial instruments. The Companies use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase and sale of electricity and gas. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. The Clean Energy Businesses have also hedged interest rate risk on certain debt securities. See “Financial and Commodity Market Risks,” below and Note P to the financial statements in Item 8.

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
Investments
The accounting rules require Con Edison to periodically evaluate its equity method investments, to determine whether they are impaired. The standard for determining whether an impairment exists and must be recorded is whether an other-than-temporary decline in carrying value has occurred. The evaluation and measurement of impairments involve uncertainties. The estimates that Con Edison makes with respect to its equity method investments are based on assumptions that management believes are reasonable, and variations in these estimates or the underlying assumptions could have a material impact on whether a triggering event is determined to exist or the amount of any such impairment. Additionally, if the projects in which Con Edison holds these investments recognize an impairment, Con Edison may record its proportionate share of that impairment loss and would evaluate its investment for an other-than-temporary decline in value.

CON EDISON ANNUAL REPORT 2020	89

Con Edison evaluated its equity method investments as of December 31, 2020 and concluded that the fair value of its investment in Mountain Valley Pipeline LLC (MVP) declined below its carrying value and the decline is other-than-temporary. Accordingly, Con Edison recorded a pre-tax impairment loss of $320 million ($223 million after tax) for the year ended December 31, 2020 that reduced the carrying value of its investment in MVP from $662 million to $342 million. See “Investments” in Note A to the financial statements in Item 8.

There is risk that the carrying value of Con Edison’s investments in MVP may be further or fully impaired in the future. There are ongoing legal and regulatory matters that must be resolved favorably before the Mountain Valley Pipeline can be completed. Assumptions and estimates used to test Con Edison’s investments in MVP for impairment may change if adverse or delayed resolutions to these matters were to occur, which could have a material adverse effect on the fair value of Con Edison’s investment in MVP. Also, Con Edison is considering strategic alternatives with respect to its 50 percent interest in Stagecoach Gas Services, LLC. As such strategic alternatives are evaluated, Con Edison may be required to determine whether an other-than-temporary decline in value has occurred for its Stagecoach investment.

At December 31, 2020, Con Edison’s consolidated balance sheet included investments of $1,816 million. See “Investments” in Note A to the financial statements in Item 8.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.
Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses use interest rate swaps to exchange variable-rate project financed debt for a fixed interest rate. See Note P to the financial statements in Item 8. Con Edison and CECONY estimate that at December 31, 2020, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.
Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note P to the financial statements in Item 8.
Con Edison estimates that, as of December 31, 2020, a 10 percent decline in market prices would result in a decline in fair value of $87 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $81 million is for CECONY and $6 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.
The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the years ended December 31, 2020 and 2019, respectively, was as follows:

90	CON EDISON ANNUAL REPORT 2020

95% Confidence Level, One-Day Holding Period	2020	2019
	(Millions of Dollars)
Average for the period	$—	$—
High	—	1
Low	—	—
Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. Con Edison's investment risk also relates to the investments of Con Edison Transmission that are accounted for under the equity method. See “Application of Critical Accounting Policies – Accounting for Pensions and Other Postretirement Benefits,” above and “Investments” in Note A and Notes E and F to the financial statements in Item 8.

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At December 31, 2020, the pension plan investments consisted of 51 percent equity securities, 38 percent debt securities and 11 percent real estate.
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

CON EDISON ANNUAL REPORT 2020	91

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

92	CON EDISON ANNUAL REPORT 2020

Item 8:    Financial Statements and Supplementary Data

Financial Statements	Page
Supplementary Financial Information

Con Edison
Report of Management on Internal Control Over Financial Reporting	95
Report of Independent Registered Public Accounting Firm	96
Consolidated Income Statement for the years ended December 31, 2020, 2019, and 2018	99
Consolidated Statement of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	100
Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018	101
Consolidated Balance Sheet at December 31, 2020 and 2019	102
Consolidated Statement of Equity for the years ended December 31, 2020, 2019 and 2018	104
Consolidated Statement of Capitalization at December 31, 2020 and 2019	105

CECONY
Report of Management on Internal Control Over Financial Reporting	108
Report of Independent Registered Public Accounting Firm	109
Consolidated Income Statement for the years ended December 31, 2020, 2019 and 201818	111
Consolidated Statement of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	112
Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018	113
Consolidated Balance Sheet at December 31, 202020 and 2019	114
Consolidated Statement of Shareholder’s Equity for the years ended December 31, 2020, 2019 and 2018	116
Consolidated Statement of Capitalization at December 31, 2020 and 2019	117

Notes to the Financial Statements	119

Financial Statement Schedules
Con Edison
Schedule I - Condensed Financial Information of Consolidated Edison, Inc. at December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018	187
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018	190
CECONY
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018	190
All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

CON EDISON ANNUAL REPORT 2020	93

Supplementary Financial Information
Selected Quarterly Financial Data for the years ended December 31, 2020 and 2019 (Unaudited)

	2020
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,234	$2,719	$3,333	$2,960
Operating income	808	479	860	507
Net income	375	190	493	43
Basic earnings per share	$1.13	$0.57	$1.47	$0.13
Diluted earnings per share	$1.12	$0.57	$1.47	$0.13
.

	2019
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,514	$2,744	$3,365	$2,951
Operating income	786	458	867	565
Net income	424	152	473	295
Basic earnings per share	$1.31	$0.46	$1.42	$0.89
Diluted earnings per share	$1.31	$0.46	$1.42	$0.88

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

	2020
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,854	$2,345	$2,872	$2,576
Operating income	742	389	722	457
Net income	406	152	405	222

	2019
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$3,039	$2,331	$2,877	$2,573
Operating income	726	376	723	524
Net income	412	152	414	272
In the opinion of CECONY, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

94	CON EDISON ANNUAL REPORT 2020

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2020, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Timothy P. Cawley
Timothy P. Cawley
President and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 18, 2021

CON EDISON ANNUAL REPORT 2020	95

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Consolidated Edison, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Consolidated Edison, Inc. and its subsidiaries (the "Company") as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

96	CON EDISON ANNUAL REPORT 2020

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

Accounting for the Effects of Regulatory Matters

As described in Notes A and B to the consolidated financial statements, the Company applies the authoritative guidance for regulated operations, which specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. As of December 31, 2020, there were $6,461 million of deferred costs included in regulatory assets and $4,549 million of regulatory liabilities awaiting potential refund or future rate reductions. Under regulatory accounting guidance, if it is probable that costs will be recovered in the future, those costs would be recorded as deferred charges or “regulatory assets.” Similarly, if revenues are recorded for costs expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.” The Company’s regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable state and federal regulators.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are the significant auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the computation of regulatory assets and regulatory liabilities.

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

Partial Impairment of the Equity Method Investment in Mountain Valley Pipeline LLC ("MVP")

As described in Note A to the consolidated financial statements, the balance of the Company’s equity method investment in MVP, a company developing a proposed gas transmission project (“Project”), was $342 million as of December 31, 2020. Management periodically evaluates its equity method investments to determine whether an other-than-temporary decline in carrying value has occurred and an impairment exists. Management determined that the uncertainty related to obtaining the necessary permits in lieu of the Nationwide Permit 12, the resulting Project costs and the likelihood of the Project not reaching eventual completion have increased, constituting a triggering event which required management to test its investment in MVP for an other-than-temporary impairment as of December 31, 2020. Management used a discounted cash flow analysis to estimate the fair value of its investment, resulting in a pre-tax impairment loss of $320 million. The analysis discounted probability-weighted future cash flows, including revenues based on long-term firm transportation contracts, that are secured for the first 20 years following completion of the Project. Management determined that the discount rate and the likelihood that the Project is completed are the most significant and sensitive assumptions.

CON EDISON ANNUAL REPORT 2020	97

The principal considerations for our determination that performing procedures relating to the partial impairment of the equity method investment in MVP is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the investment, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to the probability of completion of the Project and the discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment for the equity method investment in MVP, including controls over the discounted cash flow analysis and development of the significant assumptions related to the probability of completion of the Project and the discount rate. These procedures also included, among others, (i) evaluating management’s impairment assessment for MVP, (ii) evaluating the appropriateness of the discounted cash flow analysis, (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow analysis, and (iv) evaluating the significant assumptions used by management related to the probability of completion of the Project and the discount rate. Evaluating management’s assumption related to the probability of completion of the Project involved evaluating whether the assumption used by management was reasonable considering (i) the status of the permitting process with the relevant authorities and (ii) external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow analysis and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 18, 2021
We have served as the Company’s or its predecessors' auditor since 1938.

98	CON EDISON ANNUAL REPORT 2020

Consolidated Edison, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2020	2019	2018
OPERATING REVENUES
Electric	$8,730	$8,694	$8,612
Gas	2,269	2,391	2,327
Steam	508	627	631
Non-utility	739	862	767
TOTAL OPERATING REVENUES	12,246	12,574	12,337
OPERATING EXPENSES
Purchased power	1,600	1,546	1,644
Fuel	156	207	263
Gas purchased for resale	527	880	1,041
Other operations and maintenance	2,814	3,175	3,152
Depreciation and amortization	1,920	1,684	1,438
Taxes, other than income taxes	2,575	2,406	2,266
TOTAL OPERATING EXPENSES	9,592	9,898	9,804
Gain on acquisition of Sempra Solar Holdings, LLC	—	—	131
OPERATING INCOME	2,654	2,676	2,664
OTHER INCOME (DEDUCTIONS)
Investment income (loss)	(214)	96	119
Other income	23	45	17
Allowance for equity funds used during construction	17	14	12
Other deductions	(227)	(104)	(210)
TOTAL OTHER INCOME (DEDUCTIONS)	(401)	51	(62)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,253	2,727	2,602
INTEREST EXPENSE
Interest on long-term debt	915	888	780
Other interest	118	116	49
Allowance for borrowed funds used during construction	(14)	(13)	(10)
NET INTEREST EXPENSE	1,019	991	819
INCOME BEFORE INCOME TAX EXPENSE	1,234	1,736	1,783
INCOME TAX EXPENSE	90	296	401
NET INCOME	$1,144	$1,440	$1,382
Income attributable to non-controlling interest	$43	$97	$—
NET INCOME FOR COMMON STOCK	$1,101	$1,343	$1,382
Net income per common share — basic	$3.29	$4.09	$4.43
Net income per common share — diluted	$3.28	$4.08	$4.42
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC (IN MILLIONS)	334.8	328.5	311.7
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED (IN MILLIONS)	335.7	329.5	312.9
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2020	99

Consolidated Edison, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
NET INCOME	$1,144	$1,440	$1,382
INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(43)	(97)	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(6)	(5)	10
Other income, net of taxes	—	2	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(6)	(3)	10
COMPREHENSIVE INCOME	$1,095	$1,340	$1,392
The accompanying notes are an integral part of these financial statements.

100	CON EDISON ANNUAL REPORT 2020

Consolidated Edison, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
OPERATING ACTIVITIES
Net Income	$1,144	$1,440	$1,382
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,920	1,684	1,438
Impairment of assets	320	—	—
Deferred income taxes	85	308	408
Rate case amortization and accruals	(40)	(116)	(117)
Common equity component of allowance for funds used during construction	(17)	(14)	(12)
Net derivative (gains)/losses	57	27	8
(Gain) on Sale of Assets	—	(14)	—
Unbilled revenue and net unbilled revenue deferrals	(1)	(3)	18
(Gain) on existing project interests due to acquisition of Sempra Solar Holdings, LLC	—	—	(131)
Other non-cash items, net	127	(18)	115
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	(543)	23	(140)
Materials and supplies, including fuel oil and gas in storage	(4)	6	(20)
Revenue decoupling mechanism receivable	(61)	(76)	—
Other receivables and other current assets	(134)	54	(62)
Taxes receivable	(6)	29	27
Prepayments	(11)	(73)	(7)
Accounts payable	170	10	(46)
Pensions and retiree benefits obligations, net	285	357	325
Pensions and retiree benefits contributions	(478)	(357)	(479)
Accrued taxes	74	10	(49)
Accrued interest	(4)	24	(35)
Superfund and environmental remediation costs, net	(22)	(9)	(19)
Distributions from equity investments	39	57	107
System benefit charge	(119)	20	92
Deferred charges, noncurrent assets and other regulatory assets	(653)	(492)	(393)
Deferred credits and other regulatory liabilities	10	278	436
Other current and noncurrent liabilities	60	(21)	(151)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,198	3,134	2,695
INVESTING ACTIVITIES
Utility construction expenditures	(3,326)	(3,238)	(3,251)
Cost of removal less salvage	(310)	(295)	(258)
Non-utility construction expenditures	(583)	(248)	(246)
Investments in electric and gas transmission projects	(3)	(205)	(248)
Investments in/acquisitions of renewable electric production projects	(24)	(10)	(19)
Acquisition of Sempra Solar Holdings, LLC, net of cash acquired	—	—	(1,488)
Proceeds from sale of assets	—	192	5
Other investing activities	22	22	34
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(4,224)	(3,782)	(5,471)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	178	(874)	1,989
Issuance of long-term debt	2,925	3,017	3,030
Retirement of long-term debt	(518)	(1,195)	(1,938)
Debt issuance costs	(47)	(32)	(61)
Common stock dividends	(975)	(924)	(842)
Issuance of common shares - public offering	640	825	705
Issuance of common shares for stock plans	58	54	53
Distribution to noncontrolling interest	(16)	(12)	2
NET CASH FLOWS FROM FINANCING ACTIVITIES	2,245	859	2,938
CASH, TEMPORARY CASH INVESTMENTS AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	219	211	162
BALANCE AT BEGINNING OF PERIOD	1,217	1,006	844
BALANCE AT END OF PERIOD	$1,436	$1,217	$1,006

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$920	$876	$805
Income taxes	$38	($26)	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$478	$336	$369
Issuance of common shares for dividend reinvestment	$48	$47	$47
Debt assumed with business acquisitions	$—	$—	$568
Software licenses acquired but unpaid as of end of period	$51	$80	$100
Equipment acquired but unpaid as of end of period	$28	33	$—

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2020	101

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,272	$981
Accounts receivable — customers, less allowance for uncollectible accounts of $148 and $70 in 2020 and 2019, respectively	1,701	1,236
Other receivables, less allowance for uncollectible accounts of $7 and $4 in 2020 and 2019, respectively	278	184
Taxes receivable	26	20
Accrued unbilled revenue	599	599
Fuel oil, gas in storage, materials and supplies, at average cost	356	352
Prepayments	271	260
Regulatory assets	266	128
Restricted cash	164	236
Revenue decoupling mechanism receivable	137	76
Other current assets	231	200
TOTAL CURRENT ASSETS	5,301	4,272
INVESTMENTS	1,816	2,065
UTILITY PLANT, AT ORIGINAL COST
Electric	33,315	31,866
Gas	10,847	10,107
Steam	2,696	2,601
General	3,880	3,562
TOTAL	50,738	48,136
Less: Accumulated depreciation	11,188	10,322
Net	39,550	37,814
Construction work in progress	2,474	1,937
NET UTILITY PLANT	42,024	39,751
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $522 and $391 in 2020 and 2019, respectively	3,893	3,829
Construction work in progress	638	309
NET PLANT	46,555	43,889
OTHER NONCURRENT ASSETS
Goodwill	446	446
Intangible assets, less accumulated amortization of $228 and $126 in 2020 and 2019, respectively	1,460	1,557
Operating lease right-of-use-asset	837	857
Regulatory assets	6,195	4,859
Other deferred charges and noncurrent assets	285	134
TOTAL OTHER NONCURRENT ASSETS	9,223	7,853
TOTAL ASSETS	$62,895	$58,079
The accompanying notes are an integral part of these financial statements.

102	CON EDISON ANNUAL REPORT 2020

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,967	$1,446
Term Loan	165	—
Notes payable	1,705	1,692
Accounts payable	1,475	1,164
Customer deposits	311	346
Accrued taxes	150	76
Accrued interest	149	153
Accrued wages	108	102
Fair value of derivative liabilities	238	123
Regulatory liabilities	36	102
System benefit charge	528	647
Operating lease liabilities	96	65
Other current liabilities	426	371
TOTAL CURRENT LIABILITIES	7,354	6,287
NONCURRENT LIABILITIES
Provision for injuries and damages	178	130
Pensions and retiree benefits	2,257	1,516
Superfund and other environmental costs	857	734
Asset retirement obligations	576	425
Fair value of derivative liabilities	240	105
Deferred income taxes and unamortized investment tax credits	6,475	6,227
Operating lease liabilities	764	809
Regulatory liabilities	4,513	4,827
Other deferred credits and noncurrent liabilities	234	279
TOTAL NONCURRENT LIABILITIES	16,094	15,052
LONG-TERM DEBT	20,382	18,527
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
EQUITY
Common shareholders’ equity	18,847	18,022
Noncontrolling interest	218	191
TOTAL EQUITY (See Statement of Equity)	19,065	18,213
TOTAL LIABILITIES AND EQUITY	$62,895	$58,079
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2020	103

Consolidated Edison, Inc.
Consolidated Statement of Equity

(In Millions/Except Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
	Shares	Amount			Shares	Amount				Total
BALANCE AS OF DECEMBER 31, 2017	310	$34	$6,298	$10,235	23	$(1,038)	$(85)	$(26)	$7	$15,425
Net income				1,382						$1,382
Common stock dividends ($2.86 per share)				(889)						(889)
Issuance of common shares - public offering	11		719				(14)			705
Issuance of common shares for stock plans			100							100
Other comprehensive income								10		10
Noncontrolling interest									106	106
BALANCE AS OF DECEMBER 31, 2018	321	$34	$7,117	$10,728	23	$(1,038)	$(99)	$(16)	$113	$16,839
Net income				1,343					97	$1,440
Common stock dividends ($2.96 per share)				(971)						(971)
Issuance of common shares - public offering	12	1	835				(11)			825
Issuance of common shares for stock plans			102							102
Other comprehensive income								(3)		(3)
Noncontrolling interest									(19)	(19)
BALANCE AS OF DECEMBER 31, 2019	333	$35	$8,054	$11,100	23	$(1,038)	$(110)	$(19)	$191	$18,213
Net income				1,101					43	$1,144
Common stock dividends ($3.06 per share)				(1,023)						(1,023)
Issuance of common shares - public offering	9	1	641				(2)			640
Issuance of common shares for stock plans			113							113
Other comprehensive income								(6)		(6)
Noncontrolling interest									(16)	(16)
BALANCE AS OF DECEMBER 31, 2020	342	$36	$8,808	$11,178	23	$(1,038)	$(112)	$(25)	$218	$19,065
The accompanying notes are an integral part of these financial statements.

104	CON EDISON ANNUAL REPORT 2020

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(In Millions)	2020	2019	2020	2019
TOTAL EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	$342	$333	$18,872	$18,041
Pension plan liability adjustments, net of taxes			(23)	(17)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(2)	(2)
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES			(25)	(19)
Equity			18,847	18,022
Noncontrolling interest			218	191
TOTAL EQUITY (See Statement of Equity)			$19,065	$18,213
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2020	105

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2020	2019
DEBENTURES:
2020	4.45		2010A	$—	$350
2021	2.00		2016A	500	500
2021	0.65	(a)	2018C	640	640
2023	0.65		2020A	650	—
2024	3.30		2014B	250	250
2026	2.90		2016B	250	250
2027	6.50		1997F	80	80
2027	3.125		2017B	350	350
2028	3.80		2018A	300	300
2028	4.00		2018D	500	500
2029	2.94		2019B	44	44
2030	3.35		2020A	600	—
2030	2.02		2020A	35	—
2033	5.875		2003A	175	175
2033	5.10		2003C	200	200
2034	5.70		2004B	200	200
2035	5.30		2005A	350	350
2035	5.25		2005B	125	125
2036	5.85		2006A	400	400
2036	6.20		2006B	400	400
2036	5.70		2006E	250	250
2037	6.30		2007A	525	525
2038	6.75		2008B	600	600
2039	6.00		2009B	60	60
2039	5.50		2009C	600	600
2039	3.46		2019C	38	38
2040	5.70		2010B	350	350
2040	5.50		2010B	115	115
2042	4.20		2012A	400	400
2043	3.95		2013A	700	700
2044	4.45		2014A	850	850
2045	4.50		2015A	650	650
2045	4.95		2015A	120	120
2045	4.69		2015B	100	100
2046	3.85		2016A	550	550
2046	3.88		2016A	75	75
2047	3.875		2017A	500	500
2048	4.65		2018E	600	600
2048	4.35		2018A	125	125
2048	4.35		2018B	25	25
2049	4.125		2019A	700	700
2049	3.73		2019A	43	43
2050	3.95		2020B	1,000	—
2050	3.24		2020B	40	—
2054	4.625		2014C	750	750
2056	4.30		2016C	500	500
2057	4.00		2017C	350	350
2058	4.50		2018B	700	700
2059	3.70		2019B	600	600
2060	3.00		2020C	600	—
TOTAL DEBENTURES				18,565	15,990

106	CON EDISON ANNUAL REPORT 2020

 Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2020	2019
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2036	0.11%	(a)	2010A	225	225
2039	0.11	(a)	2004C	99	99
2039	0.09	(a)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				450	450
PROJECT DEBT:
2023	4.04	(b)	Copper Mountain Solar 2	204	224
2024-2032	3.78 - 4.52	(b)	Coram	141	150
2025	4.10	(b)	Copper Mountain Solar 3	264	289
2026	3.72	(b)	CED Southwest	437	456
2028	4.41		Wind Holdings	109	123
2028	3.41	(b)	Copper Mountain Solar 1	56	67
2031	2.24 - 3.03		Mesquite Solar 1	180	193
2031-2038	5.25 - 4.95		Texas Solar 4	54	56
2036	3.94		California Solar 2	93	98
2036	4.07		California Solar 3	82	86
2037	4.78		California Solar	178	184
2038	3.82		California Solar 4	284	297
2039	4.82		Broken Bow II	67	68
2040	4.53		Texas Solar 5	140	145
2041	4.21		Texas Solar 7	192	199
2042	4.45		Upton County Solar	87	90
Other project debt				10	12
TOTAL PROJECT DEBT				2,578	2,737
Other long-term debt				971	974
Unamortized debt expense				(168)	(141)
Unamortized debt discount				(47)	(37)
TOTAL				22,349	19,973
Less: Long-term debt due within one year				1,967	1,446
TOTAL LONG-TERM DEBT				20,382	18,527
TOTAL CAPITALIZATION				$39,229	$36,549
(a) Rates reset weekly or quarterly; December 31, 2020 rates shown.
(b) December 31, 2020 effective rates shown, reflecting variable interest rates on the debt that are reset quarterly or semi-annually and the effect of applicable interest rate swaps, if any.
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2020	107

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2020, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Timothy P. Cawley
Timothy P. Cawley
Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 18, 2021

108	CON EDISON ANNUAL REPORT 2020

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholder of Consolidated Edison Company of New York, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Consolidated Edison Company of New York, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note J to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

CON EDISON ANNUAL REPORT 2020	109

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Effects of Regulatory Matters

As described in Notes A and B to the consolidated financial statements, the Company applies the authoritative guidance for regulated operations, which specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. As of December 31, 2020, there were $5,989 million of deferred costs included in regulatory assets and $4,105 million of regulatory liabilities awaiting potential refund or future rate reductions. Under regulatory accounting guidance, if it is probable that costs will be recovered in the future, those costs would be recorded as deferred charges or “regulatory assets.” Similarly, if revenues are recorded for costs expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.” The Company’s regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable state and federal regulators.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are the significant auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the computation of regulatory assets and regulatory liabilities.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 18, 2021
We have served as the Company’s auditor since 1938.

110	CON EDISON ANNUAL REPORT 2020

Consolidated Edison Company of New York, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
OPERATING REVENUES
Electric	$8,103	$8,062	$7,971
Gas	2,036	2,132	2,078
Steam	508	627	631
TOTAL OPERATING REVENUES	10,647	10,821	10,680
OPERATING EXPENSES
Purchased power	1,432	1,357	1,433
Fuel	156	207	263
Gas purchased for resale	426	606	643
Other operations and maintenance	2,269	2,635	2,555
Depreciation and amortization	1,598	1,373	1,276
Taxes, other than income taxes	2,456	2,295	2,156
TOTAL OPERATING EXPENSES	8,337	8,473	8,326
OPERATING INCOME	2,310	2,348	2,354
OTHER INCOME (DEDUCTIONS)
Investment and other income	19	40	13
Allowance for equity funds used during construction	14	12	11
Other deductions	(204)	(87)	(167)
TOTAL OTHER INCOME (DEDUCTIONS)	(171)	(35)	(143)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,139	2,313	2,211
INTEREST EXPENSE
Interest on long-term debt	718	672	662
Other interest	33	67	36
Allowance for borrowed funds used during construction	(12)	(11)	(9)
NET INTEREST EXPENSE	739	728	689
INCOME BEFORE INCOME TAX EXPENSE	1,400	1,585	1,522
INCOME TAX EXPENSE	215	335	326
NET INCOME	$1,185	$1,250	$1,196
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2020	111

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
NET INCOME	$1,185	$1,250	$1,196
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(1)	(3)	1
Other income, net of taxes	—	2	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(1)	(1)	1
COMPREHENSIVE INCOME	$1,184	$1,249	$1,197
The accompanying notes are an integral part of these financial statements.

112	CON EDISON ANNUAL REPORT 2020

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$1,185	$1,250	$1,196
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,598	1,373	1,276
Deferred income taxes	168	128	354
Rate case amortization and accruals	(40)	(117)	(133)
Common equity component of allowance for funds used during construction	(14)	(12)	(11)
(Gain)/Loss on Sale of Assets	—	(14)	—
Unbilled revenue and net unbilled revenue deferrals	(47)	(3)	(4)
Other non-cash items, net	66	7	13
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	(516)	3	(153)
Materials and supplies, including fuel oil and gas in storage	2	11	(17)
Revenue decoupling mechanism receivable	(53)	(76)	—
Other receivables and other current assets	(49)	54	(96)
Accounts receivables from affiliated companies	(61)	141	(150)
Prepayments	19	(61)	(9)
Accounts payable	145	(7)	(27)
Accounts payable to affiliated companies	9	(4)	7
Pensions and retiree benefits obligations, net	253	330	293
Pensions and retiree benefits contributions	(438)	(325)	(440)
Superfund and environmental remediation costs, net	(30)	(12)	(18)
Accrued taxes	61	11	(47)
Accrued taxes to affiliated companies	1	—	(72)
Accrued interest	13	1	(1)
System benefit charge	(112)	18	86
Deferred charges, noncurrent assets and other regulatory assets	(603)	(486)	(314)
Deferred credits and other regulatory liabilities	92	306	549
Other current and noncurrent liabilities	44	(14)	(78)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,693	2,502	2,204
INVESTING ACTIVITIES
Utility construction expenditures	(3,112)	(3,028)	(3,051)
Cost of removal less salvage	(304)	(288)	(255)
Proceeds from sale of assets	—	192	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,416)	(3,124)	(3,306)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	523	(55)	1,042
Issuance of long-term debt	2,200	1,300	2,740
Retirement of long-term debt	(350)	(475)	(1,836)
Debt issuance costs	(34)	(21)	(30)
Capital contribution by parent	500	900	120
Dividend to parent	(982)	(912)	(846)
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,857	737	1,190
CASH, TEMPORARY CASH INVESTMENTS AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	134	115	88
BALANCE AT BEGINNING OF PERIOD	933	818	730
BALANCE AT END OF PERIOD	$1,067	$933	$818

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest	$693	$676	$662
Income taxes	$102	$73	$195
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$417	$285	$299
Software licenses acquired but unpaid as of end of period	$48	$76	95
Equipment acquired but unpaid as of end of period	$28	33	—
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2020	113

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,067	$933
Accounts receivable – customers, less allowance for uncollectible accounts of $138 and $65 in 2020 and 2019, respectively	1,595	1,153
Other receivables, less allowance for uncollectible accounts of $4 and $3 in 2020 and 2019, respectively	134	120
Taxes receivable	8	—
Accrued unbilled revenue	523	477
Accounts receivable from affiliated companies	134	73
Fuel oil, gas in storage, materials and supplies, at average cost	291	293
Prepayments	159	178
Regulatory assets	244	113
Revenue decoupling mechanism receivable	129	76
Other current assets	123	127
TOTAL CURRENT ASSETS	4,407	3,543
INVESTMENTS	541	461
UTILITY PLANT AT ORIGINAL COST
Electric	31,327	29,989
Gas	9,921	9,229
Steam	2,696	2,601
General	3,585	3,271
TOTAL	47,529	45,090
Less: Accumulated depreciation	10,297	9,490
Net	37,232	35,600
Construction work in progress	2,320	1,812
NET UTILITY PLANT	39,552	37,412
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2020 and 2019	2	2
NET PLANT	39,554	37,414
OTHER NONCURRENT ASSETS
Regulatory assets	5,745	4,487
Operating lease right-of-use asset	578	601
Other deferred charges and noncurrent assets	142	51
TOTAL OTHER NONCURRENT ASSETS	6,465	5,139
TOTAL ASSETS	$50,967	$46,557
The accompanying notes are an integral part of these financial statements.

114	CON EDISON ANNUAL REPORT 2020

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$640	$350
Notes payable	1,660	1,137
Accounts payable	1,232	956
Accounts payable to affiliated companies	22	13
Customer deposits	296	334
Accrued taxes	132	71
Accrued taxes to affiliated companies	1	—
Accrued interest	126	113
Accrued wages	97	92
Fair value of derivative liabilities	163	81
Regulatory liabilities	11	63
System benefit charge	475	587
Operating lease liabilities	73	54
Other current liabilities	319	280
TOTAL CURRENT LIABILITIES	5,247	4,131
NONCURRENT LIABILITIES
Provision for injuries and damages	172	125
Pensions and retiree benefits	1,943	1,241
Superfund and other environmental costs	780	654
Asset retirement obligations	508	362
Fair value of derivative liabilities	105	65
Deferred income taxes and unamortized investment tax credits	6,411	6,000
Operating lease liabilities	512	551
Regulatory liabilities	4,094	4,427
Other deferred credits and noncurrent liabilities	197	240
TOTAL NONCURRENT LIABILITIES	14,722	13,665
LONG-TERM DEBT	16,149	14,614
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	14,849	14,147
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$50,967	$46,557
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2020	115

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Shareholder’s Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2017	235	$589	$4,649	$8,231	$(962)	$(62)	$(6)	$12,439
Net income				1,196				1,196
Common stock dividend to parent				(846)				(846)
Capital contribution by parent			120					120
Other comprehensive income							1	1
BALANCE AS OF DECEMBER 31, 2018	235	$589	$4,769	$8,581	$(962)	$(62)	$(5)	$12,910
Net income				1,250				1,250
Common stock dividend to parent				(912)				(912)
Capital contribution by parent			900					900
Other comprehensive income							(1)	(1)
BALANCE AS OF DECEMBER 31, 2019	235	$589	$5,669	$8,919	$(962)	$(62)	$(6)	$14,147
Net income				1,185				1,185
Common stock dividend to parent				(982)				(982)
Capital contribution by parent			500					500
Other comprehensive income							(1)	(1)
BALANCE AS OF DECEMBER 31, 2020	235	$589	$6,169	$9,122	$(962)	$(62)	$(7)	$14,849
The accompanying notes are an integral part of these financial statements.

116	CON EDISON ANNUAL REPORT 2020

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

	Shares outstanding
	December 31,		At December 31,
(In Millions)	2020	2019	2020	2019
TOTAL SHAREHOLDER’S EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	235	235	$14,856	$14,153
Pension plan liability adjustments, net of taxes			(5)	—
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(2)	(6)
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES			(7)	(6)
TOTAL SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)			$14,849	$14,147
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2020	117

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2020	2019
DEBENTURES:
2020	4.45		2010A	$—	$350
2021	0.65	(a)	2018C	640	640
2024	3.30		2014B	250	250
2026	2.90		2016B	250	250
2027	3.125		2017B	350	350
2028	3.80		2018A	300	300
2028	4.00		2018D	500	500
2030	3.35		2020A	600	—
2033	5.875		2003A	175	175
2033	5.10		2003C	200	200
2034	5.70		2004B	200	200
2035	5.30		2005A	350	350
2035	5.25		2005B	125	125
2036	5.85		2006A	400	400
2036	6.20		2006B	400	400
2036	5.70		2006E	250	250
2037	6.30		2007A	525	525
2038	6.75		2008B	600	600
2039	5.50		2009C	600	600
2040	5.70		2010B	350	350
2042	4.20		2012A	400	400
2043	3.95		2013A	700	700
2044	4.45		2014A	850	850
2045	4.50		2015A	650	650
2046	3.85		2016A	550	550
2047	3.875		2017A	500	500
2048	4.65		2018E	600	600
2049	4.125		2019A	700	700
2050	3.95		2020B	1,000	—
2054	4.625		2014C	750	750
2056	4.30		2016C	500	500
2057	4.00		2017C	350	350
2058	4.50		2018B	700	700
2059	3.70		2019B	600	600
2060	3.00		2020C	600	—
TOTAL DEBENTURES				16,515	14,665
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2036	0.11	(a)	2010A	225	225
2039	0.11	(a)	2004C	99	99
2039	0.09	(a)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				450	450
Unamortized debt expense				(130)	(115)
Unamortized debt discount				(46)	(36)
TOTAL				16,789	14,964
Less: Long-term debt due within one year				640	350
TOTAL LONG-TERM DEBT				$16,149	14,614
TOTAL CAPITALIZATION				$30,998	$28,761
(a) Rates reset weekly or quarterly; December 31, 2020 rates shown.
The accompanying notes are an integral part of these financial statements.

118	CON EDISON ANNUAL REPORT 2020

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
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Clean Energy Businesses, Inc., which through its subsidiaries develops, owns and operates renewable and sustainable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. In December 2018, the Clean Energy Businesses acquired Sempra Solar Holdings, LLC. Con Edison Transmission, Inc. invests in electric transmission facilities through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and holds investments in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas). See Note V.

CON EDISON ANNUAL REPORT 2020	119

Note A – Summary of Significant Accounting Policies and Other Matters
Principles of Consolidation
The Companies’ consolidated financial statements include the accounts of their respective majority-owned subsidiaries, and variable interest entities (see Note R), as required. All intercompany balances and intercompany transactions have been eliminated.

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

The Utilities’ principal regulatory assets and liabilities are detailed in Note B. In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made, and are paying or being charged with a return on their regulatory liabilities for which a cash inflow has been received. The Utilities’ regulatory assets and liabilities at December 31, 2020 are recoverable from customers, or to be applied for customer benefit, in accordance with rate provisions that have been approved by state regulators.

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

120	CON EDISON ANNUAL REPORT 2020

The Clean Energy Businesses’ customer accounts receivable balance generally reflects the management of energy supply assets, energy-efficiency services to government and commercial customers, and the engineering, procurement, and construction services of renewable energy projects. The Clean Energy Businesses calculate an allowance for uncollectible accounts related to their energy services customers based on an aging and customer-specific analysis. The amount of such reserves was not material at December 31, 2020.

The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances above existing rate allowances are not reflected in rates during the term of the current rate plans. For the Utilities’ customer accounts receivable allowance for uncollectible accounts, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, bankruptcy rates and aged customer accounts receivable balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. Generally, the Utilities write off customer accounts receivable as uncollectible 90 days after the account is turned off for non-payment, or the account is closed during the collection process. See "COVID-19 Regulatory Matters" in Note B.

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

During the year of 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases to the allowance for customer uncollectible accounts for Con Edison and CECONY were $78 million and $73 million, respectively, for the year ended December 31, 2020.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.

The table below presents a rollforward by major portfolio segment type for the year ended December 31, 2020:

	For the Year Ended December 31, 2020
	Con Edison		CECONY
(Millions of Dollars)	Accounts receivable - customers	Other receivables	Accounts receivable - customers	Other receivables
Allowance for credit losses
Beginning Balance at January 1, 2020	$70	$4	$65	$3
Recoveries	8	—	6	—
Write-offs	(54)	(2)	(50)	(1)
Reserve adjustments	124	5	117	2
Ending Balance December 31, 2020	$148	$7	$138	$4

Revenues
CECONY’s electric and gas rate plans and O&R’s New York electric and gas rate plans each contain a revenue decoupling mechanism, that covers all residential and most commercial customers, under which the company’s actual energy delivery revenues are compared with the authorized delivery revenues and the difference accrued, with interest, for refund to, or recovery from, customers, as applicable. See “Rate Plans” in Note B.

The NYSPSC requires utilities to record gross receipts tax revenues and expenses on a gross income statement presentation basis (i.e., included in both revenue and expense). The recovery of these taxes is generally provided for in the revenue requirement within each of the respective NYSPSC-approved rate plans. Total excise taxes (inclusive of gross receipts taxes) recorded in operating revenues were as follows:

CON EDISON ANNUAL REPORT 2020	121

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
Con Edison	$335	$323	$330
CECONY	323	312	318

For information about the Companies' revenue recognition policies, see Note M.

Plant and Depreciation
Utility Plant
Utility plant is stated at original cost. The cost of repairs and maintenance is charged to expense and the cost of betterments is capitalized. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFUDC). The original cost of property is charged to expense over the estimated useful lives of the assets. Upon retirement, the original cost of property is charged to accumulated depreciation. See Note S.

Rates used for AFUDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFUDC rates for CECONY were 5.2 percent, 5.1 percent and 5.4 percent for 2020, 2019 and 2018, respectively. The AFUDC rates for O&R were 5.3 percent, 5.3 percent and 2.2 percent for 2020, 2019 and 2018, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rates for CECONY were 3.5 percent for 2020 and 3.2 percent for 2019 and 2018. The average depreciation rates for O&R were 3.2 percent for 2020, 3.0 percent for 2019 and 2.9 percent for 2018.

The estimated lives for utility plant for CECONY range from 5 to 85 years for electric, 5 to 90 years for gas, 5 to 80 years for steam and 5 to 55 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric and gas and 5 to 50 years for general plant.

At December 31, 2020 and 2019, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Electric
Generation	$572	$591	$572	$591
Transmission	3,786	3,634	3,496	3,380
Distribution	21,481	20,676	20,366	19,602
General	52	43	52	43
Gas (a)	9,206	8,617	8,522	7,961
Steam	1,854	1,813	1,854	1,813
General	2,507	2,365	2,286	2,143
Held for future use	92	75	84	67
Construction work in progress	2,474	1,937	2,320	1,812
Net Utility Plant	$42,024	$39,751	$39,552	$37,412
(a) Primarily distribution.
General utility plant of Con Edison and CECONY included $86 million and $81 million, respectively, at December 31, 2020, and $93 million and $88 million, respectively, at December 31, 2019, related to a May 2018 acquisition of software licenses. The estimated aggregate annual amortization expense for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $17 million at December 31, 2020 and $10 million at December 31, 2019.

122	CON EDISON ANNUAL REPORT 2020

Under the Utilities’ rate plans, the aggregate annual depreciation allowance for the period ended December 31, 2020 was $1,694 million, including $1,604 million under CECONY’s electric, gas and steam rate plans that have been approved by the NYSPSC.
Non–Utility Plant
Non-utility plant is stated at original cost. For Con Edison, non-utility plant consists primarily of the Clean Energy Businesses’ renewable electric production projects. Property, plant and equipment are stated at cost, less accumulated depreciation and include capitalized interest during construction. Depreciation is computed under the straight-line method over the useful lives of the assets. Solar power generating assets and wind power generating assets have useful lives of 35 years and 30, respectively. For the Utilities, non-utility plant consists of land and conduit for telecommunication use. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives, which is 10 years.

Other Deferred Charges and Noncurrent Assets and Prepayments
Other deferred charges and noncurrent assets and prepayments of Con Edison, net of accumulated depreciation, included $54 million ($51 million for CECONY) and $12 million ($11 million for CECONY), respectively at December 31, 2020, related to implementation costs incurred in cloud computing arrangements. The amounts recorded in 2019 were not material. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives. Depreciation expense related to these assets incurred during the year ended December 31, 2020 for Con Edison and CECONY was $7 million and $6 million, respectively. Accumulated depreciation related to these assets for Con Edison and CECONY was $10 million and $8 million, respectively at December 31, 2020 and was not material at December 31, 2019.

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

Con Edison's intangible assets with definite lives consist primarily of power purchase agreements, which were identified as part of purchase price allocations associated with acquisitions made by the Clean Energy Businesses in 2016 and 2018. At December 31, 2020 and 2019, intangible assets arising from power purchase agreements, including the PG&E PPAs (discussed below), were $1,457 million and $1,554 million, net of accumulated amortization of $220 million and $119 million, respectively, and are being amortized over the life of each agreement. Excluding power purchase agreements, Con Edison’s other intangible assets were $3 million, net of accumulated amortization of $8 million and $7 million, at December 31, 2020 and 2019, respectively. CECONY’s other intangible assets were immaterial at December 31, 2020 and 2019. Con Edison recorded amortization expense related to its intangible assets of $102 million in 2020, $99 million in 2019, and $14 million in 2018. Con Edison expects amortization expense to be $102 million per year over the next five years. Con Edison recorded $2 million of impairment charges in 2018. No impairment charges were recorded on Con Edison's long-lived assets or intangible assets with definite lives in 2020 or 2019.
In January 2019, Pacific Gas and Electric Company (PG&E) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The output of certain of the Clean Energy Businesses' renewable electric production projects is sold to PG&E under long-term power purchase agreements. As a result of the PG&E bankruptcy, distributions from the related projects to the Clean Energy Businesses were restricted and PG&E-related project debt was reclassified on Con Edison’s consolidated balance sheet from long-term debt to long-term debt due within one year. In July 2020, PG&E’s plan of reorganization became effective and the Clean Energy Businesses began receiving previously restricted distributions and all related project debt with a maturity longer than one year was reclassified to long-term debt.

Recoverable Energy Costs
The Utilities generally recover all of their prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with rate provisions approved by the applicable state public utility regulators. If the actual energy supply costs for a given month are more or less than the amounts billed to customers for that month,

CON EDISON ANNUAL REPORT 2020	123

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
Investments
Accounting for Investments
Con Edison’s investments consist primarily of the investments of Con Edison Transmission that are accounted for under the equity method, and the fair value of the Utilities’ supplemental retirement income plan and deferred income plan assets.

The accounting rules require Con Edison to periodically evaluate its investments to determine whether they are impaired. The standard for determining whether an impairment exists and must be recorded is whether an other-than-temporary decline in carrying value has occurred. Changes in economic conditions, forecasted cash flows and the regulatory environment, among other factors, could require equity method investments to recognize a decrease in carrying value for an other-than-temporary decline. When management believes such a decline may have occurred, the fair value of the investment is estimated using a market valuation model such as a discounted cash flow analysis. The fair value is compared to the carrying value of the investment in order to determine the amount of impairment to record, if any.

The evaluation and measurement of impairments involves uncertainties. The judgments that Con Edison makes to estimate the fair value of its equity method investments are based on assumptions that management believes are reasonable, and variations in these estimates or the underlying assumptions could have a material impact on whether a triggering event is determined to exist or the amount of any such impairment. Additionally, if the projects in which Con Edison holds these investments recognize an impairment, Con Edison may record a share of that impairment loss and would evaluate its investment for an other-than-temporary decline in carrying value.

Con Edison evaluated its equity method investments and determined that there was an other-than-temporary decline in the value of its investment in Mountain Valley Pipeline LLC (MVP) and therefore recorded a partial impairment at December 31, 2020, as described below. Also, Con Edison is considering strategic alternatives with respect to its 50 percent interest in Stagecoach Gas Services, LLC (Stagecoach), a joint venture that owns and operates an existing gas pipeline and storage business located in northeastern Pennsylvania and the southern tier of New York. As such strategic alternatives are evaluated, Con Edison may be required to determine whether an other-than-temporary decline in value has occurred for its Stagecoach investment.

Partial Impairment of Investment in Mountain Valley Pipeline LLC (MVP)
In January 2016, Con Edison Gas Pipeline and Storage, LLC (CET Gas), an indirect subsidiary of Con Edison, acquired a 12.5 percent equity interest in MVP, a company developing a proposed gas transmission project (the Project) in West Virginia and Virginia. At December 31, 2020 and 2019, CET Gas' cash contributions to MVP were approximately $530 million, and the carrying value at December 31, 2020 prior to recording an impairment loss was

124	CON EDISON ANNUAL REPORT 2020

$662 million, reflecting CET Gas' proportionate share of allowance for funds used during construction (AFUDC) income from the Project. During 2019, Con Edison determined that, as it was permitted to do under the MVP joint venture agreement, it would limit its cash contributions to the joint venture to approximately $530 million, which limit was reached in 2019, and that is expected to result in the further reduction of Con Edison’s ownership share in the joint venture. At December 31, 2020, CET Gas owned an 11.3 percent interest in MVP that is expected to be reduced to 8.8 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture.

During 2020, progress was made on the construction of the Project, and the U.S. Supreme Court issued favorable decisions in cases unrelated to MVP, regarding the permitting process for pipeline construction and water crossings. In November 2020, the U.S. Court of Appeals for the Fourth Circuit issued a stay on the Nationwide Permit 12, effectively blocking the Project’s ability to pursue water crossings under that permit. As a result, in November 2020 the Project applied to the FERC for a certificate amendment to bore under water bodies in the first 77 miles of the Project in West Virginia, allowing this portion of the pipe to be completed and placed in-service while a plan for the remaining water crossings was pursued. If approved, this amendment would lead to additional Project costs and would extend the anticipated in-service date of the Project to late 2021. The uncertainty related to obtaining the necessary permits in lieu of the Nationwide Permit 12, the resulting Project costs and the likelihood of the Project not reaching eventual completion have increased, constituting a triggering event which required Con Edison to test its investment in MVP for an other-than-temporary impairment as of December 31, 2020. Further, in January 2021, the FERC did not approve the requested amendment. In its discussion, a FERC commissioner indicated that the commission should have the plan for the entire Project’s water crossings rather than the first 77 miles and that all of the Federal permits be restored before allowing additional construction to resume. Later in January 2021, the Project indicated its plans to apply for U.S. Army Corps of Engineers individual permits for certain water crossings and a certificate amendment for other water crossings that, in total, would cover the entire Project length. In addition, the second largest partner in the Project announced it had recorded a significant impairment of their investment in the Project at year-end 2020.

In response to the triggering event, Con Edison assessed the value of its equity investment in the Project to determine whether the fair value of its investment in MVP had declined below its carrying value on an other-than-temporary basis. The estimated fair value of the investment was determined using a discounted cash flow analysis, which is a level 3 fair value measurement. The analysis discounted probability-weighted future cash flows, including revenues based on long-term firm transportation contracts, that are secured for the first 20 years following completion of the Project. See Note T. Con Edison has also assumed cash flows extending beyond this period. All cash flows were discounted at a pre-tax discount rate of 8.3 percent and then weighted based on Con Edison’s estimate of the likelihood that the Project will be completed. Con Edison believes that the likelihood of Project completion is in the upper end of a reasonably possible range. The likelihood that the Project is completed and the discount rate are the most significant and sensitive assumptions; changes in these assumptions may materially change the results of the impairment calculation.

Based on the discounted cash flow analysis, Con Edison concluded that the fair value of its investment in MVP declined below its carrying value and the decline is other-than-temporary. Accordingly, Con Edison recorded a pre-tax impairment loss of $320 million ($223 million, after tax), for the year ended December 31, 2020 to reduce the carrying value of its investment in MVP from $662 million to $342 million. The impairment was recorded within “Investment income (loss)” on Con Edison’s Consolidated Income Statement. In addition, Con Edison will not record non-cash equity in earnings from allowance for funds used during construction, if any, from MVP beginning in 2021 and until such time as substantial construction activities are resumed, which would be indicative of probable Project completion.

There is risk that the fair value of Con Edison’s investment in MVP may be further or fully impaired in the future. There are ongoing legal and regulatory matters that must be resolved favorably before the Project can be completed. Assumptions and estimates used to test Con Edison’s investment in MVP for impairment may change if adverse or delayed resolutions to the Project’s pending legal and regulatory challenges were to occur, which could have a material adverse effect on the fair value of Con Edison’s investment in MVP.

Summary of Investment Balances
The following investment assets are included in the Companies' consolidated balance sheets at December 31, 2020 and 2019:

CON EDISON ANNUAL REPORT 2020	125

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
CET Gas investment in Stagecoach Gas Services, LLC	$845	$924	$—	$—
CET Gas investment in Mountain Valley Pipeline, LLC (a)	342	602	—	—
Supplemental retirement income plan assets (b)	465	397	439	371
Deferred income plan assets	92	81	92	81
CET Electric investment in New York Transco, LLC	69	59	—	—
Other	3	2	10	9
Total investments	$1,816	$2,065	$541	$461
(a)At December 31, 2020 and 2019, CET Gas' cash investment in MVP was $530 million. In January 2021, the operator of the Mountain Valley Pipeline indicated that, subject to receipt of certain authorizations and resolution of certain challenges, it is continuing to target an in-service date for the Project of late 2021 at an overall Project cost of $5,800 million to $6,000 million, excluding allowance for funds used during construction. For the year ended December 31, 2020, CET Gas owned an 11.3 percent interest in MVP and reduced the carrying value of its investment in MVP from $662 million to $342 million by recognizing a noncash impairment loss of $320 million, pre-tax ($223 million, after tax), and based on total estimated Project costs and CET Gas’ previous capping of its cash contributions to the joint venture, its ownership interest in the joint venture is expected to be reduced to 8.8%.
(b)See Note E.

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

126	CON EDISON ANNUAL REPORT 2020

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

Research and Development Costs
Research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
Con Edison	$24	$24	$24
CECONY	23	23	23

Reclassification
Certain prior year amounts have been reclassified within Note L to conform with current year presentation.

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

CON EDISON ANNUAL REPORT 2020	127

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the exercise price (see Note N) and its common shares that are subject to forward sale agreements (see Note C). Before the issuance of common shares upon settlement of the forward sale agreements, the shares will be reflected in the company’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreements over the number of shares that could be purchased by the company in the market (based on the average market price during the period) using the proceeds due upon physical settlement (based on the adjusted forward sale price at the end of the reporting period).
Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2020	2019	2018
Net income for common stock	$1,101	$1,343	$1,382
Weighted average common shares outstanding – basic	334.8	328.5	311.7
Add: Incremental shares attributable to effect of potentially dilutive securities	0.9	1.0	1.2
Adjusted weighted average common shares outstanding – diluted	335.7	329.5	312.9
Net Income per common share – basic	$3.29	$4.09	$4.43
Net Income per common share – diluted	$3.28	$4.08	$4.42

The computation of diluted EPS for the years ended December 31, 2020, 2019 and 2018 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

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

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI, net of taxes, at December 31, 2017 (a)	$(26)	$(6)
OCI before reclassifications, net of tax of $3 for Con Edison	4	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison (a)(b)	6	1
Total OCI, net of taxes, at December 31, 2018	10	1
Accumulated OCI, net of taxes, at December 31, 2018 (a)	$(16)	$(5)
OCI before reclassifications, net of tax of $(6) and $(1) for Con Edison and CECONY, respectively	(10)	(3)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison (a)(b)	7	2
Total OCI, net of taxes, at December 31, 2019	(3)	(1)
Accumulated OCI, net of taxes, at December 31, 2019 (a)	$(19)	$(6)
OCI before reclassifications, net of tax of $4 and $1 for Con Edison and CECONY, respectively	(11)	(3)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison (a)(b)	5	2
Total OCI, net of taxes, at December 31, 2020	(6)	(1)
Accumulated OCI, net of taxes, at December 31, 2020 (a)	$(25)	$(7)
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

128	CON EDISON ANNUAL REPORT 2020

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At December 31, 2020 and 2019, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At December 31,
	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Cash and temporary cash investments	$1,272	$981	$1,067	$933
Restricted cash (a)	164	236	—	—
Total cash, temporary cash investments and restricted cash	$1,436	$1,217	$1,067	$933
(a)Restricted cash included cash of the Clean Energy Businesses' renewable electric production project subsidiaries ($164 million and $236 million at December 31, 2020 and 2019, respectively) that, under the related project debt agreements, is either restricted until the various maturity dates of the project debt to being used for normal operating expenses and capital expenditures, debt service, and required reserves or, for the December 31, 2019 amount, was restricted as a result of the PG&E bankruptcy. During the pendency of the PG&E bankruptcy, cash was not distributed from the related projects to the Clean Energy Businesses. In July 2020, PG&E's plan of reorganization became effective and the Clean Energy Businesses received previously restricted distributions and have resumed receiving distributions for all projects. See "Long-Lived and Intangible Assets,” above.

CON EDISON ANNUAL REPORT 2020	129

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

Cost reconciliations that reconcile pension and other postretirement benefit costs, environmental remediation costs, property taxes, variable-rate tax-exempt debt and certain other costs to amounts reflected in delivery rates for such costs. In addition, changes in the Utilities' costs not reflected in rates, in excess of certain amounts, resulting from changes in tax or changes in legislation, regulation or related actions, are deferred as a regulatory asset or regulatory liability to be reflected in the Utilities' next rate plan or in a manner to be determined by the NYSPSC. Also, the Utilities generally retain the right to petition for recovery or accounting deferral of extraordinary and material cost increases and provision is sometimes made for the utility to retain a share of cost reductions, for example, property tax refunds.
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

130	CON EDISON ANNUAL REPORT 2020

The following tables contain a summary of the Utilities’ rate plans:

CECONY – Electric
Effective period	January 2017 – December 2019	January 2020 – December 2022 (a)
Base rate changes	Yr. 1 – $195 million (b) Yr. 2 – $155 million (b) Yr. 3 – $155 million (b)	Yr. 1 – $113 million (c) Yr. 2 – $370 million (c) Yr. 3 – $326 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $84 million Yr. 2 – $83 million Yr. 3 – $69 million	Yr. 1 – $267 million (d) Yr. 2 – $269 million (d) Yr. 3 – $272 million (d)
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

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $69 million
Yr. 2 - $74 million
Yr. 3 - $79 million
In 2020, the company recorded $34 million primarily related to earnings adjustment mechanism incentives for energy efficiency.

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized electric delivery revenues.
In 2017, 2018 and 2019, the company deferred for customer benefit $45 million, $(6) million and $169 million of revenues, respectively.
Continuation of reconciliation of actual to authorized electric delivery revenues. In 2020, the company deferred for recovery from customers $242 million of revenues.
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

Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 - $450 million
Yr. 2 - $461 million
Yr. 3 - $476 million
In 2020, the company recorded negative revenue adjustments of $5 million.

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

Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate debt, major storms, property taxes (e), municipal infrastructure support costs (f), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates. (g)
In 2020, the company deferred $288 million of net regulatory assets.

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

Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI):
Yr. 1 - $24,491 million
Yr. 2 - $25,092 million
Yr. 3 - $25,708 million
AMI:
Yr. 1 - $572 million
Yr. 2 - $740 million
Yr. 3 - $806 million (h)
The company deferred $4.1 million as a regulatory asset in 2020.

Average rate base	Yr. 1 – $18,902 million Yr. 2 – $19,530 million Yr. 3 – $20,277 million	Yr. 1 - $21,660 million Yr. 2 - $22,783 million Yr. 3 - $23,926 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.82 percent Yr. 2 – 6.80 percent Yr. 3 – 6.73 percent	6.61 percent
Authorized return on common equity	9.0 percent	8.80 percent

CON EDISON ANNUAL REPORT 2020	131

Actual return on common equity (i)	Yr. 1 – 9.30 percent Yr. 2 – 9.36 percent Yr. 3 – 8.82 percent	Yr. 1 – 8.50 percent
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

In 2020, the company had no earnings sharing above the threshold.

Cost of long-term debt	Yr. 1 – 4.93 percent Yr. 2 – 4.88 percent Yr. 3 – 4.74 percent	4.63 percent
Common equity ratio	48 percent	48 percent
(a)In January 2020, the NYSPSC approved the October 2019 Joint Proposal for CECONY's electric rate plan for January 2020 through December 2022. If at the end of any semi-annual period ending June 30 and December 31, Con Edison’s investments in its non-utility businesses exceed 15 percent of its total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, CECONY is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures (see Note T) are not necessary.
(b)The electric base rate increases were in addition to a $48 million increase resulting from the December 2016 expiration of a temporary credit under the prior rate plan. At the NYSPSC’s option, these increases were implemented with increases of $199 million in each rate year. Base rates reflect recovery by the company of certain costs of its energy efficiency, system peak reduction and electric vehicle programs (Yr. 1 - $20.5 million; Yr. 2 - $49 million; and Yr. 3 - $107.5 million) over a 10-year period, including the overall pre-tax rate of return on such costs.
(c)Base rates reflect recovery by the company of certain costs of its energy efficiency, Reforming the Energy Vision demonstration projects, non-wire alternative projects (including the Brooklyn Queens demand management program), and off-peak electric vehicle charging programs (Yr. 1 - $206 million; Yr. 2 - $245 million; and Yr. 3 - $251 million) over a ten-year period, including the overall pre-tax rate of return on such costs.
(d)Amounts reflect amortization of the 2018 tax savings under the federal Tax Cuts and Jobs Act of 2017 (TCJA) allocable to CECONY’s electric customers ($377 million) over a three-year period ($126 million annually), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s electric customers ($1,663 million) over the remaining lives of the related assets ($49 million in Yr. 1, $50 million in Yr. 2, and $53 million in Yr. 3) and the unprotected portion of the net regulatory liability ($784 million) over five years ($157 million annually). Amounts also reflect amortization of the regulatory asset for deferred MTA power reliability costs ($238 million) over a five-year period ($48 million annually).
(e)Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr 1 - 10.0 basis points; Yr 2 - 7.5 basis points; and Yr 3 - 5.0 basis points.
(f)In general, if actual expenses for municipal infrastructure support (other than company labor) are below the amounts reflected in rates the company will defer the difference for credit to customers, and if the actual expenses are above the amount reflected in rates the company will defer for recovery from customers 80 percent of the difference subject to a maximum deferral, subject to certain conditions, of
30 percent of the amount reflected in the January 2017-December 2019 rate plan and 15 percent of the amount reflected in the January 2020-December 2022 rate plan.
(g)In addition, the NYSPSC staff has commenced a focused operations audit to investigate the income tax accounting of CECONY and other New York utilities. Any NYSPSC-ordered adjustment to CECONY’s income tax accounting will be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.
(h)Reconciliation of net utility plant for AMI will be done on a combined basis for electric and gas.
(i)Calculated in accordance with the earnings calculation method prescribed in the rate order.

132	CON EDISON ANNUAL REPORT 2020

CECONY – Gas
Effective period	January 2017 - December 2019	January 2020 – December 2022 (a)
Base rate changes	Yr. 1 – $(5) million (b) Yr. 2 – $92 million Yr. 3 – $90 million	Yr. 1 – $84 million (c) Yr. 2 – $122 million (c) Yr. 3 – $167 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $39 million Yr. 2 – $37 million Yr. 3 – $36 million	Yr. 1 – $45 million (d) Yr. 2 – $43 million (d) Yr. 3 – $10 million (d)
Other revenue sources
Retention of annual revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million.

Potential incentives if performance targets related to gas leak backlog, leak prone pipe and service terminations are met:
Yr. 1 – $7 million
Yr. 2 – $8 million
Yr. 3 – $8 million
In 2017, 2018 and 2019, the company achieved incentives of $7 million, $6 million and $7 million, respectively, that, pursuant to the rate plan, was recorded ratably in earnings from 2018 to 2020. In 2018 and 2019, the company recorded incentives of $5 million and $9 million, respectively, for gas leak backlog, leak prone pipe and service terminations.

Retention of annual revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million.

Potential earnings adjusted mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $20 million
Yr. 2 - $22 million
Yr. 3 - $25 million
In 2020, the company recorded $3 million of earnings adjustment mechanism incentives for energy efficiency.

In 2020, the company recorded positive incentives of $13 million.

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
In 2020, the company deferred for recovery from customers $27 million of revenues.

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

Potential charges if performance targets relating to service, safety and other matters are not met:
Yr. 1 - $81 million
Yr. 2 - $88 million
Yr. 3 - $96 million
In 2020, the company did not record any negative revenue adjustments.

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

Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate debt, major storms, property taxes (e), municipal infrastructure support costs (f), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates. (g)
In 2020, the company deferred $91 million of net regulatory assets.

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

Target levels reflected in rates:
Gas average net plant target excluding AMI:
Yr. 1 - $8,108 million
Yr. 2 - $8,808 million
Yr. 3 - $9,510 million
AMI:
Yr. 1 - $142 million
Yr. 2 - $183 million
Yr. 3 - $211 million (h)
In 2020, the company deferred $24.7 million as a regulatory liability.

Average rate base	Yr. 1 – $4,841 million Yr. 2 – $5,395 million Yr. 3 – $6,005 million	Yr. 1 - $7,171 million Yr. 2 - $7,911 million Yr. 3 - $8,622 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.82 percent Yr. 2 – 6.80 percent Yr. 3 – 6.73 percent	6.61 percent
Authorized return on common equity	9.0 percent	8.80 percent
Actual return on common equity (i)	Yr. 1 – 9.22 percent Yr. 2 – 9.04 percent Yr. 3 – 8.72 percent	Yr. 1 – 8.40 percent

CON EDISON ANNUAL REPORT 2020	133

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

In 2020, the company had no earnings above the threshold.

Cost of long-term debt	Yr. 1 – 4.93 percent Yr. 2 – 4.88 percent Yr. 3 – 4.74 percent	4.63 percent
Common equity ratio	48 percent	48 percent
(a)In January 2020, the NYSPSC approved the October 2019 Joint Proposal for CECONY's gas rate plan for January 2020 through December 2022. If at the end of any semi-annual period ending June 30 and December 31, Con Edison’s investments in its non-utility businesses exceed 15 percent of its total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, CECONY is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures (see Note T) are not necessary.
(b)The gas base rate decrease was offset by a $41 million increase resulting from the December 2016 expiration of a temporary credit under the prior rate plan.
(c)The gas base rate increases shown above will be implemented with increases of $47 million in Yr. 1; $176 million in Yr. 2; and $170 million in Yr. 3 in order to levelize customer bill impacts. Base rates reflect recovery by the company of certain costs of its energy efficiency program (Yr. 1 - $30 million; Yr. 2 - $37 million; and Yr. 3 - $40 million) over a ten-year period, including the overall pre-tax rate of return on such costs.
(d)Amounts reflect amortization of the remaining 2018 TCJA tax savings allocable to CECONY’s gas customers ($63 million) over a two year period ($32 million annually), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s gas customers ($725 million) over the remaining lives of the related assets ($14 million in Yr. 1, $14 million in Yr. 2, and $12 million in Yr. 3) and the unprotected portion of the net regulatory liability ($107 million) over five years ($21 million annually)
(e)-(i)    See footnotes (e) - (i) to the table under “CECONY Electric,” above.

134	CON EDISON ANNUAL REPORT 2020

CECONY – Steam
Effective period	January 2014 – December 2016 (a)
Base rate changes	Yr. 1 – $(22.4) million (b) Yr. 2 – $19.8 million (b) Yr. 3 – $20.3 million (b) Yr. 4 – None Yr. 5 – None Yr. 6 – None Yr. 7 – None
Amortizations to income of net regulatory (assets) and liabilities	$37 million over three years
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential charges (up to $1 million annually) if certain steam performance targets are not met. In years 2014 through 2020, the company did not record any negative revenue adjustments.
Cost reconciliations (c)
In 2014, 2015, 2016, 2017, 2018, 2019 and 2020, the company deferred $42 million of net regulatory liabilities, $17 million of net regulatory assets, $8 million and $14 million of net regulatory liabilities, $1 million of net regulatory assets, $8 million of net regulatory liabilities and $35 million of net regulatory assets, respectively.

Net utility plant reconciliations
Target levels reflected in rates were:
Production:
Yr. 1 – $1,752 million
Yr. 2 – $1,732 million
Yr. 3 – $1,720 million
Distribution:
Yr. 1 – $6 million
Yr. 2 – $11 million
Yr. 3 – $25 million
The company reduced its regulatory liability by $0.1 million in 2014 and immaterial amounts in 2015 and 2016 and no deferrals were recorded in 2017, 2018, 2019. The company reduced its regulatory liability by $1.6 million in 2020.

Average rate base	Yr. 1 – $1,511 million Yr. 2 – $1,547 million Yr. 3 – $1,604 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent
Authorized return on common equity	9.3 percent
Actual return on common equity (d)	Yr. 1 – 9.82 percent Yr. 2 – 10.88 percent Yr. 3 – 10.54 percent Yr. 4 – 9.51 percent Yr. 5 – 11.73 percent Yr. 6 – 10.45 percent Yr. 7 – 7.91 percent
Earnings sharing
Weather normalized earnings above an annual earnings threshold of 9.9 percent are to be applied to reduce regulatory assets for environmental remediation and other costs.
In 2014, the company had no earnings above the threshold. Actual earnings were $11.5 million and $7.8 million above the threshold in 2015 and 2016, respectively. In 2017, actual earnings were $8.5 million above the threshold, offset in part by a positive adjustment related to 2016 of $4 million. In 2018, actual earnings were $16.5 million above the threshold, and an additional $1.1 million related to 2017 was recorded. In 2019 actual earnings were $5 million above the threshold, offset in part by an adjustment related to 2018 of $2.3 million. In 2020, the company had no earnings above the threshold.

Cost of long-term debt	Yr. 1 – 5.17 percent Yr. 2 – 5.23 percent Yr. 3 – 5.39 percent
Common equity ratio	48 percent
(a)Rates determined pursuant to this rate plan continue in effect until a new rate plan is approved by the NYSPSC.
(b)The impact of these base rate changes was deferred which resulted in an $8 million regulatory liability at December 31, 2016.
(c)Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a 10 basis point impact on return on common equity.
(d)Calculated in accordance with the earnings calculation method prescribed in the rate order.

CON EDISON ANNUAL REPORT 2020	135

O&R New York – Electric
Effective period	November 2015 - October 2017 (a)	January 2019 – December 2021 (d)
Base rate changes	Yr. 1 – $9.3 million Yr. 2 – $8.8 million Yr. 3 – None	Yr. 1 – $13.4 million (e) Yr. 2 – $8.0 million (e) Yr. 3 – $5.8 million (e)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $(8.5) million (b) Yr. 2 – $(9.4) million (b) Yr. 3 – None	Yr. 1 – $(1.5) million (f) Yr. 2 – $(1.5) million (f) Yr. 3 – $(1.5) million (f)
Other revenue sources
Potential earnings adjustment mechanism incentives for peak reduction, energy efficiency, Distributed Energy Resources utilization and other potential incentives of up to:
Yr. 1 - $3.6 million
Yr. 2 - $4.0 million
Yr. 3 - $4.2 million

Potential incentive if performance target related to customer service is met: $0.5 million annually.

In 2019 and 2020, the company recorded $2.6 million and $1.9 million of earnings adjustment mechanism incentives for energy efficiency, respectively. In 2019 and 2020, the company recorded $0.2 million and $0.5 million of incentives for customer service, respectively.

Revenue decoupling mechanisms
In 2015, 2016, 2017 and 2018, the company deferred for the customer’s benefit an immaterial amount, $6.3 million as regulatory liabilities, $11.2 million as regulatory asset and $0.5 million as regulatory asset, respectively.
Continuation of reconciliation of actual to authorized electric delivery revenues. In 2019 and 2020, the company deferred $0.1 million and $6 million as regulatory assets.
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

Potential charges if certain performance targets relating to service, reliability and other matters are not met:
Yr. 1 - $4.4 million
Yr. 2 - $4.4 million
Yr. 3 - $4.5 million

In 2019 and 2020, the company did not record any negative revenue adjustments.

Cost reconciliations
In 2015, 2016 and 2017, the company deferred $0.3 million, $7.4 million and $3.2 million as net decreases to regulatory assets, respectively. In 2018, the company deferred $5 million as a net regulatory asset.

Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (g), energy efficiency program (h), major storms, the impact of new laws and certain other costs to amounts reflected in rates.(i)

In 2019 and 2020, the company deferred $4.3 million and $30.3 million as net regulatory assets.

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

Target levels reflected in rates were:
Electric average net plant target excluding advanced metering infrastructure (AMI):
Yr. 1 - $1,008 million
Yr. 2 - $1,032 million
Yr. 3 - $1,083 million
AMI (j):
Yr. 1 - $48 million
Yr. 2 - $58 million
Yr. 3 - $61 million

The company increased regulatory asset by an immaterial amount in 2019 and deferred $0.4 million as a regulatory liability in 2020.

Average rate base	Yr. 1 – $763 million Yr. 2 – $805 million Yr. 3 – $805 million	Yr. 1 – $878 million Yr. 2 – $906 million Yr. 3 – $948 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.06 percent Yr. 3 – 7.06 percent	Yr. 1 – 6.97 percent Yr. 2 – 6.96 percent Yr. 3 – 6.96 percent
Authorized return on common equity	9.0 percent	9.0 percent
Actual return on common equity (k)	Yr. 1 – 10.8 percent Yr. 2 – 9.7 percent Yr. 3 – 7.2 percent	Yr. 1 – 9.6 percent Yr. 2 – 8.76 percent

136	CON EDISON ANNUAL REPORT 2020

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

In 2019 and 2020, earnings did not exceed the earnings threshold.

Cost of long-term debt	Yr. 1 – 5.42 percent Yr. 2 – 5.35 percent Yr. 3 – 5.35 percent	Yr. 1 – 5.17 percent Yr. 2 – 5.14 percent Yr. 3 – 5.14 percent
Common equity ratio	48 percent	48 percent
(a)Rates determined pursuant to this rate plan continued in effect until the subsequent rate plan became effective.
(b)$59.3 million of the regulatory asset for deferred storm costs is to be recovered from customers over a 5 year period, including $11.85 million in each of years 1 and 2, $1 million of the regulatory asset for such costs will not be recovered from customers, and all outstanding issues related to Superstorm Sandy and other past major storms prior to November 2014 are resolved. Approximately $4 million of regulatory assets for property tax and interest rate reconciliations will not be recovered from customers. Amounts that will not be recovered from customers were charged-off in June 2015.
(c)Excludes electric AMI as to which the company will be required to defer as a regulatory liability the revenue requirement impact of the amount, if any, by which actual average net utility plant balances are less than amounts reflected in rates: $1 million in year 1 and $9 million in year 2.
(d)If at the end of any year, Con Edison’s investments in its non-utility businesses exceed 15 percent of Con Edison’s total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, O&R is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures (see Note T) are not necessary.
(e)The electric base rate increases shown above will be implemented with increases of: Yr. 1 - $8.6 million; Yr. 2 - $12.1 million; and Yr. 3 - $12.2 million.
(f)Reflects amortization of, among other things, the company’s net benefits under the TCJA prior to January 1, 2019, amortization of net regulatory liability for future income taxes and reduction of previously incurred regulatory assets for environmental remediation costs. Also, for electric, reflects amortization over a six year period of previously incurred incremental major storm costs. See "Other Regulatory Matters," below.
(g)Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr. 1 - 10.0 basis points; Yr. 2 - 7.5 basis points; and Yr. 3 - 5.0 basis points.
(h)Energy efficiency costs are expensed as incurred. Such costs are subject to a downward-only reconciliation over the terms of the electric and gas rate plans. The company will defer for the benefit of customers any cumulative shortfall over the terms of the electric and gas rate plans between actual expenditures and the levels provided in rates.
(i)In addition, amounts reflected in rates relating to income taxes and excess deferred federal income tax liability balances will be reconciled (i.e., refunded to or collected from customers) to any final, non-appealable NYSPSC-ordered findings in its investigation of O&R’s income tax accounting. See “Other Regulatory Matters,” in Note B.
(j)Net plant reconciliation for AMI expenditures will be implemented for a single category of AMI capital expenditures that includes amounts allocated to both electric and gas customers.
(k)Calculated in accordance with the earnings calculation method prescribed in the rate order.

In January 2021, O&R filed a request with the NYSPSC for an increase in the rates it charges for electric service rendered in New York, effective January 1, 2022, of $24.5 million. The filing reflects a return on common equity of 9.5 percent and a common equity ratio of 50 percent. The filing proposes continuation of the provisions with respect to recovery from customers of the cost of purchased power, and the reconciliation of actual expenses allocable to the electric business to the amounts for such costs reflected in electric rates for storm costs, pension and other postretirement benefit costs, environmental remediation and property taxes.

CON EDISON ANNUAL REPORT 2020	137

O&R New York – Gas
Effective period	November 2015 – October 2018 (a)	January 2019 – December 2021 (d)
Base rate changes	Yr. 1 – $16.4 million Yr. 2 – $16.4 million Yr. 3 – $5.8 million Yr. 3 – $10.6 million collected through a surcharge	Yr. 1 – $(7.5) million (e) Yr. 2 – $3.6 million (e) Yr. 3 – $0.7 million (e)
Amortization to income of net regulatory (assets) and liabilities	Yr. 1 – $(1.7) million (b) Yr. 2 – $(2.1) million (b) Yr. 3 – $(2.5) million (b)	Yr. 1 – $1.8 million (f) Yr. 2 – $1.8 million (f) Yr. 3 – $1.8 million (f)
Other revenue sources
Continuation of retention of annual revenues from non-firm customers of up to $4.0 million, with variances to be shared 80 percent by customers and 20 percent by company.

Potential earnings adjustment mechanism incentives of up to $0.3 million annually.

Potential incentives if performance targets related to gas leak backlog, leak prone pipe, emergency response, damage prevention and customer service are met: Yr. 1 - $1.2 million; Yr. 2 - $1.3 million; and Yr. 3 - $1.3 million.

In 2019 and 2020, the company recorded $0.3 million of earnings adjustment mechanism incentives for energy efficiency. In 2019 and 2020, the company recorded $0.7 million and $0.5 million of positive incentives, respectively.

Revenue decoupling mechanisms
In 2015, 2016, 2017 and 2018, the company deferred $0.8 million of regulatory assets, $6.2 million of regulatory liabilities, $1.7 million of regulatory liabilities and $6.3 million of regulatory liabilities, respectively.
Continuation of reconciliation of actual to authorized gas delivery revenues. In 2019 and 2020, the company deferred $0.8 million and $0.5 million of regulatory assets, respectively.
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

In 2019 and 2020, the company recorded a $0.2 million and an immaterial amount of negative revenue adjustments, respectively.

Cost reconciliations
In 2015 and 2016, the company deferred $4.5 million and $6.6 million as net regulatory liabilities and assets, respectively. In 2017 and 2018, the company deferred $3.5 million and $7.4 million as net regulatory liabilities, respectively.

Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (g), energy efficiency program (h), the impact of new laws and certain other costs to amounts reflected in rates.(i)

In 2019 and 2020, the company deferred $6 million as net regulatory liabilities and $1.8 million as net regulatory assets, respectively.

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

Target levels reflected in rates were:
Gas average net plant target excluding AMI:
Yr. 1 - $593 million
Yr. 2 - $611 million
Yr. 3 - $632 million
AMI (j):
Yr. 1 - $20 million
Yr. 2 - $24 million
Yr. 3 - $25 million

In 2019 and 2020, the company deferred immaterial amounts as regulatory assets.

Average rate base	Yr. 1 – $366 million Yr. 2 – $391 million Yr. 3 – $417 million	Yr. 1 – $454 million Yr. 2 – $476 million Yr. 3 – $498 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.06 percent Yr. 3 – 7.06 percent	Yr. 1 – 6.97 percent Yr. 2 – 6.96 percent Yr. 3 – 6.96 percent
Authorized return on common equity	9.0 percent	9.0 percent
Actual return on common equity (k)	Yr. 1 – 11.2 percent Yr. 2 – 9.7 percent Yr. 3 – 8.1 percent	Yr. 1 – 8.90 percent Yr. 2 – 9.58 percent

138	CON EDISON ANNUAL REPORT 2020

Earnings sharing
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets. In 2015, earnings did not exceed the earnings threshold. Actual earnings were $4 million, $0.2 million above the threshold for 2016 and 2017, respectively. In 2018, earnings did not exceed the earnings threshold.

Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year. In 2019 and 2020, earnings did not exceed the earnings threshold.

Cost of long-term debt	Yr. 1 – 5.42 percent Yr. 2 – 5.35 percent Yr. 3 – 5.35 percent	Yr. 1 – 5.17 percent Yr. 2 – 5.14 percent Yr. 3 – 5.14 percent
Common equity ratio	48 percent	48 percent
(a)Rates pursuant to this rate plan continued in effect until the subsequent rate plan became effective.
(b)Reflects that the company will not recover from customers a total of approximately $14 million of regulatory assets for property tax and interest rate reconciliations. Amounts that will not be recovered from customers were charged-off in June 2015.
(c)Excludes gas AMI as to which the company will be required to defer as a regulatory liability the revenue requirement impact of the amount, if any, by which actual average net utility plant balances are less than amounts reflected in rates: $0.5 million in year 1, $4.2 million in year 2 and $7.2 million in year 3.
(d)If at the end of any year, Con Edison’s investments in its non-utility businesses exceed 15 percent of Con Edison’s total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, O&R is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures (see Note T) are not necessary.
(e)The gas base rate changes shown above will be implemented with changes of: Yr. 1 - $(5.9) million; Yr. 2 - $1.0 million; and Yr. 3 - $1.0 million.
(f)-(k) See footnotes (f) - (k) to the table under “O&R New York - Electric,” above.

In January 2021, O&R filed a request with the NYSPSC for an increase in the rates it charges for gas service rendered in New York, effective January 1, 2022, of $9.8 million. The filing reflects a return on common equity of 9.5 percent and a common equity ratio of 50 percent. The filing proposes continuation of the provisions with respect to recovery from customers of the cost of purchased gas, and the reconciliation of actual expenses allocable to the gas business to the amounts for such costs reflected in gas rates for pension and other postretirement benefit costs, environmental remediation and property taxes.

CON EDISON ANNUAL REPORT 2020	139

In January 2020, the NJBPU approved an electric rate increase, effective February 1, 2020, of $12 million for RECO. The following table contains a summary of the terms of the distribution rate plans.

RECO
Effective period	March 2017 – January 2020	February 2020
Base rate changes	Yr. 1 – $1.7 million	Yr. 1 – $12 million
Amortization to income of net regulatory (assets) and liabilities	$0.2 million over three years and continuation of $(25.6) million of deferred storm costs over four years which expired on July 31, 2018 (a)	$4.8 million over four years.
Recoverable energy costs	Current rate recovery of purchased power costs.	Current rate recovery of purchased power costs.
Cost reconciliations	None	None
Average rate base	Yr. 1 – $178.7 million	Yr. 1 – $229.9 million
Weighted average cost of capital (after-tax)	7.47 percent	7.11 percent
Authorized return on common equity	9.6 percent	9.5 percent
Actual return on common equity	Yr. 1 – 7.5 percent Yr. 2 – 5.7 percent	Yr. 1 – 5.4 percent
Cost of long-term debt	5.37 percent	4.88 percent
Common equity ratio	49.7 percent	48.32 percent
(a)In January 2016, the NJBPU approved RECO’s plan to spend $15.7 million in capital over three years to harden its electric system against storms, the costs of which RECO, beginning in 2017, is collecting through a customer surcharge.

In November 2017, FERC approved a September 2017 settlement agreement among RECO, the New Jersey Division of Rate Counsel and the NJBPU that increases RECO's annual transmission revenue requirement from $11.8 million to $17.7 million, effective April 2017. The revenue requirement reflects a return on common equity of 10.0 percent.

COVID-19 Regulatory Matters
Governors, public utility commissions and other regulatory agencies in the states in which the Utilities operate have issued orders related to the COVID-19 pandemic that impact the Utilities as described below.

New York State Regulation
In March 2020, New York State Governor Cuomo declared a State Disaster Emergency for the State of New York due to the COVID-19 pandemic and signed the "New York State on PAUSE" executive order that closed all non-essential businesses statewide. New York State designated utilities, including CECONY and O&R, as essential businesses that were able to continue a portion of their work during the effectiveness of the PAUSE order. In May 2020, the "New York Forward" plan went into effect. New York Forward is a phased plan to reopen businesses in geographic areas of New York State that meet metrics established by various public health organizations. In October 2020, Governor Cuomo announced a new cluster action initiative to address COVID-19 hotspots that have arisen in various areas of New York within the Utilities’ service territory and to impose new rules and restrictions targeted to areas with the highest concentration of COVID-19 cases and the surrounding communities. As a result of these COVID-19 clusters, the Utilities have limited their work in customer premises in the impacted areas to only address emergency, safety-related and selected service connections requested by customers. Since the emergency declaration, and due to economic conditions, the NYSPSC and the Utilities have worked to mitigate the potential impact of the COVID-19 pandemic on the Utilities, their customers and other stakeholders.

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In June 2020, the state of New York enacted a law prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers during the COVID-19 state of emergency. In addition, such prohibition will apply for an additional 180 days after the state of emergency ends for residential customers who have experienced a change in financial circumstances due to the COVID-19 pandemic. The law expires on March 31, 2021, although legislation has been introduced to extend the expiration date until December 31, 2021 or later. For the year ended December 31, 2020, the estimated foregone revenues that were not collected by CECONY and O&R were approximately $61 million and $3 million, respectively (see Note M). Also in March 2020, the Utilities requested and the NYSPSC granted extensions to file their 2019 Earnings Adjustment Mechanisms (EAMs) reports, which were filed in July 2020. The earned EAM incentives of approximately $46 million and $3 million for CECONY

140	CON EDISON ANNUAL REPORT 2020

and O&R, respectively, are being recovered from customers over a twelve-month period that began September 2020.

In June 2020, the NYSPSC directed CECONY to implement a summer cooling credit program to help mitigate the cost of staying home and operating air conditioning for health-vulnerable low-income customers due to the limited availability of public cooling facilities as a result of the COVID-19 social distancing measures. The cost of the program is being recovered over a five-year period that began January 2021. As of December 31, 2020, CECONY deferred for later recovery $63.4 million of summer cooling credit costs.

The Utilities’ New York rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. For the year ended December 31, 2020, the reserve increases to the allowance for uncollectible accounts associated with the COVID-19 pandemic for CECONY electric and gas operations and O&R electric operations were $73 million and $2 million, respectively, and were deferred pursuant to the legislative, regulatory and related actions provisions of the rate plans as a result of the New York State on PAUSE and related executive orders. The reserve increase to the allowance for uncollectible accounts associated with the COVID-19 pandemic for O&R gas operations of $1 million did not meet the deferral threshold at December 31, 2020. The Utilities’ New York rate plans also provide for an allowance for write-offs of customer accounts receivable balances. The above amounts deferred pursuant to the legislative, regulatory and related actions provisions were reduced by the amount that the actual write-offs of customer accounts receivable balances were below the allowance reflected in rates (due to the New York State on PAUSE and related executive orders), which differences were $18 million and $1 million for CECONY and O&R, respectively, for the year ended December 31, 2020.

In June 2020, the NYSPSC established a generic proceeding on the impacts of the COVID-19 pandemic and sought comment on a variety of COVID-19 related issues. In July 2020, the Utilities submitted joint comments with other large utilities in New York State that included a formal request to defer all COVID-19 related costs and for a surcharge mechanism to collect such deferrals based upon the individual utility's need. In January 2021, NYSPSC staff provided guidance to New York utilities that no additional mechanisms are required because there are already established mechanisms for utility recovery of unexpected material expenses through rate plan change in legislation, regulation and related actions provisions and the filing of individual deferral petitions The guidance further provided that utilities deferring COVID-19 related costs pursuant to the provisions that allow deferral of costs resulting from a change in legislation, regulation and related actions must comply with the provisions of their rate plans, be able to demonstrate the nexus between the changes in law or regulation and the specific revenue and expense items, and consider any offsetting cost savings due to the pandemic.

In February 2021, the NYSPSC staff issued its report on New York State’s Energy Affordability Policy that provides recommendations to large New York utilities, including CECONY and O&R. The report recommends, among other things, that residential and commercial customers’ late payment fees and interest on deferred payment agreements be waived until two years after the expiration of the New York State moratorium on utility terminations (the moratorium currently expires on March 31, 2021, although legislation has been introduced to extend the expiration to December 31, 2021 or later) and each utility develop an arrears management program to mitigate the financial burdens of the COVID-19 pandemic on New York households and that program costs be shared, perhaps equally, between shareholders and customers. The NYSPSC staff has requested that the utilities and interested parties comment on the report prior to staff submitting the recommendations to the NYSPSC for consideration.

As of December 31, 2020, CECONY deferred, for New York City residential customers, $54.9 million of higher summer generation capacity supply costs. CECONY expects to recover such costs from customers by October 2021.

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

CON EDISON ANNUAL REPORT 2020	141

New Jersey State Regulation
In March 2020, New Jersey Governor Murphy declared a Public Health Emergency and State of Emergency for the State of New Jersey. Since that declaration, the NJBPU and RECO have worked to mitigate the potential impact of the COVID-19 pandemic on RECO, its customers and other stakeholders. In March 2020, RECO began suspending late payment charges, terminations for non-payment, and no access fees during the COVID-19 pandemic. The suspension of these fees is not expected to be material.

In July 2020, the NJBPU authorized RECO and other New Jersey utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to the COVID-19 pandemic beginning on March 9, 2020, and through the later of September 30, 2021, or 60 days after the emergency declaration is no longer in effect. RECO deferred net incremental COVID-19 related costs of $0.5 million through December 31, 2020.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At December 31, 2020, the Utilities had not accrued a liability related to this matter.

In March 2018, Winter Storms Riley and Quinn caused damage to the Utilities’ electric distribution systems and interrupted service to approximately 209,000 CECONY customers, 93,000 O&R customers and 44,000 RECO customers. At December 31, 2020, CECONY's costs related to March 2018 storms, including Riley and Quinn, amounted to $134 million, including operation and maintenance expenses reflected in its electric rate plan ($15 million), operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan ($84 million), capital expenditures ($29 million) and removal costs ($6 million). At December 31, 2020, O&R and RECO costs related to 2018 storms amounted to $43 million and $17 million, respectively, most of which were deferred as regulatory assets pursuant to their electric rate plans. In January 2019, O&R began recovering its deferred storm costs over a six-year period in accordance with its New York electric rate plan. In February 2020, RECO began recovering its deferred storm costs over a four-year period in accordance with its New Jersey electric

142	CON EDISON ANNUAL REPORT 2020

rate plan. The NYSPSC investigated the preparation and response to the storms by CECONY, O&R, and other New York electric utilities, including all aspects of their emergency response plans. In April 2019, following the issuance of a NYSPSC staff report on the investigation, the NYSPSC ordered the utilities to show cause why the NYSPSC should not commence a penalty action against them for violating their emergency response plans. During 2020, CECONY and O&R accrued $5.6 million and $0.85 million, respectively, related to this matter. In August 2020, the NYSPSC approved a July 2020 settlement agreement that provides for the Utilities to set aside $5.6 million and $0.85 million for the benefit of CECONY and O&R electric customers, respectively.

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

In July 2019, electric service was interrupted to approximately 72,000 CECONY customers on the west side of Manhattan. Also in July 2019, electric service was interrupted to approximately 30,000 CECONY customers primarily in the Flatbush area of Brooklyn. In November 2020, the NYSPSC issued an order in its proceedings investigating these July 2019 power outages ordering CECONY to show cause why the NYSPSC should not commence a review of the prudency of CECONY’s actions and/or omissions prior to, during, and after the July 2019 outages in Manhattan and Brooklyn, and pursue civil or administrative penalties in the amount of up to $24.8 million for CECONY’s alleged failure to comply with certain requirements. The order further indicated that should the NYSPSC confirm some or all of the apparent violations identified in the order or other orders issued by the NYSPSC in the future in connection with this proceeding, and should such confirmed violations be classified as findings of repeated violations of the Public Service Law or rules or regulations adopted pursuant thereto that demonstrate a failure of CECONY to continue to provide safe and adequate service, the NYSPSC would be authorized to commence a proceeding under Public Service Law Section 68(2) to revoke or modify CECONY’s certificate as it relates to its service territory or any portion thereof.

In December 2020, CECONY filed a response to the NYSPSC order demonstrating why the NYSPSC should not commence a penalty or prudence action against CECONY. CECONY stated that the NYSPSC order misapplied Section 25-a of the Public Service Law by ignoring the reasonable compliance standard under the statute and instead, was imposing a strict liability standard. For both outages, CECONY presented evidence that it either had complied or reasonably complied with NYSPSC requirements. With respect to the Manhattan outage, CECONY stated that a prudency proceeding was not justified because CECONY’s actions with respect to the Manhattan outage were reasonable based on the information the company had at the time. With respect to the Brooklyn outage, the company stated that the order failed to allege that improper company actions caused the outage. During 2019, CECONY recorded negative revenue adjustments associated with reliability performance provisions of $15 million in aggregate primarily related to these outages. CECONY has not accrued any additional liability related to this matter and is unable to determine the outcome of this proceeding at this time.

In August 2020, Tropical Storm Isaias caused significant damage to the Utilities’ electric distribution systems and interrupted service to approximately 330,000 CECONY electric customers and approximately 200,000 O&R electric customers. As of December 31, 2020, CECONY incurred costs for Tropical Storm Isaias of $153 million (including $77 million of operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan, $58 million of capital expenditures and $18 million of operation and maintenance expenses). As of December 31, 2020, O&R incurred costs for Tropical Storm Isaias of $34 million (including $26 million of operation and maintenance expenses charged against a storm reserve pursuant to its New York electric rate plan and $8 million of capital expenditures). The Utilities’ electric rate plans provide for recovery of operating costs and capital expenditures under different provisions. The Utilities’ incremental operating costs attributable to storms are to be deferred for recovery as a regulatory asset under their electric rate plans, while capital expenditures, up to specified levels, are reflected in rates under their electric rate plans. In addition, as of December 31, 2020, CECONY and O&R incurred costs of $7.5 million and $2.9 million, respectively, for food and medicine spoilage claims. The provisions of the Utilities’ New York electric rate plans that impose negative revenue adjustments for operating

CON EDISON ANNUAL REPORT 2020	143

performance provide for exceptions for major storms and catastrophic events beyond the control of the companies, including natural disasters such as hurricanes and floods.

In November 2020, the NYSPSC issued an order in its proceedings investigating the New York utilities’ preparation for and response to Tropical Storm Isaias that ordered the Utilities to show cause why (i) civil penalties or appropriate injunctive relief should not be imposed against CECONY (in the amount of up to $102.3 million relating to 33 alleged violations) and against O&R (in the amount of up to $19 million relating to 38 alleged violations) to remedy such noncompliance, and (ii) a prudence proceeding should not be commenced against the Utilities for potentially imprudent expenditures of ratepayer funds related to the matter. The order stated that given the continuing nature of the investigation of this matter by the New York State Department of Public Service (NYSDPS), the NYSPSC may amend the order to include any subsequently determined apparent violations identified by the NYSDPS. In addition, the order indicated that should the NYSPSC confirm some or all of the apparent violations identified in the order or other orders issued by the NYSPSC in the future in connection with this proceeding, and should such respective confirmed violations be classified as findings of repeated violations of the Public Service Law or rules or regulations adopted pursuant thereto that demonstrate a failure of CECONY and/or O&R to continue to provide safe and adequate service, the NYSPSC would be authorized to commence a proceeding under Public Service Law Section 68(2) to revoke or modify CECONY’s and/or O&R’s certificate as it relates to its service territory or any portion thereof.

In December 2020, CECONY and O&R filed responses to the NYSPSC order demonstrating why the NYSPSC should not commence penalty or prudence actions against them. The Utilities stated that the NYSPSC orders misapplied Section 25-a of the Public Service Law by ignoring the reasonable compliance standard under the statute and instead, was imposing a strict liability standard. CECONY and O&R also presented evidence that the order either misrepresented the applicable requirements or ignored that the Utilities were acting pursuant to practices approved by the NYSPSC. Finally, CECONY and O&R stated that there was no basis to commence a prudence proceeding because the Utilities acted reasonably based on the information available and the circumstances at the time. The Utilities have not accrued a liability related to this matter and are unable to determine the outcome of this proceeding at this time.

In October 2020, the NYSPSC issued an order instituting a proceeding to consider requiring New York’s large, investor-owned utilities, including CECONY and O&R, to annually disclose what risks climate change poses to their companies, investors and customers going forward. The order notes that some holding companies, including Con Edison, already disclose climate change risks at the holding company level, but states that the NYSPSC believes that climate-related risk disclosures should be issued specific to the operating companies in New York, such as CECONY and O&R, and that such climate-related risk disclosures should be included annually with the utilities’ financial reports. In December 2020, CECONY and O&R, along with other large New York utilities, filed comments supporting climate change risk disclosures in annual reports filed with the NYSPSC and recommended the use of an industry-specific template.

In May 2020, the president of the United States issued the "Securing the United States Bulk-Power System" executive order. The executive order declares threats to the bulk-power system by foreign adversaries constitute a national emergency and prohibits the acquisition, importation, transfer or installation of certain bulk-power system electric equipment that is sourced from foreign adversaries. The Department of Energy is expected to issue regulations implementing the executive order. In January 2021, the president of the United States suspended the May 2020 executive order for 90 days. The Companies are unable to predict the impact on them of regulations that may be adopted regarding the bulk-power system.

144	CON EDISON ANNUAL REPORT 2020

Regulatory Assets and Liabilities
Regulatory assets and liabilities at December 31, 2020 and 2019 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Regulatory assets
Unrecognized pension and other postretirement costs	$3,241	$2,541	$3,065	$2,403
Environmental remediation costs	865	732	791	647
Revenue taxes	356	321	342	308
Pension and other postretirement benefits deferrals	315	71	272	47
Property tax reconciliation	241	219	239	210
Deferred storm costs	195	77	83	—
MTA power reliability deferral	188	248	188	248
System peak reduction and energy efficiency programs	124	131	124	130
Deferred derivative losses	120	83	111	76
COVID - 19 Deferrals	115	—	113	—
Municipal infrastructure support costs	62	75	62	75
Brooklyn Queens demand management program	36	39	36	39
Meadowlands heater odorization project	32	35	32	35
Gate station upgrade project	25	19	25	19
Unamortized loss on reacquired debt	21	28	19	26
Preferred stock redemption	21	22	21	22
Recoverable REV demonstration project costs	20	21	18	19
Non-wire alternative projects	18	14	18	14
Workers’ compensation	—	3	—	3
Other	200	180	186	166
Regulatory assets – noncurrent	6,195	4,859	5,745	4,487
Deferred derivative losses	190	128	177	113
Recoverable energy costs	76	—	67	—
Regulatory assets – current	266	128	244	113
Total Regulatory Assets	$6,461	$4,987	$5,989	$4,600
Regulatory liabilities
Future income tax*	$2,207	$2,426	$2,062	$2,275
Allowance for cost of removal less salvage	1,090	989	932	843
TCJA net benefits	295	471	286	454
Net unbilled revenue deferrals	198	199	198	199
Net proceeds from sale of property	137	173	137	173
Pension and other postretirement benefit deferrals	85	75	46	46
System benefit charge carrying charge	64	48	57	44
Property tax refunds	36	45	35	45
BQDM and REV Demo reconciliations	27	27	25	26
Settlement of gas proceedings	21	10	21	10
Sales and use tax refunds	16	8	16	8
Earnings sharing - electric, gas and steam	15	22	10	15
Unrecognized other postretirement costs	11	9	—	—
Settlement of prudence proceeding	5	8	5	8
Workers’ compensation	3	—	3	—
Energy efficiency portfolio standard unencumbered funds	1	122	—	118
Other	302	195	261	163
Regulatory liabilities – noncurrent	4,513	4,827	4,094	4,427
Refundable energy costs	28	44	4	12
Deferred derivative gains	8	34	7	34
Revenue decoupling mechanism	—	24	—	17
Regulatory liabilities—current	36	102	11	63
Total Regulatory Liabilities	$4,549	$4,929	$4,105	$4,490
* See "Federal Income Tax" in Note A, "Other Regulatory Matters," above, and Note L.

Unrecognized pension and other postretirement costs represent the net regulatory asset associated with the accounting rules for retirement benefits. See Note A.

CON EDISON ANNUAL REPORT 2020	145

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
Deferred storm costs represent response and restoration costs, other than capital expenditures, in connection with Tropical Storm Isaias, Superstorm Sandy and other major storms that were deferred by the Utilities.

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

COVID - 19 Deferrals represents both the amount to be collected from customers related to the Emergency Summer Cooling Credits program for CECONY and amounts related to the increase in the allowance for uncollectible accounts resulting from the COVID-19 pandemic and New York on PAUSE and related executive orders, for electric and gas operations for CECONY and electric operations for O&R.
The NYSPSC has authorized CECONY to accrue unbilled electric, gas and steam revenues. CECONY has deferred the net margin on the unbilled revenues for the future benefit of customers by recording a regulatory liability of $198 million and $199 million at December 31, 2020 and 2019, respectively, for the difference between the unbilled revenues and energy cost liabilities.
In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base.
In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($1,696 million and $1,188 million for Con Edison, and $1,509 and $1,054 million for CECONY at December 31, 2020 and 2019, respectively). Regulatory liabilities are treated in a consistent manner. The Other Customer-Provided Capital rate for the years ended December 31, 2020 and 2019 was 2.65 percent and 4.2 percent, respectively. The recognition of the return on regulatory assets is determined by the Utilities’ rate plans or orders issued by state regulators.
Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At December 31, 2020 and 2019, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:

146	CON EDISON ANNUAL REPORT 2020

Regulatory Assets Not Earning a Return

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Unrecognized and other postretirement costs	$3,241	$2,541	$3,065	$2,403
Environmental remediation costs	855	727	781	647
Revenue taxes	336	296	323	285
Deferred derivative losses	120	83	111	76
Workers' compensation	—	3	—	3
Other	24	21	24	20
Deferred derivative losses - current	190	128	177	112
Total	4,766	3,799	4,481	3,546
The recovery periods for regulatory assets for which a cash outflow has not been made and that do not earn a return have not yet been determined, except as noted below, and are expected to be determined pursuant to the Utilities’ future rate plans to be filed or orders issued by the state regulators in connection therewith.
The Utilities recover unrecognized pension and other postretirement costs over 10 years pursuant to NYSPSC policy.

The deferral for revenue taxes represent the Metropolitan transportation business tax surcharge on the cumulative temporary differences between the book and tax basis of assets and liabilities of the Utilities, as well as the difference between taxes collected and paid by the Utilities to fund mass transportation. The Utilities recover the majority of the revenue taxes over the remaining book lives of the electric and gas plant assets, as well as the steam plant assets for CECONY.

The Utilities recover deferred derivative losses – current within one year, and noncurrent generally within three years.

CON EDISON ANNUAL REPORT 2020	147

Note C – Capitalization
Common Stock
Con Edison is authorized to issue 500,000,000 shares of its common stock and CECONY is authorized to issue 340,000,000 of its common stock. At December 31, 2020 and 2019, 342,297,534 and 332,629,597 shares, respectively, of Con Edison common stock were outstanding. At December 31, 2020 and 2019, 235,488,094 million shares of CECONY common stock were outstanding, all of which were owned by Con Edison. At December 31, 2020 and 2019, Con Edison had 23,210,700 treasury shares, including 21,976,200 shares of Con Edison stock that CECONY purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

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

In December 2020, Con Edison issued 7,200,000 shares of its common stock resulting in net proceeds of approximately $553 million, after issuance expenses. The net proceeds from the sale of the common shares, together with the net proceeds from the sale of $650 million aggregate principal amount of 0.65 percent debentures due 2023, were used to prepay in full a $820 million July 2020 term loan. The remaining net proceeds from the sale of the common shares were invested by Con Edison in its subsidiaries, principally CECONY and O&R, and for other general corporate purposes.
Capitalization of Con Edison
Con Edison's capitalization shown on its Consolidated Statement of Capitalization includes its outstanding common stock and long-term debt and the outstanding long-term debt of the Utilities and the Clean Energy Businesses.
Dividends
In accordance with NYSPSC requirements, the dividends that the Utilities generally pay are limited to not more than 100 percent of their respective income available for dividends calculated on a two–year rolling average basis. See Note T. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk.
Long-term Debt
Long-term debt maturing in the period 2021-2025 is as follows:

(Millions of Dollars)	Con Edison	CECONY
2021	$1,967	$640
2022	437	—
2023	966	—
2024	385	250
2025	315	—

CECONY has issued $450 million of tax–exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bear interest at a rate determined weekly and is subject to tender by bondholders for purchase by the company.
The carrying amounts and fair values of long-term debt at December 31, 2020 and 2019 are:

(Millions of Dollars)	2020		2019
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$22,349	$26,808	$19,973	$22,738
CECONY	$16,789	$20,974	$14,964	$17,505

148	CON EDISON ANNUAL REPORT 2020

(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $215 million and $176 million for Con Edison and CECONY, respectively, as of December 31, 2020 and $178 million and $151 million for Con Edison and CECONY, respectively, as of December 31, 2019.
The fair values of the Companies' long-term debt have been estimated primarily using available market information and at December 31, 2020 are classified as Level 2 (see Note Q).
Significant Debt Covenants
The significant debt covenants under the financing arrangements for the Companies' debentures and Con Edison's notes and February 2019 $825 million ($675 million of which was outstanding at December 31, 2020) variable-rate term loan that matures in June 2021 include obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other entity unless certain conditions are met. In addition, the notes include a covenant that the company shall continue its utility business in New York City, the term loan includes a covenant that, subject to certain exceptions, the company and its subsidiaries will not mortgage, lien, pledge or otherwise encumber its assets, and the notes and term loan provide that the company shall not permit its ratio of consolidated debt to consolidated total capital to exceed certain amounts (0.675 to 1 for the notes and 0.65 for the term loan) and include cross default provisions with respect to the failure by the company or any material subsidiary to make one or more payments in respect of material financial obligations (in excess of an aggregate $100 million of debt for the notes and $150 million of debt or derivative obligations for the term loan, excluding non-recourse debt) of the company (or any of its material subsidiaries, in the case of the notes) and the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $100 million for the notes and $150 million for the term loan, not including non-recourse debt) of the company (or any of its material subsidiaries, in the case of the notes) or enables the holders of such debt to accelerate the maturity thereof. The Companies' debentures have no cross default provisions. The tax–exempt financing arrangements of CECONY are subject to covenants for the debentures discussed above and the covenants discussed below. The Companies were in compliance with their significant debt covenants at December 31, 2020.
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
Note D – Short-Term Borrowing
In December 2016, Con Edison and the Utilities entered into a credit agreement (Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement, as amended in 2019, expires in December 2023. There is a maximum of $2,250 million of credit available through December 2022 and $2,200 million of credit available from then through December 2023. The full amount is available to CECONY and $1,000 million (subject to increase up to $1,500 million) is available to Con Edison, including up to $1,200 million of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement. At December 31, 2020, Con Edison had $1,705 million of commercial paper outstanding, of which $1,660 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2020 was 0.3 percent for both Con Edison and CECONY. At December 31, 2019, Con Edison had $1,692 million of commercial paper outstanding of which $1,137 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2019 was 2.0 percent for both Con Edison and CECONY.

CON EDISON ANNUAL REPORT 2020	149

At December 31, 2020 and 2019, no loans were outstanding under the Credit Agreement. An immaterial amount of letters of credit were outstanding under the Credit Agreement as of December 31, 2020 and 2019.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default for a company include that company exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2020 this ratio was 0.53 to 1 for Con Edison and 0.56 to 1 for CECONY); that company having liens on its assets in an aggregate amount exceeding five percent of its consolidated total capital, subject to certain exceptions; that company or any of its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt) of that company; the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) of that company or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. The Companies were in compliance with their covenants at December 31, 2020.

In December 2020, a subsidiary of the Clean Energy Businesses borrowed $165 million under a $613 million variable-rate construction loan facility that matures no later than November 2021, (the Construction Loan Facility) and that is secured by and was used to fund construction costs for three of the company’s solar electric production projects. The banks’ commitments under the Construction Loan Facility are subject to certain conditions, including, among other customary conditions, demonstration of construction progress, that there be no event of default and no material adverse effect. The subsidiary of the Clean Energy Businesses was in compliance with its covenants at December 31, 2020.

See Note T for information about short-term borrowing between related parties.
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
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for 2020, 2019 and 2018 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2020	2019	2018	2020	2019	2018
Service cost – including administrative expenses	$293	$250	$290	$274	$232	$272
Interest cost on projected benefit obligation	549	601	561	515	564	525
Expected return on plan assets	(1,034)	(988)	(1,033)	(980)	(936)	(979)
Recognition of net actuarial loss	699	518	688	661	492	651
Recognition of prior service credit	(16)	(17)	(17)	(19)	(19)	(19)
TOTAL PERIODIC BENEFIT COST	$491	$364	$489	$451	$333	$450
Cost capitalized	(130)	(108)	(127)	(123)	(102)	(119)
Reconciliation to rate level	(250)	(15)	(92)	(239)	(12)	(100)
Total expense recognized	$111	$241	$270	$89	$219	$231

In March 2017, the FASB issued amendments to the guidance for retirement benefits through ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The Companies adopted ASU 2017-07 beginning on January 1, 2018. The

150	CON EDISON ANNUAL REPORT 2020

guidance requires that components of net periodic benefit cost other than service cost be presented outside of operating income on consolidated income statements, and that only the service cost component is eligible for capitalization. Accordingly, the service cost components are included in the line "Other operations and maintenance" and the non-service cost components are included in the line “Other deductions” in the Companies' consolidated income statements. In August 2018, the FASB issued amendments to the guidance for retirement benefits through ASU 2018-14, “Compensation-Retirement Benefits (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The guidance requires disclosure of the weighted-average interest crediting rate used for cash balance plans for all periods presented, and a narrative description of significant changes in the benefit obligation. The Companies adopted ASU 2018-14 for fiscal years ending after December 15, 2020 and the required disclosures are included below and, as applicable, in Note F.
Funded Status
The funded status at December 31, 2020, 2019 and 2018 was as follows:

	Con Edison			CECONY
(Millions of Dollars)	2020	2019	2018	2020	2019	2018
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$16,792	$14,449	$15,536	$15,750	$13,542	$14,567
Service cost – excluding administrative expenses	288	245	286	269	228	267
Interest cost on projected benefit obligation	549	601	561	515	564	525
Net actuarial loss/(gain)	2,281	2,191	(1,219)	2,154	2,076	(1,159)
Plan amendments	—	15	—	—	—	—
Benefits paid	(945)	(709)	(715)	(867)	(660)	(658)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$18,965	$16,792	$14,449	$17,821	$15,750	$13,542
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$15,608	$13,450	$14,274	$14,790	$12,744	$13,519
Actual return on plan assets	1,927	2,556	(536)	1,830	2,425	(507)
Employer contributions	475	350	473	435	318	434
Benefits paid	(945)	(709)	(715)	(867)	(660)	(658)
Administrative expenses	(43)	(39)	(46)	(41)	(37)	(44)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$17,022	$15,608	$13,450	$16,147	$14,790	$12,744
FUNDED STATUS	$(1,943)	$(1,184)	$(999)	$(1,674)	$(960)	$(798)
Unrecognized net loss	$3,330	$2,604	$2,464	$3,145	$2,466	$2,338
Unrecognized prior service costs/(credits)	(156)	(173)	(205)	(183)	(202)	(222)
Accumulated benefit obligation	16,768	15,015	13,030	15,676	14,010	12,161

The increase in the pension funded status liability at December 31, 2020 for Con Edison and CECONY of $759 million and $714 million, respectively, compared with December 31, 2019, was primarily due to an increase in the plan's projected benefit obligation as a result of a decrease in the discount rate. The increase in the pension funded status liability at December 31, 2019 for Con Edison and CECONY of $185 million and $162 million, respectively, compared with December 31, 2018, was primarily due to an increase in the plan’s projected benefit obligation as a result of a decrease in the discount rate, partially offset by an increase in plan assets as a result of the actual return on plan assets. See below for further information on the change in the discount rate and determination of the discount rate assumption. For Con Edison, the 2020 increase in pension funded status liability corresponds with an increase to regulatory assets of $734 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a debit to OCI of $8 million (net of taxes) for the unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with certain employees of the Clean Energy Businesses, Con Edison Transmission, and RECO who previously worked for the Utilities.
For CECONY, the increase in the pension funded status liability at December 31, 2020 corresponds with an increase to regulatory assets of $696 million for unrecognized net losses and unrecognized prior service costs consistent with the accounting rules for regulated operations, and also a debit to OCI of $2 million (net of taxes) for unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with certain employees of the Clean Energy Businesses and Con Edison Transmission who previously worked for CECONY.

CON EDISON ANNUAL REPORT 2020	151

At December 31, 2020 and 2019, Con Edison’s investments included $465 million and $397 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $439 million and $371 million, respectively. See Note Q. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $414 million and $377 million as of December 31, 2020, respectively, and $395 million and $360 million as of December 31, 2019, respectively.
Assumptions
The actuarial assumptions were as follows:

	2020	2019	2018
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	2.55%	3.35%	4.25%
Interest crediting rate for cash balance plan	3.00%	3.30%	4.00%
Rate of compensation increase
CECONY	3.80%	3.80%	4.25%
O&R	3.20%	3.20%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	3.35%	4.25%	3.70%
Interest crediting rate for cash balance plan	3.30%	4.00%	4.10%
Expected return on plan assets	7.00%	7.00%	7.50%
Rate of compensation increase
CECONY	3.80%	4.25%	4.25%
O&R	3.20%	4.00%	4.00%
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
Discount Rate Assumption
To determine the assumed discount rate, the Companies use a model that produces a yield curve based on yields on selected highly rated (Aa or higher by either Moody’s or S&P) corporate bonds. Bonds with insufficient liquidity, bonds with questionable pricing information and bonds that are not representative of the overall market are excluded from consideration. For example, the bonds used in the model cannot be callable (with the exception of "make whole" callable bonds), and the amount of the bond issue outstanding must be in excess of $50 million. The spot rates defined by the yield curve and the plan’s projected benefit payments are used to develop a weighted average discount rate.
Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2021	2022	2023	2024	2025	2026-2030
Con Edison	$764	$776	$793	$807	$821	$4,295
CECONY	706	718	733	747	760	3,992
Expected Contributions
Based on estimates as of December 31, 2020, the Companies expect to make contributions to the pension plans during 2021 of $480 million (of which $441 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans.

152	CON EDISON ANNUAL REPORT 2020

Plan Assets
The asset allocations for the pension plan at the end of 2020, 2019 and 2018, and the target allocation for 2021 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2021	2020	2019	2018
Equity Securities	45% - 55%	51%	51%	51%
Debt Securities	33% - 43%	38%	38%	39%
Real Estate	10% - 14%	11%	11%	10%
Total	100%	100%	100%	100%
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
The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2021 reflects the results of such a study conducted in 2018.
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
Assets measured at fair value on a recurring basis are summarized below as defined by the accounting rules for fair value measurements (see Note Q).

CON EDISON ANNUAL REPORT 2020	153

The fair values of the pension plan assets at December 31, 2020 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$4,202	$—	$4,202
International Equity (b)	3,693	—	3,693
U.S. Government Issued Debt (c)	—	1,424	1,424
Corporate Bonds Debt (d)	—	3,535	3,535
Structured Assets Debt (e)	—	188	188
Other Fixed Income Debt (f)	—	1,067	1,067
Cash and Cash Equivalents (g)	51	408	459
Total investments within the fair value hierarchy	$7,946	$6,622	$14,568
Investments measured at NAV per share (m)
Private Equity (h)			635
Real Estate (i)			1,880
Hedge Funds (j)			292
Total investments valued using NAV per share			$2,807
Funds for retiree health benefits (k)	(116)	(97)	(213)
Funds for retiree health benefits measured at NAV per share (k)(m)			(41)
Total funds for retiree health benefits			$(254)
Investments (excluding funds for retiree health benefits)	$7,830	$6,525	$17,121
Pending activities (l)			(99)
Total fair value of plan net assets			$17,022
(a)U.S. Equity includes both actively- and passively-managed assets with investments in domestic equity index funds and actively-managed small-capitalization equities.
(b)International Equity includes international equity index funds and actively-managed international equities.
(c)U.S. Government Issued Debt includes agency and treasury securities.
(d)Corporate Bonds Debt consists of debt issued by various corporations.
(e)Structured Assets Debt includes commercial-mortgage-backed securities and collateralized mortgage obligations.
(f)Other Fixed Income Debt includes municipal bonds, sovereign debt and regional governments.
(g)Cash and Cash Equivalents include short term investments, money markets, foreign currency and cash collateral.
(h)Private Equity consists of global equity funds that are not exchange-traded.
(i)Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.
(j)Hedge Funds are within a commingled structure which invests in various hedge fund managers who can invest in all financial instruments.
(k)The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note F.
(l)Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received and reflects adjustments for available estimates at year end.
(m)In accordance with ASU 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

154	CON EDISON ANNUAL REPORT 2020

The fair values of the pension plan assets at December 31, 2019 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$3,652	$—	$3,652
International Equity (b)	3,354	—	3,354
U.S. Government Issued Debt (c)	—	1,496	1,496
Corporate Bonds Debt (d)	—	3,260	3,260
Structured Assets Debt (e)	—	173	173
Other Fixed Income Debt (f)	—	955	955
Cash and Cash Equivalents (g)	—	326	326
Total investments within the fair value hierarchy	$7,006	$6,210	$13,216
Investments measured at NAV per share (m)
Private Equity (h)			555
Real Estate (i)			1,806
Hedge Funds (j)			270
Total investments valued using NAV per share			$2,631
Funds for retiree health benefits (k)	(110)	(98)	(208)
Funds for retiree health benefits measured at NAV per share (k)(m)			(42)
Total funds for retiree health benefits			$(250)
Investments (excluding funds for retiree health benefits)	$6,896	$6,112	$15,597
Pending activities (l)			11
Total fair value of plan net assets			$15,608
(a) - (m) Reference is made to footnotes (a) through (m) in the above table of pension plan assets at December 31, 2020 by asset category.
The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
Con Edison	$52	$49	$45
CECONY	43	42	39

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
Total Periodic Benefit Cost
The components of the Companies’ total periodic postretirement benefit costs for 2020, 2019 and 2018 were as follows:

CON EDISON ANNUAL REPORT 2020	155

	Con Edison			CECONY
(Millions of Dollars)	2020	2019	2018	2020	2019	2018
Service cost	$21	$18	$20	$16	$13	$14
Interest cost on accumulated other postretirement benefit obligation	37	44	42	31	36	34
Expected return on plan assets	(66)	(66)	(73)	(54)	(54)	(63)
Recognition of net actuarial loss/(gain)	37	(9)	8	36	(10)	3
Recognition of prior service credit	(3)	(2)	(6)	(2)	(2)	(2)
TOTAL PERIODIC POSTRETIREMENT BENEFIT COST/(CREDIT)	$26	$(15)	$(9)	$27	$(17)	$(14)
Cost capitalized	(9)	(7)	(8)	(7)	(5)	(6)
Reconciliation to rate level	(17)	12	8	(25)	7	9
Total credit recognized	$—	$(10)	($9)	$(5)	$(15)	($11)

For information about the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” and ASU 2018-14, “Compensation-Retirement Benefits (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans," see Note E.
Funded Status
The funded status of the programs at December 31, 2020, 2019 and 2018 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2020	2019	2018	2020	2019	2018
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,357	$1,114	$1,219	$1,154	$913	$985
Service cost	21	18	20	16	13	14
Interest cost on accumulated postretirement benefit obligation	37	44	42	31	36	34
Amendments	—	(14)	—	—	—	—
Net actuarial loss/(gain)	74	264	(70)	63	252	(32)
Benefits paid and administrative expenses, net of subsidies	(117)	(110)	(135)	(107)	(100)	(125)
Participant contributions	53	41	38	52	40	37
BENEFIT OBLIGATION AT END OF YEAR	$1,425	$1,357	$1,114	$1,209	$1,154	$913
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$1,026	$885	$1,039	$872	$759	$893
Actual return on plan assets	142	198	(66)	117	165	(54)
Employer contributions	7	7	6	4	6	6
Employer group waiver plan subsidies	20	23	34	19	22	32
Participant contributions	53	40	37	51	40	37
Benefits paid	(133)	(127)	(165)	(123)	(120)	(155)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$1,115	$1,026	$885	$940	$872	$759
FUNDED STATUS	$(310)	$(331)	$(229)	$(269)	$(282)	$(154)
Unrecognized net loss/(gain)	$115	$155	$14	$114	$149	$(2)
Unrecognized prior service costs	(16)	(19)	(8)	(1)	(3)	(5)
The decrease in the other postretirement benefits funded status liability at December 31, 2020 for Con Edison and CECONY of $21 million and $13 million, respectively, compared with December 31, 2019, was primarily due to an increase in the fair value of plan assets as a result of the actual return on plan assets, partially offset by an increase in the plans' projected benefit obligation as a result of a decrease in the discount rate. See below for further information on the change in the discount rate and see Note E for determination of the discount rate assumption. The increase in the other postretirement benefits funded status liability at December 31, 2019 for Con Edison and CECONY of $102 million and $128 million, respectively, compared with December 31, 2018, was primarily due to an

156	CON EDISON ANNUAL REPORT 2020

increase in the plans' projected benefit obligation as a result of an increase in net actuarial loss, partially offset by an increase in plan assets as a result of the actual return on plan assets.
For Con Edison, the decrease in funded status liability at December 31, 2020 corresponds with a net decrease to regulatory assets of $36 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $2 million (net of taxes) for the unrecognized net losses and an immaterial change to OCI for the unrecognized prior service costs associated with the Clean Energy Businesses, Con Edison Transmission, and RECO.
For CECONY, the decrease in funded status liability at December 31, 2020 corresponds with a decrease to regulatory assets of $33 million for unrecognized net losses and the unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations, and immaterial changes to OCI for the unrecognized net losses and the unrecognized prior service costs associated with eligible employees of the Clean Energy Businesses and Con Edison Transmission who previously worked for CECONY.
Assumptions
The actuarial assumptions were as follows:

	2020	2019	2018
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	2.25%	3.10%	4.15%
O&R	2.55%	3.35%	4.30%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate
CECONY	3.10%	4.15%	3.55%
O&R	3.35%	4.30%	3.70%
Expected Return on Plan Assets	6.80%	6.80%	7.50%
Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies and the assumed discount rate.
The health care cost trend rate used to determine net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 was 5.20 percent, 5.40 percent and 5.60 percent, respectively, which was assumed to decrease gradually to 4.50 percent by 2024 and remain at that level thereafter. The health care cost trend rate used to determine benefit obligations as of December 31, 2020, 2019 and 2018 was 7.04 percent, 5.20 percent and 5.40 percent, respectively, which is assumed to decrease gradually to 4.50 percent by 2034 and remain at that level thereafter.

Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies and participant contributions:

(Millions of Dollars)	2021	2022	2023	2024	2025	2026-2030
Con Edison	$84	$84	$84	$84	$84	$409
CECONY	76	75	75	75	75	358
Expected Contributions
Based on estimates as of December 31, 2020, Con Edison and CECONY expect to make a contribution of $6 million (of which $3 million is expected to be made by CECONY) to the other postretirement benefit plans in 2021. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

CON EDISON ANNUAL REPORT 2020	157

Plan Assets
The asset allocations for CECONY’s other postretirement benefit plans at the end of 2020, 2019 and 2018, and the target allocation for 2021 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2021	2020	2019	2018
Equity Securities	42%-80%	54%	54%	52%
Debt Securities	20%-58%	46%	46%	48%
Total	100%	100%	100%	100%
Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.
Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.
The fair values of the plans' assets at December 31, 2020 by asset category as defined by the accounting rules for fair value measurements (see Note Q) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$448	$448
Other Fixed Income Debt (b)	—	367	367
Cash and Cash Equivalents (c)	—	27	27
Total investments	$—	$842	$842
Funds for retiree health benefits (d)	116	97	213
Investments (including funds for retiree health benefits)	$116	$939	$1,055
Funds for retiree health benefits measured at net asset value (d)(e)			41
Pending activities (f)			19
Total fair value of plan net assets			$1,115
(a)Equity includes a passively managed commingled index fund benchmarked to the MSCI All Country World Index.
(b)Other Fixed Income Debt includes a passively managed commingled index fund benchmarked to the Bloomberg Barclays U.S. Long Credit Index and an active separately managed fund indexed to the Bloomberg Barclays U.S. Long Credit Index.
(c)Cash and Cash Equivalents include short-term investments and money markets.
(d)The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note E.
(e)In accordance with ASU 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(f)Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year-end.

158	CON EDISON ANNUAL REPORT 2020

The fair values of the plans' assets at December 31, 2019 by asset category (see Note Q) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$404	$404
Other Fixed Income Debt (b)	—	331	331
Cash and Cash Equivalents (c)	—	23	23
Total investments	$—	$758	$758
Funds for retiree health benefits (d)	110	98	208
Investments (including funds for retiree health benefits)	$110	$856	$966
Funds for retiree health benefits measured at net asset value (d)(e)			42
Pending activities (f)			18
Total fair value of plan net assets			$1,026
(a) - (f) Reference is made to footnotes (a) through (f) in the above table of other postretirement benefit plan assets at December 31, 2020 by asset category.
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
The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2020 and 2019 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Accrued Liabilities:
Manufactured gas plant sites	$752	$640	$676	$561
Other Superfund Sites	105	94	104	93
Total	$857	$734	$780	$654
Regulatory assets	$865	$732	$791	$647
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

CON EDISON ANNUAL REPORT 2020	159

may be material. The Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) prudently incurred site investigation and remediation costs.
Environmental remediation costs incurred related to Superfund Sites at December 31, 2020 and 2019 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Remediation costs incurred	$33	$19	$32	$13
Insurance and other third party recoveries received by Con Edison or CECONY were immaterial in 2020 and 2019.
Con Edison and CECONY estimate that in 2021 they will incur costs for remediation of approximately $40 million and $38 million, respectively. The Companies are unable to estimate the time period over which the remaining accrued liability will be incurred because, among other things, the required remediation has not been determined for some of the sites.
In 2020, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $2,700 million and $2,600 million, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At December 31, 2020, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets for the Companies at December 31, 2020 and 2019 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$72	$78	$68	$73
Regulatory assets/(liabilities) – workers’ compensation	$(3)	$3	$(3)	$3

160	CON EDISON ANNUAL REPORT 2020

Note H – Material Contingencies
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

For information about material contingencies, see “Other Regulatory Matters” in Note B, “Superfund Sites” and “Asbestos Proceedings” in Note G and "Uncertain Tax Positions" in Note L.

Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements totaled $2,042 million and $1,831 million at December 31, 2020 and 2019, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these other agreements at December 31, 2020 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$393	$177	$—	$570
Energy transactions	480	51	222	753
Renewable electric production projects	285	9	355	649
Other	70	—	—	70
Total	$1,228	$237	$577	$2,042
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

CON EDISON ANNUAL REPORT 2020	161

Energy Transactions — Con Edison and the Clean Energy Businesses guarantee payments on behalf of their subsidiaries in order to facilitate physical and financial transactions in electricity, gas, pipeline capacity, transportation, oil, renewable energy credits and energy services. To the extent that liabilities exist under the contracts subject to these guarantees, such liabilities are included in Con Edison’s consolidated balance sheet.
Renewable Electric Production Projects – Con Edison and the Clean Energy Businesses guarantee payments associated with their investment in, or development for others of, solar and wind energy facilities.
Other – Other guarantees include $70 million in guarantees provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the operation of solar energy facilities and energy service projects of the Clean Energy Businesses.
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
The future capacity and other fixed payments under the electricity purchase agreements are estimated to be as follows:

(Millions of Dollars)	2021	2022	2023	2024	2025	All Years Thereafter
Con Edison	$141	$106	$68	$53	$54	$487
CECONY	138	106	68	53	54	487
For energy delivered under most of the electricity purchase agreements, CECONY is obligated to pay variable prices. The company’s payments under the significant terms of the agreements for capacity, energy and other fixed payments in 2020, 2019 and 2018 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
Indian Point (a)	$—	$—	$6
Astoria Generating Company (b)	26	116	179
Brooklyn Navy Yard (c)	113	115	124
Cogen Technologies	—	—	9
Total	$139	$231	$318
(a) Contract term ended in 2018.
(b) Capacity purchase agreements with terms ending in 2020 and 2023.
(c) Contract for plant output, which started in 1996 and ends in 2036.

162	CON EDISON ANNUAL REPORT 2020

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

For new operating leases, the Companies recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Companies’ leases do not provide an implicit rate, the Companies used their collateralized incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Most of the Companies’ leases have remaining lease terms of one year to 40 years and may include options to renew or extend the leases for up to five years at the fair rental value. The Companies' lease terms include options to renew, extend or terminate the lease when it is reasonably certain that the Companies will exercise that option. There were no leases with material variable lease payments or residual value guarantees. The Companies account for lease and non-lease components as a single lease component.

Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the twelve months ended December 31, 2020 and 2019 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Operating lease cost	$85	$83	$65	$64
Operating lease cash flows	$79	$75	$61	$60

As of December 31, 2020, assets recorded as finance leases for Con Edison and CECONY were $3 million and $2 million, respectively, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $3 million and $1 million, respectively. As of December 31, 2019, assets recorded as finance leases were $1 million for Con Edison and an immaterial amount for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $5 million and $3 million, respectively.

For the twelve months ended December 31, 2020 and 2019, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for lease obligations for Con Edison and CECONY were $23 million and $11 million, respectively, for the twelve months ended December 31, 2020 and $39 million and $4 million, respectively, for the twelve months ended December 31, 2019.

Other information related to leases for Con Edison and CECONY at December 31, 2020 and 2019 was as follows:

CON EDISON ANNUAL REPORT 2020	163

	Con Edison		CECONY
	2020	2019	2020	2019
Weighted Average Remaining Lease Term:
Operating leases	19.1 years	19.8 years	13.0 years	14.0 years
Finance leases	7.3 years	12.2 years	4.0 years	2.4 years
Weighted Average Discount Rate:
Operating leases	4.3%	4.3%	3.6%	3.6%
Finance leases	1.8%	3.5%	1.3%	4.1%
Future minimum lease payments under non-cancellable leases at December 31, 2020 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2021	$79	$1	$62	$1
2022	77	1	58	1
2023	74	—	57	—
2024	75	—	57	—
2025	75	—	58	—
All years thereafter	938	1	451	—
Total future minimum lease payments	$1,318	$3	$743	$2
Less: imputed interest	(458)	—	(158)	—
Total	$860	$3	$585	$2
Reported as of December 31, 2020
Operating lease liabilities (current)	$96	$—	$73	$—
Operating lease liabilities (noncurrent)	764	—	512	—
Other current liabilities	—	1	—	1
Other noncurrent liabilities	—	2	—	1
Total	$860	$3	$585	$2
At December 31, 2020, the Companies did not have material obligations under operating or finance leases that had not yet commenced.

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the twelve months ended December 31, 2020 and 2019.

Note K – Goodwill
The Companies test goodwill for impairment at least annually or whenever there is a triggering event. There is an option to first make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying a quantitative goodwill impairment test. The quantitative goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

164	CON EDISON ANNUAL REPORT 2020

Con Edison has recorded goodwill related to the O&R merger, the acquisition of a gas storage company by CET Gas, and the acquisitions of a residential solar company and battery storage company by the Clean Energy Businesses. In 2020 and 2019, Con Edison completed impairment tests for their goodwill of $406 million related to the O&R merger and determined that it was not impaired. For the impairment test, $245 million and $161 million of goodwill were allocated to CECONY and O&R, respectively. In 2019, the Companies performed the optional qualitative assessment for goodwill related to the O&R merger. In 2020 and 2019, Con Edison completed impairment tests for goodwill of $8 million related to the gas storage company acquired by CET Gas, $14 million related to the residential solar company acquired by the Clean Energy Businesses and $18 million related to the battery storage company acquired by the Clean Energy Businesses, and determined that they were not impaired. Estimates of future cash flows, projected growth rates, and discount rates inherent in the cash flow estimates for Con Edison subsidiaries other than the Utilities may vary significantly from actual results, which could result in a future impairment of goodwill. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of goodwill may not be recoverable at December 31, 2020.

Note L – Income Tax
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

Under the CARES Act, Con Edison carried back its $29 million NOL from tax year 2018 to tax year 2013 generating a $2.5 million net tax refund for which a tax receivable was established in 2020. In addition, Con Edison recognized a discrete income tax benefit of $4 million in 2020, due to the higher federal statutory tax rate in 2013. The 2018 federal NOL was recorded at 21 percent and was carried back to tax year 2013, which had a 35 percent federal statutory tax rate. This income tax benefit was primarily recognized at the Clean Energy Businesses.

The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2020	2019	2018	2020	2019	2018
State
Current	$7	$(12)	$(10)	$6	$22	$6
Deferred	50	96	107	97	68	82
Federal
Current	(2)	—	3	41	185	(34)
Deferred	42	219	310	73	63	275
Amortization of investment tax credits	(7)	(7)	(9)	(2)	(3)	(3)
Total income tax expense	$90	$296	$401	$215	$335	$326

CON EDISON ANNUAL REPORT 2020	165

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Deferred tax liabilities:
Property basis differences	$7,985	$7,699	$6,901	$6,640
Regulatory assets:
Unrecognized pension and other postretirement costs	910	712	861	674
Environmental remediation costs	243	205	222	181
Deferred storm costs	31	22	—	—
Other regulatory assets	536	376	508	355
Operating lease right-of-use asset	220	231	165	169
Equity investments	46	104	—	—
Total deferred tax liabilities	$9,971	$9,349	$8,657	$8,019
Deferred tax assets:
Accrued pension and other postretirement costs	$504	$291	$427	$222
Regulatory liabilities:
Future income tax	617	678	579	638
Other regulatory liabilities	656	702	570	622
Superfund and other environmental costs	241	206	219	183
Asset retirement obligations	178	135	143	102
Operating lease liabilities	211	231	165	170
Loss carryforwards	164	108	34	—
Tax credits carryforward	1,022	896	—	—
Valuation allowance	(22)	(31)	—	—
Other	59	47	127	103
Total deferred tax assets	3,630	3,263	2,264	2,040
Net deferred tax liabilities	$6,341	$6,086	$6,393	$5,979
Unamortized investment tax credits	134	141	18	21
Net deferred tax liabilities and unamortized investment tax credits	$6,475	$6,227	$6,411	$6,000

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2020	2019	2018	2020	2019	2018
STATUTORY TAX RATE
Federal	21%	21%	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income taxes, net of federal income tax benefit	4	4	4	5	5	5
Taxes attributable to noncontrolling interests	(1)	(1)	—	—	—	—
Cost of removal	2	1	1	1	1	1
Other plant-related items	(1)	(1)	(1)	(1)	(1)	(1)
TCJA deferred tax re-measurement	—	—	2	—	—	—
Amortization of excess deferred federal income taxes	(14)	(4)	(3)	(12)	(4)	(3)
Renewable energy credits	(3)	(2)	(1)	—	—	—
Research and development credits	—	(1)	—	—	(1)	(1)
Other	(1)	—	—	1	—	(1)
Effective tax rate	7%	17%	23%	15%	21%	21%

166	CON EDISON ANNUAL REPORT 2020

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

At December 31, 2020, Con Edison has a federal NOL of approximately $21 million that can be carried forward indefinitely. Con Edison also has $1,022 million in general business tax credit carryovers (primarily renewable energy tax credits), which if unused will begin to expire in 2032. A deferred tax asset for these tax attribute carryforwards was recorded, and no valuation allowance was provided, as it is more likely than not that the deferred tax asset will be realized.

At December 31, 2020, Con Edison has a New York State NOL of approximately $1,351 million, primarily as a result of higher accelerated state tax depreciation. A deferred tax asset has been recognized for these New York State NOL carryforwards that will begin to expire, if unused, in 2039 and no valuation allowance was provided; as it is more likely than not that the deferred tax asset will be realized. In addition, Con Edison reversed $9 million of the valuation allowance against the New York City NOL deferred tax asset that will be realized over the next 10 years. Con Edison also has a $18 million valuation allowance for other state NOL carryforwards; as it is not more likely than not that the deferred tax asset will be realized.

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

In November 2018, the Federal government issued, and Con Edison adopted, proposed regulations providing guidance on the tax deductibility of interest expense under the TCJA. The TCJA generally provides for the continued deductibility of interest expense by regulated public utilities and may limit the deduction for interest expense by most non-utility businesses to 30 percent of adjusted taxable income (which resembles earnings before interest, taxes, depreciation and amortization).The regulations provide an annual safe harbor test that if at least 90 percent of consolidated plant assets consist of utility property, the entire consolidated group will be treated as a regulated public utility, and all of the consolidated group’s interest expense will be currently tax deductible. For 2018, Con Edison met the 90 percent safe harbor test and its deduction for interest expense was not limited. For 2019, Con Edison did not meet the 90 percent safe harbor test, however, its deduction for interest expense was not limited as a percentage of adjusted taxable income. In 2020, the federal government issued final regulations under the TCJA. Under the CARES Act, the limit of the deductible interest expense as a percentage of adjusted taxable income increased from 30 percent to 50 percent and accordingly, all of Con Edison’s interest expense in 2020 will be tax deductible. Qualifying consolidated groups would not be entitled to the full expensing provisions in the TCJA noted above. The safe harbor rules do not apply to partnerships in which Con Edison and its subsidiaries are a partner.
Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

CON EDISON ANNUAL REPORT 2020	167

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

	Con Edison			CECONY
(Millions of Dollars)	2020	2019	2018	2020	2019	2018
Balance at January 1,	$13	$6	$12	$2	$4	$5
Additions based on tax positions related to the current year	—	1	2	—	1	2
Additions based on tax positions of prior years	1	10	1	1	—	1
Reductions for tax positions of prior years	—	(2)	(2)	—	(1)	(1)
Reductions from expiration of statute of limitations	—	—	(4)	—	—	—
Settlements	—	(2)	(3)	—	(2)	(3)
Balance at December 31,	$14	$13	$6	$3	$2	$4

At December 31, 2020, the estimated liability for uncertain tax positions for Con Edison was $14 million ($3 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $3 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is $1 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $14 million ($13 million, net of federal taxes) with $3 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the year ended December 31, 2020, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At December 31, 2020 and 2019, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Con Edison's federal tax return for 2019 remains under examination. State and local income tax returns remain open for examination in New York State for tax years 2010 through 2019, in New Jersey for tax years 2016 through 2019 and in New York City for tax years 2015 and 2019.

168	CON EDISON ANNUAL REPORT 2020

Note M – Revenue Recognition
The following table presents, for the years ended December 31, 2020 and 2019, revenue from contracts with customers as defined in Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	2020				2019				2018
(Millions of Dollars)	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues	Revenues from contracts with customers		Other revenues (a)	Total operating revenues
CECONY
Electric	$8,026		$77	$8,103	$7,913		$149	$8,062	$7,920		$51	$7,971
Gas	1,998		38	2,036	2,097		35	2,132	2,052		26	2,078
Steam	494		14	508	610		17	627	625		6	631
Total CECONY	$10,518		$129	$10,647	$10,620		$201	$10,821	$10,597		$83	$10,680
O&R
Electric	619		10	629	627		7	634	647		(5)	642
Gas	224		9	233	247		12	259	256		(7)	249
Total O&R	$843		$19	$862	$874		$19	$893	$903		$(12)	$891
Clean Energy Businesses
Renewables	609	(b)	—	609	575	(b)	—	575	329	(b)	—	329
Energy services	52		—	52	71		—	71	95		—	95
Other	—		75	75	—		211	211	—		339	339
Total Clean Energy Businesses	$661		$75	$736	$646		$211	$857	$424		$339	$763
Con Edison Transmission	4		—	4	4		—	4	4		—	4
Other (c)	—		(3)	(3)	—		(1)	(1)	—		(1)	(1)
Total Con Edison	$12,026		$220	$12,246	$12,144		$430	$12,574	$11,928		$409	$12,337
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Included within the totals for Renewables revenue at the Clean Energy Businesses is $8 million, $14 million and $103 million for the years ended December 31, 2020, 2019 and 2018, respectively, of revenue related to engineering, procurement and construction services.
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

The Utilities have the obligation to deliver electricity, gas and steam energy to their customers. As the energy is immediately available for use upon delivery to the customer, the energy and its delivery are identifiable as a single performance obligation. The Utilities recognize revenues as this performance obligation is satisfied over time as the Utilities deliver, and the customers simultaneously receive and consume, the energy. The amount of revenues recognized reflects the consideration the Utilities expect to receive in exchange for delivering the energy. Under their tariffs, the transaction price for full-service customers includes the Utilities’ energy cost and for all customers includes delivery charges determined based on customer class and in accordance with established tariffs and guidelines of the NYSPSC or the NJBPU, as applicable. Accordingly, there is no unsatisfied performance obligation associated with these customers. The transaction price is applied to the Utilities’ revenue generating activities through the customer billing process. Because energy is delivered over time, the Utilities use output methods that recognize revenue based on direct measurement of the value transferred, such as units delivered, which provides an accurate measure of value for the energy delivered. The Utilities accrue revenues at the end of each month for estimated energy delivered but not yet billed to customers. The Utilities defer over a 12-month period net interruptible gas revenues, other than those authorized by the NYSPSC to be retained by the Utilities, for refund to firm gas sales and transportation customers.

CON EDISON ANNUAL REPORT 2020	169

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

	2020			2019			2018
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$29	$17		$29	$20		$58	$87
Additions (c)	88	31		86	1		144	38
Subtractions (c)	106	7	(d)	86	4	(d)	173	105	(d)
Ending balance as of December 31,	$11	$41		$29	$17		$29	$20
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
(d)Of the subtractions from unearned revenue, $7 million, $4 million and $50 million were included in the balances as of January 1, 2020, 2019, and 2018, respectively.

As of December 31, 2020, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services is $216 million, of which $181 million will be recognized within the next two years, and the remaining $35 million will be recognized pursuant to long-term service and maintenance agreements.

In March 2020, the Utilities began suspending new late payment charges and certain other fees for all customers.
The estimated amount of these foregone revenues for the year ended December 31, 2020 was $64 million and $61 million for Con Edison and CECONY, respectively. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. See "COVID-19 Regulatory Matters" in Note B.

170	CON EDISON ANNUAL REPORT 2020

Note N – Stock-Based Compensation
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

Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new shares (authorized, but unissued) or treasury shares (existing treasury shares or shares purchased in the open market). The shares used during the year ended December 31, 2020 were new shares. The Companies intend to use new shares to fulfill their stock-based compensation obligations for 2021.
The Companies recognized stock-based compensation expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the years ended December 31, 2020, 2019 and 2018:

	Con Edison			CECONY
(Millions of Dollars)	2020	2019	2018	2020	2019	2018
Performance-based restricted stock	$7	$36	$3	$6	$30	$3
Time-based restricted stock	1	2	2	1	2	1
Non-employee director deferred stock compensation	2	2	3	2	2	3
Stock purchase plan	7	7	6	7	6	6
Total	$17	$47	$14	$16	$40	$13
Income tax benefit	$5	$13	$4	$4	$11	$4
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

	2020	2019	2018
Risk-free interest rate (a)	0.10% - 0.13%	1.58% - 1.59%	2.48% -2.63%
Expected term (b)	3 years	3 years	3 years
Expected share price volatility (c)	30.16% - 40.95%	12.89% - 15.51%	14.76% - 17.71%
(a)The risk-free rate is based on the U.S. Treasury zero-coupon yield curve.

CON EDISON ANNUAL REPORT 2020	171

(b)The expected term of the Performance RSUs equals the vesting period. The Companies do not expect significant forfeitures to occur.
(c)Based on historical experience.
A summary of changes in the status of the Performance RSUs’ TSR and non-TSR portions during the year ended December 31, 2020 is as follows:

	Con Edison			CECONY
		Weighted Average Grant Date Fair Value (a)			Weighted Average Grant Date Fair Value (a)
	Units	TSR Portion (b)	Non-TSR Portion (c)	Units	TSR Portion (b)	Non-TSR Portion (c)
Non-vested at December 31, 2019	991,238	$68.15	$77.14	742,204	$68.06	$77.32
Granted	329,600	79.98	90.48	249,761	79.70	89.65
Vested	(326,496)	73.07	74.57	(245,269)	72.70	74.76
Forfeited	(92,818)	73.80	87.98	(60,225)	73.61	87.73
Non-vested at December 31, 2020	901,524	$70.11	$81.83	686,471	$70.15	$81.80
(a)The TSR and non-TSR Portions each account for 50 percent of the awards’ value.
(b)Fair value is determined using the Monte Carlo simulation described above. Weighted average grant date fair value does not reflect any accrual or payment of dividends prior to vesting.
(c)Fair value is determined using the market price of one share of Con Edison common stock on the grant date. The market price has not been discounted to reflect that dividends do not accrue and are not payable on Performance RSUs until vesting.
The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding at December 31, 2020 is $21 million, including $17 million for CECONY, and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY. Con Edison and CECONY paid cash of $21 million and $18 million in 2020, $24 million and $22 million in 2019, and $29 million and $28 million in 2018, respectively, to settle vested Performance RSUs.
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
A summary of changes in the status of time-based awards during the year ended December 31, 2020 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	67,250	$80.36	63,100	$80.36
Granted	22,450	78.00	20,900	78.00
Vested	(20,750)	77.66	(19,650)	77.66
Forfeited	(1,512)	80.30	(1,512)	80.30
Non-vested at December 31, 2020	67,438	$80.40	62,838	$80.42
The total expense to be recognized by Con Edison in future periods for unvested time-based awards outstanding at December 31, 2020 for Con Edison and CECONY was $2 million and is expected to be recognized over a weighted average period of one year. Con Edison and CECONY paid cash of $1 million in 2020, 2019 and 2018, to settle vested time-based awards.
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

172	CON EDISON ANNUAL REPORT 2020

The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the year ended December 31, 2020, approximately 33,200 units were issued at a weighted average grant date price of $74.32.
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
Participants in the plan immediately vest in shares purchased by them under the plan. Prior to September 1, 2020, the fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2020, the plan was amended and as a result of the amendment, the fair value of the shares of Con Edison common stock purchased after September 1, 2020 under the plan was calculated using the closing price at which shares were traded on the New York Stock Exchange on the last business day of the month for all shares purchased during the month. During 2020, 2019 and 2018, 836,984, 747,899 and 786,385 shares were purchased under the Stock Purchase Plan at a weighted average price of $79.82, $85.45 and $78.27 per share, respectively.

CON EDISON ANNUAL REPORT 2020	173

Note O – Financial Information by Business Segment
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
The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2020 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$8,103	$18	$1,214	$1,731	$(134)	$535	$130	$35,673	$2,080
Gas	2,036	7	294	574	(25)	164	102	12,678	1,044
Steam	508	74	90	5	(12)	40	(14)	2,616	122
Consolidation adjustments	—	(99)	—	—	—	—	—	—	—
Total CECONY	$10,647	$—	$1,598	$2,310	($171)	$739	$218	$50,967	$3,246
O&R
Electric	$629	$—	$65	$99	$(10)	$26	$13	$2,097	$159
Gas	233	—	25	48	(4)	15	8	1,150	61
Other	—	—	—	—	—	—	—	—	—
Total O&R	$862	$—	$90	$147	$(14)	$41	$21	$3,247	$220
Clean Energy Businesses	$736	$—	$231	$215	$4	$196	$(43)	$6,848	$616
Con Edison Transmission	4	—	1	(8)	(215)	18	—	1,348	3
Other (b)	(3)	—	—	(10)	(5)	25	(3)	485	—
Total Con Edison	$12,246	$—	$1,920	$2,654	$(401)	$1,019	$193	$62,895	$4,085

As of and for the Year Ended December 31, 2019 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$8,062	$17	$1,053	$1,758	$(28)	$539	$239	$32,988	$1,851
Gas	2,132	7	231	528	(4)	147	99	11,090	1,078
Steam	627	70	89	62	(3)	42	4	2,479	91
Consolidation adjustments	—	(94)	—	—	—	—	—	—	—
Total CECONY	$10,821	$—	$1,373	$2,348	$(35)	$728	$342	$46,557	$3,020
O&R
Electric	$634	$—	$60	$98	$(7)	$27	$15	$2,130	$142
Gas	259	—	24	41	(4)	14	6	876	61
Other	—	—	—	—	—	—	—	—	—
Total O&R	$893	$—	$84	$139	$(11)	$41	$21	$3,006	$203
Clean Energy Businesses	$857	$—	$226	$202	$5	$186	$(58)	$6,528	$248
Con Edison Transmission	4	—	1	(6)	104	25	1	1,618	205
Other (b)	(1)	—	—	(7)	(12)	11	(6)	370	—
Total Con Edison	$12,574	$—	$1,684	$2,676	$51	$991	$300	$58,079	$3,676

174	CON EDISON ANNUAL REPORT 2020

As of and for the Year Ended December 31, 2018 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$7,971	$16	$984	$1,799	$(110)	$519	$233	$31,012	$1,861
Gas	2,078	7	205	478	(23)	131	87	9,710	1,050
Steam	631	75	87	77	(10)	39	8	2,386	94
Consolidation adjustments	—	(98)	—	—	—	—	—	—	—
Total CECONY	$10,680	$—	$1,276	$2,354	$(143)	$689	$328	$43,108	$3,005
O&R
Electric	$642	$—	$56	$93	$(14)	$25	$14	$2,036	$138
Gas	249	—	21	39	(5)	14	7	856	67
Other	—	—	—	—	—	—	—	—	—
Total O&R	$891	$—	$77	$132	$(19)	$39	$21	$2,892	$205
Clean Energy Businesses	$763	$—	$85	$194	$33	$63	$19	$5,821	$1,791
Con Edison Transmission	4	—	1	(7)	91	20	(1)	1,425	248
Other (b)	(1)	—	(1)	(9)	(24)	8	39	674	—
Total Con Edison	$12,337	$—	$1,438	$2,664	$(62)	$819	$406	$53,920	$5,249
(a)For Con Edison, the income tax expense/(benefit) on non-operating income was $(103) million, $(4) million and $(5) million in 2020, 2019 and 2018, respectively. For CECONY, the income tax expense/(benefit) on non-operating income was $(3) million, $(7) million and $(2) million in 2020, 2019 and 2018, respectively.
(b)Parent company and consolidation adjustments. Other does not represent a business segment.

CON EDISON ANNUAL REPORT 2020	175

Note P – Derivative Instruments and Hedging Activities
Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. These are economic hedges, for which the Utilities and the Clean Energy Business do not elect hedge accounting. The Clean Energy Businesses use interest rate swaps to manage the risks associated with interest rates related to outstanding and expected future debt issuances and borrowings. Derivatives are recognized on the consolidated balance sheet at fair value (see Note Q), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules.

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
The fair values of the Companies’ derivatives, including the offsetting of assets and liabilities, on the consolidated balance sheet at December 31, 2020 and 2019 were:

(Millions of Dollars)	2020				2019
Balance Sheet Location	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)		Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$44	$14	$58	(b)	$60	$(3)	$57	(b)
Noncurrent	22	35	57		19	(13)	6	(d)
Total fair value of derivative assets	$66	$49	$115		$79	$(16)	$63
Fair value of derivative liabilities
Current	$(225)	$(13)	$(238)	(c)	$(140)	$17	$(123)	(d)
Noncurrent	(207)	(33)	(240)	(c)	(122)	16	(106)	(d)
Total fair value of derivative liabilities	$(432)	$(46)	$(478)		$(262)	$33	$(229)
Net fair value derivative assets/(liabilities)	$(366)	$3	$(363)		$(183)	$17	$(166)
CECONY
Fair value of derivative assets
Current	$20	$(12)	$8	(b)	$39	$(6)	$33	(b)
Noncurrent	16	(8)	8		17	(12)	5
Total fair value of derivative assets	$36	$(20)	$16		$56	$(18)	$38
Fair value of derivative liabilities
Current	$(174)	$11	$(163)		$(100)	$19	$(81)
Noncurrent	(114)	9	(105)		(80)	16	(64)
Total fair value of derivative liabilities	$(288)	$20	$(268)		$(180)	$35	$(145)
Net fair value derivative assets/(liabilities)	$(252)	$—	$(252)		$(124)	$17	$(107)

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
(b)At December 31, 2020 and 2019, margin deposits for Con Edison ($3 million and $9 million, respectively) and CECONY ($3 million and $8 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

176	CON EDISON ANNUAL REPORT 2020

(c)Includes amounts for interest rate swaps of $(24) million in current liabilities and $(82) million in noncurrent liabilities. At December 31, 2020, the Clean Energy Businesses had interest rate swaps with notional amounts of $863 million. The expiration dates of the swaps range from 2024-2041.
(d)Includes amounts for interest rate swaps of $1 million in current assets, $(7) million in current liabilities and $(34) million in noncurrent liabilities. At December 31, 2019, the Clean Energy Businesses had interest rate swaps with notional amounts of $919 million. The expiration dates of the swaps range from 2024-2041.

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
The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the years ended December 31, 2020 and 2019:

		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2020	2019	2020	2019
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(26)	$4	$(27)	$5
Noncurrent	Deferred derivative gains	—	(3)	—	(1)
Total deferred gains/(losses)		$(26)	$1	$(27)	$4
Current	Deferred derivative losses	$(63)	$(91)	$(64)	$(83)
Current	Recoverable energy costs	(201)	(142)	(177)	(124)
Noncurrent	Deferred derivative losses	(37)	(67)	(36)	(65)
Total deferred gains/(losses)		$(301)	$(300)	$(277)	$(272)
Net deferred gains/(losses)		$(327)	$(299)	$(304)	$(268)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Gas purchased for resale	$(2)	$(2)	$—	$—
	Non-utility revenue	7	25	—	—
	Other operations and maintenance expense	(3)	1	(3)	1
	Other interest expense	(65)	(36)	—	—
Total pre-tax gain/(loss) recognized in income		$(63)	$(12)	$(3)	$1

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at December 31, 2020:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	28,102,230	47,258	286,819,910	7,728,000
CECONY	26,193,800	35,400	267,380,000	7,728,000

(a)Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.
(b)Excludes electric congestion and gas basis swap contracts which are associated with electric and gas contracts and hedged volumes.
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

CON EDISON ANNUAL REPORT 2020	177

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
At December 31, 2020, Con Edison and CECONY had $217 million and $16 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $103 million with independent system operators, $47 million with investment-grade counterparties, $40 million with non-investment grade/non-rated counterparties, and $27 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $16 million with commodity exchange brokers.
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
The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at December 31, 2020:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$293	$277
Collateral posted	212	200
Additional collateral (b) (downgrade one level from current ratings)	5	—
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	101	85

(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $25 million at December 31, 2020. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At December 31, 2020, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $51 million.

Note Q – Fair Value Measurements
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

178	CON EDISON ANNUAL REPORT 2020

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
For information on the measurement of Con Edison's investment in MVP, which was measured at fair value on a non-recurring basis, see Note A. Assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019 are summarized below.

	2020					2019
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$19	$42	$4	$53	$118	$4	$61	$2	$4	$71
Interest rate swaps (a)(b)(c)(f)	—	—	—	—	—	—	1	—	—	1
Other (a)(b)(d)	431	126	—	—	557	353	125	—	—	478
Total assets	$450	$168	$4	$53	$675	$357	$187	$2	$4	$550
Derivative liabilities:
Commodity (a)(b)(c)	$7	$296	$23	$46	$372	$18	$174	$18	$(22)	$188
Interest rate swaps (a)(b)(c)(f)	—	106	—	—	106	—	41	—	—	41
Total liabilities	$7	$402	$23	$46	$478	$18	$215	$18	$(22)	$229
CECONY
Derivative assets:
Commodity (a)(b)(c)	$15	$20	$—	$(16)	$19	$3	$42	$1	$—	$46
Other (a)(b)(d)	411	120	—	—	531	333	119	—	—	452
Total assets	$426	$140	$—	$(16)	$550	$336	$161	$1	$—	$498
Derivative liabilities:
Commodity (a)(b)(c)	$3	$274	$10	$(19)	$268	$15	$147	$7	$(24)	$145

(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $1 million of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2020 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2020 to less than three years as of December 31, 2020. Con Edison and CECONY had $24 million and $22 million of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2019 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of December 31, 2017 to less than three years as of December 31, 2019.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2020 and 2019, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

CON EDISON ANNUAL REPORT 2020	179

(d)Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(e)Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(f)See Note P.
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

	Fair Value of Level 3 at December 31, 2020
	(Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison — Commodity
Electricity	(20)	Discounted Cash Flow	Forward capacity prices (a)	$0.06-$6.26 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(2.65)-$7.69 per MWh
Total Con Edison — Commodity	$(19)
CECONY — Commodity
Electricity	$(11)	Discounted Cash Flow	Forward capacity prices (a)	$0.08-$6.26 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.23-$1.13 per MWh
Total CECONY — Commodity	$(10)

(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2020 and 2019 and classified as Level 3 in the fair value hierarchy:

	Con Edison		CECONY
(Millions of Dollars)	2020	2019	2020	2019
Beginning balance as of January 1,	$(16)	$(13)	$(6)	$(2)
Included in earnings	(10)	(5)	(5)	—
Included in regulatory assets and liabilities	(7)	18	(4)	17
Settlements	15	8	6	1
Transfer out of level 3	(1)	(24)	(1)	(22)
Ending balance as of December 31,	$(19)	$(16)	$(10)	$(6)
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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($3 million gain and $2 million gain) on the consolidated income statement for the years ended December 31, 2020 and 2019, respectively. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at December 31, 2020 and 2019 is included in non-utility revenues ($2 million gain) on the consolidated income statement for the years ended December 31, 2020 and 2019.

180	CON EDISON ANNUAL REPORT 2020

Note R – Variable Interest Entities
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
CECONY
CECONY has an ongoing long-term electricity purchase agreement with Brooklyn Navy Yard Cogeneration Partners, LP, a potential VIE. In 2020, a request was made of this counterparty for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. In April 2017, CECONY's long-term electricity purchase agreement with Cogen Technologies Linden Venture, LP (Linden Cogeneration), another potential VIE, expired. See Note I for information on these electricity purchase agreements, the payments pursuant to which constitute CECONY's maximum exposure to loss with respect to the potential VIEs.

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

In December 2018, the Clean Energy Businesses completed its acquisition of Sempra Solar Holdings, LLC. See Note V. Included in the acquisition were certain operating projects (Tax Equity Projects) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects are consolidated entities in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects is held by the Clean Energy Businesses. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements.

For the year ended December 31, 2020, the hypothetical liquidation at book value (HLBV) method of accounting for the Tax Equity Projects resulted in $44 million of income ($32 million, after tax) for the tax equity investor and a $6 million loss ($4 million, after tax) for Con Edison. For the year ended December 31, 2019, the HLBV method of accounting for the Tax Equity Projects resulted in $98 million of income ($74 million, after tax) for the tax equity investor and a $64 million loss ($48 million, after tax) for Con Edison, and earnings under the HLBV method for the year ended December 31, 2018 were immaterial.

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

CON EDISON ANNUAL REPORT 2020	181

At December 31, 2020 and 2019, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)
(Millions of Dollars)	2020	2019	2020	2019
Non-utility property, less accumulated depreciation (f)(g)	284	293	446	461
Other assets	39	40	176	128
Total assets (a)	$323	$333	$622	$589
Other liabilities	13	17	71	18
Total liabilities (b)	$13	$17	$71	$18
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
(d)Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $82 million and $62 million at December 31, 2020 and 2019, respectively.
(e)Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $134 million and $126 million at December 31, 2020 and 2019, respectively.
(f)Non-utility property is reduced by accumulated depreciation of $18 million for Great Valley Solar and $30 million for Copper Mountain - Mesquite Solar at December 31, 2020.
(g)Non-utility property is reduced by accumulated depreciation of $9 million for Great Valley Solar, $15 million for Copper Mountain - Mesquite Solar at December 31, 2019.

The following table summarizes the VIEs into which the Clean Energy Businesses have entered as of December 31, 2020:

Project Name	Generating Capacity (a) (MW AC)	Power Purchase Agreement Term in Years	Year of Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (b)
Great Valley Solar (c)	200	15-20	2018	California	$228
Copper Mountain - Mesquite Solar (c)	344	20-25	2018	Nevada and Arizona	417

(a)Represents ownership interest in the project.
(b)Maximum exposure is equal to the net assets of the project on the consolidated balance sheet less any applicable noncontrolling interest. Con Edison did not provide any financial or other support during the year that was not previously contractually required.
(c)For the projects comprising Great Valley Solar and Copper Mountain Mesquite Solar, refer to (d) and (e) in the table above.
Note S – Asset Retirement Obligations
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

182	CON EDISON ANNUAL REPORT 2020

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
At December 31, 2020, the liabilities for asset retirement obligations of Con Edison and CECONY were $576 million and $508 million, respectively. At December 31, 2019, the liabilities for asset retirement obligations of Con Edison and CECONY were $425 million and $362 million, respectively. The change in liabilities at December 31, 2020 was due to changes in estimated cash flows of $191 million and $186 million for Con Edison and CECONY, respectively, and accretion expense of $16 million and $13 million for Con Edison and CECONY, respectively. The changes were offset by liabilities settled of $56 million and $53 million for Con Edison and CECONY, respectively. The change in liabilities at December 31, 2019 was due to changes in estimated cash flows of $(1) million and $96 million for Con Edison and CECONY, respectively, and accretion expense of $14 million and $12 million for Con Edison and CECONY, respectively. The changes were offset by liabilities settled of $38 million for both Con Edison and CECONY. Con Edison and CECONY also recorded reductions of $49 million and $44 million during the years ended December 31, 2020 and 2019, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense.
Note T – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. See “Dividends” in Note C. As a result, substantially all of the net assets of CECONY and O&R ($14,849 million and $807 million, respectively), at December 31, 2020, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries. See “Rate Plans” in Note B.
The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2020, 2019 and 2018 were as follows:

	CECONY
(Millions of Dollars)	2020	2019	2018
Cost of services provided	$128	$121	$115
Cost of services received	66	64	73

CON EDISON ANNUAL REPORT 2020	183

In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R $59 million, $71 million and $83 million of natural gas for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are net of the effect of related hedging transactions.

The Utilities perform work and incur expenses on behalf of NY Transco, a company in which CET Electric has a 45.7 percent equity interest. The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the years ended December 31, 2020 and 2019, the amounts billed by the Utilities to NY Transco were immaterial. In May 2016, CECONY transferred certain electric transmission projects to NY Transco.

CECONY has storage and wheeling service contracts with Stagecoach Gas Services LLC, (Stagecoach), a joint venture formed by a subsidiary of CET Gas and a subsidiary of Crestwood Equity Partners LP (Crestwood). In addition, CECONY is the replacement shipper on one of Crestwood’s firm transportation agreements with Tennessee Gas Pipeline Company LLC. CECONY incurred costs for storage and wheeling services from Stagecoach of $34 million, $33 million and $28 million for the years ended December 31, 2020, 2019 and 2018, respectively.

CECONY has a 20-year transportation contract with Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. CET Gas owns an 11.3 percent equity interest in MVP (that is expected to be reduced to 8.8 percent). See "Investments" in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its MVP contract unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request. For the years ended December 31, 2020 and 2019, CECONY incurred no costs under the contract.
FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At December 31, 2020 and 2019 there were no outstanding loans to O&R.
The Clean Energy Businesses had financial electric capacity contracts with CECONY and O&R during 2020 and 2019. For the years ended December 31, 2020 and 2019, the Clean Energy Businesses realized an immaterial loss and a $1 million loss, respectively, under these contracts.
Note U – New Financial Accounting Standards
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (LIBOR), a benchmark interest rate referenced in a variety of agreements, after 2021. In November 2020, LIBOR’s administrator announced it plans to consult on its intention to cease publication of one-week and two-month U.S. Dollar LIBOR immediately after the LIBOR publication on December 31, 2021, and the remaining U.S. Dollar LIBOR tenors immediately after publication on June 30, 2023. ASU 2020-04 provides entities with optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued amendments to the guidance through ASU 2021-01 to include all contract modifications and hedging relationships affected by reference rate reform, including those that

184	CON EDISON ANNUAL REPORT 2020

do not directly reference LIBOR or another reference rate expected to be discontinued, and clarify which optional expedients may be applied to them. The guidance can be applied prospectively from any date beginning March 12, 2020. The optional relief is temporary and generally cannot be applied to contract modifications and hedging relationships entered into or evaluated after December 31, 2022. The Companies do not expect the new guidance to have a material impact on their financial position, results of operations or liquidity.

Note V – Acquisitions and Investments
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

Certain projects acquired have tax equity investors to which a percentage of earnings, tax attributes and cash flows are allocated. See Note R.

Con Edison's revenues and net income for the years ended December 31, 2018 and 2017 as reported and pro forma to account on a consolidated basis for the acquisition as if the acquisition had been completed on January 1, 2017 instead of December 13, 2018 are as follows:

	Years ended December 31,
(Millions of Dollars)	2018	2017
As Reported
Revenue	$12,337	$12,033
Net income	1,382	1,525

PRO FORMA SUPPLEMENTAL INFORMATION
If Acquired January 1, 2017 (a)(b)
Revenue	$12,655	$12,331
Net income	1,279	1,612
(a) Reflects the following material adjustments:

CON EDISON ANNUAL REPORT 2020	185

•included additional interest expense of $37 million and $38 million in 2018 and 2017, respectively, that would have been incurred if $825 million that was borrowed in December 2018 under a variable rate term loan agreement to fund a portion of the purchase price for the acquisition had instead been borrowed for such purpose on January 1, 2017 at a fixed rate of 4.64% per annum; and
•with respect to the Previously-Owned JV Interests: eliminated the $131 million purchase accounting gain (pre-tax) that Con Edison recognized upon the completion of the acquisition in 2018 and reflected the $131 million purchase accounting gain in 2017; recorded the corresponding increase to the book value of the related net utility plant and power purchase agreement intangible asset as of January 1, 2017 instead of December 13, 2018, and included the increased depreciation and amortization expense in 2018 and 2017; and eliminated $33 million and $32 million of other income that Con Edison had recorded in 2018 and 2017, respectively, under the equity method of accounting.
(b) Recalculating each investor’s claim on the investee’s assets under the contractual liquidation waterfall as if the acquisition had been completed on January 1, 2017 is impracticable. Accordingly, no HLBV adjustments were made.

186	CON EDISON ANNUAL REPORT 2020

Schedule I
Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Income and Comprehensive Income
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts)	2020	2019	2018
Equity in earnings of subsidiaries	$1,105	$1,354	$1,447
Other income (deductions), net of taxes	56	76	(6)
Interest expense	(60)	(87)	(59)
Net Income	$1,101	$1,343	$1,382
Comprehensive Income	$1,095	$1,340	$1,392
Net Income Per Share – Basic	$3.29	$4.09	$4.43
Net Income Per Share – Diluted	$3.28	$4.08	$4.42
Dividends Declared Per Share	$3.06	$2.96	$2.86
Average Number Of Shares Outstanding—Basic (In Millions)	334.8	328.5	311.1
Average Number Of Shares Outstanding—Diluted (In Millions)	335.7	329.5	312.9
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT 2020	187

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Cash Flows
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	2018
Net Income	1,101	1,343	1,382
Equity in earnings of subsidiaries	(1,105)	(1,354)	(1,447)
Dividends received from:
CECONY	982	912	846
O&R	49	47	46
Clean Energy Businesses	21	3	15
Con Edison Transmission	11	12	10
Change in Assets:
Special deposits	—	(3)	(8)
Income taxes receivable	—	25	2
Other – net	654	44	187
Net Cash Flows from Operating Activities	1,713	1,029	1,033
Investing Activities
Contributions to subsidiaries	(626)	(930)	(1,110)
Debt receivable from affiliated companies	400	450	(825)
Net Cash Flows Used in Investing Activities	(226)	(480)	(1,935)
Financing Activities
Net proceeds of short-term debt	(537)	(783)	164
Issuance of long-term debt	650	825	825
Retirement of long-term debt	(1,178)	(553)	(3)
Debt issuance costs	(3)	—	—
Issuance of common shares for stock plans, net of repurchases	58	54	53
Issuance of common shares - public offering	640	825	705
Common stock dividends	(975)	(924)	(842)
Net Cash Flows Used in Financing Activities	(1,345)	(556)	902
Net Change for the Period	142	(7)	—
Balance at Beginning of Period	2	9	9
Balance at End of Period	$144	$2	$9
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

188	CON EDISON ANNUAL REPORT 2020

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Balance Sheet
(Parent Company Only)

	December 31,
(Millions of Dollars)	2020	2019
Assets
Current Assets
Cash and temporary cash investments	$144	$2
Accounts receivable - other	1
Income taxes receivable	18	18
Term loan receivable from affiliated companies	—	—
Accounts receivable from affiliated companies	1,256	870
Prepayments	62	32
Other current assets	12	12
Total Current Assets	1,493	934
Investments in subsidiaries and others	18,670	18,009
Goodwill	406	406
Deferred income tax	55	14
Long-term debt receivable from affiliated companies	875	1,275
Other noncurrent assets	—	—
Total Assets	$21,499	$20,638
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$1,178	$3
Term loan	—	—
Notes payable	—	537
Accounts payable	—	—
Accounts payable to affiliated companies	517	595
Accrued taxes	6	2
Other current liabilities	12	10
Total Current Liabilities	1,713	1,147
Deferred income tax	—	—
Total Liabilities	1,713	1,147
Long-term debt	939	1,469
Shareholders’ Equity
Common stock, including additional paid-in capital	8,844	8,089
Retained earnings	10,003	9,933
Total Shareholders’ Equity	18,847	18,022
Total Liabilities and Shareholders’ Equity	$21,499	$20,638
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT 2020	189

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2020, 2019 and 2018

				COLUMN C Additions
Company (Millions of Dollars)	COLUMN A Description		COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions (b)	COLUMN E Balance At End of Period
Con Edison	Allowance for uncollectible accounts (a):
		2020	$74	$72	$—	$8	$154
		2019	$68	$77	$—	$(71)	$74
		2018	$70	$62	$—	$(64)	$68
CECONY	Allowance for uncollectible accounts (a):
		2020	$68	$65	$—	$10	$143
		2019	$61	$72	$—	$(65)	$68
		2018	$65	$56	$—	$(60)	$61
(a)This is a valuation account deducted in the balance sheet from the assets (Accounts receivable - customers and Other receivables) to which they apply.
(b)Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

190	CON EDISON ANNUAL REPORT 2020

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

Item 9B: Other Information
Con Edison
None.
CECONY
None.

CON EDISON ANNUAL REPORT 2020	191

Part III
Item 10: Directors, Executive Officers and Corporate Governance

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationships and Related Transactions, and Director Independence

Item 14: Principal Accounting Fees and Services

Con Edison
Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201(d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 17, 2021. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2020, the close of the fiscal year covered by this report.

The information required pursuant to Item 201(d) of Regulation S-K as at December 31, 2020 is as follows:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)		(2)	(3)
Equity compensation plans approved by security holders
2003 LTIP (a)	191,425		—	—
2013 LTIP (b)	1,316,301		—	4,171,080
Stock Purchase Plan (c)	—		—	4,975,678
Total equity compensation plans approved by security holders	1,507,726		—	9,146,758
Total equity compensation plans not approved by security holders	1,500	(d)	—	—
Total	1,509,226		—	9,146,758
(a)The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2003 (the “2003 LTIP”) include 191,425 shares for stock unit awards made prior to 2013 that have vested and for which the receipt of shares was deferred. Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. Outstanding awards had no exercise price. No new awards may be made under the 2003 LTIP.
(b)The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2013 (the “2013 LTIP”) include: (A) outstanding awards made in 2014 and subsequent years (956,834 shares for performance restricted stock units and 67,438 shares for time-based restricted stock units); (B) 292,029 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price. No new awards may be made under the 2013 LTIP after May 20, 2023.
(c)Shares of Con Edison common stock may be issued under the Stock Purchase Plan until May 19, 2024 (which is 10 years after the date of the annual meeting at which Con Edison’s shareholders approved the plan).
(d)This amount represents shares to be issued to an officer who had elected to defer receipt of these shares until separation from service or later. These shares are issuable pursuant to awards of restricted stock units made in 2000, which vested in 2004.

For additional information about Con Edison’s stock-based compensation, see Note N to the financial statements in Item 8 of this report (which information is incorporated herein by reference).
In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison’s Executive Officers may be found in Part I of this report under the caption “Executive Officers of the Registrant.”

192	CON EDISON ANNUAL REPORT 2020

CECONY
Information required by Items 10, 11, 12 and 13 of Part III as to CECONY is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2020 and 2019 are as follows:

	2020	2019
Audit fees	$3,551,252	$3,645,575
Audit-related fees (a)	1,145,994	—
Total fees	$4,697,246	$3,645,575
(a)Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of the company's financial statements that are not specifically deemed “Audit Services.” The major items included in audit-related fees in 2020 are fees related to reviews of system implementations and associated internal controls.

Con Edison’s Audit Committee or, as delegated by the Audit Committee, the Chair of the Committee, approves in advance each auditing service and non-audit service permitted by applicable laws and regulations, including tax services, to be provided to CECONY by its independent accountants.

CON EDISON ANNUAL REPORT 2020	193

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

194	CON EDISON ANNUAL REPORT 2020

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 3.1.1)

3.1.2	By-laws of Con Edison, effective as of February 16, 2017. (Designated in Con Edison’s Current Report on Form 8-K, dated February 16, 2017 (File No. 1-14514) as Exhibit 3.1)

4.1.1	Description of Con Edison's Common Shares ($.10 par value). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 4.1.1)

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

4.1.2.3	Form of Con Edison’s 2.00% Debentures, Series 2016 A. (Designated in Con Edison's Current Report on Form 8-K, dated May 10, 2016 (File No. 1-14514) as Exhibit 4)

4.1.2.4	Form of Con Edison's 0.65% Debentures, Series 2020 A. (Designated in Con Edison’s Current Report on Form 8-K, dated November 30, 2020 (File No. 1-14514) as Exhibit 4)

4.1.3
Note Assumption and Exchange Agreement, dated as of June 20, 2008, between Con Edison and the institutional investors listed in Schedule I thereto. (Designated in Con Edison’s Current Report on Form 8-K, dated June 20, 2008 (File No. 1-14514) as Exhibit 4)

10.1.1.1
Credit Agreement, dated as of December 7, 2016, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated December 7, 2016 (File No. 1-14514) as Exhibit 10)

10.1.1.2
Extension Agreement, dated as of January 8, 2018, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison's Current Report on Form 8-K dated January 8, 2018 (File No. 1-14514) as Exhibit 10)

10.1.1.3
Extension Agreement and First Amendment to Credit Agreement, effective April 1, 2019, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated April 1, 2019 (File No. 1-14514) as Exhibit 10)

10.1.2.1
Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended, effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-14514) as Exhibit 10.1.3)

10.1.2.2
 Amendment #1, dated December 19, 2012, to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries. , dated December 19, 2012, to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.4.2)

10.1.2.3
Amendment to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (File No. 1-14514 as Exhibit 10.1)

10.1.3.1
The Consolidated Edison, Inc. Stock Purchase Plan, as amended and restated as of May 19, 2014. (Designated in Con Edison’s Current Report on Form 8-K dated May 19, 2014 (File No. 1-14514) as Exhibit 10)

10.1.3.2	Amendment One to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Current Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.3.2)

10.1.3.3
Amendment Two to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 1-14514) as Exhibit 10)

10.1.3.4	Amendment Three to The Consolidated Edison, Inc. Stock Purchase Plan.

10.1.4.1	The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-14514) as Exhibit 10.1.1)

10.1.4.2	Amendment to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-14514) as Exhibit 10.1.1)

10.1.4.3	Amendment to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-14514) as Exhibit 10.1.2)

10.1.4.4
Amendment, dated December 18, 2017, to the Consolidated Edison Retirement Plan .(Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.4.2)

10.1.4.5
Amendment to the Consolidated Edison Retirement Plan, effective January 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.5)

10.1.4.6
Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.6)

10.1.4.7
Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.7)

10.1.4.8
Amendment to the Consolidated Edison Retirement Plan, effective March 27, 2020. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 1-14514) as Exhibit 10.2)

10.1.4.9	Amendment to the Consolidated Edison Retirement Plan, effective January 31, 2020.

CON EDISON ANNUAL REPORT 2020	195

10.1.5.1	The Consolidated Edison Thrift Savings Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-14514) as Exhibit 10.1.2)

10.1.5.2
Amendment, dated December 18, 2017, to the Consolidated Edison Thrift Savings Plan. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.5.3

10.1.5.3
Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.3)

10.1.5.4
Amendment to the Consolidated Edison Thrift Savings Plan, effective August 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.4)

10.1.5.5
Amendment to the Consolidated Edison Thrift Savings Plan, effective August 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.5)

10.1.5.6	Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2020.

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

10.1.7.2	Form of Stock Option Agreement under the Con Edison Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated January 24, 2005, (File No. 1-14514) as Exhibit 10.3)

10.1.7.3
Amendment Number 1, effective July 1, 2010, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 as Exhibit 10.1)

10.1.7.4
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

10.1.8.3
Amendment No. 2 to the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.7.5)

10.1.9	Description of Directors’ Compensation, effective as of December 31,2020.

10.1.10	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

10.1.11
Employment offer letter between Con Edison and Timothy P. Cawley, dated November 19, 2020. (Designated in Con Edison’s Current Report on Form 8-K, dated November 19, 2020 (File No. 1-14514) as Exhibit 10)

10.1.12
Contribution Agreement, dated as of April 20, 2016, by and between Crestwood Pipeline and Storage Northeast LLC and Con Edison Gas Pipeline and Storage Northeast, LLC. (Designated in Con Edison’s Current Report on Form 8-K, dated April 20, 2016 (File No. 1-14514) as Exhibit 10)

10.1.13
Purchase and Sale Agreement, dated as of September 20, 2018, by and between Sempra Solar Portfolio Holdings, LLC and CED Southwest Holdings, Inc. (Designated in Con Edison’s Current Report on Form 8-K, dated September 20, 2018) (File No.1-14514) as Exhibit 2)

10.1.14
Credit Agreement, dated as of November 29, 2018, among Con Edison, the Lenders party thereto and Citibank, N.A, as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K, dated December 13, 2018 (File No. 1-14514) as Exhibit 10)

10.1.15
Credit Agreement, dated as of February 11, 2019, among Con Edison, the Lenders party thereto and Mizuho Bank, Ltd. as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K, dated February 11, 2019 (File No. 1-14514) as Exhibit 10)

10.1.15.1	First Amendment to Credit Agreement dated as of January 29, 2021, among Con Edison, the Lenders party thereto and Mizuho Bank, Ltd. As Administrative Agent

10.1.16
Confirmation of Forward Sale Transaction, dated May 7, 2019, between Con Edison and Wells Fargo Bank National Association. (Designated in Con Edison’s Current Report on Form 8-K, dated May 7, 2019 (File No. 1-14514) as Exhibit 10)

10.1.17.1
Supplemental Credit Agreement, dated as of April 6, 2020, among Con Edison, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K, dated April 6, 2020 (File No. 1-14514) as Exhibit 10)

10.1.17.2
Commitment Increase Supplement, dated as of June 26, 2020, among Con Edison, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K, dated June 26, 2020 (File No. 1-14514) as Exhibit 10)

21.1	Subsidiaries of Con Edison (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 21.1)

196	CON EDISON ANNUAL REPORT 2020

23.1	Consent of PricewaterhouseCoopers LLP

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1.1	Section 1350 Certifications – Chief Executive Officer

32.1.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document

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

3.2.2	By-laws of CECONY, effective December 29, 2020.

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

CON EDISON ANNUAL REPORT 2020	197

4.2.8	The following forms of CECONY’s Debentures, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Debenture Series	Form	Date	Exhibit
5.875% Series 2003 A	8-K	4/7/2003	4
5.10% Series 2003 C	8-K	6/12/2003	4.2
5.70% Series 2004 B	8-K	2/11/2004	4.2
5.30% Series 2005 A	8-K	3/7/2005	4
5.25% Series 2005 B	8-K	6/20/2005	4
5.85% Series 2006 A	8-K	3/9/2006	4
6.20% Series 2006 B	8-K	6/15/2006	4
5.70% Series 2006 E	8-K	12/1/2006	4.2
6.30% Series 2007 A	8-K	8/28/2007	4
6.75% Series 2008 B	8-K	4/4/2008	4.2
5.50% Series 2009 C	8-K	12/4/2009	4
4.45% Series 2010 A	8-K	6/7/2010	4.1
5.70% Series 2010 B	8-K	6/7/2010	4.2
4.20% Series 2012 A	8-K	3/13/2012	4
3.95% Series 2013 A	8-K	2/25/2013	4
4.45% Series 2014 A	8-K	3/3/2014	4
3.30% Series 2014 B	8-K	11/19/2014	4.1
4.625% Series 2014 C	8-K	11/19/2014	4.2
4.50% Series 2015 A	8-K	11/12/2015	4
3.85% Series 2016 A	8-K	6/14/2016	4
2.90% Series 2016 B	8-K	11/10/2016	4.1
4.30% Series 2016 C	8-K	11/10/2016	4.2
3.875% Series 2017 A	8-K	6/5/2017	4
3.125% Series 2017 B	8-K	11/13/2017	4.1
4.00% Series 2017 C	8-K	11/13/2017	4.2
3.80% Series 2018 A	8-K	5/7/2018	4.1
4.50% Series 2018 B	8-K	5/7/2018	4.2
Floating Rate Series 2018 C	8-K	6/21/2018	4.0
4.00% Series 2018 D	8-K	11/27/2018	4.1
4.65% Series 2018 E	8-K	11/27/2018	4.2
4.125% Series 2019 A	8-K	5/6/2019	4
3.70% Series 2019 B	8-K	11/5/2019	4
3.35% Series 2020 A	8-K	3/26/2020	4.1
3.95% Series 2020 B	8-K	3/26/2020	4.2
3.00% Series 2020 C	8-K	11/13/2020	4

198	CON EDISON ANNUAL REPORT 2020

10.2.1
Settlement Agreement, dated October 2, 2000, by and among CECONY, the Staff of the New York State Public Service Commission and certain other parties. (Designated in CECONY’s Current Report on Form 8-K, dated September 22, 2000 (File No. 1-1217) as Exhibit 10)

10.2.2
The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.5)

10.2.3.1
Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2009. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-1217) as Exhibit 10.2.6)

10.2.3.2
Amendment, dated December 24, 2015, to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-1217) as Exhibit 10.2.6.2)

10.2.3.3
Amendment One to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-1217) as Exhibit 10.2.6.3)

10.2.3.4
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-1217) as Exhibit 10.2.1.1)

10.2.3.5
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-1217) as Exhibit 10.2.1.2)

10.2.3.6
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-1217) as Exhibit 10.2.3.6)

10.2.4.1
Deferred Compensation Plan for the Benefit of Trustees of CECONY, as amended effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.7)

10.2.4.2
Amendment #1, dated December 26, 2012, to the Deferred Compensation Plan for the Benefit of Trustees of CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-1217) as Exhibit 10.2.7.2)

10.2.5	CECONY Supplemental Medical Benefits. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-1217) as Exhibit 10.2.1)

10.2.6
The Severance Pay Plan for Management Employees of Consolidated Edison Company of New York, Inc. and Orange and Rockland Utilities, Inc. and Other Affiliated Entities That Have Adopted the Plan, effective January 1, 2017. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-1217) as Exhibit 10.2.9)

10.2.7
The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of January 1, 2019. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-1217) as Exhibit 10.2.7)

10.2.8
The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, as amended and restated effective as of January 1, 2018. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (File No. 1-1217) as Exhibit 10.2)

10.2.9.1
Trust Agreement, dated as of March 31, 1999, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.1)

10.2.9.2
Amendment Number 1 to the CECONY Rabbi Trust, executed October 24, 2003, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.2)

23.2	Consent of PricewaterhouseCoopers LLP

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.2.1	Section 1350 Certifications – Chief Executive Officer

32.2.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document

CON EDISON ANNUAL REPORT 2020	199

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

200	CON EDISON ANNUAL REPORT 2020

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2021.
Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 18, 2021.

Signature	Registrant	Title

/s/ Timothy P. Cawley	Con Edison	President, Chief Executive Officer and Director (Principal Executive Officer)
Timothy P. Cawley	CECONY	Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Robert Hoglund	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Robert Hoglund	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Miller	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Joseph Miller	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ John McAvoy	Con Edison CECONY	Non-Executive Chairman of the Board, Director Non-Executive Chairman of the Board, Trustee
John McAvoy

/s/ George Campbell Jr.	Con Edison CECONY	Director Trustee
George Campbell Jr.

/s/ Ellen V. Futter	Con Edison CECONY	Director Trustee
Ellen V. Futter

/s/ John F. Killian	Con Edison CECONY	Director Trustee
John F. Killian

/s/ Karol V. Mason	Con Edison CECONY	Director Trustee
Karol V. Mason

/s/ Dwight A. McBride	Con Edison CECONY	Director Trustee
Dwight A. McBride

/s/ William J. Mulrow	Con Edison CECONY	Director Trustee
William J. Mulrow

/s/ Armando J. Olivera	Con Edison CECONY	Director Trustee
Armando J. Olivera

/s/ Michael W. Ranger	Con Edison CECONY	Director Trustee
Michael W. Ranger

/s/ Linda S. Sanford	Con Edison CECONY	Director Trustee
Linda S. Sanford

/s/ Deirdre Stanley	Con Edison CECONY	Director Trustee
Deirdre Stanley

/s/ L. Frederick Sutherland	Con Edison CECONY	Director Trustee
L. Frederick Sutherland

CON EDISON ANNUAL REPORT 2020	201