Form 10-Q
period 2021-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2021-05-06
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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

As of April 30, 2021, Con Edison had outstanding 342,813,258 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
CPUC	California Public Utilities Commission
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PHMSA	U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical liquidation at book value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced metering infrastructure
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as enacted on March 27, 2020
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
DER	Distributed energy resources
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2020
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service, Inc.
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will,” "target," "guidance" and similar expressions identify forward-looking statements. The forward-looking statements reflect information available and assumptions at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to:
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
The Companies assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars/Except Share Data)	2021	2020
OPERATING REVENUES
Electric	$2,113	$1,906
Gas	1,076	931
Steam	264	250
Non-utility	224	147
TOTAL OPERATING REVENUES	3,677	3,234
OPERATING EXPENSES
Purchased power	437	308
Fuel	93	78
Gas purchased for resale	296	232
Other operations and maintenance	790	700
Depreciation and amortization	497	470
Taxes, other than income taxes	704	638
TOTAL OPERATING EXPENSES	2,817	2,426
OPERATING INCOME	860	808
OTHER INCOME (DEDUCTIONS)
Investment income (loss)	(161)	26
Other income	6	2
Allowance for equity funds used during construction	5	5
Other deductions	(36)	(72)
TOTAL OTHER INCOME (DEDUCTIONS)	(186)	(39)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	674	769
INTEREST EXPENSE
Interest on long-term debt	227	224
Other interest	(47)	101
Allowance for borrowed funds used during construction	(4)	(3)
NET INTEREST EXPENSE	176	322
INCOME BEFORE INCOME TAX EXPENSE	498	447
INCOME TAX EXPENSE	78	55
NET INCOME	$420	$392
Income attributable to non-controlling interest	1	17
NET INCOME FOR COMMON STOCK	$419	$375
Net income per common share—basic	$1.23	$1.13
Net income per common share—diluted	$1.22	$1.12
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	342.2	333.6
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	343.0	334.6
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2021	2020
NET INCOME	$420	$392
INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(1)	(17)
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	4	5
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	4	5
COMPREHENSIVE INCOME	$423	$380
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2021	2020
OPERATING ACTIVITIES
Net income	$420	$392
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	497	470
Investment loss/impairment	172	—
Deferred income taxes	77	60
Rate case amortization and accruals	(8)	(11)
Common equity component of allowance for funds used during construction	(5)	(5)
Net derivative losses/(gains)	(65)	83
Unbilled revenue and net unbilled revenue deferrals	31	51
Other non-cash items, net	39	45
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(281)	(87)
Materials and supplies, including fuel oil and gas in storage	17	26
Revenue decoupling mechanism receivable	(42)	(32)
Other receivables and other current assets	56	28
Taxes receivable	15	(1)
Prepayments	(500)	(479)
Accounts payable	(178)	(156)
Pensions and retiree benefits obligations	73	4
Pensions and retiree benefits contributions	(4)	(4)
Accrued taxes	(35)	(45)
Accrued interest	116	85
Superfund and environmental remediation costs	(5)	(3)
Distributions from equity investments	10	11
System benefit charge	(20)	(19)
Deferred charges, noncurrent assets and other regulatory assets	(54)	(38)
Deferred credits and other regulatory liabilities	45	116
Other current and noncurrent liabilities	(82)	(79)
NET CASH FLOWS FROM OPERATING ACTIVITIES	289	412
INVESTING ACTIVITIES
Utility construction expenditures	(868)	(767)
Cost of removal less salvage	(86)	(68)
Non-utility construction expenditures	(141)	(130)
Investments in electric and gas transmission projects	(5)	(8)
Other investing activities	4	5
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,096)	(968)
FINANCING ACTIVITIES
Net issuance/(payment) of short-term debt	183	(484)
Issuance of long-term debt	250	1,600
Retirement of long-term debt	(695)	(38)
Debt issuance costs	(3)	(22)
Common stock dividends	(253)	(243)
Issuance of common shares - public offering	—	88
Issuance of common shares for stock plans	16	14
Distribution to noncontrolling interest	(3)	(2)
Net proceeds from sale of equity interest	33	—
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	(472)	913
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(1,279)	357
BALANCE AT BEGINNING OF PERIOD	1,436	1,217
BALANCE AT END OF PERIOD	$157	$1,574
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$112	$143
Income taxes	$(15)	$2
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$390	$343
Issuance of common shares for dividend reinvestment	$12	$12
Software licenses acquired but unpaid as of end of period	$51	$80
Equipment acquired but unpaid as of end of period	$28	$33

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$76	$1,272
Accounts receivable – customers, less allowance for uncollectible accounts of $181 and $148 in 2021 and 2020, respectively	1,949	1,701
Other receivables, less allowance for uncollectible accounts of $7in 2021 and 2020	259	278
Taxes receivable	11	26
Accrued unbilled revenue	459	599
Fuel oil, gas in storage, materials and supplies, at average cost	339	356
Prepayments	772	271
Regulatory assets	253	266
Restricted cash	81	164
Revenue decoupling mechanism receivable	178	137
Other current assets	210	231
TOTAL CURRENT ASSETS	4,587	5,301
INVESTMENTS	1,654	1,816
UTILITY PLANT, AT ORIGINAL COST
Electric	33,764	33,315
Gas	11,101	10,847
Steam	2,733	2,696
General	3,954	3,880
TOTAL	51,552	50,738
Less: Accumulated depreciation	11,423	11,188
Net	40,129	39,550
Construction work in progress	2,324	2,474
NET UTILITY PLANT	42,453	42,024
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $555 and $522 in 2021 and 2020, respectively	3,870	3,893
Construction work in progress	746	638
NET PLANT	47,069	46,555
OTHER NONCURRENT ASSETS
Goodwill	446	446
Intangible assets, less accumulated amortization of $254 and $228 in 2021 and 2020, respectively	1,434	1,460
Regulatory assets	5,990	6,195
Operating lease right-of-use asset	837	837
Other deferred charges and noncurrent assets	282	285
TOTAL OTHER NONCURRENT ASSETS	8,989	9,223
TOTAL ASSETS	$62,299	$62,895
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$1,302	$1,967
Term loan	466	165
Notes payable	1,581	1,705
Accounts payable	1,208	1,475
Customer deposits	296	311
Accrued taxes	115	150
Accrued interest	265	149
Accrued wages	109	108
Fair value of derivative liabilities	231	238
Regulatory liabilities	85	36
System benefit charge	437	528
Operating lease liabilities	106	96
Other current liabilities	358	426
TOTAL CURRENT LIABILITIES	6,559	7,354
NONCURRENT LIABILITIES
Provision for injuries and damages	180	178
Pensions and retiree benefits	2,074	2,257
Superfund and other environmental costs	850	857
Asset retirement obligations	591	576
Fair value of derivative liabilities	155	240
Deferred income taxes and unamortized investment tax credits	6,619	6,475
Operating lease liabilities	763	764
Regulatory liabilities	4,378	4,513
Other deferred credits and noncurrent liabilities	234	234
TOTAL NONCURRENT LIABILITIES	15,844	16,094
LONG-TERM DEBT	20,614	20,382
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
EQUITY
Common shareholders’ equity	19,033	18,847
Noncontrolling interest	249	218
TOTAL EQUITY (See Statement of Equity)	19,282	19,065
TOTAL LIABILITIES AND EQUITY	$62,299	$62,895
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	333	$35	$8,054	$11,100	23	$(1,038)	$(110)	$(19)	$191	$18,213
Net income				375					17	392
Common stock dividends ($0.76 per share)				(255)						(255)
Issuance of common shares - public offering	1		88							88
Issuance of common shares for stock plans			26							26
Other comprehensive income								5		5
Distributions to noncontrolling interests									(2)	(2)
BALANCE AS OF MARCH 31, 2020	334	$35	$8,168	$11,220	23	$(1,038)	$(110)	$(14)	$206	$18,467

BALANCE AS OF DECEMBER 31, 2020	342	$36	$8,808	$11,178	23	$(1,038)	$(112)	$(25)	$218	$19,065
Net income				419					1	420
Common stock dividends ($0.775 per share)				(265)						(265)
Issuance of common shares for stock plans			28							28
Other comprehensive income								4		4
Distributions to noncontrolling interests									(3)	(3)
Net proceeds from sale of equity interest									33	33
BALANCE AS OF MARCH 31, 2021	342	$36	$8,836	$11,332	23	$(1,038)	$(112)	$(21)	$249	$19,282
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2021	2020
OPERATING REVENUES
Electric	$1,968	$1,770
Gas	973	834
Steam	264	250
TOTAL OPERATING REVENUES	3,205	2,854
OPERATING EXPENSES
Purchased power	396	273
Fuel	93	78
Gas purchased for resale	233	195
Other operations and maintenance	608	569
Depreciation and amortization	415	390
Taxes, other than income taxes	674	607
TOTAL OPERATING EXPENSES	2,419	2,112
OPERATING INCOME	786	742
OTHER INCOME (DEDUCTIONS)
Investment and other income	4	2
Allowance for equity funds used during construction	5	4
Other deductions	(32)	(67)
TOTAL OTHER INCOME (DEDUCTIONS)	(23)	(61)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	763	681
INTEREST EXPENSE
Interest on long-term debt	184	172
Other interest	4	11
Allowance for borrowed funds used during construction	(4)	(3)
NET INTEREST EXPENSE	184	180
INCOME BEFORE INCOME TAX EXPENSE	579	501
INCOME TAX EXPENSE	114	95
NET INCOME	$465	$406
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2021	2020
NET INCOME	$465	$406
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	1
COMPREHENSIVE INCOME	$465	$407
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2021	2020
OPERATING ACTIVITIES
Net income	$465	$406
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	415	390
Deferred income taxes	113	94
Rate case amortization and accruals	(9)	(11)
Common equity component of allowance for funds used during construction	(5)	(4)
Unbilled revenue and net unbilled revenue deferrals	53	41
Other non-cash items, net	6	35
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(269)	(78)
Materials and supplies, including fuel oil and gas in storage	10	20
Revenue decoupling mechanism	(40)	(22)
Other receivables and other current assets	42	25
Accounts receivable from affiliated companies	(5)	(8)
Prepayments	(496)	(473)
Accounts payable	(117)	(115)
Accounts payable to affiliated companies	17	—
Pensions and retiree benefits obligations	72	3
Pensions and retiree benefits contributions	(4)	(4)
Superfund and environmental remediation costs	(7)	(5)
Accrued taxes	(35)	(42)
Accrued interest	90	75
System benefit charge	(17)	(20)
Deferred charges, noncurrent assets and other regulatory assets	(48)	(39)
Deferred credits and other regulatory liabilities	46	122
Other current and noncurrent liabilities	(57)	(50)
NET CASH FLOWS FROM OPERATING ACTIVITIES	220	340
INVESTING ACTIVITIES
Utility construction expenditures	(818)	(719)
Cost of removal less salvage	(84)	(67)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(902)	(786)
FINANCING ACTIVITIES
Net payment of short-term debt	(233)	(540)
Issuance of long-term debt	—	1,600
Debt issuance costs	—	(23)
Capital contribution by parent	125	25
Dividend to parent	(247)	(246)
NET CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES	(355)	816
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(1,037)	370
BALANCE AT BEGINNING OF PERIOD	1,067	933
BALANCE AT END OF PERIOD	$30	$1,303
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest	$88	$97
Income taxes	$5	$12
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$332	$292
Software licenses acquired but unpaid as of end of period	$48	$76
Equipment acquired but unpaid as of end of period	$28	$33
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$30	$1,067
Accounts receivable – customers, less allowance for uncollectible accounts of $171 and $138 in 2021 and 2020, respectively	1,831	1,595
Other receivables, less allowance for uncollectible accounts of $5 and $4 in 2021 and 2020, respectively	122	134
Taxes receivable	8	8
Accrued unbilled revenue	361	523
Accounts receivable from affiliated companies	139	134
Fuel oil, gas in storage, materials and supplies, at average cost	281	291
Prepayments	655	159
Regulatory assets	234	244
Revenue decoupling mechanism receivable	169	129
Other current assets	106	123
TOTAL CURRENT ASSETS	3,936	4,407
INVESTMENTS	550	541
UTILITY PLANT, AT ORIGINAL COST
Electric	31,732	31,327
Gas	10,162	9,921
Steam	2,733	2,696
General	3,644	3,585
TOTAL	48,271	47,529
Less: Accumulated depreciation	10,514	10,297
Net	37,757	37,232
Construction work in progress	2,207	2,320
NET UTILITY PLANT	39,964	39,552
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2021 and 2020	2	2
NET PLANT	39,966	39,554
OTHER NONCURRENT ASSETS
Regulatory assets	5,559	5,745
Operating lease right-of-use asset	568	578
Other deferred charges and noncurrent assets	138	142
TOTAL OTHER NONCURRENT ASSETS	6,265	6,465
TOTAL ASSETS	$50,717	$50,967
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$640	$640
Notes payable	1,427	1,660
Accounts payable	1,031	1,232
Accounts payable to affiliated companies	39	22
Customer deposits	282	296
Accrued taxes	97	132
Accrued taxes to affiliated companies	1	1
Accrued interest	216	126
Accrued wages	98	97
Fair value of derivative liabilities	162	163
Regulatory liabilities	58	11
System benefit charge	387	475
Operating lease liabilities	78	73
Other current liabilities	272	319
TOTAL CURRENT LIABILITIES	4,788	5,247
NONCURRENT LIABILITIES
Provision for injuries and damages	174	172
Pensions and retiree benefits	1,781	1,943
Superfund and other environmental costs	773	780
Asset retirement obligations	520	508
Fair value of derivative liabilities	84	105
Deferred income taxes and unamortized investment tax credits	6,590	6,411
Operating lease liabilities	510	512
Regulatory liabilities	3,955	4,094
Other deferred credits and noncurrent liabilities	199	197
TOTAL NONCURRENT LIABILITIES	14,586	14,722
LONG-TERM DEBT	16,151	16,149
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	15,192	14,849
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$50,717	$50,967
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	235	$589	$5,669	$8,919	$(962)	$(62)	$(6)	$14,147
Net income				406				406
Common stock dividend to parent				(246)				(246)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2020	235	$589	$5,694	$9,079	$(962)	$(62)	$(5)	$14,333

BALANCE AS OF DECEMBER 31, 2020	235	$589	$6,169	$9,122	$(962)	$(62)	$(7)	$14,849
Net income				465				465
Common stock dividend to parent				(247)				(247)
Capital contribution by parent			125					125
BALANCE AS OF MARCH 31, 2021	235	$589	$6,294	$9,340	$(962)	$(62)	$(7)	$15,192
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2020.
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Clean Energy Businesses, Inc., through its subsidiaries, develops, owns and operates renewable and sustainable energy infrastructure projects and provides energy-related products and services to wholesale and retail customers. Con Edison Transmission, Inc. invests in electric transmission facilities through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and holds investments in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas).

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

General Utility Plant
General utility plant of Con Edison and CECONY included $84 million and $80 million, respectively, at March 31, 2021 and $86 million and $81 million, respectively, at December 31, 2020, related to a May 2018 acquisition of software licenses. The estimated aggregate annual amortization expense related to the software licenses for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $19 million and $18 million at March 31, 2021, respectively, and $17 million at December 31, 2020.

Other Deferred Charges and Noncurrent Assets and Prepayments
Other deferred charges and noncurrent assets and prepayments of Con Edison, net of accumulated depreciation, included $57 million ($54 million for CECONY) and $14 million ($13 million for CECONY), respectively, at March 31, 2021 and $54 million ($51 million for CECONY) and $12 million ($11 million for CECONY), respectively, at December 31, 2020, related to implementation costs incurred in cloud computing arrangements. Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives. Depreciation expense related to these assets incurred during the three months ended March 31, 2021 for Con Edison and CECONY was $3 million, and was not material during the three months ended March 31, 2020. Accumulated depreciation related to these assets for Con Edison and CECONY was $12 million and $11 million, respectively, at March 31, 2021 and $10 million and $8 million, respectively, at December 31, 2020.

Investments
Partial Impairment of Investment in Stagecoach Gas Services, LLC (Stagecoach)
Con Edison's investments consist primarily of the investments of Con Edison Transmission that are accounted for under the equity method and the fair value of the Utilities' supplemental retirement income plan and deferred income plan assets. Con Edison Transmission owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC (Stagecoach), a joint venture that owns and operates an existing gas pipeline and storage business located in northeastern Pennsylvania and the southern tier of New York. Con Edison is in the process of considering strategic alternatives regarding its 50 percent interest in Stagecoach. As a result of information made available to Stagecoach as part of that process, Stagecoach performed a goodwill impairment test that resulted in Stagecoach recording a goodwill impairment charge of $343 million at March 31, 2021. Accordingly, Con Edison recorded a pre-tax loss on its interest in Stagecoach of $172 million ($120 million after-tax) within "Investment income/(loss)" on Con Edison's consolidated income statement at March 31, 2021 that reduced the carrying value of its investment in Stagecoach from $839 million to $667 million.

Stagecoach’s goodwill impairment charge and information obtained from Con Edison's strategic evaluation process constituted a triggering event for Con Edison's investment in Stagecoach as of March 31, 2021. Con Edison evaluated the carrying value of its investment in Stagecoach of $667 million for an other-than-temporary decline in value using an income and market-based approach. Con Edison determined that the carrying value of its investment in Stagecoach of $667 million was not impaired as of March 31, 2021.

The accounting rules require Con Edison to evaluate its investments periodically to determine whether they are impaired. The standard for determining whether an impairment exists and must be recorded is whether an other than-temporary decline in carrying value has occurred. Changes in economic conditions, forecasted cash flows and the regulatory environment, among other factors, could require equity method investments to recognize a decrease in carrying value for an other-than-temporary decline. When management believes such a decline may have occurred, the fair value of the investment is estimated using market inputs, when observable, or a market valuation model such as a discounted cash flow analysis. The fair value is compared to the carrying value of the investment in order to determine the amount of impairment to record, if any.

The evaluation and measurement of impairments involve uncertainties. The judgments that Con Edison makes to estimate the fair value of its equity method investments are based on assumptions that management believes are reasonable, and variations in these estimates or the underlying assumptions, or the receipt of additional market information, could have a material impact on whether a triggering event is determined to exist or the amount of any such impairment. Additionally, if the projects in which Con Edison holds these investments recognize an impairment, Con Edison may record a share of that impairment loss and would evaluate its investment for an other-than-temporary decline in carrying value as described above.

There is risk that the fair value of Con Edison’s investment in Stagecoach may be further impaired as Con Edison continues its process of considering strategic alternatives regarding its 50 percent interest. As such strategic alternatives are evaluated, Con Edison may be required to determine whether an other-than-temporary decline in value has occurred for its Stagecoach investment.

Earnings Per Common Share
Con Edison presents basic and diluted earnings per share (EPS) on the face of its consolidated income statement. Basic EPS is calculated by dividing earnings available to common shareholders (“Net income for common stock” on Con Edison’s consolidated income statement) by the weighted average number of Con Edison common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding is increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the exercise price.

For the three months ended March 31, 2021 and 2020, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended March 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2021	2020
Net income for common stock	$419	$375
Weighted average common shares outstanding – basic	342.2	333.6
Add: Incremental shares attributable to effect of potentially dilutive securities	0.8	1.0
Adjusted weighted average common shares outstanding – diluted	343.0	334.6
Net Income per common share – basic	$1.23	$1.13
Net Income per common share – diluted	$1.22	$1.12

The computation of diluted EPS for the three months ended March 31, 2021 and 2020 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three months ended March 31, 2021 and 2020, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Beginning balance, accumulated OCI, net of taxes (a)	$(25)	$(19)	$(7)	$(6)
OCI before reclassifications, net of tax of $(1) for Con Edison in 2021 and 2020	2	4	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2021 and 2020 (a)(b)	2	1	—	1
Current period OCI, net of taxes	4	5	—	1
Ending balance, accumulated OCI, net of taxes	$(21)	$(14)	$(7)	$(5)
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

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At March 31, 2021 and 2020, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At March 31,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Cash and temporary cash investments	$76	$1,395	$30	$1,303
Restricted cash (a)	81	179	—	—
Total cash, temporary cash investments and restricted cash	$157	$1,574	$30	$1,303
(a)Restricted cash included cash of the Clean Energy Businesses' renewable electric production project subsidiaries ($81 million and $179 million at March 31, 2021 and 2020, respectively) that, under the related project debt agreements, either is restricted until the various maturity dates of the project debt to being used for normal operating expenses and capital expenditures, debt service, and required reserves or was restricted as a result of the PG&E bankruptcy. During the pendency of the PG&E bankruptcy, cash was not distributed from the related projects to the Clean Energy Businesses. In July 2020, PG&E’s plan of reorganization became effective. In July 2020, the Clean Energy Businesses received previously restricted distributions and have resumed receiving distributions for all projects.

Note B – Regulatory Matters
Rate Plans
O&R New York – Electric
In March 2021, O&R filed a preliminary update to its January 2021 request to the NYSPSC for an electric rate increase effective January 1, 2022. The company increased its requested January 2022 rate increase by $3.3 million to $27.8 million.

O&R New York – Gas
In March 2021, O&R filed a preliminary update to its January 2021 request to the NYSPSC for a gas rate increase effective January 1, 2022. The company decreased its requested January 2022 rate increase by $8.6 million to $1.2 million.

COVID-19 Regulatory Matters
Governors, public utility commissions and other regulatory agencies in the states in which the Utilities operate have issued orders related to the COVID-19 pandemic that impact the Utilities as described below.

New York State Regulation
In March 2020, New York State Governor Cuomo declared a State Disaster Emergency for the State of New York due to the COVID-19 pandemic and signed the "New York State on PAUSE" executive order that closed all non-essential businesses statewide. The Governor has since adjusted these closures over time. Since the emergency declaration, and due to economic conditions, the NYSPSC and the Utilities have worked to mitigate the potential impact of the COVID-19 pandemic on the Utilities, their customers and other stakeholders.

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In June 2020, the state of New York enacted a law prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers during the COVID-19 state of emergency. In addition, such prohibition will apply for an additional 180 days after the state of emergency ends for residential customers who have experienced a change in financial circumstances due to the COVID-19 pandemic. The law expired on March 31, 2021, although legislation has been introduced to also include small business customers after the effective date of the legislation and to extend the expiration date to December 31, 2021. For the three months ended March 31, 2021, the estimated late payment charges and fees that were not billed by CECONY and O&R were approximately $17 million and $1 million, respectively (see Note K). In April 2021, CECONY filed a petition with the NYSPSC to timely establish a surcharge recovery mechanism for $52 million of late payment charges and fees, offset for related savings, for the year ended December 31, 2020 to begin in September 2021 and end in December 2022. The petition also requests a surcharge recovery or surcredit mechanism for any fee deferrals for 2021 and 2022 starting in January of the subsequent year over a twelve-month period, respectively.

The Utilities’ New York rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. As of March 31, 2021, the reserve increases to the allowance for uncollectible accounts associated with the COVID-19 pandemic for CECONY electric and gas operations and O&R electric and gas operations were $106 million and $4 million, respectively, and were deferred pursuant to the legislative, regulatory and related actions provisions of the rate plans as a result of the New York State on PAUSE and related executive orders. The Utilities’ New York rate plans also provide for an allowance for write-offs of customer accounts receivable balances. The above amounts deferred pursuant to the legislative, regulatory and related actions provisions were reduced by the amount that the actual write-offs of customer accounts receivable balances were below the allowance reflected in rates (due to the New York State on PAUSE and related executive orders), which differences were $18 million and $2 million for CECONY and O&R, respectively, as of March 31, 2021.

In June 2020, the NYSPSC directed CECONY to implement a summer cooling credit program to help mitigate the cost of staying home and operating air conditioning for health-vulnerable low-income customers due to the limited availability of public cooling facilities as a result of the COVID-19 social distancing measures. The $63.4 million cost of the program is being recovered over five-year period that began January 2021.

In June 2020, the NYSPSC established a generic proceeding on the impacts of the COVID-19 pandemic and sought comment on a variety of COVID-19 related issues. In July 2020, the Utilities submitted joint comments with other large utilities in New York State that included a formal request to defer all COVID-19 related costs and for a surcharge mechanism to collect such deferrals based upon the individual utility's need. In January 2021, NYSPSC staff provided guidance to New York utilities that no additional mechanisms are required because there are already established mechanisms for utility recovery of unexpected material expenses through rate plan change in legislation, regulation and related actions provisions of their respective rate plans and the filing of individual deferral petitions The guidance further provided that utilities deferring COVID-19 related costs pursuant to the provisions that allow deferral of costs resulting from a change in legislation, regulation and related actions must comply with the provisions of their rate plans, be able to demonstrate the nexus between the changes in law or regulation and the specific revenue and expense items, and consider any offsetting cost savings due to the pandemic.

As of December 31, 2020, CECONY deferred, for New York City residential customers, $54.9 million of higher summer generation capacity supply costs. CECONY expects to recover such costs from customers by October 2021.

In February 2021, the NYSPSC staff issued its report on New York State’s Energy Affordability Policy that provides recommendations to large New York utilities, including CECONY and O&R. The report recommends, among other things, that residential and commercial customers’ late payment fees and interest on deferred payment agreements be waived until two years after the expiration of the New York State moratorium on utility terminations (the moratorium expired on March 31, 2021, although legislation has been introduced to extend the expiration date to December 31, 2021) and each utility develop an arrears management program to mitigate the financial burdens of the COVID-19 pandemic on New York households and that program costs be shared, perhaps equally, between shareholders and customers. The NYSPSC staff has requested that the utilities and interested parties comment on the report prior to staff submitting the recommendations to the NYSPSC for consideration.

In April 2021, New York State passed a law that creates a program that allows eligible residential renters in New York State who require assistance with rent and utility bills to have up to twelve months of electric and gas utility bill arrears forgiven, provided that such arrears were accrued on or after March 13, 2020. The program will be administered by the State Office of Temporary Disability Assistance in coordination with the New York State Department of Public Service and the NYSPSC. Under the program, CECONY and O&R would qualify for a refundable tax credit for New York State gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are waived and certified by the NYSPSC.
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

New Jersey State Regulation
In March 2020, New Jersey Governor Murphy declared a Public Health Emergency and State of Emergency for the State of New Jersey. In March 2021, Governor Murphy extended the State of Emergency through June 30, 2021. Since that declaration, the NJBPU and RECO have worked to mitigate the potential impact of the COVID-19 pandemic on RECO, its customers and other stakeholders. In March 2020, RECO began suspending late payment charges, terminations for non-payment, and no access fees during the COVID-19 pandemic. The suspension of these fees will continue through June 30, 2021 and is not expected to be material.

In July 2020, the NJBPU authorized RECO and other New Jersey utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to the COVID-19 pandemic beginning on March 9, 2020, and through the later of September 30, 2021, or 60 days after the emergency declaration is no longer in effect. RECO deferred net incremental COVID-19 related costs of $0.6 million through March 31, 2021.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At March 31, 2021, the Utilities had not accrued a liability related to this matter.

In July 2018, the NYSPSC commenced an investigation into the rupture of a CECONY steam main located on Fifth Avenue and 21st Street in Manhattan. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of buildings and streets for various periods. As of March 31, 2021, with respect to the incident, the company incurred operating costs of $17 million for property damage, clean-up and other response costs and invested $9 million in capital and retirement costs. During the second quarter of 2020, the company accrued a $3 million liability related to this matter.

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

In August 2020, Tropical Storm Isaias caused significant damage to the Utilities’ electric distribution systems and interrupted service to approximately 330,000 CECONY electric customers and approximately 200,000 O&R electric customers. As of March 31, 2021, CECONY incurred costs for Tropical Storm Isaias of $172 million (including $87 million of operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan, $63 million of capital expenditures and $22 million (including $7.5 million for food and medicine spoilage claims) of operation and maintenance expenses). As of March 31, 2021, O&R incurred costs for Tropical Storm Isaias of $37 million (including $29 million of operation and maintenance expenses charged against a storm reserve pursuant to its New York electric rate plan, $8 million of capital expenditures and $2.9 million for food and medicine spoilage claims). The Utilities’ electric rate plans provide for recovery of operating costs and capital expenditures under different provisions. The Utilities’ incremental operating costs attributable to storms are to be deferred for recovery as a regulatory asset under their electric rate plans, while capital expenditures, up to specified levels, are reflected in rates under their electric rate plans. The provisions of the Utilities’ New York electric rate plans that impose negative revenue adjustments for operating performance provide for exceptions for major storms and catastrophic events beyond the control of the companies, including natural disasters such as hurricanes and floods.

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

In December 2020, CECONY and O&R filed responses to the NYSPSC order demonstrating why the NYSPSC should not commence penalty or prudence actions against them. The Utilities stated that the NYSPSC orders misapplied Section 25-a of the Public Service Law by ignoring the reasonable compliance standard under the statute and instead, was imposing a strict liability standard. CECONY and O&R also presented evidence that the order either misrepresented the applicable requirements or ignored that the Utilities were acting pursuant to practices approved by the NYSPSC. Finally, CECONY and O&R stated that there was no basis to commence a prudence proceeding because the Utilities acted reasonably based on the information available and the circumstances at the time. Administrative law judges have been appointed and hearings have been scheduled for CECONY and O&R to commence in September 2021. The Utilities have not accrued a liability related to this matter and are unable to determine the outcome of this proceeding at this time.

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

In May 2020, the president of the United States issued the "Securing the United States Bulk-Power System" executive order. The executive order declares threats to the bulk-power system by foreign adversaries constitute a national emergency and prohibits the acquisition, importation, transfer or installation of certain bulk-power system electric equipment that is sourced from foreign adversaries. In January 2021, the president of the United States suspended the May 2020 executive order for 90 days. In April 2021, the executive order was reinstated and the Department of Energy (DOE) subsequently issued a request for information to assist the DOE in developing additional executive orders and/or regulations to secure United States’ critical electric infrastructure. The Companies are unable to predict the impact on them of any additional orders or regulations that may be adopted regarding the bulk-power system.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at March 31, 2021 and December 31, 2020 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Regulatory assets
Unrecognized pension and other postretirement costs	$2,943	$3,241	$2,791	$3,065
Environmental remediation costs	858	865	786	791
Revenue taxes	369	356	353	342
Pension and other postretirement benefits deferrals	365	315	318	272
Property tax reconciliation	244	241	243	239
Deferred storm costs	238	195	119	83
MTA power reliability deferral	176	188	176	188
COVID-19 pandemic deferrals	142	115	139	113
System peak reduction and energy efficiency programs	106	124	105	124
Deferred derivative losses	97	120	91	111
Municipal infrastructure support costs	56	62	56	62
Brooklyn Queens demand management program	36	36	36	36
Meadowlands heater odorization project	32	32	32	32
Preferred stock redemption	21	21	21	21
Unamortized loss on reacquired debt	19	21	18	19
Non-wire alternative projects	19	18	19	18
Gate station upgrade project	18	25	18	25
Recoverable REV demonstration project costs	18	20	17	18
Other	233	200	221	186
Regulatory assets – noncurrent	5,990	6,195	5,559	5,745
Deferred derivative losses	186	190	174	177
Recoverable energy costs	67	76	60	67
Regulatory assets – current	253	266	234	244
Total Regulatory Assets	$6,243	$6,461	$5,793	$5,989
Regulatory liabilities
Future income tax	$2,153	$2,207	$2,009	$2,062
Allowance for cost of removal less salvage	1,089	1,090	929	932
TCJA net benefits*	251	295	244	286
Net proceeds from sale of property	128	137	128	137
Net unbilled revenue deferrals	89	198	89	198
Pension and other postretirement benefit deferrals	89	85	48	46
Energy efficiency portfolio standard unencumbered funds	79	1	78	—
System benefit charge carrying charge	66	64	59	57
Property tax refunds	37	36	35	35
BQDM and REV Demo reconciliations	26	27	23	25
Sales and use tax refunds	17	16	15	16
Earnings sharing - electric, gas and steam	14	15	10	10
Settlement of gas proceedings	13	21	13	21
Unrecognized other postretirement costs	12	11	—	—
Settlement of prudence proceeding	6	5	6	5
Workers' compensation	3	3	3	3
Other	306	302	266	261
Regulatory liabilities – noncurrent	4,378	4,513	3,955	4,094
Refundable energy costs	58	28	33	4
Deferred derivative gains	27	8	25	7
Regulatory liabilities – current	85	36	58	11
Total Regulatory Liabilities	$4,463	$4,549	$4,013	$4,105
* See "Other Regulatory Matters," above.

The recognition of the return on regulatory assets is determined by the Utilities’ rate plans or orders issued by state regulators. In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the three months ended March 31, 2021 and 2020 was 1.80 percent and 2.65 percent, respectively.
In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($1,785 million and $1,696 million for Con Edison, and $1,590 million and $1,509 million for CECONY at March 31, 2021 and December 31, 2020, respectively). Regulatory assets of RECO for which a cash outflow has been made ($27 million and $31 million at March 31, 2021 and December 31, 2020, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the New Jersey Board of Public Utilities. Regulatory liabilities are treated in a consistent manner.
Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At March 31, 2021 and December 31, 2020, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Unrecognized and other postretirement costs	$2,943	$3,241	$2,791	$3,065
Environmental remediation costs	847	855	776	781
Revenue taxes	350	336	336	323
Deferred derivative losses	97	120	91	111
Other	35	24	35	24
Deferred derivative losses - current	186	190	174	177
Total	$4,458	$4,766	$4,203	$4,481
*This table includes regulatory assets not earning a return for which no cash outlay has been made.
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

Note C – Capitalization
In February 2021, a subsidiary of the Clean Energy Businesses borrowed $250 million at a variable-rate, due 2028, secured by equity interests in four of the company’s solar electric production projects, the interest rate for which was swapped to a fixed rate of 3.39 percent.

In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement with a tax equity investor for the financing of a portfolio of three of the Clean Energy Businesses’ solar electric production projects (CED Nevada Virginia). Under the financing, the tax equity investor acquired a noncontrolling interest in the portfolio and will receive a percentage of earnings, tax attributes and cash flows. The tax equity investor’s funding obligation is subject to certain conditions precedent and a maximum funding obligation of $270 million. As of March 31, 2021, $39 million has been funded, with remaining amounts to be funded upon the satisfaction of the remaining conditions precedent, including the projects reaching commercial operation, which is expected to occur later this year. The Clean Energy Businesses will continue to consolidate this entity and will report the noncontrolling tax equity investor’s interest in the tax equity arrangement. See Note P.

In March 2021, a subsidiary of the Clean Energy Businesses agreed to issue $229 million aggregate principal amount of 3.77 percent senior notes, due 2046, that will be secured by equity interests in CED Nevada Virginia. The senior notes will be issued when each project reaches commercial operation, the proceeds of which will repay a portion of the borrowings outstanding under a construction loan facility. See Note D.

During the first quarter of 2021, Con Edison optionally prepaid the remaining $675 million outstanding under a February 2019 term loan prior to its maturity in June 2021.

The carrying amounts and fair values of long-term debt at March 31, 2021 and December 31, 2020 were:

(Millions of Dollars)	2021		2020
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$21,916	$24,533	$22,349	$26,808
CECONY	$16,791	$19,251	$16,789	$20,974
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $204 million and $173 million for Con Edison and CECONY, respectively, as of March 31, 2021 and $215 million and $176 million for Con Edison and CECONY, respectively, as of December 31, 2020.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at March 31, 2021 are classified as Level 2 (see Note O).

Note D – Short-Term Borrowing
At March 31, 2021, Con Edison had $1,581 million of commercial paper outstanding of which $1,427 million was outstanding under CECONY’s program. The weighted average interest rate at March 31, 2021 was 0.2 percent for both Con Edison and CECONY. At December 31, 2020, Con Edison had $1,705 million of commercial paper outstanding of which $1,660 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2020 was 0.3 percent for both Con Edison and CECONY.

At March 31, 2021 and December 31, 2020, no loans were outstanding under the Companies' December 2016 credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of March 31, 2021 and December 31, 2020.

At March 31, 2021 and December 31, 2020, a subsidiary of the Clean Energy Businesses had $472 million and $165 million of borrowings outstanding under a variable-rate construction loan facility that matures no later than November 2021 and is secured by and used to fund construction costs for CED Nevada Virginia. At March 31, 2021 and December 31, 2020, the banks’ commitments under the construction loan facility were $574 million and $613 million, respectively.

In April 2021, Con Edison entered into a credit agreement (April 2021 Credit Agreement) under which banks are committed until May 18, 2021, subject to certain conditions, to provide to Con Edison a $500 million variable-rate 364-day term loan. Con Edison has the option to prepay any term loans issued under the April 2021 Credit

Agreement prior to maturity. Subject to certain exceptions, the commitments and any term loans issued under the April 2021 Credit Agreement are subject to mandatory termination and prepayment with the net cash proceeds of certain debt issuances by Con Edison or certain asset sales by Con Edison or its subsidiaries. Con Edison intends to use the borrowings under the April 2021 Credit Agreement to repay in full all of Con Edison’s outstanding 2.00 percent debentures, Series 2016 A, that mature on May 15, 2021.

The banks’ obligations to make loans under the April 2021 Credit Agreement are subject to certain conditions, including that there be no payment or bankruptcy default. The commitments are not subject to maintenance of credit rating levels. Upon a change of control of Con Edison, or upon an event of default, the banks may terminate their commitments and declare the loans outstanding under the April 2021 Credit Agreement immediately due and payable. Events of Default include Con Edison exceeding at any time a ratio of consolidated debt to consolidated total capital of 0.65 to 1; Con Edison or its subsidiaries having liens on its or their assets in an aggregate amount exceeding five percent of Con Edison’s consolidated total capital, subject to certain exceptions; Con Edison or its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Service cost – including administrative expenses	$86	$73	$81	$69
Interest cost on projected benefit obligation	118	137	111	129
Expected return on plan assets	(276)	(258)	(262)	(245)
Recognition of net actuarial loss	199	175	189	165
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST	$123	$123	$114	$113
Cost capitalized	(39)	(31)	(37)	(29)
Reconciliation to rate level	(57)	(64)	(55)	(62)
Total expense recognized	$27	$28	$22	$22

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

Expected Contributions
Based on estimates as of March 31, 2021, the Companies expect to make contributions to the pension plans during 2021 of $467 million (of which $429 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first three months of 2021, the Companies contributed $4 million to the pension plans, substantially all of which was contributed by CECONY.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Service cost - including administrative expenses	$7	$5	$5	$4
Interest cost on projected other postretirement benefit obligation	8	9	7	8
Expected return on plan assets	(17)	(16)	(14)	(14)
Recognition of net actuarial loss	6	27	5	27
Recognition of prior service credit	(1)	(1)	—	(1)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$3	$24	$3	$24
Cost capitalized	(3)	(2)	(2)	(1)
Reconciliation to rate level	—	(22)	(2)	(24)
Total expense/(credit) recognized	$—	$—	$(1)	$(1)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Expected Contributions
Based on estimates as of March 31, 2021, the Companies expect to make a contribution of $2 million (all of which is to be made by CECONY) to the other postretirement benefit plans in 2021. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2021 and December 31, 2020 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Accrued Liabilities:
Manufactured gas plant sites	$745	$752	$669	$676
Other Superfund Sites	105	105	104	104
Total	$850	$857	$773	$780
Regulatory assets	$858	$865	$786	$791
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
Environmental remediation costs incurred related to Superfund Sites for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Remediation costs incurred	$8	$5	$8	$5

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three months ended March 31, 2021 and 2020.
In 2020, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $2.7 billion and $2.6 billion, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At March 31, 2021, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory liabilities for the Companies at March 31, 2021 and December 31, 2020 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$72	$72	$67	$68
Regulatory liability – workers’ compensation	$3	$3	$3	$3

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At March 31, 2021, the company has accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount.
Other Contingencies
For additional contingencies, see "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements totaled $2,251 million and $2,042 million at March 31, 2021 and December 31, 2020, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these agreements at March 31, 2021 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$393	$177	$—	$570
Energy transactions	455	52	308	815
Renewable electric production projects	392	48	356	796
Other	70	—	—	70
Total	$1,310	$277	$664	$2,251

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

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Operating lease cost	$22	$21	$17	$16
Operating lease cash flows	$8	$11	$4	$4

As of March 31, 2021 and December 31, 2020, assets recorded as finance leases were $3 million for Con Edison and $2 million for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $3 million and $1 million, respectively.

For the three months ended March 31, 2021 and 2020, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $16 million and $1 million, respectively, for the three months ended March 31, 2021 and an immaterial amount for the three months ended March 31, 2020.

Other information related to leases for Con Edison and CECONY at March 31, 2021 and December 31, 2020 were as follows:

	Con Edison		CECONY
	2021	2020	2021	2020
Weighted Average Remaining Lease Term:
Operating leases	18.9 years	19.1 years	12.8 years	13.0 years
Finance leases	7.3 years	7.3 years	3.8 years	4.0 years
Weighted Average Discount Rate:
Operating leases	4.3%	4.3%	3.6%	3.6%
Finance leases	1.8%	1.8%	1.3%	1.3%

Future minimum lease payments under non-cancellable leases at March 31, 2021 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending March 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2022	$86	$1	$62	$1
2023	76	1	58	1
2024	74	—	56	—
2025	75	—	57	—
2026	76	—	58	—
All years thereafter	947	1	449	—
Total future minimum lease payments	$1,334	$3	$740	$2
Less: imputed interest	(465)	—	(152)	—
Total	$869	$3	$588	$2
Reported as of March 31, 2021
Operating lease liabilities (current)	$106	$—	$78	$—
Operating lease liabilities (noncurrent)	763	—	510	—
Other current liabilities	—	1	—	1
Other noncurrent liabilities	—	2	—	1
Total	$869	$3	$588	$2

At March 31, 2021, the Companies did not have material obligations under operating or finance leases that had not yet commenced.

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three months ended March 31, 2021 and 2020.

Note J – Income Tax
Con Edison’s income tax expense increased to $78 million for the three months ended March 31, 2021 from $55 million for the three months ended March 31, 2020. The increase is primarily due to higher income before income tax expense, higher state income taxes, lower income attributable to non-controlling interests and a non-recurring tax benefit of $4 million in 2020 due to the carryback of a net operating loss from 2018 to 2013 as permitted under the CARES Act signed into law in March 2020, offset in part by an increase in the amortization of excess deferred federal income taxes due to the TCJA.

CECONY’s income tax expense increased to $114 million for the three months ended March 31, 2021 from $95 million for the three months ended March 31, 2020. The increase in income tax expense is primarily due to higher income before income tax expense and higher state income taxes, offset in part by an increase in the amortization of excess deferred federal income taxes due to the TCJA.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended March 31, 2021 and 2020 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2021	2020	2021	2020
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax	4	4	5	5
Amortization of excess deferred federal income taxes	(9)	(9)	(7)	(8)
Taxes attributable to non-controlling interests	—	(1)	—	—
Cost of removal	2	2	1	2
Other plant-related items	(1)	(1)	—	(1)
Renewable energy credits	(1)	(2)	—	—
CARES Act NOL carryback	—	(1)	—	—
Other	—	(1)	—	—
Effective tax rate	16%	12%	20%	19%

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

Pursuant to CECONY’s electric rate plan that went into effect in January 2020, the deferral of its net benefits for its electric service ceased and is included in rates. Additionally, the unprotected excess deferred federal income taxes for its electric and gas services is being amortized over a five-year period, which decrease the tax expense for the three months ended March 31, 2021. See “Other Regulatory Matters” in Note B.

In April 2021, New York State passed a law that increases the corporate franchise tax rate on business income from 6.5% to 7.25%, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875%, not to exceed a maximum tax liability of $5 million per taxpayer. New York State requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a business capital tax are scheduled to expire after 2023 and are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

Uncertain Tax Positions
At March 31, 2021, the estimated liability for uncertain tax positions for Con Edison was $14 million ($3 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $3 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is $1 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $14 million ($13 million, net of federal taxes) with $3 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the three months ended March 31, 2021, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At March 31, 2021 and December 31, 2020, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three months ended March 31, 2021 and 2020, revenue from contracts with customers as defined in Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$1,966	$2	$1,968	$1,732	$38	$1,770
Gas	946	27	973	833	1	834
Steam	261	3	264	245	5	250
Total CECONY	$3,173	$32	$3,205	$2,810	$44	$2,854
O&R
Electric	144	1	145	128	8	136
Gas	108	(5)	103	93	4	97
Total O&R	$252	$(4)	$248	$221	$12	$233
Clean Energy Businesses
Renewables	154	—	154	114	—	114
Energy services	22	—	22	11	—	11
Other	—	48	48	—	21	21
Total Clean Energy Businesses	$176	$48	$224	$125	$21	$146
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	(1)	(1)	—	—	—
Total Con Edison	$3,602	$75	$3,677	$3,157	$77	$3,234
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b)    Parent company and consolidation adjustments.

	2021			2020
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$11	$41		$29	$17
Additions (c)	24	—		14	—
Subtractions (c)	13	1	(d)	18	1	(d)
Ending balance as of March 31,	$22	$40		$25	$16
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
(d)Of the subtractions from unearned revenue, $1 million was included in the balances as of January 1, 2021 and 2020.

As of March 31, 2021, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services is $312 million, of which $278 million will be recognized within the next two years, and the remaining $34 million will be recognized pursuant to long-term service and maintenance agreements.

In March 2020, the Utilities began suspending new late payment charges and certain other fees for all customers. For the three months ended March 31, 2021, the estimated amount of these revenues was $18 million and $17 million for Con Edison and CECONY, respectively. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In April 2021,

CECONY filed a petition with the NYSPSC to timely establish a surcharge recovery mechanism for $52 million of late payment charges and fees, offset for related savings, for the year ended December 31, 2020 to begin in September 2021 and end in December 2022. The petition also requests a surcharge recovery or surcredit mechanism for any fee deferrals for 2021 and 2022 starting in January of the subsequent year over a twelve-month period, respectively. See "COVID-19 Regulatory Matters" in Note B.

Note L – Current Expected Credit Losses
In January 2020, the Companies adopted Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.

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
The Clean Energy Businesses’ customer accounts receivable balance generally reflects the management of energy supply assets, energy-efficiency services to government and commercial customers, and the engineering, procurement, and construction services of renewable energy projects. The Clean Energy Businesses calculate an allowance for uncollectible accounts related to their energy services customers based on an aging and customer-specific analysis. The amount of such reserves was not material at March 31, 2021 or December 31, 2020.
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
Starting in 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases to the allowance for uncollectible accounts for Con Edison were $33 million and $5 million for the three months ended March 31, 2021 and March 31, 2020, respectively, substantially all of which related to CECONY.
Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a rollforward by major portfolio segment type for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020
Allowance for credit losses
Beginning Balance at January 1,	$148	$70	$7	$4	$138	$65	$4	$3
Recoveries	3	2	—	—	3	2	—	—
Write-offs	(21)	(18)	(1)	—	(20)	(18)	—	—
Reserve adjustments	51	21	1	1	50	21	1	—
Ending Balance March 31,	$181	$75	$7	$5	$171	$70	$5	$3

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020
CECONY
Electric	$1,968	$1,770	$4	$4	$315	$297	$247	$282
Gas	973	834	2	2	77	71	439	369
Steam	264	250	19	19	23	22	100	91
Consolidation adjustments	—	—	(25)	(25)	—	—	—	—
Total CECONY	$3,205	$2,854	$—	$—	$415	$390	$786	$742
O&R
Electric	$145	$136	$—	$—	$17	$16	$9	$14
Gas	103	97	—	—	7	6	40	41
Total O&R	$248	$233	$—	$—	$24	$22	$49	$55
Clean Energy Businesses	$224	$146	$—	$—	$58	$57	$28	$14
Con Edison Transmission	1	1	—	—	—	1	(3)	(2)
Other (a)	(1)	—	—	—	—	—	—	(1)
Total Con Edison	$3,677	$3,234	$—	$—	$497	$470	$860	$808
(a) Parent company and consolidation adjustments. Other does not represent a business segment.

Note N – Derivative Instruments and Hedging Activities
Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. These are economic hedges, for which the Utilities and the Clean Energy Business do not elect hedge accounting. The Clean Energy Businesses use interest rate swaps to manage the risks associated with interest rates related to outstanding and expected future debt issuances and borrowings. Derivatives are recognized on the consolidated balance sheet at fair value (see Note O), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules.

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at March 31, 2021 and December 31, 2020 were:

(Millions of Dollars)	2021				2020
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$75	$(1)	$74	(b)	$44	$14	$58	(b)
Noncurrent	31	25	56	(c)	22	35	57	(d)
Total fair value of derivative assets	$106	$24	$130		$66	$49	$115
Fair value of derivative liabilities
Current	$(236)	$5	$(231)	(c)	$(225)	$(13)	$(238)	(d)
Noncurrent	(131)	(24)	(155)	(c)	(207)	(33)	(240)	(d)
Total fair value of derivative liabilities	$(367)	$(19)	$(386)		$(432)	$(46)	$(478)
Net fair value derivative assets/(liabilities)	$(261)	$5	$(256)		$(366)	$3	$(363)
CECONY
Fair value of derivative assets
Current	$47	$(23)	$24	(b)	$20	$(12)	$8	(b)
Noncurrent	13	(9)	4		16	(8)	8
Total fair value of derivative assets	$60	$(32)	$28		$36	$(20)	$16
Fair value of derivative liabilities
Current	$(184)	$22	$(162)		$(174)	$11	$(163)
Noncurrent	(93)	9	(84)		(114)	9	(105)
Total fair value of derivative liabilities	$(277)	$31	$(246)		$(288)	$20	$(268)
Net fair value derivative assets/(liabilities)	$(217)	$(1)	$(218)		$(252)	$—	$(252)
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
(b)At March 31, 2021, margin deposits for Con Edison and CECONY of $1 million were classified as derivative assets on the consolidated balance sheet, but not included in the table. At December 31, 2020, margin deposits for Con Edison and CECONY of $3 million were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.
(c)Includes amounts for interest rate swaps of $11 million in noncurrent assets, $(27) million in current liabilities and $(30) million in noncurrent liabilities. At March 31, 2021, the Clean Energy Businesses had interest rate swaps with notional amounts of $1,103 million. The expiration dates of the swaps range from 2024-2041.
(d)Includes amounts for interest rate swaps of $(24) million in current liabilities and $(82) million in noncurrent liabilities. At December 31, 2020, the Clean Energy Businesses had interest rate swaps with notional amounts of $863 million. The expiration dates of the swaps range from 2024-2041.

The Utilities generally recover their prudently incurred fuel, purchased power and gas costs, including hedging gains and losses, in accordance with rate provisions approved by the applicable state utility regulators. In accordance with the accounting rules for regulated operations, the Utilities record a regulatory asset or regulatory liability to defer recognition of unrealized gains and losses on their electric and gas derivatives. As gains and losses are realized in future periods, they will be recognized as purchased power, gas and fuel costs in the Companies’ consolidated income statements.

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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2021 and 2020:

		For the Three Months Ended March 31,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2021	2020	2021	2020
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$19	$(1)	$17	$(1)
Noncurrent	Deferred derivative gains	(3)	3	(3)	3
Total deferred gains/(losses)		$16	$2	$14	$2
Current	Deferred derivative losses	$4	$(14)	$3	$(12)
Current	Recoverable energy costs	—	(96)	2	(86)
Noncurrent	Deferred derivative losses	23	(45)	20	(42)
Total deferred gains/(losses)		$27	$(155)	$25	$(140)
Net deferred gains/(losses)		$43	$(153)	$39	$(138)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$1	$(2)	$—	$—
	Non-utility revenue	3	5	—	—
	Other operations and maintenance expense	2	(7)	2	(7)
	Other interest expense	59	(86)	—	—
Total pre-tax gains/(losses) recognized in income		$65	$(90)	$2	$(7)

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at March 31, 2021:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	24,921,520	47,381	259,569,793	6,720,000
CECONY	22,991,350	33,000	241,610,000	6,720,000
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
At March 31, 2021, Con Edison and CECONY had $208 million and $20 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $95 million with independent system operators, $62 million with non-investment grade/non-rated counterparties, $31 million with commodity exchange brokers, and $20 million with investment-grade counterparties. CECONY’s net credit exposure consisted of $16 million with commodity exchange brokers and $4 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at March 31, 2021:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$247		$236
Collateral posted	212		206
Additional collateral (b) (downgrade one level from current ratings)	11		2
Additional collateral (b) (downgrade to below investment grade from current ratings)	55	(c)	47	(c)
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post $24 million of additional collateral at March 31, 2021. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At March 31, 2021, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $43 million.

Note O – Fair Value Measurements
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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are summarized below.

	2021					2020
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$18	$52	$6	$44	$120	$19	$42	$4	$53	$118
Interest rate swaps (a)(b)(c)	—	11	—	—	11	—	—	—	—	—
Other (a)(b)(d)	438	128	—	—	566	431	126	—	—	557
Total assets	$456	$191	$6	$44	$697	$450	$168	$4	$53	$675
Derivative liabilities:
Commodity (a)(b)(c)	$5	$268	$18	$37	$328	$7	$296	$23	$46	$372
Interest rate swaps (a)(b)(c)	—	58	—	—	58	—	106	—	—	106
Total liabilities	$5	$326	$18	$37	$386	$7	$402	$23	$46	$478
CECONY
Derivative assets:
Commodity (a)(b)(c)	$15	$27	$1	$(13)	$30	$15	$20	$—	$(16)	$19
Other (a)(b)(d)	419	121	—	—	540	411	120	—	—	531
Total assets	$434	$148	$1	$(13)	$570	$426	$140	$—	$(16)	$550
Derivative liabilities:
Commodity (a)(b)(c)	$1	$251	$8	$(14)	$246	$3	$274	$10	$(19)	$268
(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had no transfers between levels 1, 2, and 3 during the three months ended March 31, 2021. Con Edison and CECONY had $1 million of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2020 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2020 to less than three years as of December 31, 2020.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2021 and December 31, 2020, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

	Fair Value of Level 3 at March 31, 2021	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$1	Discounted Cash Flow	Forward energy prices (a)	$14.25-$63.00 per MWh
	(14)	Discounted Cash Flow	Forward capacity prices (a)	$0.26-$6.26 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(3.75)-$8.07 per MWh
Total Con Edison—Commodity	$(12)
CECONY – Commodity
Electricity	$(8)	Discounted Cash Flow	Forward capacity prices (a)	$1.08 - $6.26 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.35 - $2.54 per MWh
Total CECONY—Commodity	$(7)
(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2021 and 2020 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Beginning balance as of January 1,	$(19)	$(16)	$(10)	$(6)
Included in earnings	(2)	(5)	(2)	(2)
Included in regulatory assets and liabilities	4	1	2	—
Settlements	5	7	3	2
Ending balance as of March 31,	$(12)	$(13)	$(7)	$(6)

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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($3 million gain and $1 million gain) on the consolidated income statement for the three months ended March 31, 2021 and 2020. The change in fair value relating to Level 3 commodity derivative assets and liabilities held at March 31, 2021 and 2020 is included in non-utility revenues ($2 million gain and $1 million gain) on the consolidated income statement for the three months ended March 31, 2021 and 2020.

Note P – Variable Interest Entities
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

Clean Energy Businesses

In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows will be allocated. The transaction relates to certain projects which are still under construction (Tax Equity Construction Projects). The Tax Equity Construction Projects are consolidated entities in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Construction Projects during construction, and upon commercial operation, is held by the Clean Energy Businesses. There were no earnings for the Tax Equity Construction Projects for the three months ended March 31, 2021. See Note C.

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

For the three months ended March 31, 2021, the hypothetical liquidation at book value (HLBV) method of accounting for the Tax Equity Projects resulted in $2 million of income ($1 million, after-tax) for the tax equity investor and $3 million of income ($2 million, after-tax) for Con Edison. For the three months ended March 31, 2020, the HLBV method of accounting for the Tax Equity Projects resulted in $17 million of income ($13 million, after-tax) for the tax equity investor and a $14 million loss ($10 million, after-tax) for Con Edison.

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

At March 31, 2021 and December 31, 2020, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects				Tax Equity Construction Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)		CED Nevada Virginia (c)(h)
(Millions of Dollars)	2021	2020	2021	2020	2021
Non-utility property, less accumulated depreciation (f)(g)	$282	$284	$442	$446	$583
Other assets	40	39	174	176	45
Total assets (a)	$322	$323	$616	$622	$628
Term Loan	—	—	—	—	466
Other liabilities	13	13	73	71	81
Total liabilities (b)	$13	$13	$73	$71	$547
(a)The assets of the Tax Equity Projects and Tax Equity Construction Projects represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.
(b)The liabilities of the Tax Equity Projects and Tax Equity Construction Projects represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.
(c)Con Edison did not provide any financial or other support during the year that was not previously contractually required.

(d)Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $85 million and $82 million at March 31, 2021 and December 31, 2020, respectively.
(e)Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $130 million and $134 million at March 31, 2021 and December 31, 2020, respectively.
(f)Non-utility property is reduced by accumulated depreciation of $20 million for Great Valley Solar and $33 million for Copper Mountain - Mesquite Solar at March 31, 2021.
(g)Non-utility property is reduced by accumulated depreciation of $18 million for Great Valley Solar and $30 million for Copper Mountain - Mesquite Solar at December 31, 2020.
(h)CED Nevada Virginia consists of the Copper Mountain Solar 5, Battle Mountain Solar and Water Strider projects for which the noncontrolling interest of the tax equity investor was $33 million at March 31, 2021.

Note Q – New Financial Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (LIBOR), a benchmark interest rate referenced in a variety of agreements, after 2021. In March 2021, the United Kingdom's Financial Conduct Authority confirmed that U.S. Dollar LIBOR will no longer be published after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR tenors, and after June 30, 2023 for all other U.S. Dollar LIBOR tenors. ASU 2020-04 provides entities with optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued amendments to the guidance through ASU 2021-01 to include all contract modifications and hedging relationships affected by reference rate reform, including those that do not directly reference LIBOR or another reference rate expected to be discontinued, and clarify which optional expedients may be applied to them. The guidance can be applied prospectively. The optional relief is temporary and generally cannot be applied to contract modifications and hedging relationships entered into or evaluated after December 31, 2022. The Companies do not expect the new guidance to have a material impact on their financial position, results of operations or liquidity.

Note R – Dispositions
In April 2021, a subsidiary of the Clean Energy Businesses entered into an agreement to sell substantially all of its membership interests in one operating project that it developed and all of its membership interests in a second operating project that it acquired in 2016. The combined carrying value of both projects is approximately $200 million as of March 31, 2021. The closing of the sales, which are expected to occur by the end of the second quarter of 2021, are subject to certain regulatory approvals by FERC and the satisfaction of other closing conditions, and are not expected to have a material impact on Con Edison’s results of operations.

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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2020 (File Nos. 1-14514 and 1-1217, the Form 10-K).

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

Electric Supply
In 2019, the New York State Department of Environmental Conservation (NYSDEC) issued regulations that may require the retirement or seasonal unavailability of fossil-fueled electric generating units owned by CECONY and others in New York City. The NYSDEC rule limits nitrous oxides (NOx) emissions during the ozone season from May through September and affects older peaking units that are generally located downstate and needed during periods of high electric demand or for local reliability purposes. Compliance with the rule will require affected units (approximately 1,400 MW in CECONY's service territory, of which 65 MW is owned by CECONY) to cease operation during the ozone season, install emission controls, repower, or retire by 2023 or 2025. The NYISO, in its 2020 Reliability Needs Assessment study that was approved by the NYISO board, reported local and bulk transmission system reliability needs that are expected to be caused by the retirement or unavailability of some of the impacted units. In January 2021, CECONY updated its Local Transmission Plan (LTP) to address the identified reliability needs on its local system through the construction of three transmission projects, the Reliable Clean City (RCC) projects. In addition, CECONY expects to update its LTP again in 2021 to address the remaining residual needs resulting from unacceptable voltage performance of the overall system. CECONY estimates that the costs of the RCC projects to solve the local reliability needs to be approximately $780 million over four years and is unable to estimate the amount to implement plans to solve the remaining residual needs. In April 2021, the NYSPSC approved CECONY’s December 2020 petition to recover $780 million of costs to construct the RCC projects to solve the local reliability needs.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 17,405 MMlb of steam annually to approximately 1,571 customers in parts of Manhattan.

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

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric transmission facilities and holds investments in gas pipeline and storage facilities through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and has been selected to build additional electric transmission assets in New York. CET Gas owns, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC (Stagecoach), a joint venture that owns and operates an existing gas pipeline and storage business located in northeastern Pennsylvania and the southern tier of New York. Con Edison is considering strategic alternatives with respect to its 50 percent interest in Stagecoach. CET Gas recorded a pre-tax goodwill impairment loss of $172 million ($120 million after-tax) for the three months ended March 31, 2021 that reduced the carrying value of its investment in Stagecoach from $839 million to $667 million. See "Investments" in Note A to the First Quarter Financial Statements. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation, which operates a gas storage facility in upstate New York. In addition, CET Gas owns an 11.2 percent interest (that is expected to be reduced to 8.5 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture) in Mountain Valley Pipeline LLC (MVP), a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended March 31, 2021				At March 31, 2021
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$3,205	87%	$465	111%	$50,717	81%
O&R	248	7	27	6	3,242	5
Total Utilities	3,453	94	492	117	53,959	86
Clean Energy Businesses (a)	224	6	49	12	6,860	11
Con Edison Transmission (b)	1	—	(122)	(29)	1,162	2
Other (c)	(1)	—	—	—	318	1
Total Con Edison	$3,677	100%	$419	100%	$62,299	100%
(a)Net income for common stock from the Clean Energy Businesses for the three months ended March 31, 2021 includes $49 million of net after-tax mark-to-market income and reflects $1 million (after-tax) of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note P to the First Quarter Financial Statements.
(b)Net income for common stock from Con Edison Transmission for the three months ended March 31, 2021 includes $(125) million of a net after-tax goodwill impairment loss related to its investment in Stagecoach. See Note A to the First Quarter Financial Statements.
(c)Other includes parent company and consolidation adjustments. Net income for common stock includes $5 million of income tax impact for the goodwill impairment loss related to its investment in Stagecoach.

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

Below is additional information related to the effects of the COVID-19 pandemic and the Companies’ actions. Also, see “COVID-19 Regulatory Matters” in Note B to the First Quarter Financial Statements.

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

Con Edison carried back its NOL of $29 million from tax year 2018 to tax year 2013. This allowed Con Edison, mostly at the Clean Energy Businesses, to receive a $2.5 million net tax refund and to recognize a discrete income tax benefit of $4 million in 2020, due to the higher federal statutory tax rate in 2013. See "Income Tax" in Note J. Con Edison and its subsidiaries did not have a federal NOL in tax years 2019 or 2020.

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

In December 2020, the Consolidated Appropriations Act, 2021 (the 2021 Appropriations Act) was signed into law. The 2021 Appropriations Act, among other things, extends the expiring employee retention tax credit to include qualified wages paid in the first two quarters of 2021, increases the qualified wages paid to an employee from 50 percent up to $10,000 annually in 2020 to 70 percent up to $10,000 per quarter in 2021 and increases the maximum employee retention tax credit amount an employer can take per employee from $5,000 in 2020 to $14,000 in the first two quarters of 2021. In March 2021, the American Rescue Plan Act was signed into law that expanded the 2021 Appropriations Act to expand the period for eligible employers to receive the employer retention credit from June 30, 2021 to December 31, 2021.

Accounting Considerations
Due to the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders, decline in business, bankruptcies, layoffs and furloughs, among other factors, both commercial and residential customers may have increased difficulty paying their utility bills. CECONY and O&R have existing allowances for uncollectible accounts established against their customer accounts receivable balances that are reevaluated each quarter and updated accordingly. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances are not reflected in rates during the term of the current rate plans. During the first quarter of 2021, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates, resulting in increases to the customer allowance for uncollectible accounts as detailed herein. CECONY’s and O&R’s allowances for uncollectible customer accounts reserve increased from $138 million and $8.7 million at December 31, 2020 to $171 million and $9.6 million at March 31, 2021, respectively. See "COVID-19 Regulatory Matters" in Note B and Note L to the First Quarter Financial Statements.

The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of goodwill, long-lived or intangible assets may not be recoverable at March 31, 2021.

New York State Legislation
In April 2021, New York State passed a law that increases the corporate franchise tax rate on business income from 6.5% to 7.25%, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstates the business capital tax at 0.1875%, not to exceed a maximum tax liability of $5 million per taxpayer. New York State requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax are scheduled to expire after 2023 and are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity. In addition, the new law created a program that allows eligible residential renters in New York State who require assistance with rent and utility bills to have up to twelve months of electric and gas utility bill arrears forgiven, provided that such arrears were accrued on or after March 13, 2020. The program will be administered by the State Office of Temporary Disability Assistance in coordination with the New York State Department of Public Service and the NYSPSC. Under the program, CECONY and O&R would qualify for a refundable tax credit for New York State gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are waived and certified by the NYSPSC. See "COVID-19 Regulatory Matters” in Note B to the First Quarter Financial Statements.

Liquidity and Financing
The Companies continue to monitor the impacts of the COVID-19 pandemic on the financial markets closely, including borrowing rates and daily cash collections. The Companies have been able to access the capital markets as needed since the start of the COVID-19 pandemic in March 2020. See Notes C and D to the First Quarter Financial Statements. However, a continued economic downturn as a result of the COVID-19 pandemic could increase the amount of capital needed by the Utilities and the costs of such capital.

The decline in business activity in the Utilities’ service territory as a result of the COVID-19 pandemic resulted in lower billed sales revenues and a slower recovery in cash of outstanding customer accounts receivable balances in 2020 and the first quarter of 2021. These trends may continue in 2021. The Utilities’ rate plans have revenue decoupling mechanisms in their New York electric and gas businesses that largely reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC per month and accumulate the deferred balances semi-annually under CECONY's electric rate plan (January through June and July through December, respectively) and annually under CECONY's gas rate plan and O&R New York's electric and gas rate plans (January through December). Differences are accrued with interest each month for CECONY's and O&R New York’s electric customers and after the annual deferral period ends for CECONY's and O&R New York’s gas customers for refund to, or recovery from customers, as applicable. Generally, the refund to or recovery from customers begins August and February of each year over an ensuing six-month period for CECONY's electric customers and February of each year over an ensuing twelve-month period for CECONY's gas and O&R New York's electric and gas customers. Although these revenue decoupling mechanisms are in place, lower billed sales revenues and higher uncollectible accounts have reduced and is expected to continue to reduce liquidity at the Utilities. Also, in March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers and such suspensions may continue through 2021 or later. For the three months ended March 31, 2021, the estimated fees that were not billed by the Utilities were approximately $17 million for CECONY and $1 million for O&R. These unbilled amounts have reduced and may continue to reduce liquidity at the Utilities. See "COVID-19 Regulatory Matters" in Note B and Note L to the First Quarter Financial Statements.

Con Edison and the Utilities have a $2,250 million credit agreement (Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until December 2023 ($2,200 million of commitments from December 2022). Con Edison and the Utilities have not entered into any loans under the Credit Agreement. See Note D to the First Quarter Financial Statements.

Results of Operations
Net income for common stock and earnings per share for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	2021	2020	2021	2020
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share
CECONY	$465	$406	$1.36	$1.22
O&R	27	31	0.08	0.09
Clean Energy Businesses (a)	49	(82)	0.14	(0.24)
Con Edison Transmission (b)	(122)	14	(0.35)	0.04
Other (c)	—	6	—	0.02
Con Edison (d)	$419	$375	$1.23	$1.13
(a)Net income for common stock from the Clean Energy Businesses for the three months ended March 31, 2021 and 2020 includes $49 million or $0.14 a share and $(63) million or $(0.18) a share, respectively, of net after-tax mark-to-market losses and reflects $1 million and $13 million or $0.04 a share (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note P to the First Quarter Financial Statements.
(b)Net income for common stock from Con Edison Transmission for the three months ended March 31, 2021 includes $(125) million or $(0.36) a share of net after-tax goodwill impairment loss related to its investment in Stagecoach. See Note A to the First Quarter Financial Statements.
(c)Other includes parent company and consolidation adjustments. Net income for common stock includes $5 million or $0.01 a share of income tax impact for the goodwill impairment loss related to Con Edison Transmission’s investment in Stagecoach. See Note A to the First Quarter Financial Statements.
(d)Earnings per share on a diluted basis were $1.22 a share and $1.12 a share for the three months ended March 31, 2021 and 2020, respectively.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three months ended March 31, 2021 as compared with the 2020 period.

Variation for the Three Months Ended March 31, 2021 vs. 2020
	Earnings per Share	Net Income for Common Stock (Millions of Dollars)
CECONY (a)
Changes in rate plans	$0.29	$98	Primarily reflects higher electric and gas net base revenues of $0.16 a share and $0.15 a share, respectively, due to electric and gas base rate increases in January 2021 under the company's rate plans.
Weather impact on steam revenues	0.06	22	Reflects the impact of colder winter weather in 2021.
Operations and maintenance expenses	(0.09)	(29)	Reflects higher costs for pension and other postretirement benefits of $(0.08) a share, which are reconciled under the rate plans, and higher storm-related costs of $(0.06) a share, offset in part by the timing of compensation costs of $0.03 a share, a lower reserve for uncollectibles associated with the Coronavirus Disease 2019 (COVID-19) pandemic of $0.01 a share and lower incremental costs associated with the COVID-19 pandemic of $0.01 a share.
Depreciation, property taxes and other tax matters	(0.18)	(60)	Reflects higher property taxes of $(0.12) a share and higher depreciation and amortization expense of $(0.06) a share, both of which are recoverable under the rate plans.
Other	0.06	28	Primarily reflects lower costs associated with components of pension and other postretirement benefits other than service cost of $0.08 a share, unbilled amounts due to the suspension of customers' late payment charges and certain other fees associated with the COVID-19 pandemic of $(0.03) a share and the dilutive effect of Con Edison's stock issuances of $(0.03) a share.
Total CECONY	0.14	59
O&R (a)
Changes in rate plans	—	2
Operations and maintenance expenses	(0.01)	(4)	Primarily reflects higher storm-related costs.
Depreciation, property taxes and other tax matters	—	(1)
Other	—	(1)
Total O&R	(0.01)	(4)
Clean Energy Businesses
Operating revenues less energy costs	0.13	43	Primarily reflects higher revenue from renewable and sustainable electric production projects of $0.09 a share and higher wholesale revenues of $0.05 a share.
Operations and maintenance expenses	(0.10)	(33)	Primarily reflects an increase in operating expenses from renewable and sustainable electric production projects.
Net interest expense	0.33	112	Primarily reflects lower unrealized losses on interest rate swaps in the 2021 period.
HLBV effects	0.04	12	Primarily reflects lower losses from tax equity projects in the 2021 period.
Other	(0.02)	(3)	Primarily reflects lower income attributable to non-controlling interest of $(0.01) a share and a non-recurring tax benefit in 2020 allowed under the CARES Act signed into law in March 2020 of $(0.01) a share.
Total Clean Energy Businesses	0.38	131
Con Edison Transmission	(0.39)	(136)	Primarily reflects the impairment loss related to the investment in Stagecoach of $(0.36) a share and foregoing Allowance for Funds Used During Construction income starting in January 2021 until significant construction resumes on the Mountain Valley Pipeline of $(0.03) a share.
Other, including parent company expenses	(0.02)	(6)	Primarily reflects lower consolidated state income tax benefits.
Total Reported (GAAP basis)	$0.10	$44

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

The Companies’ other operations and maintenance expenses for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2021	2020
CECONY
Operations	$428	$404
Pensions and other postretirement benefits	(10)	(44)
Health care and other benefits	37	37
Regulatory fees and assessments (a)	78	85
Other	75	87
Total CECONY	608	569
O&R	80	74
Clean Energy Businesses	99	55
Con Edison Transmission	4	2
Other (b)	(1)	—
Total other operations and maintenance expenses	$790	$700
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.
(b)Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three months ended March 31, 2021 and 2020 follows. For additional business segment financial information, see Note M to the First Quarter Financial Statements.

The Companies’ results of operations for the three months ended March 31, 2021 and 2020 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues	$3,205	$2,854	$248	$233	$224	$146	$1	$1	($1)	$—	$3,677	$3,234
Purchased power	396	273	41	35	—	—	—	—	—	—	437	308
Fuel	93	78	—	—	—	—	—	—	—	—	93	78
Gas purchased for resale	233	195	31	24	32	13	—	—	—	—	296	232
Other operations and maintenance	608	569	80	74	99	55	4	2	(1)	—	790	700
Depreciation and amortization	415	390	24	22	58	57	—	1	—	—	497	470
Taxes, other than income taxes	674	607	23	23	7	7	—	—	—	1	704	638
Operating income	786	742	49	55	28	14	(3)	(2)	—	(1)	860	808
Other income less deductions (c)	(23)	(61)	(3)	(4)	—	1	(159)	26	(1)	(1)	(186)	(39)
Net interest expense	184	180	10	11	(28)	122	5	5	5	4	176	322
Income before income tax expense	579	501	36	40	56	(107)	(167)	19	(6)	(6)	498	447
Income tax expense	114	95	9	9	6	(42)	(45)	5	(6)	(12)	78	55
Net income	$465	$406	$27	$31	$50	$(65)	($122)	$14	$—	$6	$420	$392
Income attributable to non-controlling interest	—	—	—	—	1	17	—	—	—	—	1	17
Net income for common stock	$465	$406	$27	$31	$49	$(82)	($122)	$14	$—	$6	$419	$375
(a)Includes parent company and consolidation adjustments.
(b)Represents the consolidated results of operations of Con Edison and its businesses.
(c)For the three months ended March 31, 2021, Con Edison Transmission recorded a pre-tax goodwill impairment loss of $172 million ($120 million, after-tax) that reduced the carrying value of its investment in Stagecoach from $839 million to $667 million. See “Investments” in Note A to the First Quarter Financial Statements.

CECONY

	For the Three Months Ended March 31, 2021				For the Three Months Ended March 31, 2020
(Millions of Dollars)	Electric	Gas	Steam	2021 Total	Electric	Gas	Steam	2020 Total	2021-2020 Variation
Operating revenues	$1,968	$973	$264	$3,205	$1,770	$834	$250	$2,854	$351
Purchased power	383	—	13	396	264	—	9	273	123
Fuel	45	—	48	93	30	—	48	78	15
Gas purchased for resale	—	233	—	233	—	195	—	195	38
Other operations and maintenance	475	92	41	608	431	96	42	569	39
Depreciation and amortization	315	77	23	415	297	71	22	390	25
Taxes, other than income taxes	503	132	39	674	466	103	38	607	67
Operating income	$247	$439	$100	$786	$282	$369	$91	$742	$44

Electric
CECONY’s results of electric operations for the three months ended March 31, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2021	March 31, 2020	Variation
Operating revenues	$1,968	$1,770	$198
Purchased power	383	264	119
Fuel	45	30	15
Other operations and maintenance	475	431	44
Depreciation and amortization	315	297	18
Taxes, other than income taxes	503	466	37
Electric operating income	$247	$282	$(35)

CECONY’s electric sales and deliveries for the three months ended March 31, 2021 compared with the 2020 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2021	March 31, 2020	Variation	Percent Variation		March 31, 2021	March 31, 2020	Variation	Percent Variation
Residential/Religious (b)	2,606	2,343	263	11.2%		$753	$609	$144	23.6%
Commercial/Industrial	2,354	2,401	(47)	(2.0)		528	433	95	21.9
Retail choice customers	5,229	5,713	(484)	(8.5)		581	555	26	4.7
NYPA, Municipal Agency and other sales	2,288	2,375	(87)	(3.7)		148	144	4	2.8
Other operating revenues (c)	—	—	—	—		(42)	29	(71)	Large
Total	12,477	12,832	(355)	(2.8)%	(d)	$1,968	$1,770	$198	11.2%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 5.6 percent in the three months ended March 31, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $198 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher purchased power expenses ($119 million), higher fuel expenses ($15 million) and an increase in revenues from the electric rate plan ($54 million).

Purchased power expenses increased $119 million in the three months ended March 31, 2021 compared with the 2020 period due to higher purchased volumes ($70 million) and unit costs ($49 million).

Fuel expenses increased $15 million in the three months ended March 31, 2021 compared with the 2020 period due to higher unit costs ($14 million) and purchased volumes from the company's electric generating facilities ($1 million).

Other operations and maintenance expenses increased $44 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher storm-related costs ($26 million) and higher costs for pension and other postretirement benefits ($11 million).

Depreciation and amortization increased $18 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $37 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher property taxes ($26 million), higher state and local taxes ($7 million) and lower deferral of under-collected property taxes ($4 million).

Gas
CECONY’s results of gas operations for the three months ended March 31, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2021	March 31, 2020	Variation
Operating revenues	$973	$834	$139
Gas purchased for resale	233	195	38
Other operations and maintenance	92	96	(4)
Depreciation and amortization	77	71	6
Taxes, other than income taxes	132	103	29
Gas operating income	$439	$369	$70

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2021 compared with the 2020 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2021	March 31, 2020	Variation	Percent Variation		March 31, 2021	March 31, 2020	Variation	Percent Variation
Residential	26,221	22,622	3,599	15.9%		$455	$383	$72	18.8%
General	12,912	11,957	955	8.0		168	138	30	21.7
Firm transportation	34,846	32,984	1,862	5.6		305	292	13	4.5
Total firm sales and transportation	73,979	67,563	6,416	9.5	(b)	928	813	115	14.1
Interruptible sales (c)	1,853	2,486	(633)	(25.5)		9	11	(2)	(18.2)
NYPA	9,378	8,079	1,299	16.1		1	1	—	—
Generation plants	5,974	10,157	(4,183)	(41.2)		5	5	—	—
Other	6,920	6,946	(26)	(0.4)		13	12	1	8.3
Other operating revenues (d)	—	—	—	—		17	(8)	25	Large
Total	98,104	95,231	2,873	3.0%		$973	$834	$139	16.7%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 0.2 percent in the three months ended March 31, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
(c)Includes 448 thousand and 970 thousand of Dt for the 2021 and 2020 periods, respectively, which are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $139 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to an increase in revenues from the gas rate plan ($90 million) and higher gas purchased for resale ($38 million).

Gas purchased for resale increased $38 million in the three months ended March 31, 2021 compared with the 2020 period due to higher purchased volumes ($24 million) and unit costs ($14 million).

Other operations and maintenance expenses decreased $4 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to lower municipal infrastructure support costs.

Depreciation and amortization increased $6 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $29 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher deferral of under-collected property taxes ($15 million), higher property taxes ($10 million), and higher state and local taxes ($3 million).

Steam
CECONY’s results of steam operations for the three months ended March 31, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2021	March 31, 2020	Variation
Operating revenues	$264	$250	$14
Purchased power	13	9	4
Fuel	48	48	—
Other operations and maintenance	41	42	(1)
Depreciation and amortization	23	22	1
Taxes, other than income taxes	39	38	1
Steam operating income	$100	$91	$9

CECONY’s steam sales and deliveries for the three months ended March 31, 2021 compared with the 2020 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2021	March 31, 2020	Variation	Percent Variation		March 31, 2021	March 31, 2020	Variation	Percent Variation
General	334	262	72	27.5%		$14	$12	$2	16.7%
Apartment house	2,313	2,176	137	6.3		66	65	1	1.5
Annual power	5,161	4,519	642	14.2		175	161	14	8.7
Other operating revenues (a)	—	—	—	—		9	12	(3)	(25.0)
Total	7,808	6,957	851	12.2%	(b)	$264	$250	$14	5.6%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 6.7 percent in the three months ended March 31, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $14 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to the impact of colder winter weather ($28 million), higher purchased power expenses ($4 million), offset in part by a lower usage by customers due to the impact of the COVID-19 pandemic ($9 million) and by a tax law surcharge credit ($5 million).

Purchased power increased $4 million in the three months ended March 31, 2021 compared with the 2020 period due to higher unit costs ($3 million) and purchased volumes ($1 million).

Other operations and maintenance expenses decreased $1 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to lower municipal infrastructure support costs.

Depreciation and amortization increased $1 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher steam utility plant balances.

Taxes, other than income taxes increased $1 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher property taxes.

Other Income (Deductions)
Other income (deductions) increased $38 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost.

Income Tax Expense
Income taxes increased $19 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher income before income tax expense ($16 million) and higher state income taxes ($6 million), offset in part by an increase in the amortization of excess deferred federal income tax due to the TCJA ($4 million).

O&R

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
(Millions of Dollars)	Electric	Gas	2021 Total	Electric	Gas	2020 Total	2021-2020 Variation
Operating revenues	$145	$103	$248	$136	$97	$233	$15
Purchased power	41	—	41	35	—	35	6
Gas purchased for resale	—	31	31	—	24	24	7
Other operations and maintenance	64	16	80	57	17	74	6
Depreciation and amortization	17	7	24	16	6	22	2
Taxes, other than income taxes	14	9	23	14	9	23	—
Operating income	$9	$40	$49	$14	$41	$55	$(6)

Electric
O&R’s results of electric operations for the three months ended March 31, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2021	March 31, 2020	Variation
Operating revenues	$145	$136	$9
Purchased power	41	35	6
Other operations and maintenance	64	57	7
Depreciation and amortization	17	16	1
Taxes, other than income taxes	14	14	—
Electric operating income	$9	$14	$(5)

O&R’s electric sales and deliveries for the three months ended March 31, 2021 compared with the 2020 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2021	March 31, 2020	Variation	Percent Variation		March 31, 2021	March 31, 2020	Variation	Percent Variation
Residential/Religious (b)	381	352	29	8.2%		$70	$67	$3	4.5%
Commercial/Industrial	200	208	(8)	(3.8)		25	27	(2)	(7.4)
Retail choice customers	673	638	35	5.5		48	39	9	23.1
Public authorities	25	26	(1)	(3.8)		2	2	—	—
Other operating revenues (c)	—	—	—	—		—	1	(1)	Large
Total	1,279	1,224	55	4.5%	(d)	$145	$136	$9	6.6%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 1.9 percent in the three months ended March 31, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $9 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher purchased power expenses ($6 million) and higher revenues from the New York electric rate plan ($2 million).

Purchased power expenses increased $6 million in the three months ended March 31, 2021 compared with the 2020 period due to higher unit costs ($3 million) and higher purchased volumes ($3 million).

Other operations and maintenance expenses increased $7 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher storm-related costs ($4 million) and higher tree trimming expenses ($2 million).

Depreciation and amortization increased $1 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the three months ended March 31, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2021	March 31, 2020	Variation
Operating revenues	$103	$97	$6
Gas purchased for resale	31	24	7
Other operations and maintenance	16	17	(1)
Depreciation and amortization	7	6	1
Taxes, other than income taxes	9	9	—
Gas operating income	$40	$41	($1)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2021 compared with the 2020 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2021	March 31, 2020	Variation	Percent Variation		March 31, 2021	March 31, 2020	Variation	Percent Variation
Residential	5,260	4,074	1,186	29.1%		$66	$51	$15	29.4%
General	1,108	931	177	19.0		12	9	3	33.3
Firm transportation	3,582	3,543	39	1.1		25	27	-2	(7.4)
Total firm sales and transportation	9,950	8,548	1,402	16.4	(b)	103	87	16	18.4
Interruptible sales	1,217	1,165	52	4.5		2	2	—	—
Generation plants	4	—	4	Large		—	—	—	—
Other	181	373	(192)	(51.5)		—	—	—	—
Other gas revenues	—	—	—	—		(2)	8	(10)	Large
Total	11,352	10,086	1,266	12.6%		$103	$97	$6	6.2%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes decreased 1.9 percent in the three months ended March 31, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $6 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher gas purchased for resale.

Gas purchased for resale increased $7 million in the three months ended March 31, 2021 compared with the 2020 period due to higher purchased volumes ($10 million), offset in part by lower unit costs ($3 million).

Other operations and maintenance expenses decreased $1 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to lower pension costs and lower energy efficiency program spending.

Depreciation and amortization increased $1 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher gas utility plant balances.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended March 31, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2021	March 31, 2020	Variation
Operating revenues	$224	$146	$78
Gas purchased for resale	32	13	19
Other operations and maintenance	99	55	44
Depreciation and amortization	58	57	1
Taxes, other than income taxes	7	7	—
Operating income	$28	$14	$14

Operating revenues increased $78 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher revenue from renewable electric production projects ($41 million), higher wholesale revenues ($23 million), higher energy services revenues ($11 million) and net mark-to-market values ($3 million).

Gas purchased for resale increased $19 million in the three months ended March 31, 2021 compared with the 2020 period due to higher purchased volumes.

Other operations and maintenance expenses increased $44 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher costs from renewable electric production projects.

Net Interest Expense

Net interest expense decreased $150 million in the three months ended March 31, 2021 compared with the 2020 period due to lower unrealized losses on interest rate swaps in the 2021 period.

Income Tax Expense
Income taxes increased $48 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to higher income before income tax expense ($35 million), lower income attributable to non-controlling interest ($4 million), higher state income taxes ($6 million) and a non-recurring tax benefit in 2020 due to the carryback of a net operating loss from 2018 to 2013 as permitted under the CARES Act signed into law in March 2020 ($4 million).

Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest decreased $16 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to lower losses attributable in the 2021 period to a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note P to the First Quarter Financial Statements.

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) decreased $185 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to a goodwill impairment loss related to Con Edison Transmission's investment in Stagecoach and MVP foregoing AFUDC income starting January 2021 until significant construction resumes. See "Investments" in Note A to the First Quarter Financial Statements.

Income Tax Expense
Income taxes decreased $50 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to lower income before income tax expense ($39 million) and lower state income taxes ($12 million).

Other
Income Tax Expense
Income taxes increased $6 million in the three months ended March 31, 2021 compared with the 2020 period primarily due to lower consolidated state income tax benefits.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the three months ended March 31, 2021 and 2020 are summarized as follows:

	For the Three Months Ended March 31,
	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Operating activities	$220	$340	$15	$41	$(124)	$527	$—	$(2)	$178	$(494)	$289	$412
Investing activities	(902)	(786)	(52)	(50)	(141)	(138)	—	5	(1)	1	(1,096)	(968)
Financing activities	(355)	816	24	15	175	(446)	—	(3)	(316)	531	(472)	913
Net change for the period	(1,037)	370	(13)	6	(90)	(57)	—	—	(139)	38	(1,279)	357
Balance at beginning of period	1,067	933	37	32	187	251	—	—	145	1	1,436	1,217
Balance at end of period (c)	$30	$1,303	$24	$38	$97	$194	$—	$—	$6	$39	$157	$1,574
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the First Quarter Financial Statements.

Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities primarily reflect their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is primarily affected by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. In addition, the decline in business activity in the Utilities’ service territory due to the COVID-19 pandemic resulted and may continue to result in lower billed sales revenues, a slower recovery of cash from outstanding customer accounts receivable balances and increases to the allowance for uncollectible accounts, that may further result in increases to write-offs of customer accounts. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but largely not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. The Utilities’ New York rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. Increases to the allowance for uncollectible accounts related to the COVID-19 pandemic have been deferred pursuant to the legislative, regulatory and related actions provisions of their rate plans. Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. See “COVID-19 Regulatory Matters” and “Other Regulatory Matters” in Note B to the First Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing,” above.
Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges or credits include depreciation, deferred income tax expense, amortizations of certain regulatory assets and liabilities, and accrued unbilled revenue. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ New York electric and gas rate plans. For Con Edison, net income for the three months ended March 31, 2021 also included a non-cash loss recognized with respect to a partial goodwill impairment of Con Edison Transmission’s investment in Stagecoach. See “Investments” in Note A to the First Quarter Financial Statements.

Net cash flows from operating activities for the three months ended March 31, 2021 for Con Edison and CECONY were $123 million and $120 million lower, respectively, than in the 2020 period. The changes in net cash flows for Con Edison and CECONY primarily reflect higher accounts receivable balances from customers ($194 million and $191 million, respectively) (see “COVID-19 Regulatory Matters” in Note B to the First Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above), offset in part by a change in pension and retiree benefit obligations ($69 million and $69 million, respectively).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers and recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $128 million and $116 million higher, respectively, for the three months ended March 31, 2021 compared with the 2020 period. The change for Con Edison primarily reflects an increase in utility construction expenditures at CECONY ($99 million) and O&R ($2 million), higher cost of removal less salvage ($18 million) and higher non-utility construction expenditures at the Clean Energy Businesses ($11 million).

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $1,385 million and $1,171 million lower, respectively, in the three months ended March 31, 2021 compared with the 2020 period.

In February 2021, a subsidiary of the Clean Energy Businesses borrowed $250 million at a variable rate, due 2028, secured by equity interests in four of the company’s solar electric production projects, the interest rate for which was swapped to a fixed rate of 3.39 percent. See Note C to the First Quarter Financial Statements.
In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement with a tax equity investor for the financing of a portfolio of three of the Clean Energy Businesses’ solar electric production projects (CED Nevada Virginia). Under the financing, the tax equity investor acquired a noncontrolling interest in the portfolio and will receive a percentage of earnings, tax attributes and cash flows. The tax equity investor’s funding obligation is subject to certain conditions precedent and a maximum funding obligation of $270 million. As of March 31, 2021, $39 million has been funded, with remaining amounts to be funded upon the satisfaction of the remaining conditions precedent, including the projects reaching commercial operation, which is expected to occur later this year. The Clean Energy Businesses will continue to consolidate this entity and will report the noncontrolling tax equity investor’s interest in the tax equity arrangement. See Notes C and P to the First Quarter Financial Statements.
In March 2021, a subsidiary of the Clean Energy Businesses agreed to issue $229 million aggregate principal amount of 3.77 percent senior notes, due 2046, that will be secured by equity interests in CED Nevada Virginia. The senior notes will be issued when each project reaches commercial operation, the proceeds of which will repay a portion of the borrowings outstanding under a construction loan facility. See Notes C and D to the First Quarter Financial Statements.

During the first quarter of 2021, Con Edison optionally prepaid the remaining $675 million outstanding under a February 2019 term loan prior to its maturity in June 2021. See Note C to the First Quarter Financial Statements.

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

Con Edison’s cash flows from financing for the three months ended March 31, 2021 and 2020 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $28 million and $26 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at March 31, 2021 and 2020 and the average daily balances for the three months ended March 31, 2021 and 2020 for Con Edison and CECONY were as follows:

	2021		2020
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31,	Daily average	Outstanding at March 31,	Daily average
Con Edison	$1,581	$1,547	$1,208	$1,428
CECONY	$1,427	$1,492	$597	$906
Weighted average yield	0.2%	0.2%	3.5%	2.1%

Capital Requirements and Resources
Con Edison has increased its estimates for capital requirements for 2021, 2022 and 2023 from $5,985 million to $6,015 million, $4,380 million to $4,644 million and $5,137 million to $5,385 million, respectively. The increase reflects additional investments for the Reliable Clean City (RCC) projects approved by the NYSPSC in April 2021. See “CECONY” – “Electric” – “Electric Supply,” above. The company plans to meet its capital requirements for 2021 through 2023, through internally-generated funds and the issuance of long-term debt and common equity. The company's plans include the issuance of between $1,900 million and $2,600 million of long-term debt, including for maturing securities, primarily at the Utilities, in 2021 and approximately $1,400 million in aggregate of long-term debt at the Utilities during 2022 and 2023. The planned debt issuance is in addition to the issuance of long-term debt secured by the Clean Energy Businesses’ renewable electric production projects. The company's plans also include the issuance of up to $800 million of common equity in 2021 and approximately $700 million in aggregate of common equity during 2022 and 2023, in addition to equity under its dividend reinvestment, employee stock purchase and long-term incentive plans.

Capital Resources
For each of the Companies, the common equity ratio at March 31, 2021 and December 31, 2020 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2021	December 31, 2020
Con Edison	48.3	48.3
CECONY	48.5	47.9

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at March 31, 2021 and December 31, 2020 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
ASSETS
Current assets	$3,936	$4,407	$273	$277	$430	$485	$27	$42	$(79)	$90	$4,587	$5,301
Investments	550	541	26	26	—	—	1,085	1,256	(7)	(7)	1,654	1,816
Net plant	39,966	39,554	2,486	2,469	4,600	4,515	17	17	—	—	47,069	46,555
Other noncurrent assets	6,265	6,465	457	475	1,830	1,848	33	33	404	402	8,989	9,223
Total Assets	$50,717	$50,967	$3,242	$3,247	$6,860	$6,848	$1,162	$1,348	$318	$485	$62,299	$62,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,788	$5,247	$314	$356	$1,478	$1,330	$91	$111	$(112)	$310	$6,559	$7,354
Noncurrent liabilities	14,586	14,722	1,180	1,191	157	211	(15)	28	(64)	(58)	15,844	16,094
Long-term debt	16,151	16,149	893	893	2,630	2,776	500	500	440	64	20,614	20,382
Equity	15,192	14,849	855	807	2,595	2,531	586	709	54	169	19,282	19,065
Total Liabilities and Equity	$50,717	$50,967	$3,242	$3,247	$6,860	$6,848	$1,162	$1,348	$318	$485	$62,299	$62,895
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at March 31, 2021 were $471 million lower than at December 31, 2020. The change in current assets primarily reflects a decrease in cash and temporary cash investments ($1,037 million) and a decrease in accrued unbilled revenue ($162 million), offset in part by an increase in accounts receivables, less allowance for uncollectible accounts ($236 million). See “COVID-19 Regulatory Matters” in Note B to the First Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above. The change in current assets also reflects an increase in prepayments due primarily to the January 2021 payment of New York City semi-annual property taxes, offset, in part, by three months of amortization, while the December 2020 balance reflects the full amortization of the previous semi-annual payment made in July 2020 ($496 million).

Net plant at March 31, 2021 was $412 million higher than at December 31, 2020. The change in net plant primarily reflects an increase in electric ($405 million), gas ($241 million), steam ($37 million) and general ($59 million) plant balances, offset in part by an increase in accumulated depreciation ($217 million) and a decrease in construction work in progress ($113 million).

Other noncurrent assets at March 31, 2021 were $200 million lower than at December 31, 2020. The change in other noncurrent assets primarily reflects a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2020, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($274 million). See Notes B, E and F to the First Quarter Financial Statements. The change in the regulatory asset also reflects the year's amortization of accounting costs. This decrease is offset in part by an increase in the regulatory assets for deferred pension and other postretirement benefits ($46 million), deferred storm costs ($36 million) and deferrals for increased costs related to the COVID-19 pandemic ($26 million). See “Other Regulatory Matters” in Note B and Note G to the First Quarter Financial Statements.

Current liabilities at March 31, 2021 were $459 million lower than at December 31, 2020. The change in current liabilities primarily reflects decreases in notes payable ($233 million), accounts payable ($201 million) and in a regulatory liability for system benefit charges ($88 million), offset in part by an increase in accrued interest ($90 million).

Noncurrent liabilities at March 31, 2021 were $136 million lower than at December 31, 2020. The change in noncurrent liabilities primarily reflects a decrease in the liability for pension and retiree benefits ($162 million) that primarily reflects the final actuarial valuation, as measured at December 31, 2020, of the plans in accordance with the accounting rules for retirement benefits. See Notes E and F to the First Quarter Financial Statements. The change also reflects a decrease in the net unbilled revenue deferrals ($109 million) and in the regulatory liability for future income tax ($53 million). These decreases are offset in part by a change in deferred income taxes and unamortized investment tax credits ($179 million) that primarily reflects accelerated tax depreciation, repair deductions and the prepayment of New York City property taxes. See Note J to the First Quarter Financial Statements.

Equity at March 31, 2021 was $343 million higher than at December 31, 2020. The change in equity primarily reflects net income for the three months ended March 31, 2021 ($465 million) and capital contributions from parent ($125 million) in 2021, offset in part by common stock dividends to parent ($247 million) in 2021.

O&R
Net plant at March 31, 2021 was $17 million higher than at December 31, 2020. The change in net plant primarily reflects an increase in electric ($44 million), general ($15 million) and gas plant ($13 million) balances, offset in part by a decrease in construction work in progress ($38 million) and an increase in accumulated depreciation ($17 million).

Current liabilities at March 31, 2021 were $42 million lower than at December 31, 2020. The change in current liabilities primarily reflects lower accounts payable ($42 million).

Noncurrent liabilities at March 31, 2021 were $11 million lower than at December 31, 2020. The change in noncurrent liabilities primarily reflects a decrease in the liability for pension and retiree benefits ($21 million), offset in part by increases in deferred income taxes and unamortized investment tax credits ($9 million), primarily due to accelerated tax depreciation and repair deductions.

Equity at March 31, 2021 was $48 million higher than at December 31, 2020. The change in equity primarily reflects net income for the three months ended March 31, 2021 ($27 million), capital contributions from parent ($30 million) in 2021 and an increase in other comprehensive income ($4 million), offset by common stock dividends to parent ($12 million) in 2021.

Clean Energy Businesses
Current assets at March 31, 2021 were $55 million lower than at December 31, 2020. The change in current assets primarily reflects a decrease in restricted cash.

Net plant at March 31, 2021 was $85 million higher than at December 31, 2020. The change in net plant primarily reflects additional capital expenditures.

Other noncurrent assets at March 31, 2021 were $18 million lower than at December 31, 2020. The change in other noncurrent assets primarily reflects the amortization of the power purchase agreement intangible assets.

Current liabilities at March 31, 2021 were $148 million higher than at December 31, 2020. The change in current liabilities primarily reflects new borrowing offset by decrease in receivable from associate companies. See Note C to the First Quarter Financial Statements.

Noncurrent liabilities at March 31, 2021 were $54 million lower than at December 31, 2020. The change in noncurrent liabilities primarily reflects the change in the fair value of derivative liabilities, offset in part by the change in deferred taxes.

Long-term debt at March 31, 2021 was $146 million lower than at December 31, 2020. The change in long-term debt primarily reflects the repayment of an intercompany loan from the parent company ($375 million), offset in part by a debt issuance ($250 million). See Note C to the First Quarter Financial Statements.

Equity at March 31, 2021 was $64 million higher than at December 31, 2020. The change in equity primarily reflects an increase in net income for the three months ended March 31, 2021 ($49 million) and a noncontrolling tax equity interest ($33 million) (see Note P to the First Quarter Financial Statements), offset in part by common stock dividends to parent ($16 million) in 2021.

Con Edison Transmission
Current assets at March 31, 2021 were $15 million lower than at December 31, 2020. The change in current assets primarily reflects a reduction in receivables due to receipt of a $19 million payment from Crestwood Pipeline and Storage Northeast LLC (Crestwood), the joint venture partner in Stagecoach, the proceeds of which were used to repay short-term borrowings under an intercompany capital funding facility. The agreement between Crestwood and Con Edison Gas Pipeline and Storage, LLC (CET Gas) provides for payments from Crestwood to CET Gas for shortfalls in meeting certain earnings growth performance targets. The payment is expected to total $57 million ($19 million of which was paid in the first quarter 2021 and was recorded as a receivable by CET Gas in March 2020, with an additional $19 million plus interest due in each of January 2022 and January 2023). See "Con Edison Transmission" below.

Investments at March 31, 2021 were $171 million lower than at December 31, 2020. The decrease in investments primarily reflects the goodwill impairment loss related to Con Edison Transmission's investment in Stagecoach ($172 million), less partnership distribution net of investment income from Stagecoach ($6 million), offset in part by additional investment income in and income from NY Transco ($8 million), respectively. See "Investments" in Note A to the First Quarter Financial Statements.

Current liabilities at March 31, 2021 were $20 million lower than at December 31, 2020. The change in current liabilities primarily reflects a reduction in short-term borrowings under an intercompany capital funding facility due primarily to receipt of the $19 million from Crestwood and cash distributions from Stagecoach ($14 million), offset in part by cash contribution to NY Transco ($5 million) and other intercompany payables.

Noncurrent liabilities at March 31, 2021 were $43 million lower than at December 31, 2020. The change in noncurrent liabilities reflects primarily an increase in deferred income taxes and unamortized investment tax credits that reflects primarily timing differences associated with investments in partnerships.

Equity at March 31, 2021 was $123 million lower than at December 31, 2020. The change in equity primarily reflects net loss for the three months ended March 31, 2021 ($122 million).

Off-Balance Sheet Arrangements
At March 31, 2021, none of the Companies’ transactions, agreements or other contractual arrangements met the SEC definition of off-balance sheet arrangements.

Regulatory Matters
For information about the Utilities’ regulatory matters, see Note B to the First Quarter Financial Statements.

Environmental Matters
For information about the Companies’ environmental matters, see Note G to the First Quarter Financial Statements.

Clean Energy Businesses
The following table provides information about the Clean Energy Businesses' renewable electric production projects that are in operation and/or in construction at March 31, 2021:

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual/Expected In-Service Date (b)	State	PPA Counterparty (c)
Utility Scale
Solar
PJM assets	73	(d)	2011/2013	New Jersey/Pennsylvania	Various
New England assets	24	Various	2011/2017	Massachusetts/Rhode Island	Various
California Solar (e)	110	25	2012/2013	California	PG&E
Mesquite Solar 1 (e)	165	20	2013	Arizona	PG&E
Copper Mountain Solar 2 (e)	150	25	2013/2015	Nevada	PG&E
Copper Mountain Solar 3 (e)	255	20	2014/2015	Nevada	SCPPA
California Solar 2 (e)	80	20	2014/2016	California	SCE/PG&E
Texas Solar 4 (e)	40	25	2014	Texas	City of San Antonio
Texas Solar 5 (e)	100	25	2015	Texas	City of San Antonio
Texas Solar 7 (e)	112	25	2016	Texas	City of San Antonio
California Solar 3 (e)	110	20	2016/2017	California	SCE/PG&E
Upton Solar (e)	158	25	2017	Texas	City of Austin
California Solar 4 (e)	240	20	2017/2018	California	SCE
Copper Mountain Solar 1 (e)	58	12	2018	Nevada	PG&E
Copper Mountain Solar 4 (e) (f)	94	20	2018	Nevada	SCE
Mesquite Solar 2 (e) (f)	100	18	2018	Arizona	SCE
Mesquite Solar 3 (e) (f)	150	23	2018	Arizona	WAPA (U.S. Navy)
Great Valley Solar (e) (f)	200	17	2018	California	MCE/SMUD/PG&E/SCE
Crane Solar	150	12	2020	Texas	Vistra
Other	26	Various	Various	Various	Various
Total Solar	2,395
Wind
Broken Bow II (e)	75	25	2014	Nebraska	NPPD
Wind Holdings (e)	180	Various	Various	South Dakota/ Montana	NWE/Basin Electric
Adams Rose Wind (e)	23	7	2016	Minnesota	Dairyland
Coram Wind (e)	102	16	2016	California	PG&E
Other	34	Various	Various	Various	Various
Total Wind	414
Total MW (AC) in Operation	2,809
Total MW (AC) in Construction (f) (g)	431
Total MW (AC) Utility Scale	3,240
Behind the Meter
Total MW (AC) in Operation	62
Total MW (AC) in Construction	4
Total MW Behind the Meter	66
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
(d)Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2025.
(e)Project has been pledged as security for project debt financing.
(f)Projects are financed with tax equity. See Note P to the First Quarter Financial Statements.
(g)Projects in construction are being financed under a variable-rate construction loan facility that matures no later than November 2021. See Note D to the First Quarter Financial Statements.

Renewable Electric Generation
Renewable electric production volumes from utility scale assets for the three months ended March 31, 2021 compared with the 2020 period were:

	Millions of kWh
	For the Three Months Ended
Description	March 31, 2021	March 31, 2020	Variation	Percent Variation
Renewable electric production projects
Solar	1,211	1,154	57	4.9%
Wind	342	351	(9)	(2.6)%
Total	1,553	1,505	48	3.2%

Con Edison Transmission
CET Gas
In May 2021, the operator of the Mountain Valley Pipeline, which is being constructed by a joint venture in which CET Gas owns an 11.2 percent interest (that is expected to be reduced to 8.5 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture) indicated that, subject to receipt of certain authorizations and resolution of certain challenges, it is now targeting an in-service date for the project of summer 2022 at an overall project cost of approximately $6,200 million excluding allowance for funds used during construction. For the year ended December 31, 2020, CET Gas recorded a pre-tax impairment loss of $320 million ($223 million after-tax) that reduced the carrying value of its investment in Mountain Valley Pipeline LLC from $662 million to $342 million. At March 31, 2021, CET Gas’ cash contributions to the joint venture amounted to $530 million.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses use interest rate swaps to exchange variable-rate project financed debt for a fixed interest rate. See Note N to the First Quarter Financial Statements. Con Edison and CECONY estimate that at March 31, 2021, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million and an immaterial amount, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable-rate tax-exempt debt, are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note N to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2021, a 10 percent decline in market prices would result in a decline in fair value of $80 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $73 million is for CECONY and $7 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	March 31, 2021	December 31, 2020
(Millions of Dollars)
Average for the period	$—	$—
High	1	—
Low	—	—

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. Con Edison's investment risk also relates to the investments of Con Edison Transmission that are accounted for under the equity method. See "Investments" in Note A to the First Quarter Financial Statements.

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At March 31, 2021, the pension plan investments consisted of 51 percent equity securities, 38 percent debt securities and 11 percent real estate.

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

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits
Con Edison

Exhibit 3.1	By-laws of Consolidated Edison, Inc., effective as of February 18, 2021 (Incorporated by reference to Exhibit 3 to Con Edison’s Current Report on Form 8-K, dated February 18, 2021 (File No. 1-14514).
Exhibit 10.1
Credit Agreement, dated as of April 28, 2021, among Con Edison, the lenders party thereto, TD Securities (USA) LLC and Toronto Dominion (Texas) LLC, as Administrative Agent. (Incorporated by reference to Exhibit 10 to Con Edison’s Current Report on Form 8-K dated April 28, 2021 (File No. 1-14514).

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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: May 6, 2021	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer