Form 10-Q
period 2021-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2021-08-05
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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

As of July 31, 2021, Con Edison had outstanding 353,381,808 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars/Except Share Data)	2021	2020	2021	2020
OPERATING REVENUES
Electric	$2,115	$1,983	$4,228	$3,890
Gas	490	453	1,566	1,384
Steam	74	84	338	334
Non-utility	292	199	516	345
TOTAL OPERATING REVENUES	2,971	2,719	6,648	5,953
OPERATING EXPENSES
Purchased power	463	380	900	688
Fuel	29	23	122	101
Gas purchased for resale	83	77	379	309
Other operations and maintenance	804	680	1,593	1,380
Depreciation and amortization	502	476	1,000	946
Taxes, other than income taxes	672	604	1,375	1,242
TOTAL OPERATING EXPENSES	2,553	2,240	5,369	4,666
OPERATING INCOME	418	479	1,279	1,287
OTHER INCOME (DEDUCTIONS)
Investment income (loss)	(24)	25	(185)	51
Other income	7	4	14	6
Allowance for equity funds used during construction	5	5	10	10
Other deductions	(38)	(55)	(76)	(126)
TOTAL OTHER INCOME (DEDUCTIONS)	(50)	(21)	(237)	(59)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	368	458	1,042	1,228
INTEREST EXPENSE
Interest on long-term debt	230	234	458	459
Other interest	35	15	(14)	117
Allowance for borrowed funds used during construction	(4)	(2)	(8)	(6)
NET INTEREST EXPENSE	261	247	436	570
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	107	211	606	658
INCOME TAX EXPENSE (BENEFIT)	(11)	9	68	64
NET INCOME	118	202	538	594
Income (loss) attributable to non-controlling interest	(47)	12	(46)	29
NET INCOME FOR COMMON STOCK	$165	$190	$584	$565
Net income per common share—basic	$0.48	$0.57	$1.70	$1.69
Net income per common share—diluted	$0.48	$0.57	$1.70	$1.69
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	345.4	334.1	344.0	333.8
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	346.2	335.0	344.8	334.7
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2021	2020	2021	2020
NET INCOME	$118	$202	$538	$594
LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	47	(12)	46	(29)
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	2	—	6	5
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	2	—	6	5
COMPREHENSIVE INCOME	$167	$190	$590	$570
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2021	2020
OPERATING ACTIVITIES
Net income	$538	$594
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,000	946
Investment loss/impairment	211	—
Deferred income taxes	30	61
Rate case amortization and accruals	(11)	(20)
Common equity component of allowance for funds used during construction	(10)	(10)
Net derivative losses/(gains)	(39)	89
Unbilled revenue and net unbilled revenue deferrals	(64)	3
Other non-cash items, net	259	102
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(135)	(113)
Materials and supplies, including fuel oil and gas in storage	(5)	16
Revenue decoupling mechanism receivable	(62)	(80)
Other receivables and other current assets	33	(10)
Taxes receivable	14	(1)
Prepayments	16	(31)
Accounts payable	(145)	(168)
Pensions and retiree benefits obligations	169	100
Pensions and retiree benefits contributions	(81)	(79)
Accrued taxes	(29)	(23)
Accrued interest	4	(1)
Superfund and environmental remediation costs	(7)	(3)
Distributions from equity investments	18	20
System benefit charge	(22)	(46)
Deferred charges, noncurrent assets and other regulatory assets	(322)	(110)
Deferred credits and other regulatory liabilities	126	(19)
Other current and noncurrent liabilities	(93)	(37)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,393	1,180
INVESTING ACTIVITIES
Utility construction expenditures	(1,781)	(1,528)
Cost of removal less salvage	(166)	(141)
Non-utility construction expenditures	(230)	(258)
Investments in electric and gas transmission projects	(16)	(15)
Divestiture of renewable electric projects, net	183	—
Other investing activities	10	10
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,000)	(1,932)
FINANCING ACTIVITIES
Net issuance of short-term debt	86	121
Issuance of long-term debt	1,788	1,600
Retirement of long-term debt	(1,882)	(442)
Debt issuance costs	(26)	(24)
Common stock dividends	(507)	(487)
Issuance of common shares - public offering	775	88
Issuance of common shares for stock plans	30	28
Distribution to noncontrolling interest	(7)	(4)
Sale of equity interest	92	—
NET CASH FLOWS FROM FINANCING ACTIVITIES	349	880
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(258)	128
BALANCE AT BEGINNING OF PERIOD	1,436	1,217
BALANCE AT END OF PERIOD	$1,178	$1,345
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$453	$420
Income taxes	$(13)	$22
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$365	$359
Issuance of common shares for dividend reinvestment	$24	$24
Software licenses acquired but unpaid as of end of period	$24	$51
Equipment acquired but unpaid as of end of period	$22	$28

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,067	$1,272
Accounts receivable – customers, less allowance for uncollectible accounts of $275 and $148 in 2021 and 2020, respectively	1,709	1,701
Other receivables, less allowance for uncollectible accounts of $7 in 2021 and 2020	247	278
Taxes receivable	12	26
Accrued unbilled revenue	640	599
Fuel oil, gas in storage, materials and supplies, at average cost	360	356
Prepayments	255	271
Regulatory assets	184	266
Restricted cash	111	164
Revenue decoupling mechanism receivable	199	137
Other current assets	326	231
TOTAL CURRENT ASSETS	5,110	5,301
INVESTMENTS	1,688	1,816
UTILITY PLANT, AT ORIGINAL COST
Electric	34,126	33,315
Gas	11,408	10,847
Steam	2,741	2,696
General	4,018	3,880
TOTAL	52,293	50,738
Less: Accumulated depreciation	11,690	11,188
Net	40,603	39,550
Construction work in progress	2,350	2,474
NET UTILITY PLANT	42,953	42,024
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $555 and $522 in 2021 and 2020, respectively	3,904	3,893
Construction work in progress	482	638
NET PLANT	47,339	46,555
OTHER NONCURRENT ASSETS
Goodwill	446	446
Intangible assets, less accumulated amortization of $249 and $228 in 2021 and 2020, respectively	1,340	1,460
Regulatory assets	5,889	6,195
Operating lease right-of-use asset	818	837
Other deferred charges and noncurrent assets	289	285
TOTAL OTHER NONCURRENT ASSETS	8,782	9,223
TOTAL ASSETS	$62,919	$62,895
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$444	$1,967
Term loan	903	165
Notes payable	1,052	1,705
Accounts payable	1,217	1,475
Customer deposits	287	311
Accrued taxes	121	150
Accrued interest	151	149
Accrued wages	110	108
Fair value of derivative liabilities	179	238
Regulatory liabilities	180	36
System benefit charge	435	528
Operating lease liabilities	109	96
Other current liabilities	369	426
TOTAL CURRENT LIABILITIES	5,557	7,354
NONCURRENT LIABILITIES
Provision for injuries and damages	170	178
Pensions and retiree benefits	1,925	2,257
Superfund and other environmental costs	847	857
Asset retirement obligations	589	576
Fair value of derivative liabilities	125	240
Deferred income taxes and unamortized investment tax credits	6,634	6,475
Operating lease liabilities	750	764
Regulatory liabilities	4,378	4,513
Other deferred credits and noncurrent liabilities	225	234
TOTAL NONCURRENT LIABILITIES	15,643	16,094
LONG-TERM DEBT	21,666	20,382
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
EQUITY
Common shareholders’ equity	19,743	18,847
Noncontrolling interest	310	218
TOTAL EQUITY (See Statement of Equity)	20,053	19,065
TOTAL LIABILITIES AND EQUITY	$62,919	$62,895
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	333	$35	$8,054	$11,100	23	$(1,038)	$(110)	$(19)	$191	$18,213
Net income				375					17	392
Common stock dividends ($0.76 per share)				(255)						(255)
Issuance of common shares - public offering	1		88							88
Issuance of common shares for stock plans			26							26
Other comprehensive income								5		5
Distributions to noncontrolling interests									(2)	(2)
BALANCE AS OF MARCH 31, 2020	334	$35	$8,168	$11,220	23	$(1,038)	$(110)	$(14)	$206	$18,467
Net income				190					12	202
Common stock dividends ($0.76 per share)				(256)						(256)
Issuance of common shares for stock plans			30							30
Distributions to noncontrolling interest									(2)	(2)
BALANCE AS OF JUNE 30, 2020	334	$35	$8,198	$11,154	23	$(1,038)	$(110)	$(14)	$216	$18,441

BALANCE AS OF DECEMBER 31, 2020	342	$36	$8,808	$11,178	23	$(1,038)	$(112)	$(25)	$218	$19,065
Net income				419					1	420
Common stock dividends ($0.775 per share)				(265)						(265)
Issuance of common shares for stock plans			28							28
Other comprehensive income								4		4
Distributions to noncontrolling interests									(3)	(3)
Net proceeds from sale of equity interest									33	33
BALANCE AS OF MARCH 31, 2021	342	$36	$8,836	$11,332	23	$(1,038)	$(112)	$(21)	$249	$19,282
Net income (loss)				165					(47)	118
Common stock dividends ($0.775 per share)				(266)						(266)
Issuance of common shares - public offering	11	1	785				(11)			775
Issuance of common shares for stock plans			34							34
Other comprehensive income								2		2
Distributions to noncontrolling interests									(4)	(4)
Net proceeds from sale of equity interest									112	112
BALANCE AS OF JUNE 30, 2021	353	$37	$9,655	$11,231	23	$(1,038)	$(123)	$(19)	$310	$20,053
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2021	2020	2021	2020
OPERATING REVENUES
Electric	$1,963	$1,845	$3,931	$3,616
Gas	449	416	1,423	1,250
Steam	74	84	338	334
TOTAL OPERATING REVENUES	2,486	2,345	5,692	5,200
OPERATING EXPENSES
Purchased power	417	345	813	618
Fuel	29	23	122	101
Gas purchased for resale	63	64	296	260
Other operations and maintenance	590	549	1,198	1,117
Depreciation and amortization	423	396	838	786
Taxes, other than income taxes	643	579	1,317	1,186
TOTAL OPERATING EXPENSES	2,165	1,956	4,584	4,068
OPERATING INCOME	321	389	1,108	1,132
OTHER INCOME (DEDUCTIONS)
Investment and other income	5	3	11	5
Allowance for equity funds used during construction	5	4	9	9
Other deductions	(33)	(47)	(66)	(114)
TOTAL OTHER INCOME (DEDUCTIONS)	(23)	(40)	(46)	(100)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	298	349	1,062	1,032
INTEREST EXPENSE
Interest on long-term debt	186	185	370	358
Other interest	4	7	8	19
Allowance for borrowed funds used during construction	(4)	(2)	(7)	(5)
NET INTEREST EXPENSE	186	190	371	372
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	112	159	691	660
INCOME TAX EXPENSE (BENEFIT)	(16)	7	98	102
NET INCOME	$128	$152	$593	$558

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2021	2020	2021	2020
NET INCOME	$128	$152	$593	$558
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	1	—	2
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	1	—	2
COMPREHENSIVE INCOME	$128	$153	$593	$560
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2021	2020
OPERATING ACTIVITIES
Net income	$593	$558
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	838	786
Deferred income taxes	7	47
Rate case amortization and accruals	(11)	(21)
Common equity component of allowance for funds used during construction	(9)	(9)
Unbilled revenue and net unbilled revenue deferrals	(3)	28
Other non-cash items, net	151	46
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(139)	(106)
Materials and supplies, including fuel oil and gas in storage	(8)	16
Revenue decoupling mechanism	(69)	(71)
Other receivables and other current assets	63	17
Accounts receivable from affiliated companies	93	(9)
Prepayments	(18)	(18)
Accounts payable	(147)	(136)
Accounts payable to affiliated companies	(3)	3
Pensions and retiree benefits obligations	162	94
Pensions and retiree benefits contributions	(80)	(78)
Superfund and environmental remediation costs	(12)	(7)
Accrued taxes	(31)	(24)
Accrued interest	1	11
System benefit charge	(20)	(44)
Deferred charges, noncurrent assets and other regulatory assets	(299)	(118)
Deferred credits and other regulatory liabilities	91	55
Other current and noncurrent liabilities	(54)	(45)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,096	975
INVESTING ACTIVITIES
Utility construction expenditures	(1,679)	(1,435)
Cost of removal less salvage	(162)	(139)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,841)	(1,574)
FINANCING ACTIVITIES
Net payment of short-term debt	(660)	(22)
Issuance of long-term debt	1,500	1,600
Retirement of long-term debt	(640)	(350)
Debt issuance costs	(19)	(25)
Capital contribution by parent	976	50
Dividend to parent	(494)	(491)
NET CASH FLOWS FROM FINANCING ACTIVITIES	663	762
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(82)	163
BALANCE AT BEGINNING OF PERIOD	1,067	933
BALANCE AT END OF PERIOD	$985	$1,096
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$359	$341
Income taxes	$(3)	$62
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$314	$271
Software licenses acquired but unpaid as of end of period	$22	$48
Equipment acquired but unpaid as of end of period	$22	$28
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$985	$1,067
Accounts receivable – customers, less allowance for uncollectible accounts of $262 and $138 in 2021 and 2020, respectively	1,610	1,595
Other receivables, less allowance for uncollectible accounts of $4 in 2021 and 2020	98	134
Taxes receivable	8	8
Accrued unbilled revenue	503	523
Accounts receivable from affiliated companies	41	134
Fuel oil, gas in storage, materials and supplies, at average cost	299	291
Prepayments	177	159
Regulatory assets	167	244
Revenue decoupling mechanism receivable	198	129
Other current assets	207	123
TOTAL CURRENT ASSETS	4,293	4,407
INVESTMENTS	594	541
UTILITY PLANT, AT ORIGINAL COST
Electric	32,071	31,327
Gas	10,459	9,921
Steam	2,741	2,696
General	3,706	3,585
TOTAL	48,977	47,529
Less: Accumulated depreciation	10,763	10,297
Net	38,214	37,232
Construction work in progress	2,218	2,320
NET UTILITY PLANT	40,432	39,552
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2021 and 2020	2	2
NET PLANT	40,434	39,554
OTHER NONCURRENT ASSETS
Regulatory assets	5,472	5,745
Operating lease right-of-use asset	559	578
Other deferred charges and noncurrent assets	163	142
TOTAL OTHER NONCURRENT ASSETS	6,194	6,465
TOTAL ASSETS	$51,515	$50,967
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$—	$640
Notes payable	1,000	1,660
Accounts payable	982	1,232
Accounts payable to affiliated companies	19	22
Customer deposits	274	296
Accrued taxes	101	132
Accrued taxes to affiliated companies	1	1
Accrued interest	127	126
Accrued wages	100	97
Fair value of derivative liabilities	129	163
Regulatory liabilities	148	11
System benefit charge	384	475
Operating lease liabilities	82	73
Other current liabilities	297	319
TOTAL CURRENT LIABILITIES	3,644	5,247
NONCURRENT LIABILITIES
Provision for injuries and damages	164	172
Pensions and retiree benefits	1,634	1,943
Superfund and other environmental costs	770	780
Asset retirement obligations	525	508
Fair value of derivative liabilities	54	105
Deferred income taxes and unamortized investment tax credits	6,548	6,411
Operating lease liabilities	507	512
Regulatory liabilities	3,949	4,094
Other deferred credits and noncurrent liabilities	161	197
TOTAL NONCURRENT LIABILITIES	14,312	14,722
LONG-TERM DEBT	17,635	16,149
COMMITMENTS AND CONTINGENCIES (Note B, Note G and Note H)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	15,924	14,849
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$51,515	$50,967
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	235	$589	$5,669	$8,919	$(962)	$(62)	$(6)	$14,147
Net income				406				406
Common stock dividend to parent				(246)				(246)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2020	235	$589	$5,694	$9,079	$(962)	$(62)	$(5)	$14,333
Net income				152				152
Common stock dividend to parent				(246)				(246)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2020	235	$589	$5,719	$8,985	$(962)	$(62)	$(4)	$14,265

BALANCE AS OF DECEMBER 31, 2020	235	$589	$6,169	$9,122	$(962)	$(62)	$(7)	$14,849
Net income				465				465
Common stock dividend to parent				(247)				(247)
Capital contribution by parent			125					125
BALANCE AS OF MARCH 31, 2021	235	$589	$6,294	$9,340	$(962)	$(62)	$(7)	$15,192
Net income				128				128
Common stock dividend to parent				(247)				(247)
Capital contribution by parent			851					851
BALANCE AS OF JUNE 30, 2021	235	$589	$7,145	$9,221	$(962)	$(62)	$(7)	$15,924
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2020 and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Clean Energy Businesses, Inc., through its subsidiaries, develops, owns and operates renewable and sustainable energy infrastructure projects and provides energy-related products and services to wholesale and retail customers. Con Edison Transmission, Inc. invests in and seeks to develop electric transmission projects through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and manages, through joint ventures, investments in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas). See “Investments” in Note A and Note R.

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

Investments
Con Edison's investments consist primarily of the investments of Con Edison Transmission that are accounted for under the equity method and the fair value of the Utilities' supplemental retirement income plan and deferred income plan assets.

Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)
In May 2021, a subsidiary of Con Edison Gas Pipeline and Storage, LLC (CET Gas) entered into a purchase and sale agreement pursuant to which the subsidiary and its joint venture partner agreed to sell their combined interests in Stagecoach Gas Services LLC (Stagecoach) for a total of $1,225 million, of which $612.5 million will be CET Gas' portion for its 50 percent interest, subject to closing adjustments. The purchase and sale agreement contemplates a two-stage closing, the first of which was completed in July 2021 for a sale price of $1,195 million, of which $614 million, including working capital, was attributed to CET Gas. The second closing for the remaining $30 million, of which $15 million will be attributed to CET Gas, subject to closing adjustments, is to occur following approval by the New York State Public Service Commission, which is expected during the first quarter of 2022, subject to customary closing conditions.

As a result of information made available to Stagecoach as part of the sale process, Stagecoach performed impairment tests that resulted in Stagecoach recording impairment charges of $71 million and $414 million for the three and six months ended June 30, 2021, respectively. Accordingly, Con Edison recorded pre-tax impairment losses on its 50 percent interest in Stagecoach of $39 million ($27 million after-tax) and $211 million ($147 million after-tax), including working capital and transaction cost adjustments, within "Investment income/(loss)" on Con Edison's consolidated income statements for the three and six months ended June 30, 2021, respectively. These charges reduced the carrying value of Con Edison’s investment in Stagecoach to $630 million at June 30, 2021.

Stagecoach’s impairment charges and information obtained from the sales process constituted triggering events for Con Edison's investment in Stagecoach as of March 31, 2021 and June 30, 2021. Con Edison evaluated the carrying value of its investment in Stagecoach for other-than-temporary declines in value using income and market-based approaches. Con Edison determined that the carrying value of its investment in Stagecoach of $667 million and $630 million as of March 31, 2021 and June 30, 2021, respectively, was not impaired. The carrying value of $630 million at June 30, 2021 approximates the final sales price received in July 2021 and the remaining amount expected to be received, including closing adjustments.

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

For the three and six months ended June 30, 2021 and 2020, basic and diluted EPS for Con Edison were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2021	2020	2021	2020
Net income for common stock	$165	$190	$584	$565
Weighted average common shares outstanding – basic	345.4	334.1	344.0	333.8
Add: Incremental shares attributable to effect of potentially dilutive securities	0.8	0.9	0.8	0.9
Adjusted weighted average common shares outstanding – diluted	346.2	335.0	344.8	334.7
Net Income per common share – basic	$0.48	$0.57	$1.70	$1.69
Net Income per common share – diluted	$0.48	$0.57	$1.70	$1.69

The computation of diluted EPS for the three and six months ended June 30, 2021 and 2020 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and six months ended June 30, 2021 and 2020, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Beginning balance, accumulated OCI, net of taxes (a)	$(21)	$(14)	$(7)	$(5)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2021 and 2020 (a)(b)	2	—	—	1
Current period OCI, net of taxes	2	—	—	1
Ending balance, accumulated OCI, net of taxes (a)	$(19)	$(14)	$(7)	$(4)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Beginning balance, accumulated OCI, net of taxes (a)	$(25)	$(19)	$(7)	$(6)
OCI before reclassifications, net of tax of $(1) for Con Edison in 2021 and 2020	2	4	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2021 and 2020 (a)(b)	4	1	—	2
Current period OCI, net of taxes	6	5	—	2
Ending balance, accumulated OCI, net of taxes (a)	$(19)	$(14)	$(7)	$(4)
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

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At June 30, 2021 and 2020, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At June 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Cash and temporary cash investments	$1,067	$1,144	$985	$1,096
Restricted cash (a)	111	201	—	—
Total cash, temporary cash investments and restricted cash	$1,178	$1,345	$985	$1,096
(a)Restricted cash included cash of the Clean Energy Businesses' renewable electric production project subsidiaries ($111 million and $192 million at June 30, 2021 and 2020, respectively) that, under the related project debt agreements, either is restricted until the various maturity dates of the project debt to being used for normal operating expenses and capital expenditures, debt service, and required reserves or was restricted as a result of the PG&E bankruptcy. During the pendency of the PG&E bankruptcy, cash was not distributed from the related projects to the Clean Energy Businesses. In July 2020, PG&E’s plan of reorganization became effective. In July 2020, the Clean Energy Businesses received previously restricted distributions and have resumed receiving distributions for all projects. At June 30, 2020, restricted cash included cash deposits held by the Clean Energy Businesses’ battery storage business ($9 million).

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

Rockland Electric Company (RECO)
In May 2021, RECO filed a request with the New Jersey Board of Public Utilities for an electric rate increase of $16.9 million, effective February 2022. The filing reflected a return on common equity of 10.00 percent and a common equity ratio of 49.25 percent. RECO also seeks an increase in its annual storm allowance of $1 million, recovery of deferred costs associated with Tropical Storm Isaias, and the collection of various deferred COVID-19 related costs. In July 2021, RECO filed an update to the request it filed in May 2021. The company decreased its requested February 2022 rate increase to $16.1 million and reduced the common equity ratio to 48.51 percent. The updated filing continues to reflect a return on common equity of 10.00 percent.

COVID-19 Regulatory Matters
Governors, public utility commissions and other regulatory agencies in the states in which the Utilities operate have issued orders related to the COVID-19 pandemic that impact the Utilities as described below.

New York State Regulation
In March 2020, New York State Governor Cuomo declared a State Disaster Emergency for the State of New York due to the COVID-19 pandemic and signed the "New York State on PAUSE" executive order that temporarily closed all non-essential businesses statewide. The Governor has since lifted these closures over time and ended the emergency declaration in June 2021. As a result of the emergency declaration, and due to economic conditions, the NYSPSC and the Utilities have worked to mitigate the potential impact of the COVID-19 pandemic on the Utilities, their customers and other stakeholders.

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In June 2020, the state of New York enacted a law prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers, and starting in May 2021 small business customers, during the COVID-19 state of emergency, which ended in June 2021. In addition, such prohibitions will apply for an additional 180 days after the state of emergency ends (December 21, 2021) for residential and small business customers who have experienced a change in financial circumstances due to the COVID-19 pandemic. For the three and six months ended June 30, 2021, late payment charges and fees that were not billed were approximately $18 million and $35 million lower than the amounts that were approved to be collected pursuant to CECONY's rate plans, respectively, and $1 million and $2 million lower than the amounts that were approved to be collected pursuant to O&R's rate plans, respectively (see Note K). In April 2021, CECONY filed a petition with the NYSPSC to timely establish a surcharge recovery mechanism to collect $52 million of late payment charges and fees, offset for related savings, for the year ended December 31, 2020 to begin in September 2021 and end in December 2022. The petition also requested a surcharge recovery or surcredit mechanism for any fee deferrals for 2021 and 2022 starting in January of the subsequent year over a twelve-month period, respectively. Public comments in response to the petition are due in August 2021.

The Utilities’ New York rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. The total reserve increases to the allowance for uncollectible accounts from January 1, 2020 through June 30, 2021 reflecting the impact of the COVID-19 pandemic for CECONY electric and gas operations and O&R electric and gas operations were $198 million and $7 million, respectively, and were deferred pursuant to the legislative, regulatory and related actions provisions of the rate plans as a result of the New York State on PAUSE and related executive orders, that have since been lifted, as described above. The Utilities’ New York rate plans also provide for an allowance for write-offs of customer accounts receivable balances. The above amounts deferred pursuant to the legislative, regulatory and related actions provisions were reduced by the amount that the actual write-offs of customer accounts receivable balances were below the allowance reflected in rates which differences were $15 million and $3 million for CECONY and O&R, respectively, from March 1, 2020 through June 30, 2021.

In June 2020, the NYSPSC directed CECONY to implement a summer cooling credit program to help mitigate the cost of staying home and operating air conditioning for health-vulnerable low-income customers due to the limited availability of public cooling facilities as a result of the COVID-19 social distancing measures. The $63.4 million cost of the program is being recovered over a five-year period that began January 2021.

In June 2020, the NYSPSC established a generic proceeding on the impacts of the COVID-19 pandemic and sought comment on a variety of COVID-19 related issues. In July 2020, the Utilities submitted joint comments with other large utilities in New York State that included a formal request to defer all COVID-19 related costs and for a surcharge mechanism to collect such deferrals based upon the individual utility's need. In January 2021, the New York State Department of Public Service (NYSDPS) provided guidance to New York utilities that no additional mechanisms are required because there are already established mechanisms for utility recovery of unexpected material expenses through rate plan change in legislation, regulation and related actions provisions of their respective rate plans and the filing of individual deferral petitions. The guidance further provided that utilities deferring COVID-19 related costs pursuant to the provisions that allow deferral of costs resulting from a change in legislation, regulation and related actions must comply with the provisions of their rate plans, be able to demonstrate the nexus between the changes in law or regulation and the specific revenue and expense items, and consider any offsetting cost savings due to the pandemic.

As of December 31, 2020, CECONY deferred, for New York City residential customers, $54.9 million of higher summer generation capacity supply costs. CECONY expects to recover such costs from customers by October 2021.

In April 2021, New York State passed a law that creates a program that allows eligible residential renters in New York State who require assistance with rent and utility bills to have up to twelve months of electric and gas utility bill arrears forgiven, provided that such arrears were accrued on or after March 13, 2020. The program will be administered by the State Office of Temporary Disability Assistance in coordination with the NYSDPS. Under the program, CECONY and O&R would qualify for a refundable tax credit for New York State gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are waived and certified by the NYSPSC.
In May 2021, CECONY and O&R, along with other large New York utilities, submitted joint comments to the NYSDPS' February 2021 report on New York State’s Energy Affordability Policy. The report recommends, among other things, that residential and commercial customers’ late payment fees and interest on deferred payment agreements be waived until two years after the expiration of the New York State moratorium on utility terminations (the moratorium will expire on December 21, 2021) and each utility develop an arrears management program to mitigate the financial burdens of the COVID-19 pandemic on New York households and that program costs be shared, perhaps equally, between shareholders and customers. The May 2021 joint comments stated that it is not necessary for the NYSPSC to adopt the report’s COVID-19 related recommendations because New York State already passed laws that address the issues in the report, as described above.

The Utilities’ rate plans have revenue decoupling mechanisms in their New York electric and gas businesses that largely reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC per month and accumulate the deferred balances semi-annually under CECONY's electric rate plan (January through June and July through December, respectively) and annually under CECONY's gas rate plan and O&R's New York electric and gas rate plans (January through December). Differences are accrued with interest each month for CECONY's and O&R's New York electric customers and after the annual deferral period ends for CECONY's and O&R's New York gas customers for refund to, or recovery from customers, as applicable. Generally, the refund to or recovery from customers begins August and February of each year over an ensuing six-month period for CECONY's electric customers and February of each year over an ensuing twelve-month period for CECONY's gas and O&R's New York electric and gas customers.

New Jersey State Regulation
In March 2020, New Jersey Governor Murphy declared a Public Health Emergency and State of Emergency for the State of New Jersey. In June 2021, the Governor ended the emergency declaration. As a result of the emergency declaration, and due to economic conditions, the NJBPU and RECO have worked to mitigate the potential impact of the COVID-19 pandemic on RECO, its customers and other stakeholders. In March 2020, RECO began suspending late payment charges, terminations for non-payment, and no access fees during the COVID-19 pandemic. The suspension of these fees continued through June 30, 2021 and are not material.

In July 2020, the NJBPU authorized RECO and other New Jersey utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to the COVID-19 pandemic beginning on March 9, 2020, and through September 30, 2021. RECO deferred net incremental COVID-19 related costs of $0.9 million through June 30, 2021.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the income tax accounting of certain utilities, including CECONY and O&R. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At June 30, 2021, the Utilities had not accrued a liability related to this matter.

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

In May 2020, the president of the United States issued the "Securing the United States Bulk-Power System" executive order. The executive order declares threats to the bulk-power system by foreign adversaries constitute a national emergency and prohibits the acquisition, importation, transfer or installation of certain bulk-power system electric equipment that is sourced from foreign adversaries. In January 2021, the president of the United States suspended the May 2020 executive order for 90 days. In April 2021, the executive order was reinstated (and expired shortly thereafter) and the Department of Energy (DOE) subsequently issued a request for information to assist the DOE in developing additional orders and/or regulations to secure the United States’ critical electric infrastructure. In July 2021, the president of the United States ordered the Department of Homeland Security to issue preliminary cybersecurity goals for critical infrastructure control systems by September 2021, with final goals to be issued by September 2022. The Companies are unable to predict the impact on them of any additional orders or regulations that may be adopted regarding critical infrastructure.

In July 2021, the NYSPSC approved a settlement agreement among CECONY, O&R and the NYSDPS that fully resolves all issues and allegations that have been raised or could have been raised by the NYSPSC against CECONY and O&R with respect to: (1) the July 2018 rupture of a CECONY steam main located on Fifth Avenue and 21st Street in Manhattan (the “2018 Steam Incident”); (2) the July 2019 electric service interruptions to approximately 72,000 CECONY customers on the west side of Manhattan and to approximately 30,000 CECONY customers primarily in the Flatbush area of Brooklyn (the “2019 Manhattan and Brooklyn Outages”); (3) the August 2020 electric service interruptions to approximately 330,000 CECONY customers and approximately 200,000 O&R customers following Tropical Storm Isaias (the “Tropical Storm Isaias Outages”) and (4) the August 2020 electric service interruptions to approximately 190,000 customers resulting from faults at CECONY’s Rainey substation following Tropical Storm Isaias (the “Rainey Outages”). Pursuant to the settlement agreement, CECONY and O&R agreed to a total settlement amount of $75.1 million and $7.0 million, respectively. CECONY and O&R agreed to forgo recovery from customers of $25 million and $2.5 million, respectively, associated with the return on existing storm hardening assets beginning with the next rate plan for each utility (over a period of 35 years). CECONY and O&R also agreed to incur ongoing operations and maintenance costs of up to $15.8 million and $2.9 million, respectively, for, among other things, costs to maintain a certain level of contractor and vehicle storm emergency support and storm preparation audits. For CECONY, the settlement agreement includes previously incurred or accrued costs of $34.3 million, including negative revenue adjustments of $5 million for the Rainey Outages and $15 million for the 2019 Manhattan and Brooklyn Outages and $14.3 million in costs to reimburse customers for food and medicine spoilage and other previously incurred expenses related to Tropical Storm Isaias and the 2018 Steam Incident. For O&R, the settlement agreement includes previously incurred costs of $1.6 million to reimburse customers for food and medicine spoilage and other expenses related to the Tropical Storm Isaias Outages.

Additional information relating to the 2018 Steam Incident, 2019 Manhattan and Brooklyn Outages and Tropical Storm Isaias Outages follow.

2018 Steam Incident: In July 2018, the NYSPSC commenced an investigation into the rupture of a CECONY steam main located on Fifth Avenue and 21st Street in Manhattan. Debris from the incident included dirt and mud containing asbestos. The response to the incident required the closing of buildings and streets for various periods. As of June 30, 2021, with respect to the incident, the company incurred operating costs of $17 million for property damage, clean-up and other response costs and invested $9 million in capital and retirement costs. During the second quarter of 2020, the company accrued a $3 million liability related to this matter. As described above, in July 2021, CECONY entered into a settlement agreement that fully resolves all issues and allegations with respect to this matter.

2019 Manhattan and Brooklyn Outages: In July 2019, electric service was interrupted to approximately 72,000 CECONY customers on the west side of Manhattan. Also in July 2019, electric service was interrupted to approximately 30,000 CECONY customers primarily in the Flatbush area of Brooklyn. In November 2020, the NYSPSC issued an order in its proceedings investigating these July 2019 power outages ordering CECONY to show cause why the NYSPSC should not commence a review of the prudency of CECONY’s actions and/or omissions prior to, during, and after the July 2019 outages in Manhattan and Brooklyn, and pursue civil or administrative penalties in the amount of up to $24.8 million for CECONY’s alleged failure to comply with certain requirements. The order further indicated that should the NYSPSC confirm some or all of the apparent violations identified in the order or other orders issued by the NYSPSC in the future in connection with this proceeding, and should such confirmed violations be classified as findings of repeated violations of the Public Service Law or rules or regulations adopted pursuant thereto that demonstrate a failure of CECONY to continue to provide safe and adequate service, the NYSPSC would be authorized to commence a proceeding under Public Service Law Section 68(2) to revoke or modify CECONY’s certificate as it relates to its service territory or any portion thereof.

In December 2020, CECONY filed a response to the NYSPSC order demonstrating why the NYSPSC should not commence a penalty or prudence action against CECONY. CECONY stated that the NYSPSC order misapplied Section 25-a of the Public Service Law by ignoring the reasonable compliance standard under the statute and instead, was imposing a strict liability standard. For both outages, CECONY presented evidence that it either had complied or reasonably complied with NYSPSC requirements. With respect to the Manhattan outage, CECONY stated that a prudency proceeding was not justified because CECONY’s actions with respect to the Manhattan outage were reasonable based on the information the company had at the time. With respect to the Brooklyn outage, the company stated that the order failed to allege that improper company actions caused the outage. During 2019, CECONY recorded negative revenue adjustments associated with reliability performance provisions of $15 million in aggregate primarily related to these outages. As described above, in July 2021, CECONY entered into a settlement agreement that fully resolves all issues and allegations with respect to this matter.

Tropical Storm Isaias Outages: In August 2020, Tropical Storm Isaias caused significant damage to the Utilities’ electric distribution systems and interrupted service to approximately 330,000 CECONY electric customers and approximately 200,000 O&R electric customers. As of June 30, 2021, CECONY incurred costs for Tropical Storm Isaias of $174 million (including $84 million of operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan, $63 million of capital expenditures and $27 million (including $7.5 million for food and medicine spoilage claims) of operation and maintenance expenses). As of June 30, 2021, O&R incurred costs for Tropical Storm Isaias of $26.5 million (including $19.2 million of operation and maintenance expenses charged against a storm reserve pursuant to its New York electric rate plan, $5.7 million of capital expenditures and $1.6 million for food and medicine spoilage claims). As of June 30, 2021, RECO incurred costs for Tropical Storm Isaias of $10.8 million (including $7.5 million of operation and maintenance expenses charged against a storm reserve pursuant to its rate plan, $2 million of capital expenditures and $1.3 million for food and medicine spoilage claims). The Utilities’ electric rate plans provide for recovery of operating costs and capital expenditures under different provisions. The Utilities’ incremental operating costs attributable to storms are to be deferred for recovery as a regulatory asset under their electric rate plans, while capital expenditures, up to specified levels, are reflected in rates under their electric rate plans. The provisions of the Utilities’ New York electric rate plans that impose negative revenue adjustments for operating performance provide for exceptions for major storms and catastrophic events beyond the control of the companies, including natural disasters such as hurricanes and floods.

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

In December 2020, CECONY and O&R filed responses to the NYSPSC order demonstrating why the NYSPSC should not commence penalty or prudence actions against them. The Utilities stated that the NYSPSC orders misapplied Section 25-a of the Public Service Law by ignoring the reasonable compliance standard under the statute and instead, was imposing a strict liability standard. CECONY and O&R also presented evidence that the order either misrepresented the applicable requirements or ignored that the Utilities were acting pursuant to practices approved by the NYSPSC. Finally, CECONY and O&R stated that there was no basis to commence a prudence proceeding because the Utilities acted reasonably based on the information available and the circumstances at the time. As described above, in July 2021, CECONY and O&R entered into a settlement agreement that fully resolves all issues and allegations with respect to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at June 30, 2021 and December 31, 2020 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Regulatory assets
Unrecognized pension and other postretirement costs	$2,750	$3,241	$2,607	$3,065
Environmental remediation costs	852	865	783	791
Pension and other postretirement benefits deferrals	395	315	344	272
Revenue taxes	373	356	357	342
Property tax reconciliation	246	241	246	239
COVID-19 pandemic deferrals	239	115	234	113
Deferred storm costs	225	195	112	83
MTA power reliability deferral	164	188	164	188
System peak reduction and energy efficiency programs	88	124	88	124
Deferred derivative losses	75	120	69	111
Municipal infrastructure support costs	52	62	52	62
Brooklyn Queens demand management program	35	36	35	36
Meadowlands heater odorization project	31	32	31	32
Preferred stock redemption	21	21	21	21
Non-wire alternative projects	19	18	19	18
Unamortized loss on reacquired debt	18	21	16	19
Recoverable REV demonstration project costs	18	20	16	18
Gate station upgrade project	16	25	16	25
Other	272	200	262	186
Regulatory assets – noncurrent	5,889	6,195	5,472	5,745
Deferred derivative losses	161	190	152	177
Recoverable energy costs	23	76	15	67
Regulatory assets – current	184	266	167	244
Total Regulatory Assets	$6,073	$6,461	$5,639	$5,989
Regulatory liabilities
Future income tax	$2,093	$2,207	$1,949	$2,062
Allowance for cost of removal less salvage	1,092	1,090	931	932
Net unbilled revenue deferrals	175	198	175	198
TCJA net benefits*	209	295	204	286
Net proceeds from sale of property	120	137	120	137
Pension and other postretirement benefit deferrals	94	85	51	46
System benefit charge carrying charge	68	64	61	57
Energy efficiency portfolio standard unencumbered funds	37	1	38	—
Property tax refunds	35	36	35	35
BQDM and REV Demo reconciliations	26	27	23	25
Sales and use tax refunds	19	16	18	16
Earnings sharing - electric, gas and steam	14	15	10	10
Unrecognized other postretirement costs	12	11	—	—
Settlement of gas proceedings	11	21	11	21
Settlement of prudence proceeding	6	5	6	5
Workers' compensation	4	3	4	3
Other	363	302	313	261
Regulatory liabilities – noncurrent	4,378	4,513	3,949	4,094
Deferred derivative gains	155	8	144	7
Refundable energy costs	23	28	4	4
Revenue decoupling mechanism	2	—	—	—
Regulatory liabilities – current	180	36	148	11
Total Regulatory Liabilities	$4,558	$4,549	$4,097	$4,105
* See "Other Regulatory Matters," above.

The recognition of the return on regulatory assets is determined by the Utilities’ rate plans or orders issued by state regulators. In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the six months ended June 30, 2021 and 2020 was 1.80 percent and 2.65 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($1,849 million and $1,696 million for Con Edison, and $1,656 million and $1,509 million for CECONY at June 30, 2021 and December 31, 2020, respectively). Regulatory assets of RECO for which a cash outflow has been made ($26 million and $31 million at June 30, 2021 and December 31, 2020, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the New Jersey Board of Public Utilities. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At June 30, 2021 and December 31, 2020, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Unrecognized pension and other postretirement costs	$2,750	$3,241	$2,607	$3,065
Environmental remediation costs	839	855	770	781
Revenue taxes	353	336	339	323
Deferred derivative losses - long term	75	120	69	111
Other	46	24	46	24
Deferred derivative losses - current	161	190	152	177
Total	$4,224	$4,766	$3,983	$4,481
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
The deferral for revenue taxes represents the New York State metropolitan transportation business tax surcharge on the cumulative temporary differences between the book and tax basis of assets and liabilities of the Utilities, as well as the difference between taxes collected and paid by the Utilities to fund mass transportation. The Utilities recover the majority of the revenue taxes over the remaining book lives of the electric and gas plant assets, as well as the steam plant assets for CECONY.
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

In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement with a tax equity investor for the financing of a portfolio of three of the Clean Energy Businesses’ solar electric production projects (CED Nevada Virginia). Under the financing, the tax equity investor acquired a noncontrolling interest in the portfolio and will receive a percentage of earnings, tax attributes and cash flows. The tax equity investor’s funding obligation is subject to certain conditions precedent and a maximum funding obligation of $270 million. As of June 30, 2021, $99 million has been funded, with an additional $53 million funded in July 2021. The remaining amount is expected to be funded upon the satisfaction of the remaining conditions precedent, including the last of the three projects reaching commercial operation, which is expected to occur during the third quarter of 2021. The Clean Energy Businesses will continue to consolidate this entity and will report the noncontrolling tax equity investor’s interest in the tax equity arrangement. See Note P.

In March 2021, a subsidiary of the Clean Energy Businesses agreed to issue $229 million aggregate principal amount of 3.77 percent senior notes, due 2046, that will be secured by equity interests in CED Nevada Virginia. The senior notes will be issued when each project reaches commercial operation, the proceeds from the sale of which will repay a portion of the borrowings outstanding under a construction loan facility. In June 2021 and July 2021, CED Nevada Virginia issued $38 million and $61 million, respectively, of the $229 million senior notes, the proceeds from the sale of which repaid a portion of the borrowings outstanding under the construction loan facility. The remaining $130 million of senior notes are expected to be issued when the last of the three projects reaches commercial operation during the third quarter of 2021. See Note D.

During the first quarter of 2021, Con Edison optionally prepaid the remaining $675 million outstanding under a February 2019 term loan prior to its maturity in June 2021.

In May 2021, Con Edison redeemed at maturity $500 million of 2.00 percent 5-year debentures.

In June 2021, CECONY redeemed at maturity $640 million of floating rate 3-year debentures.

In June 2021, CECONY issued $750 million aggregate principal amount of 2.40 percent debentures, due 2031 and $750 million aggregate principal amount of 3.60 percent debentures, due 2061.

In June 2021, Con Edison issued 10,100,000 shares of its common stock resulting in net proceeds of approximately $775 million, after issuance expenses.

In June 2021, as part of the Clean Energy Businesses’ sale of a renewable electric production project, $104 million of 4.52 percent senior notes, due 2032 and $37 million of floating rate loans, due 2024 and loan-related interest rate swaps were assumed by the buyer pursuant to the sale agreement. See Notes N and R.

The carrying amounts and fair values of long-term debt at June 30, 2021 and December 31, 2020 were:

(Millions of Dollars)	2021		2020
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$22,110	$25,551	$22,349	$26,808
CECONY	$17,635	$20,854	$16,789	$20,974
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $220 million and $189 million for Con Edison and CECONY, respectively, as of June 30, 2021 and $215 million and $176 million for Con Edison and CECONY, respectively, as of December 31, 2020.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at June 30, 2021 are classified as Level 2 (see Note O).

Note D – Short-Term Borrowing
At June 30, 2021, Con Edison had $1,052 million of commercial paper outstanding of which $1,000 million was outstanding under CECONY’s program. The weighted average interest rate at June 30, 2021 was 0.2 percent for both Con Edison and CECONY. At December 31, 2020, Con Edison had $1,705 million of commercial paper outstanding of which $1,660 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2020 was 0.3 percent for both Con Edison and CECONY.

At June 30, 2021 and December 31, 2020, no loans were outstanding under the Companies' December 2016 credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of June 30, 2021 and December 31, 2020.

At June 30, 2021 and December 31, 2020, a subsidiary of the Clean Energy Businesses had $403 million and $165 million of borrowings outstanding under a variable-rate construction loan facility that matures no later than November 2021 and is secured by and used to fund construction costs for CED Nevada Virginia. At June 30, 2021 and December 31, 2020, the banks’ commitments under the construction loan facility were $442 million and $613 million, respectively.

In April 2021, Con Edison entered into a credit agreement (April 2021 Credit Agreement) under which banks were committed until May 18, 2021, subject to certain conditions, to provide to Con Edison a $500 million variable-rate 364-day term loan. In May 2021, Con Edison borrowed $500 million under the April 2021 Credit Agreement to repay in full all of Con Edison’s outstanding 2.00 percent debentures, Series 2016 A, that matured on May 15, 2021. In July 2021, Con Edison prepaid in full the $500 million borrowing under the April 2021 Credit Agreement with a portion of the cash proceeds received from the substantial completion of the sale of Stagecoach. See Note R.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Service cost – including administrative expenses	$85	$73	$80	$69
Interest cost on projected benefit obligation	118	137	111	129
Expected return on plan assets	(274)	(258)	(260)	(245)
Recognition of net actuarial loss	197	175	187	165
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST	$122	$123	$113	$113
Cost capitalized	(41)	(33)	(39)	(32)
Reconciliation to rate level	(54)	(62)	(52)	(59)
Total expense recognized	$27	$28	$22	$22

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Service cost – including administrative expenses	$171	$147	$160	$137
Interest cost on projected benefit obligation	236	275	222	258
Expected return on plan assets	(548)	(517)	(520)	(490)
Recognition of net actuarial loss	393	349	373	331
Recognition of prior service credit	(8)	(8)	(10)	(10)
TOTAL PERIODIC BENEFIT COST	$244	$246	$225	$226
Cost capitalized	(79)	(64)	(75)	(61)
Reconciliation to rate level	(111)	(126)	(106)	(121)
Total expense recognized	$54	$56	$44	$44

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

Expected Contributions
Based on estimates as of June 30, 2021, the Companies expect to make contributions to the pension plans during 2021 of $467 million (of which $429 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first six months of 2021, the Companies contributed $81 million to the pension plans, $80 million of which was contributed by CECONY. CECONY also contributed $22 million to the external trust for its non-qualified supplemental plan

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Service cost - including administrative expenses	$7	$5	$5	$4
Interest cost on projected other postretirement benefit obligation	8	9	7	8
Expected return on plan assets	(17)	(16)	(14)	(14)
Recognition of net actuarial loss	6	3	5	3
Recognition of prior service credit	(1)	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$3	$—	$3	$1
Cost capitalized	(3)	(2)	(3)	(2)
Reconciliation to rate level	—	2	(1)	—
Total credit recognized	$—	$—	$(1)	$(1)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Service cost - including administrative expenses	$13	$11	$10	$8
Interest cost on projected other postretirement benefit obligation	16	19	13	16
Expected return on plan assets	(34)	(33)	(27)	(27)
Recognition of net actuarial loss	12	30	10	29
Recognition of prior service credit	(1)	(2)	(1)	(1)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$6	$25	$5	$25
Cost capitalized	(6)	(5)	(5)	(3)
Reconciliation to rate level	—	(20)	(3)	(24)
Total credit recognized	$—	$—	$(3)	$(2)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Expected Contributions
Based on estimates as of June 30, 2021, the Companies expect to make a contribution of $2 million (all of which is to be made by CECONY) to the other postretirement benefit plans in 2021. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2021 and December 31, 2020 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Accrued Liabilities:
Manufactured gas plant sites	$742	$752	$666	$676
Other Superfund Sites	105	105	104	104
Total	$847	$857	$770	$780
Regulatory assets	$852	$865	$783	$791

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
Environmental remediation costs incurred related to Superfund Sites for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Remediation costs incurred	$5	$3	$5	$3

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Remediation costs incurred	$13	$8	$13	$8

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and six months ended June 30, 2021 and 2020.

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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At June 30, 2021, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at June 30, 2021 and December 31, 2020 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$70	$72	$67	$68
Regulatory liability – workers’ compensation	$4	$3	$4	$3

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At June 30, 2021, the company has accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount.
Other Contingencies
For additional contingencies, see "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $2,311 million and $2,042 million at June 30, 2021 and December 31, 2020, respectively.
A summary, by type and term, of amounts guaranteed by Con Edison and its subsidiaries under these agreements at June 30, 2021 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$547	$—	$—	$547
Energy transactions	453	57	321	831
Renewable electric production projects	364	119	380	863
Other	70	—	—	70
Total	$1,434	$176	$701	$2,311

Con Edison Transmission — Con Edison has guaranteed payment by CET Electric of the contributions CET Electric agreed to make to New York Transco LLC (NY Transco). CET Electric owns a 45.7 percent interest in NY Transco. In April 2019, the New York Independent System Operator (NYISO) selected a transmission project that was jointly proposed by National Grid and NY Transco. The siting, construction and operation of the project will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. The NYISO indicated it will work with the developers to enter into agreements for the development and operation of the projects, including a schedule for entry into service by December 2023. Guarantee amount shown includes the maximum possible required amount of CET Electric’s contributions for this project as calculated based on the assumptions that the project is completed at 175 percent of its estimated costs and NY Transco does not use any debt financing for the project. Guarantee amount shown also includes a $7 million guarantee from Con Edison Transmission on behalf of a subsidiary of CET Gas related to the sale of Stagecoach. See "Investments" in Note A.
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

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Operating lease cost	$22	$21	$16	$16
Operating lease cash flows	$8	$8	$4	$4

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Operating lease cost	$43	$42	$33	$32
Operating lease cash flows	$16	$16	$9	$8

As of June 30, 2021 and December 31, 2020, assets recorded as finance leases were $3 million for Con Edison and $2 million for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $3 million and $1 million, respectively.

For the three and six months ended June 30, 2021 and 2020, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $1 million and immaterial, respectively, for the three months ended June 30, 2021 and $18 million and $1 million, respectively for the six months ended June 30, 2021. Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $5 million and $1 million, respectively, for the three and six months ended June 30, 2020.

Other information related to leases for Con Edison and CECONY at June 30, 2021 and December 31, 2020 were as follows:

	Con Edison		CECONY
	2021	2020	2021	2020
Weighted Average Remaining Lease Term:
Operating leases	18.6 years	19.1 years	12.6 years	13.0 years
Finance leases	7.1 years	7.3 years	3.5 years	4.0 years
Weighted Average Discount Rate:
Operating leases	4.3%	4.3%	3.6%	3.6%
Finance leases	1.8%	1.8%	1.2%	1.3%

Future minimum lease payments under non-cancellable leases at June 30, 2021 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending June 30,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2022	$84	$1	$61	$1
2023	75	1	57	1
2024	74	—	57	—
2025	75	—	58	—
2026	75	—	58	—
All years thereafter	929	1	448	—
Total future minimum lease payments	$1,312	$3	$739	$2
Less: imputed interest	(453)	—	(150)	—
Total	$859	$3	$589	$2
Reported as of June 30, 2021
Operating lease liabilities (current)	$109	$—	$82	$—
Operating lease liabilities (noncurrent)	750	—	507	—
Other current liabilities	—	1	—	1
Other noncurrent liabilities	—	2	—	1
Total	$859	$3	$589	$2

At June 30, 2021, the Companies did not have material obligations under operating or finance leases that had not yet commenced.

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three and six months ended June 30, 2021 and 2020.

Note J – Income Tax
Con Edison’s income tax expense decreased to an $11 million income tax benefit for the three months ended June 30, 2021 from $9 million of income tax expense for the three months ended June 30, 2020. The decrease in income tax expense is primarily due to lower income before income tax expense, lower state income taxes, lower allowance for uncollectible accounts and an increase in the amortization of excess deferred federal income taxes due to the TCJA, offset in part by higher income attributable to the company from non-controlling interests.

CECONY’s income tax expense decreased to a $16 million income tax benefit for the three months ended June 30, 2021 from $7 million in income tax expense for the three months ended June 30, 2020. The decrease in income tax expense is primarily due to lower income before income tax expense, lower state income taxes, lower allowance for uncollectible accounts, higher settlement payments related to injuries and damages and an increase in the amortization of excess deferred federal income taxes due to the TCJA.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended June 30, 2021 and 2020 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2021	2020	2021	2020
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	5	6	5	6
Amortization of excess deferred federal income taxes	(41)	(20)	(38)	(25)
Taxes attributable to non-controlling interests	14	(2)	—	—
Cost of removal	5	4	5	5
Other plant-related items	(3)	(3)	(3)	(4)
Renewable energy credits	(8)	(4)	—	—
Allowance for uncollectible accounts	(1)	1	(1)	1
Injuries and damages reserve	(2)	—	(2)	—
Other	—	1	(1)	—
Effective tax rate	(10)%	4%	(14)%	4%

Con Edison’s income tax expense increased to $68 million for the six months ended June 30, 2021 from $64 million for the six months ended June 30, 2020. The increase in income tax expense is primarily due to higher income attributable to the company from non-controlling interests, offset in part by lower income before income tax expense, lower state income taxes and an increase in the amortization of excess deferred federal income taxes due to the TCJA.

CECONY’s income tax expense decreased to $98 million for the six months ended June 30, 2021 from $102 million for the six months ended June 30, 2020. The decrease in income tax expense is primarily due to an increase in the amortization of excess deferred federal income taxes due to the TCJA, lower allowance for uncollectible accounts, higher settlement payments related to injuries and damages, offset in part by higher income before income tax expense and higher plant related items.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the six months ended June 30, 2021 and 2020 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2021	2020	2021	2020
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	4	5	5	5
Amortization of excess deferred federal income taxes	(14)	(12)	(13)	(12)
Taxes attributable to non-controlling interests	2	(1)	—	—
Cost of removal	2	2	2	2
Other plant-related items	(1)	(2)	(1)	(2)
Renewable energy credits	(3)	(3)	—	—
CARES Act NOL carryback	—	(1)	—	—
Other	—	1	—	1
Effective tax rate	11%	10%	14%	15%

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

Pursuant to CECONY’s electric rate plan that went into effect in January 2020, the deferral of its net benefits for its electric service ceased and is included in rates. Additionally, the unprotected excess deferred federal income taxes for its electric and gas services is being amortized over a five-year period, which decreased the income tax expense for the six months ended June 30, 2021 and 2020. See “Other Regulatory Matters” in Note B.

In April 2021, New York State passed a law that increased the corporate franchise tax rate on business income from 6.5% to 7.25%, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875%, not to exceed an annual maximum tax liability of $5 million per taxpayer. New York State requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a business capital tax are scheduled to expire after 2023 and are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

Uncertain Tax Positions
At June 30, 2021, the estimated liability for uncertain tax positions for Con Edison was $15 million ($4 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $3 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is $1 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $15 million ($14 million, net of federal taxes) with $4 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the six months ended June 30, 2021, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At June 30, 2021 and December 31, 2020, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three and six months ended June 30, 2021 and 2020, revenue from contracts with customers as defined in Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$1,953	$10	$1,963	$1,781	$64	$1,845
Gas	447	2	449	399	17	416
Steam	71	3	74	81	3	84
Total CECONY	$2,471	$15	$2,486	$2,261	$84	$2,345
O&R
Electric	161	(8)	153	139	(1)	138
Gas	44	(3)	41	37	—	37
Total O&R	$205	$(11)	$194	$176	($1)	$175
Clean Energy Businesses
Renewables	192	—	192	178	—	178
Energy services	81	—	81	11	—	11
Other	—	18	18	—	9	9
Total Clean Energy Businesses	$273	$18	$291	$189	$9	$198
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	(1)	(1)	—	—	—
Total Con Edison	$2,950	$21	$2,971	$2,627	$92	$2,719
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services
(b)    Parent company and consolidation adjustments.

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$3,919	$12	$3,931	$3,514	$102	$3,616
Gas	1,394	29	1,423	1,232	18	1,250
Steam	331	7	338	325	9	334
Total CECONY	$5,644	$48	$5,692	$5,071	$129	$5,200
O&R
Electric	305	(6)	299	267	7	274
Gas	152	(9)	143	130	4	134
Total O&R	$457	$(15)	$442	$397	$11	$408
Clean Energy Businesses
Renewables	346	—	346	292	—	292
Energy services	103	—	103	22	—	22
Other	—	66	66	—	30	30
Total Clean Energy Businesses	$449	$66	$515	$314	$30	$344
Con Edison Transmission	2	—	2	2	—	2
Other (b)	—	(3)	(3)	—	(1)	(1)
Total Con Edison	$6,552	$96	$6,648	$5,784	$169	$5,953
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b)    Parent company and consolidation adjustments.

	2021			2020
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$11	$41		$29	$17
Additions (c)	107	—		58	31
Subtractions (c)	78	29	(d)	65	1	(d)
Ending balance as of June 30,	$40	$12		$22	$47
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
(d)Of the subtractions from unearned revenue, $29 million and $1 million were included in the balances as of January 1, 2021 and 2020, respectively.

As of June 30, 2021, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services is $238 million, of which $199 million will be recognized within the next two years, and the remaining $39 million will be recognized pursuant to long-term service and maintenance agreements.

In March 2020, the Utilities began suspending new late payment charges and certain other fees for all customers. For the three months ended June 30, 2021, the estimated late payment charges and fees that were not billed by Con Edison and CECONY were approximately $19 million and $18 million lower than the amounts that were approved to be collected pursuant to the Utilities’ rate plans, respectively. For the six months ended June 30, 2021, the estimated late payment charges and fees that were not billed by Con Edison and CECONY were approximately $37 million and $35 million lower than the amounts that were approved to be collected pursuant to the Utilities’ rate plans, respectively. For the three months ended June 30, 2020, late payment charges and fees that were not billed by Con Edison and CECONY were approximately $18 million and $17 million lower than the amounts that were approved to be collected pursuant to the Utilities’ rate plans, respectively. For the six months ended June 30, 2020, late payment charges and fees that were not billed by Con Edison and CECONY were approximately $19 million and $18 million lower than the amounts that were approved to be collected pursuant to the Utilities’ rate plans, respectively. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In April 2021, CECONY filed a petition with the NYSPSC to timely establish a surcharge recovery mechanism for $52 million of late payment charges and fees, offset for related savings, for the year ended December 31, 2020 to begin in September 2021 and end in December 2022. The petition also requests a surcharge recovery or surcredit mechanism for any fee deferrals for 2021 and 2022 starting in January of the subsequent year over a twelve-month period, respectively. See "COVID-19 Regulatory Matters" in Note B.

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

The Clean Energy Businesses’ customer accounts receivable balance generally reflects the management of energy supply assets, energy-efficiency services to government and commercial customers, and the engineering, procurement, and construction services of renewable energy projects. The Clean Energy Businesses calculate an allowance for uncollectible accounts related to their energy services customers based on an aging and customer-specific analysis. The amount of such reserves was not material at June 30, 2021 or December 31, 2020.
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
Starting in 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases to the allowance for uncollectible customer accounts for Con Edison and CECONY were $94 million and $91 million, respectively, for the three months ended June 30, 2021 and $127 million and $124 million, respectively, for the six months ended June 30, 2021. The increases to the allowance for uncollectible customer accounts for Con Edison and CECONY were $12 million and $11 million, respectively, for the three months ended June 30, 2020 and $18 million and $16 million, respectively, for the six months ended June 30, 2020.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a rollforward by major portfolio segment type for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020
Allowance for credit losses
Beginning Balance at April 1,	$181	$75	$7	$5	$171	$70	$5	$3
Recoveries	3	2	—	—	2	2	—	—
Write-offs	(21)	(15)	—	(1)	(19)	(14)	—	—
Reserve adjustments	112	25	—	1	108	23	(1)	—
Ending Balance June 30,	$275	$87	$7	$5	$262	$81	$4	$3

	For the Six Months Ended June 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020
Allowance for credit losses
Beginning Balance at January 1,	$148	$70	$7	$4	$138	$65	$4	$3
Recoveries	6	4	—	—	5	4	—	—
Write-offs	(41)	(34)	(1)	(1)	(39)	(32)	—	(1)
Reserve adjustments	162	47	1	2	158	44	—	1
Ending Balance June 30,	$275	$87	$7	$5	$262	$81	$4	$3

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020
CECONY
Electric	$1,963	$1,845	$5	$4	$320	$301	$255	$318
Gas	449	416	2	2	80	72	99	105
Steam	74	84	18	19	23	23	(33)	(34)
Consolidation adjustments	—	—	(25)	(25)	—	—	—	—
Total CECONY	$2,486	$2,345	$—	$—	$423	$396	$321	$389
O&R
Electric	$153	$138	$—	$—	$17	$16	$14	$13
Gas	41	37	—	—	7	7	(3)	(3)
Total O&R	$194	$175	$—	$—	$24	$23	$11	$10
Clean Energy Businesses	$291	$198	$—	$—	$55	$57	$89	$82
Con Edison Transmission	1	1	—	—	—	—	(1)	(1)
Other (a)	(1)	—	—	—	—	—	(2)	(1)
Total Con Edison	$2,971	$2,719	$—	$—	$502	$476	$418	$479
(a) Parent company and consolidation adjustments. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020
CECONY
Electric	$3,931	$3,616	$9	$9	$635	$598	$501	$600
Gas	1,423	1,250	4	3	157	143	538	474
Steam	338	334	37	38	46	45	69	58
Consolidation adjustments	—	—	(50)	(50)	—	—	—	—
Total CECONY	$5,692	$5,200	$—	$—	$838	$786	$1,108	$1,132
O&R
Electric	$299	$274	$—	$—	$34	$32	$22	$27
Gas	143	134	—	—	13	13	39	38
Total O&R	$442	$408	$—	$—	$47	$45	$61	$65
Clean Energy Businesses	$515	$344	$—	$—	$114	$115	$117	$96
Con Edison Transmission	2	2	—	—	1	—	(4)	(3)
Other (a)	(3)	(1)	—	—	—	—	(3)	(3)
Total Con Edison	$6,648	$5,953	$—	$—	$1,000	$946	$1,279	$1,287
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

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at June 30, 2021 and December 31, 2020 were:

(Millions of Dollars)	2021				2020
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$214	$(55)	$159	(b)	$44	$14	$58	(b)
Noncurrent	65	—	65	(c)	22	35	57
Total fair value of derivative assets	$279	$(55)	$224		$66	$49	$115
Fair value of derivative liabilities
Current	$(232)	$53	$(179)	(c)	$(225)	$(13)	$(238)	(d)
Noncurrent	(127)	2	(125)	(c)	(207)	(33)	(240)	(d)
Total fair value of derivative liabilities	$(359)	$55	$(304)		$(432)	$(46)	$(478)
Net fair value derivative assets/(liabilities)	$(80)	$—	$(80)		$(366)	$3	$(363)
CECONY
Fair value of derivative assets
Current	$157	$(35)	$122	(b)	$20	$(12)	$8	(b)
Noncurrent	47	(16)	31		16	(8)	8
Total fair value of derivative assets	$204	$(51)	$153		$36	$(20)	$16
Fair value of derivative liabilities
Current	$(159)	$30	$(129)		$(174)	$11	$(163)
Noncurrent	(70)	16	(54)		(114)	9	(105)
Total fair value of derivative liabilities	$(229)	$46	$(183)		$(288)	$20	$(268)
Net fair value derivative assets/(liabilities)	$(25)	$(5)	$(30)		$(252)	$—	$(252)
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
(b)At June 30, 2021, immaterial amounts of margin deposits for Con Edison and CECONY were classified as derivative assets on the consolidated balance sheet, but not included in the table. At December 31, 2020, margin deposits for Con Edison and CECONY of $3 million were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.
(c)Includes amounts for interest rate swaps of $3 million in noncurrent assets, $(27) million in current liabilities and $(47) million in noncurrent liabilities. At June 30, 2021, the Clean Energy Businesses had interest rate swaps with notional amounts of $1,057 million. The expiration dates of the swaps range from 2025-2041. In June 2021, as part of the Clean Energy Businesses' sale of a renewable electric project, interest rate swaps terminating in 2024 were assumed by the buyer. At June 30, 2021, the notional value of the terminated swaps was $33 million.
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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2021 and 2020:

		For the Three Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2021	2020	2021	2020
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$128	$(2)	$119	$(2)
Noncurrent	Deferred derivative gains	38	(6)	34	(6)
Total deferred gains/(losses)		$166	$(8)	$153	$(8)
Current	Deferred derivative losses	$24	$36	$22	$32
Current	Recoverable energy costs	(47)	(45)	(45)	(40)
Noncurrent	Deferred derivative losses	23	(13)	22	(15)
Total deferred gains/(losses)		$—	$(22)	$(1)	$(23)
Net deferred gains/(losses)		$166	$(30)	$152	$(31)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$1	$—	$—	$—
	Non-utility revenue	(2)	1	—	—
	Other operations and maintenance expense	2	2	2	2
	Other interest expense	(25)	(4)	—	—
Total pre-tax gains/(losses) recognized in income		$(24)	$(1)	$2	$2

		For the Six Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2021	2020	2021	2020
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$147	$(3)	$136	$(3)
Noncurrent	Deferred derivative gains	35	(3)	32	(3)
Total deferred gains/(losses)		$182	$(6)	$168	$(6)
Current	Deferred derivative losses	$29	$22	$25	$20
Current	Recoverable energy costs	(47)	(140)	(43)	(126)
Noncurrent	Deferred derivative losses	45	(58)	42	(58)
Total deferred gains/(losses)		$27	$(176)	$24	$(164)
Net deferred gains/(losses)		$209	$(182)	$192	$(170)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$2	$(3)	$—	$—
	Non-utility revenue	1	5	—	—
	Other operations and maintenance expense	4	(5)	4	(5)
	Other interest expense	34	(89)	—	—
Total pre-tax gains/(losses) recognized in income		$41	$(92)	$4	$(5)

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at June 30, 2021:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	24,666,400	43,283	272,683,743	5,712,000
CECONY	22,011,350	30,600	252,800,000	5,172,000
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
At June 30, 2021, Con Edison and CECONY had $378 million and $153 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $105 million with independent system operators, $81 million with non-investment grade/non-rated counterparties, $65 million with commodity exchange brokers, and $127 million with investment-grade counterparties. CECONY’s net credit exposure consisted of $52 million with commodity exchange brokers and $101 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at June 30, 2021:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$183		$175
Collateral posted	173		168
Additional collateral (b) (downgrade one level from current ratings)	16		3
Additional collateral (b) (downgrade to below investment grade from current ratings)	65	(c)	49	(c)
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post $14 million of additional collateral at June 30, 2021. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At June 30, 2021, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $68 million.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are summarized below.

	2021					2020
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$71	$183	$7	$(40)	$221	$19	$42	$4	$53	$118
Interest rate swaps (a)(b)(c)	—	3	—	—	3	—	—	—	—	—
Other (a)(b)(d)	480	131	—	—	611	431	126	—	—	557
Total assets	$551	$317	$7	$(40)	$835	$450	$168	$4	$53	$675
Derivative liabilities:
Commodity (a)(b)(c)	$13	$242	$16	$(41)	$230	$7	$296	$23	$46	$372
Interest rate swaps (a)(b)(c)	—	74	—	—	74	—	106	—	—	106
Total liabilities	$13	$316	$16	$(41)	$304	$7	$402	$23	$46	$478
CECONY
Derivative assets:
Commodity (a)(b)(c)	$55	$136	$—	$(38)	$153	$15	$20	$—	$(16)	$19
Other (a)(b)(d)	461	124	—	—	585	411	120	—	—	531
Total assets	$516	$260	$—	$(38)	$738	$426	$140	$—	$(16)	$550
Derivative liabilities:
Commodity (a)(b)(c)	$—	$210	$7	$(33)	$184	$3	$274	$10	$(19)	$268
(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had no transfers between levels 1, 2, and 3 during the six months ended June 30, 2021. Con Edison and CECONY had $1 million of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2020 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2020 to less than three years as of December 31, 2020.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2021 and December 31, 2020, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

	Fair Value of Level 3 at June 30, 2021	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$1	Discounted Cash Flow	Forward energy prices (a)	$15.00-$85.27 per MWh
	(11)	Discounted Cash Flow	Forward capacity prices (a)	$0.26-$6.25 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(8.01)-$12.19 per MWh
Total Con Edison—Commodity	$(9)
CECONY – Commodity
Electricity	$(7)	Discounted Cash Flow	Forward capacity prices (a)	$1.19 - $6.25 per kW-month
Total CECONY—Commodity	$(7)
(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2021 and 2020 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Beginning balance as of April 1,	$(12)	$(13)	$(7)	$(6)
Included in earnings	1	(2)	(1)	(1)
Included in regulatory assets and liabilities	1	—	—	1
Settlements	1	1	1	(1)
Ending balance as of June 30,	$(9)	$(14)	$(7)	$(7)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Beginning balance as of January 1,	$(19)	$(16)	$(10)	$(6)
Included in earnings	(2)	(7)	(3)	(3)
Included in regulatory assets and liabilities	8	1	3	(1)
Settlements	4	8	3	3
Ending balance as of June 30,	$(9)	$(14)	$(7)	$(7)

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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues on the consolidated income statement for the three months ended June 30, 2021 and 2020 ($2 million gain and immaterial, respectively). Realized and unrealized gains and losses on

Level 3 commodity derivative assets and liabilities are reported in non-utility revenues on the consolidated income statement for the six months ended June 30, 2021 and 2020 ($4 million gain and $1 million gain, respectively). The change in fair value relating to Level 3 commodity derivative assets and liabilities held at June 30, 2021 and 2020 is included in non-utility revenues on the consolidated income statement for the three months ended June 30, 2021 and 2020 ($2 million gain and immaterial, respectively). The change in fair value relating to Level 3 commodity derivatives assets and liabilities is included in non-utility revenues on the consolidated income statement for the six months ended June 30, 2021 and 2020 ($4 million gain and $1 million gain, respectively).

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

Clean Energy Businesses
In June 2021, a subsidiary of the Clean Energy Businesses sold substantially all of its membership interest in a renewable electric project, and retained an equity interest of $11 million in the project which, as of June 30, 2021, is accounted for as an equity method investment. See Note R. The earnings of the project are determined using the hypothetical liquidation at book value (HLBV) method of accounting, and such earnings were not material for the three and six months ended June 30, 2021. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the renewable electric project is not held by the Clean Energy Businesses.

In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement relating to certain projects (CED Nevada Virginia) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows will be allocated. CED Nevada Virginia is a consolidated entity in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of CED Nevada Virginia during construction of the projects, and upon commercial operation, is held by the Clean Energy Businesses.

For the three and six months ended June 30, 2021, the hypothetical liquidation at book value (HLBV) method of accounting for CED Nevada Virginia resulted in a $53 million loss ($40 million, after-tax) for the tax equity investor and an equivalent amount of income for Con Edison.

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

For the three months ended June 30, 2021, the HLBV method of accounting for the Tax Equity Projects resulted in $6 million of income ($5 million, after-tax) for the tax equity investor and $10 million of income ($7 million, after-tax) for Con Edison. For the three months ended June 30, 2020, the HLBV method of accounting for the Tax Equity Projects resulted in $12 million of income ($9 million, after-tax) for the tax equity investor and $4 million of income ($3 million, after-tax) for Con Edison.

For the six months ended June 30, 2021, the HLBV method of accounting for the Tax Equity Projects resulted in $8 million of income ($6 million, after tax) for the tax equity investor and $13 million of income ($10 million, after tax) for Con Edison. For the six months ended June 30, 2020, the HLBV method of accounting for the Tax Equity Projects resulted in $29 million of income ($22 million, after tax) for the tax equity investor and a $10 million loss ($8 million, after tax) for Con Edison.

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

At June 30, 2021 and December 31, 2020, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)		CED Nevada Virginia (c)(h)
(Millions of Dollars)	2021	2020	2021	2020	2021
Non-utility property, less accumulated depreciation (f)(g)	$280	$284	$439	$446	$318
Other assets	41	39	176	176	414
Total assets (a)	$321	$323	$615	$622	$732
Term Loan	—	—	—	—	402
Other liabilities	12	13	76	71	115
Total liabilities (b)	$12	$13	$76	$71	$517
(a)The assets of the Tax Equity Projects and CED Nevada Virginia represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.
(b)The liabilities of the Tax Equity Projects and CED Nevada Virginia represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.
(c)Con Edison did not provide any financial or other support during the year that was not previously contractually required.
(d)Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $90 million and $82 million at June 30, 2021 and December 31, 2020, respectively.
(e)Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $126 million and $134 million at June 30, 2021 and December 31, 2020, respectively.
(f)Non-utility property is reduced by accumulated depreciation of $22 million for Great Valley Solar, $37 million for Copper Mountain - Mesquite Solar, and $1 million for CED Nevada Virginia at June 30, 2021.
(g)Non-utility property is reduced by accumulated depreciation of $18 million for Great Valley Solar and $30 million for Copper Mountain - Mesquite Solar at December 31, 2020.
(h)CED Nevada Virginia consists of the Copper Mountain Solar 5, Battle Mountain Solar and Water Strider Solar projects for which the noncontrolling interest of the tax equity investor was $92 million at June 30, 2021.

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

Note R – Dispositions
In April 2021, a subsidiary of the Clean Energy Businesses entered into an agreement to sell substantially all of its membership interests in a renewable electric project that it developed and also all of its membership interests in a renewable electric production project that it acquired in 2016. The sales were completed in June 2021. The combined carrying value of both projects was approximately $180 million in June 2021. The net pre-tax gain on the sales was $3 million ($2 million after-tax) and was included within "Other operations and maintenance" on Con Edison's consolidated income statements for the three and six months ended June 30, 2021. The retained portion of the membership interest in the renewable electric project, of $11 million, is calculated based on a discounted cash flow of future projected earnings, and is accounted for as an equity method investment. The portion of the gain attributable to the retained portion of the membership interest was not material for the three and six months ended June 30, 2021. See Note P.

In July 2021, a subsidiary of CET Gas and its joint venture partner completed the first of two closings for the sale of their combined interests in Stagecoach. The first closing was completed for a total sale price of $1,195 million, of which $614 million, including working capital, was attributed to CET Gas. At June 30, 2021, Con Edison recorded an impairment charge of $39 million before tax ($27 million after-tax) representing the difference between the carrying amount of its investment in Stagecoach and the estimated sales proceeds from both closings. See "Investments" in Note A.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2020 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (File Nos. 1-14514 and 1-1217).

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
•CET Gas

Con Edison’s principal business operations are those of CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. Con Edison Transmission invests in and seeks to develop electric transmission projects and manages, through joint ventures, both electric and gas assets.

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

Electric Supply
In 2019, the New York State Department of Environmental Conservation (NYSDEC) issued regulations that may require the retirement or seasonal unavailability of fossil-fueled electric generating units owned by CECONY and others in New York City. The NYSDEC rule limits nitrous oxides (NOx) emissions during the ozone season from May through September and affects older peaking units that are generally located downstate and needed during periods of high electric demand or for local reliability purposes. Compliance with the rule will require affected units (approximately 1,400 MW in CECONY's service territory, of which 65 MW is owned by CECONY) to cease operation during the ozone season, install emission controls, repower, or retire by 2023 or 2025. The NYISO, in its 2020 Reliability Needs Assessment study that was approved by the NYISO board, reported local and bulk transmission system reliability needs that are expected to be caused by the retirement or unavailability of some of the impacted units. In January 2021, CECONY updated its Local Transmission Plan (LTP) to address the identified reliability needs on its local system through the construction of three transmission projects, the Reliable Clean City (RCC) projects. In addition, CECONY continues to monitor forecasted system voltage performance and if a need for support persists in the forecast, CECONY will propose solutions in a subsequent LTP update. CECONY estimates that the costs of the RCC projects to solve the local reliability needs to be approximately $780 million over four years. In April 2021, the NYSPSC approved CECONY’s December 2020 petition to recover $780 million of costs to construct the RCC projects to solve the local reliability needs.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

In May 2021, CECONY decreased its five-year forecast of average annual growth of the firm peak gas demand in its service area at design conditions from approximately 1.4 percent (for 2021 to 2025) to approximately 1.3 percent (for 2022 to 2026). The slight decrease reflects the negative impact that the current economy and lingering effects of the COVID-19 pandemic is expected to have on large new construction, usage from existing large customers, as well as the projected number of applications for firm gas service in CECONY's service territory. The decrease also reflects an expected increase in customers’ energy efficiency measures and electrification of space heating.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 17,132 MMlb of steam annually to approximately 1,563 customers in parts of Manhattan.

In June 2021, CECONY changed its five-year forecast of average annual growth in the peak steam demand in its service area at design conditions from a 0.4 percent decrease to a 0.1 percent increase (for 2022 to 2026), as steam sales are expected to recover from the decrease in customer usage during the COVID-19 pandemic.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

In May 2021, O&R decreased its five-year forecast of average annual growth of the firm peak gas demand in its service area at design conditions from approximately 0.2 percent (for 2021 to 2025) to approximately 0.1 percent (for 2022 to 2026). The decrease reflects an expected increase in customers' energy efficiency measures and electrification of space heating.

Clean Energy Businesses
Con Edison Clean Energy Businesses, Inc., together with its subsidiaries, are referred to in this report as the Clean Energy Businesses. The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers.

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric transmission projects and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and has been selected to build additional electric transmission assets in New York. In May 2021, a CET Gas subsidiary entered into a purchase and sale agreement pursuant to which it agreed to sell its 50 percent interest in Stagecoach Gas Services LLC (Stagecoach), a joint venture that owned and operated an existing gas pipeline and storage business located in northeastern Pennsylvania and the southern tier of New York, and in July 2021 the transaction was substantially completed. See "Investments" in Note A and Note R to the Second Quarter Financial Statements. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation, which operates a gas storage facility in upstate New York. In addition, CET Gas owns a 10.9 percent interest (that is expected to be reduced to 8.5 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture) in Mountain Valley Pipeline LLC (MVP), a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended June 30, 2021				For the Six Months Ended June 30, 2021				At June 30, 2021
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,486	84%	$128	78%	$5,692	85%	$593	101%	$51,515	82%
O&R	194	6	—	—	442	7	27	5	3,257	5
Total Utilities	2,680	90	128	78	6,134	92	620	106	54,772	87
Clean Energy Businesses (a)	291	10	68	41	515	8	117	20	6,574	10
Con Edison Transmission (b)	1	—	(21)	(13)	2	—	(142)	(24)	1,136	2
Other (c)	(1)	—	(10)	(6)	(3)	—	(11)	(2)	437	1
Total Con Edison	$2,971	100%	$165	100%	$6,648	100%	$584	100%	$62,919	100%
(a)Net income for common stock from the Clean Energy Businesses for the three and six months ended June 30, 2021 includes $(20) million and $29 million, respectively, of net after-tax mark-to-market income, reflects $36 million (after-tax) and $34 million (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting and includes $(3) million (after-tax) and $(3) million (after-tax), respectively, for the loss from the sale of a renewable electric production project. See Note P to the Second Quarter Financial Statements.
(b)Net income for common stock from Con Edison Transmission for the three and six months ended June 30, 2021 includes $(28) million and $(153) million, respectively, of a net after-tax impairment loss related to its investment in Stagecoach. See Note A to the Second Quarter Financial Statements.
(c)Other includes parent company and consolidation adjustments. Net income for common stock for the three and six months ended June 30, 2021 includes $(3) million (after-tax) and $(3) million (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting and $1 million and $6 million, respectively, of income tax impact for the impairment loss related to its investment in Stagecoach.

Coronavirus Disease 2019 (COVID-19) Impacts
The Companies continue to respond to the Coronavirus Disease 2019 (COVID-19) global pandemic by working to reduce the potential risks posed by its spread to employees, customers and other stakeholders. The Companies continue to employ an incident command structure led by a pandemic planning team. The Companies support employee health and facility hygiene through regular cleaning and disinfecting of all work and common areas, promoting social distancing, allowing employees to work remotely and directing employees to stay at home if they are experiencing COVID or flu-like symptoms. Employees who test positive for COVID-19 are directed to quarantine at home and are evaluated for close, prolonged contact with other employees that would require those employees to quarantine at home. Following the Centers for Disease Control and Prevention guidelines, sick or quarantined employees return to work when they can safely do so. The Utilities continue to provide critical electric, gas and steam service to customers during the pandemic. Additional safety protocols have been implemented to protect employees, customers and the public, when work at customer premises is required. The Companies have procured an inventory of pandemic-related materials to address anticipated future needs and maintain regular communications with key suppliers.

Below is additional information related to the effects of the COVID-19 pandemic and the Companies’ actions. Also, see “COVID-19 Regulatory Matters” in Note B to the Second Quarter Financial Statements.

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

Con Edison and its subsidiaries benefited by the increase in the percentage for calculating the limitation on the interest expense deduction from 30 percent of Adjusted Taxable Income (ATI) to 50 percent of ATI in 2019 and 2020, which allowed the Companies to deduct 100 percent of their interest expense. For 2021, the limitation on interest expense for computing ATI has reverted back to 30 percent.

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

In December 2020, the Consolidated Appropriations Act, 2021 (the 2021 Appropriations Act) was signed into law. The 2021 Appropriations Act, among other things, extends the expiring employee retention tax credit to include qualified wages paid in the first two quarters of 2021, increases the qualified wages paid to an employee from 50 percent up to $10,000 annually in 2020 to 70 percent up to $10,000 per quarter in 2021 and increases the maximum employee retention tax credit amount an employer can take per employee from $5,000 in 2020 to $14,000 in the first two quarters of 2021. In March 2021, the American Rescue Plan Act was signed into law that expanded the 2021 Appropriations Act to extend the period for eligible employers to receive the employer retention credit from June 30, 2021 to December 31, 2021.

Accounting Considerations
Due to the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted), decline in business, bankruptcies, layoffs and furloughs, among other factors, both commercial and residential customers have had and may continue to have increased difficulty paying their utility bills. In June 2020, the state of New York enacted a law prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers, and starting in May 2021 small business customers, during the COVID-19 state of emergency, which ended in June 2021. In addition, such prohibitions will apply for an additional 180 days after the state of emergency ends (December 21, 2021) for residential and small business customers who have experienced a change in financial circumstances due to the COVID-19 pandemic. CECONY and O&R have existing allowances for uncollectible accounts established against their customer accounts receivable balances that are reevaluated each quarter and updated accordingly. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances are not reflected in rates during the term of the current rate plans. During the second quarter of 2021, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates, resulting in increases to the customer allowance for uncollectible accounts as detailed herein. CECONY’s and O&R’s allowances for uncollectible customer accounts reserve increased from $138 million and $8.7 million at December 31, 2020 to $262 million and $12.5 million at June 30, 2021, respectively. See "COVID-19 Regulatory Matters" in Note B and Note L to the Second Quarter Financial Statements.

The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of goodwill, long-lived or intangible assets may not be recoverable at June 30, 2021.

New York State Legislation
In April 2021, New York State passed a law that increases the corporate franchise tax rate on business income from 6.5% to 7.25%, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstates the business capital tax at 0.1875%, not to exceed a maximum tax liability of $5 million per taxpayer. New York State requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax are scheduled to expire after 2023 and are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity. In addition, the new law created a program that allows eligible residential renters in New York State who require assistance with rent and utility bills to have up to twelve months of electric and gas utility bill arrears forgiven, provided that such arrears were accrued on or after March 13, 2020. The program will be administered by the State Office of Temporary Disability Assistance in coordination with the New York State Department of Public Service and the NYSPSC. Under the program, CECONY and O&R would qualify for a refundable tax credit for New York State gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are waived and certified by the NYSPSC. See "COVID-19 Regulatory Matters” in Note B to the Second Quarter Financial Statements.

Liquidity and Financing
The Companies continue to monitor the impacts of the COVID-19 pandemic on the financial markets closely, including borrowing rates and daily cash collections. The Companies have been able to access the capital markets as needed since the start of the COVID-19 pandemic in March 2020. See Notes C and D to the Second Quarter Financial Statements. However, a continued economic downturn as a result of the COVID-19 pandemic has increased the amount of capital needed by the Utilities and could impact the costs of such capital.

The decline in business activity in the Utilities’ service territory as a result of the COVID-19 pandemic resulted in lower billed sales revenues and a slower recovery in cash of outstanding customer accounts receivable balances in 2020 and the first half of 2021. These trends will likely continue through 2021.

The Utilities’ rate plans have revenue decoupling mechanisms in their New York electric and gas businesses that largely reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC per month and accumulate the deferred balances semi-annually under CECONY's electric rate plan (January through June and July through December, respectively) and annually under CECONY's gas rate plan and O&R New York's electric and gas rate plans (January through December). Differences are accrued with interest each month for CECONY's and O&R New York’s electric customers and after the annual deferral period ends for CECONY's and O&R New York’s gas customers for refund to, or recovery from customers, as applicable. Generally, the refund to or recovery from customers begins August and February of each year over an ensuing six-month period for CECONY's electric customers and February of each year over an ensuing twelve-month period for CECONY's gas and O&R New York's electric and gas customers. Although these revenue decoupling mechanisms are in place, lower billed sales revenues and higher uncollectible accounts have reduced and is expected to continue to reduce liquidity at the Utilities. Also, in March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers and such suspensions may continue through 2021.

For the six months ended June 30, 2021, the estimated late payment charges and fees that were not billed by CECONY and O&R were approximately $35 million and $2 million lower than the amounts that were approved to be collected pursuant to their rate plans, respectively. These unbilled amounts have reduced and may continue to reduce liquidity at the Utilities. See "COVID-19 Regulatory Matters" in Note B and Note K to the Second Quarter Financial Statements.

Con Edison and the Utilities have a $2,250 million credit agreement (Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until December 2023 ($2,200 million of commitments from December 2022). Con Edison and the Utilities have not entered into any loans under the Credit Agreement. See Note D to the Second Quarter Financial Statements.

Results of Operations

Net income for common stock and earnings per share for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$128	$152	$0.37	$0.45	$593	$558	$1.72	$1.67
O&R	—	(2)	—	—	27	29	0.08	0.09
Clean Energy Businesses (a)	68	34	0.19	0.10	117	(49)	0.34	(0.15)
Con Edison Transmission (b)	(21)	14	(0.05)	0.04	(142)	28	(0.41)	0.08
Other (c)	(10)	(8)	(0.03)	(0.02)	(11)	(1)	(0.03)	—
Con Edison (d)	$165	$190	$0.48	$0.57	$584	$565	$1.70	$1.69
(a)Net income for common stock from the Clean Energy Businesses for the three and six months ended June 30, 2021 includes $(20) million or $(0.06) a share and $29 million or $0.09 a share, respectively, of net after-tax mark-to-market losses, reflects $36 million or $0.10 a share (after-tax) and $34 million or $0.10 a share (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting and includes $(3) million or $(0.01) a share (after-tax) and $(3) million or $(0.01) a share (after-tax), respectively, for the loss from the sale of a renewable electric production project. Net income for common stock from the Clean Energy Businesses for the three and six months ended June 30, 2020 includes $(2) million a share and $(65) million or $(0.19) a share, respectively, of net after-tax mark-to-market losses and reflects $9 million or $0.03 a share (after-tax) and $22 million or $0.07 a share (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note P to the Second Quarter Financial Statements.
(b)Net income for common stock from Con Edison Transmission for the three and six months ended June 30, 2021 includes $(28) million or $(0.08) a share and $(153) million or $(0.44) a share of net after-tax impairment loss related to its investment in Stagecoach. See Note A to the Second Quarter Financial Statements.
(c)Other includes parent company and consolidation adjustments. Net income for common stock for the three and six months ended June 30, 2021 includes $(3) million (after-tax) and $(3) million (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting and $1 million and $6 million or $0.01 a share, respectively, of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Stagecoach. See Note A to the Second Quarter Financial Statements.
(d)Earnings per share on a diluted basis were $0.48 a share and $0.57 a share for the three months ended June 30, 2021 and 2020, respectively, and $1.70 a share and $1.69 a share for the six months ended June 30, 2021 and 2020.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and six months ended June 30, 2021 as compared with the 2020 period.

Variation for the Three Months Ended June 30, 2021 vs. 2020
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Deferral of increases to reserve for uncollectibles associated with the Coronavirus Disease (COVID-19) pandemic began in the third quarter of 2020	$11	$0.03
Higher electric rate base	8	0.02
Higher gas rate base	4	0.01
Higher healthcare costs	(19)	(0.06)
Higher costs related to heat events	(7)	(0.02)
Weather impact on steam revenues	(6)	(0.02)
Lower Employee Retention Tax Credit received under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in 2021	(3)	(0.01)
Lower purchase of receivables discount revenue in 2021	(2)	(0.01)
Lower Earnings Adjustment Mechanisms recorded in 2021	(2)	(0.01)
Dilutive effect of stock issuances	—	(0.01)
Other	(8)	—
Total CECONY	(24)	(0.08)
O&R (a)
Other	2	—
Total O&R	2	—
Clean Energy Businesses
Higher revenues	68	0.20
HLBV effects	45	0.13
Gain on sale of a renewable electric project	4	0.01
Higher operations and maintenance expenses	(62)	(0.18)
Net mark-to-market effects of the Clean Energy Businesses	(18)	(0.06)
Loss from sale of a renewable electric production project	(3)	(0.01)
Total Clean Energy Businesses	34	0.09
Con Edison Transmission
Impairment loss on Stagecoach	(28)	(0.08)
Foregoing Allowance for Funds Used During Construction income starting in January 2021 until significant construction resumes on the Mountain Valley Pipeline	(11)	(0.03)
Other	4	0.02
Total Con Edison Transmission	(35)	(0.09)
Other, including parent company expenses
HLBV tax effects	(3)	—
Impairment tax benefit on Stagecoach	1	—
Other	—	(0.01)
Total Other, including parent company expenses	(2)	(0.01)
Total Reported (GAAP basis)	$(25)	$(0.09)

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

Variation for the Six Months Ended June 30, 2021 vs. 2020
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher gas rate base	$24	$0.07
Weather impact on steam revenues	15	0.05
Higher electric rate base	15	0.04
Deferral of increases to reserve for uncollectibles associated with the COVID-19 pandemic began in the third quarter of 2020	14	0.04
Timing of compensation cost	9	0.03
Lower incremental costs associated with the COVID-19 pandemic	7	0.02
Higher costs related to winter storms and heat events	(26)	(0.08)
Higher healthcare costs	(19)	(0.06)
Uncollected late payment charges and certain other fees associated with the COVID-19 pandemic	(11)	(0.03)
Dilutive effect of stock issuances	—	(0.05)
Other	7	0.02
Total CECONY	35	0.05
O&R (a)
Higher storm-related costs	(4)	(0.01)
Other	2	—
Total O&R	(2)	(0.01)
Clean Energy Businesses
Higher revenues	125	0.37
Net mark-to-market effects of the Clean Energy Businesses	95	0.28
HLBV effects	56	0.17
Gain on sale of a renewable electric project	4	0.01
Higher operations and maintenance expenses	(96)	(0.29)
Higher gas purchased for resale	(17)	(0.05)
Loss from sale of a renewable electric production project	(3)	(0.01)
Other	2	0.01
Total Clean Energy Businesses	166	0.49
Con Edison Transmission
Impairment losses on Stagecoach	(153)	(0.44)
Foregoing Allowance for Funds Used During Construction income starting in January 2021 until significant construction resumes on the Mountain Valley Pipeline	(21)	(0.06)
Other	4	0.01
Total Con Edison Transmission	(170)	(0.49)
Other, including parent company expenses
Impairment tax benefits on Stagecoach	6	0.01
Lower consolidated state income tax benefit	(12)	(0.04)
HLBV tax effects	(3)	—
Other	(1)	—
Total Other, including parent company expenses	(10)	(0.03)
Total Reported (GAAP basis)	$19	$0.01

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

The Companies’ other operations and maintenance expenses for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2021	2020	2021	2020
CECONY
Operations	$410	$383	$838	$787
Pensions and other postretirement benefits	(8)	(43)	(17)	(63)
Health care and other benefits	55	29	92	66
Regulatory fees and assessments (a)	75	75	153	160
Other	58	105	132	167
Total CECONY	590	549	1,198	1,117
O&R	77	77	157	152
Clean Energy Businesses	136	53	235	107
Con Edison Transmission	2	2	5	5
Other (b)	(1)	(1)	(2)	(1)
Total other operations and maintenance expenses	$804	$680	$1,593	$1,380
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.
(b)Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2021 and 2020 follows. For additional business segment financial information, see Note M to the Second Quarter Financial Statements.

The Companies’ results of operations for the three months ended June 30, 2021 and 2020 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues	$2,486	$2,345	$194	$175	$291	$198	$1	$1	$(1)	$—	$2,971	$2,719
Purchased power	417	345	47	35	—	—	—	—	(1)	—	463	380
Fuel	29	23	—	—	—	—	—	—	—	—	29	23
Gas purchased for resale	63	64	13	10	7	3	—	—	—	—	83	77
Other operations and maintenance	590	549	77	77	136	53	2	2	(1)	(1)	804	680
Depreciation and amortization	423	396	24	23	55	57	—	—	—	—	502	476
Taxes, other than income taxes	643	579	22	20	4	3	—	—	3	2	672	604
Operating income	321	389	11	10	89	82	(1)	(1)	(2)	(1)	418	479
Other income less deductions (c)	(23)	(40)	(3)	(3)	1	1	(23)	25	(2)	(4)	(50)	(21)
Net interest expense	186	190	10	11	56	37	4	4	5	5	261	247
Income before income tax expense	112	159	(2)	(4)	34	46	(28)	20	(9)	(10)	107	211
Income tax expense	(16)	7	(2)	(2)	13	—	(7)	6	1	(2)	(11)	9
Net income	$128	$152	$—	$(2)	$21	$46	$(21)	$14	$(10)	$(8)	$118	$202
Income (loss) attributable to non-controlling interest	—	—	—	—	(47)	12	—	—	—	—	(47)	12
Net income for common stock	$128	$152	$—	$(2)	$68	$34	$(21)	$14	$(10)	$(8)	$165	$190
(a)Includes parent company and consolidation adjustments.
(b)Represents the consolidated results of operations of Con Edison and its businesses.
(c)For the three months ended June 30, 2021, Con Edison Transmission recorded a pre-tax impairment loss of $39 million ($27 million, after-tax) in investment in Stagecoach. See “Investments” in Note A to the Second Quarter Financial Statements.

CECONY

	For the Three Months Ended June 30, 2021				For the Three Months Ended June 30, 2020
(Millions of Dollars)	Electric	Gas	Steam	2021 Total	Electric	Gas	Steam	2020 Total	2021-2020 Variation
Operating revenues	$1,963	$449	$74	$2,486	$1,845	$416	$84	$2,345	$141
Purchased power	411	—	6	417	340	—	5	345	72
Fuel	23	—	6	29	7	—	16	23	6
Gas purchased for resale	—	63		63	—	64	—	64	(1)
Other operations and maintenance	460	91	39	590	422	87	40	549	41
Depreciation and amortization	320	80	23	423	301	72	23	396	27
Taxes, other than income taxes	494	116	33	643	457	88	34	579	64
Operating income	$255	$99	$(33)	$321	$318	$105	$(34)	$389	$(68)

Electric
CECONY’s results of electric operations for the three months ended June 30, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2021	June 30, 2020	Variation
Operating revenues	$1,963	$1,845	$118
Purchased power	411	340	71
Fuel	23	7	16
Other operations and maintenance	460	422	38
Depreciation and amortization	320	301	19
Taxes, other than income taxes	494	457	37
Electric operating income	$255	$318	$(63)

CECONY’s electric sales and deliveries for the three months ended June 30, 2021 compared with the 2020 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2021	June 30, 2020	Variation	Percent Variation		June 30, 2021	June 30, 2020	Variation	Percent Variation
Residential/Religious (b)	2,316	2,294	22	1.0%		$637	$616	$21	3.4%
Commercial/Industrial	1,982	2,117	(135)	(6.4)		477	414	63	15.2
Retail choice customers	4,807	5,007	(200)	(4.0)		566	502	64	12.7
NYPA, Municipal Agency and other sales	2,099	2,066	33	1.6		160	145	15	10.3
Other operating revenues (c)	—	—	—	—		123	168	(45)	(26.8)
Total	11,204	11,484	(280)	(2.4)%	(d)	$1,963	$1,845	$118	6.4%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased by 1.3 percent in the three months ended June 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $118 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher purchased power expenses ($71 million), an increase in revenues from the electric rate plan ($29 million), and higher fuel expenses ($16 million).

Purchased power expenses increased $71 million in the three months ended June 30, 2021 compared with the 2020 period due to higher unit costs ($41 million) and purchased volumes ($31 million).

Fuel expenses increased $16 million in the three months ended June 30, 2021 compared with the 2020 period due to higher unit costs ($19 million), offset in part by lower purchased volumes from the company's electric generating facilities ($3 million).

Other operations and maintenance expenses increased $38 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher healthcare costs ($18 million), higher costs for pensions and other postretirement benefits ($9 million), higher costs related to heat events ($9 million) and higher municipal infrastructure support ($1 million).

Depreciation and amortization increased $19 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $37 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher property taxes ($26 million), higher state and local taxes ($4 million) and lower deferral of under-collected property taxes ($4 million).

Gas
CECONY’s results of gas operations for the three months ended June 30, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2021	June 30, 2020	Variation
Operating revenues	$449	$416	$33
Gas purchased for resale	63	64	(1)
Other operations and maintenance	91	87	4
Depreciation and amortization	80	72	8
Taxes, other than income taxes	116	88	28
Gas operating income	$99	$105	$(6)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2021 compared with the 2020 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2021	June 30, 2020	Variation	Percent Variation		June 30, 2021	June 30, 2020	Variation	Percent Variation
Residential	8,852	10,602	(1,750)	(16.5%)		$205	$192	$13	6.8%
General	6,618	6,646	(28)	(0.4)		87	63	24	38.1
Firm transportation	14,994	17,112	(2,118)	(12.4)		139	124	15	12.1
Total firm sales and transportation	30,464	34,360	(3,896)	(11.3)	(b)	431	379	52	13.7
Interruptible sales (c)	1,696	2,501	(805)	(32.2)		7	7	—	—
NYPA	12,036	7,664	4,372	57.0		1	1	—	—
Generation plants	11,725	10,239	1,486	14.5		5	5	—	—
Other	4,759	5,078	(319)	(6.3)		7	8	(1)	(12.5)
Other operating revenues (d)	—	—	—	—		(2)	16	(18)	Large
Total	60,680	59,842	838	1.4%		$449	$416	$33	7.9%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 1.4 percent in the three months ended June 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
(c)Includes 680 thousand and 1,315 thousand of Dt for the 2021 and 2020 periods, respectively, which are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $33 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to an increase in revenues from the gas rate plan ($40 million), offset in part by lower gas purchased for resale ($1 million).

Gas purchased for resale decreased $1 million in the three months ended June 30, 2021 compared with the 2020 period due to lower purchased volumes ($2 million), offset in part by higher unit costs ($1 million).

Other operations and maintenance expenses increased $4 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher healthcare costs.

Depreciation and amortization increased $8 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $28 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to lower deferral of under-collected property taxes ($15 million), higher property taxes ($10 million), and higher state and local taxes ($2 million).

Steam
CECONY’s results of steam operations for the three months ended June 30, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2021	June 30, 2020	Variation
Operating revenues	$74	$84	$(10)
Purchased power	6	5	1
Fuel	6	16	(10)
Other operations and maintenance	39	40	(1)
Depreciation and amortization	23	23	—
Taxes, other than income taxes	33	34	(1)
Steam operating income	$(33)	$(34)	$1

CECONY’s steam sales and deliveries for the three months ended June 30, 2021 compared with the 2020 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2021	June 30, 2020	Variation	Percent Variation		June 30, 2021	June 30, 2020	Variation	Percent Variation
General	58	65	(7)	(10.8%)		$3	$4	$(1)	(25.0)%
Apartment house	867	1,037	(170)	(16.4)		21	26	(5)	(19.2)
Annual power	1,823	1,920	(97)	(5.1)		47	52	(5)	(9.6)
Other operating revenues (a)	—	—	—	—		3	2	1	50.0
Total	2,748	3,022	(274)	(9.1)%	(b)	$74	$84	$(10)	(11.9)%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries increased 7.9 percent in the three months ended June 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues decreased $10 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to lower fuel expense ($10 million), the impact of the milder than normal weather ($8 million), offset in part by higher usage by steam customers ($5 million) and higher purchased power expenses ($1 million).

Purchased power increased $1 million in the three months ended June 30, 2021 compared with the 2020 period due to higher unit costs.

Fuel decreased $10 million in the three months ended June 30, 2021 compared with the 2020 period due to lower unit costs ($10 million).

Other operations and maintenance expenses decreased $1 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to lower surcharges for assessments and fees that are collected in revenues from customers.

Taxes, other than income taxes decreased $1 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher deferral of under-collected property taxes.

Other Income (Deductions)
Other income (deductions) increased $17 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost.

Net Interest Expense
Net Interest Expense decreased $4 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to lower interest on allowance for borrowed funds used during construction ($2 million) and lower interest accrued on the system benefit charge liability ($1 million).

Income Tax Expense
Income taxes decreased $23 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to lower income before income tax expense ($10 million), lower state income taxes ($3 million), lower allowance for uncollectible accounts ($3 million), higher settlement payments related to injuries and damages ($2 million) and an increase in the amortization of excess deferred federal income taxes due to the TCJA ($4 million).

O&R

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
(Millions of Dollars)	Electric	Gas	2021 Total	Electric	Gas	2020 Total	2021-2020 Variation
Operating revenues	$153	$41	$194	$138	$37	$175	$19
Purchased power	47	—	47	35	—	35	12
Gas purchased for resale	—	13	13	—	10	10	3
Other operations and maintenance	61	16	77	61	16	77	—
Depreciation and amortization	17	7	24	16	7	23	1
Taxes, other than income taxes	14	8	22	13	7	20	2
Operating income	$14	$(3)	$11	$13	$(3)	$10	$1

Electric
O&R’s results of electric operations for the three months ended June 30, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2021	June 30, 2020	Variation
Operating revenues	$153	$138	$15
Purchased power	47	35	12
Other operations and maintenance	61	61	—
Depreciation and amortization	17	16	1
Taxes, other than income taxes	14	13	1
Electric operating income	$14	$13	$1

O&R’s electric sales and deliveries for the three months ended June 30, 2021 compared with the 2020 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2021	June 30, 2020	Variation	Percent Variation		June 30, 2021	June 30, 2020	Variation	Percent Variation
Residential/Religious (b)	405	415	(10)	(2.4%)		$72	$70	$2	2.9%
Commercial/Industrial	204	174	30	17.2		26	26	—	—
Retail choice customers	707	616	91	14.8		53	42	11	26.2
Public authorities	26	24	2	8.3		2	1	1	Large
Other operating revenues (c)	—	—	—	—		—	(1)	1	Large
Total	1,342	1,229	113	9.2%	(d)	$153	$138	$15	10.9%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 5.9 percent in the three months ended June 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $15 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher purchased power expenses ($12 million) and higher revenues from the New York electric rate plan ($3 million).

Purchased power expenses increased $12 million in the three months ended June 30, 2021 compared with the 2020 period due to higher unit costs ($5 million) and higher purchased volumes ($7 million).

Depreciation and amortization increased $1 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $1 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher payroll taxes.

Gas
O&R’s results of gas operations for the three months ended June 30, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2021	June 30, 2020	Variation
Operating revenues	$41	$37	$4
Gas purchased for resale	13	10	3
Other operations and maintenance	16	16	—
Depreciation and amortization	7	7	—
Taxes, other than income taxes	8	7	1
Gas operating income	$(3)	$(3)	$—

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2021 compared with the 2020 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2021	June 30, 2020	Variation	Percent Variation		June 30, 2021	June 30, 2020	Variation	Percent Variation
Residential	1,618	1,686	(68)	(4.0%)		$24	$19	$5	26.3%
General	363	294	69	23.5		3	3	—	—
Firm transportation	1,193	1,452	(259)	(17.8)		10	11	(1)	(9.1)
Total firm sales and transportation	3,174	3,432	(258)	(7.5)	(b)	37	33	4	12.1
Interruptible sales	940	771	169	21.9		2	1	1	Large
Generation plants	8	3	5	Large		—	—	—	—
Other	64	127	(63)	(49.6)		1	—	1	—
Other gas revenues	—	—	—	—		1	3	(2)	(66.7)
Total	4,186	4,333	(147)	(3.4%)		$41	$37	$4	10.8%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes increased 6.1 percent in the three months ended June 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $4 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher gas purchased for resale.

Gas purchased for resale increased $3 million in the three months ended June 30, 2021 compared with the 2020 period due to higher unit costs ($4 million), offset in part by lower purchased volumes ($1 million).

Taxes, other than income taxes increased $1 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher property taxes and payroll taxes.
Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended June 30, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2021	June 30, 2020	Variation
Operating revenues	$291	$198	$93
Gas purchased for resale	7	3	4
Other operations and maintenance	136	53	83
Depreciation and amortization	55	57	(2)
Taxes, other than income taxes	4	3	1
Operating income	$89	$82	$7

Operating revenues increased $93 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher revenue from renewable electric production projects ($73 million), higher wholesale revenues ($11 million), higher energy services revenues ($10 million), offset in part by net mark-to-market values ($1 million).

Gas purchased for resale increased $4 million in the three months ended June 30, 2021 compared with the 2020 period due to higher purchased volumes.

Other operations and maintenance expenses increased $83 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher costs from engineering, procurement and construction of renewable electric projects for customers.

Net Interest Expense
Net interest expense increased $19 million in the three months ended June 30, 2021 compared with the 2020 period due to higher unrealized losses on interest rate swaps in the 2021 period.

Income Tax Expense
Income taxes increased $13 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to lower income attributable to non-controlling interest ($15 million), offset in part by lower income before income tax expense ($2 million).

Income (Loss) Attributable to Non-Controlling Interest
Income attributable to non-controlling interest decreased $59 million to a loss of $47 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to lower income attributable in the 2021 period to a tax equity investor in renewable electric projects accounted for under the HLBV method of accounting. See Note P to the Second Quarter Financial Statements.

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) decreased $48 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to a pre-tax impairment loss related to Con Edison Transmission's investment in Stagecoach and MVP foregoing AFUDC income starting January 2021 until significant construction resumes.

Income Tax Expense
Income taxes decreased $13 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to lower income before income tax expense ($10 million) and lower state income taxes ($3 million).

Other
Income Tax Expense
Income taxes increased $3 million in the three months ended June 30, 2021 compared with the 2020 period primarily due to higher state income tax expense.

The Companies’ results of operations for the six months ended June 30, 2021 and 2020 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues	$5,692	$5,200	$442	$408	$515	$344	$2	$2	$(3)	$(1)	$6,648	$5,953
Purchased power	813	618	88	71	—	—	—	—	(1)	(1)	900	688
Fuel	122	101	—	—	—	—	—	—	—	—	122	101
Gas purchased for resale	296	260	44	33	39	16	—	—	—	—	379	309
Other operations and maintenance	1,198	1,117	157	152	235	107	5	5	(2)	(1)	1,593	1,380
Depreciation and amortization	838	786	47	45	114	115	1	—	—	—	1,000	946
Taxes, other than income taxes	1,317	1,186	45	42	10	10	—	—	3	4	1,375	1,242
Operating income	1,108	1,132	61	65	117	96	(4)	(3)	(3)	(3)	1,279	1,287
Other income less deductions (c)	(46)	(100)	(6)	(8)	—	1	(183)	51	(2)	(3)	(237)	(59)
Net interest expense	371	372	21	20	26	160	7	9	11	9	436	570
Income before income tax expense	691	660	34	37	91	(63)	(194)	39	(16)	(15)	606	658
Income tax expense	98	102	7	8	20	(43)	(52)	11	(5)	(14)	68	64
Net income	$593	$558	$27	$29	$71	$(20)	$(142)	$28	$(11)	$(1)	$538	$594
Income (loss) attributable to non-controlling interest	—	—	—	—	(46)	29	—	—	—	—	(46)	29
Net income for common stock	$593	$558	$27	$29	$117	$(49)	$(142)	$28	$(11)	$(1)	$584	$565
(a)Includes parent company and consolidation adjustments.
(b)Represents the consolidated results of operations of Con Edison and its businesses.
(c)For the six months ended June 30, 2021, Con Edison Transmission recorded pre-tax impairment losses of $211 million ($147 million, after-tax) on its investment in Stagecoach. See “Investments” in Note A to the Second Quarter Financial Statements.

CECONY

	For the Six Months Ended June 30, 2021				For the Six Months Ended June 30, 2020
(Millions of Dollars)	Electric	Gas	Steam	2021 Total	Electric	Gas	Steam	2020 Total	2021-2020 Variation
Operating revenues	$3,931	$1,423	$338	$5,692	$3,616	$1,250	$334	$5,200	$492
Purchased power	795	—	18	813	604	—	14	618	195
Fuel	69	—	53	122	38	—	63	101	21
Gas purchased for resale	—	296	—	296	—	260	—	260	36
Other operations and maintenance	934	184	80	1,198	853	182	82	1,117	81
Depreciation and amortization	635	157	46	838	598	143	45	786	52
Taxes, other than income taxes	997	248	72	1,317	923	191	72	1,186	131
Operating income	$501	$538	$69	$1,108	$600	$474	$58	$1,132	$(24)

Electric
CECONY’s results of electric operations for the six months ended June 30, 2021 compared with the 2020 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2021	June 30, 2020	Variation
Operating revenues	$3,931	$3,616	$315
Purchased power	795	604	191
Fuel	69	38	31
Other operations and maintenance	934	853	81
Depreciation and amortization	635	598	37
Taxes, other than income taxes	997	923	74
Electric operating income	$501	$600	$(99)

CECONY’s electric sales and deliveries for the six months ended June 30, 2021 compared with the 2020 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2021	June 30, 2020	Variation	Percent Variation		June 30, 2021	June 30, 2020	Variation	Percent Variation
Residential/Religious (b)	4,922	4,637	285	6.1%		$1,390	$1,225	$165	13.5%
Commercial/Industrial	4,336	4,518	(182)	(4.0)		1,005	848	157	18.5
Retail choice customers	10,036	10,720	(684)	(6.4)		1,147	1,057	90	8.5
NYPA, Municipal Agency and other sales	4,387	4,440	(53)	(1.2)		308	289	19	6.6
Other operating revenues (c)	—	—	—	—		81	197	(116)	(58.9)
Total	23,681	24,315	(634)	(2.6)%	(d)	$3,931	$3,616	$315	8.7%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 3.5 percent in the six months ended June 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $315 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher purchased power expenses ($191 million), an increase in revenues from the electric rate plan ($83 million) and higher fuel expenses ($31 million).

Purchased power expenses increased $191 million in the six months ended June 30, 2021 compared with the 2020 period due to higher purchased volumes ($127 million) and unit costs ($63 million).

Fuel expenses increased $31 million in the six months ended June 30, 2021 compared with the 2020 period due to higher unit costs ($34 million), offset in part by lower purchased volumes from the company’s electric generating facilities ($3 million).

Other operations and maintenance expenses increased $81 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher costs for pension and other postretirement benefits ($36 million), higher costs related to winter storms and heat events ($34 million), higher healthcare costs ($14 million), offset in part by surcharges for assessments and fees that are collected in revenues from customers ($7 million).

Depreciation and amortization increased $37 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $74 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher property taxes ($52 million), lower deferral of under-collected property taxes ($8 million) and higher state and local taxes ($11 million).

Gas
CECONY’s results of gas operations for the six months ended June 30, 2021 compared with the 2020 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2021	June 30, 2020	Variation
Operating revenues	$1,423	$1,250	$173
Gas purchased for resale	296	260	36
Other operations and maintenance	184	182	2
Depreciation and amortization	157	143	14
Taxes, other than income taxes	248	191	57
Gas operating income	$538	$474	$64

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2021 compared with the 2020 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2021	June 30, 2020	Variation	Percent Variation		June 30, 2021	June 30, 2020	Variation	Percent Variation
Residential	35,073	32,846	2,227	6.8%		$660	$575	$85	14.8%
General	19,530	19,048	482	2.5		254	201	53	26.4
Firm transportation	49,840	50,029	(189)	(0.4)		455	428	27	6.3
Total firm sales and transportation	104,443	101,923	2,520	2.5	(b)	1,369	1,204	165	13.7
Interruptible sales (c)	3,549	4,987	(1,438)	(28.8)		16	18	(2)	(11.1)
NYPA	21,415	15,744	5,671	36.0		1	1	—	—
Generation plants	17,698	20,414	(2,716)	(13.3)		10	10	—	—
Other	11,679	12,024	(345)	(2.9)		22	21	1	4.8
Other operating revenues (d)	—	—	—	—		5	(4)	9	Large
Total	158,784	155,092	3,692	2.4%		$1,423	$1,250	$173	13.8%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 0.6 percent in the six months ended June 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
(c)Includes 1,128 thousand and 2,285 thousand of Dt for the 2021 and 2020 periods, respectively, which are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $173 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to an increase in revenues from the gas rate plan ($131 million) and higher gas purchased for resale expense ($36 million).

Gas purchased for resale increased $36 million in the six months ended June 30, 2021 compared with the 2020 period due to higher purchased volumes ($19 million) and higher unit costs ($17 million).

Other operations and maintenance expenses increased $2 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher costs for pension and other postretirement benefits ($7 million), higher healthcare costs ($3 million), offset in part by municipal infrastructure support ($8 million).

Depreciation and amortization increased $14 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $57 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to lower deferral of under-collected property taxes ($31 million), higher property taxes ($20 million) and higher state and local taxes ($5 million).

Steam
CECONY’s results of steam operations for the six months ended June 30, 2021 compared with the 2020 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2021	June 30, 2020	Variation
Operating revenues	$338	$334	$4
Purchased power	18	14	4
Fuel	53	63	(10)
Other operations and maintenance	80	82	(2)
Depreciation and amortization	46	45	1
Taxes, other than income taxes	72	72	—
Steam operating income	$69	$58	$11

CECONY’s steam sales and deliveries for the six months ended June 30, 2021 compared with the 2020 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2021	June 30, 2020	Variation	Percent Variation		June 30, 2021	June 30, 2020	Variation	Percent Variation
General	392	327	65	19.9%		$18	$16	$2	12.5%
Apartment house	3,180	3,213	(33)	(1.0)		87	91	(4)	(4.4)
Annual power	6,984	6,438	546	8.5		222	213	9	4.2
Other operating revenues (a)	—	—	—	—		11	14	(3)	(21.4)
Total	10,556	9,978	578	5.8%	(b)	$338	$334	$4	1.2%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 3.1 percent in the six months ended June 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $4 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to the impact of colder weather ($21 million), higher purchased power expenses ($4 million), offset in part by lower fuel expenses ($10 million), lower usage by customers due to COVID-19 pandemic ($4 million) and by a tax law surcharge ($6 million).

Purchased power expenses increased $4 million in the six months ended June 30, 2021 compared with the 2020 period due to higher unit costs ($4 million).

Fuel expenses decreased $10 million in the six months ended June 30, 2021 compared with the 2020 period due to lower unit costs ($14 million), offset in part by higher purchased volumes from the company’s steam generating facilities ($4 million).

Other operations and maintenance expenses decreased $2 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to lower municipal infrastructure support.

Depreciation and amortization increased $1 million in the six months ended June 30, 2021 compared with the 2020 period due to higher steam utility balances.

Other Income (Deductions)
Other income (deductions) increased $54 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($46 million).

Net Interest Expense
Net interest expense decreased $1 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to lower interest expense for short-term debt ($5 million), lower interest accrued on the system benefit charge liability ($3 million), lower interest accrued on deferred storm costs ($1 million), lower interest on deposits ($1 million), offset in part by higher interest on long-term debt ($13 million).

Income Tax Expense
Income taxes decreased $4 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to an increase in the amortization of excess deferred federal income taxes due to CECONY’s electric and gas rate plans that went into effect in January 2020 ($8 million), lower allowance for uncollectible accounts ($4 million), higher settlement payments related to injuries and damages ($1 million), an increase in the research and development credit ($1 million), offset in part by higher income before income tax expense ($7 million), higher state income taxes ($2 million), and higher plant related items ($2 million).

O&R

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
(Millions of Dollars)	Electric	Gas	2021 Total	Electric	Gas	2020 Total	2021-2020 Variation
Operating revenues	$299	$143	$442	$274	$134	$408	$34
Purchased power	88	—	88	71	—	71	17
Gas purchased for resale	—	44	44	—	33	33	11
Other operations and maintenance	126	31	157	118	34	152	5
Depreciation and amortization	34	13	47	32	13	45	2
Taxes, other than income taxes	29	16	45	26	16	42	3
Operating income	$22	$39	$61	$27	$38	$65	$(4)

Electric
O&R’s results of electric operations for the six months ended June 30, 2021 compared with the 2020 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2021	June 30, 2020	Variation
Operating revenues	$299	$274	$25
Purchased power	88	71	17
Other operations and maintenance	126	118	8
Depreciation and amortization	34	32	2
Taxes, other than income taxes	29	26	3
Electric operating income	$22	$27	$(5)

O&R’s electric sales and deliveries for the six months ended June 30, 2021 compared with the 2020 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2021	June 30, 2020	Variation	Percent Variation		June 30, 2021	June 30, 2020	Variation	Percent Variation
Residential/Religious (b)	786	767	19	2.5%		$143	$137	$6	4.4%
Commercial/Industrial	404	382	22	5.8		51	53	(2)	(3.8)
Retail choice customers	1,380	1,254	126	10.0		101	82	19	23.2
Public authorities	51	50	1	2.0		4	3	1	33.3
Other operating revenues (c)	—	—	—	—		—	(1)	1	Large
Total	2,621	2,453	168	6.8%	(d)	$299	$274	$25	9.1%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 2.1 percent in the six months ended June 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $25 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher purchased power expenses ($17 million) and higher revenues from the New York electric rate plan ($6 million).

Purchased power expenses increased $17 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher purchased volumes ($10 million) and higher unit costs ($8 million).

Other operations and maintenance expenses increased $8 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher storm-related costs ($5 million), higher tree trimming expenses ($1 million), and higher pension costs ($1 million).

Depreciation and amortization increased $2 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $3 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher property taxes ($1 million) and payroll taxes ($1 million).

Gas
O&R’s results of gas operations for the six months ended June 30, 2021 compared with the 2020 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2021	June 30, 2020	Variation
Operating revenues	$143	$134	$9
Gas purchased for resale	44	33	11
Other operations and maintenance	31	34	(3)
Depreciation and amortization	13	13	—
Taxes, other than income taxes	16	16	—
Gas operating income	$39	$38	$1

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2021 compared with the 2020 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2021	June 30, 2020	Variation	Percent Variation		June 30, 2021	June 30, 2020	Variation	Percent Variation
Residential	6,883	5,761	1,122	19.5%		$90	$70	$20	28.6%
General	1,472	1,225	247	20.2		15	12	3	25.0
Firm transportation	4,778	4,995	(217)	(4.3)		35	38	(3)	(7.9)
Total firm sales and transportation	13,133	11,981	1,152	9.6	(b)	140	120	20	16.7
Interruptible sales	2,158	1,936	222	11.5		4	3	1	33.3
Generation plants	11	3	8	Large		—	—	—	—
Other	245	499	(254)	(50.9)		—	—	—	—
Other gas revenues	—	—	—	—		(1)	11	(12)	Large
Total	15,547	14,419	1,128	7.8%		$143	$134	$9	6.7%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.4 percent in the six months ended June 30, 2021 compared with 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $9 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to an increase in gas purchased for resale ($11 million), higher revenues from the New York gas rate plan ($1 million), offset in part by certain rate plan reconciliations ($2 million).

Gas purchased for resale increased $11 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher purchased volumes ($9 million) and unit costs ($1 million).

Other operations and maintenance expenses decreased $3 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to lower pension costs ($1 million) and lower spending on leak repairs ($1 million).

Income Tax Expense
Income taxes decreased $1 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to lower income before income tax expense.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the six months ended June 30, 2021 compared with the 2020 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2021	June 30, 2020	Variation
Operating revenues	$515	$344	$171
Gas purchased for resale	39	16	23
Other operations and maintenance	235	107	128
Depreciation and amortization	114	115	(1)
Taxes, other than income taxes	10	10	—
Operating income	$117	$96	$21

Operating revenues increased $171 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher revenue from renewable electric production projects ($109 million), higher wholesale revenues ($34 million), higher energy services revenues ($26 million) and net mark-to-market values ($2 million).

Gas purchased for resale increased $23 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher purchased volumes.

Other operations and maintenance expenses increased $128 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher costs from engineering, procurement and construction of renewable electric projects for customers.

Net Interest Expense
Net interest expense decreased $134 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to lower unrealized losses on interest rate swaps in the 2021 period.

Income Tax Expense
Income taxes increased $63 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to higher income before income tax expense ($32 million), lower income attributable to non-controlling interests ($18 million), higher state income taxes ($6 million), and the absence of a tax benefit due to the change in the federal corporate income tax rate recognized for a loss carryback from the 2018 tax year to the 2013 tax year as allowed under the CARES Act signed into law during the first quarter of 2020 ($4 million).

Income (Loss) Attributable to Non-Controlling Interest
Income attributable to non-controlling interest decreased $75 million to a loss of $46 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to lower income attributable in the 2021 period to a tax equity investor in renewable electric projects accounted for under the HLBV method of accounting. See Note P to the Second Quarter Financial Statements.

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) decreased $234 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to pre-tax impairment losses of $211 million related to Con Edison Transmission's investment in Stagecoach and MVP foregoing AFUDC income starting January 2021 until significant construction resumes. See "Investments" in Note A to the Second Quarter Financial Statements.

Income Tax Expense
Income taxes decreased $63 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to lower income before income tax expense ($49 million) and lower state income taxes ($15 million).

Other
Income Tax Expense
Income taxes increased $9 million in the six months ended June 30, 2021 compared with the 2020 period primarily due to lower consolidated state income tax benefit.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the six months ended June 30, 2021 and 2020 are summarized as follows:

	For the Six Months Ended June 30,
	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Operating activities	$1,096	$975	$72	$74	$(142)	$653	$507	$(4)	$(140)	$(518)	$1,393	$1,180
Investing activities	(1,841)	(1,574)	(106)	(95)	(47)	(273)	(6)	10	—	—	(2,000)	(1,932)
Financing activities	663	762	16	8	131	(405)	(501)	(6)	40	521	349	880
Net change for the period	(82)	163	(18)	(13)	(58)	(25)	—	—	(100)	3	(258)	128
Balance at beginning of period	1,067	933	37	32	187	251	—	—	145	1	1,436	1,217
Balance at end of period (c)	$985	$1,096	$19	$19	$129	$226	$—	$—	$45	$4	$1,178	$1,345
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
Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges or credits include depreciation, deferred income tax expense, amortizations of certain regulatory assets and liabilities, and accrued unbilled revenue. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ New York electric and gas rate plans. For Con Edison, net income for the six months ended June 30, 2021 also included non-cash losses recognized with respect to an impairment of Con Edison Transmission’s investment in Stagecoach. See “Investments” in Note A to the Second Quarter Financial Statements.

Net cash flows from operating activities for the six months ended June 30, 2021 for Con Edison and CECONY were $213 million and $121 million higher, respectively, than in the 2020 period. The changes in net cash flows for Con Edison and CECONY primarily reflect a change in pension and retiree benefit obligations ($69 million and $68 million, respectively), for Con Edison, lower prepayments ($47 million), lower other receivables and other current assets ($43 million and $46 million, respectively), lower system benefit charge ($24 million and $24 million, respectively), and for Con Edison, lower taxes receivable ($15 million).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers and recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $68 million and $267 million higher, respectively, for the six months ended June 30, 2021 compared with the 2020 period. The change for Con Edison primarily reflects an increase in utility construction expenditures at CECONY ($244 million) and O&R ($9 million), offset in part by the proceeds from the divestiture of renewable electric projects at the Clean Energy Businesses ($183 million).

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $531 million and $99 million lower, respectively, in the six months ended June 30, 2021 compared with the 2020 period.

In June 2021, Con Edison issued 10,100,000 shares of its common stock resulting in net proceeds of approximately $775 million, after issuance expenses. The net proceeds from the sale of the common shares were invested by Con Edison in CECONY, for funding of its construction expenditures and for its other general corporate purposes. See Note C to the Second Quarter Financial Statements.

In May 2021, Con Edison redeemed at maturity $500 million of 2.00 percent 5-year debentures. See Note C to the Second Quarter Financial Statements.

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

In June 2021, CECONY redeemed at maturity $640 million of floating rate 3-year debentures. See Note C to the Second Quarter Financial Statements.

In June 2021, CECONY issued $750 million aggregate principal amount of 2.40 percent debentures, due 2031, the net proceeds from the sale of which were used to redeem at maturity its $640 million floating rate 3-year debentures and for other general corporate purposes. In June 2021 CECONY also issued $750 million aggregate principal amount of 3.60 percent debentures, due 2061, the net proceeds from the sale of which will be used to pay or reimburse the payment of, in whole or in part, existing and new qualifying eligible green expenditures, such as energy efficiency and clean transportation expenditures, that include those funded on or after January 1, 2021 until the maturity date of the debentures. Pending the allocation of the net proceeds to finance or refinance eligible green expenditures, CECONY used the net proceeds for repayment of short-term debt and temporarily placed the remaining net proceeds in short-term interest-bearing instruments. See Note C to the Second Quarter Financial Statements.

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

In March 2021, a subsidiary of the Clean Energy Businesses agreed to issue $229 million aggregate principal amount of 3.77 percent senior notes, due 2046, that will be secured by equity interests in CED Nevada Virginia. The senior notes will be issued when each project reaches commercial operation, the proceeds from the sale of which will repay a portion of the borrowings outstanding under a construction loan facility. In June 2021 and July 2021, CED Nevada Virginia issued $38 million and $61 million, respectively, of the $229 million senior notes, the proceeds from the sale of which repaid portion of the borrowings outstanding under the construction loan facility. The remaining $130 million of senior notes are expected to be issued when the last of the three projects reaches commercial operation during the third quarter of 2021. See Notes C and D to the Second Quarter Financial Statements.

In February 2021, a subsidiary of the Clean Energy Businesses borrowed $250 million at a variable rate, due 2028, secured by equity interests in four of the company’s solar electric production projects, the interest rate for which was swapped to a fixed rate of 3.39 percent. See Note C to the Second Quarter Financial Statements.
In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement with a tax equity investor for the financing of a portfolio of three of the Clean Energy Businesses’ solar electric production projects (CED Nevada Virginia). Under the financing, the tax equity investor acquired a noncontrolling interest in the portfolio and will receive a percentage of earnings, tax attributes and cash flows. The tax equity investor’s funding obligation is subject to certain conditions precedent and a maximum funding obligation of $270 million. As of June 30, 2021, $99 million had been funded, with an additional $53 million funded in July 2021. The remaining amount is expected to be funded upon the satisfaction of the remaining conditions precedent, including the last of the three projects reaching commercial operation, which is expected to occur during the third quarter of 2021. The Clean Energy Businesses will continue to consolidate this entity and will report the noncontrolling tax equity investor’s interest in the tax equity arrangement. See Notes C and P to the Second Quarter Financial Statements.
Con Edison’s cash flows from financing for the six months ended June 30, 2021 and 2020 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $54 million and $52 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at June 30, 2021 and 2020 and the average daily balances for the six months ended June 30, 2021 and 2020 for Con Edison and CECONY were as follows:

	2021		2020
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30,	Daily average	Outstanding at June 30,	Daily average
Con Edison	$1,052	$1,435	$1,813	$1,117
CECONY	$1,000	$1,317	$1,115	$547
Weighted average yield	0.2%	0.2%	0.2%	1.6%

Capital Requirements and Resources
During the first quarter of 2021, Con Edison increased its estimates for capital requirements for 2021, 2022 and 2023 from $5,985 million to $6,015 million, $4,380 million to $4,644 million and $5,137 million to $5,385 million, respectively. The increase reflects additional investments for the Reliable Clean City (RCC) projects approved by the NYSPSC in April 2021. See “CECONY” – “Electric” – “Electric Supply,” above. The company plans to meet its capital requirements for 2021 through 2023, through internally-generated funds and the issuance of long-term debt and common equity. The company's plans include the issuance of between $1,900 million and $2,600 million of long-term debt, including for maturing securities, primarily at the Utilities, in 2021 and approximately $1,400 million in aggregate of long-term debt at the Utilities during 2022 and 2023. The planned debt issuance is in addition to the issuance of long-term debt secured by the Clean Energy Businesses’ renewable electric production projects. The company's plans also include the issuance of up to $800 million of common equity in 2021 and approximately $700 million in aggregate of common equity during 2022 and 2023, in addition to equity under its dividend reinvestment, employee stock purchase and long-term incentive plans. See Note C to the Second Quarter Financial Statements and “Liquidity and Capital Resources - Cash Flows from Financing Activities,” above.

Capital Resources
For each of the Companies, the common equity ratio at June 30, 2021 and December 31, 2020 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2021	December 31, 2020
Con Edison	48.1	48.3
CECONY	47.5	47.9

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at June 30, 2021 and December 31, 2020 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
ASSETS
Current assets	$4,293	$4,407	$268	$277	$489	$485	$22	$42	$38	$90	$5,110	$5,301
Investments	594	541	27	26	11	—	1,064	1,256	(8)	(7)	1,688	1,816
Net plant	40,434	39,554	2,517	2,469	4,370	4,515	16	17	2	—	47,339	46,555
Other noncurrent assets	6,194	6,465	445	475	1,704	1,848	34	33	405	402	8,782	9,223
Total Assets	$51,515	$50,967	$3,257	$3,247	$6,574	$6,848	$1,136	$1,348	$437	$485	$62,919	$62,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$3,644	$5,247	$310	$356	$1,269	$1,330	$592	$111	$(258)	$310	$5,557	$7,354
Noncurrent liabilities	14,312	14,722	1,206	1,191	105	211	(22)	28	42	(58)	15,643	16,094
Long-term debt	17,635	16,149	893	893	2,491	2,776	—	500	647	64	21,666	20,382
Equity	15,924	14,849	848	807	2,709	2,531	566	709	6	169	20,053	19,065
Total Liabilities and Equity	$51,515	$50,967	$3,257	$3,247	$6,574	$6,848	$1,136	$1,348	$437	$485	$62,919	$62,895
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at June 30, 2021 were $114 million lower than at December 31, 2020. The change in current assets primarily reflects a decrease in accounts receivables from affiliated companies ($93 million), a decrease in cash and temporary cash investments ($82 million), offset in part by an increase in revenue decoupling mechanism receivable ($69 million). See “COVID-19 Regulatory Matters” in Note B to the Second Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above.

Investments at June 30, 2021 were $53 million higher than at December 31, 2020. The change in investments primarily reflects an increase in supplemental retirement income plan assets. See Note E to the Second Quarter Financial Statements.

Net plant at June 30, 2021 was $880 million higher than at December 31, 2020. The change in net plant primarily reflects an increase in electric ($744 million), gas ($538 million), steam ($45 million) and general ($121 million) plant balances, offset in part by an increase in accumulated depreciation ($466 million) and a decrease in construction work in progress ($102 million).

Other noncurrent assets at June 30, 2021 were $271 million lower than at December 31, 2020. The change in other noncurrent assets primarily reflects a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2020, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($458 million) and deferred derivative losses ($42 million). See Notes B, E and F to the Second Quarter Financial Statements. The change in the regulatory asset also reflects the year's amortization of accounting costs. This decrease is offset in part by an increase in the regulatory assets for deferrals for increased costs related to the COVID-19 pandemic ($121 million), deferred pension and other postretirement benefits ($72 million) and deferred storm costs ($29 million). See “Other Regulatory Matters” in Note B and Note G to the Second Quarter Financial Statements.

Current liabilities at June 30, 2021 were $1,603 million lower than at December 31, 2020. The change in current liabilities primarily reflects decreases in notes payable ($660 million), long-term debt due within one year ($640 million), accounts payable ($250 million) and accrued taxes ($31 million).

Noncurrent liabilities at June 30, 2021 were $410 million lower than at December 31, 2020. The change in noncurrent liabilities primarily reflects a decrease in the liability for pension and retiree benefits ($309 million) that primarily reflects the final actuarial valuation, as measured at December 31, 2020, of the plans in accordance with the accounting rules for retirement benefits. See Notes E and F to the Second Quarter Financial Statements. The change also reflects a decrease in the regulatory liability for future income tax ($113 million).

Long-term debt at June 30, 2021 was $1,486 million higher than at December 31, 2020. The change in long-term debt primarily reflects the June 2021 issuance of $1,500 million of debentures. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the Second Quarter Financial Statements.

Equity at June 30, 2021 was $1,075 million higher than at December 31, 2020. The change in equity primarily reflects net income for the six months ended June 30, 2021 ($593 million) and capital contributions from parent ($976 million) in 2021, offset in part by common stock dividends to parent ($494 million) in 2021.

O&R
Net plant at June 30, 2021 was $48 million higher than at December 31, 2020. The change in net plant primarily reflects an increase in electric ($67 million), gas ($23 million), and general ($17 million) plant balances, offset in part by an increase in accumulated depreciation ($36 million) and a decrease in construction work in progress ($23 million).

Other noncurrent assets at June 30, 2021 were $30 million lower than at December 31, 2020. The change in other noncurrent assets primarily reflects a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2020, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($33 million). See Notes B, E and F to the Second Quarter Financial Statements. The change in the regulatory asset also reflects the year's amortization of accounting costs. This decrease is offset in part by an increase in the deferred storm costs ($1 million).

Current liabilities at June 30, 2021 were $46 million lower than at December 31, 2020. The change in current liabilities primarily reflects lower accounts payable ($47 million).

Noncurrent liabilities at June 30, 2021 were $15 million higher than at December 31, 2020. The change in noncurrent liabilities primarily reflects increases in regulatory liabilities ($9 million) and deferred income taxes and unamortized investment tax credits ($8 million), primarily due to accelerated tax depreciation and repair deductions.

Equity at June 30, 2021 was $41 million higher than at December 31, 2020. The change in equity primarily reflects net income for the six months ended June 30, 2021 ($27 million), capital contributions from parent ($35 million) in 2021 and an increase in other comprehensive income ($5 million), offset in part by common stock dividends to parent ($26 million) in 2021.

Clean Energy Businesses
Investments at June 30, 2021 were $11 million higher than at December 31, 2020. The change in investments primarily reflects a tax equity investment.

Net plant at June 30, 2021 was $145 million lower than at December 31, 2020. The change in net plant primarily reflects the divestiture of renewable electric projects. See Note R to the Second Quarter Financial Statements.

Other noncurrent assets at June 30, 2021 were $144 million lower than at December 31, 2020. The change in other noncurrent assets primarily reflects the divestiture of renewable electric projects. See Note R to the Second Quarter Financial Statements.

Current liabilities at June 30, 2021 were $61 million lower than at December 31, 2020. The change in current liabilities primarily reflects new borrowing offset in part by a decrease in receivable from associated companies. See Note C to the Second Quarter Financial Statements.

Noncurrent liabilities at June 30, 2021 were $106 million lower than at December 31, 2020. The change in noncurrent liabilities primarily reflects the change in the fair value of derivative liabilities and the change in deferred taxes.

Long-term debt at June 30, 2021 was $285 million lower than at December 31, 2020. The change in long-term debt primarily reflects the repayment of an intercompany loan from the parent company ($375 million), offset in part by a net increase in project debt ($90 million). See Note C to the Second Quarter Financial Statements.

Equity at June 30, 2021 was $178 million higher than at December 31, 2020. The change in equity primarily reflects an increase in net income for the six months ended June 30, 2021 ($117 million) and a noncontrolling tax equity interest ($92 million) (see Note P to the Second Quarter Financial Statements), offset in part by common stock dividends to parent ($32 million) in 2021.

Con Edison Transmission
Current assets at June 30, 2021 were $20 million lower than at December 31, 2020. The change in current assets primarily reflects a reduction in receivables due to receipt of a $19 million payment from Crestwood Pipeline and Storage Northeast LLC (Crestwood), the joint venture partner in Stagecoach, the proceeds of which were used to repay short-term borrowings under an intercompany capital funding facility. The agreement between Crestwood and a subsidiary of CET Gas provides for payments from Crestwood to the subsidiary of CET Gas for shortfalls in meeting certain earnings growth performance targets. Payments totaled $57 million ($19 million of which was paid in the first quarter 2021 and was recorded as a receivable by CET Gas in March 2020, and the remainder of which, plus interest was paid by Crestwood on July 9, 2021). See "Con Edison Transmission" below.

Investments at June 30, 2021 were $192 million lower than at December 31, 2020. The decrease in investments primarily reflects the losses related to Con Edison Transmission's investment in Stagecoach ($211 million), less partnership distribution net of investment income from Stagecoach ($5 million), offset in part by additional investment in and income from NY Transco ($23 million). See "Investments" in Note A to the Second Quarter Financial Statements.

Current liabilities at June 30, 2021 were $481 million higher than at December 31, 2020. The change in current liabilities primarily reflects the use of short-term borrowings to repay $500 million of long-term debt in May 2021, less receipt of the $19 million from Crestwood and cash distributions from Stagecoach ($27 million), offset in part by a cash contribution to NY Transco ($16 million) and other intercompany payables.

Noncurrent liabilities at June 30, 2021 were $50 million lower than at December 31, 2020. The change in noncurrent liabilities reflects primarily an increase in deferred income taxes and unamortized investment tax credits that reflects primarily timing differences associated with investments in partnerships.

Long-term debt at June 30, 2021 was $500 million lower than at December 31, 2020. The change in long-term debt reflects the repayment of the outstanding $500 million long-term debt.

Equity at June 30, 2021 was $143 million lower than at December 31, 2020. The change in equity primarily reflects net loss for the six months ended June 30, 2021 ($142 million).

Off-Balance Sheet Arrangements
At June 30, 2021, none of the Companies’ transactions, agreements or other contractual arrangements met the SEC definition of off-balance sheet arrangements.

Regulatory Matters
For information about the Utilities’ regulatory matters, see Note B to the Second Quarter Financial Statements.

Environmental Matters
In July 2021, a feeder failure led to the discharge of thousands of gallons of dielectric fluid from a street manhole in New Rochelle, New York. Dielectric fluid reached nearby streets, properties and the New Rochelle Harbor. CECONY, the U.S. Coast Guard, the New York State Department of Environmental Conservation and other agencies responded to the incident. The company stopped the feeder leak on the same day that the discharge occurred and is continuing to remediate and monitor the affected areas, the costs of which are not expected to have a material adverse effect on its financial condition, results of operations or liquidity. In connection with the incident, the company may incur monetary sanctions of more than $0.3 million for violations of certain provisions regulating the discharge of materials into, and for the protection of, the environment.

For additional information about the Companies’ environmental matters, see Note G to the Second Quarter Financial Statements.

Clean Energy Businesses
The following table provides information about the Clean Energy Businesses' renewable electric production projects that are in operation and/or in construction at June 30, 2021:

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual/Expected In-Service Date (b)	State	PPA Counterparty (c)
Utility Scale
Solar
PJM assets	73	(d)	2011/2013	New Jersey/Pennsylvania	Various
New England assets	24	Various	2011/2017	Massachusetts/Rhode Island	Various
California Solar (e)	110	25	2012/2013	California	PG&E
Mesquite Solar 1 (e)	165	20	2013	Arizona	PG&E
Copper Mountain Solar 2 (e)	150	25	2013/2015	Nevada	PG&E
Copper Mountain Solar 3 (e)	255	20	2014/2015	Nevada	SCPPA
California Solar 2 (e)	80	20	2014/2016	California	SCE/PG&E
Texas Solar 4 (e)	40	25	2014	Texas	City of San Antonio
Texas Solar 5 (e)	100	25	2015	Texas	City of San Antonio
Texas Solar 7 (e)	112	25	2016	Texas	City of San Antonio
California Solar 3 (e)	110	20	2016/2017	California	SCE/PG&E
Upton Solar (e)	158	25	2017	Texas	City of Austin
California Solar 4 (e)	240	20	2017/2018	California	SCE
Copper Mountain Solar 1 (e)	58	12	2018	Nevada	PG&E
Copper Mountain Solar 4 (e) (f)	94	20	2018	Nevada	SCE
Mesquite Solar 2 (e) (f)	100	18	2018	Arizona	SCE
Mesquite Solar 3 (e) (f)	150	23	2018	Arizona	WAPA (U.S. Navy)
Great Valley Solar (e) (f)	200	17	2018	California	MCE/SMUD/PG&E/SCE
Water Strider Solar (e) (f)	80	20	2021	Virginia	VEPCO
Battle Mountain Solar/Battery Energy Storage System (f) (g)	101	25	2021	Nevada	SPP
Other	26	Various	Various	Various	Various
Total Solar	2,426
Wind
Broken Bow II (e)	75	25	2014	Nebraska	NPPD
Wind Holdings (e)	180	Various	Various	South Dakota/ Montana	NWE/Basin Electric
Adams Rose Wind (e)	23	7	2016	Minnesota	Dairyland
Other	34	Various	Various	Various	Various
Total Wind	312
Total MW (AC) in Operation	2,738
Total MW (AC) in Construction (f) (g)	250
Total MW (AC) Utility Scale	2,988
Behind the Meter
Total MW (AC) in Operation	62
Total MW (AC) in Construction	10
Total MW Behind the Meter	72
(a)Represents PPA contractual term or remaining term from the date of acquisition.
(b)Represents Actual/Expected In-Service Date or date of acquisition.
(c)PPA Counterparties include: Pacific Gas and Electric Company (PG&E), Southern California Public Power Authority (SCPPA), Southern California Edison Company (SCE), Western Area Power Administration (WAPA), Marin Clean Energy (MCE), Sacramento Municipal Utility District (SMUD), Nebraska Public Power District (NPPD), NorthWestern Energy (NWE), Virginia Electric Power Company (VEPCO), and Sierra Pacific Power (SPP).
(d)Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2025.
(e)Project has been pledged as security for project debt financing.
(f)Projects are financed with tax equity. See Note P to the Second Quarter Financial Statements.
(g)Projects in construction are being financed under a variable-rate construction loan facility that matures no later than November 2021. See Note D to the Second Quarter Financial Statements.

Renewable Electric Generation
Renewable electric production volumes from utility scale assets for the three and six months ended June 30, 2021 compared with the 2020 period were:

	Millions of kWh
	For the Three Months Ended				For the Six Months Ended
Description	June 30, 2021	June 30, 2020	Variation	Percent Variation	June 30, 2021	June 30, 2020	Variation	Percent Variation
Renewable electric production projects
Solar	1,855	1,784	71	4.0%	3,066	2,939	127	4.3%
Wind	380	388	(8)	(2.1)%	721	738	(17)	(2.3%)
Total	2,235	2,172	63	2.9%	3,787	3,677	110	3.0%

Con Edison Transmission
CET Gas
In May 2021, a subsidiary of CET Gas entered into a purchase and sale agreement pursuant to which CET Gas and Crestwood agreed to sell their combined interests in Stagecoach to a subsidiary of Kinder Morgan Inc. for a total of $1,225 million, subject to certain adjustments, of which $612.5 million will be Con Edison's portion for its 50 percent interest, subject to closing adjustments. The purchase and sale agreement contemplates a two-stage closing, the first of which was completed in July 2021 for a sale price of $1,195 million, of which $614 million, including working capital, was attributed to CET Gas. The second closing for the remaining $30 million, of which $15 million will be attributed to CET Gas, subject to closing adjustments, is to occur following approval by the New York State Public Service Commission, which is expected during the first quarter of 2022, subject to customary closing conditions. See Note R to the Second Quarter Financial Statements.

As a result of information made available to Stagecoach as part of the sale process, Stagecoach performed impairment tests that resulted in Stagecoach recording impairment charges of $343 million and $71 million at March 31, 2021 and June 30, 2021, respectively. Accordingly, Con Edison recorded pre-tax impairment losses on its interest in Stagecoach of $172 million and $39 million, including working capital and transaction cost adjustments, within "Investment income/(loss)" on Con Edison's consolidated income statements at March 31, 2021 and June 30, 2021, respectively. These charges reduced the carrying value of Con Edison’s investment in Stagecoach to $630 million at June 30, 2021. See "Investments" in Note A to the Second Quarter Financial Statements.

In May 2021, the operator of the Mountain Valley Pipeline, which is being constructed by a joint venture in which CET Gas owns a 10.9 percent interest (that is expected to be reduced to 8.5 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture) indicated that, subject to receipt of certain authorizations and resolution of certain challenges, it is now targeting an in-service date for the project of summer 2022 at an overall project cost of approximately $6,200 million excluding allowance for funds used during construction. For the year ended December 31, 2020, CET Gas recorded a pre-tax impairment loss of $320 million ($223 million after-tax) that reduced the carrying value of its investment in Mountain Valley Pipeline LLC from $662 million to $342 million. At June 30, 2021, CET Gas’ cash contributions to the joint venture amounted to $530 million.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses use interest rate swaps to exchange variable-rate project financed debt for a fixed interest rate. See Note N to the Second Quarter Financial Statements. Con Edison and CECONY estimate that at June 30, 2021, a 10 percent increase in interest rates applicable to its variable rate debt would result in an immaterial increase in annual interest expense. Under

CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable-rate tax-exempt debt, are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note N to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2021, a 10 percent decline in market prices would result in a decline in fair value of $111 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $102 million is for CECONY and $9 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	June 30, 2021	December 31, 2020
(Millions of Dollars)
Average for the period	$—	$—
High	1	—
Low	—	—

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. Con Edison's investment risk also relates to the investments of Con Edison Transmission that are accounted for under the equity method. See "Investments" in Note A to the Second Quarter Financial Statements.

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At June 30, 2021, the pension plan investments consisted of 51 percent equity securities, 38 percent debt securities and 11 percent real estate.

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

Item 6: Exhibits
Con Edison

Exhibit 10.1
Purchase and Sale Agreement, dated as of May 31, 2021 among Con Edison Gas Pipeline and Storage Northeast, LLC, Crestwood Pipeline and Storage Northeast LLC, as the Sellers, Stagecoach Gas Services LLC as the Company, Kinder Morgan Operating LLC “A” as Buyer, Con Edison Transmission, Inc. (solely for the limited purposes set forth therein) and Crestwood Midstream Partners LP (solely for the limited purposes set forth therein) (Incorporated by reference to Exhibit 2 to Con Edison’s Current Report on Form 8-K dated May 31, 2021 (File No. 1-14514).

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 3.2	By-laws of Consolidated Edison Company of New York, Inc., effective as of May 17, 2021.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: August 5, 2021	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer