Form 10-Q
period 2021-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2021-11-04
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2021
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

As of October 31, 2021, Con Edison had outstanding 353,748,736 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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
•the Companies face risks related to health epidemics and other outbreaks, including the COVID-19 pandemic; and
•the Companies also face other risks that are beyond their control, including inflation and supply chain disruptions.
The Companies assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars/Except Share Data)	2021	2020	2021	2020
OPERATING REVENUES
Electric	$2,952	$2,770	$7,180	$6,660
Gas	341	289	1,907	1,673
Steam	55	51	393	385
Non-utility	265	223	781	568
TOTAL OPERATING REVENUES	3,613	3,333	10,261	9,286
OPERATING EXPENSES
Purchased power	548	503	1,448	1,192
Fuel	44	24	166	124
Gas purchased for resale	83	55	461	364
Other operations and maintenance	849	736	2,443	2,116
Depreciation and amortization	512	482	1,511	1,428
Taxes, other than income taxes	727	673	2,103	1,915
TOTAL OPERATING EXPENSES	2,763	2,473	8,132	7,139
OPERATING INCOME	850	860	2,129	2,147
OTHER INCOME (DEDUCTIONS)
Investment income (loss)	5	27	(180)	78
Other income	5	8	19	15
Allowance for equity funds used during construction	5	2	15	12
Other deductions	(37)	(50)	(113)	(177)
TOTAL OTHER INCOME (DEDUCTIONS)	(22)	(13)	(259)	(72)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	828	847	1,870	2,075
INTEREST EXPENSE
Interest on long-term debt	235	227	693	685
Other interest	(2)	4	(15)	122
Allowance for borrowed funds used during construction	(1)	(5)	(9)	(10)
NET INTEREST EXPENSE	232	226	669	797
INCOME BEFORE INCOME TAX EXPENSE	596	621	1,201	1,278
INCOME TAX EXPENSE	127	119	194	183
NET INCOME	469	502	1,007	1,095
Income (loss) attributable to non-controlling interest	(69)	9	(115)	37
NET INCOME FOR COMMON STOCK	$538	$493	$1,122	$1,058
Net income per common share—basic	$1.52	$1.47	$3.23	$3.17
Net income per common share—diluted	$1.52	$1.47	$3.23	$3.16
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	353.4	334.5	346.8	334.1
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	354.1	335.4	347.5	335.0
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2021	2020	2021	2020
NET INCOME	$469	$502	$1,007	$1,095
LOSS/(INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	69	(9)	115	(37)
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	2	2	8	7
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	2	2	8	7
COMPREHENSIVE INCOME	$540	$495	$1,130	$1,065
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2021	2020
OPERATING ACTIVITIES
Net income	$1,007	$1,095
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,511	1,428
Investment loss/impairment	211	—
Deferred income taxes	167	184
Rate case amortization and accruals	(14)	(30)
Common equity component of allowance for funds used during construction	(15)	(12)
Net derivative losses/(gains)	(26)	80
Unbilled revenue and net unbilled revenue deferrals	(72)	29
Other non-cash items, net	108	43
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(387)	(322)
Allowance for uncollectible accounts – customers	165	48
Materials and supplies, including fuel oil and gas in storage	(50)	(1)
Revenue decoupling mechanism receivable	(56)	(52)
Other receivables and other current assets	81	(32)
Taxes receivable	18	(6)
Prepayments	(576)	(517)
Accounts payable	(15)	19
Pensions and retiree benefits obligations	237	181
Pensions and retiree benefits contributions	(467)	(474)
Accrued taxes	(27)	13
Accrued interest	126	102
Superfund and environmental remediation costs	(12)	(8)
Distributions from equity investments	18	29
System benefit charge	3	(56)
Deferred charges, noncurrent assets and other regulatory assets	(705)	(443)
Deferred credits and other regulatory liabilities	578	35
Other current and noncurrent liabilities	(96)	35
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,712	1,368
INVESTING ACTIVITIES
Utility construction expenditures	(2,697)	(2,346)
Cost of removal less salvage	(242)	(216)
Non-utility construction expenditures	(289)	(414)
Investments in electric and gas transmission projects	(16)	—
Investments in/acquisitions of renewable electric production projects	—	(24)
Proceeds from sale of assets	614	—
Divestiture of renewable electric projects, net	183	—
Other investing activities	10	16
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,437)	(2,984)
FINANCING ACTIVITIES
Net issuance of short-term debt	(834)	137
Issuance of long-term debt	1,979	1,675
Retirement of long-term debt	(1,904)	(463)
Debt issuance costs	(30)	(25)
Common stock dividends	(768)	(731)
Issuance of common shares - public offering	775	88
Issuance of common shares for stock plans	45	43
Distribution to noncontrolling interest	(15)	(11)
Sale of equity interest	256	—
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(496)	713
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(1,221)	(903)
BALANCE AT BEGINNING OF PERIOD	1,436	1,217
BALANCE AT END OF PERIOD	$215	$314
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$565	$583
Income taxes	$(9)	$31
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$388	$432
Issuance of common shares for dividend reinvestment	$37	$36
Software licenses acquired but unpaid as of end of period	$24	$51
Equipment acquired but unpaid as of end of period	$22	$28

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$66	$1,272
Accounts receivable – customers, less allowance for uncollectible accounts of $313 and $148 in 2021 and 2020, respectively	1,923	1,701
Other receivables, less allowance for uncollectible accounts of $7 in 2021 and 2020	272	278
Taxes receivable	8	26
Accrued unbilled revenue	656	599
Fuel oil, gas in storage, materials and supplies, at average cost	405	356
Prepayments	847	271
Regulatory assets	205	266
Restricted cash	149	164
Revenue decoupling mechanism receivable	193	137
Other current assets	372	231
TOTAL CURRENT ASSETS	5,096	5,301
INVESTMENTS	1,078	1,816
UTILITY PLANT, AT ORIGINAL COST
Electric	34,446	33,315
Gas	11,869	10,847
Steam	2,773	2,696
General	4,091	3,880
TOTAL	53,179	50,738
Less: Accumulated depreciation	11,907	11,188
Net	41,272	39,550
Construction work in progress	2,264	2,474
NET UTILITY PLANT	43,536	42,024
NON-UTILITY PLANT
Non-utility property, less accumulated depreciation of $590 and $522 in 2021 and 2020, respectively	4,202	3,893
Construction work in progress	209	638
NET PLANT	47,947	46,555
OTHER NONCURRENT ASSETS
Goodwill	446	446
Intangible assets, less accumulated amortization of $273 and $228 in 2021 and 2020, respectively	1,317	1,460
Regulatory assets	5,903	6,195
Operating lease right-of-use asset	817	837
Other deferred charges and noncurrent assets	334	285
TOTAL OTHER NONCURRENT ASSETS	8,817	9,223
TOTAL ASSETS	$62,938	$62,895
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$439	$1,967
Term loan	—	165
Notes payable	1,036	1,705
Accounts payable	1,370	1,475
Customer deposits	286	311
Accrued taxes	123	150
Accrued interest	273	149
Accrued wages	113	108
Fair value of derivative liabilities	163	238
Regulatory liabilities	490	36
System benefit charge	460	528
Operating lease liabilities	113	96
Other current liabilities	389	426
TOTAL CURRENT LIABILITIES	5,255	7,354
NONCURRENT LIABILITIES
Provision for injuries and damages	177	178
Pensions and retiree benefits	1,424	2,257
Superfund and other environmental costs	841	857
Asset retirement obligations	602	576
Fair value of derivative liabilities	166	240
Deferred income taxes and unamortized investment tax credits	6,835	6,475
Operating lease liabilities	756	764
Regulatory liabilities	4,379	4,513
Other deferred credits and noncurrent liabilities	285	234
TOTAL NONCURRENT LIABILITIES	15,465	16,094
LONG-TERM DEBT	21,841	20,382
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
EQUITY
Common shareholders’ equity	20,037	18,847
Noncontrolling interest	340	218
TOTAL EQUITY (See Statement of Equity)	20,377	19,065
TOTAL LIABILITIES AND EQUITY	$62,938	$62,895
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	333	$35	$8,054	$11,100	23	$(1,038)	$(110)	$(19)	$191	$18,213
Net income				375					17	392
Common stock dividends ($0.76 per share)				(255)						(255)
Issuance of common shares - public offering	1		88							88
Issuance of common shares for stock plans			26							26
Other comprehensive income								5		5
Distributions to noncontrolling interests									(2)	(2)
BALANCE AS OF MARCH 31, 2020	334	$35	$8,168	$11,220	23	$(1,038)	$(110)	$(14)	$206	$18,467
Net income				190					12	202
Common stock dividends ($0.76 per share)				(256)						(256)
Issuance of common shares for stock plans			30							30
Distributions to noncontrolling interest									(2)	(2)
BALANCE AS OF JUNE 30, 2020	334	$35	$8,198	$11,154	23	$(1,038)	$(110)	$(14)	$216	$18,441
Net income				493					9	502
Common stock dividends ($0.76 per share)				(256)						(256)
Issuance of common shares - public offering										—
Issuance of common shares for stock plans			30							30
Other comprehensive income								2		2
Distributions to noncontrolling interest									(8)	(8)
BALANCE AS OF SEPTEMBER 30, 2020	334	$35	$8,228	$11,391	23	$(1,038)	$(110)	$(12)	$217	$18,711

BALANCE AS OF DECEMBER 31, 2020	342	$36	$8,808	$11,178	23	$(1,038)	$(112)	$(25)	$218	$19,065
Net income				419					1	420
Common stock dividends ($0.775 per share)				(265)						(265)
Issuance of common shares for stock plans			28							28
Other comprehensive income								4		4
Distributions to noncontrolling interests									(3)	(3)
Net proceeds from sale of equity interest									33	33
BALANCE AS OF MARCH 31, 2021	342	$36	$8,836	$11,332	23	$(1,038)	$(112)	$(21)	$249	$19,282
Net income (loss)				165					(47)	118
Common stock dividends ($0.775 per share)				(266)						(266)
Issuance of common shares - public offering	11	1	785				(11)			775
Issuance of common shares for stock plans			34							34
Other comprehensive income								2		2
Distributions to noncontrolling interests									(4)	(4)

Net proceeds from sale of equity interest									112	112
BALANCE AS OF JUNE 30, 2021	353	$37	$9,655	$11,231	23	$(1,038)	$(123)	$(19)	$310	$20,053
Net income (loss)				538					(69)	469
Common stock dividends ($0.775 per share)				(274)						(274)
Issuance of common shares - public offering	1									—
Issuance of common shares for stock plans			28							28
Other comprehensive income								2		2
Distributions to noncontrolling interests									(8)	(8)
Net proceeds from sale of equity interest									107	107
BALANCE AS OF SEPTEMBER 30, 2021	354	$37	$9,683	$11,495	23	$(1,038)	$(123)	$(17)	$340	$20,377

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2021	2020	2021	2020
OPERATING REVENUES
Electric	$2,730	$2,562	$6,661	$6,178
Gas	307	259	1,730	1,509
Steam	55	51	393	385
TOTAL OPERATING REVENUES	3,092	2,872	8,784	8,072
OPERATING EXPENSES
Purchased power	481	447	1,294	1,065
Fuel	44	24	166	124
Gas purchased for resale	61	38	357	298
Other operations and maintenance	650	597	1,848	1,714
Depreciation and amortization	429	401	1,267	1,187
Taxes, other than income taxes	699	643	2,016	1,830
TOTAL OPERATING EXPENSES	2,364	2,150	6,948	6,218
OPERATING INCOME	728	722	1,836	1,854
OTHER INCOME (DEDUCTIONS)
Investment and other income	5	6	15	11
Allowance for equity funds used during construction	5	1	14	10
Other deductions	(33)	(45)	(99)	(159)
TOTAL OTHER INCOME (DEDUCTIONS)	(23)	(38)	(70)	(138)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	705	684	1,766	1,716
INTEREST EXPENSE
Interest on long-term debt	194	179	564	537
Other interest	3	7	11	26
Allowance for borrowed funds used during construction	—	(4)	(8)	(9)
NET INTEREST EXPENSE	197	182	567	554
INCOME BEFORE INCOME TAX EXPENSE	508	502	1,199	1,162
INCOME TAX EXPENSE	90	97	188	199
NET INCOME	$418	$405	$1,011	$963

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2021	2020	2021	2020
NET INCOME	$418	$405	$1,011	$963
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	—	2
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—	—	2
COMPREHENSIVE INCOME	$418	$405	$1,011	$965
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2021	2020
OPERATING ACTIVITIES
Net income	$1,011	$963
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,267	1,187
Deferred income taxes	166	201
Rate case amortization and accruals	(13)	(30)
Common equity component of allowance for funds used during construction	(14)	(10)
Unbilled revenue and net unbilled revenue deferrals	2	—
Other non-cash items, net	46	(9)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(383)	(289)
Allowance for uncollectible accounts – customers	162	45
Materials and supplies, including fuel oil and gas in storage	(47)	6
Revenue decoupling mechanism receivable	(64)	(45)
Other receivables and other current assets	35	3
Accounts receivable from affiliated companies	18	(83)
Prepayments	(573)	(481)
Accounts payable	(49)	29
Accounts payable to affiliated companies	1	1
Pensions and retiree benefits obligations	234	169
Pensions and retiree benefits contributions	(430)	(434)
Superfund and environmental remediation costs	(19)	(14)
Accrued taxes	(31)	10
Accrued taxes to affiliated companies	6	3
Accrued interest	103	97
System benefit charge	3	(53)
Deferred charges, noncurrent assets and other regulatory assets	(666)	(420)
Deferred credits and other regulatory liabilities	509	112
Other current and noncurrent liabilities	(23)	1
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,251	959
INVESTING ACTIVITIES
Utility construction expenditures	(2,545)	(2,200)
Cost of removal less salvage	(237)	(212)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,782)	(2,412)
FINANCING ACTIVITIES
Net payment of short-term debt	(718)	(146)
Issuance of long-term debt	1,500	1,600
Retirement of long-term debt	(640)	(350)
Debt issuance costs	(20)	(24)
Capital contribution by parent	1,101	200
Dividend to parent	(741)	(737)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	482	543
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(1,049)	(910)
BALANCE AT BEGINNING OF PERIOD	1,067	933
BALANCE AT END OF PERIOD	$18	$23
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$446	$430
Income taxes	$(2)	$78
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$335	$340
Software licenses acquired but unpaid as of end of period	$22	$48
Equipment acquired but unpaid as of end of period	$22	$28
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$18	$1,067
Accounts receivable – customers, less allowance for uncollectible accounts of $300 and $138 in 2021 and 2020, respectively	1,816	1,595
Other receivables, less allowance for uncollectible accounts of $5 and $4 in 2021 and 2020, respectively	141	134
Taxes receivable	5	8
Accrued unbilled revenue	506	523
Accounts receivable from affiliated companies	116	134
Fuel oil, gas in storage, materials and supplies, at average cost	338	291
Prepayments	732	159
Regulatory assets	187	244
Revenue decoupling mechanism receivable	193	129
Other current assets	297	123
TOTAL CURRENT ASSETS	4,349	4,407
INVESTMENTS	597	541
UTILITY PLANT, AT ORIGINAL COST
Electric	32,367	31,327
Gas	10,904	9,921
Steam	2,773	2,696
General	3,777	3,585
TOTAL	49,821	47,529
Less: Accumulated depreciation	10,961	10,297
Net	38,860	37,232
Construction work in progress	2,123	2,320
NET UTILITY PLANT	40,983	39,552
NON-UTILITY PROPERTY
Non-utility property, less accumulated depreciation of $25 in 2021 and 2020	2	2
NET PLANT	40,985	39,554
OTHER NONCURRENT ASSETS
Regulatory assets	5,473	5,745
Operating lease right-of-use asset	552	578
Other deferred charges and noncurrent assets	222	142
TOTAL OTHER NONCURRENT ASSETS	6,247	6,465
TOTAL ASSETS	$52,178	$50,967
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$—	$640
Notes payable	942	1,660
Accounts payable	1,101	1,232
Accounts payable to affiliated companies	23	22
Customer deposits	272	296
Accrued taxes	101	132
Accrued taxes to affiliated companies	7	1
Accrued interest	229	126
Accrued wages	103	97
Fair value of derivative liabilities	114	163
Regulatory liabilities	428	11
System benefit charge	407	475
Operating lease liabilities	85	73
Other current liabilities	315	319
TOTAL CURRENT LIABILITIES	4,127	5,247
NONCURRENT LIABILITIES
Provision for injuries and damages	171	172
Pensions and retiree benefits	1,179	1,943
Superfund and other environmental costs	765	780
Asset retirement obligations	529	508
Fair value of derivative liabilities	97	105
Deferred income taxes and unamortized investment tax credits	6,770	6,411
Operating lease liabilities	507	512
Regulatory liabilities	3,941	4,094
Other deferred credits and noncurrent liabilities	235	197
TOTAL NONCURRENT LIABILITIES	14,194	14,722
LONG-TERM DEBT	17,637	16,149
COMMITMENTS AND CONTINGENCIES (Note B, Note G and Note H)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	16,220	14,849
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$52,178	$50,967
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	235	$589	$5,669	$8,919	$(962)	$(62)	$(6)	$14,147
Net income				406				406
Common stock dividend to parent				(246)				(246)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2020	235	$589	$5,694	$9,079	$(962)	$(62)	$(5)	$14,333
Net income				152				152
Common stock dividend to parent				(246)				(246)
Capital contribution by parent			25					25
Other comprehensive income							1	1
BALANCE AS OF JUNE 30, 2020	235	$589	$5,719	$8,985	$(962)	$(62)	$(4)	$14,265
Net income				405				405
Common stock dividend to parent				(245)				(245)
Capital contribution by parent			150					150
Other comprehensive income							—	—
BALANCE AS OF SEPTEMBER 30, 2020	235	$589	$5,869	$9,145	$(962)	$(62)	$(4)	$14,575

BALANCE AS OF DECEMBER 31, 2020	235	$589	$6,169	$9,122	$(962)	$(62)	$(7)	$14,849
Net income				465				465
Common stock dividend to parent				(247)				(247)
Capital contribution by parent			125					125
BALANCE AS OF MARCH 31, 2021	235	$589	$6,294	$9,340	$(962)	$(62)	$(7)	$15,192
Net income				128				128
Common stock dividend to parent				(247)				(247)
Capital contribution by parent			851					851
BALANCE AS OF JUNE 30, 2021	235	$589	$7,145	$9,221	$(962)	$(62)	$(7)	$15,924
Net income				418				418
Common stock dividend to parent				(247)				(247)
Capital contribution by parent			125					125
BALANCE AS OF SEPTEMBER 30, 2021	235	$589	$7,270	$9,392	$(962)	$(62)	$(7)	$16,220
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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2020 and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021.
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

Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)
In May 2021, a subsidiary of Con Edison Gas Pipeline and Storage, LLC (CET Gas) entered into a purchase and sale agreement pursuant to which the subsidiary and its joint venture partner agreed to sell their combined interests in Stagecoach Gas Services LLC (Stagecoach) for a total of $1,225 million, of which $612.5 million will be CET Gas' portion for its 50 percent interest, subject to closing adjustments. The purchase and sale agreement contemplates a two-stage closing, the first of which was completed in July 2021 for a sale price of $1,195 million, of which $614 million, including working capital, was attributed to CET Gas. The second closing for the remaining $30 million, of which $15 million will be attributed to CET Gas, subject to closing adjustments, is to occur following approval by the New York State Public Service Commission, which is expected later this year or during the first quarter of 2022, subject to customary closing conditions.

As a result of information made available to Stagecoach as part of the sale process, Stagecoach performed impairment tests that resulted in Stagecoach recording impairment charges of $414 million for the nine months ended September 30, 2021. Accordingly, Con Edison recorded pre-tax impairment losses on its 50 percent interest in Stagecoach of $211 million ($147 million after-tax), including working capital and transaction cost adjustments, within "Investment income/(loss)" on Con Edison's consolidated income statement for the nine months ended September 30, 2021. These charges reduced the carrying value of Con Edison’s investment in Stagecoach to $630 million at June 30, 2021.

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

Reclassification
Certain prior period amounts have been reclassified to conform with current period presentation.

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

For the three and nine months ended September 30, 2021 and 2020, basic and diluted EPS for Con Edison were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2021	2020	2021	2020
Net income for common stock	$538	$493	$1,122	$1,058
Weighted average common shares outstanding – basic	353.4	334.5	346.8	334.1
Add: Incremental shares attributable to effect of potentially dilutive securities	0.7	0.9	0.7	0.9
Adjusted weighted average common shares outstanding – diluted	354.1	335.4	347.5	335.0
Net Income per common share – basic	$1.52	$1.47	$3.23	$3.17
Net Income per common share – diluted	$1.52	$1.47	$3.23	$3.16

The computation of diluted EPS for the three and nine months ended September 30, 2021 and 2020 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and nine months ended September 30, 2021 and 2020, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Beginning balance, accumulated OCI, net of taxes (a)	$(19)	$(14)	$(7)	$(4)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2021 and 2020 (a)(b)	2	2	—	—
Current period OCI, net of taxes	2	2	—	—
Ending balance, accumulated OCI, net of taxes (a)	$(17)	$(12)	$(7)	$(4)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Beginning balance, accumulated OCI, net of taxes (a)	$(25)	$(19)	$(7)	$(6)
OCI before reclassifications, net of tax of $(1) for Con Edison in 2021 and 2020	2	4	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison in 2021 and 2020 (a)(b)	6	3	—	2
Current period OCI, net of taxes	8	7	—	2
Ending balance, accumulated OCI, net of taxes (a)	$(17)	$(12)	$(7)	$(4)
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

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At September 30, 2021 and 2020, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At September 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Cash and temporary cash investments	$66	$153	$18	$23
Restricted cash (a)	149	161	—	—
Total cash, temporary cash investments and restricted cash	$215	$314	$18	$23
(a)Restricted cash included cash of the Clean Energy Businesses' renewable electric production project subsidiaries ($149 million and $161 million at September 30, 2021 and 2020, respectively) that, under the related project debt agreements, is restricted to being used for normal operating expenses and capital expenditures, debt service, and required reserves until the various maturity dates of the project debt.

Note B – Regulatory Matters
Rate Plans
In October 2021, O&R, the New York State Department of Public Service (NYSDPS) and other parties entered into a Joint Proposal for new electric and gas rate plans for the three-year period January 2022 through December 2024 (the Joint Proposal). The Joint Proposal is subject to NYSPSC approval. The Joint Proposal includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over 3 years ($2.8 million); reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity. The following tables contain a summary of the proposed rate plans.

O&R New York – Electric
Effective period	January 2022 – December 2024 (c)
Base rate changes	Yr. 1 – $4.9 million (a) Yr. 2 – $16.2 million (a) Yr. 3 – $23.1 million (a)
Amortizations to income of net regulatory (assets) and liabilities (b)	Yr. 1 – $11.8 million Yr. 2 – $13.5 million Yr. 3 – $15.2 million
Other revenue sources	Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to: Yr. 1 – $3.3 million Yr. 2 – $2.3 million Yr. 3 – $4.0 million
Revenue decoupling mechanisms	Continuation of reconciliation of actual to authorized electric delivery revenues.
Recoverable energy costs	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 – $4.3 million Yr. 2 – $4.4 million Yr. 3 – $5.1 million
Cost reconciliations	Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (d), energy efficiency program (e), major storms, and certain other costs to amounts reflected in rates.
Net utility plant reconciliations	Target levels reflected in rates: Electric average net plant target Yr. 1 – $1,175 million Yr. 2 – $1,198 million Yr. 3 – $1,304 million
Average rate base	Yr. 1 – $1,021 million Yr. 2 – $1,044 million Yr. 3 – $1,144 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.77 percent Yr. 2 – 6.73 percent Yr. 3 – 6.72 percent
Authorized return on common equity	9.2 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.7 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 4.58 percent Yr. 2 – 4.51 percent Yr. 3 – 4.49 percent
Common equity ratio	48 percent
(a) The Joint Proposal recommends that these base rate changes may be implemented with increases of: Yr. 1 - $11.7 million; Yr. 2 - $11.7 million; and Yr. 3 - $11.7 million.
(b) Reflects amortization of, among other things, previously incurred incremental deferred storm costs over a five-year period. See "Other Regulatory Matters," below.
(c) If at the end of any year, Con Edison’s investments in its non-utility businesses exceed 15 percent of Con Edison’s total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, O&R is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures are not necessary.
(d) Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr. 1 - 10.0 basis points; Yr. 2 - 7.5 basis points; and Yr. 3 - 5.0 basis points.
(e) Energy efficiency costs are expensed as incurred. Such costs are subject to a cumulative reconciliation that is evenly distributed over the term of the rate plan subject to the caps set forth in the January 2020 NYSPSC New Efficiency New York (“NENY”) order. If the NYSPSC modifies O&R's NENY budgets during the rate term, such modifications will be reflected at the time of the cumulative reconciliations.

O&R New York – Gas
Effective period	January 2022 – December 2024 (b)
Base rate changes	Yr. 1 – $0.7 million (a) Yr. 2 – $7.4 million (a) Yr. 3 – $9.9 million (a)
Amortization to income of net regulatory (assets) and liabilities	Yr. 1 – $0.8 million Yr. 2 – $0.7 million Yr. 3 – $0.3 million
Other revenue sources
Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $0.2 million
Yr. 2 - $0.2 million
Yr. 3 - $0.4 million

Potential positive rate adjustment for gas safety and performance of up to:
Yr. 1 – $1.2 million
Yr. 2 – $1.3 million
Yr. 3 – $1.4 million

Revenue decoupling mechanisms	Continuation of reconciliation of actual to authorized gas delivery revenues.
Recoverable energy costs	Continuation of current rate recovery of purchased gas costs.
Negative revenue adjustments	Potential charges if performance targets relating to service, safety and other matters are not met: Yr. 1 – $6.3 million Yr. 2 – $6.7 million Yr. 3 – $7.3 million
Cost reconciliations
Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (c), energy efficiency program (d), major storms and certain other costs to amounts reflected in rates.

Net utility plant reconciliations	Target levels reflected in rates: Gas average net plant target Yr. 1 – $720 million Yr. 2 – $761 million Yr. 3 – $803 million
Average rate base	Yr. 1 – $566 million Yr. 2 – $607 million Yr. 3 – $649 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.77 percent Yr. 2 – 6.73 percent Yr. 3 – 6.72 percent
Authorized return on common equity	9.2 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.7 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 4.58 percent Yr. 2 – 4.51 percent Yr. 3 – 4.49 percent
Common equity ratio	48 percent
(a) The Joint Proposal recommends that these base rate changes may be implemented with increases of: Yr. 1 – $4.4 million; Yr. 2 - $4.4 million; and Yr. 3 - $4.4 million.
(b) If at the end of any year, Con Edison’s investments in its non-utility businesses exceed 15 percent of Con Edison’s total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, O&R is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures are not necessary.
(c) Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr. 1 - 10.0 basis points; Yr. 2 - 7.5 basis points; and Yr. 3 - 5.0 basis points.
(d) Energy efficiency costs are expensed as incurred. Such costs are subject to a cumulative reconciliation that is evenly distributed over the term of the rate plan subject to the caps set forth in the January 2020 NYSPSC New Efficiency New York (“NENY”) order. If the NYSPSC modifies O&R’s NENY budgets during the rate term, such modifications will be reflected at the time of the cumulative reconciliations.

Rockland Electric Company (RECO)
In May 2021, RECO filed a request with the New Jersey Board of Public Utilities (NJBPU) for an electric rate increase of $16.9 million, effective February 2022. The filing reflected a return on common equity of 10.00 percent and a common equity ratio of 49.25 percent. RECO also seeks an increase in its annual storm allowance of $1 million, recovery of deferred costs associated with Tropical Storm Isaias, and the collection of various deferred COVID-19 related costs. In October 2021, RECO filed an update to the request it filed in May 2021. The company increased its requested February 2022 rate increase to $19.5 million and decreased the common equity ratio to 48.84 percent. The updated filing continues to reflect a return on common equity of 10.00 percent.

In September 2021, RECO requested authorization from the NJBPU to defer $3.7 million in incremental storm preparation costs for Tropical Storm Henri.

COVID-19 Regulatory Matters
Governors, public utility commissions and other regulatory agencies in the states in which the Utilities operate have issued orders related to the COVID-19 pandemic that impact the Utilities as described below.

New York State Regulation
In March 2020, former New York State Governor Cuomo declared a State Disaster Emergency for the State of New York due to the COVID-19 pandemic and signed the "New York State on PAUSE" executive order that temporarily closed all non-essential businesses statewide. The former Governor then lifted these closures over time and ended the emergency declaration in June 2021. As a result of the emergency declaration, and due to economic conditions, the NYSPSC and the Utilities have worked to mitigate the potential impact of the COVID-19 pandemic on the Utilities, their customers and other stakeholders.

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In June 2020, the state of New York enacted a law prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers, and starting in May 2021 small business customers, during the COVID-19 state of emergency, which ended in June 2021. In addition, such prohibitions will apply for an additional 180 days after the state of emergency ends (December 21, 2021) for residential and small business customers who have experienced a change in financial circumstances due to the COVID-19 pandemic. For the three and nine months ended September 30, 2021, the estimated late payment charges and fees that were not billed were approximately $11 million and $46 million lower than the amounts that were approved to be collected pursuant to CECONY's rate plans, respectively, and $1 million and $3 million lower than the amounts that were approved to be collected pursuant to O&R's rate plans, respectively (see Note K). For the three and nine months ended September 30, 2020, the estimated late payment charges and fees that were not billed were approximately $17 million and $36 million lower than the amounts that were approved to be collected pursuant to CECONY's rate plans, respectively, and $1 million and $2 million lower than the amounts that were approved to be collected pursuant to O&R's rate plans, respectively (see Note K). In April 2021, CECONY filed a petition with the NYSPSC to timely establish a surcharge recovery mechanism to collect $52 million of late payment charges and fees, offset for related savings, for the year ended December 31, 2020 to begin in September 2021 and end in December 2022. The petition also requested a surcharge recovery or surcredit mechanism for any fee deferrals for 2021 and 2022 starting in January of the subsequent year over a twelve-month period, respectively. Public comments in response to the petition were filed in August 2021. CECONY resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on September 3, 2021 and October 1, 2021, respectively. O&R resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on October 1, 2021.

The Utilities’ New York rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. The total reserve increases to the allowance for uncollectible accounts from January 1, 2020 through September 30, 2021 reflecting the impact of the COVID-19 pandemic for CECONY electric and gas operations and O&R electric and gas operations were $235 million and $7 million, respectively, and were deferred pursuant to the legislative, regulatory and related actions provisions of the rate plans as a result of the New York State on PAUSE and related executive orders, that have since been lifted, as described above. The Utilities’ New York rate plans also provide for an allowance for write-offs of customer accounts receivable balances. The above amounts deferred pursuant to the legislative, regulatory and related actions provisions were reduced by the amount that the actual write-offs of customer accounts receivable balances were below the allowance reflected in rates which differences were $12 million and $2 million for CECONY and O&R, respectively, from March 1, 2020 through September 30, 2021.

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

In June 2020, the NYSPSC established a generic proceeding on the impacts of the COVID-19 pandemic and sought comment on a variety of COVID-19 related issues. In July 2020, the Utilities submitted joint comments with other large utilities in New York State that included a formal request to defer all COVID-19 related costs and for a surcharge mechanism to collect such deferrals based upon the individual utility's need. In January 2021, the NYSDPS provided guidance to New York utilities that no additional mechanisms are required because there are already established mechanisms for utility recovery of unexpected material expenses through rate plan change in legislation, regulation and related actions provisions of their respective rate plans and the filing of individual deferral petitions. The guidance further provided that utilities deferring COVID-19 related costs pursuant to the provisions that allow deferral of costs resulting from a change in legislation, regulation and related actions must comply with the provisions of their rate plans, be able to demonstrate the nexus between the changes in law or regulation and the specific revenue and expense items, and consider any offsetting cost savings due to the pandemic.

As of December 31, 2020, CECONY deferred, for New York City residential customers, $54.9 million of higher summer generation capacity supply costs. CECONY recovered such costs from customers as of October 31, 2021.

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

New Jersey State Regulation
In March 2020, New Jersey Governor Murphy declared a Public Health Emergency and State of Emergency for the State of New Jersey. In June 2021, the Governor ended the emergency declaration. As a result of the emergency declaration, and due to economic conditions, the NJBPU and RECO have worked to mitigate the potential impact of the COVID-19 pandemic on RECO, its customers and other stakeholders. In March 2020, RECO began suspending late payment charges, terminations for non-payment, and no access fees during the COVID-19 pandemic. The suspension of these fees continued through July 31, 2021 and are not material.

In July 2020, the NJBPU authorized RECO and other New Jersey utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to the COVID-19 pandemic beginning on March 9, 2020, and has extended such deferrals through December 31, 2022. RECO deferred net incremental COVID-19 related costs of $0.9 million through September 30, 2021.

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

O&R, under its current electric and gas rate plans, has reflected its TCJA net benefits in its electric and gas rates beginning as of January 1, 2019. Under the rate plans, O&R is amortizing its net benefits prior to January 1, 2019 ($22 million) over a three-year period, the protected portion of its net regulatory liability for future income taxes ($123 million) over the remaining lives of the related assets and the unprotected portion ($30 million) over a fifteen-year period. Pursuant to the October 2021 Joint Proposal, O&R will amortize the remaining unprotected portion of its net regulatory liability for future income taxes ($34 million) over a six-year period beginning January 1, 2022.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes. The understatement was related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets that were not reflected in O&R’s rate plans prior to 2014, CECONY’s electric and gas rate plans prior to 2015 and 2016, respectively, and is currently not reflected in CECONY’s steam rate plan. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) that is expected to confirm, among other things, that in order to comply with IRS normalization rules, such understatement may not be corrected through a write-down of a portion of the regulatory asset and must be corrected through an increase in future years’ revenue requirements. The regulatory asset ($1,180 million and $26 million for CECONY and O&R, respectively, as of September 30, 2021 and $1,200 million and $29 million for CECONY and O&R, respectively, as of December 31, 2020) is netted against the future income tax regulatory liability on the Companies’ consolidated balance sheet. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At September 30, 2021, the Utilities have not accrued a liability related to this matter.

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

In May 2020, the president of the United States issued the "Securing the United States Bulk-Power System" executive order. The executive order declares threats to the bulk-power system by foreign adversaries constitute a national emergency and prohibits the acquisition, importation, transfer or installation of certain bulk-power system electric equipment that is sourced from foreign adversaries. In January 2021, the president of the United States suspended the May 2020 executive order for 90 days. In April 2021, the executive order was reinstated (and expired shortly thereafter) and the Department of Energy (DOE) subsequently issued a request for information to assist the DOE in developing additional orders and/or regulations to secure the United States’ critical electric infrastructure. In September 2021, the Cybersecurity and Infrastructure Security Agency and the National Institute of Standards and Technology issued preliminary cybersecurity goals for critical infrastructure control systems, with final goals to be issued by September 2022. The Companies are unable to predict the impact on them of any orders or regulations that may be adopted regarding critical infrastructure.

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

Tropical Storm Isaias Outages: In August 2020, Tropical Storm Isaias caused significant damage to the Utilities’ electric distribution systems and interrupted service to approximately 330,000 CECONY electric customers and approximately 200,000 O&R electric customers. As of September 30, 2021, CECONY incurred costs for Tropical Storm Isaias of $175 million (including $84 million of operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan, $64 million of capital expenditures and $27 million (including $7.5 million for food and medicine spoilage claims) of operation and maintenance expenses). As of September 30, 2021, O&R incurred costs for Tropical Storm Isaias of $26.5 million (including $19.2 million of operation and maintenance expenses charged against a storm reserve pursuant to its New York electric rate plan, $5.7 million of capital expenditures and $1.6 million for food and medicine spoilage claims). As of September 30, 2021, RECO incurred costs for Tropical Storm Isaias of $11.3 million (including $7.5 million of operation and maintenance expenses charged against a storm reserve pursuant to its rate plan, $2.5 million of capital expenditures and $1.3 million for food and medicine spoilage claims). The Utilities’ electric rate plans provide for recovery of operating costs and capital expenditures under different provisions. The Utilities’ incremental operating costs attributable to storms are to be deferred for recovery as a regulatory asset under their electric rate plans, while capital expenditures, up to specified levels, are reflected in rates under their electric rate plans. The provisions of the Utilities’ New York electric rate plans that impose negative revenue adjustments for operating performance provide for exceptions for major storms and catastrophic events beyond the control of the companies, including natural disasters such as hurricanes and floods.

In November 2020, the NYSPSC issued an order in its proceedings investigating the New York utilities’ preparation for and response to Tropical Storm Isaias that ordered the Utilities to show cause why (i) civil penalties or appropriate injunctive relief should not be imposed against CECONY (in the amount of up to $102.3 million relating to 33 alleged violations) and against O&R (in the amount of up to $19 million relating to 38 alleged violations) to remedy such noncompliance, and (ii) a prudence proceeding should not be commenced against the Utilities for potentially imprudent expenditures of ratepayer funds related to the matter. The order stated that given the continuing nature of the investigation of this matter by the NYSDPS, the NYSPSC may amend the order to include any subsequently determined apparent violations identified by the NYSDPS. In addition, the order indicated that should the NYSPSC confirm some or all of the apparent violations identified in the order or other orders issued by the NYSPSC in the future in connection with this proceeding, and should such respective confirmed violations be classified as findings of repeated violations of the Public Service Law or rules or regulations adopted pursuant thereto that demonstrate a failure of CECONY and/or O&R to continue to provide safe and adequate service, the NYSPSC would be authorized to commence a proceeding under Public Service Law Section 68(2) to revoke or modify CECONY’s and/or O&R’s certificate as it relates to its service territory or any portion thereof.

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

Regulatory Assets and Liabilities
Regulatory assets and liabilities at September 30, 2021 and December 31, 2020 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Regulatory assets
Unrecognized pension and other postretirement costs	$2,527	$3,241	$2,394	$3,065
Environmental remediation costs	846	865	780	791
Pension and other postretirement benefits deferrals	438	315	382	272
Revenue taxes	385	356	369	342
COVID-19 pandemic deferrals	274	115	269	113
Deferred storm costs	277	195	155	83
Property tax reconciliation	245	241	245	239
MTA power reliability deferral	152	188	152	188
System peak reduction and energy efficiency programs	145	124	145	124
Deferred derivative losses - long term	136	120	124	111
Municipal infrastructure support costs	49	62	49	62
Brooklyn Queens demand management program	35	36	35	36
Meadowlands heater odorization project	30	32	30	32
Preferred stock redemption	20	21	20	21
Non-wire alternative projects	23	18	23	18
Unamortized loss on reacquired debt	17	21	15	19
Recoverable REV demonstration project costs	15	20	14	18
Gate station upgrade project	15	25	15	25
Other	274	200	257	186
Regulatory assets – noncurrent	5,903	6,195	5,473	5,745
Deferred derivative losses - short term	166	190	155	177
Recoverable energy costs	39	76	32	67
Regulatory assets – current	205	266	187	244
Total Regulatory Assets	$6,108	$6,461	$5,660	$5,989
Regulatory liabilities
Future income tax	$2,040	$2,207	$1,896	$2,062
Allowance for cost of removal less salvage	1,114	1,090	950	932
Net unbilled revenue deferrals	184	198	184	198
TCJA net benefits*	167	295	164	286
Net proceeds from sale of property	111	137	111	137
Deferred derivative gains - long term	110	5	101	4
Pension and other postretirement benefit deferrals	98	85	53	46
System benefit charge carrying charge	71	64	63	57
Property tax refunds	35	36	35	35
BQDM and REV Demo reconciliations	26	27	22	25
Sales and use tax refunds	18	16	17	16
Energy efficiency portfolio standard unencumbered funds	17	1	19	—
Earnings sharing - electric, gas and steam	13	15	10	10
Unrecognized other postretirement costs	12	11	—	—
Settlement of gas proceedings	11	21	11	21
Settlement of prudence proceeding	6	5	6	5
Workers' compensation	5	3	5	3
Other	341	297	294	257
Regulatory liabilities – noncurrent	4,379	4,513	3,941	4,094
Deferred derivative gains - short term	451	8	423	7
Refundable energy costs	31	28	5	4
Revenue decoupling mechanism	8	—	—	—
Regulatory liabilities – current	490	36	428	11
Total Regulatory Liabilities	$4,869	$4,549	$4,369	$4,105
* See "Other Regulatory Matters," above.

The recognition of the return on regulatory assets is determined by the Utilities’ rate plans or orders issued by state regulators. In general, the Utilities receive or are being credited with a return at the Other Customer-Provided

Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the nine months ended September 30, 2021 and 2020 was 1.80 percent and 2.65 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($2,027 million and $1,696 million for Con Edison, and $1,817 million and $1,509 million for CECONY at September 30, 2021 and December 31, 2020, respectively). Regulatory assets of RECO for which a cash outflow has been made ($24 million and $31 million at September 30, 2021 and December 31, 2020, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the New Jersey Board of Public Utilities. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At September 30, 2021 and December 31, 2020, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Unrecognized pension and other postretirement costs	$2,527	$3,241	$2,394	$3,065
Environmental remediation costs	832	855	765	781
Revenue taxes	364	336	349	323
Deferred derivative losses - long term	136	120	124	111
Other	56	24	56	24
Deferred derivative losses - current	166	190	155	177
Total	$4,081	$4,766	$3,843	$4,481
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

In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement with a tax equity investor for the financing of a portfolio of three of the Clean Energy Businesses’ solar electric production projects (CED Nevada Virginia). Under the financing, the tax equity investor acquired a noncontrolling interest in the portfolio and will receive a percentage of earnings, tax attributes and cash flows. As of September 30, 2021, the tax equity investor fully funded its $263 million financing obligation. The Clean Energy Businesses will continue to consolidate this entity and will report the noncontrolling tax equity investor’s interest in the tax equity arrangement. See Note P.

In March 2021, a subsidiary of the Clean Energy Businesses agreed to issue $229 million aggregate principal amount of 3.77 percent senior notes, due 2046, secured by equity interests in CED Nevada Virginia, all of which had been issued at September 30, 2021.

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

In September 2021, O&R agreed to issue in December 2021 $45 million aggregate principal amount of 2.31 percent debentures, due 2031 and $30 million aggregate principal amount of 3.17 percent debentures, due 2051.

The carrying amounts and fair values of long-term debt at September 30, 2021 and December 31, 2020 were:

(Millions of Dollars)	2021		2020
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$22,280	$25,655	$22,349	$26,808
CECONY	$17,637	$20,774	$16,789	$20,974
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $221 million and $188 million for Con Edison and CECONY, respectively, as of September 30, 2021 and $215 million and $176 million for Con Edison and CECONY, respectively, as of December 31, 2020.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at September 30, 2021 are classified as Level 2 liabilities (see Note O).

Note D – Short-Term Borrowing
At September 30, 2021, Con Edison had $1,036 million of commercial paper outstanding of which $942 million was outstanding under CECONY’s program. The weighted average interest rate at September 30, 2021 was 0.1 percent for both Con Edison and CECONY. At December 31, 2020, Con Edison had $1,705 million of commercial paper outstanding of which $1,660 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2020 was 0.3 percent for both Con Edison and CECONY.

At September 30, 2021 and December 31, 2020, no loans were outstanding under the Companies' December 2016 credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of September 30, 2021 and December 31, 2020.

In August 2021, a subsidiary of the Clean Energy Businesses prepaid in full $249 million of borrowings outstanding under, and terminated, a $613 million variable-rate construction loan facility that was secured by and used to fund construction costs for CED Nevada Virginia. At December 31, 2020, the banks’ commitments under the construction loan facility were $613 million, and $165 million of borrowings were outstanding under the construction loan facility.

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

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Service cost – including administrative expenses	$85	$73	$80	$69
Interest cost on projected benefit obligation	118	137	111	129
Expected return on plan assets	(274)	(258)	(260)	(245)
Recognition of net actuarial loss	197	175	187	165
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST	$122	$123	$113	$113
Cost capitalized	(41)	(34)	(39)	(32)
Reconciliation to rate level	(54)	(62)	(52)	(59)
Total expense recognized	$27	$27	$22	$22

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Service cost – including administrative expenses	$257	$220	$241	$206
Interest cost on projected benefit obligation	353	412	332	387
Expected return on plan assets	(822)	(775)	(779)	(735)
Recognition of net actuarial loss	590	524	559	496
Recognition of prior service credit	(12)	(12)	(15)	(15)
TOTAL PERIODIC BENEFIT COST	$366	$369	$338	$339
Cost capitalized	(120)	(98)	(113)	(93)
Reconciliation to rate level	(165)	(188)	(158)	(179)
Total expense recognized	$81	$83	$67	$67

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

Expected Contributions
Based on estimates as of September 30, 2021, the Companies expect to make contributions to the pension plans during 2021 of $467 million (of which $429 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first nine months of 2021, the Companies contributed $465 million to the pension plans, $428 million of which was contributed by CECONY. CECONY also contributed $22 million to the external trust for its non-qualified supplemental plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Service cost - including administrative expenses	$2	$5	$1	$4
Interest cost on projected other postretirement benefit obligation	7	9	6	8
Expected return on plan assets	(17)	(16)	(14)	(14)
Recognition of net actuarial loss	4	3	3	3
Recognition of prior service credit	—	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$(4)	$—	$(4)	$1
Cost capitalized	(3)	(2)	(3)	(2)
Reconciliation to rate level	7	2	6	—
Total credit recognized	$—	$—	$(1)	$(1)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Service cost - including administrative expenses	$15	$16	$11	$12
Interest cost on projected other postretirement benefit obligation	23	28	19	23
Expected return on plan assets	(51)	(49)	(41)	(41)
Recognition of net actuarial loss	17	34	13	32
Recognition of prior service credit	(2)	(3)	(1)	(1)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$2	$26	$1	$25
Cost capitalized	(9)	(7)	(7)	(5)
Reconciliation to rate level	7	(19)	2	(24)
Total credit recognized	$—	$—	$(4)	$(4)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Contributions
During the first nine months of 2021, the Companies contributed $2 million (all of which was made by CECONY) to the other postretirement benefit plans. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2021 and December 31, 2020 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Accrued Liabilities:
Manufactured gas plant sites	$737	$752	$662	$676
Other Superfund Sites	104	105	103	104
Total	$841	$857	$765	$780
Regulatory assets	$846	$865	$780	$791

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
Environmental remediation costs incurred related to Superfund Sites for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Remediation costs incurred	$7	$8	$7	$8

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Remediation costs incurred	$21	$17	$20	$16

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and nine months ended September 30, 2021 and 2020.
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

Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At September 30, 2021, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at September 30, 2021 and December 31, 2020 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$68	$72	$65	$68
Regulatory liability – workers’ compensation	$5	$3	$5	$3

Note H – Other Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. In the company’s estimation, there is not a reasonable possibility that an exposure to loss exists for the suits that is materially in excess of the estimated liability accrued. At September 30, 2021 and December 31, 2020, the company had accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount.

Other Contingencies
For additional contingencies, see "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $2,210 million and $2,042 million at September 30, 2021 and December 31, 2020, respectively.
A summary, by type and term, of amounts guaranteed by Con Edison and its subsidiaries under these agreements at September 30, 2021 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$547	$—	$—	$547
Energy transactions	475	33	323	831
Renewable electric production projects	320	64	378	762
Other	70	—	—	70
Total	$1,412	$97	$701	$2,210

Con Edison Transmission — Con Edison has guaranteed payment by CET Electric of the contributions CET Electric agreed to make to New York Transco LLC (NY Transco). CET Electric owns a 45.7 percent interest in NY Transco. In April 2019, the New York Independent System Operator (NYISO) selected a transmission project that was jointly proposed by National Grid and NY Transco. The siting, construction and operation of the project will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. The NYISO indicated it will work with the developers to enter into agreements for the development and operation of the projects, including a schedule for entry into service by December 2023. Guarantee amount shown includes the maximum possible required amount of CET Electric’s contributions for this project as calculated based on the assumptions that the project is completed at 175 percent of its estimated costs and NY Transco does not use any debt financing for the project. Guarantee amount shown also includes a $7 million guarantee from Con Edison Transmission on behalf of a subsidiary of CET Gas related to the completion of the sale of Stagecoach. See "Investments" in Note A and Note R.
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

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Operating lease cost	$22	$21	$16	$16
Operating lease cash flows	$10	$10	$6	$6

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Operating lease cost	$65	$63	$49	$48
Operating lease cash flows	$26	$27	$15	$13

As of September 30, 2021, assets recorded as finance leases were $2 million for Con Edison and $1 million for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $3 million and $2 million, respectively. As of December 31, 2020, assets recorded as finance leases were $3 million for Con Edison and $2 million for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $3 million and $1 million, respectively.

For the three and nine months ended September 30, 2021 and 2020, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $15 million and $5 million, respectively, for the three months ended September 30, 2021 and $32 million and $7 million, respectively for the nine months ended September 30, 2021. Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $8 million and $2 million, respectively, for the three months ended September 30, 2020 and $13 million and $3 million, respectively for the nine months ended September 30, 2020.

Other information related to leases for Con Edison and CECONY at September 30, 2021 and December 31, 2020 were as follows:

	Con Edison		CECONY
	2021	2020	2021	2020
Weighted Average Remaining Lease Term:
Operating leases	18.5 years	19.1 years	12.4 years	13.0 years
Finance leases	7.1 years	7.3 years	3.3 years	4.0 years
Weighted Average Discount Rate:
Operating leases	4.3%	4.3%	3.6%	3.6%
Finance leases	1.8%	1.8%	1.2%	1.3%

Future minimum lease payments under non-cancellable leases at September 30, 2021 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending September 30,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2022	$82	$1	$59	$1
2023	76	—	58	—
2024	75	—	57	—
2025	76	—	58	—
2026	75	—	58	—
All years thereafter	937	1	446	—
Total future minimum lease payments	$1,321	$2	$736	$1
Less: imputed interest	(452)	—	(144)	—
Total	$869	$2	$592	$1
Reported as of September 30, 2021
Operating lease liabilities (current)	$113	$—	$85	$—
Operating lease liabilities (noncurrent)	756	—	507	—
Other current liabilities	—	1	—	—
Other noncurrent liabilities	—	1	—	1
Total	$869	$2	$592	$1

At September 30, 2021, the Companies did not have material obligations under operating or finance leases that had not yet commenced.

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three and nine months ended September 30, 2021 and 2020.

Note J – Income Tax
Con Edison’s income tax expense increased to $127 million for the three months ended September 30, 2021 from $119 million for the three months ended September 30, 2020. The increase in income tax expense is primarily due to lower income attributable to non-controlling interests, offset in part by lower income before income tax expense, lower state income taxes, an increase in the amortization of excess deferred federal income taxes due to the TCJA and a higher favorable tax adjustment for the prior year tax return primarily due to an increase in the general business tax credit compared with last year.

CECONY’s income tax expense decreased to $90 million for the three months ended September 30, 2021 from $97 million for the three months ended September 30, 2020. The decrease in income tax expense is primarily due to an increase in the amortization of excess deferred federal income taxes due to the TCJA and a higher favorable tax adjustment for the prior year tax return primarily due to an increase in the general business tax credit compared with last year, offset in part by higher income before income tax expense and lower flow-through tax benefits in 2021 for plant-related items.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended September 30, 2021 and 2020 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2021	2020	2021	2020
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	5	6	5	5
Amortization of excess deferred federal income taxes	(7)	(7)	(8)	(8)
Taxes attributable to non-controlling interests	4	(1)	—	—
Cost of removal	1	1	1	2
Other plant-related items	(1)	(1)	(1)	(1)
Renewable energy credits	(1)	(1)	—	—
Injuries and damages reserve	—	—	1	—
Prior period federal income tax return adjustments	(1)	—	(1)	—
Other	—	1	—	—
Effective tax rate	21%	19%	18%	19%

Con Edison’s income tax expense increased to $194 million for the nine months ended September 30, 2021 from $183 million for the nine months ended September 30, 2020. The increase in income tax expense is primarily due to lower income attributable to non-controlling interests, offset in part by lower income before income tax expense, lower state income taxes, an increase in the amortization of excess deferred federal income taxes due to the TCJA and a higher favorable tax adjustment for the prior year tax return primarily due to an increase in the general business tax credit compared with last year.

CECONY’s income tax expense decreased to $188 million for the nine months ended September 30, 2021 from $199 million for the nine months ended September 30, 2020. The decrease in income tax expense is primarily due to an increase in the amortization of excess deferred federal income taxes due to the TCJA, a higher favorable tax adjustment for the prior year tax return primarily due to an increase in the general business tax credit compared with last year, the absence of the amortization of excess deferred state income taxes in 2021, offset in part by higher income before income tax expense and lower flow-through tax benefits in 2021 for plant-related items.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the nine months ended September 30, 2021 and 2020 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2021	2020	2021	2020
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	5	5	5	5
Amortization of excess deferred federal income taxes	(11)	(10)	(11)	(10)
Taxes attributable to non-controlling interests	3	(1)	—	—
Cost of removal	2	2	2	2
Other plant-related items	(1)	(1)	(1)	(2)
Renewable energy credits	(2)	(2)	—	—
Other	(1)	—	—	1
Effective tax rate	16%	14%	16%	17%

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

Pursuant to CECONY’s electric rate plan that went into effect in January 2020, the deferral of its net benefits for its electric service ceased and is included in rates. Additionally, the unprotected excess deferred federal income taxes for its electric and gas services is being amortized over a five-year period, which decreased the income tax expense for the nine months ended September 30, 2021 and 2020. See “Other Regulatory Matters” in Note B.

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

Uncertain Tax Positions
At September 30, 2021, the estimated liability for uncertain tax positions for Con Edison was $17 million ($6 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $3 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is $1 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $17 million ($16 million, net of federal taxes) with $6 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the nine months ended September 30, 2021, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At September 30, 2021 and December 31, 2020, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three and nine months ended September 30, 2021 and 2020, revenue from contracts with customers as defined in Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$2,776	$(46)	$2,730	$2,594	$(32)	$2,562
Gas	305	2	307	248	11	259
Steam	52	3	55	50	1	51
Total CECONY	$3,133	$(41)	$3,092	$2,892	$(20)	$2,872
O&R
Electric	229	(6)	223	210	(2)	208
Gas	32	2	34	27	3	30
Total O&R	$261	$(4)	$257	$237	$1	$238
Clean Energy Businesses
Renewables	199	—	199	194	—	194
Energy services	65	—	65	14	—	14
Other	—	—	—	—	14	14
Total Clean Energy Businesses	$264	$0	$264	$208	$14	$222
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	(1)	(1)	—	—	—
Total Con Edison	$3,659	$(46)	$3,613	$3,338	$(5)	$3,333
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services
(b)    Parent company and consolidation adjustments.

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$6,695	$(34)	$6,661	$6,108	$70	$6,178
Gas	1,699	31	1,730	1,480	29	1,509
Steam	383	10	393	375	10	385
Total CECONY	$8,777	$7	$8,784	$7,963	$109	$8,072
O&R
Electric	535	(13)	522	478	5	483
Gas	184	(7)	177	156	8	164
Total O&R	$719	$(20)	$699	$634	$13	$647
Clean Energy Businesses
Renewables	545	—	545	487	—	487
Energy services	168	—	168	36	—	36
Other	—	66	66	—	43	43
Total Clean Energy Businesses	$713	$66	$779	$523	$43	$566
Con Edison Transmission	3	—	3	3	—	3
Other (b)	—	(4)	(4)	—	(2)	(2)
Total Con Edison	$10,212	$49	$10,261	$9,123	$163	$9,286
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b)    Parent company and consolidation adjustments.

	2021			2020
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$11	$41		$29	$17
Additions (c)	174	—		74	31
Subtractions (c)	127	31	(d)	90	4	(d)
Ending balance as of September 30,	$58	$10		$13	$44
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
(d)Of the subtractions from unearned revenue, $31 million and $4 million were included in the balances as of January 1, 2021 and 2020, respectively.

As of September 30, 2021, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services is $187 million, of which $148 million will be recognized within the next two years, and the remaining $39 million will be recognized pursuant to long-term service and maintenance agreements.

In March 2020, the Utilities began suspending new late payment charges and certain other fees for all customers. For the three months ended September 30, 2021, the estimated late payment charges and fees that were not billed by Con Edison and CECONY were approximately $12 million and $11 million lower than the amounts that were approved to be collected pursuant to the Utilities’ rate plans, respectively. For the nine months ended September 30, 2021, the estimated late payment charges and fees that were not billed by Con Edison and CECONY were approximately $49 million and $46 million lower than the amounts that were approved to be collected pursuant to the Utilities’ rate plans, respectively. For the three months ended September 30, 2020, the estimated late payment charges and fees that were not billed by Con Edison and CECONY were approximately $18 million and $17 million lower than the amounts that were approved to be collected pursuant to the Utilities’ rate plans, respectively. For the nine months ended September 30, 2020, the estimated late payment charges and fees that were not billed by Con Edison and CECONY were approximately $38 million and $36 million lower than the amounts that were approved to be collected pursuant to the Utilities’ rate plans, respectively. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In April 2021, CECONY filed a petition with the NYSPSC to timely establish a surcharge recovery mechanism for $52 million of late payment charges and fees, offset for related savings, for the year ended December 31, 2020 to begin in September 2021 and end in December 2022. The petition also requests a surcharge recovery or surcredit mechanism for any fee deferrals for 2021 and 2022 starting in January of the subsequent year over a twelve-month period, respectively. See "COVID-19 Regulatory Matters" in Note B.

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

The Clean Energy Businesses’ customer accounts receivable balance generally reflects the management of energy supply assets, energy-efficiency services to government and commercial customers, and the engineering, procurement, and construction services of renewable energy projects. The Clean Energy Businesses calculate an allowance for uncollectible accounts related to their energy services customers based on an aging and customer-specific analysis. The amount of such reserves was not material at September 30, 2021 or December 31, 2020.
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
Starting in 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases to the allowance for uncollectible customer accounts for Con Edison and CECONY were $38 million for the three months ended September 30, 2021 and $165 million and $162 million, respectively, for the nine months ended September 30, 2021. The increases to the allowance for uncollectible customer accounts for Con Edison and CECONY were $31 million and $30 million, respectively, for the three months ended September 30, 2020 and $48 million and $46 million, respectively, for the nine months ended September 30, 2020.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a rollforward by major portfolio segment type for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020
Allowance for credit losses
Beginning Balance at July 1,	$275	$87	$7	$5	$262	$81	$4	$3
Recoveries	3	2	—	—	3	2	—	—
Write-offs	(24)	(4)	—	—	(23)	(3)	—	—
Reserve adjustments	59	33	—	1	58	31	1	1
Ending Balance September 30,	$313	$118	$7	$6	$300	$111	$5	$4

	For the Nine Months Ended September 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020
Allowance for credit losses
Beginning Balance at January 1,	$148	$70	$7	$4	$138	$65	$4	$3
Recoveries	9	6	—	—	8	6	—	—
Write-offs	(66)	(37)	(1)	(1)	(62)	(35)	—	—
Reserve adjustments	222	79	1	3	216	75	1	1
Ending Balance September 30,	$313	$118	$7	$6	$300	$111	$5	$4

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020
CECONY
Electric	$2,730	$2,562	$5	$4	$324	$305	$834	$813
Gas	307	259	2	2	82	74	(48)	(34)
Steam	55	51	18	18	23	22	(58)	(57)
Consolidation adjustments	—	—	(25)	(24)	—	—	—	—
Total CECONY	$3,092	$2,872	$—	$—	$429	$401	$728	$722
O&R
Electric	$223	$208	$—	$—	$18	$17	$55	$58
Gas	34	30	—	—	6	6	(8)	(9)
Total O&R	$257	$238	$—	$—	$24	$23	$47	$49
Clean Energy Businesses	$264	$222	$—	$—	$58	$58	$79	$92
Con Edison Transmission	1	1	—	—	—	—	(2)	(2)
Other (a)	(1)	—	—	—	1	—	(2)	(1)
Total Con Edison	$3,613	$3,333	$—	$—	$512	$482	$850	$860
(a) Parent company and consolidation adjustments. Other does not represent a business segment.

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020
CECONY
Electric	$6,661	$6,178	$14	$13	$959	$904	$1,337	$1,413
Gas	1,730	1,509	6	5	239	216	490	440
Steam	393	385	55	56	69	67	9	1
Consolidation adjustments	—	—	(75)	(74)	—	—	—	—
Total CECONY	$8,784	$8,072	$—	$—	$1,267	$1,187	$1,836	$1,854
O&R
Electric	$522	$483	$—	$—	$52	$48	$78	$86
Gas	177	164	—	—	19	19	30	28
Total O&R	$699	$647	$—	$—	$71	$67	$108	$114
Clean Energy Businesses	$779	$566	$—	$—	$172	$173	$196	$188
Con Edison Transmission	3	3	—	—	1	1	(7)	(6)
Other (a)	(4)	(2)	—	—	—	—	(4)	(3)
Total Con Edison	$10,261	$9,286	$—	$—	$1,511	$1,428	$2,129	$2,147
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

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at September 30, 2021 and December 31, 2020 were:

(Millions of Dollars)	2021				2020
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$652	$(375)	$277	(b)	$44	$14	$58	(b)
Noncurrent	140	(15)	125	(c)	22	35	57
Total fair value of derivative assets	$792	$(390)	$402		$66	$49	$115
Fair value of derivative liabilities
Current	$(428)	$265	$(163)	(c)	$(225)	$(13)	$(238)	(d)
Noncurrent	(183)	17	(166)	(c)	(207)	(33)	(240)	(d)
Total fair value of derivative liabilities	$(611)	$282	$(329)		$(432)	$(46)	$(478)
Net fair value derivative assets/(liabilities)	$181	($108)	$73		$(366)	$3	$(363)
CECONY
Fair value of derivative assets
Current	$407	$(183)	$224	(b)	$20	$(12)	$8	(b)
Noncurrent	114	(28)	86		16	(8)	8
Total fair value of derivative assets	$521	$(211)	$310		$36	$(20)	$16
Fair value of derivative liabilities
Current	$(158)	$44	$(114)		$(174)	$11	$(163)
Noncurrent	(125)	28	(97)		(114)	9	(105)
Total fair value of derivative liabilities	$(283)	$72	$(211)		$(288)	$20	$(268)
Net fair value derivative assets/(liabilities)	$238	$(139)	$99		$(252)	$—	$(252)
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
(b)At September 30, 2021, immaterial amounts of margin deposits for Con Edison and CECONY were classified as derivative assets on the consolidated balance sheet, but not included in the table. At December 31, 2020, margin deposits for Con Edison and CECONY of $3 million were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.
(c)Includes amounts for interest rate swaps of $5 million in noncurrent assets, $(26) million in current liabilities and $(39) million in noncurrent liabilities. At September 30, 2021, the Clean Energy Businesses had interest rate swaps with notional amounts of $1,046 million. The expiration dates of the swaps range from 2025-2041. In June 2021, as part of the Clean Energy Businesses' sale of a renewable electric project, interest rate swaps terminating in 2024 were assumed by the buyer.
(d)Includes amounts for interest rate swaps of $(24) million in current liabilities and $(82) million in noncurrent liabilities. At December 31, 2020, the Clean Energy Businesses had interest rate swaps with notional amounts of $863 million. The expiration dates of the swaps ranged from 2024-2041.

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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2021 and 2020:

		For the Three Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2021	2020	2021	2020
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$296	$26	$279	$24
Noncurrent	Deferred derivative gains	70	17	66	16
Total deferred gains/(losses)		$366	$43	$345	$40
Current	Deferred derivative losses	$(4)	$(9)	$(3)	$(11)
Current	Recoverable energy costs	17	(23)	13	(19)
Noncurrent	Deferred derivative losses	(61)	(15)	(55)	(12)
Total deferred gains/(losses)		($48)	$(47)	$(45)	$(42)
Net deferred gains/(losses)		$318	$(4)	$300	$(2)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$2	$—	$—	$—
	Non-utility revenue	(23)	(2)	—	—
	Other operations and maintenance expense	1	—	1	—
	Other interest expense	11	7	—	—
Total pre-tax gains/(losses) recognized in income		$(9)	$5	$1	$—

		For the Nine Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2021	2020	2021	2020
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$443	$23	$415	$20
Noncurrent	Deferred derivative gains	106	15	97	14
Total deferred gains/(losses)		$549	$38	$512	$34
Current	Deferred derivative losses	$25	$12	$22	$9
Current	Recoverable energy costs	(30)	(163)	(29)	(144)
Noncurrent	Deferred derivative losses	(16)	(73)	(13)	(70)
Total deferred gains/(losses)		$(21)	$(224)	$(20)	$(205)
Net deferred gains/(losses)		$528	$(186)	$492	$(171)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$4	$(3)	$—	$—
	Non-utility revenue	(22)	3	—	—
	Other operations and maintenance expense	5	(5)	5	(5)
	Other interest expense	45	(82)	—	—
Total pre-tax gains/(losses) recognized in income		$32	$(87)	$5	$(5)

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at September 30, 2021:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	23,870,400	39,914	280,838,997	4,704,000
CECONY	21,401,150	29,700	261,010,000	4,704,000
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
At September 30, 2021, Con Edison and CECONY had $689 million and $424 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $95 million with independent system operators, $103 million with non-investment grade/non-rated counterparties, $160 million with commodity exchange brokers, and $331 million with investment-grade counterparties. CECONY’s net credit exposure consisted of $131 million with commodity exchange brokers and $293 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at September 30, 2021:

(Millions of Dollars)	Con Edison (a)		CECONY (a)
Aggregate fair value – net liabilities	$211		$176
Collateral posted	170		165
Additional collateral (b) (downgrade one level from current ratings)	24		4
Additional collateral (b) (downgrade to below investment grade from current ratings)	83	(c)	54	(c)
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post $14 million of additional collateral at September 30, 2021. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At September 30, 2021, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $72 million.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are summarized below.

	2021					2020
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$215	$533	$29	$(380)	$397	$19	$42	$4	$53	$118
Interest rate swaps (a)(b)(c)	—	5	—	—	5	—	—	—	—	—
Other (a)(b)(d)	479	136	—	—	615	431	126	—	—	557
Total assets	$694	$674	$29	$(380)	$1,017	$450	$168	$4	$53	$675
Derivative liabilities:
Commodity (a)(b)(c)	$40	$462	$34	$(272)	$264	$7	$296	$23	$46	$372
Interest rate swaps (a)(b)(c)	—	65	—	—	65	—	106	—	—	106
Total liabilities	$40	$527	$34	$(272)	$329	$7	$402	$23	$46	$478
CECONY
Derivative assets:
Commodity (a)(b)(c)	$142	$367	$2	$(201)	$310	$15	$20	$—	$(16)	$19
Other (a)(b)(d)	460	128	—	—	588	411	120	—	—	531
Total assets	$602	$495	$2	$(201)	$898	$426	$140	$—	$(16)	$550
Derivative liabilities:
Commodity (a)(b)(c)	$—	$253	$19	$(61)	$211	$3	$274	$10	$(19)	$268
(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had no transfers between levels 1, 2, and 3 during the nine months ended September 30, 2021. Con Edison and CECONY had $1 million of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2020 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2020 to less than three years as of December 31, 2020.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2021 and December 31, 2020, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

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

	Fair Value of Level 3 at September 30, 2021	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$11	Discounted Cash Flow	Forward energy prices (a)	$15.00-$130.75 per MWh
	(17)	Discounted Cash Flow	Forward capacity prices (a)	$0.26-$12.93 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(4.21)-$10.11 per MWh
Total Con Edison—Commodity	$(5)
CECONY – Commodity
Electricity	$(9)	Discounted Cash Flow	Forward energy prices (a)	$26.80-$98.51 per MWh
	(10)	Discounted Cash Flow	Forward capacity prices (a)	$0.70-$12.93 per kW-month
Transmission Congestion Contracts	2	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.63-$5.63 per MWh
Total CECONY—Commodity	$(17)
(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2021 and 2020 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Beginning balance as of July 1,	$(9)	$(14)	$(7)	$(7)
Included in earnings	21	—	1	—
Included in regulatory assets and liabilities	(17)	(3)	(11)	(1)
Settlements	—	—	—	(1)
Ending balance as of September 30,	$(5)	$(17)	$(17)	$(9)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Beginning balance as of January 1,	$(19)	$(16)	$(10)	$(6)
Included in earnings	20	(7)	(2)	(3)
Included in regulatory assets and liabilities	(9)	(3)	(7)	(3)
Settlements	3	9	2	3
Ending balance as of September 30,	$(5)	$(17)	$(17)	$(9)

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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues on the consolidated income statement for the three months ended September 30, 2021 and 2020 ($20 million gain and $1 million gain, respectively). Realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues on the consolidated income statement for the nine months ended September 30, 2021 and 2020 ($24 million gain and $2 million gain, respectively).

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

Clean Energy Businesses
In June 2021, a subsidiary of the Clean Energy Businesses sold substantially all of its membership interest in a renewable electric project, and retained an equity interest of $11 million in the project which, as of September 30, 2021, is valued at $7 million and is accounted for as an equity method investment. See Note R. The earnings of the project are determined using the hypothetical liquidation at book value (HLBV) method of accounting, and such earnings were not material for the three and nine months ended September 30, 2021. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the renewable electric project is not held by the Clean Energy Businesses.

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

For the three months ended September 30, 2021, the hypothetical liquidation at book value (HLBV) method of accounting for CED Nevada Virginia resulted in a $74 million loss ($56 million, after-tax) for the tax equity investor and an equivalent amount of income for Con Edison.

For the nine months ended September 30, 2021, the HLBV method of accounting for CED Nevada Virginia resulted in a $127 million loss ($96 million, after tax) for the tax equity investor and an equivalent amount of income for Con Edison.

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

For the three months ended September 30, 2021, the HLBV method of accounting for the Tax Equity Projects resulted in an immaterial amount of income for the tax equity investor and $14 million of income ($11 million, after-tax) for Con Edison. For the three months ended September 30, 2020, the HLBV method of accounting for the Tax Equity Projects resulted in $9 million of income ($7 million, after-tax) for the tax equity investor and $7 million of income ($5 million, after-tax) for Con Edison.

For the nine months ended September 30, 2021, the HLBV method of accounting for the Tax Equity Projects resulted in $8 million of income ($6 million, after tax) for the tax equity investor and $27 million of income ($20 million, after tax) for Con Edison. For the nine months ended September 30, 2020, the HLBV method of accounting for the Tax Equity Projects resulted in $38 million of income ($29 million, after tax) for the tax equity investor and a $3 million loss ($2 million, after tax) for Con Edison.

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

At September 30, 2021 and December 31, 2020, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)		CED Nevada Virginia (c)(h)
(Millions of Dollars)	2021	2020	2021	2020	2021
Non-utility property, less accumulated depreciation (f)(g)	$278	$284	$435	$446	$647
Other assets	40	39	174	176	57
Total assets (a)	$318	$323	$609	$622	$704
Other liabilities	14	13	79	71	328
Total liabilities (b)	$14	$13	$79	$71	$328
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
(d)Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $88 million and $82 million at September 30, 2021 and December 31, 2020, respectively.
(e)Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $122 million and $134 million at September 30, 2021 and December 31, 2020, respectively.
(f)Non-utility property is reduced by accumulated depreciation of $24 million for Great Valley Solar, $40 million for Copper Mountain - Mesquite Solar, and $5 million for CED Nevada Virginia at September 30, 2021.
(g)Non-utility property is reduced by accumulated depreciation of $18 million for Great Valley Solar and $30 million for Copper Mountain - Mesquite Solar at December 31, 2020.
(h)CED Nevada Virginia consists of the Copper Mountain Solar 5, Battle Mountain Solar and Water Strider Solar projects for which the noncontrolling interest of the tax equity investor was $128 million at September 30, 2021.

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

Note R – Dispositions
In April 2021, a subsidiary of the Clean Energy Businesses entered into an agreement to sell substantially all of its membership interests in a renewable electric project that it developed and also all of its membership interests in a renewable electric production project that it acquired in 2016. The sales were completed in June 2021. The combined carrying value of both projects was approximately $180 million in June 2021. The net pre-tax gain on the sales was $3 million ($2 million after-tax) and was included within "Other operations and maintenance" on Con Edison's consolidated income statement for the nine months ended September 30, 2021. The retained portion of the membership interest in the renewable electric project, of $11 million, was calculated based on a discounted cash flow of future projected earnings, and the retained portion is accounted for as an equity method investment. The portion of the gain attributable to the retained portion of the membership interest was not material for the nine months ended September 30, 2021. See Note P.

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2020 (File Nos. 1-14514 and 1-1217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021 (File Nos. 1-14514 and 1-1217).

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
•CET Gas

Con Edison’s principal business operations are those of CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. Con Edison Transmission invests in and seeks to develop electric transmission projects and manages, through joint ventures, both electric and gas assets. CET Gas and CECONY are considering strategic alternatives with respect to their interests in Honeoye Storage Corporation (Honeoye), of which CET owns a 71.2 percent interest and CECONY owns a 28.8 percent interest.

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

During the summer of 2021, electric peak demand in CECONY's service area was 12,039 MW (which occurred on June 30, 2021). At design conditions, electric peak demand in the company's service area would have been approximately 12,336 MW in 2021 compared to the company's forecast of 12,880 MW. The lower peak demand at design conditions as compared to the forecast was primarily due to the slower than expected recovery of electric demand in CECONY's territory during the emergence from the COVID-19 pandemic. The company decreased its five-year forecast of average annual change in electric peak demand in its service area at design conditions from approximately 0.8 percent (for 2021 to 2025) to approximately 0.4 percent (for 2022 to 2026).

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

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 16,981 MMlb of steam annually to approximately 1,558 customers in parts of Manhattan.

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

During the summer of 2021, electric peak demand in O&R's service area was 1,520 MW (which occurred on June 30, 2021). At design conditions, electric peak demand in the company's service area would have been approximately 1,575 MW in 2021 compared to the company's forecast of 1,530 MW. The difference at design conditions is higher than expected due to a decrease in residential vacancies and faster recovery of electric demand in O&R's service territory during the emergence from the COVID-19 pandemic. The company increased its five-year forecast of average annual change in electric peak demand in its service area at design conditions from approximately (0.5) percent (for 2021 to 2025) to approximately (0.3) percent (for 2022 to 2026).

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

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric transmission projects and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and has been selected to build additional electric transmission assets in New York. In May 2021, a CET Gas subsidiary entered into a purchase and sale agreement pursuant to which it agreed to sell its 50 percent interest in Stagecoach Gas Services LLC (Stagecoach), a joint venture that owned and operated an existing gas pipeline and storage business located in northeastern Pennsylvania and the southern tier of New York, and in July 2021 the transaction was substantially completed. See "Investments" in Note A and Note R to the Third Quarter Financial Statements. Also, CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye, which operates a gas storage facility in upstate New York. CET Gas and CECONY are considering strategic alternatives with respect to their interests in Honeoye. At September 30, 2021, the consolidated carrying value of Honeoye was $25 million. In addition, CET Gas owns a 10.6 percent interest (that is expected to be reduced to 8.5 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture) in Mountain Valley Pipeline LLC (MVP), a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended September 30, 2021				For the Nine Months Ended September 30, 2021				At September 30, 2021
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$3,092	86%	$418	78%	$8,784	85%	$1,011	90%	$52,178	83%
O&R	257	7	26	5	699	7	53	5	3,344	5
Total Utilities	3,349	93	444	83	9,483	92	1,064	95	55,522	88
Clean Energy Businesses (a)	264	7	106	20	779	8	223	20	6,604	10
Con Edison Transmission (b)	1	—	1	—	3	—	(142)	(13)	493	1
Other (c)	(1)	—	(13)	(3)	(4)	—	(23)	(2)	319	1
Total Con Edison	$3,613	100%	$538	100%	$10,261	100%	$1,122	100%	$62,938	100%
(a)Net income for common stock from the Clean Energy Businesses for the three and nine months ended September 30, 2021 includes $(9) million and $20 million, respectively, of net after-tax mark-to-market income/(loss) and reflects $52 million (after-tax) and $87 million (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. Net income for common stock from the Clean Energy Businesses for the nine months ended September 30, 2021 includes $(3) million (after-tax) for the loss from the sale of a renewable electric production project. See Note P to the Third Quarter Financial Statements.
(b)Net income for common stock from Con Edison Transmission for the nine months ended September 30, 2021 includes $(153) million of a net after-tax impairment loss related to its investment in Stagecoach. See Note A to the Third Quarter Financial Statements.
(c)Other includes parent company and consolidation adjustments. Net income for common stock for the three and nine months ended September 30, 2021 includes $(4) million (after-tax) and $(7) million (after-tax), respectively, of loss attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. Net income for common stock for the nine months ended September 30, 2021 includes $6 million of income tax impact for the impairment loss related to Con Edison's investment in Stagecoach and $(2) million of net after-tax mark-to-market loss.

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

On October 22, 2021, in response to President Biden's Executive Order 14042, the Companies announced that they are committed to complying with the mandate for employees of federal contractors and subcontractors to be fully vaccinated against COVID-19 by the federally-required deadline (January 4, 2022), unless employees are legally entitled to an accommodation. The Companies are continuing to monitor the situation closely and are implementing appropriate measures to mitigate any workforce and cost impacts that may occur.

Below is additional information related to the effects of the COVID-19 pandemic and the Companies’ actions. Also, see “COVID-19 Regulatory Matters” in Note B to the Third Quarter Financial Statements.

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

Supply Chain Matters
The Utilities have been impacted, and may continue to be impacted, by global and U.S. supply chain disruptions causing shortages of, and increased pricing pressure on, among other things, certain raw materials, labor, microprocessors and microchips. The Utilities have used mitigation strategies in an effort to minimize these supply chain issues, such as increasing inventory and storage of specified materials, identifying alternate distributors and maintaining regular communications with key suppliers. These supply chain disruptions have not had a material impact on the Utilities’ net income, cash flows and financial condition, but have resulted in increased prices and lead times for certain orders of materials and equipment needed by the Utilities in their operations.
Accounting Considerations
Due to the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted), decline in business, bankruptcies, layoffs and furloughs, among other factors, both commercial and residential customers have had and may continue to have increased difficulty paying their utility bills. In June 2020, the state of New York enacted a law prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers, and starting in May 2021 small business customers, during the COVID-19 state of emergency, which ended in June 2021. In addition, such prohibitions will apply for an additional 180 days after the state of emergency ends (December 21, 2021) for residential and small business customers who have experienced a change in financial circumstances due to the COVID-19 pandemic. CECONY and O&R have existing allowances for uncollectible accounts established against their customer accounts receivable balances that are reevaluated each quarter and updated accordingly. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances are not reflected in rates during the term of the current rate plans. During the third quarter of 2021, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates, resulting in increases to the customer allowance for uncollectible accounts as detailed herein. CECONY’s and O&R’s allowances for uncollectible customer accounts reserve increased from $138 million and $8.7 million at December 31, 2020 to $300 million and $12.6 million at September 30, 2021, respectively. See "COVID-19 Regulatory Matters" in Note B and Note L to the Third Quarter Financial Statements.

The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of goodwill, long-lived or intangible assets may not be recoverable at September 30, 2021.

New York State Legislation
In April 2021, New York State passed a law that increases the corporate franchise tax rate on business income from 6.5% to 7.25%, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstates the business capital tax at 0.1875%, not to exceed a maximum tax liability of $5 million per taxpayer. New York State requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax are scheduled to expire after 2023 and are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity. In addition, the new law created a program that allows eligible residential renters in New York State who require assistance with rent and utility bills to have up to twelve months of electric and gas utility bill arrears forgiven, provided that such arrears were accrued on or after March 13, 2020. The program will be administered by the State Office of Temporary Disability Assistance in coordination with the New York State Department of Public Service and the NYSPSC. Under the program, CECONY and O&R would qualify for a refundable tax credit for New York State gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are waived and certified by the NYSPSC. See "COVID-19 Regulatory Matters” in Note B to the Third Quarter Financial Statements.

Liquidity and Financing
The Companies continue to monitor the impacts of the COVID-19 pandemic on the financial markets closely, including borrowing rates and daily cash collections. The Companies have been able to access the capital markets as needed since the start of the COVID-19 pandemic in March 2020. See Notes C and D to the Third Quarter Financial Statements. However, a continued economic downturn as a result of the COVID-19 pandemic has increased the amount of capital needed by the Utilities and could impact the costs of such capital.

The decline in business activity in the Utilities’ service territory as a result of the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted), resulted in a slower recovery in cash of outstanding customer accounts receivable balances in 2020 and for the nine months ended September 30, 2021. These trends will likely continue through the remainder of 2021.

The Utilities’ rate plans have revenue decoupling mechanisms in their New York electric and gas businesses that largely reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC per month and accumulate the deferred balances semi-annually under CECONY's electric rate plan (January through June and July through December, respectively) and annually under CECONY's gas rate plan and O&R New York's electric and gas rate plans (January through December). Differences are accrued with interest each month for CECONY's and O&R New York’s electric customers and after the annual deferral period ends for CECONY's and O&R New York’s gas customers for refund to, or recovery from customers, as applicable. Generally, the refund to or recovery from customers begins August and February of each year over an ensuing six-month period for CECONY's electric customers and February of each year over an ensuing twelve-month period for CECONY's gas and O&R New York's electric and gas customers. Although these revenue decoupling mechanisms are in place, lower billed sales revenues and higher uncollectible accounts have reduced and are expected to continue to reduce liquidity at the Utilities. Also, in March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers and such suspensions may continue through 2021.

For the nine months ended September 30, 2021, the estimated late payment charges and fees that were not billed by CECONY and O&R were approximately $46 million and $3 million lower than the amounts that were approved to be collected pursuant to their rate plans, respectively. These unbilled amounts have reduced and may continue to reduce liquidity at the Utilities. See "COVID-19 Regulatory Matters" in Note B and Note K to the Third Quarter Financial Statements.

Con Edison and the Utilities have a $2,250 million credit agreement (Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until December 2023 ($2,200 million of commitments from December 2022). Con Edison and the Utilities have not entered into any loans under the Credit Agreement. See Note D to the Third Quarter Financial Statements.

Results of Operations
Net income for common stock and earnings per share for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$418	$405	$1.19	$1.21	$1,011	$963	$2.92	$2.88
O&R	26	27	0.07	0.08	53	57	0.15	0.17
Clean Energy Businesses (a)	106	56	0.30	0.17	223	8	0.64	0.03
Con Edison Transmission (b)	1	15	—	0.04	(142)	42	(0.40)	0.13
Other (c)	(13)	(10)	(0.04)	(0.03)	(23)	(12)	(0.08)	(0.04)
Con Edison (d)	$538	$493	$1.52	$1.47	$1,122	$1,058	$3.23	$3.17
(a)Net income for common stock from the Clean Energy Businesses for the three and nine months ended September 30, 2021 includes $(9) million or $(0.03) a share and $20 million or $0.06 a share, respectively, of net after-tax mark-to-market income/(loss) and reflects $52 million or $0.15 a share (after-tax) and $87 million or $0.25 a share (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. Net income for common stock from the Clean Energy Businesses for the nine months ended September 30, 2021 includes $(3) million or $(0.01) a share (after-tax) for the loss from the sale of a renewable electric production project. Net income for common stock from the Clean Energy Businesses for the three and nine months ended September 30, 2020 includes $5 million or $0.01 a share and $(60) million or $(0.18) a share, respectively, of net after-tax mark-to-market income/(loss) and reflects $7 million or $0.02 a share (after-tax) and $29 million or $0.08 a share (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. See Note P to the Third Quarter Financial Statements.
(b)Net income for common stock from Con Edison Transmission for the nine months ended September 30, 2021 includes $(153) million or $(0.44) a share of net after-tax impairment loss related to its investment in Stagecoach. See Note A to the Third Quarter Financial Statements.

(c)Other includes parent company and consolidation adjustments. Net income for common stock for the three and nine months ended September 30, 2021 includes $(4) million (after-tax) or $(0.01) a share (after-tax) and $(7) million (after-tax) or $(0.02) a share (after-tax), respectively, of loss attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. Net income for common stock for the nine months ended September 30, 2021 includes $6 million or $0.01 a share of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Stagecoach and $(2) million or $(0.01) a share of net after-tax mark-to-market loss. See Note A to the Third Quarter Financial Statements. Net income for common stock for the three and nine months ended September 30, 2020 includes $1 million (after-tax) and $2 million or $0.01 a share (after-tax), respectively, of income attributable to the non-controlling interest of a tax equity investor in renewable electric production projects accounted for under the HLBV method of accounting. Net income for common stock from the Clean Energy Businesses for the nine months ended September 30, 2020 includes $5 million or $0.01 a share of net after-tax mark-to-market income.
(d)Earnings per share on a diluted basis were $1.52 a share and $1.47 a share for the three months ended September 30, 2021 and 2020, respectively, and $3.23 a share and $3.16 a share for the nine months ended September 30, 2021 and 2020, respectively.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and nine months ended September 30, 2021 as compared with the 2020 period.

Variation for the Three Months Ended September 30, 2021 vs. 2020
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$21	$0.06
Lower healthcare costs	5	0.02
Lower stock based compensation costs	5	0.01
Uncollected late payment charges and certain other fees associated with COVID-19	4	0.01
Higher uncollectibles written off and increase to reserve for uncollectibles, net of deferrals (that began in the third quarter of 2020) for uncollectibles associated with the Coronavirus Disease (COVID-19) pandemic	(18)	(0.05)
Higher storm-related costs	(3)	(0.01)
Dilutive effect of stock issuances	—	(0.07)
Other	(1)	0.01
Total CECONY	13	(0.02)
O&R (a)
Higher storm-related costs	(4)	(0.01)
Other	3	—
Total O&R	(1)	(0.01)
Clean Energy Businesses
HLBV effects	59	0.17
Net mark-to-market effects	(14)	(0.04)
Dilutive effect of stock issuances	—	(0.02)
Other	5	0.02
Total Clean Energy Businesses	50	0.13
Con Edison Transmission
Foregoing Allowance for Funds Used During Construction income starting in January 2021 until significant construction resumes on the Mountain Valley Pipeline	(11)	(0.03)
Other	(3)	(0.01)
Total Con Edison Transmission	(14)	(0.04)
Other, including parent company expenses
HLBV effects	(4)	(0.01)
Other	1	—
Total Other, including parent company expenses	(3)	(0.01)
Total Reported (GAAP basis)	$45	$0.05

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

Variation for the Nine Months Ended September 30, 2021 vs. 2020
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$34	$0.10
Higher gas rate base	24	0.07
Weather impact on steam revenues	15	0.05
Lower incremental costs associated with the COVID-19 pandemic	8	0.02
Lower stock based compensation costs	3	0.01
Estimated food and medicine spoilage claims related to outages caused by Tropical Storm Isaias in 2020	4	0.01
Higher costs related to heat and storm-related events	(29)	(0.09)
Uncollected late payment charges and certain other fees associated with the COVID-19 pandemic	(7)	(0.02)
Higher uncollectibles written off and increase to reserve for uncollectibles, net of deferrals (that began in the third quarter of 2020) for uncollectibles associated with the COVID-19 pandemic	(2)	(0.01)
Dilutive effect of stock issuances	—	(0.11)
Other	(2)	0.01
Total CECONY	48	0.04
O&R (a)
Higher storm-related costs	(8)	(0.02)
Other	4	—
Total O&R	(4)	(0.02)
Clean Energy Businesses
Higher revenues	155	0.47
HLBV effects	116	0.33
Net mark-to-market effects	80	0.24
Gain on sale of a renewable electric project	4	0.01
Higher operations and maintenance expenses	(134)	(0.40)
Loss from sale of a renewable electric production project	(3)	(0.01)
Dilutive effect of stock issuances	—	(0.02)
Other	(3)	(0.01)
Total Clean Energy Businesses	215	0.61
Con Edison Transmission
Impairment losses on Stagecoach	(153)	(0.44)
Foregoing Allowance for Funds Used During Construction income starting in January 2021 until significant construction resumes on the Mountain Valley Pipeline	(33)	(0.10)
Other	2	—
Total Con Edison Transmission	(184)	(0.54)
Other, including parent company expenses
HLBV effects	(7)	(0.02)
Net mark-to-market effects	(2)	(0.01)
Impairment tax benefits on Stagecoach	6	0.01
Other	(8)	(0.01)
Total Other, including parent company expenses	(11)	(0.03)
Total Reported (GAAP basis)	$64	$0.06

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

The Companies’ other operations and maintenance expenses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2021	2020	2021	2020
CECONY
Operations	$445	$423	$1,283	$1,210
Pensions and other postretirement benefits	(6)	(20)	(23)	(83)
Health care and other benefits	42	49	134	115
Regulatory fees and assessments (a)	99	94	252	253
Other	70	51	202	219
Total CECONY	650	597	1,848	1,714
O&R	83	79	240	232
Clean Energy Businesses	114	59	348	165
Con Edison Transmission	3	2	9	8
Other (b)	(1)	(1)	(2)	(3)
Total other operations and maintenance expenses	$849	$736	$2,443	$2,116
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.
(b)Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2021 and 2020 follows. For additional business segment financial information, see Note M to the Third Quarter Financial Statements.

The Companies’ results of operations for the three months ended September 30, 2021 and 2020 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues	$3,092	$2,872	$257	$238	$264	$222	$1	$1	$(1)	$—	$3,613	$3,333
Purchased power	481	447	68	56	—	—	—	—	(1)	—	548	503
Fuel	44	24	—	—	—	—	—	—	—	—	44	24
Gas purchased for resale	61	38	13	9	9	8	—	—	—	—	83	55
Other operations and maintenance	650	597	83	79	114	59	3	2	(1)	(1)	849	736
Depreciation and amortization	429	401	24	23	58	58	—	—	1	—	512	482
Taxes, other than income taxes	699	643	22	22	4	5	—	1	2	2	727	673
Operating income	728	722	47	49	79	92	(2)	(2)	(2)	(1)	850	860
Other income (deductions)	(23)	(38)	(4)	(4)	—	3	5	27	—	(1)	(22)	(13)
Net interest expense	197	182	10	10	18	22	1	4	6	8	232	226
Income before income tax expense	508	502	33	35	61	73	2	21	(8)	(10)	596	621
Income tax expense	90	97	7	8	24	8	1	6	5	—	127	119
Net income	$418	$405	$26	$27	$37	$65	$1	$15	$(13)	$(10)	$469	$502
Income (loss) attributable to non-controlling interest	—	—	—	—	(69)	9	—	—	—	—	(69)	9
Net income for common stock	$418	$405	$26	$27	$106	$56	$1	$15	$(13)	$(10)	$538	$493
(a)Includes parent company and consolidation adjustments.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended September 30, 2021				For the Three Months Ended September 30, 2020
(Millions of Dollars)	Electric	Gas	Steam	2021 Total	Electric	Gas	Steam	2020 Total	2021-2020 Variation
Operating revenues	$2,730	$307	$55	$3,092	$2,562	$259	$51	$2,872	$220
Purchased power	473	—	8	481	443	—	4	447	34
Fuel	39	—	5	44	18	—	6	24	20
Gas purchased for resale	—	61	—	61	—	38	—	38	23
Other operations and maintenance	516	92	42	650	469	87	41	597	53
Depreciation and amortization	324	82	23	429	305	74	22	401	28
Taxes, other than income taxes	544	120	35	699	514	94	35	643	56
Operating income	$834	$(48)	$(58)	$728	$813	$(34)	$(57)	$722	$6

Electric
CECONY’s results of electric operations for the three months ended September 30, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2021	September 30, 2020	Variation
Operating revenues	$2,730	$2,562	$168
Purchased power	473	443	30
Fuel	39	18	21
Other operations and maintenance	516	469	47
Depreciation and amortization	324	305	19
Taxes, other than income taxes	544	514	30
Electric operating income	$834	$813	$21

CECONY’s electric sales and deliveries for the three months ended September 30, 2021 compared with the 2020 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2021	September 30, 2020	Variation	Percent Variation		September 30, 2021	September 30, 2020	Variation	Percent Variation
Residential/Religious (b)	3,905	4,001	(96)	(2.4%)		$1,025	$995	$30	3.0%
Commercial/Industrial	2,645	2,627	18	0.7		652	556	96	17.3
Retail choice customers	6,274	6,294	(20)	(0.3)		861	784	77	9.8
NYPA, Municipal Agency and other sales	2,466	2,532	(66)	(2.6)		228	217	11	5.1
Other operating revenues (c)	—	—	—	—		(36)	10	(46)	Large
Total	15,290	15,454	(164)	(1.1)%	(d)	$2,730	$2,562	$168	6.6%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 2.3 percent in the three months ended September 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $168 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to an increase in revenues from the electric rate plan ($95 million), higher purchased power expenses ($30 million) and higher fuel expenses ($21 million).

Purchased power expenses increased $30 million in the three months ended September 30, 2021 compared with the 2020 period due to higher unit costs ($16 million) and purchased volumes ($15 million).

Fuel expenses increased $21 million in the three months ended September 30, 2021 compared with the 2020 period due to higher unit costs ($16 million) and purchased volumes from the company's electric generating facilities ($5 million).

Other operations and maintenance expenses increased $47 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to the timing of the recognition of uncollectible expense compared to the rate plan level ($21 million), higher costs for pensions and other postretirement benefits ($11 million), higher storm-related costs ($5 million) and higher surcharges for assessments and fees that are collected in revenues from customers ($5 million).

Depreciation and amortization increased $19 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $30 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher property taxes ($18 million), higher state and local taxes ($6 million) and lower deferral of under-collected property taxes ($6 million).

Gas
CECONY’s results of gas operations for the three months ended September 30, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2021	September 30, 2020	Variation
Operating revenues	$307	$259	$48
Gas purchased for resale	61	38	23
Other operations and maintenance	92	87	5
Depreciation and amortization	82	74	8
Taxes, other than income taxes	120	94	26
Gas operating income	$(48)	$(34)	$(14)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2021 compared with the 2020 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2021	September 30, 2020	Variation	Percent Variation		September 30, 2021	September 30, 2020	Variation	Percent Variation
Residential	4,158	4,314	(156)	(3.6%)		$128	$117	$11	9.4%
General	4,133	3,504	629	18.0		59	35	24	68.6
Firm transportation	8,943	8,668	275	3.2		80	70	10	14.3
Total firm sales and transportation	17,234	16,486	748	4.5	(b)	267	222	45	20.3
Interruptible sales (c)	1,198	1,882	(684)	(36.3)		6	4	2	50.0
NYPA	15,187	13,701	1,486	10.8		1	1	—	—
Generation plants	14,955	19,658	(4,703)	(23.9)		7	7	—	—
Other	4,193	4,457	(264)	(5.9)		6	6	—	—
Other operating revenues (d)	—	—	—	—		20	19	1	5.3
Total	52,767	56,184	(3,417)	(6.1%)		$307	$259	$48	18.5%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 3.1 percent in the three months ended September 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
(c)Includes 572 thousand and 676 thousand of Dt for the 2021 and 2020 periods, respectively, which are also reflected in firm transportation and other.

(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $48 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to an increase in revenues from the gas rate plan ($24 million) and higher gas purchased for resale ($23 million).

Gas purchased for resale increased $23 million in the three months ended September 30, 2021 compared with the 2020 period due to higher unit costs ($29 million), offset in part by lower purchased volumes ($7 million).

Other operations and maintenance expenses increased $5 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher costs for pensions and other postretirement benefits ($2 million), higher uncollectible expense ($2 million) and higher surcharges for assessments and fees that are collected in revenues from customers ($1 million).

Depreciation and amortization increased $8 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $26 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to lower deferral of under-collected property taxes ($16 million), higher property taxes ($8 million), and higher state and local taxes ($2 million).

Steam
CECONY’s results of steam operations for the three months ended September 30, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2021	September 30, 2020	Variation
Operating revenues	$55	$51	$4
Purchased power	8	4	4
Fuel	5	6	(1)
Other operations and maintenance	42	41	1
Depreciation and amortization	23	22	1
Taxes, other than income taxes	35	35	—
Steam operating income	$(58)	$(57)	$(1)

CECONY’s steam sales and deliveries for the three months ended September 30, 2021 compared with the 2020 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2021	September 30, 2020	Variation	Percent Variation		September 30, 2021	September 30, 2020	Variation	Percent Variation
General	4	7	(3)	(42.9%)		$2	$1	$1	Large
Apartment house	588	617	(29)	(4.7)		13	12	1	8.3
Annual power	1,904	2,023	(119)	(5.9)		34	33	1	3.0
Other operating revenues (a)	—	—	—	—		6	5	1	20.0
Total	2,496	2,647	(151)	(5.7)%	(b)	$55	$51	$4	7.8%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 4.3 percent in the three months ended September 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $4 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher purchased power expenses ($4 million).

Purchased power increased $4 million in the three months ended September 30, 2021 compared with the 2020 period due to higher purchased volumes ($3 million) and unit costs ($1 million).

Fuel decreased $1 million in the three months ended September 30, 2021 compared with the 2020 period due to lower unit costs.

Other operations and maintenance expenses increased $1 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher costs for pension and other postretirement benefits.

Depreciation and amortization increased $1 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher steam utility plant balances.

Other Income (Deductions)
Other deductions decreased $15 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost.

Net Interest Expense
Net Interest Expense increased $15 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher interest on long-term debt ($15 million).

Income Tax Expense
Income taxes decreased $7 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to an increase in the amortization of excess deferred federal income taxes due to the TCJA ($4 million) and a higher favorable tax adjustment for the 2020 tax return primarily due to an increase in the general business tax credit ($5 million), offset in part by higher income before income tax expense ($1 million) and lower flow-through tax benefits in 2021 for plant-related items ($1 million).

O&R

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
(Millions of Dollars)	Electric	Gas	2021 Total	Electric	Gas	2020 Total	2021-2020 Variation
Operating revenues	$223	$34	$257	$208	$30	$238	$19
Purchased power	68	—	68	56	—	56	12
Gas purchased for resale	—	13	13	—	9	9	4
Other operations and maintenance	67	16	83	62	17	79	4
Depreciation and amortization	18	6	24	17	6	23	1
Taxes, other than income taxes	15	7	22	15	7	22	—
Operating income	$55	$(8)	$47	$58	$(9)	$49	$(2)

Electric
O&R’s results of electric operations for the three months ended September 30, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2021	September 30, 2020	Variation
Operating revenues	$223	$208	$15
Purchased power	68	56	12
Other operations and maintenance	67	62	5
Depreciation and amortization	18	17	1
Taxes, other than income taxes	15	15	—
Electric operating income	$55	$58	$(3)

O&R’s electric sales and deliveries for the three months ended September 30, 2021 compared with the 2020 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2021	September 30, 2020	Variation	Percent Variation		September 30, 2021	September 30, 2020	Variation	Percent Variation
Residential/Religious (b)	581	647	(66)	(10.2%)		$114	$110	$4	3.6%
Commercial/Industrial	221	230	(9)	(3.9)		32	35	(3)	(8.6)
Retail choice customers	820	741	79	10.7		75	62	13	21.0
Public authorities	32	32	—	—		4	3	1	33.3
Other operating revenues (c)	—	—	—	—		(2)	(2)	—	—
Total	1,654	1,650	4	0.2%	(d)	$223	$208	$15	7.2%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 2.9 percent in the three months ended September 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $15 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher purchased power expenses ($12 million) and higher revenues from the New York electric rate plan ($1 million).

Purchased power expenses increased $12 million in the three months ended September 30, 2021 compared with the 2020 period due to higher unit costs ($23 million), offset in part by lower purchased volumes ($10 million).

Other operations and maintenance expenses increased $5 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher storm-related costs.

Depreciation and amortization increased $1 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the three months ended September 30, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2021	September 30, 2020	Variation
Operating revenues	$34	$30	$4
Gas purchased for resale	13	9	4
Other operations and maintenance	16	17	(1)
Depreciation and amortization	6	6	—
Taxes, other than income taxes	7	7	—
Gas operating income	$(8)	$(9)	$1

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2021 compared with the 2020 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2021	September 30, 2020	Variation	Percent Variation		September 30, 2021	September 30, 2020	Variation	Percent Variation
Residential	900	724	176	24.3%		$18	$13	$5	38.5%
General	258	218	40	18.3		4	2	2	Large
Firm transportation	736	804	(68)	(8.5)		6	7	(1)	(14.3)
Total firm sales and transportation	1,894	1,746	148	8.5	(b)	28	22	6	27.3
Interruptible sales	844	787	57	7.2		—	1	(1)	Large
Generation plants	13	21	(8)	(38.1)		—	—	—	—
Other	26	30	(4)	(13.3)		1	—	1	—
Other gas revenues	—	—	—	—		5	7	(2)	(28.6)
Total	2,777	2,584	193	7.5%		$34	$30	$4	13.3%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes increased 2.7 percent in the three months ended September 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $4 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher gas purchased for resale ($4 million).

Gas purchased for resale increased $4 million in the three months ended September 30, 2021 compared with the 2020 period due to higher unit costs ($2 million) and higher purchased volumes ($1 million).

Other operations and maintenance expenses decreased $1 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to lower uncollectible accounts and lower pension costs.
Income Tax Expense
Income taxes decreased $1 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to lower income before income tax expense.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended September 30, 2021 compared with the 2020 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2021	September 30, 2020	Variation
Operating revenues	$264	$222	$42
Gas purchased for resale	9	8	1
Other operations and maintenance	114	59	55
Depreciation and amortization	58	58	—
Taxes, other than income taxes	4	5	(1)
Operating income	$79	$92	$(13)

Operating revenues increased $42 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher revenue from renewable electric production projects ($48 million), higher wholesale revenues ($9 million) and higher energy services revenues ($8 million), offset in part by net mark-to-market values ($23 million).

Gas purchased for resale increased $1 million in the three months ended September 30, 2021 compared with the 2020 period due to higher purchased volumes.

Other operations and maintenance expenses increased $55 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to higher costs from engineering, procurement and construction of renewable electric projects for customers.

Net Interest Expense
Net interest expense decreased $4 million in the three months ended September 30, 2021 compared with the 2020 period due to higher unrealized gains on interest rate swaps in the 2021 period.

Income Tax Expense
Income taxes increased $16 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to lower income attributable to non-controlling interest ($19 million), offset in part by lower income before income tax expense ($3 million).

Income (Loss) Attributable to Non-Controlling Interest
Income attributable to non-controlling interest decreased $78 million to a loss of $69 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to lower income attributable in the 2021 period to a tax equity investor in renewable electric projects accounted for under the HLBV method of accounting. See Note P to the Third Quarter Financial Statements.

Con Edison Transmission
Other Income (Deductions)
Other income decreased $22 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to the substantial completion of the sale of Stagecoach and CET Gas foregoing AFUDC income from MVP starting January 2021 until significant construction resumes. See "Investments" in Note A and R to the Third Quarter Financial Statements.

Income Tax Expense
Income taxes decreased $5 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to lower income before income tax expense ($4 million) and lower state income taxes ($1 million).

Other
Income Tax Expense
Income taxes increased $5 million in the three months ended September 30, 2021 compared with the 2020 period primarily due to lower consolidated state income tax benefits.

The Companies’ results of operations for the nine months ended September 30, 2021 and 2020 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues	$8,784	$8,072	$699	$647	$779	$566	$3	$3	$(4)	$(2)	$10,261	$9,286
Purchased power	1,294	1,065	157	127	—	—	—	—	(3)	—	1,448	1,192
Fuel	166	124	—	—	—	—	—	—	—	—	166	124
Gas purchased for resale	357	298	56	43	49	24	—	—	(1)	(1)	461	364
Other operations and maintenance	1,848	1,714	240	232	348	165	9	8	(2)	(3)	2,443	2,116
Depreciation and amortization	1,267	1,187	71	67	172	173	1	1	—	—	1,511	1,428
Taxes, other than income taxes	2,016	1,830	67	64	14	16	—	—	6	5	2,103	1,915
Operating income	1,836	1,854	108	114	196	188	(7)	(6)	(4)	(3)	2,129	2,147
Other income (deductions) (c)	(70)	(138)	(9)	(11)	—	4	(178)	78	(2)	(5)	(259)	(72)
Net interest expense	567	554	32	30	44	183	8	14	18	16	669	797
Income before income tax expense	1,199	1,162	67	73	152	9	(193)	58	(24)	(24)	1,201	1,278
Income tax expense	188	199	14	16	44	(36)	(51)	16	(1)	(12)	194	183
Net income	$1,011	$963	$53	$57	$108	$45	$(142)	$42	$(23)	$(12)	$1,007	$1,095
Income (loss) attributable to non-controlling interest	—	—	—	—	(115)	37	—	—	—	—	(115)	37
Net income for common stock	$1,011	$963	$53	$57	$223	$8	$(142)	$42	$(23)	$(12)	$1,122	$1,058
(a)Includes parent company and consolidation adjustments.
(b)Represents the consolidated results of operations of Con Edison and its businesses.
(c)For the nine months ended September 30, 2021, Con Edison Transmission recorded pre-tax impairment losses of $211 million ($147 million, after-tax) on its investment in Stagecoach. See “Investments” in Note A to the Third Quarter Financial Statements.

CECONY

	For the Nine Months Ended September 30, 2021				For the Nine Months Ended September 30, 2020
(Millions of Dollars)	Electric	Gas	Steam	2021 Total	Electric	Gas	Steam	2020 Total	2021-2020 Variation
Operating revenues	$6,661	$1,730	$393	$8,784	$6,178	$1,509	$385	$8,072	$712
Purchased power	1,267	—	27	1,294	1,046	—	19	1,065	229
Fuel	107	—	59	166	56	—	68	124	42
Gas purchased for resale	—	357	—	357	—	298	—	298	59
Other operations and maintenance	1,450	277	121	1,848	1,322	269	123	1,714	134
Depreciation and amortization	959	239	69	1,267	904	216	67	1,187	80
Taxes, other than income taxes	1,541	367	108	2,016	1,437	286	107	1,830	186
Operating income	$1,337	$490	$9	$1,836	$1,413	$440	$1	$1,854	$(18)

Electric
CECONY’s results of electric operations for the nine months ended September 30, 2021 compared with the 2020 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2021	September 30, 2020	Variation
Operating revenues	$6,661	$6,178	$483
Purchased power	1,267	1,046	221
Fuel	107	56	51
Other operations and maintenance	1,450	1,322	128
Depreciation and amortization	959	904	55
Taxes, other than income taxes	1,541	1,437	104
Electric operating income	$1,337	$1,413	$(76)

CECONY’s electric sales and deliveries for the nine months ended September 30, 2021 compared with the 2020 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2021	September 30, 2020	Variation	Percent Variation		September 30, 2021	September 30, 2020	Variation	Percent Variation
Residential/Religious (b)	8,828	8,638	190	2.2%		$2,415	$2,220	$195	8.8%
Commercial/Industrial	6,981	7,145	(164)	(2.3)		1,657	1,407	250	17.8
Retail choice customers	16,310	17,014	(704)	(4.1)		2,008	1,838	170	9.2
NYPA, Municipal Agency and other sales	6,854	6,972	(118)	(1.7)		536	506	30	5.9
Other operating revenues (c)	—	—	—	—		45	207	(162)	(78.3)
Total	38,973	39,769	(796)	(2.0)%	(d)	$6,661	$6,178	$483	7.8%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.3 percent in the nine months ended September 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $483 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to an increase in revenues from the electric rate plan ($177 million), higher purchased power expenses ($221 million) and higher fuel expenses ($51 million).

Purchased power expenses increased $221 million in the nine months ended September 30, 2021 compared with the 2020 period due to higher purchased volumes ($157 million) and higher unit costs ($64 million).

Fuel expenses increased $51 million in the nine months ended September 30, 2021 compared with the 2020 period due to higher unit costs.

Other operations and maintenance expenses increased $128 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher costs for pension and other postretirement benefits ($46 million), higher costs related to heat and storm-related events ($40 million), higher uncollectible expense ($6 million) and higher healthcare costs ($10 million).

Depreciation and amortization increased $55 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $104 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher property taxes ($70 million), higher state and local taxes ($17 million) and lower deferral of under-collected property taxes ($14 million).

Gas
CECONY’s results of gas operations for the nine months ended September 30, 2021 compared with the 2020 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2021	September 30, 2020	Variation
Operating revenues	$1,730	$1,509	$221
Gas purchased for resale	357	298	59
Other operations and maintenance	277	269	8
Depreciation and amortization	239	216	23
Taxes, other than income taxes	367	286	81
Gas operating income	$490	$440	$50

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2021 compared with the 2020 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2021	September 30, 2020	Variation	Percent Variation		September 30, 2021	September 30, 2020	Variation	Percent Variation
Residential	39,231	37,161	2,070	5.6%		$789	$691	$98	14.2%
General	23,663	22,551	1,112	4.9		313	237	76	32.1
Firm transportation	58,783	58,697	86	0.1		523	487	36	7.4
Total firm sales and transportation	121,677	118,409	3,268	2.8	(b)	1,625	1,415	210	14.8
Interruptible sales (c)	4,747	6,869	(2,122)	(30.9)		22	23	(1)	(4.3)
NYPA	36,601	29,403	7,198	24.5		2	2	—	—
Generation plants	32,653	40,073	(7,420)	(18.5)		18	17	1	5.9
Other	15,872	16,481	(609)	(3.7)		27	27	—	—
Other operating revenues (d)	—	—	—	—		36	25	11	44.0
Total	211,550	211,235	315	0.1%		$1,730	$1,509	$221	14.6%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 0.9 percent in the nine months ended September 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
(c)Includes 1,700 thousand and 2,961 thousand of Dt for the 2021 and 2020 periods, respectively, which are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $221 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to an increase in revenues from the gas rate plan ($154 million) and higher gas purchased for resale expense ($59 million).

Gas purchased for resale increased $59 million in the nine months ended September 30, 2021 compared with the 2020 period due to higher unit costs ($43 million) and higher purchased volumes ($15 million).

Other operations and maintenance expenses increased $8 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher costs for pension and other postretirement benefits ($10 million) and higher surcharges for assessments and fees that are collected in revenues from customers ($7 million), offset in part by municipal infrastructure support ($10 million).

Depreciation and amortization increased $23 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $81 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to lower deferral of under-collected property taxes ($46 million), higher property taxes ($28 million) and higher state and local taxes ($6 million).

Steam
CECONY’s results of steam operations for the nine months ended September 30, 2021 compared with the 2020 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2021	September 30, 2020	Variation
Operating revenues	$393	$385	$8
Purchased power	27	19	8
Fuel	59	68	(9)
Other operations and maintenance	121	123	(2)
Depreciation and amortization	69	67	2
Taxes, other than income taxes	108	107	1
Steam operating income	$9	$1	$8

CECONY’s steam sales and deliveries for the nine months ended September 30, 2021 compared with the 2020 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2021	September 30, 2020	Variation	Percent Variation		September 30, 2021	September 30, 2020	Variation	Percent Variation
General	396	334	62	18.6%		$19	$17	$2	11.8%
Apartment house	3,768	3,830	(62)	(1.6)		100	103	(3)	(2.9)
Annual power	8,888	8,462	426	5.0		256	245	11	4.5
Other operating revenues (a)	—	—	—	—		18	20	(2)	(10.0)
Total	13,052	12,626	426	3.4%	(b)	$393	$385	$8	2.1%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 3.3 percent in the nine months ended September 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $8 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to the impact of colder weather ($20 million) and higher purchased power expenses ($8 million), offset in part by lower fuel expenses ($9 million), a tax law surcharge ($6 million) and lower usage by customers due to COVID-19 pandemic ($4 million).

Purchased power expenses increased $8 million in the nine months ended September 30, 2021 compared with the 2020 period due to higher unit costs ($6 million) and purchased volumes ($2 million).

Fuel expenses decreased $9 million in the nine months ended September 30, 2021 compared with the 2020 period due to lower unit costs ($14 million), offset in part by higher purchased volumes from the company’s steam generating facilities ($4 million).

Other operations and maintenance expenses decreased $2 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to lower municipal infrastructure support.

Depreciation and amortization increased $2 million in the nine months ended September 30, 2021 compared with the 2020 period due to higher steam utility plant balances.

Taxes, other than income taxes increased $1 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher property taxes.

Other Income (Deductions)
Other deductions decreased $68 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($60 million).

Net Interest Expense
Net interest expense increased $13 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher interest expense for long-term debt ($28 million), offset in part by lower interest accrued on the system benefit charge liability ($4 million), lower interest on short-term debt ($4 million), lower interest accrued on deferred storm costs ($2 million) and lower interest on deposits ($2 million).

Income Tax Expense
Income taxes decreased $11 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to an increase in the amortization of excess deferred federal income taxes due to the TCJA ($11 million), a higher favorable tax adjustment for the 2020 tax return primarily due to an increase in the general business tax credit ($5 million) and the absence of the amortization of excess deferred state income taxes in 2021 ($5 million), offset in part by higher income before income tax expense ($8 million) and lower flow-through tax benefits in 2021 for plant-related items ($3 million).

O&R

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
(Millions of Dollars)	Electric	Gas	2021 Total	Electric	Gas	2020 Total	2021-2020 Variation
Operating revenues	$522	$177	$699	$483	$164	$647	$52
Purchased power	157	—	157	127	—	127	30
Gas purchased for resale	—	56	56	—	43	43	13
Other operations and maintenance	193	47	240	181	51	232	8
Depreciation and amortization	52	19	71	48	19	67	4
Taxes, other than income taxes	43	24	67	41	23	64	3
Operating income	$77	$31	$108	$86	$28	$114	$(6)

Electric
O&R’s results of electric operations for the nine months ended September 30, 2021 compared with the 2020 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2021	September 30, 2020	Variation
Operating revenues	$522	$483	$39
Purchased power	157	127	30
Other operations and maintenance	193	181	12
Depreciation and amortization	52	48	4
Taxes, other than income taxes	43	41	2
Electric operating income	$77	$86	$(9)

O&R’s electric sales and deliveries for the nine months ended September 30, 2021 compared with the 2020 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2021	September 30, 2020	Variation	Percent Variation		September 30, 2021	September 30, 2020	Variation	Percent Variation
Residential/Religious (b)	1,366	1,414	(48)	(3.4%)		$257	$247	$10	4.0%
Commercial/Industrial	625	612	13	2.1		83	88	(5)	(5.7)
Retail choice customers	2,201	1,995	206	10.3		176	144	32	22.2
Public authorities	83	82	1	1.2		8	6	2	33.3
Other operating revenues (c)	—	—	—	—		(2)	(2)	—	—
Total	4,275	4,103	172	4.2%	(d)	$522	$483	$39	8.1%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 2.4 percent in the nine months ended September 30, 2021 compared with the 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $39 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher purchased power expenses ($30 million) and higher revenues from the New York electric rate plan ($7 million).

Purchased power expenses increased $30 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher unit costs ($28 million) and higher purchased volumes ($2 million).

Other operations and maintenance expenses increased $12 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher storm-related costs.

Depreciation and amortization increased $4 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $2 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher property taxes.

Gas
O&R’s results of gas operations for the nine months ended September 30, 2021 compared with the 2020 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2021	September 30, 2020	Variation
Operating revenues	$177	$164	$13
Gas purchased for resale	56	43	13
Other operations and maintenance	47	51	(4)
Depreciation and amortization	19	19	—
Taxes, other than income taxes	24	23	1
Gas operating income	$31	$28	$3

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2021 compared with the 2020 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2021	September 30, 2020	Variation	Percent Variation		September 30, 2021	September 30, 2020	Variation	Percent Variation
Residential	7,784	6,484	1,300	20.0%		$108	$83	$25	30.1%
General	1,729	1,443	286	19.8		19	14	5	35.7
Firm transportation	5,514	5,799	(285)	(4.9)		41	45	(4)	(8.9)
Total firm sales and transportation	15,027	13,726	1,301	9.5	(b)	168	142	26	18.3
Interruptible sales	3,002	2,723	279	10.2		4	4	—	—
Generation plants	24	24	—	—		—	—	—	—
Other	271	529	(258)	(48.8)		1	1	—	—
Other gas revenues	—	—	—	—		4	17	(13)	(76.5)
Total	18,324	17,002	1,322	7.8%		$177	$164	$13	7.9%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.6 percent in the nine months ended September 30, 2021 compared with 2020 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $13 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to an increase in gas purchased for resale ($13 million).

Gas purchased for resale increased $13 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher purchased volumes ($11 million) and higher unit costs ($3 million).

Other operations and maintenance expenses decreased $4 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to lower spending on gas programs ($2 million), lower pension costs ($1 million) and lower uncollectible accounts ($1 million).

Taxes, other than income taxes increased $1 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher property taxes.

Income Tax Expense
Income taxes decreased $2 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to lower income before income tax expense.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the nine months ended September 30, 2021 compared with the 2020 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2021	September 30, 2020	Variation
Operating revenues	$779	$566	$213
Gas purchased for resale	49	24	25
Other operations and maintenance	348	165	183
Depreciation and amortization	172	173	(1)
Taxes, other than income taxes	14	16	(2)
Operating income	$196	$188	$8

Operating revenues increased $213 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher revenue from renewable electric production projects ($158 million), higher wholesale revenues ($43 million), higher energy services revenues ($34 million), offset in part by net mark-to-market values ($22 million).

Gas purchased for resale increased $25 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher purchased volumes.

Other operations and maintenance expenses increased $183 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher costs from engineering, procurement and construction of renewable electric projects for customers.

Net Interest Expense
Net interest expense decreased $139 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher unrealized gains on interest rate swaps in the 2021 period.

Income Tax Expense
Income taxes increased $80 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to higher income before income tax expense ($30 million), lower income attributable to non-controlling interests ($38 million), higher state income taxes ($5 million) and the absence of a tax benefit in the 2021 period due to the change in the federal corporate income tax rate recognized for a loss carryback from the 2018 tax year to the 2013 tax year as allowed under the CARES Act that was signed into law during the first quarter of 2020 ($4 million).

Income (Loss) Attributable to Non-Controlling Interest
Income attributable to non-controlling interest decreased $152 million to a loss of $115 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to lower income attributable in the 2021 period to a tax equity investor in renewable electric projects accounted for under the HLBV method of accounting. See Note P to the Third Quarter Financial Statements.

Con Edison Transmission
Net Interest Expense
Net interest expense decreased $6 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to the repayment of an intercompany loan from the parent company from a portion of the proceeds from the substantial completion of the sale of Stagecoach. See Note R to the Third Quarter Financial Statements.

Other Income (Deductions)
Other income (deductions) decreased $256 million from $78 million of other income to $178 million of other deductions in the nine months ended September 30, 2021 compared with the 2020 period primarily due to pre-tax impairment losses of $211 million related to Con Edison Transmission's investment in Stagecoach and CET Gas foregoing AFUDC income from MVP starting January 2021 until significant construction resumes. See "Investments" in Note A to the Third Quarter Financial Statements.

Income Tax Expense
Income taxes decreased $67 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to lower income before income tax expense ($53 million) and lower state income taxes ($16 million).

Other
Income Tax Expense
Income taxes increased $11 million in the nine months ended September 30, 2021 compared with the 2020 period primarily due to lower consolidated state income tax benefits.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	For the Nine Months Ended September 30,
	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Operating activities	$1,251	$959	$106	$82	$56	$810	$43	$(8)	$256	$(475)	$1,712	$1,368
Investing activities	(2,782)	(2,412)	(157)	(150)	(106)	(438)	608	16	—	—	(2,437)	(2,984)
Financing activities	482	543	39	50	34	(440)	(651)	(8)	(400)	568	(496)	713
Net change for the period	(1,049)	(910)	(12)	(18)	(15)	(68)	—	—	(145)	93	(1,221)	(903)
Balance at beginning of period	1,067	933	37	32	187	251	—	—	145	1	1,436	1,217
Balance at end of period (c)	$18	$23	$25	$14	$172	$183	$—	$—	$—	$94	$215	$314
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the Third Quarter Financial Statements.

Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities primarily reflect their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is primarily affected by factors external to the Utilities, such as growth of customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. In addition, the decline in business activity in the Utilities’ service territory due to the COVID-19 pandemic resulted and may continue to result in a slower recovery of cash from outstanding customer accounts receivable balances and increases to the allowance for uncollectible accounts, that may further result in increases to write-offs of customer accounts. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but largely not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. However, increases in electric and gas commodity prices, coupled with the decline in business activity due to the COVID-19 pandemic, may further contribute to a slower recovery of cash from outstanding customer accounts receivable balances and increases to the allowance for uncollectible accounts, and may result in increases to write-offs of customer accounts receivable balances. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. The Utilities’ New York rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. Increases to the allowance for uncollectible accounts related to the COVID-19 pandemic have been deferred pursuant to the legislative, regulatory and related actions provisions of their rate plans. Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. See “COVID-19 Regulatory Matters” and “Other Regulatory Matters” in Note B to the Third Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing,” above.
Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges or credits include depreciation, deferred income tax expense, amortizations of certain regulatory assets and liabilities, and accrued unbilled revenue. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ New York electric and gas rate plans. For Con Edison, net income for the nine months ended September 30, 2021 also included non-cash losses recognized with respect to an impairment of Con Edison Transmission’s investment in Stagecoach. See “Investments” in Note A to the Third Quarter Financial Statements.

Net cash flows from operating activities for the nine months ended September 30, 2021 for Con Edison and CECONY were $344 million and $292 million higher, respectively, than in the 2020 period. The changes in net cash flows for Con Edison and CECONY primarily reflect a change in pension and retiree benefit obligations ($56 million and $65 million, respectively), lower other receivables and other current assets ($113 million and $32 million, respectively), lower system benefit charge ($59 million and $56 million, respectively), change in pension and retiree benefit contributions ($7 million and $4 million, respectively), for Con Edison, lower cash paid for income taxes, net of refunds received ($40 million) and lower taxes receivable ($24 million), and for CECONY, a decrease in accounts receivables from affiliated companies ($101 million).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers and recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $547 million lower and $370 million higher, respectively, for the nine months ended September 30, 2021 compared with the 2020 period. The change for Con Edison primarily reflects proceeds from the substantial completion of the sale of Stagecoach ($614 million), a decrease in non-utility construction expenditures at the Clean Energy Businesses ($125 million) and proceeds from the divestiture of renewable electric projects at the Clean Energy Businesses ($183 million), offset in part by an increase in utility construction expenditures at CECONY ($345 million) and O&R ($6 million).

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $1,209 million and $61 million lower, respectively, in the nine months ended September 30, 2021 compared with the 2020 period.

In June 2021, Con Edison issued 10,100,000 shares of its common stock resulting in net proceeds of approximately $775 million, after issuance expenses. The net proceeds from the sale of the common shares were invested by Con Edison in CECONY, for funding of its construction expenditures and for its other general corporate purposes. See Note C to the Third Quarter Financial Statements.

In May 2021, Con Edison redeemed at maturity $500 million of 2.00 percent 5-year debentures. See Note C to the Third Quarter Financial Statements.

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

In June 2021, CECONY redeemed at maturity $640 million of floating rate 3-year debentures. See Note C to the Third Quarter Financial Statements.

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

In September 2021, O&R agreed to issue in December 2021 $45 million aggregate principal amount of 2.31 percent debentures, due 2031 and $30 million aggregate principal amount of 3.17 percent debentures, due 2051.

In September 2020, O&R issued $35 million aggregate principal amount of 2.02 percent debentures, due 2030 and $40 million aggregate principal amount of 3.24 percent debentures, due 2050.

In March 2021, a subsidiary of the Clean Energy Businesses agreed to issue $229 million aggregate principal amount of 3.77 percent senior notes, due 2046, secured by equity interests in CED Nevada Virginia, all of which had been issued at September 30, 2021. See Notes C and D to the Third Quarter Financial Statements.

In February 2021, a subsidiary of the Clean Energy Businesses borrowed $250 million at a variable rate, due 2028, secured by equity interests in four of the company’s solar electric production projects, the interest rate for which was swapped to a fixed rate of 3.39 percent. See Note C to the Third Quarter Financial Statements.
In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement with a tax equity investor for the financing of a portfolio of three of the Clean Energy Businesses’ solar electric production projects (CED Nevada Virginia). Under the financing, the tax equity investor acquired a noncontrolling interest in the portfolio and will receive a percentage of earnings, tax attributes and cash flows. As of September 30, 2021, the tax equity investor fully funded its $263 million financing obligation. The Clean Energy Businesses will continue to consolidate this entity and will report the noncontrolling tax equity investor’s interest in the tax equity arrangement. See Notes C and P to the Third Quarter Financial Statements.

Con Edison’s cash flows from financing for the nine months ended September 30, 2021 and 2020 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $82 million and $79 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at September 30, 2021 and 2020 and the average daily balances for the nine months ended September 30, 2021 and 2020 for Con Edison and CECONY were as follows:

	2021		2020
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30,	Daily average	Outstanding at September 30,	Daily average
Con Edison	$1,036	$1,294	$1,009	$1,027
CECONY	$942	$1,194	$991	$633
Weighted average yield	0.1%	0.2%	0.2%	1.2%

Capital Requirements and Resources
During the third quarter of 2021, Con Edison increased its estimate for capital requirements in 2021 from $6,015 million to $6,065 million. The increase reflects additional investments by the Clean Energy Businesses. During the first quarter of 2021, Con Edison increased its estimates for capital requirements for 2021, 2022 and 2023 from $5,985 million to $6,015 million, $4,380 million to $4,644 million and $5,137 million to $5,385 million, respectively. The increase reflects additional investments for the Reliable Clean City (RCC) projects approved by the NYSPSC in April 2021. See “CECONY” – “Electric” – “Electric Supply,” above. The company plans to meet its capital requirements for 2021 through 2023, through internally-generated funds and the issuance of long-term debt and common equity. The company's plans include the issuance of between $1,900 million and $2,600 million of long-term debt, including for maturing securities, primarily at the Utilities, in 2021 and approximately $1,400 million in aggregate of long-term debt at the Utilities during 2022 and 2023. The planned debt issuance is in addition to the issuance of long-term debt secured by the Clean Energy Businesses’ renewable electric production projects. The company's plans also include the issuance of up to $800 million of common equity in 2021 and approximately $700 million in aggregate of common equity during 2022 and 2023, in addition to equity under its dividend reinvestment, employee stock purchase and long-term incentive plans. See Note C to the Third Quarter Financial Statements and “Liquidity and Capital Resources - Cash Flows from Financing Activities,” above.

Capital Resources
For each of the Companies, the common equity ratio at September 30, 2021 and December 31, 2020 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2021	December 31, 2020
Con Edison	48.3	48.3
CECONY	47.9	47.9

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at September 30, 2021 and December 31, 2020 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
ASSETS
Current assets	$4,349	$4,407	$306	$277	$510	$485	$8	$42	$(77)	$90	$5,096	$5,301
Investments	597	541	27	26	7	—	454	1,256	(7)	(7)	1,078	1,816
Net plant	40,985	39,554	2,550	2,469	4,396	4,515	17	17	(1)	—	47,947	46,555
Other noncurrent assets	6,247	6,465	461	475	1,691	1,848	14	33	404	402	8,817	9,223
Total Assets	$52,178	$50,967	$3,344	$3,247	$6,604	$6,848	$493	$1,348	$319	$485	$62,938	$62,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,127	$5,247	$420	$356	$990	$1,330	$92	$111	$(374)	$310	$5,255	$7,354
Noncurrent liabilities	14,194	14,722	1,168	1,191	121	211	(15)	28	(3)	(58)	15,465	16,094
Long-term debt	17,637	16,149	893	893	2,664	2,776	—	500	647	64	21,841	20,382
Equity	16,220	14,849	863	807	2,829	2,531	416	709	49	169	20,377	19,065
Total Liabilities and Equity	$52,178	$50,967	$3,344	$3,247	$6,604	$6,848	$493	$1,348	$319	$485	$62,938	$62,895
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at September 30, 2021 were $58 million lower than at December 31, 2020. The change in current assets primarily reflects a decrease in cash and temporary cash investments ($1,049 million), primarily due to the July 2021 payment of New York City semi-annual property taxes. The decrease is offset in part by an increase in prepayments reflecting primarily the July 2021 payment of New York City semi-annual property taxes, offset in part by three months of amortization, while the December 2020 balance reflects the amortization of the entire previous semi-annual payment ($555 million), an increase in accounts receivables, less allowance for uncollectible accounts ($221 million) (see “COVID-19 Regulatory Matters” in Note B to the Third Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above) and an increase in the fair value of short-term derivative assets ($213 million).

Investments at September 30, 2021 were $56 million higher than at December 31, 2020. The change in investments primarily reflects an increase in supplemental retirement income plan assets. See Note E to the Third Quarter Financial Statements.

Net plant at September 30, 2021 was $1,431 million higher than at December 31, 2020. The change in net plant primarily reflects an increase in electric ($1,040 million), gas ($983 million), steam ($77 million) and general ($192 million) plant balances, offset in part by an increase in accumulated depreciation ($664 million) and a decrease in construction work in progress ($197 million).

Other noncurrent assets at September 30, 2021 were $218 million lower than at December 31, 2020. The change in other noncurrent assets primarily reflects a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2020, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($671 million). See Notes B, E and F to the Third Quarter Financial Statements. The change in the regulatory asset also reflects the year's amortization of accounting costs. This decrease is offset in part by an increase in the regulatory assets for deferrals for increased costs related to the COVID-19 pandemic ($156 million), deferred pension and other postretirement benefits ($110 million), deferred storm costs ($72 million), revenue taxes ($27 million) and deferred derivative losses ($13 million). See “Other Regulatory Matters” in Note B and Note G to the Third Quarter Financial Statements. This decrease is also offset in part by an increase in the fair value of long-term derivative assets ($78 million).

Current liabilities at September 30, 2021 were $1,120 million lower than at December 31, 2020. The change in current liabilities primarily reflects decreases in notes payable ($718 million), long-term debt due within one year

($640 million), accounts payable ($131 million), offset in part by an increase in the regulatory liability for deferred derivative gains ($416 million).

Noncurrent liabilities at September 30, 2021 were $528 million lower than at December 31, 2020. The change in noncurrent liabilities primarily reflects a decrease in the liability for pension and retiree benefits ($764 million) that primarily reflects the final actuarial valuation, as measured at December 31, 2020, of the plans in accordance with the accounting rules for retirement benefits. See Notes E and F to the Third Quarter Financial Statements. The change also reflects a decrease in the regulatory liability for future income tax ($166 million). These decreases are offset in part by a change in deferred income taxes and unamortized investment tax credits ($359 million) that primarily reflects accelerated tax depreciation, repair deductions and the prepayment of New York City property taxes. See Note J to the Third Quarter Financial Statements.

Long-term debt at September 30, 2021 was $1,488 million higher than at December 31, 2020. The change in long-term debt primarily reflects the June 2021 issuance of $1,500 million of debentures. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the Third Quarter Financial Statements.

Equity at September 30, 2021 was $1,371 million higher than at December 31, 2020. The change in equity primarily reflects capital contributions from parent ($1,101 million) in 2021 and net income for the nine months ended September 30, 2021 ($1,011 million), offset in part by common stock dividends to parent ($741 million) in 2021.

O&R
Current assets at September 30, 2021 were $29 million higher than at December 31, 2020. The change in current assets primarily reflects increases in other receivables, less allowance for uncollectible accounts ($11 million) and accounts receivables, less allowance for uncollectible accounts ($11 million).

Net plant at September 30, 2021 was $81 million higher than at December 31, 2020. The change in net plant primarily reflects an increase in electric ($91 million), gas ($39 million), and general ($19 million) plant balances, offset in part by an increase in accumulated depreciation ($55 million) and a decrease in construction work in progress ($13 million).

Other noncurrent assets at September 30, 2021 were $14 million lower than at December 31, 2020. The change in other noncurrent assets primarily reflects a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2020, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($43 million). See Notes B, E and F to the Third Quarter Financial Statements. The change in the regulatory asset also reflects the year's amortization of accounting costs. This decrease is offset in part by an increase in the regulatory asset for deferred pension and other postretirement benefits ($13 million) and an increase in deferred storm costs ($10 million).
Current liabilities at September 30, 2021 were $64 million higher than at December 31, 2020. The change in current liabilities primarily reflects higher notes payable ($43 million), an increase in the regulatory liability for deferred derivative gains ($27 million), offset in part by lower accounts payables ($9 million).

Noncurrent liabilities at September 30, 2021 were $23 million lower than at December 31, 2020. The change in noncurrent liabilities primarily reflects a decrease in the liability for pension and retiree benefits ($69 million), offset in part by deferred income taxes and unamortized investment tax credits ($15 million), primarily due to accelerated tax depreciation and repair deductions, an increase in the regulatory liability for long-term deferred derivative gains ($8 million) and deferred other retiree benefit plans rate ($4 million), and an increase in other deferred credits ($16 million).

Equity at September 30, 2021 was $56 million higher than at December 31, 2020. The change in equity primarily reflects net income for the nine months ended September 30, 2021 ($53 million), capital contributions from parent ($35 million) in 2021 and an increase in other comprehensive income ($7 million) offset in part by common stock dividends to parent ($39 million) in 2021.

Clean Energy Businesses
Current assets at September 30, 2021 were $25 million higher than at December 31, 2020. The change in current assets primarily reflects an increase in accrued unbilled revenue ($74 million), offset in part by a decrease in restricted cash ($15 million) and a decrease in other currents assets ($35 million).

Investments at September 30, 2021 were $7 million higher than at December 31, 2020. The change in investments primarily reflects a tax equity investment.

Net plant at September 30, 2021 was $119 million lower than at December 31, 2020. The change in net plant primarily reflects the divestiture of renewable electric projects. See Note R to the Third Quarter Financial Statements.

Other noncurrent assets at September 30, 2021 were $157 million lower than at December 31, 2020. The change in other noncurrent assets primarily reflects the divestiture of renewable electric projects. See Note R to the Third Quarter Financial Statements.

Current liabilities at September 30, 2021 were $340 million lower than at December 31, 2020. The change in current liabilities primarily reflects new borrowing offset in part by a decrease in borrowings under a term loan. See Note D to the Third Quarter Financial Statements.

Noncurrent liabilities at September 30, 2021 were $90 million lower than at December 31, 2020. The change in noncurrent liabilities primarily reflects the change in the fair value of derivative liabilities and the change in deferred taxes.

Long-term debt at September 30, 2021 was $112 million lower than at December 31, 2020. The change in long-term debt primarily reflects the repayment of an intercompany loan from the parent company ($375 million), offset in part by a net increase in project debt ($464 million). See Note C to the Third Quarter Financial Statements.

Equity at September 30, 2021 was $298 million higher than at December 31, 2020. The change in equity primarily reflects an increase in net income for the nine months ended September 30, 2021 ($223 million) and a noncontrolling tax equity interest ($122 million) (see Note P to the Third Quarter Financial Statements), offset in part by common stock dividends to parent ($48 million) in 2021.

Con Edison Transmission
Current assets at September 30, 2021 were $34 million lower than at December 31, 2020. The change in current assets primarily reflects the agreement between Crestwood and a subsidiary of CET Gas that provides for payments from Crestwood to the subsidiary of CET Gas for shortfalls in meeting certain earnings growth performance targets. Payments totaled $57 million ($19 million of which was paid in the first quarter 2021 and was recorded as a receivable by CET Gas in March 2020, and the remainder of which, plus interest was paid by Crestwood in July 2021). See "Con Edison Transmission - CET Gas," below.

Investments at September 30, 2021 were $802 million lower than at December 31, 2020. The decrease in investments primarily reflects the substantial completion of the sale of Stagecoach ($828 million), offset in part by additional investment in and income from NY Transco ($27 million). See "Investments" in Note A and Note R to the Third Quarter Financial Statements.

Other noncurrent assets were $19 million lower than at December 31, 2020. The change in noncurrent assets primarily reflects a reduction in accounts receivable due to the noncurrent portion of the $57 million payment from Crestwood described above.

Current liabilities at September 30, 2021 were $19 million lower than at December 31, 2020. The change in current liabilities primarily reflects the repayment of short-term borrowings under an intercompany capital funding facility with a portion of the proceeds from the substantial completion of the sale of Stagecoach. See Note R to the Third Quarter Financial Statements.

Noncurrent liabilities at September 30, 2021 were $43 million lower than at December 31, 2020. The change in noncurrent liabilities reflects primarily a decrease in deferred income taxes and unamortized investment tax credits that reflects primarily timing differences associated with investments in partnerships and the tax loss on the substantial completion of the sale of Stagecoach. See "Investments" in Note A and Note R to the Third Quarter Financial Statements.

Long-term debt at September 30, 2021 was $500 million lower than at December 31, 2020. The change in long-term debt reflects the repayment of a $500 million intercompany loan from the parent company.

Equity at September 30, 2021 was $293 million lower than at December 31, 2020. The change in equity primarily reflects net loss for the nine months ended September 30, 2021 ($142 million) and a reduction to retained earnings due to a dividend paid to CEI ($150 million).

Off-Balance Sheet Arrangements
At September 30, 2021, none of the Companies’ transactions, agreements or other contractual arrangements met the SEC definition of off-balance sheet arrangements.

Regulatory Matters
For information about the Utilities’ regulatory matters, see Note B to the Third Quarter Financial Statements.

Environmental Matters
In July 2021, a feeder failure led to the discharge of thousands of gallons of dielectric fluid from a street manhole in New Rochelle, New York. Dielectric fluid reached nearby streets, properties and the New Rochelle Harbor. CECONY, the U.S. Coast Guard, the New York State Department of Environmental Conservation and other agencies responded to the incident. The company stopped the feeder leak on the same day that the discharge occurred and has substantially completed the spill recovery operations. In coordination with federal and state regulators, CECONY is evaluating certain shoreline areas for the potential presence of residual dielectric fluid and the extent to which additional cleaning in such areas may be necessary. In addition, the company has received third-party damage claims. The costs associated with this matter are not expected to have a material adverse effect on the company’s financial condition, results of operations or liquidity. In connection with the incident, the company may incur monetary sanctions of more than $0.3 million for violations of certain provisions regulating the discharge of materials into, and for the protection of, the environment.

For additional information about the Companies’ environmental matters, see Note G to the Third Quarter Financial Statements.

Clean Energy Businesses
The following table provides information about the Clean Energy Businesses' renewable electric production projects that are in operation and/or in construction at September 30, 2021:

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual/Expected In-Service Date (b)	State	PPA Counterparty (c)
Utility Scale
Solar
PJM assets	73	(d)	2011/2013	New Jersey/Pennsylvania	Various
New England assets	24	Various	2011/2017	Massachusetts/Rhode Island	Various
California Solar (e)	110	25	2012/2013	California	PG&E
Mesquite Solar 1 (e)	165	20	2013	Arizona	PG&E
Copper Mountain Solar 2 (e)	150	25	2013/2015	Nevada	PG&E
Copper Mountain Solar 3 (e)	255	20	2014/2015	Nevada	SCPPA
California Solar 2 (e)	80	20	2014/2016	California	SCE/PG&E
Texas Solar 4 (e)	40	25	2014	Texas	City of San Antonio
Texas Solar 5 (e)	100	25	2015	Texas	City of San Antonio
Texas Solar 7 (e)	112	25	2016	Texas	City of San Antonio
California Solar 3 (e)	110	20	2016/2017	California	SCE/PG&E
Upton Solar (e)	158	25	2017	Texas	City of Austin
California Solar 4 (e)	240	20	2017/2018	California	SCE
Copper Mountain Solar 1 (e)	58	12	2018	Nevada	PG&E
Copper Mountain Solar 4 (e) (f)	94	20	2018	Nevada	SCE
Mesquite Solar 2 (e) (f)	100	18	2018	Arizona	SCE
Mesquite Solar 3 (e) (f)	150	23	2018	Arizona	WAPA (U.S. Navy)
Great Valley Solar (e) (f)	200	17	2018	California	MCE/SMUD/PG&E/SCE
Water Strider Solar (e) (f) (g)	80	20	2021	Virginia	VEPCO
Battle Mountain Solar/Battery Energy Storage System (e) (f) (g)	101	25	2021	Nevada	SPP
Copper Mountain Solar 5 (e) (f) (g)	250	25	2021	Nevada	NPC
Other	26	Various	Various	Various	Various
Total Solar	2,676
Wind
Broken Bow II (e)	75	25	2014	Nebraska	NPPD
Wind Holdings (e)	180	Various	Various	South Dakota/ Montana	NWE/Basin Electric
Adams Rose Wind (e)	23	7	2016	Minnesota	Dairyland
Other	34	Various	Various	Various	Various
Total Wind	312
Total MW (AC) in Operation	2,988
Total MW (AC) in Construction	16
Total MW (AC) Utility Scale	3,004
Behind the Meter
Total MW (AC) in Operation	62
Total MW (AC) in Construction	10
Total MW Behind the Meter	72
(a)Represents PPA contractual term or remaining term from the date of acquisition.
(b)Represents Actual/Expected In-Service Date or date of acquisition.
(c)PPA Counterparties include: Pacific Gas and Electric Company (PG&E), Southern California Public Power Authority (SCPPA), Southern California Edison Company (SCE), Western Area Power Administration (WAPA), Marin Clean Energy (MCE), Sacramento Municipal Utility District (SMUD), Nebraska Public Power District (NPPD), NorthWestern Energy (NWE), Virginia Electric Power Company (VEPCO), Sierra Pacific Power (SPP), and Nevada Power Company (NPC).
(d)Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2025.
(e)Project has been pledged as security for project debt financing.
(f)Projects are financed with tax equity. See Note P to the Third Quarter Financial Statements.
(g)Battle Mountain, Water Strider, and Copper Mountain 5 are a portfolio of three solar electric production projects referred to as CED Nevada Virginia. See Notes C, D and P to the Third Quarter Financial Statements.

Renewable Electric Generation
Renewable electric production volumes from utility scale assets for the three and nine months ended September 30, 2021 compared with the 2020 period were:

	Millions of kWh
	For the Three Months Ended				For the Nine Months Ended
Description	September 30, 2021	September 30, 2020	Variation	Percent Variation	September 30, 2021	September 30, 2020	Variation	Percent Variation
Renewable electric production projects
Solar	1,932	1,667	265	15.9%	4,998	4,606	392	8.5%
Wind	257	303	(46)	(15.2)%	978	1,042	(64)	(6.1%)
Total	2,189	1,970	219	11.1%	5,976	5,648	328	5.8%

Con Edison Transmission
CET Gas
In May 2021, a subsidiary of CET Gas entered into a purchase and sale agreement pursuant to which CET Gas and Crestwood agreed to sell their combined interests in Stagecoach to a subsidiary of Kinder Morgan Inc. for a total of $1,225 million, subject to certain adjustments, of which $612.5 million will be Con Edison's portion for its 50 percent interest, subject to closing adjustments. The purchase and sale agreement contemplates a two-stage closing, the first of which was completed in July 2021 for a sale price of $1,195 million, of which $614 million, including working capital, was attributed to CET Gas. The second closing for the remaining $30 million, of which $15 million will be attributed to CET Gas, subject to closing adjustments, is to occur following approval by the NYSPSC, which is expected later this year or during the first quarter of 2022, subject to customary closing conditions. See Note R to the Third Quarter Financial Statements.

As a result of information made available to Stagecoach as part of the sale process, Stagecoach performed impairment tests that resulted in Stagecoach recording impairment charges of $414 million for the nine months ended September 30, 2021. Accordingly, Con Edison recorded pre-tax impairment losses on its 50 percent interest in Stagecoach of $211 million ($147 million after-tax), including working capital and transaction cost adjustments, within "Investment income/(loss)" on Con Edison's consolidated income statement for the nine months ended September 30, 2021. These charges reduced the carrying value of Con Edison’s investment in Stagecoach to $630 million at June 30, 2021. See "Investments" in Note A to the Third Quarter Financial Statements.

In May 2021, the operator of the Mountain Valley Pipeline, which is being constructed by a joint venture in which CET Gas owns a 10.6 percent interest (that is expected to be reduced to 8.5 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture) indicated that, subject to receipt of certain authorizations and resolution of certain challenges, it is now targeting an in-service date for the project of summer 2022 at an overall project cost of approximately $6,200 million excluding allowance for funds used during construction. For the year ended December 31, 2020, CET Gas recorded a pre-tax impairment loss of $320 million ($223 million after-tax) that reduced the carrying value of its investment in Mountain Valley Pipeline LLC from $662 million to $342 million. At September 30, 2021, CET Gas’ cash contributions to the joint venture amounted to $530 million.

CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye, which operates a gas storage facility in upstate New York. CET Gas and CECONY are in the process of considering strategic alternatives regarding their interests in Honeoye. At September 30, 2021, the consolidated carrying value of CET Gas’ and CECONY’s investments in Honeoye was $25 million.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies’ interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con

Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses use interest rate swaps to exchange variable-rate project financed debt for a fixed interest rate. See Note N to the Third Quarter Financial Statements. Con Edison and CECONY estimate that at September 30, 2021, a 10 percent increase in interest rates applicable to its variable rate debt would result in an immaterial increase in annual interest expense. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable-rate tax-exempt debt, are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note N to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2021, a 10 percent decline in market prices would result in a decline in fair value of $149 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $139 million is for CECONY and $10 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. However, increases in electric and gas commodity prices may contribute to a slower recovery of cash from outstanding customer accounts receivable balances and increases to the allowance for uncollectible accounts, and may result in increases to write-offs of customer accounts receivable balances.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices, for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	September 30, 2021	December 31, 2020
(Millions of Dollars)
Average for the period	$—	$—
High	2	—
Low	—	—

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. Con Edison's investment risk also relates to the investments of Con Edison Transmission that are accounted for under the equity method. See "Investments" in Note A to the Third Quarter Financial Statements.

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At September 30, 2021, the pension plan investments consisted of 50 percent equity securities, 39 percent debt securities and 11 percent real estate.

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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: November 4, 2021	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer