Form 10-K
period 2021-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2022-02-17
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
Commission File Number 1-1217
Consolidated Edison Company of New York, Inc.
Exact name of registrant as specified in its charter
and principal office address and telephone number

New York	13-5009340
State of Incorporation	I.R.S. Employer ID. Number

4 Irving Place,
New York,	New York	10003

(212)	460-4600
 ___________________________________________________

CON EDISON ANNUAL REPORT 2021	1

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Consolidated Edison, Inc.,	ED	New York Stock Exchange
Common Shares ($.10 par value)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Consolidated Edison, Inc. (Con Edison)	Yes	☐	No	☒
Consolidated Edison Company of New York, Inc. (CECONY)	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒
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
The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2021, was approximately $25.3 billion.

2	CON EDISON ANNUAL REPORT 2021

As of January 31, 2022, Con Edison had outstanding 354,090,402 Common Shares ($.10 par value).
All of the outstanding common equity of CECONY is held by Con Edison.

Documents Incorporated By Reference
Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 16, 2022, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2021, is incorporated in Part III of this report.
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

CON EDISON ANNUAL REPORT 2021	3

Glossary of Terms
The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries, including Consolidated Edison Development, Inc., Consolidated Edison Energy, Inc. and Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

4	CON EDISON ANNUAL REPORT 2021

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
Mlb	Thousands of pounds
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced Metering Infrastructure
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as enacted on March 27, 2020
CLCPA	Climate Leadership and Community Protection Act
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
DER	Distributed energy resources
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

CON EDISON ANNUAL REPORT 2021	5

6	CON EDISON ANNUAL REPORT 2021

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
•Orange & Rockland Utilities, Inc., which along with its utility subsidiary, Rockland Electric Company (together referred to herein as O&R), provides electric service in southeastern NY and northern NJ and gas service in southeastern NY (O&R, together with CECONY referred to as the Utilities);
•Con Edison Clean Energy Businesses, Inc., which through its subsidiaries, develops, owns and operates renewable and sustainable energy infrastructure projects and provides energy-related products and services to wholesale and retail customers (Con Edison Clean Energy Businesses, Inc., together with its subsidiaries referred to as the Clean Energy Businesses); and
•Con Edison Transmission, Inc., which through its subsidiaries, invests in electric transmission projects supporting Con Edison’s effort to transition to clean, renewable energy and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects (Con Edison Transmission, Inc., together with its subsidiaries referred to as Con Edison Transmission).
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

Significant Developments and Outlook
•Con Edison reported 2021 net income of $1,346 million or $3.86 a share compared with $1,101 million or $3.29 a share in 2020. Adjusted earnings were $1,528 million or $4.39 a share in 2021 compared with $1,399 million or $4.18 a share in 2020. See “Results of Operations” in Item 7 and “Non-GAAP Financial Measures” below.
•In 2021, the Utilities invested $3,635 million to upgrade and reinforce their energy delivery systems, the Clean Energy Businesses invested $298 million in renewable electric projects and Con Edison Transmission invested $31 million primarily in the electric transmission business. For 2022, 2023 and 2024 the Utilities expect to invest $4,134 million, $5,015 million and $5,203 million, respectively, for their energy delivery systems, the Clean Energy Businesses expect to invest $400 million, $400 million and $400 million, respectively, in renewable electric projects and Con Edison Transmission expects to invest $73 million, $42 million and $10 million, respectively, primarily in the electric transmission business. See "Capital Requirements and Resources - Capital Requirements" in Item 1.
•Con Edison is considering strategic alternatives with respect to the Clean Energy Businesses, which through its subsidiaries, develops, owns and operates renewable and sustainable energy infrastructure projects and provides energy-related products and services to wholesale and retail customers. See "Clean Energy Businesses" in Item 1.

•Con Edison plans to meet its capital requirements for 2022 through 2024, through internally-generated funds and the issuance of long-term debt and common equity. See “Capital Requirements and Resources - Capital Requirements” in Item 1. The company's plans include the issuance of between $800 million and $1,400 million of long-term debt, primarily at the Utilities, in 2022 and approximately $2,500 million in aggregate of long-term debt, including for maturing securities, primarily at the Utilities, during 2023 and 2024. The planned debt

CON EDISON ANNUAL REPORT 2021	7

issuance is in addition to the issuance of long-term debt secured by the Clean Energy Businesses’ renewable electric projects. The company's plans also include the issuance of up to $850 million of common equity in 2022 and approximately $750 million in aggregate of common equity during 2023 and 2024, in addition to common equity under its dividend reinvestment, employee stock purchase and long-term incentive plans. Con Edison’s financing plans do not include the impact, if any, that may result from its evaluation of strategic alternatives with respect to the Clean Energy Businesses. See "Clean Energy Businesses" in Item 1.

•CECONY forecasts average annual growth in peak demand in its service area at design conditions over the next five years for electricity, gas and steam to be approximately 0.4 percent, 1.3 percent and 0.1 percent, respectively. O&R forecasts an average annual decrease in electric peak demand in its service area at design conditions over the next five years to be approximately 0.3 percent and average annual growth in gas peak demand in its service area over the next five years at design conditions to be approximately 0.1 percent. See “The Utilities” in Item 1.
•In July 2021, the NYSPSC approved a settlement agreement among CECONY, O&R and the New York State Department of Public Service (NYSDPS) that fully resolves all issues and allegations that have been raised or could have been raised by the NYSPSC against CECONY and O&R with respect to: (1) the July 2018 rupture of a CECONY steam main located on Fifth Avenue and 21st Street in Manhattan; (2) the July 2019 electric service interruptions to approximately 72,000 CECONY customers on the west side of Manhattan and to approximately 30,000 CECONY customers primarily in the Flatbush area of Brooklyn; (3) the August 2020 electric service interruptions to approximately 330,000 CECONY customers and approximately 200,000 O&R customers following Tropical Storm Isaias; and (4) the August 2020 electric service interruptions to approximately 190,000 customers resulting from faults at CECONY’s Rainey substation following Tropical Storm Isaias. See "Other Regulatory Matters" in Note B to the financial statements in Item 8.
•In October 2021, O&R, the NYSDPS and other parties entered into a joint proposal for new electric and gas rate plans for the three-year period January 2022 through December 2024. The joint proposal is subject to NYSPSC approval and provides for electric rate increases of $4.9 million, $16.2 million and $23.1 million, effective January 1, 2022, 2023, and 2024, respectively. The joint proposal provides for gas rate increases of $0.7 million, $7.4 million and $9.9 million, effective January 1, 2022, 2023, and 2024, respectively. The joint proposal includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years ($2.8 million); reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024. See "Rate Plans" in Note B to the financial statements in Item 8.
•In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. The company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. Pursuant to the November 2021 order, the company also established a recovery mechanism for CECONY to collect $19 million and $4 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2021 and the company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. In addition, pursuant to the November 2021 order CECONY established a reserve of $7 million toward addressing customer arrearages for the year ended December 31, 2021. The order also established a surcharge recovery or surcredit mechanism for any fee deferrals for 2022. CECONY resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on September 3, 2021 and October 1, 2021, respectively. O&R resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on October 1, 2021. See "COVID-19 Regulatory Matters" in Note B to the financial statements in Item 8.

•Pursuant to their current electric and gas rate plans, CECONY and O&R recorded $92 million and $2 million of earnings for the year ended December 31, 2021, respectively, of earnings adjustment mechanisms and positive incentives, primarily reflecting the achievement of certain energy efficiency measures, as compared with $50 million and $3 million for CECONY and O&R, respectively, for the year ended December 31, 2020. See "Rate Plans" in Note B to the financial statements in Item 8.

8	CON EDISON ANNUAL REPORT 2021

•The NYSPSC continued its focused operations audit of the Utilities related to income tax accounting. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes. The understatement was related to the calculation of plant retirement-related cost of removal. See "Other Regulatory Matters" in Note B to the financial statements in Item 8.

•In January 2022, CECONY filed a request with the NYSPSC for electric and gas rate increases of $1,199 million and $503 million, respectively, effective January 2023. See "Rate Plans" in Note B to the financial statements in Item 8.

•The Clean Energy Businesses installed 446 MW AC of new renewable energy projects in 2021, resulting in a year-end total installed capacity of 3,061 MW AC, bringing the annual renewable energy production for 2021 to more than 7.5 terawatt hours. See "Clean Energy Businesses" in Item 1.

•During 2021, a subsidiary of Con Edison Gas Pipeline and Storage, LLC (CET Gas) completed the sale of its 50 percent interest in Stagecoach Gas Services LLC for $629 million and recorded a pre-tax impairment loss on its 50 percent interest of $212 million ($147 million after-tax). See “Con Edison Transmission,” in Item 1 and “Investments” in Note A and Note W to the financial statements in Item 8.

•CET Gas recorded a pre-tax impairment loss of $231 million ($162 million after-tax) for the year ended December 31, 2021 that reduced the carrying value of its investment in Mountain Valley Pipeline LLC (MVP), a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia, from $342 million to $111 million. A goodwill impairment loss of $7 million was recorded related to CET Gas’ and CECONY’s investment in Honeoye Storage Corporation for the year ended December 31, 2021, of which $5 million was attributed to CET Gas. See “Investments” in Note A and Note K to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2021	9

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
Forward-Looking Statements
This report contains forward-looking statements that are intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as "forecasts," "expects," "estimates," "anticipates," "intends," "believes," "plans," "will," "target," "guidance," "potential," "consider" and similar expressions identify forward-looking statements. The forward-looking statements reflect information available and assumptions at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to, those discussed under “Risk Factors,” in Item 1A.

Non-GAAP Financial Measures
Adjusted earnings and adjusted earnings per share are financial measures that are not determined in accordance with generally accepted accounting principles in the United States of America (GAAP). These non-GAAP financial measures should not be considered as an alternative to net income for common stock or net income per share, respectively, each of which is an indicator of financial performance determined in accordance with GAAP. Adjusted earnings and adjusted earnings per share exclude from net income and net income per share, respectively, certain other items that the company does not consider indicative of its ongoing financial performance. Management uses these non-GAAP financial measures to facilitate the analysis of the company's financial performance as compared to its internal budgets and previous financial results and to communicate to investors and others the company’s expectations regarding its future earnings and dividends on its common stock. Management believes that these non-GAAP financial measures are also useful and meaningful to investors to facilitate their analysis of the company's financial performance. The following table is a reconciliation of Con Edison’s reported net income for common stock to adjusted earnings and reported earnings per share to adjusted earnings per share.

10	CON EDISON ANNUAL REPORT 2021

(Millions of Dollars, except per share amounts)	2019	2020	2021
Reported net income for common stock – GAAP basis	$1,343	$1,101	$1,346

Impairment loss related to investment in Mountain Valley Pipeline, LLC (pre-tax) (a)	—	320	231
Income taxes (b)	—	(97)	(69)
Impairment loss related to investment in Mountain Valley Pipeline, LLC (net of tax) (a)	—	223	162
Loss from sale of a renewable electric project (pre-tax)	—	—	4
Income taxes (b)	—	—	(1)
Loss from sale of a renewable electric project (net of tax)	—	—	3
Impairment loss related to investment in Stagecoach Gas Services LLC (pre-tax) (c)	—	—	212
Income taxes (b)	—	—	(65)
Impairment loss related to investment in Stagecoach Gas Services LLC (net of tax) (c)	—	—	147
Impairment loss related to investment in Honeoye Storage Corporation (pre-tax) (d)	—	—	5
Income taxes	—	—	—
Impairment loss related to investment in Honeoye Storage Corporation (net of tax) (d)	—	—	5
HLBV effects (pre-tax) (e)	98	44	(142)
Income taxes (f)	(24)	(12)	44
HLBV effects (net of tax) (e)	74	32	(98)
Net mark-to-market effects (pre-tax)	27	57	(53)
Income taxes (g)	(6)	(14)	16
Net mark-to-market effects (net of tax)	21	43	(37)

Adjusted earnings (Non-GAAP)	$1,438	$1,399	$1,528

Reported earnings per share – GAAP basis (basic)	$4.09	$3.29	$3.86

Impairment loss related to investment in Mountain Valley Pipeline, LLC (pre-tax) (a)	—	0.95	0.66
Income taxes (b)	—	(0.29)	(0.19)
Impairment loss related to investment in Mountain Valley Pipeline, LLC (net of tax) (a)	—	0.66	0.47
Loss from sale of a renewable electric project (pre-tax)	—	—	0.01
Income taxes (b)	—	—	—
Loss from sale of a renewable electric project (net of tax)	—	—	0.01
Impairment loss related to investment in Stagecoach Gas Services LLC (pre-tax) (c)	—	—	0.61
Income taxes (b)	—	—	(0.19)
Impairment loss related to investment in Stagecoach Gas Services LLC (net of tax) (c)	—	—	0.42
Impairment loss related to investment in Honeoye Storage Corporation (pre-tax) (d)	—	—	0.02
Income taxes	—	—	—
Impairment loss related to investment in Honeoye Storage Corporation (net of tax) (d)	—	—	0.02
HLBV effects (pre-tax) (e)	0.31	0.14	(0.41)
Income taxes (f)	(0.09)	(0.04)	0.12
HLBV effects (net of tax) (e)	0.22	0.10	(0.29)
Net mark-to-market effects (pre-tax)	0.10	0.18	(0.15)
Income taxes (g)	(0.03)	(0.05)	0.05
Net mark-to-market effects	0.07	0.13	(0.10)

Adjusted earnings per share (Non-GAAP)	$4.38	$4.18	$4.39
(a)Losses recognized with respect to the partial impairments of CET Gas' investment in Mountain Valley Pipeline, LLC. See "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8.
(b)The amount of income taxes was calculated using a combined federal and state income tax rate between 26-30% for the year ended December 31, 2021 and a combined federal and state income tax rate of 30% for the year ended December 31, 2020.
(c)Loss recognized with respect to the partial impairment of CET Gas’ investment in Stagecoach Gas Services LLC. See "Investments - Partial Impairment of Investment in Stagecoach Gas Services" in Note A and Note W.
(d)Loss recognized with respect to the goodwill impairment of CET Gas’ investment in Honeoye Storage Corporation. See Note K.
(e)Income attributable to the non-controlling interest of a tax-equity investor in renewable electric projects accounted for under the hypothetical liquidation at book value (HLBV) method of accounting. See Note S to the financial statements in Item 8.
(f)The amount of income taxes was calculated using a combined federal and state income tax rate of 31%, 27%, and 24% for the year ended December 31, 2021, 2020 and 2019, respectively. Adjusted earnings and adjusted earnings per share for 2021 exclude the tax impact on the parent company of HLBV accounting ($9 million and $0.02 for the year ended December 31, 2021) of the Clean Energy Businesses. Adjusted earnings and adjusted earnings per share for 2020 and 2019 do not exclude the tax impact on the parent company of HLBV accounting (($3) million and ($0.01) and ($6) million and ($0.02) for the year ended December 31, 2020 and 2019, respectively) of the Clean Energy Businesses.
(g)The amount of income taxes was calculated using a combined federal and state income tax rate of 32%, 25% and 22% for the year ended December 31, 2021, 2020 and 2019, respectively. Adjusted earnings and adjusted earnings per share for 2021 exclude the tax impact on

CON EDISON ANNUAL REPORT 2021	11

the parent company of the mark-to-market effects ($3 million and $0.01 for the year ended December 31, 2021) of the Clean Energy Businesses. Adjusted earnings and adjusted earnings per share for 2020 and 2019 do not exclude the tax impact on the parent company of the mark-to-market effects (($4) million and ($0.01) and ($2) million and $0.00 for the year ended December 31, 2020 and 2019, respectively) of the Clean Energy Businesses.

12	CON EDISON ANNUAL REPORT 2021

Item 1:    Business

CON EDISON ANNUAL REPORT 2021	13

Incorporation By Reference
Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

14	CON EDISON ANNUAL REPORT 2021

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
Con Edison’s principal business operations are those of CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. Con Edison is considering strategic alternatives with respect to the Clean Energy Businesses. Con Edison Transmission invests in electric transmission projects and manages both electric and gas assets while seeking to develop electric transmission projects. During 2021, Con Edison Transmission completed the sale of its 50 percent interest in Stagecoach Gas Services LLC (Stagecoach). For the year ended December 31, 2021, Con Edison Transmission recorded pre-tax impairment losses on its investments in Stagecoach, Mountain Valley Pipeline, LLC and Honeoye Storage Corporation. See "Investments" in Note A, Note K and Note W to the financial statements in Item 8.

Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted electric and gas assets. The company invests to provide reliable, resilient, safe and clean energy critical for its NY customers. The company is an industry leading owner and operator of contracted, large-scale solar generation in the United States. Con Edison is a responsible neighbor, helping the communities it serves become more sustainable.

CECONY
Electric
CECONY provides electric service to approximately 3.5 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 16,884 MMlb of steam annually to approximately 1,555 customers in parts of Manhattan.

CON EDISON ANNUAL REPORT 2021	15

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern NY and northern NJ, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern NY.

Clean Energy Businesses
Con Edison Clean Energy Businesses, Inc., together with its subsidiaries, are referred to in this report as the Clean Energy Businesses. The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. The Clean Energy Businesses have approximately 3,000 megawatts (AC) of renewable energy projects in the U.S. Con Edison is considering strategic alternatives with respect to the Clean Energy Businesses.

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric transmission projects and manages both electric and gas assets through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and has been selected to build additional electric transmission assets in NY. CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation (Honeoye), which operates a gas storage facility in upstate NY. In addition, CET Gas owns a 10.2 percent interest (that is expected to be reduced to 8.5 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture) in Mountain Valley Pipeline LLC (MVP), a joint venture developing a proposed 300-mile gas transmission project in WV and VA. During 2021, CET Gas sold its 50 percent interest in Stagecoach Gas Services LLC (Stagecoach), a gas pipeline and storage business located in northern PA and southern NY. See Note A and Note W to the financial statements in Item 8. For the year ended December 31, 2021, CET Gas recorded impairment losses on its investments in Stagecoach, Honeoye and MVP. See "Investments in Note A, Note K and Note W to the financial statements in Item 8 and “Con Edison Transmission,” below. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Utility Regulation
State Utility Regulation

Regulators
The Utilities are subject to regulation by the NYSPSC, that under the New York Public Service Law, is authorized to set the terms of service and the rates the Utilities charge for providing service in NY. See “Rate Plans,” below and in Note B to the financial statements in Item 8. The NYSPSC also approves the issuance of the Utilities’ securities and transactions between the Utilities and Con Edison and its other subsidiaries. See “Capital Resources,” below and Note U to the financial statements in Item 8. The NYSPSC exercises jurisdiction over the siting of electric transmission lines in NY State (see “Con Edison Transmission,” below) and approves mergers or other business combinations involving NY utilities.
In addition, under the New York Public Service Law, the NYSPSC has the authority to (i) impose penalties on NY utilities, which could be material, for violating state utility laws and regulations and its orders; (ii) review, at least every five years, an electric utility’s capability to provide safe, adequate and reliable service, order the utility to comply with additional and more stringent terms of service than existed prior to the review, assess the continued operation of the utility as the provider of electric service in its service territory and propose, and act upon, such measures as are necessary to ensure safe and adequate service; and (iii) based on findings of repeated violations of the New York Public Service Law or rules or regulations adopted thereto that demonstrate a failure of a combination gas and electric utility to continue to provide safe and adequate service, revoke or modify an operating certificate issued to the utility by the NYSPSC (following consideration of certain factors, including public interest and standards deemed necessary by the NYSPSC to ensure continuity of service, and due process). See "Risk Factors" in Item 1A and “Other Regulatory Matters” and "COVID-19 Regulatory Matters" in Note B to the financial statements in Item 8. O&R’s NJ subsidiary, RECO, is subject to regulation by the New Jersey Board of Public Utilities (NJBPU). The NYSPSC, together with the NJBPU, are referred to herein as state utility regulators.

16	CON EDISON ANNUAL REPORT 2021

New York Utility Industry
Restructuring in the 1990s
In the 1990s, the NYSPSC restructured the electric utility industry in the state. In accordance with NYSPSC orders, the Utilities sold all of their electric generating facilities other than those that also produce steam for CECONY’s steam business (see "Electric Operations – Electric Facilities," below) and provided all of their customers the choice to buy electricity or gas from the Utilities or other suppliers (see "Electric Operations – Electric Sales and Deliveries" and "Gas Operations – Gas Sales and Deliveries," below). In 2021, 60 percent of the electricity and 35 percent of the gas CECONY delivered to its customers, and 54 percent of the electricity and 29 percent of the gas O&R delivered to its customers, was purchased by the customers from other suppliers. In addition, the Utilities no longer control and operate their bulk power electric transmission facilities. See “New York Independent System Operator (NYISO),” below.
Following industry restructuring, there were several utility mergers as a result of which substantially all of the electric and gas delivery service in NY State is now provided by one of five investor-owned utility companies – Con Edison, National Grid plc, Avangrid, Inc. (an affiliate of Iberdrola, S.A.), National Fuel Gas Company or CH Energy Group, Inc. (a subsidiary of Fortis Inc.) – or one of two state authorities – New York Power Authority (NYPA) or Long Island Power Authority.

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
The utilities’ rate plans cover specified periods, but rates determined pursuant to a plan generally continue in effect until a new rate plan is approved by the state utility regulator. In NY, either the utility or the NYSPSC can commence a proceeding for a new rate plan, and a new rate plan filed by the utility will generally take effect automatically in approximately 11 months unless prior to such time the NYSPSC approves a rate plan.
In each rate proceeding, rates are determined by the state utility regulator following the submission by the utility of testimony and supporting information, which are subject to review by the staff of the regulator. Other parties with an interest in the proceeding can also review the utility’s proposal and become involved in the rate proceeding. In NY State, the review process is overseen by an administrative law judge who is employed by the NYSPSC. After an administrative law judge issues a recommended decision that generally considers the interests of the utility, the regulatory staff, other parties and legal requisites, the regulator will issue a rate order. The utility and the regulator’s staff and interested parties may enter jointly into a proposed settlement agreement prior to the completion of this administrative process, in which case the agreement could be approved by the regulator with or without modification.
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
For information about the Utilities’ rate plans, see Note B to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2021	17

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
NY electric and steam utilities are required to provide credits to customers who are without service for more than three days. The credit to a customer would equal the portion of the monthly customer charge attributable to the period the customer was without service. If an extraordinary event occurs, the NYSPSC may direct NY gas utilities to implement the same policies.

The NYSPSC has approved a scorecard for use as a guide to assess electric utility performance in restoring electric service during outages that result from a major storm. The scorecard could also be applied by the NYSPSC for other outages or actions. The scorecard includes performance metrics in categories for preparation, operations response, and communications.
Each NY electric utility is required to submit to the NYSPSC annually an emergency response plan for the reasonably prompt restoration of service in the case of widespread outages in the utility’s service territory due to storms or other events beyond the control of the utility. If, after evidentiary hearings or other investigatory proceedings, the NYSPSC finds that the utility failed to reasonably implement its plan during an event, the NYSPSC may impose penalties or deny recovery of any part of the service restoration costs caused by such failure. In July 2021, the NYSPSC approved emergency response plans for CECONY and O&R. In December 2021, CECONY and O&R each submitted updated plans for 2022.

In December 2021, the New York State legislature amended the New York State Public Service Law, effective April 2022, to require NY electric utilities, including CECONY and O&R, to provide compensation to residential and small business customers that experience widespread prolonged outages lasting more than seventy-two consecutive hours, subject to certain exceptions, including: a bill credit of $25 for each twenty-four hour period beyond the seventy-two consecutive hour outage; reimbursement of customers for food spoilage up to $500; and reimbursement of affected residential customers for prescription medicine spoilage losses without limitation. Any such costs incurred by CECONY and O&R are not recoverable from customers unless the utility files a petition with the NYSPSC requesting recovery and such petition is granted by the NYSPSC. The NYSPSC is required to develop rules for the law’s implementation.

Generic Proceedings
The NYSPSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in NY State. Proceedings include clean energy and related implementation proceedings, and proceedings relating to energy affordability, data access, retail access, gas planning, energy efficiency and renewable energy programs and climate change risk disclosure. The Utilities are typically active participants in such proceedings.

18	CON EDISON ANNUAL REPORT 2021

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

New York Independent System Operator (NYISO)
The NYISO is a not-for-profit organization that controls and directs the operation of most of the electric transmission facilities in NY State, including those of the Utilities, as an integrated system. It also administers wholesale markets for electricity in NY State and facilitates the construction of new transmission it considers necessary to meet identified reliability, economic or public policy needs. The New York State Reliability Council (NYSRC) promulgates reliability standards subject to FERC oversight, and the NYISO has agreed to comply with those standards. Pursuant to a requirement that is set annually by the NYSRC, the NYISO requires that entities supplying electricity to customers in NY State have generating capacity (owned, procured through the NYISO capacity markets or contracted for) in an amount equal to the peak demand of their customers plus the applicable reserve margin. In addition, the NYISO has determined that entities that serve customers in New York City must procure sufficient capacity from resources that are electrically located in New York City to cover a substantial percentage of the peak demands of their New York City customers. The NYISO also requires entities that serve customers in the Lower Hudson Valley and New York City customers that are served through the Lower Hudson Valley to procure sufficient capacity from resources electrically located in the Lower Hudson Valley. These requirements apply both to regulated utilities such as CECONY and O&R for the customers they supply under regulated tariffs and to other load serving entities that supply customers on market terms. RECO, O&R’s NJ subsidiary, provides electric service in a portion of its service territory that has a different independent system operator – PJM Interconnection LLC (PJM). See “CECONY – Electric Operations – Electric Supply” and “O&R – Electric Operations – Electric Supply,” below.

Competition
The subset of distributed energy resources (DER) that produce electricity are collectively referred to as distributed generation (DG). DG includes solar energy production facilities, fuel cells, gas turbines, reciprocating engines and micro-turbines, and provides an alternative source of electricity for the Utilities’ electric delivery customers. Energy storage, though not a form of DG, is also a source of electricity for the Utilities’ electric delivery customers. Typically, customers with DG remain connected to the utility’s delivery system and pay a different rate. Gas delivery customers have electricity, oil and propane as alternatives, and steam customers have electricity, oil and natural gas as alternative sources for heating and cooling their buildings. Micro-grids and community-based micro-grids enable DG to serve multiple locations and multiple customers. Demand reduction and energy efficiency investments provide ways for energy consumers within the Utilities’ service areas to lower their energy usage. The Companies expect DERs and electric alternatives to gas and steam, to increase, and for gas and steam usage to decrease, as the Climate Leadership and Community Protection Act enacted by New York State and the Climate Mobilization Act enacted by New York City in 2019 continue to be implemented. In December 2021, New York City enacted a law that will phase-out the use of natural gas in certain new construction buildings, including major renovations, in New York City. See “Environmental Matters – Clean Energy Future,” below. CECONY’s smart solutions for gas customers include energy efficiency and heating electrification programs. See “CECONY- Gas Operations - Gas Peak Demand,” below. The following table shows the aggregate capacities of the DG projects connected to the Utilities’ distribution systems at the end of the last five years:

CON EDISON ANNUAL REPORT 2021	19

Technology	CECONY					O&R
Total MW, except project number	2017	2018	2019	2020	2021	2017	2018	2019	2020	2021
Internal-combustion engines	108	110	114	129	155	2	2	3	3	3
Photovoltaic solar	178	226	276	323	398	75	96	121	154	183
Battery energy storage	—	—	8	13	18	—	—	1	6	11
Gas turbines	48	48	48	53	61	20	20	20	20	20
Micro turbines	14	17	18	21	23	1	1	1	1	1
Fuel cells	12	13	20	30	30	—	—	—	—	—
Steam turbines	6	6	6	6	6	—	—	—	—	—
Landfill	—	—	—	—	—	2	2	2	2	2
Total distribution-level DG	366	420	490	575	691	100	121	148	186	220
Number of DG projects	18,090	23,942	30,539	36,194	43,702	6,537	7,566	8,687	9,643	10,913
The Clean Energy Businesses participate in competitive renewable and sustainable energy infrastructure projects and provide energy-related products and services that are subject to different risks than those found in the businesses of the Utilities. See "Clean Energy Businesses," below. Con Edison Transmission invests in electric transmission projects and manages both electric and gas assets, the current and prospective customers of which may have competitive alternatives. See "Con Edison Transmission," below.

The Utilities do not consider it reasonably likely that another company would be authorized to provide utility delivery service of electricity, gas or steam where the company already provides service. Any such other company would need to obtain NYSPSC consent, satisfy applicable local requirements, install facilities to provide the service, meet applicable services standards and charge customers comparable taxes and other fees and costs imposed on the service. A new delivery company would also be subject to extensive ongoing regulation by the NYSPSC. See “Utility Regulation – State Utility Regulation – Regulators,” above, "The Companies Are Extensively Regulated And Are Subject To Substantial Penalties" in Item 1A and “Other Regulatory Matters” in Note B to the financial statements in Item 8.

The Utilities
CECONY
CECONY, incorporated in New York State in 1884, is a subsidiary of Con Edison and has no significant subsidiaries of its own. Its principal business segments are its regulated electric, gas and steam businesses.

For a discussion of the company’s operating revenues and operating income for each segment, see “Results of Operations” in Item 7. For additional information about the segments, see Note P to the financial statements in Item 8.

Electric Operations
Electric Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $21,240 million and $20,366 million at December 31, 2021 and 2020, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $3,658 million and $3,496 million at December 31, 2021 and 2020, respectively, and for its portion of the steam-electric generation facilities, the costs for utility plant, net of accumulated depreciation, were $559 million and $572 million, at December 31, 2021 and 2020, respectively. See "CECONY – Steam Operations – Steam Facilities," below.

Distribution Facilities
CECONY owns 62 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2021, the company’s distribution system had a transformer capacity of 33,413 MVA, with 37,477 miles of overhead distribution lines and 98,806 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States.

20	CON EDISON ANNUAL REPORT 2021

Transmission Facilities
CECONY’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2021, the company owned or jointly owned 569 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 755 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 40 transmission substations and 62 area stations are supplied by circuits operated at 69 kV and above. CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas, Connecticut Light & Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Generating Facilities
CECONY’s electric generating facilities consist of plants located in Manhattan whose primary purpose is to produce steam for the company's steam business. The facilities have an aggregate capacity of 718 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2022 for use in these facilities.

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

	Year Ended December 31,
	2017	2018	2019	2020	2021
Electric Energy Delivered (millions of kWh)
CECONY full service customers	19,227	20,452	20,579	20,544	20,710
Delivery service for retail choice customers	26,136	26,266	24,754	22,000	21,549
Delivery service to NYPA customers and others	9,955	10,119	9,821	9,027	9,069
Total Deliveries in Franchise Area	55,318	56,837	55,154	51,571	51,328
Electric Energy Delivered ($ in millions)
CECONY full service customers	$4,348	$4,706	$4,535	$4,804	$5,299
Delivery service for retail choice customers	2,712	2,624	2,470	2,391	2,613
Delivery service to NYPA customers and others	623	652	644	638	683
Other operating revenues	289	(11)	413	270	211
Total Deliveries in Franchise Area	$7,972	$7,971	$8,062	$8,103	$8,806
Average Revenue per kWh Sold (Cents)
Residential	25.3	26.4	25.3	26.1	27.3
Commercial and industrial	19.7	19.3	18.6	20.2	23.5

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in CECONY’s service area occurs during the summer air conditioning season. CECONY’s 2021 service area actual hourly peak demand was 11,997 MW, which occurred on June 30, 2021. “Design Weather Conditions” for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, Design Weather Conditions do not include these programs’ potential impact. However, the CECONY forecasted hourly peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under Design Weather Conditions, the 2022 service area hourly peak demand will be 12,570 MW. As of January 2022, the company forecasts an average annual increase in hourly electric peak demand in its service area at Design Weather Conditions over the next five years to be approximately 0.4 percent per year, including the effect of certain electric energy efficiency programs and the anticipated phase-out of natural gas in certain new construction buildings, including major renovations, in

CON EDISON ANNUAL REPORT 2021	21

New York City. See “Environmental Matters – Clean Energy Future,” below. The five-year forecast in peak demand is used by the company for electric supply planning purposes.

Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2021 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. The company expects that these resources will again be adequate to meet the requirements of its customers in 2022. The company plans to meet its continuing obligation to supply electricity to its full-service customers through a combination of electricity purchased under contracts, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for electric generating capacity, see Notes I and Q to the financial statements in Item 8. To reduce the volatility of its full-service customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO’s wholesale electricity market.
CECONY owns generating stations in New York City associated primarily with its steam system. The generating stations have a combined electric capacity of approximately 725 MW, based on 2021 summer test ratings. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities,” above.
In general, the Utilities recover their costs of purchasing power for full-service customers, including the cost of hedging purchase prices, pursuant to rate provisions approved by the state public utility regulatory authority having jurisdiction. See “Financial and Commodity Market Risks – Commodity Price Risk” in Item 7 and “Recoverable Energy Costs” in Note A to the financial statements in Item 8.
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
In 2019, the New York State Department of Environmental Conservation issued regulations that may require the retirement or seasonal unavailability of fossil-fueled electric generating units owned by CECONY and others in New York City. Compliance with the rule will impact approximately 1,400 MW of generating units in CECONY's service territory, of which 86 MW is owned by CECONY. In January 2021, CECONY updated its Local Transmission Plan (LTP) to address identified reliability needs on its local system as a result of the regulation through the construction of three transmission projects, the Reliable Clean City (RCC) projects. In addition, CECONY continues to monitor forecasted system voltage performance and will propose solutions in a future LTP update if a need for support persists in the forecast. In April 2021, the NYSPSC approved CECONY’s December 2020 petition to recover $780 million of costs to construct the RCC projects to solve the local reliability needs.

Gas Operations
Gas Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $9,748 million and $8,522 million at December 31, 2021 and 2020, respectively.

Natural gas is delivered by pipeline to CECONY at various points in or near its service territory and is distributed to customers by the company through an estimated 4,350 miles of mains and 377,971 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, NY. The plant can store 1,062 MDt of which a maximum of about 240 MDt can be withdrawn per day. The company has approximately 1,226 MDt of additional natural gas storage capacity available to it at a field in upstate NY, owned and operated by Honeoye Storage Corporation, a corporation 71.2 percent owned by CET Gas and 28.8 percent owned by CECONY.

22	CON EDISON ANNUAL REPORT 2021

Gas Sales and Deliveries
CECONY delivers gas to its full-service customers who purchase gas from the company. The company generally recovers the cost of the gas that it buys and then sells to its full-service customers. It does not make any margin or profit on the gas it sells. The company also delivers gas to its customers who choose to purchase gas from other suppliers (retail choice program). CECONY’s gas delivery revenues are subject to a weather normalization clause and a revenue decoupling mechanism. As a result, its gas delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. CECONY’s gas sales and deliveries for the last five years were:

	Year Ended December 31,
	2017	2018	2019	2020	2021
Gas Delivered (MDt)
Firm sales
Full service	83,005	92,305	87,637	78,515	81,637
Firm transportation of customer-owned gas	71,353	82,472	81,710	76,614	76,765
Total Firm Sales	154,358	174,777	169,347	155,129	158,402
Interruptible sales (a)	7,553	7,351	9,903	8,482	5,927
Total Gas Delivered to CECONY Customers	161,911	182,128	179,250	163,611	164,329
Transportation of customer-owned gas
NYPA	37,033	34,079	39,643	41,577	43,094
Other (mainly generating plants and interruptible transportation)	83,117	93,346	72,712	70,537	67,871
Off-system sales	55	195	12	12	12
Total Sales	282,116	309,748	291,617	275,737	275,306
Gas Delivered ($ in millions)
Firm sales
Full service	$1,136	$1,356	$1,327	$1,229	$1,473
Firm transportation of customer-owned gas	524	595	593	649	704
Total Firm Sales	1,660	1,951	1,920	1,878	2,177
Interruptible sales	35	40	42	27	29
Total Gas Delivered to CECONY Customers	1,695	1,991	1,962	1,905	2,206
Transportation of customer-owned gas
NYPA	2	2	2	2	2
Other (mainly generating plants and interruptible transportation)	56	57	54	55	59
Off-system sales	—	—	—	—	—
Other operating revenues (mainly regulatory amortizations)	148	28	114	74	111
Total Sales	$1,901	$2,078	$2,132	$2,036	$2,378
Average Revenue per Dt Sold
Residential	$15.35	$16.71	$17.33	$18.59	$20.71
General	$10.86	$11.31	$11.55	$10.77	$13.67
(a)Includes 3,816, 3,326, 5,484, 3,510 and 1,920 MDt for 2017, 2018, 2019, 2020 and 2021, respectively, which are also reflected in firm transportation and other.
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Gas Peak Demand
The gas actual peak day demand for firm gas customers in CECONY’s service area occurs during the winter heating season and during the winter of 2021/2022 (through January 31, 2022) occurred on January 29, 2022 when the firm gas customers' demand reached approximately 1,268 MDt. “Design Weather Conditions” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under Design Weather Conditions, the 2022/2023 service area peak day demand for firm gas customers will be 1,701 MDt. The forecasted peak day demand for firm gas customers at design conditions does not include gas used by interruptible gas customers including electric and steam generating stations. As of January 2022, the company forecasts an average annual growth of the gas peak day demand for firm gas customers over the next five years at design conditions to be approximately 1.3 percent in its service area, including the effect of certain gas energy efficiency programs and the anticipated phase-out of natural gas in certain new construction buildings, including major renovations, in New York City. See “Environmental Matters – Clean Energy Future,” below. The five-year forecast in peak demand is used by the company for gas supply planning purposes.

CON EDISON ANNUAL REPORT 2021	23

In March 2019, due to gas supply constraints, CECONY established a temporary moratorium on new applications for firm gas service in most of Westchester County. In July 2020, CECONY filed a gas planning analysis with the NYSPSC that stated the moratorium could be lifted when increased pipeline capacity is achieved upon completion of the Tennessee Gas Pipeline’s East 300 Update Project or peak demand is reduced through efficiency and other demand side reductions to a level that would enable the company to lift the moratorium. Assuming timely regulatory approvals, the Tennessee Gas Pipeline project is expected to be completed by November 2023. CECONY's gas planning analysis also stated that the company is monitoring gas supply constraint in the New York City portion of its service territory.
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
Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $392.8 million in 2021, including $346.7 million for CECONY. See “Contractual Obligations,” below. At December 31, 2021, the contracts were for various terms extending to 2025 for supply and 2043 for transportation and storage. During 2021, CECONY entered into one new transportation and storage contract. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Recoverable Energy Costs” in Note A, Note Q and Note U to the financial statements in Item 8.

Steam Operations
Steam Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for steam facilities, including steam's portion of the steam-electric generation facilities, were $1,924 million and $1,854 million at December 31, 2021 and 2020, respectively. See "CECONY – Electric Operations – Electric Facilities," above.
CECONY generates steam at one steam-electric generating station and four steam-only generating stations and distributes steam to its customers through approximately 105 miles of transmission, distribution and service piping.

Steam Sales and Deliveries
CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2017	2018	2019	2020	2021
Steam Sold (MMlb)
General	490	593	536	445	504
Apartment house	5,754	6,358	5,919	5,131	5,013
Annual power	13,166	14,811	13,340	10,977	11,367
Total Steam Delivered to CECONY Customers	19,410	21,762	19,795	16,553	16,884
Steam Sold ($ in millions)
General	$26	$30	$27	$23	$25
Apartment house	158	174	160	136	137
Annual power	392	441	395	321	340
Other operating revenues	19	(14)	45	28	30
Total Steam Delivered to CECONY Customers	$595	$631	$627	$508	$532
Average Revenue per Mlb Sold	$29.68	$29.64	$29.40	$29.00	$29.73
For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Steam Peak Demand and Capacity
The steam actual hourly peak demand in CECONY’s service area occurs during the winter heating season and during the winter of 2021/2022 (through January 31, 2022) occurred on January 21, 2022 when the actual hourly demand reached approximately 6.9 MMlb per hour. “Design Weather Conditions” for the steam system is a standard

24	CON EDISON ANNUAL REPORT 2021

to which the actual hourly peak demand is adjusted for evaluation and planning purposes. The company’s estimate for the winter of 2022/2023 hourly peak demand of its steam customers is about 8.3 MMlb per hour under Design Weather Conditions. The company forecasts an average annual increase in steam hourly peak demand in its service area at Design Weather Conditions over the next five years to be approximately 0.1 percent.
On December 31, 2021, the steam system was capable of delivering approximately 11.4 MMlb of steam per hour, and CECONY estimates that the system will have the same capability in the 2022/2023 winter.

Steam Supply
30 percent of the steam produced by CECONY in 2021 was supplied by the company’s steam-only generating assets; 50 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 20 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R
Electric Operations
Electric Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $1,178 million and $1,115 million at December 31, 2021 and 2020, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $297 million and $290 million at December 31, 2021 and 2020, respectively.
O&R and RECO own, in whole or in part, transmission and distribution facilities which include 533 circuit miles of transmission lines, 15 transmission substations, 64 distribution substations, 87,564 in-service line transformers, 3,924 pole miles of overhead distribution lines and 2,291 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.

Electric Sales and Deliveries
O&R delivers electricity to its full-service customers who purchase electricity from the company. The company also delivers electricity to its customers who purchase electricity from other suppliers through the company’s retail choice program.
The company charges all customers in its service area for the delivery of electricity. O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. O&R’s NY electric revenues (which accounted for 76 percent of O&R’s electric revenues in 2021) are subject to a revenue decoupling mechanism. As a result, O&R’s NY electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in NJ are not subject to a revenue decoupling mechanism. O&R’s electric sales and deliveries for the last five years were:

	Year Ended December 31,
	2017	2018	2019	2020	2021
Electric Energy Delivered (millions of kWh)
Total deliveries to O&R full service customers	2,435	2,643	2,617	2,712	2,702
Delivery service for retail choice customers	2,976	2,974	2,885	2,622	2,839
Total Deliveries in Franchise Area	5,411	5,617	5,502	5,334	5,541
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$433	$453	$429	$442	$453
Delivery service for retail choice customers	201	201	191	186	223
Other operating revenues	8	(12)	14	1	5
Total Deliveries in Franchise Area	$642	$642	$634	$629	$681
Average Revenue Per kWh Sold (Cents)
Residential	19.8	19.1	18.2	17.8	19.0
Commercial and Industrial	15.0	14.4	13.9	14.2	13.0
For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2021	25

Electric Peak Demand
The electric peak demand in O&R’s service area occurs during the summer air conditioning season. The weather during the summer of 2021 was cooler than design conditions. O&R’s 2021 service area actual hourly peak demand was 1,520 MW, which occurred on June 30, 2021. “Design Weather Conditions” for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, Design Weather Conditions do not include these programs’ potential impact. However, the O&R forecasted hourly peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under Design Weather Conditions, the 2022 service area peak demand will be 1,570 MW. The company forecasts an average annual decrease in hourly electric peak demand in its service area at design conditions over the next five years to be approximately 0.3 percent, including the effect of certain electric energy efficiency programs. The five-year forecast in peak demand is used by the company for electric supply planning purposes.

Electric Supply
The electricity O&R sold to its full-service customers in 2021 was purchased under firm power contracts or through the wholesale electricity market. The company expects that these resources will again be adequate to meet the requirements of its customers in 2022. O&R does not own any electric generating capacity. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts or purchased through the wholesale electricity market. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases. For information about the company’s contracts, see Note Q to the financial statements in Item 8.
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

Gas Operations
Gas Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $725 million and $684 million at December 31, 2021 and 2020, respectively. Natural gas is delivered by pipeline to O&R at various points in or near its service territory and is distributed to customers by the company through an estimated 1,882 miles of mains and 106,574 service lines.

Gas Sales and Deliveries
O&R delivers gas to its full-service customers who purchase gas from the company. O&R generally recovers the cost of the gas that it buys and then sells to its full-service customers. It does not make any margin or profit on the gas it sells. The company also delivers gas to its customers who choose to purchase gas from other suppliers (retail choice program). O&R’s gas delivery revenues are subject to a weather normalization clause and to a revenue decoupling mechanism. As a result, its gas delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s gas sales and deliveries for the last five years were:

26	CON EDISON ANNUAL REPORT 2021

	Year Ended December 31,
	2017	2018	2019	2020	2021
Gas Delivered (MDt)
Firm sales
Full service	10,480	12,050	12,537	11,877	13,998
Firm transportation	9,873	9,950	9,459	8,271	7,584
Total Firm Sales	20,353	22,000	21,996	20,148	21,582
Interruptible sales	3,771	3,746	3,668	3,633	3,821
Total Gas Delivered to O&R Customers	24,124	25,746	25,664	23,781	25,403
Transportation of customer-owned gas
Sales for resale	896	959	914	658	468
Sales to electric generating stations	9	1	4	59	26
Off-system sales	6	15	1	19	81
Total Sales	25,035	26,721	26,583	24,517	25,978

	Year Ended December 31,
	2017	2018	2019	2020	2021
Gas Delivered ($ in millions)
Firm sales
Full service	$139	$166	$161	$141	$190
Firm transportation	74	78	63	62	55
Total Firm Sales	213	244	224	203	245
Interruptible Sales	7	6	6	6	6
Total Gas Delivered to O&R Customers	220	250	230	209	251
Transportation of customer-owned gas
Sales to electric generating stations	—	—	—	—	—
Other operating revenues	12	(1)	29	24	9
Total Sales	$232	$249	$259	$233	$260
Average Revenue Per Dt Sold
Residential	$13.86	$14.22	$13.32	$12.40	$14.09
General	$11.08	$11.80	$10.68	$9.51	$11.24
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Gas Peak Demand
The gas actual peak day demand for firm sales customers in O&R’s service area occurs during the winter heating season and during the winter of 2021/2022 (through January 31, 2022) occurred on January 15, 2022 when the firm sales customers' demand reached approximately 192 MDt. “Design Weather Conditions” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under Design Weather Conditions, the 2022/2023 service area peak day demand for firm sales customers will be 234 MDt. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric generating stations. The company forecasts an average annual growth of the gas peak day demand for firm sales customers over the next five years at design conditions to be approximately 0.1 percent in its service area, including the effect of certain gas energy efficiency programs. The five-year forecast in peak demand is used by the company for gas supply planning purposes.

Gas Supply
O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

CON EDISON ANNUAL REPORT 2021	27

Clean Energy Businesses

The following table provides information about the Clean Energy Businesses' renewable electric projects that are in operation and/or in construction at December 31, 2021. Unless otherwise noted, the projects listed in the table below or the Clean Energy Businesses' equity interest in these projects have been pledged as security for project debt financing.

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual In-Service/Acquisition Date	State	PPA Counterparty
Utility Scale
Solar
PJM assets (c)	73	(b)	2011/2013	NJ/PA	Various
New England assets (c)	24	Various	2011/2017	MA/RI	Various
California Solar	110	25	2012/2013	CA	PG&E
Mesquite Solar 1	165	20	2013	AZ	PG&E
Copper Mountain Solar 2	150	25	2013/2015	NV	PG&E
Copper Mountain Solar 3	255	20	2014/2015	NV	SCPPA
California Solar 2	80	20	2014/2016	CA	SCE/PG&E
Texas Solar 4	40	25	2014	TX	City of San Antonio
Texas Solar 5	100	25	2015	TX	City of San Antonio
Texas Solar 7	112	25	2016	TX	City of San Antonio
California Solar 3	110	20	2016/2017	CA	SCE/PG&E
Upton Solar	158	25	2017	TX	City of Austin
California Solar 4	240	20	2017/2018	CA	SCE
Copper Mountain Solar 1	58	12	2018	NV	PG&E
Copper Mountain Solar 4 (d)	94	20	2018	NV	SCE
Mesquite Solar 2 (d)	100	18	2018	AZ	SCE
Mesquite Solar 3 (d)	150	23	2018	AZ	WAPA (U.S. Navy)
Great Valley Solar (d)	200	17	2018	CA	MCE/SMUD/PG&E/SCE
Water Strider Solar (d)	80	20	2021	VA	VEPCO
Battle Mountain Solar/Battery Energy Storage System (d)	101	25	2021	NV	SPP
Copper Mountain Solar 5 (d)	250	25	2021	NV	NPC
Other (c)	26	Various	Various	Various	Various
Total Solar	2,676
Wind
Broken Bow II	75	25	2014	NE	NPPD
Wind Holdings	180	Various	Various	SD/MT	NWE/Basin Electric
Adams Rose Wind	23	7	2016	MN	Dairyland
Other (c)	42	Various	Various	Various	Various
Total Wind	320
Total MW (AC) in Operation	2,996
Total MW (AC) in Construction (c)	8
Total MW (AC) Utility Scale	3,004
Behind the Meter
Total MW (AC) in Operation (c)	65
Total MW (AC) in Construction (c)	4
Total MW Behind the Meter	69
(a)Represents PPA contractual term or remaining term from the date of acquisition.
(b)Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2025.
(c)Projects have generally not been pledged as security for project debt financing.
(d)Projects are financed with tax equity. See Note S to the financial statements in Item 8.

28	CON EDISON ANNUAL REPORT 2021

Renewable Electric Generation
The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects. In December 2018, the Clean Energy Businesses acquired Sempra Solar Holdings, LLC to expand the company's renewable energy asset portfolio. The Clean Energy Businesses focus their efforts on utility scale renewable electric projects. The output of most of the projects is sold under long-term power purchase agreements (PPA) with utilities and municipalities. The following table shows the generating capacity (MW AC) of the Clean Energy Businesses' utility scale renewable electric projects in operation at the end of the last five years:

Generating Capacity (MW AC)	2017	2018	2019	2020	2021
Renewable electric projects	1,358	2,588	2,628	2,809	3,061

Renewable electric volumes produced by utility scale assets at the end of the last five years were:

	Millions of kWh Produced
	For the Years Ended December 31,
Description	2017	2018	2019	2020	2021
Renewable electric projects
Solar	2,158	2,680	5,506	5,699	6,219
Wind	988	1,074	1,333	1,425	1,300
Total	3,146	3,754	6,839	7,124	7,519

Energy-Related Products and Services
The Clean Energy Businesses provide services to manage the dispatch, fuel requirements and risk management activities for 11,127 MW of generating plants and merchant transmission in the northeastern United States owned by unrelated parties, manage energy supply assets leased from others and provide wholesale hedging and risk management services to renewable electric projects owned by their subsidiaries.

The Clean Energy Businesses also provide energy-efficiency services to government and commercial customers. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies.
For information about the Clean Energy Businesses' results, see "Results of Operations" in Item 7 and Note P to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2021	29

Con Edison Transmission
CET Electric
CET Electric owns a 45.7 percent interest in New York Transco LLC (NY Transco). Affiliates of certain other New York transmission owners own the remaining interests.
NY Transco's Transmission Owner Transmission Solutions (TOTS) projects were approved by the NYSPSC in October 2013. In April 2015, the FERC issued an order granting certain transmission incentives for the NY Transco TOTS projects. In March 2016, the FERC approved a November 2015 settlement agreement that provides, in relation to the TOTS projects described above, a 10 percent return on common equity (which is comprised of 9.5 percent base return on equity plus an additional 50 basis points) and a maximum actual common equity ratio of 53 percent. The revenues for these TOTS projects costs are collected by the NYISO and allocated across NYISO transmission customers in NY State, with 63 percent allocated to load serving entities in the CECONY and O&R service areas.

In December 2015, the NYSPSC issued an order in its competitive proceeding to select AC transmission projects that would relieve transmission congestion between upstate and downstate. The NYSPSC determined that there was a public policy need for new transmission to address congestion and directed the NYISO, under its FERC-approved public policy planning process, to request developers to submit transmission project proposals for two segments of the transmission system. In April 2019, the New York Independent System Operator (NYISO) selected a project that was jointly proposed by National Grid and NY Transco ($600 million estimated cost, excluding certain interconnection costs that are not yet determined) that would increase transmission capacity by 1,850 MW between upstate and downstate when combined with another developer’s project that was also selected by the NYISO. The siting, construction and operation of the projects will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. The NYISO and National Grid/NY Transco entered into an agreement for the development and operation of the project, referred to as the New York Energy Solution (NYES) project, that is scheduled for entry into service by December 2023. In November 2017, FERC approved a settlement agreement with respect to the National Grid/NY Transco project that provides for a 10.65 percent return on common equity (which is comprised of a 9.65 percent base ROE, with 100 basis points added for congestion reduction and a cost containment mechanism applicable to certain capital costs) and a maximum actual common equity ratio of 53 percent. Revenues for the NYES project are collected by the NYISO including 100 percent of construction work-in-progress, and are allocated across NYISO transmission customers in NY State with 84 percent allocated to load serving entities in the CECONY and O&R service areas.

CET Gas
CET Gas, through its subsidiaries, owns a 71.2 percent interest in Honeoye Storage Corporation (Honeoye), a company that operates a gas storage facility in upstate NY and in which CECONY owns the remaining interest. A goodwill impairment loss of $7 million was recorded related to CET Gas’ and CECONY’s investment in Honeoye Storage Corporation for the year ended December 31, 2021, of which $5 million was attributed to CET Gas. See Note K to the financial statements in Item 8.

In addition, CET Gas owns a 10.2 percent interest (that is expected to be reduced to 8.5 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture) in Mountain Valley Pipeline, LLC (MVP). MVP is a joint venture with four other partners to construct and operate a proposed 300-mile gas transmission project in WV and VA. CET Gas recorded pre-tax impairment losses on its interest in MVP of $231 million ($162 million after-tax) and $320 million ($223 million after-tax) for the years ended December 31, 2021 and December 31, 2020, respectively. In May 2021, the operator of the Mountain Valley Pipeline indicated that, subject to receipt of certain authorizations and resolution of certain challenges, it is targeting an in-service date for the project of summer 2022 at an overall project cost of approximately $6,200 million excluding allowance for funds used during construction. See "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8.

During 2021, CET Gas sold its 50 percent interest in Stagecoach Gas Services LLC (Stagecoach), a gas pipeline and storage business located in northern PA and southern NY for $629 million. CET Gas recorded pre-tax impairment losses of $212 million ($147 million after-tax). See "Investments - Partial Impairment of Investment in Stagecoach Gas Services" in Note A and Note W to the financial statements in Item 8.

For information about Con Edison Transmission's results, see "Results of Operations" in Item 7 and Note P to the financial statements in Item 8.

30	CON EDISON ANNUAL REPORT 2021

Capital Requirements and Resources
Capital Requirements
The following table contains the Companies’ capital requirements for the years 2019 through 2021 and their current estimate of amounts for 2022 through 2024:

	Actual			Estimate
(Millions of Dollars)	2019	2020	2021	2022	2023	2024
CECONY (a)(b)
Electric	$1,851	$2,080	$2,189	$2,585	$3,473	$3,669
Gas	1,078	1,044	1,126	1,192	1,173	1,187
Steam	91	122	103	116	116	101
Sub-total	3,020	3,246	3,418	3,893	4,762	4,957
O&R
Electric	142	159	147	164	177	172
Gas	61	61	70	77	76	74
Sub-total	203	220	217	241	253	246
Con Edison Transmission
CET Electric	8	2	30	72	42	10
CET Gas	197	1	1	1	—	—
Sub-total	205	3	31	73	42	10
Clean Energy Businesses (c)	248	616	298	400	400	400
Total capital investments	3,676	4,085	3,964	4,607	5,457	5,613
Retirement of long-term securities
Con Edison – parent company	553	3	1,178	293	650	—
CECONY	475	350	640	—	—	250
O&R	62	—	—	—	—	—
Clean Energy Businesses	105	165	141	147	319	143
Total retirement of long-term securities	1,195	518	1,959	440	969	393
Total capital requirements	$4,871	$4,603	$5,923	$5,047	$6,426	$6,006
(a)CECONY’s capital investments for environmental protection facilities and related studies were $507 million, $491 million and $731 million in 2019, 2020 and 2021, respectively, and are estimated to be $670 million in 2022.
(b)Amounts shown do not include amounts for the energy efficiency, demand reduction and combined heat and power programs.
(c)Estimates shown for 2022, 2023 and 2024 do not include the impact, if any, that may result from Con Edison’s evaluation of strategic alternatives with respect to the Clean Energy Businesses. See "Clean Energy Businesses" in Item 1.

The Utilities have an ongoing need to make substantial capital investments primarily to maintain the safety, reliability and resilience of their electric, gas and steam delivery systems. Their estimated construction expenditures also reflect programs that will give customers greater control over their energy usage and bills, help integrate customers' new clean energy technologies into the Utilities’ electric delivery systems, and invest in efforts that will mitigate and adapt to the impact of climate change.

Estimated capital investments for Con Edison Transmission primarily reflect planned investments in electric transmission projects. Estimated capital investments for the Clean Energy Businesses primarily reflect planned investments in renewable electric projects. Actual capital investments for Con Edison Transmission and the Clean Energy Businesses could increase or decrease significantly from the amounts estimated depending on opportunities.

Contractual Obligations
The following table summarizes the Companies’ material obligations at December 31, 2021 to make payments pursuant to contracts. Long-term debt, capital lease obligations and other noncurrent liabilities are included on their balance sheets. Operating leases and electricity purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

CON EDISON ANNUAL REPORT 2021	31

	Payments Due by Period
(Millions of Dollars)	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization)
CECONY	$18,575	—	$250	$250	$18,075
O&R	975	—	—	—	975
Clean Energy Businesses	2,777	147	462	457	1,711
Parent	943	293	650	—	—
Interest on long-term debt (a)	19,017	936	1,818	1,773	14,490
Total long-term debt, including interest	42,287	1,376	3,180	2,480	35,251
Finance lease obligations (Note J)
CECONY	1	—	1	—	—
O&R	1	—	—	—	1
Total capital lease obligations	2	—	1	—	1
Operating leases (Note J)
CECONY	691	60	118	119	394
O&R	1	1	—	—	—
Clean Energy Businesses	574	20	36	35	483
Total operating leases	1,266	81	154	154	877
Purchase obligations
Electricity power purchase agreements – Utilities (Note I)
CECONY
Energy	1,718	116	217	213	1,172
Capacity (b)	802	124	133	111	434
Total CECONY	2,520	240	350	324	1,606
O&R
Energy and Capacity (b)	94	61	33	—	—
Total electricity and power purchase agreements – Utilities	2,614	301	383	324	1,606
Natural gas supply, transportation, and storage contracts – Utilities (c)
CECONY
Natural gas supply	322	270	52	—	—
Transportation and storage	4,308	385	755	566	2,602
Total CECONY	4,630	655	807	566	2,602
O&R
Natural gas supply	38	30	8	—	—
Transportation and storage	648	57	112	84	395
Total O&R	686	87	120	84	395
Total natural gas supply, transportation and storage contracts	5,316	742	927	650	2,997
Other purchase obligations
CECONY (d)	3,909	1,077	685	1,673	474
O&R (d)	146	82	13	6	45
Clean Energy Businesses (e)	228	176	34	10	8
Total other purchase obligations	4,283	1,335	732	1,689	527
Total	$55,768	$3,835	$5,377	$5,297	$41,259
(a)Includes interest on variable rate debt calculated at rates in effect at December 31, 2021.
(b)Included in these amounts is the cost of minimum quantities of energy that the Utilities are obligated to purchase at both fixed and variable prices.
(c)Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.
(d)Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing system as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. Long-term Purchase Obligations, which comprises $3,379 million of "Other Purchase Obligations," were derived from the Utilities' purchasing system by using a method that identifies the remaining purchase obligations. The Utilities believe that unreasonable effort and expense would be involved to enable them to report their “Other Purchase Obligations” in a different manner.
(e)Amounts represent commitments by the Clean Energy Businesses to purchase minimum quantities of electric energy and capacity, renewable energy certificates, natural gas, natural gas pipeline capacity, energy efficiency services and construction services. The Clean Energy Businesses have also entered into power purchase agreements for the sale of power from their renewable electric projects, provisions of which provide for penalties to be paid by the Clean Energy Businesses in the event certain minimum production quantities are

32	CON EDISON ANNUAL REPORT 2021

not met. The future minimum production quantities and the amount of the penalties, if any, are not estimable and are not included in the amounts shown on the table.

The Companies’ commitments to make payments in addition to these contractual commitments include their other liabilities reflected on their balance sheets, any funding obligations for their pension and other postretirement benefit plans, financial hedging activities, their collective bargaining agreements and Con Edison’s and the Clean Energy Business' guarantees of certain obligations. See Notes E, F, Q and “Guarantees” in Note H to the financial statements in Item 8.
Capital Resources
Con Edison is a holding company that operates only through its subsidiaries and has no material assets other than its interests in its subsidiaries. Con Edison finances its capital requirements primarily through internally-generated funds, the sale of its common shares or external borrowings. Con Edison’s ability to make payments on external borrowings and dividends on its common shares depends on receipt of dividends from its subsidiaries, proceeds from the sale of additional common shares or its interests in its subsidiaries or additional external borrowings. See "Con Edison's Ability To Pay Dividends Or Interest Depends On Dividends From Its Subsidiaries" in Item 1A and Note U to the financial statements in Item 8.
For information about restrictions on the payment of dividends by the Utilities and significant debt covenants, see Note C to the financial statements in Item 8.
For information on the Companies’ commercial paper program and revolving credit agreements with banks, see Note D to the financial statements in Item 8.
The Companies require access to the capital markets to fund capital requirements that are substantially in excess of available internally-generated funds. See “Capital Requirements,” above and "The Companies Require Access To Capital Markets to Satisfy Funding Requirements” in Item 1A. Each of the Companies believes that it will continue to be able to access capital, although capital market conditions may affect the timing and cost of the Companies’ financing activities. The Companies monitor the availability and costs of various forms of capital, and will seek to issue Con Edison common shares and other securities when it is necessary or advantageous to do so. See “Coronavirus Disease 2019 (COVID-19) Impacts – Liquidity and Financing” in Item 7. For information about the Companies’ long-term debt and short-term borrowing, see Notes C and D to the financial statements in Item 8.

The Utilities finance their operations, capital requirements and payment of dividends to Con Edison from internally-generated funds, contributions of equity capital from Con Edison, if any, and external borrowings. See "Liquidity and Capital Resources" in Item 7.
Con Edison plans to meet its capital requirements for 2022 through 2024, through internally-generated funds and the issuance of long-term debt and common equity. See “Capital Requirements and Resources - Capital Requirements," in Item 1. The company's plans include the issuance of between $800 million and $1,400 million of long-term debt, primarily at the Utilities, in 2022 and approximately $2,500 million in aggregate of long-term debt, including for maturing securities, primarily at the Utilities, during 2023 and 2024. The planned debt issuance is in addition to the issuance of long-term debt secured by the Clean Energy Businesses’ renewable electric projects. The company's plans also include the issuance of up to $850 million of common equity in 2022 and approximately $750 million in aggregate of common equity during 2023 and 2024, in addition to common equity under its dividend reinvestment, employee stock purchase and long-term incentive plans. Con Edison’s financing plans do not include the impact, if any, that may result from its evaluation of strategic alternatives with respect to the Clean Energy Businesses. See "Clean Energy Businesses" in Item 1.

In 2021, the NYSPSC authorized CECONY, through 2025, to issue up to $4,025 million of debt securities ($750 million of which the company had issued as of December 31, 2021). In 2020, the NYSPSC authorized O&R, through 2023, to issue up to $165 million of debt securities ($150 million of which the company had issued as of December 31, 2021). The NYSPSC also authorized CECONY and O&R for such periods to issue debt securities to refund existing debt securities of up to $2,500 million and $125 million, respectively. As of December 31, 2021, the Utilities had not refunded any securities pursuant to these authorizations. In January 2022, O&R filed a petition with the NYSPSC for authorization to issue up to $285 million of debt securities prior to December 31, 2025.

The Clean Energy Businesses have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. See Con Edison's Consolidated Statement of Capitalization in Item 8 and Note Q to the financial statements in Item 8.

Con Edison Transmission has financed its operations and capital requirements primarily with capital contributions and borrowings from Con Edison and internally-generated funds. See "Liquidity and Capital Resources" in Item 7.

CON EDISON ANNUAL REPORT 2021	33

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2017	2018	2019	2020	2021
Con Edison	51.1	49.0	49.6	48.3	47.4
CECONY	50.8	48.6	49.2	47.9	47.0
The credit ratings assigned by Moody’s, S&P and Fitch to the senior unsecured debt and commercial paper of Con Edison, CECONY and O&R are as follows:

	Moody's	S&P	Fitch
Con Edison
Senior Unsecured Debt	Baa2	BBB+	BBB+
Commercial Paper	P-2	A-2	F2
CECONY
Senior Unsecured Debt	Baa1	A-	A-
Commercial Paper	P-2	A-2	F2
O&R
Senior Unsecured Debt	Baa2	A-	A-
Commercial Paper	P-2	A-2	F2

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
In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rates (LIBOR). LIBOR’s administrator ceased publishing one-week and two-month U.S. Dollar LIBOR immediately after the LIBOR publication on December 31, 2021, and is scheduled to cease publication of the remaining U.S. Dollar LIBOR tenors immediately after the publication on June 30, 2023.The Companies have been and are continuing to monitor LIBOR-related market, regulatory and accounting developments. The Companies’ material contracts that reference LIBOR and currently extend beyond 2021 include their $2,250 million credit agreement (see Note D to the financial statements in Item 8). Pursuant to the credit agreement, the Companies may borrow at interest rates determined with reference to a prime rate, the federal funds rate or LIBOR. The credit agreement may be amended by the Companies and the administrative agent to provide for a LIBOR successor rate unless a majority of the lenders do not accept the amendment. In addition, the Clean Energy Businesses have $1,153 million of variable rate project debt that reference LIBOR and currently extends beyond 2021 and that allows for an alternate reference rate and associated interest rate swaps with a notional amount of $1,031 million (see Note Q to the financial statements in Item 8). Con Edison expects that the Clean Energy Businesses will be able to agree with project lenders and swap counterparties on the use of an alternate reference rate as needed. The Companies do not expect that a discontinuation of LIBOR would have a material impact on their financial position, results of operations or liquidity.

34	CON EDISON ANNUAL REPORT 2021

Environmental Matters

Clean Energy Future
Clean Energy Goals
In 2019, New York State enacted the Climate Leadership and Community Protection Act (CLCPA) that established a goal of 70 percent of the electricity procured by load serving entities regulated by the NYSPSC to be produced by renewable energy systems by 2030 and requires the statewide electrical demand system to have zero emissions by 2040. The law also codified state targets for energy efficiency (end-use energy savings of 185 trillion British thermal units below 2025 energy-use forecast), offshore wind (9,000 megawatts (MW) by 2035), solar (6,000 MW by 2025) and energy storage (3,000 MW by 2030). In addition, the law established a climate action council to recommend measures to attain the law’s greenhouse gases (GHG) limits, including measures to reduce emissions by displacing fossil-fuel fired electricity with renewable electricity or by implementing energy efficiency measures. The climate action council released draft recommendations in December 2021 for public comment due in May 2022. The law also requires the consideration of electric transportation and electric heating to achieve its goals. As required by the law, the NYSDEC adopted regulations establishing statewide GHG emissions limits that are 60 percent of 1990 emissions levels by 2030 and 15 percent of 1990 emissions by 2050. The Utilities are unable to predict the impact on them of the implementation of this law.

In October 2020, the NYSPSC, in response to the CLCPA, modified its clean energy standard to establish a new renewable energy credits (RECs) program to support increased renewable energy availability in New York City for which the costs would be borne by load serving entities across New York State on a volumetric basis. CECONY and O&R have been required to obtain RECs and zero-emissions credits (ZECs) for their full service customers since 2017. Load serving entities may satisfy their REC obligation by either purchasing RECs acquired through central procurement by the New York State Energy Research and Development Authority (NYSERDA), by self-supply through direct purchase of tradable RECs, or by making alternative compliance payments. Load serving entities purchase ZECs which are only available from NYSERDA at prices determined by the NYSPSC.

Prior to enactment of the CLCPA and its expansion of offshore wind goals, in July 2018, the NYSPSC established a goal of 2,400 MW of new offshore wind facilities by 2030. As a result of this goal, load-serving entities, such as CECONY and O&R, will be required to purchase offshore wind renewable energy credits (ORECs) from NYSERDA beginning in 2025 when projects are expected to begin operation. In October 2019, NYSERDA entered into a 25-year power purchase agreement (PPA) with Equinor Wind US LLC for its 816 MW Empire Wind Project, and a 25-year PPA with Sunrise Wind LLC for its 880 MW Sunrise Wind Project. In January 2022, NYSERDA expanded its contract with Empire Wind Project to 1,260 MW and awarded another contract to Equinor Wind US LLC for its 1,230 MW Beacon Wind Project.

In August 2019, following the enactment of the CLCPA, the NYSPSC initiated a proceeding to “reconcile resource adequacy programs with New York State’s renewable energy and environmental emission reduction goals.” See “New York Independent System Operator (NYISO),” above and “Climate Change,” below. In May 2020, the NYSPSC initiated a proceeding implementing the Accelerated Renewable Energy Growth and Community Benefit Act to align New York State’s electric system with CLCPA goals. In November 2020, NY’s investor-owned utilities (including the Utilities) and LIPA filed a comprehensive report in this proceeding, identifying proactive local transmission and distribution investments in their systems to facilitate achieving the goals of the CLCPA and setting out policy recommendations for how they will identify, prioritize and allocate costs of these and future such projects going forward. CECONY and O&R have identified approximately $4,500 million and $400 million, respectively, in local transmission investment. In January 2022, the NYSPSC issued its order on power grid study recommendations that authorizes CECONY to file a comprehensive petition addressing a proposed “Con Edison Hub” in Brooklyn, NY that could accommodate at least 3,000 MW of offshore wind generation.

Federal and local municipal laws and agencies also regulate emissions levels and impact the CLCPA’s decarbonization pathways. In 2015, the United States Environmental Protection Agency (EPA) issued its Clean Power Plan, which was repealed by the EPA in June 2019 before it could go into effect when the EPA issued its Affordable Clean Energy (ACE) rule. The ACE rule established guidelines for states to use when developing plans to limit carbon dioxide emissions at coal-fired power plants and included implementing regulations for future existing-source rules under a restrictive interpretation of the Clean Air Act. In September 2019, Con Edison, as part of a coalition of public and private electric utilities, filed a petition in the United States Court of Appeals for the District of Columbia Circuit to challenge the ACE rule and the repeal of the Clean Power Plan. The ACE rule could have had potential cost implications for utilities because it would have had the effect of limiting utilities' flexibility to use measures that would have been permitted under the Clean Power Plan, such as emissions trading and averaging to cost-effectively meet emissions limits. The ACE rule could have also adversely impacted initiatives to develop renewable energy sources and promote the use of electric vehicles. In January 2021, the Court of Appeals vacated and remanded the ACE rule to the EPA on the grounds that the ACE Rule was based on a critically mistaken reading of the Clean Air Act. In its ruling, the court adopted the argument advanced by the utilities'

CON EDISON ANNUAL REPORT 2021	35

coalition that the Clean Air Act did not foreclose EPA flexibility to consider other measures, such as emissions trading, to reduce carbon dioxide emissions. In January 2022, Con Edison, as part of a coalition of public and private electric utilities, filed a brief with the U.S. Supreme Court asking it not to adopt the restrictive statutory reading of the Clean Air Act that was rejected by the Court of Appeals and had been the legal underpinning of the ACE rule.

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

In December 2021, New York City enacted Local Law 154. The law prohibits submitting permits for certain new construction buildings, including major renovations, for buildings that use oil, natural gas and some low carbon fuels beginning in 2024 for affected buildings with less than seven stories and beginning in 2027 for all other affected buildings. The law includes exceptions for buildings used for electric or steam generation, commercial kitchens, manufacturing, laundromats, and hospitals and the Department of Buildings may create additional exceptions.

Energy Efficiency, Electric Vehicles and Energy Storage
In January 2020, the NYSPSC issued an order directing energy efficiency targets and budgets for NY utilities. The order approved $2,000 million statewide for electric and gas energy efficiency programs and heat pump budgets, and associated targets, for the years 2021 through 2025 to meet the NYSPSC’s goal of reducing electric use by 3 percent annually and gas use by 1.3 percent annually by 2025. The order authorized budgets for the years 2021 through 2025 for: electric energy efficiency programs of $593 million and $13 million for CECONY and O&R, respectively; gas energy efficiency programs of $235 million and $12 million for CECONY and O&R, respectively; and heat pump programs of $227 million and $15 million for CECONY and O&R, respectively. CECONY’s current electric and gas rate plans allow it to recover the costs of energy efficiency expenditures, including a full rate of return, in rates from customers. Previously, CECONY recovered the costs of its energy efficiency programs from its customers primarily through energy efficiency tracker surcharge mechanisms approved by the NYSPSC. CECONY billed customers approximately $100 million annually between 2016 and 2019, through these mechanisms. Pursuant to CECONY's previous electric rate plan, the company supplemented its energy efficiency transition implementation plan with new energy efficiency, electric vehicle and system peak reduction programs, at a total cost of $177 million from 2017 through 2019, that has been reflected in base rates. See Note B to the financial statements in Item 8.

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

In December 2018, the NYSPSC issued an order establishing an energy storage goal of up to 3,000 MW of energy storage by 2030 with an interim objective of 1,500 MW by 2025. The order also required CECONY to file an implementation plan for a competitive procurement process to deploy 300 MW of energy storage while O&R and the other NY electric utilities must plan to deploy 10 MW each. CECONY and O&R filed their implementation plans in February 2019. In December 2020, CECONY entered into a contract with a storage developer for energy storage services to provide power capacity of up to 100 MW. The Utilities expect to recover the cost of energy storage services, including a full rate of return, in rates from customers.

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

36	CON EDISON ANNUAL REPORT 2021

The NYSPSC is directing development by NY electric utilities of a distributed system platform to manage and coordinate DER in their service areas under NYSPSC regulation and to provide customers, together with third parties, with data and tools to better manage their energy use. Regarding the latter, CECONY and O&R are working with other NY electric utilities and NYSERDA to respond to the NYSPSC’s order to implement a data access framework and Integrated Energy Data Resources to share energy-related information. The Utilities are also working with the other utilities to enhance the NYSPSC’s Utility Energy Registry hosted by NYSERDA that provides public access to aggregated community energy usage data from the utilities. The NYSPSC has required the Utilities to file distributed system implementation plans and ordered the Utilities to develop demonstration projects to inform distributed system platform business models. Through December 31, 2021, the NYSPSC staff has approved one joint CECONY-O&R, seven CECONY and three O&R demonstration projects.

The NYSPSC approved CECONY’s advanced metering infrastructure (AMI) installation plan for its electric and gas delivery businesses, subject to a cap on capital expenditures of $1,285 million. AMI components such as smart meters, a communication network, information technology systems and business applications, will facilitate REV initiatives. The plan provides for full deployment of AMI to CECONY’s customers by 2022. The NYSPSC also authorized O&R to expend $98.5 million to install AMI for its NY customers, which work was complete as of December 31, 2020.

The NYSPSC began to change compensation for DER and phase out net energy metering (NEM) in 2015. In NY, NEM compensates kilowatt-hours exported to the electric distribution system at the full-service rate for production, delivery, taxes and fees. NYSPSC’s policy is to phase in changes to limit annual bill increases to two percent, reducing the impact of this policy on non-participating residential customers that would have occurred under NEM, but the NYSPSC have permitted exceptions to this policy.

Climate Change
As indicated by the Intergovernmental Panel on Climate Change, emissions of greenhouse gases (GHG), including carbon dioxide, are very likely changing the world’s climate.
Climate change could affect customer demand for the Companies’ energy services. It might also cause physical damage to the Companies’ facilities and disruption of their operations due to more frequent and more extreme weather. In August 2020, Tropical Storm Isaias caused significant damage to the Utilities’ electric distribution systems and interrupted service to approximately 530,000 of the Utilities’ customers and caused the second-largest power outage in the Utilities’ history (Superstorm Sandy interrupted service to 1.4 million of the Utilities’ customers’ in October 2012) and resulted in the Utilities incurring substantial response and restoration costs. After Superstorm Sandy, CECONY invested $1,000 million in its infrastructure in order to improve its resilience against storms. In December 2019, CECONY completed a study of climate change vulnerability. The study evaluated present-day infrastructure, design specifications and procedures under a range of potential climate futures. The study identified sea level rise, coastal storm surge, inland flooding from intense rainfall, hurricane-strength winds and extreme heat to be CECONY’s most significant climate-driven risks to its electric, gas and steam systems. The study estimated that CECONY might need to invest between $1,800 million and $5,200 million by 2050 on targeted programs in order to adapt to potential impacts from climate change. During 2020, CECONY further evaluated its future climate change adaptation strategies and developed a climate change implementation plan that it filed with the NYSPSC in December 2020. The climate change implementation plan explains how CECONY will incorporate climate change projections for heat, precipitation, and sea level rise from the 2019 Climate Change Vulnerability Study into its operations to mitigate climate change risks to its assets and operations and establishes an ongoing process to reflect the latest science in the company’s planning. With respect to governance, CECONY adopted a climate change planning and design guideline, created an executive committee to oversee implementation of the plan, and established a climate risk and resilience team to execute the day-to-day activities required by the plan.
Based on the most recent data (2019) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its direct GHG emissions constitute less than 0.1 percent of the nation’s GHG emissions. Transportation is the largest source of GHG emissions in NY State. Con Edison’s estimated emissions of GHG during the past five years were:

(Metric tons, in millions (a))	2017	2018	2019	2020	2021
CO2 equivalent emissions	3.0	3.1	2.9	2.7	2.8
(a)Estimated emissions for 2021 are based on preliminary data and are subject to third-party verification.
Con Edison’s more than 50 percent decrease in direct GHG emissions (carbon dioxide, methane and sulfur hexafluoride) from the 2005 baseline (6.0 million metric tons) reflects the emission reductions resulting from equipment and repair projects, reduced steam demand, the increased use of natural gas in lieu of fuel oil at

CON EDISON ANNUAL REPORT 2021	37

CECONY’s steam production facilities as well as projects to reduce sulfur hexafluoride emissions and to replace leak-prone gas distribution pipes.
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

In 2021, NYSERDA and the New York State Department of Environmental Conservation (NYSDEC) published the 2021 Statewide GHG Emissions Report, which reported that emissions from electricity generated in-state decreased 65 percent between 1990 and 2019 due, in part, to the decrease in the burning of coal and petroleum products in the electricity generation sector in NY and the increase in renewables generation in NY.
In January 2016, the NYSPSC approved a 10-year $5,300 million clean energy fund to be managed by NYSERDA under the NYSPSC's supervision. The clean energy fund has four portfolios: market development; innovation and research; NY Green Bank and NY Sun. The Utilities collect all clean energy fund surcharges through the system benefit charge (including previously authorized RPS, EEPS, Technology and Market Development collections and incremental clean energy fund collections to be collected from electric customers only). The Utilities billed customers clean energy fund surcharges of $224 million, $212 million and $305 million in 2021, 2020, and 2019 respectively. For information about NYSPSC proceedings considering renewable generation see “Clean Energy Future," above.

CECONY is subject to carbon dioxide emissions regulations established by NY State under the Regional Greenhouse Gas Initiative (RGGI) due to its ownership of electric generation assets. The initiative, a cooperative effort by Northeastern and Mid-Atlantic states, established a decreasing cap on carbon dioxide emissions resulting from the generation of electricity. Under RGGI, affected electric generators are required to obtain emission allowances to cover their carbon dioxide emissions, available primarily through auctions administered by participating states or a secondary market. Due to changes in the New York State CO2 Budget Trading Program, for the fifth RGGI control period (2021 - 2023) two additional CECONY generation units were added to the RGGI program. However, since the affected units are used only for peaking generation and when needed to restore power to the electric grid, the incremental allowances that will need to be purchased are not expected to materially impact the company’s RGGI obligations. CECONY will purchase RGGI allowances for the fifth control period based on anticipated emissions, which are expected to be similar to past compliance periods.

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

Con Edison has adopted a clean energy commitment to further implement its sustainability strategy. The company’s clean energy commitment seeks to:

38	CON EDISON ANNUAL REPORT 2021

•Build a resilient, 22nd century electric grid that delivers 100% clean energy by 2040;
•Empower the Companies’ customers to meet their climate goals by accelerating energy efficiency with deep retrofits, aiming to electrify most building heating systems in the service territories by 2050, and providing all-in support for electric vehicles across the service territories;
•Reimagine the Utilities’ gas systems by aiming to decarbonize and reduce the use of fossil natural gas, and exploring new ways to use the Utilities’ existing, resilient gas infrastructure to serve customers’ future needs;
•Lead in reducing the Companies’ carbon footprint by aiming for net-zero direct emissions from sources owned or controlled by the Companies (Scope 1) by 2040 and focusing on decarbonizing CECONY’s steam system and other operations of the Utilities: and
•Partner with the Companies’ stakeholders to improve the quality of life of the neighborhoods the Companies serve and live in, focusing on disadvantaged communities.

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
Coal tar or other MGP-related contaminants have been detected at the remaining 36 sites. Remedial actions have been completed at all or portions of 14 sites and the NYSDEC has issued NFA letters for these sites. In addition, remedial actions have been completed by property owners at all or portions of four sites under the NYS Brownfield Cleanup Program and Certificates of Completion have been issued by the NYSDEC for these sites. Remedial design, planning or action is ongoing for the remaining sites or portions of sites; however, the information as to the extent of contamination and scope of the remediation likely to be required for many of these sites is incomplete. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites (other than the Astoria site, which is discussed below) could range from $630 million to $2,390 million.
Astoria Site
CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property owned by it in the Astoria section of Queens, NY. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil, the manufacture and storage of liquefied natural gas and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to remediate the contamination. The company’s investigations are ongoing. The company has submitted reports to the NYSDEC and the New York State Department of Health and in the future will be submitting additional reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property could range from $175 million to $582 million.
Gowanus Canal
In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent to or near the 1.8 mile Gowanus Canal in

CON EDISON ANNUAL REPORT 2021	39

Brooklyn, NY. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses and parking lots. The canal is near several residential neighborhoods. In September 2013, the EPA issued its record of decision for the site. The EPA concluded that there was significant contamination at the site, including polycyclic aromatic hydrocarbons, polychlorinated biphenyls (PCBs), pesticides, metals and volatile organic compounds. The EPA selected a remedy for the site that includes dredging and disposal of some contaminated sediments and stabilization and capping of contamination that will not be removed. The EPA estimated the cost of the selected remedy to be $506 million (and has indicated the actual cost could be significantly higher). The EPA has identified 39 potentially responsible parties (PRPs) with respect to the site, including CECONY (which the EPA indicated has facilities that may be a source of PCBs at the site). The EPA ordered the PRPs, including CECONY, to coordinate and cooperate with each other to perform and/or fund the remedial design for the selected remedy, which current estimates indicate could cost approximately $112 million. CECONY is funding its allocated share of the remedial design costs along with the other PRPs. In April 2019, the EPA issued an order that requires the PRPs, including CECONY, to: (1) design and perform bulkhead structural support work, including associated access dredging, along certain portions of the upper reaches of the canal, and (2) complete the design work for bulkhead structural support along certain portions of the middle part of the canal. The PRPs and CECONY are coordinating the implementation of this order. In January 2020, the EPA issued an order that requires six PRPs, including CECONY, to initiate the remedial action work in the upper reaches of the canal following the completion of the bulkhead upgrades. The EPA estimated that this work would cost approximately $125 million, although actual costs may be significantly higher, and require about 30 months to complete. In November 2020, the PRPs began implementation of the work required under this order. Cleanup in other areas of the canal is not addressed by this order. In addition, other Federal agencies and the NYSDEC have previously notified the PRPs of their intent to perform a natural resource damage assessment for the site. CECONY is unable to estimate its exposure to liability for the Gowanus Canal site.

Newtown Creek
In June 2017, CECONY received a notice of potential liability from the EPA with respect to the Newtown Creek site that was listed in 2010 on the EPA’s National Priorities List of Superfund sites. The EPA has identified 20 potentially responsible parties (PRPs) with respect to the site, including CECONY, and has indicated that it will notify the company as additional PRPs are identified and notified by the EPA. Newtown Creek and its tributaries (collectively, Newtown Creek) form a 3.8 mile border between Brooklyn and Queens, NY. Currently, the predominant land use around Newtown Creek includes industrial, petroleum, recycling, manufacturing and distribution facilities and warehouses. Other uses include trucking, concrete manufacture, transportation infrastructure and a wastewater treatment plant. Newtown Creek is near several residential neighborhoods. Six PRPs, not including CECONY, pursuant to an administrative settlement agreement and order on consent the EPA issued to them in 2011, have been performing a remedial investigation of the site. The EPA indicated that sampling events have shown the sediments in Newtown Creek to be contaminated with a wide variety of hazardous substances including PCBs, metals, pesticides, polycyclic aromatic hydrocarbons and volatile organic compounds. The EPA also indicated that it has reason to believe that hazardous substances have come to be released from CECONY facilities into Newtown Creek. The current schedule anticipates completion of a feasibility study for the site during 2023 and 2024 and issuance of the EPA's record of decision selecting a remedy for the site thereafter. CECONY is unable to estimate its exposure to liability for the Newtown Creek site.
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

40	CON EDISON ANNUAL REPORT 2021

Site	Location	Start	Court or Agency	% of Total Liability
Cortese Landfill	Narrowsburg, NY	1987	EPA	6.0%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	100.0%
Metal Bank of America	Philadelphia, PA	1987	EPA	1.0%
Global Landfill	Old Bridge, NJ	1988	EPA	0.4%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	0.7%
Pure Earth	Vineland, NJ	2018	EPA	to be determined

Other Environmental Matters
In July 2021, a CECONY feeder failure led to the discharge of thousands of gallons of dielectric fluid from a street manhole in New Rochelle, NY. Dielectric fluid reached nearby streets, properties and the New Rochelle Harbor. CECONY, the U.S. Coast Guard, the NYSDEC and other agencies responded to the incident. The company stopped the feeder leak on the same day that the discharge occurred and has completed the spill recovery operations. In coordination with federal and state regulators, CECONY is evaluating certain shoreline areas for the potential presence of residual dielectric fluid and the extent to which additional cleaning in such areas may be necessary. In addition, the company has received third-party damage claims. The costs associated with this matter are not expected to have a material adverse effect on the company’s financial condition, results of operations or liquidity. In connection with the incident, the company may incur monetary sanctions of more than $0.3 million for violations of certain provisions regulating the discharge of materials into, and for the protection of, the environment.

In 2016, CECONY and another utility responded to a reported dielectric fluid leak at a NJ marina on the Hudson River associated with one or two underwater transmission lines, the NJ portion of which is owned and operated by the other utility and the NY portion of which is owned and operated by CECONY. In 2017, after the marina owner had cleared substantial debris from its collapsed pier and rip rap material that it had previously placed over and in the vicinity of the underwater transmission lines in an attempt to shore up its failing pier, a dielectric fluid leak was found and repaired on one of the underwater transmission lines. In August 2018, the EPA declared the leak response complete. CECONY, the other utility and the marina owner are involved in litigation in federal court regarding response and repair costs, related damages, and the future of the lines. In August 2020, CECONY and the other utility entered into a settlement with the United States, under which the utilities settled the federal government’s claims for outstanding response costs, without admitting fault and while preserving the utilities’ rights to pursue recovery from the marina owner. CECONY expects that, consistent with the cost allocation provisions of its prior arrangements with the other utility for the transmission lines, the response and repair costs incurred by CECONY, the other utility and government agencies, net of any recovery from the marina owner, will be shared by CECONY and the other utility and that CECONY's share is not reasonably likely to have a material adverse effect on its financial position, results of operations or liquidity

O&R
Superfund
The sites at which O&R has been asserted to have liability under Superfund include its manufactured gas sites and the Superfund sites discussed below. There may be additional sites as to which assertions will be made that O&R has liability. For a further discussion of claims and possible claims against O&R under Superfund, see Note G to the financial statements in Item 8.
Manufactured Gas Sites
O&R and its predecessors formerly owned and operated manufactured gas plants at seven sites (O&R MGP Sites) in Orange County and Rockland County, NY. Three of these sites are now owned by parties other than O&R, and have been redeveloped by them for residential, commercial or industrial uses. The NYSDEC is requiring O&R to develop and implement remediation programs for the O&R MGP Sites including any neighboring areas to which contamination may have migrated.
O&R has completed remedial investigations and has received the NYSDEC’s decision regarding the remedial work to be performed at all seven of its MGP sites. Of the seven sites, O&R has completed remediation at four sites. Remedial construction was conducted on a portion of one of the remaining sites in 2019 and remedial design is ongoing for the other remaining sites. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites could range from $90 million to $141 million.

CON EDISON ANNUAL REPORT 2021	41

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
The EPA's Transport Rule (also referred to as the Cross-State Air Pollution Rule), which was implemented in January 2015, established a new cap-and-trade program requiring further reductions in air emissions than the Clean Air Intrastate Rule (CAIR) that it replaced. Under the Transport Rule, utilities are to be allocated emissions allowances and may sell the allowances or buy additional allowances. CECONY requested and received NYSPSC approval to change the provisions under which the company recovers its purchased power costs to provide for costs incurred to purchase emissions allowances and revenues received from the sale of allowances. In 2021, the EPA finalized changes to the Transport Rule in response to a court decision. The revised Transport Rule reduced the number of allowances allocated to CECONY and required the company to purchase allowances to offset the decreased allocation. CECONY complied with the Transport Rule in 2021 and expects to comply with the rule in 2022.

The NYSDEC issued regulations in 2019 that limit nitrous oxides (NOx) emissions during the ozone season from May through September and affect older peaking units that are generally located downstate and needed during

42	CON EDISON ANNUAL REPORT 2021

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
Human Capital
Con Edison is committed to attracting, developing, and retaining a talented, diverse workforce. It values and supports a wide range of employee needs and interests. The company’s skilled and experienced workforce enables the company to maintain best-in-class reliability and progress towards achieving a clean energy future. Human capital measures focus on employee safety, hiring the right talent, employee development and retention, diversity and inclusion and protecting employees during the COVID-19 pandemic.

On December 31, 2021, Con Edison and its subsidiaries had 13,871 employees, based entirely in the United States including 12,325 at CECONY; 1,085 at O&R, 453 at the Clean Energy Businesses and 8 at Con Edison Transmission. Of the total CECONY and O&R employees, 7,030 and 554 employees, respectively, were represented by a collective bargaining unit. The collective bargaining agreement covering most of the CECONY employees expires in June 2024. Agreements covering other CECONY employees and O&R employees expire in June 2025 and May 2023, respectively.

Con Edison measures the voluntary attrition rate of its employees in assessing the company’s overall human capital. The company has a low annual turnover rate of approximately 6.4 percent, 42 percent of which is attributed to retirements. The average length of service is 14.9 years. Con Edison strives to have a diverse and inclusive workforce. A comprehensive diversity and inclusion strategy underlies the corporate culture; informing how its employees engage with one another, and setting the foundation for a respectful and inclusive environment. On December 31, 2021, women represented 21.9 percent of the total workforce and people of color represented 49.7 percent of the workforce, with ethnicity breaking down as follows: 50.3 percent White, 20.8 percent Black, 18.4 percent Hispanic, 9.1 percent Asian and 1.4 percent other.

In managing the business, the company emphasizes a strong safety culture. Continuous focus on safety while performing work is paramount, and leaders and managers are committed to implementing programs and practices that promote the right knowledge, skills, and attitudes to undertake the responsibilities of safety, including required training for both field and office employees. To that end, the company has a dedicated facility, the Learning Center, that offers classes to employees covering technical courses, skills enhancement, safety, and leadership development. During 2021, employees spent over 500,000 hours in instructor-led, leadership and skill-based training. Further, the company maintains a career development and succession planning program that is committed to helping employees grow their careers, talents, skills and abilities. In addition to their daily job functions, employees of the Utilities are assigned to and trained for a position for emergency response that is mobilized in the event of a weather event or emergency.

As a result of the COVID-19 pandemic, 52 percent of the total workforce was working remotely as of December 31, 2021. The viability of a mobile workforce was made possible by digital software and smart device capabilities that helped employees to collaborate with each other and remain productive while complying with health requirements. Even as the company continues to respond to the pandemic, the entire CECONY and O&R workforce is available in the event of an emergency that requires on-site presence. During 2021, Con Edison and its subsidiaries managed their operations and resources while avoiding lay-offs and furloughs and continued to recruit, interview, and hire internal and external applicants to fill open positions.

CON EDISON ANNUAL REPORT 2021	43

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
Regulatory/Compliance Risks:
The Companies Are Extensively Regulated And Are Subject To Substantial Penalties.    The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. State utility regulators may seek to impose substantial penalties on the Utilities for violations of state utility laws, regulations or orders. The Utilities are also subject to recurring, independent, third-party audits with respect to these regulations and standards. In addition, the Utilities' rate plans usually include negative revenue adjustments for failing to meet certain operating and customer satisfaction standards. FERC has the authority to impose penalties on the Utilities, the Clean Energy Businesses and the projects that Con Edison Transmission invests in, which could be substantial, for violations of the Federal Power Act, the Natural Gas Act or related rules, including reliability and cyber security rules. Environmental agencies may seek penalties for failure to comply with laws, regulations or permits. The Companies may also be subject to penalties from other regulatory agencies. The Companies may be subject to new laws, regulations or other requirements or the revision or reinterpretation of such requirements, which could adversely affect them. See “Utility Regulation", "Competition" and “Environmental Matters – Climate Change" and "Environmental Matters - Other Federal, State and Local Environmental Provisions” in Item 1, “Critical Accounting Estimates” in Item 7 and “COVID-19 Regulatory Matters” and “Other Regulatory Matters” in Note B to the financial statements in Item 8.

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

The Companies May Be Adversely Affected By Changes To The Utilities’ Rate Plans.    The Utilities’ rate plans typically require action by regulators at their expiration dates, which may include approval of new plans with different provisions. The need to recover from customers increasing costs, taxes or state-mandated assessments or surcharges could adversely affect the Utilities’ opportunity to obtain new rate plans that provide a reasonable rate of return and continue important provisions of current rate plans. The Utilities’ current NY electric and gas rate plans include revenue decoupling mechanisms and their NY electric, gas and steam rate plans include provisions for the recovery of energy costs and reconciliation of the actual amount of pension and other postretirement, environmental and certain other costs to amounts reflected in rates. See “Rate Plans” in Note B to the financial statements in Item 8.

44	CON EDISON ANNUAL REPORT 2021

Operations Risks:
The Failure Of, Or Damage To, The Companies’ Facilities Could Adversely Affect The Companies.    The Utilities provide electricity, gas and steam service using energy facilities, many of which are located either in, or close to, densely populated public places. See the description of the Utilities’ facilities in Item 1. A failure of, or damage to, these facilities, or an error in the operation or maintenance of these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. Impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall, hurricane-strength winds and extreme heat could damage facilities and the Utilities may experience more severe consequences from attempting to operate during and after such events. The Utilities’ response to such events may be perceived to be below customer expectations. The Utilities' successful implementation of their maintenance programs reduces, but does not fully protect against, damage to their facilities for which they will be held responsible and which may hinder their restoration efforts. The Utilities could be required to pay substantial amounts that may not be covered by the Utilities’ insurance policies to repair or replace their facilities, compensate others for injury or death or other damage and settle any proceedings initiated by state utility regulators or other regulatory agencies. The occurrence of such events could also adversely affect the cost and availability of insurance. See “Other Regulatory Matters” in Note B and “Manhattan Explosion and Fire” in Note H to the financial statements in Item 8. Changes to laws, regulations or judicial doctrines could further expand the Utilities’ liability for service interruptions. See “Utility Regulation – State Utility Regulation” and "Environmental Matters – Climate Change" in Item 1.

A Cyber Attack Could Adversely Affect The Companies.    The Companies and other operators of critical energy infrastructure and energy market participants face a heightened risk of cyber attack and the Companies’ businesses require the continued operation of information systems and network infrastructure. See Item 1 for a description of the businesses of the Utilities, the Clean Energy Businesses and Con Edison Transmission. Cyber attacks may include hacking, viruses, malware, denial of service attacks, ransomware, exploited vulnerabilities or other security breaches, including loss of data and communications. Cyber threats to the electric and gas systems are increasing in sophistication, magnitude and frequency. Interconnectivity with customers, independent system operators, energy traders and other energy market participants, suppliers, contractors and others also exposes the Companies’ information systems and network infrastructure to an increased risk of cyber incidents, including attacks. Such interconnectivity increases the risk that a cyber incident or attack on the Companies could affect others and that a cyber incident or attack on others could affect the Companies. In the event of a cyber incident or attack that the Companies were unable to defend against or mitigate, the Companies could have their operations and the operations of their customers and others disrupted. The Companies could also have their financial and other information systems and network infrastructure impaired, property damaged, and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation, penalties and damage to their reputation. The Companies address vulnerabilities as they are identified, including the Log4j vulnerability common to web applications that was announced in December 2021. The Companies have experienced cyber incidents and attacks, although none of the incidents or attacks had a material impact.

The Failure Of Processes and Systems And The Performance Of Employees And Contractors Could Adversely Affect The Companies.    The Companies have developed business processes and use information and communication systems and enterprise platforms for operations, customer service, legal compliance, personnel, accounting, planning and other matters. The Companies have completed a multi-year, phased transition of certain information technology services, including application maintenance and support and infrastructure and operations services, to a contractor. The failure of the Companies’ or its contractors' business processes or information and communication systems or the failure by the Companies’ employees or contractors to follow procedures, their unsafe actions, errors or intentional misconduct, cyber incidents or attacks, or work stoppages could adversely affect the Companies’ operations and liquidity and result in substantial liability, higher costs and increased regulatory requirements. The violation of laws or regulations by employees or contractors for personal gain may result from contract and procurement fraud, extortion, bribe acceptance, fraudulent related-party transactions and serious breaches of corporate policy or standards of business conduct. See “Human Capital” in Item 1.
Environmental Risks:
The Companies Are Exposed To Risks From The Environmental Consequences Of Their Operations.    The Companies are exposed to risks relating to climate change and related matters. In 2019, CECONY completed a climate change vulnerability study and during 2020, CECONY further evaluated its future climate change adaptation strategies and developed a climate change implementation plan. NY State enacted the Climate Leadership and Community Protection Act and New York City enacted the Climate Mobilization Act. See “Environmental Matters – Clean Energy Future” in Item 1. CECONY may also be impacted by regulations requiring reductions in air emissions. See “Environmental Matters – Other Federal, State and Local Environmental Provisions – Air Quality” in Item 1. In addition, the Utilities are responsible for hazardous substances, such as asbestos, PCBs and coal tar, that have been used or produced in the course of the Utilities’ operations and are present on properties or in facilities

CON EDISON ANNUAL REPORT 2021	45

and equipment currently or previously owned by them. See “Environmental Matters” in Item 1 and Note G to the financial statements in Item 8. The Companies could be adversely affected if a causal relationship between electric and magnetic fields and adverse health effects were to be established.

Financial and Market Risks:
Con Edison’s Ability To Pay Dividends Or Interest Depends On Dividends From Its Subsidiaries.    Con Edison’s ability to pay dividends on its common shares or interest on its external borrowings depends primarily on the dividends and other distributions it receives from its subsidiaries. The dividends that the Utilities may pay to Con Edison are limited by the NYSPSC to not more than 100 percent of their respective income available for dividends calculated on a two-year rolling average basis, with certain exceptions. See “Dividends” in Note C and Note U to the financial statements in Item 8.

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

The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their construction expenditures will exceed $14,300 million over the next three years. The Utilities use internally-generated funds, equity contributions from Con Edison, if any, and external borrowings to fund the construction expenditures. The Clean Energy Businesses are investing in renewable generation and sustainable energy infrastructure projects that require funds in excess of those produced in the businesses. Con Edison expects to finance its capital requirements primarily through internally generated funds, the sale of its common shares or external borrowings. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.

A Disruption In The Wholesale Energy Markets Or Failure By An Energy Supplier or Customer Could Adversely Affect The Companies.     Almost all the electricity and gas the Utilities sell to their full-service customers is purchased through the wholesale energy markets or pursuant to contracts with energy suppliers. See the description of the Utilities’ energy supply in Item 1. A disruption in the wholesale energy markets or a failure on the part of the Utilities’ energy suppliers or operators of energy delivery systems that connect to the Utilities’ energy facilities could adversely affect their ability to meet their customers’ energy needs and adversely affect the Companies. The Utilities' ability to gain access to additional energy supplies, if needed, depends on effective markets and siting approvals for developer projects, which the Utilities do not control. See “CECONY - Gas Peak Demand” in Item 1. The Clean Energy Businesses sell the output of their renewable electric projects under long-term power purchase agreements with utilities and municipalities, and a failure of the production projects could adversely affect Con Edison.

The Companies Have Substantial Unfunded Pension And Other Postretirement Benefit Liabilities.    The Utilities have substantial unfunded pension and other postretirement benefit liabilities. The Utilities expect to make significant contributions to their pension and other postretirement benefit plans. Significant declines in the market values of the investments held to fund pension and other postretirement benefits could trigger substantial funding requirements under governmental regulations. See “Critical Accounting Estimates – Accounting for Pensions and Other Postretirement Benefits” and “Financial and Commodity Market Risks” in Item 7 and Notes E and F to the financial statements in Item 8.

46	CON EDISON ANNUAL REPORT 2021

Other Risks:
The Companies Face Risks Related To Health Epidemics And Other Outbreaks, Including The COVID-19 Pandemic.    The COVID-19 pandemic has impacted, and continues to impact, countries, communities, supply chains and markets. During 2020, the Companies’ service territories included some of the most severely impacted counties in the United States. As a result of the COVID-19 pandemic, there has been an economic slowdown in the Companies’ service territories, decreased demand for the services that they provide and changes in governmental and regulatory policy. The decline in business activity in the Companies’ service territories has resulted in a slower recovery of cash from outstanding customer accounts receivable balances, material increases in customer accounts receivable balances, increases to the allowance for uncollectible accounts, and may result in increases to write-offs of customer accounts. Although the Utilities’ NY electric and gas businesses have largely effective revenue decoupling mechanisms in place, higher unpaid accounts have impacted and could continue to impact the Companies’ liquidity. As a result of the COVID-19 pandemic, the Utilities have been impacted, and may continue to be impacted by, global and U.S. supply chain disruptions causing shortages of, and increased pricing pressure on, among other things, certain raw materials, labor, microprocessors and microchips. Such disruptions have resulted in increased prices and lead times for certain orders of materials and equipment needed by the Utilities in their operations. The Companies will continue to monitor developments relating to the COVID-19 pandemic; however, the Companies cannot predict the extent to which, COVID-19 may have a material impact on liquidity, financial condition, and results of operations. The situation is changing rapidly and future impacts may materialize that are not yet known. Accordingly, the extent to which COVID-19 may impact these matters will depend on future developments that are highly uncertain and cannot be predicted, including the success of vaccination efforts, the emergence of new variants and the severity thereof, actions that federal, state and local governmental or regulatory agencies may continue to take in response to the COVID-19 pandemic, and other actions taken to contain it or treat its impact, among others. See “Coronavirus Disease 2019 (COVID-19) Impacts” in Item 7 and “COVID-19 Regulatory Matters” in Note B.

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

The Companies Also Face Other Risks That Are Beyond Their Control.    The Companies’ results of operations can be affected by circumstances or events that are beyond their control. Weather and energy efficiency efforts directly influence the demand for electricity, gas and steam service, and can affect the price of energy commodities. Terrorist or other physical attacks or acts of war could damage the Companies' facilities. Economic conditions can affect customers’ demand and ability to pay for service, which could adversely affect the Companies. An inflationary economy could increase certain operating and capital costs and employee and retiree benefit costs in excess of the costs reflected in the Utilities’ rate plans and could also increase the amount of capital that needs to be raised by the Companies and the costs of such capital. Supply chain disruptions can cause shortages of materials needed by the Companies in their business activities and can result in increased prices and lead times.

Item 1B: Unresolved Staff Comments
Con Edison
Con Edison has no unresolved comments from the SEC staff.
CECONY
CECONY has no unresolved comments from the SEC staff.

CON EDISON ANNUAL REPORT 2021	47

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

Item 3:    Legal Proceedings
For information about certain legal proceedings affecting the Companies, see “Other Regulatory Matters” in Note B and “Superfund Sites” and “Asbestos Proceedings” in Note G and "Manhattan Explosion and Fire" in Note H to the financial statements in Item 8 and “Environmental Matters – CECONY” and “Environmental Matters – O&R” in Item 1 of this report, which information is incorporated herein by reference.

Item 4:    Mine Safety Disclosures
Not applicable.

48	CON EDISON ANNUAL REPORT 2021

Information about our Executive Officers
The following table sets forth certain information about the executive officers of Con Edison as of February 17, 2022. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
Timothy P. Cawley	57	1/22 to present - Chairman of the Board, President and Chief Executive Officer and Director of Con Edison, Chairman of the Board, Chief Executive Officer and Trustee of CECONY
		12/20 to 12/21 – President and Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of CECONY
		1/18 to 12/20 – President of CECONY
		12/13 to 12/17 – President and Chief Executive Officer of O&R
Robert Hoglund	60	9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and CECONY
Matthew Ketschke	50	1/21 to present – President of CECONY
		11/17 to 12/20 – Senior Vice President – Customer Energy Solutions
		7/15 to 10/17 – Vice President – Distributed Resource Integration
Robert Sanchez	56	12/17 to present – President and Chief Executive Officer of O&R
		11/17 – Senior Vice President of CECONY
		9/16 to 10/17 – Senior Vice President – Corporate Shared Services of CECONY
		9/14 to 8/16 – Vice President – Brooklyn & Queens Electric Operations of CECONY
Mark Noyes	57	12/16 to present – President and Chief Executive Officer of Con Edison Clean Energy Businesses, Inc.
Stuart Nachmias	57	1/20 to present – President and Chief Executive Officer of Con Edison Transmission, Inc.
		05/08 to 12/19 – Vice President of Energy Policy and Regulatory Affairs of CECONY
Deneen L. Donnley	57	1/20 to present – Senior Vice President and General Counsel of Con Edison and CECONY
		10/19 to 12/19 – Senior Vice President of Con Edison and CECONY
		9/15 to 10/19 – Executive Vice President, Chief Legal Officer and Corporate Secretary – USAA
Frances A. Resheske	61	2/02 to present – Senior Vice President – Corporate Affairs of CECONY
Mary E. Kelly	53	11/17 to present – Senior Vice President – Corporate Shared Services of CECONY
Lore de la Bastide	60	7/19 to present – Senior Vice President – Utility Shared Services of CECONY
		6/19 – Senior Vice President of CECONY
		11/14 to 5/19 – Vice President and General Auditor of CECONY
Joseph Miller	59	1/21 to present – Vice President and Controller of Con Edison and CECONY
		1/21 to present – Chief Financial Officer and Controller of O&R
		8/06 to 12/20 – Assistant Controller of Corporate Accounting of CECONY
Yukari Saegusa	54	9/16 to present – Treasurer of Con Edison and CECONY
		8/16 to present – Vice President of Con Edison and CECONY
		8/13 to present – Treasurer of O&R
Gurudatta Nadkarni	56	1/08 to present – Vice President of Strategic Planning of CECONY

CON EDISON ANNUAL REPORT 2021	49

Part II
Item 5:    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison
Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange under the trading symbol "ED." As of January 31, 2022, there were 38,756 holders of record of Con Edison’s Common Shares. Con Edison paid quarterly dividends of 76.5 cents per Common Share in 2020 and quarterly dividends of 77.5 cents per Common Share in 2021. On January 20, 2022, Con Edison declared a quarterly dividend of 79 cents per Common Share that is payable on March 15, 2022. Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends is subject to approval and declaration by Con Edison’s Board of Directors and will depend on a variety of factors including business, financial and regulatory considerations. For additional information about the payment of dividends by the Utilities to Con Edison, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).
During 2021, the market price of Con Edison’s Common Shares increased by 18.1 percent (from $72.27 at year-end 2020 to $85.32 at year-end 2021). By comparison, the S&P 500 Index increased 26.9 percent and the S&P 500 Utilities Index increased 14 percent. The total return to Con Edison’s common shareholders during 2021, including both price depreciation and investment of dividends, was 23 percent. By comparison, the total returns for the S&P 500 Index and the S&P 500 Utilities Index were 28.7 percent and 17.7 percent, respectively. For the five-year period 2017 through 2021 inclusive, Con Edison’s shareholders’ total return was 39.3 percent, compared with total returns for the S&P 500 Index and the S&P 500 Utilities Index of 133.4 percent and 74.4 percent, respectively.

Total Return Performance
Consolidated Edison, Inc.
S&P 500 Index
S&P 500 Utilities Index
Index Value
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Years Ended December 31,
Company / Index	2016	2017	2018	2019	2020	2021
Consolidated Edison, Inc.	100.00	119.30	111.40	136.52	113.32	139.34
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P Utilities	100.00	112.11	116.71	147.46	148.18	174.36
Based on $100 invested at December 31, 2016, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

50	CON EDISON ANNUAL REPORT 2021

CECONY
The outstanding shares of CECONY’s Common Stock ($2.50 par value) are the only class of common equity of CECONY. They are held by Con Edison and are not traded.
The dividends declared by CECONY in 2020 and 2021 are shown in its Consolidated Statement of Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

Item 6:    [Reserved]

CON EDISON ANNUAL REPORT 2021	51

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

Corporate Overview
Con Edison’s principal business operations are those of the Utilities, the Clean Energy Businesses and Con Edison Transmission. CECONY is a regulated utility that provides electric service in New York City and New York's Westchester County, gas service in Manhattan, the Bronx, parts of Queens and parts of Westchester, and steam service in Manhattan. O&R is a regulated utility serving customers in a 1,300-square-mile-area in southeastern NY State and northern NJ. Con Edison Clean Energy Businesses, through its subsidiaries, develops, owns and operates renewable and sustainable energy infrastructure projects and provides energy-related products and services to wholesale and retail customers. Con Edison Transmission, through its subsidiaries, invests in electric transmission projects supporting Con Edison's effort to transition to clean, renewable energy and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects that will bring clean, renewable electricity to customers, focusing on NY, New England, the Mid-Atlantic states and the Midwest.

In addition to the risks and uncertainties described in Item 1A and the Companies’ material contingencies described in Notes B, G and H to the financial statements in Item 8, the Companies’ management considers the following events, trends, and uncertainties to be important to understanding the Companies’ current and future financial condition.

CECONY Electric and Gas Rate Plans
In January 2022, CECONY filed a request with the NYSPSC for electric and gas rate increases of $1,199 million and $503 million, respectively, effective January 2023. CECONY’s future earnings will depend on the rates authorized in, and the other provisions of, its January 2023 rate plans and CECONY’s ability to operate its businesses in a manner consistent with such rate plans. Therefore, the outcome of CECONY’s rate request, which requires approval by the NYSPSC, will impact the Companies’ future financial condition, results of operations and liquidity. See “Utility Regulation – State Utility Regulation – Rate Plans” in Item 1 and “Rate Plans” in Note B to the financial statements in Item 8.

Pursuant to its current electric and gas rate plans, CECONY recorded $92 million of earnings for the year ended December 31, 2021 of earnings adjustment mechanisms and positive incentives, primarily reflecting the achievement of certain energy efficiency measures, as compared to $50 million, $59 million and $33 million for the years ended December 31, 2020, 2019 and 2018, respectively. The amount of earnings or losses CECONY records pursuant to the earnings adjustment mechanisms and positive incentives will also impact the Companies’ future financial condition, results of operations and liquidity. See “Rate Plans” in Note B to the financial statements in Item 8.

In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. The company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. See “COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8.

Clean Energy Goals
The success of the Companies’ efforts to meet federal, state and city clean energy policy goals and the impact of such goals on CECONY’s electric, gas and steam businesses and O&R’s electric and gas businesses may impact the Companies’ future financial condition. The Utilities expect electric demand to increase and gas and steam usage to decrease in their service territories as federal, state and local laws and policies are enacted and implemented. In particular, the long-term future of the Utilities’ gas businesses depends upon the role that natural gas will play in facilitating NY State’s and New York City’s climate goals. In addition, the impact and costs of climate change on the Utilities’ systems and the success of the Utilities’ efforts to increase system reliability and manage service

52	CON EDISON ANNUAL REPORT 2021

interruptions resulting from severe weather may impact the Companies’ future financial condition, results of operations and liquidity.

Clean Energy Businesses
The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects. The success of the Clean Energy Businesses’ strategy to increase earnings is dependent upon the expansion of their renewable energy portfolio and successful execution of develop/transfer opportunities. Con Edison is considering strategic alternatives with respect to the Clean Energy Businesses. The outcome of such evaluation may impact Con Edison’s future financial condition, results of operations and liquidity. See “Clean Energy Businesses” in Item 1.

Con Edison Transmission
Con Edison Transmission has taken steps to realign its portfolio to focus on electric transmission rather than gas by completing the sale of its 50 percent interest in Stagecoach in 2021. During 2020 and 2021, Con Edison Transmission recorded impairments on its investment in Mountain Valley Pipeline, LLC and during 2021, Con Edison Transmission recorded impairments on its previously held interest in Stagecoach and its interest in Honeoye. Any future impairments of Con Edison Transmission’s investments may impact Con Edison’s future financial condition and results of operations. Con Edison Transmission is pursuing opportunities to deliver offshore wind energy to high voltage electric grids through its participation in competitive solicitations in NY through its NY Transco partnership and in NJ. The success of Con Edison Transmission’s efforts to be awarded projects that will grow its electric transmission portfolio may impact Con Edison’s future capital requirements. See "Con Edison Transmission" in Item 1 and “Investments” in Note A and Note K and Note W to the financial statements in Item 8.

COVID-19
The COVID-19 pandemic has impacted, and continues to impact, countries, communities, supply chains and markets. As a result of the COVID-19 pandemic, there has been an economic slowdown in the Companies’ service territories and changes in governmental and regulatory policy. The decline in business activity in the Companies’ service territories has resulted in a slower recovery of cash from outstanding customer accounts receivable balances, material increases in customer accounts receivable balances, increases to the allowance for uncollectible accounts, and may result in increases to write-offs and recoveries of customer accounts. The extent to which COVID-19 will continue to impact the Companies, in particular, the Companies’ ability to recover cash from outstanding customer accounts receivable balances and the amount of write-offs of customer accounts, may impact Con Edison’s future financial condition, results of operations and liquidity. See “Coronavirus Disease 2019 (COVID-19) Impacts” in Item 7 and “COVID-19 Regulatory Matters” in Note B.

Also, see “Significant Developments and Outlook” in the Introduction to this report, “The Utilities,” “Clean Energy Businesses” and "Con Edison Transmission" in Item 1, and segment financial information in Note P to the financial statements in Item 8.

Certain financial data of Con Edison’s businesses are presented below:

	For the Year Ended December 31, 2021				At December 31, 2021
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$11,716	86%	$1,344	100%	$52,655	83%
O&R	941	7%	75	6%	3,292	5%
Total Utilities	12,657	93%	1,419	106%	55,947	88%
Clean Energy Businesses (a)	1,022	7%	266	19%	6,554	10%
Con Edison Transmission (b)	4	—%	(316)	(23)%	249	1%
Other (c)	(7)	—%	(23)	(2)%	366	1%
Total Con Edison	$13,676	100%	$1,346	100%	$63,116	100%
(a)Net income for common stock from the Clean Energy Businesses for the year ended December 31, 2021 reflects $107 million (after-tax) of the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects and $40 million of net after-tax mark-to-market effects. Net income for common stock from the Clean Energy Businesses for the year ended December 31, 2021 includes $(3) million (after-tax) of loss from the sale of a renewable electric project. See Note S to the financial statements in Item 8.
(b)Net loss for common stock from Con Edison Transmission for the year ended December 31, 2021 includes $(153) million of a net after-tax impairment loss related to its investment in Stagecoach, $(168) million of a net after-tax impairment loss related to its investment in Mountain Valley Pipeline, LLC and $(5) million of goodwill impairment loss on its investment in Honeoye. See "Critical Accounting Estimates - Investments" in Item 7, "Investments - Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)" and "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A, Note K and Note W to the financial statements in Item 8.
(c)Other includes parent company and consolidation adjustments. Net income for common stock for the year ended December 31, 2021 includes $(9) million (after-tax) of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable and sustainable projects and $(3) million of income tax impact on the net after-tax mark-to-market effects. Net income for common stock for the year ended December 31, 2021 includes $6 million of income tax impact for the impairment loss related to Con Edison's investment in

CON EDISON ANNUAL REPORT 2021	53

Stagecoach. Net income for common stock for the year ended December 31, 2021 includes $6 million of income tax impact for the impairment loss related to Con Edison's investment in Mountain Valley Pipeline, LLC.

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

In October 2021, in response to President Biden's Executive Order 14042, the Companies announced that they are committed to complying with the mandate for employees of federal contractors and subcontractors to be fully vaccinated against COVID-19 by the federally-required deadline, unless employees are legally entitled to an accommodation. In December 2021, an injunction was issued in the United States District Court for the Southern District of Georgia which currently prevents the U.S. government from enforcing this federal contractor vaccine mandate nationwide. The U.S. Supreme Court is expected to hear oral arguments in April 2022.

In December 2021, New York City instituted a vaccination mandate that requires employees of private businesses located in New York City who perform in-person work or interact with the public to be vaccinated against COVID-19. In furtherance of the mandate, in December 2021, the New York City Commissioner of Health and Mental Hygiene issued an order that requires workers entering workplaces within New York City to provide proof of COVID-19 vaccination, except in cases of a medical or religious exemption. This order is applicable to the Companies’ employees and contractors who report in-person to a company workplace located in New York City and the Companies are complying with its requirements.

The Companies are continuing to monitor the vaccination mandates closely and are implementing appropriate measures to mitigate any workforce and cost impacts that may occur.

Below is additional information related to the effects of the COVID-19 pandemic and the Companies’ actions. Also, see “COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8.

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

Con Edison carried back a NOL of $29 million from tax year 2018 to tax year 2013. This allowed Con Edison, mostly at the Clean Energy Businesses, to receive a $2.5 million net tax refund and to recognize a discrete income tax benefit of $4 million in 2020, due to the higher federal statutory tax rate in 2013. See "Income Tax" in Note L. Con Edison and its subsidiaries did not have a federal NOL in tax years 2019 or 2020.

Con Edison and its subsidiaries benefited by the increase in the percentage for calculating the limitation on the interest expense deduction from 30 percent of Adjusted Taxable Income (ATI) to 50 percent of ATI in 2019 and 2020, which allowed the Companies to deduct 100 percent of their interest expense. For 2021, the limitation on interest expense for computing ATI reverted back to 30 percent.

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

54	CON EDISON ANNUAL REPORT 2021

The CARES Act also allows employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020 through December 31, 2020. The Companies deferred the payment of employer payroll taxes for the period April 1, 2020 through December 31, 2020 of approximately $71 million ($63 million of which is for CECONY). The Companies paid half of this liability by December 31, 2021 and will repay the other half by December 31, 2022.

In December 2020, the Consolidated Appropriations Act, 2021 (the 2021 Appropriations Act) was signed into law. The 2021 Appropriations Act, among other things, extends the expiring employee retention tax credit to include qualified wages paid in the first two quarters of 2021, increases the qualified wages paid to an employee from 50 percent up to $10,000 annually in 2020 to 70 percent up to $10,000 per quarter in 2021 and increases the maximum employee retention tax credit amount an employer can take per employee from $5,000 in 2020 to $14,000 in the first two quarters of 2021. In March 2021, the American Rescue Plan Act was signed into law that expanded the 2021 Appropriations Act to extend the period for eligible employers to receive the employer retention credit from June 30, 2021 to December 31, 2021. In November 2021, the Infrastructure and Investment and Jobs Act was signed into law and accelerated the end of the employee retention tax credit retroactive to October 1, 2021, rather than December 31, 2021. This effectively reduced the maximum credit available from $28,000 to $21,000 per employee.

For the year ended December 31, 2021, Con Edison and CECONY recognized a tax benefit to Taxes, other than income taxes of $9 million and $4 million, respectively.

Accounting Considerations
Due to the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted), decline in business, bankruptcies, layoffs and furloughs, among other factors, both commercial and residential customers have had and may continue to have increased difficulty paying their utility bills. In June 2020, the state of NY enacted a law prohibiting NY utilities, including CECONY and O&R, from disconnecting residential customers, and starting in May 2021 small business customers, during the COVID-19 state of emergency, which ended in June 2021. In addition, such prohibitions applied for an additional 180 days after the state of emergency ended (December 21, 2021) for residential and small business customers who experienced a change in financial circumstances due to the COVID-19 pandemic. CECONY and O&R have existing allowances for uncollectible accounts established against their customer accounts receivable balances that are reevaluated each quarter and updated accordingly. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances are not reflected in rates during the term of the current rate plans. During 2021, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates, resulting in increases to the customer allowance for uncollectible accounts as detailed herein. CECONY’s and O&R’s allowances for uncollectible customer accounts reserve increased from $138 million and $8.7 million at December 31, 2020 to $304 million and $12.3 million at December 31, 2021, respectively. See "COVID-19 Regulatory Matters" in Note B and Note N to the financial statements in Item 8.

The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of goodwill, long-lived or intangible assets may not be recoverable at December 31, 2020 and 2021. See Note K to the financial statements in Item 8.

New York State Legislation
In April 2021, New York State passed a law that increases the corporate franchise tax rate on business income from 6.5% to 7.25%, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstates the business capital tax at 0.1875%, not to exceed a maximum tax liability of $5 million per taxpayer. NY State requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax are scheduled to expire after 2023 and are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity. In addition, the new law created a program that allows eligible residential renters in NY State who require assistance with rent and utility bills to have up to twelve months of electric and gas utility bill arrears forgiven, provided that such arrears were accrued on or after March 13, 2020. The program will be administered by the State Office of Temporary and Disability Assistance in coordination with the New York State Department of Public Service and the NYSPSC. Under the program, CECONY and O&R would qualify for a refundable tax credit for NY State gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are waived and certified by the NYSPSC. See "COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2021	55

Liquidity and Financing
The Companies continue to monitor the impacts of the COVID-19 pandemic on the financial markets closely, including borrowing rates and daily cash collections. The Companies have been able to access the capital markets as needed since the start of the COVID-19 pandemic in March 2020. See Notes C and D to the financial statements in Item 8. However, a continued economic downturn as a result of the COVID-19 pandemic has increased the amount of capital needed by the Utilities and could impact the costs of such capital.

The decline in business activity in the Utilities’ service territory as a result of the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted), resulted in a slower recovery in cash of outstanding customer accounts receivable balances in 2020 and 2021.

The Utilities’ rate plans have revenue decoupling mechanisms in their NY electric and gas businesses that largely reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC per month and reconcile the deferred balances semi-annually under CECONY's electric rate plan (January through June and July through December, respectively) and annually under CECONY's gas rate plan and O&R NY's electric and gas rate plans (January through December). Differences are accrued with interest each month for CECONY's and O&R NY’s electric customers and after the annual deferral period ends for CECONY's and O&R NY’s gas customers for refund to, or recovery from customers, as applicable. Generally, the refund to or recovery from customers begins August and February of each year over an ensuing six-month period for CECONY's electric customers and February of each year over an ensuing twelve-month period for CECONY's gas and O&R NY's electric and gas customers. Although these revenue decoupling mechanisms are in place, lower billed sales revenues and higher unpaid accounts have reduced and are expected to continue to reduce liquidity at the Utilities.

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect, commencing December 1, 2021 through December 31, 2022, $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. The company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. Pursuant to the November 2021 order, the company also established a recovery mechanism for CECONY to collect, commencing January 2023 through December 2023, $19 million and $4 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2021 and the company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. In addition, pursuant to the November 2021 order, CECONY established a reserve of $7 million toward addressing customer arrearages for the year ended December 31, 2021. The order also established a surcharge recovery or surcredit mechanism for any late payment charges and fee deferrals, subject to offsetting related savings resulting from the COVID-19 pandemic, for 2022 starting in January of 2024 over a twelve-month period.

In October 2021, O&R, the New York State Department of Public Service (NYSDPS) and other parties entered into a Joint Proposal for new electric and gas rate plans for the three-year period January 2022 through December 2024 (the Joint Proposal) that includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years; reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024. The Joint Proposal is subject to NYSPSC approval. CECONY resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on September 3, 2021 and October 1, 2021, respectively. O&R resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on October 1, 2021.

Con Edison and the Utilities have a $2,250 million credit agreement (Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until December 2023 ($2,200 million of commitments from December 2022). Con Edison and the Utilities have not entered into any loans under the Credit Agreement. See Note D to the financial statements in Item 8. In February 2022, CECONY filed a request with FERC to increase its authorization to issue short-term debt from $2,250 million to $3,000 million.

56	CON EDISON ANNUAL REPORT 2021

Results of Operations
Net income for common stock and earnings per share for the years ended December 31, 2021, 2020 and 2019 were as follows:

(Millions of Dollars, except per share amounts)	Net Income for Common Stock			Earnings per Share
	2021	2020	2019	2021	2020	2019
CECONY	$1,344	$1,185	$1,250	$3.86	$3.54	$3.80
O&R	75	71	70	0.22	0.21	0.21
Clean Energy Businesses (a)	266	24	(18)	0.76	0.07	(0.06)
Con Edison Transmission (b)	(316)	(175)	52	(0.91)	(0.52)	0.16
Other (c)	(23)	(4)	(11)	(0.07)	(0.01)	(0.02)
Con Edison (d)	$1,346	$1,101	$1,343	$3.86	$3.29	$4.09
(a)Net income for common stock and earnings per share from the Clean Energy Businesses for the year ended December 31, 2021, 2020 and 2019 reflects $107 million or $0.31 a share (after-tax), $(32) million or $(0.10) a share (after-tax) and $(74) million or $(0.22) a share (after-tax) of the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects. Net income for common stock and earnings per share from the Clean Energy Businesses also includes $40 million or $0.11 a share, $(43) million or $(0.13) a share and $(21) million or $(0.07) a share of net after-tax mark-to-market effects in 2021, 2020 and 2019, respectively. Net income for common stock and earnings per share from the Clean Energy Businesses for the year ended December 31, 2021 includes $(3) million (after-tax) or $(0.01) a share (after-tax) for the loss from the sale of a renewable electric project. See Note S to the financial statements in Item 8.
(b)    Net loss for common stock and earnings per share from Con Edison Transmission for the year ended December 31, 2021 includes $(153) million or $(0.44) a share of net after-tax impairment loss related to its investment in Stagecoach, $(168) million or $(0.48) a share of net after-tax impairment loss related to its investment in Mountain Valley Pipeline, LLC and $(5) million or $(0.02) a share of loss related to a goodwill impairment loss related to its investment in Honeoye. See "Critical Accounting Estimates - Investments" in Item 7, “Investments - Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)” and "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A, Note K and Note W to the financial statements in Item 8. Net income for common stock and earnings per share from Con Edison Transmission for the year ended December 31, 2020 includes $(232) million or $(0.69) a share of net after-tax impairment loss related to its investment in Mountain Valley Pipeline, LLC. See "Critical Accounting Estimates - Investments" in Item 7 and “Investments - Partial Impairment of Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A to the financial statements in Item 8.
(c)    Other includes parent company and consolidation adjustments. Net income for common stock and earnings per share for the year ended December 31, 2021 includes $(9) million (after-tax) or $(0.02) a share (after-tax) of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects and $(3) million or $(0.01) a share of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the year ended December 31, 2021 includes $6 million or $0.02 a share of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Stagecoach. Net income for common stock and earnings per share for the year ended December 31, 2021 includes $6 million or $0.01 a share of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Mountain Valley Pipeline, LLC. See “Investments - Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)” and "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8.

Net income for common stock and earnings per share for the year ended December 31, 2020 includes $3 million or $0.01 a share (after-tax), respectively, of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects. Net income for common stock and earnings per share from the Clean Energy Businesses for the year ended December 31, 2020 includes $4 million or $0.01 a share of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the year ended December 31, 2020 includes $9 million or $0.03 a share of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Mountain Valley Pipeline, LLC. See “Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A to the financial statements in Item 8.

Net income for common stock and earnings per share for the year ended December 31, 2019 includes $6 million or $0.02 a share (after-tax), respectively, of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects. Net income for common stock and earnings per share from the Clean Energy Businesses for the year ended December 31, 2019 includes $2 million or $0.00 of income tax impact on the net after-tax mark-to-market effects.

(d)    Earnings per share on a diluted basis were $3.85 a share, $3.28 a share and $4.08 a share in 2021, 2020 and 2019, respectively. See "Earnings Per Common Share" in Note A to the financial statements in Item 8.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the years ended December 31, 2021 as compared with 2020, and 2020 as compared with 2019.

CON EDISON ANNUAL REPORT 2021	57

Variation for the Year Ended December 31, 2021 vs. 2020
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Recognition of late payment charges for the year ended 2020 that are being recovered through a surcharge mechanism established by the New York Public Service Commission in its November 2021 order	$32	$0.09
Recognition of late payment charges for the year ended 2021 that are being recovered through a surcharge mechanism established by the New York Public Service Commission in its November 2021 order, and resuming the billing of late payment charges and no access fees	41	0.13
Higher electric rate base	64	0.19
Higher gas rate base	38	0.11
Higher incentives earned under the electric and gas earnings adjustment mechanisms (EAMs) and positive incentives	30	0.09
Weather impact on steam revenues	16	0.05
Higher costs related to heat, storm and emergency response	(37)	(0.11)
Higher healthcare costs	(16)	(0.05)
Higher stock-based compensation costs	(11)	(0.03)
Dilutive effect of stock issuances	—	(0.15)
Other	2	—
Total CECONY	159	0.32
O&R (a)
Electric base rate increase	9	0.03
Higher storm-related costs	(5)	(0.02)
Total O&R	4	0.01
Clean Energy Businesses
Higher revenues	209	0.62
HLBV effects	139	0.41
Net mark-to-market effects	83	0.24
Higher operations and maintenance expenses	(180)	(0.54)
Loss from sale of a renewable electric project	(3)	(0.01)
Dilutive effect of stock issuances	—	(0.03)
Other	(6)	—
Total Clean Energy Businesses	242	0.69
Con Edison Transmission
Impairment loss related to investment in Mountain Valley Pipeline, LLC	64	0.21
Impairment losses related to investment in Stagecoach	(153)	(0.44)
Foregoing Allowance for Funds Used During Construction income starting in January 2021 until significant construction resumes on the Mountain Valley Pipeline	(44)	(0.13)
Impairment loss related to investment in Honeoye	(5)	(0.02)
Other	(3)	(0.01)
Total Con Edison Transmission	(141)	(0.39)
Other, including parent company expenses
Impairment tax benefits related to investment in Mountain Valley Pipeline, LLC	(3)	(0.02)
Tax impact of HLBV effects	(9)	(0.02)
Tax impact of net mark-to-market effects	(3)	(0.01)
Lower consolidated state income tax benefit	(9)	(0.03)
Impairment tax benefits related to investment in Stagecoach	6	0.02
Other	(1)	—
Total Other, including parent company expenses	(19)	(0.06)
Total Reported (GAAP basis)	$245	$0.57

a.Under the revenue decoupling mechanisms in the Utilities’ NY electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect Con Edison’s results of operations.

58	CON EDISON ANNUAL REPORT 2021

Variation for the Year Ended December 31, 2020 vs. 2019
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Lower net O&M costs for pension and other postretirement benefits resulting from the reconciliation mechanism under the rate plans	$175	$0.53
Lower regulatory assessments and fees that are collected in revenues from customers	99	0.30
Higher gas net base revenues due to the base rate increase in January 2020 under the company's gas rate plan	67	0.20
Higher depreciation and amortization expense, which is reflected in the cost of service under the rate plans	(166)	(0.51)
Higher property taxes, which is reflected in the cost of service and reconciled under the rate plans	(118)	(0.37)
Foregone revenues from the suspension of customers' late payment charges and certain other fees associated with the COVID-19 pandemic	(45)	(0.14)
Weather impact on steam revenues	(32)	(0.10)
Lower steam net revenues due to the impact of the Coronavirus Disease 2019 (COVID-19) pandemic	(14)	(0.04)
Incremental costs associated with the COVID-19 pandemic	(10)	(0.03)
Food and medicine spoilage claims related to electric outages caused by Tropical Storm Isaias	(6)	(0.02)
Dilutive effect of stock issuances	—	(0.07)
Other	(15)	(0.01)
Total CECONY	(65)	(0.26)
O&R (a)
Electric base rate increase	12	0.04
Gas base rate increase	2	0.01
Higher depreciation and amortization expense and higher property taxes, offset in part, by the employee retention tax credit under the CARES Act	(8)	(0.03)
Higher costs associated with components of pension and other postretirement benefits other than service cost	(4)	(0.02)
Food and medicine spoilage claims related to electric outages caused by Tropical Storm Isaias	(1)	—
Total O&R	1	—
Clean Energy Businesses
HLBV effects	42	0.12
Higher revenues from renewable electric projects, offset in part by lower energy services revenues due to timing of executed contracts	16	0.06
Higher net interest expense due to higher unrealized losses on interest rate swaps in the 2020 period	(8)	(0.02)
Higher operations and maintenance expenses	(3)	(0.01)
Higher depreciation and amortization due to an increase in renewable electric projects in operation during 2020	(3)	(0.01)
Absence of a prior period adjustment related to research and development credits recorded in 2019	(2)	(0.01)
Total Clean Energy Businesses	42	0.13
Con Edison Transmission
Impairment loss related to the investment in Mountain Valley Pipeline, LLC	(232)	(0.69)
Other	5	0.01
Total Con Edison Transmission	(227)	(0.68)
Other, including parent company expenses
Impairment loss related to the investment in Mountain Valley Pipeline, LLC	9	0.03
Other	(2)	(0.02)
Total Other, including parent company expenses	7	0.01
Total Reported (GAAP basis)	($242)	$(0.80)

a.Under the revenue decoupling mechanisms in the Utilities’ NY electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect Con Edison’s results of operations.

CON EDISON ANNUAL REPORT 2021	59

The Companies’ other operations and maintenance expenses for the years ended December 31, 2021, 2020 and 2019 were as follows:

(Millions of Dollars)	2021	2020	2019
CECONY
Operations	$1,691	$1,606	$1,563
Pensions and other postretirement benefits	(42)	(103)	134
Health care and other benefits	173	151	170
Regulatory fees and assessments (a)	332	330	464
Other	298	285	304
Total CECONY	2,452	2,269	2,635
O&R	313	310	308
Clean Energy Businesses	475	228	223
Con Edison Transmission	19	11	9
Other (b)	(5)	(4)	—
Total other operations and maintenance expenses	$3,254	$2,814	$3,175
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.
(b)Includes parent company and consolidation adjustments.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2021, 2020 and 2019 follows. For additional business segment financial information, see Note P to the financial statements in Item 8.

60	CON EDISON ANNUAL REPORT 2021

The Companies’ results of operations for the years ended December 31, 2021, 2020 and 2019 were:

	CECONY			O&R			Clean Energy Businesses			Con Edison Transmission			Other (a)			Con Edison (b)
(Millions of Dollars)	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Operating revenues	$11,716	$10,647	$10,821	$941	$862	$893	$1,022	$736	$857	$4	$4	$4	$(7)	$(3)	$(1)	$13,676	$12,246	$12,574
Purchased power	1,633	1,432	1,357	206	169	188	—	—	—	—	—	—	(4)	(1)	1	1,835	1,600	1,546
Fuel	229	156	207	—	—	—	—	—	—	—	—	—	—	—	—	229	156	207
Gas purchased for resale	541	426	606	88	61	90	62	41	185	—	—	—	(1)	(1)	(1)	690	527	880
Other operations and maintenance (c)	2,452	2,269	2,635	313	310	308	475	228	223	19	11	9	(5)	(4)	—	3,254	2,814	3,175
Depreciation and amortization	1,705	1,598	1,373	95	90	84	231	231	226	1	1	1	—	—	—	2,032	1,920	1,684
Taxes, other than income taxes	2,696	2,456	2,295	89	85	84	18	21	21	—	—	—	7	13	6	2,810	2,575	2,406
Operating income	2,460	2,310	2,348	150	147	139	236	215	202	(16)	(8)	(6)	(4)	(10)	(7)	2,826	2,654	2,676
Other income (deductions) (d)	(108)	(171)	(35)	(12)	(14)	(11)	(10)	4	5	(407)	(215)	104	(1)	(5)	(12)	(538)	(401)	51
Net interest expense	762	739	728	42	41	41	68	196	186	9	18	25	24	25	11	905	1,019	991
Income before income tax expense	1,590	1,400	1,585	96	92	87	158	23	21	(432)	(241)	73	(29)	(40)	(30)	1,383	1,234	1,736
Income tax expense	246	215	335	21	21	17	44	(44)	(58)	(114)	(66)	21	(7)	(36)	(19)	190	90	296
Net income	$1,344	$1,185	$1,250	$75	$71	$70	$114	$67	$79	$(318)	$(175)	$52	$(22)	$(4)	$(11)	$1,193	$1,144	$1,440
Income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(152)	43	97	(2)	—	—	1	—	—	(153)	43	97
Net income from common stock	$1,344	$1,185	$1,250	$75	$71	$70	$266	$24	$(18)	$(316)	$(175)	$52	$(23)	$(4)	$(11)	$1,346	$1,101	$1,343
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) For the year ended December 31, 2021, Con Edison Transmission recorded a $5 million loss related to a goodwill impairment on its investment in Honeoye. See Note K to the financial statements in Item 8.
(d) For the year ended December 31, 2021, Con Edison Transmission recorded pre-tax impairment losses of $212 million ($147 million, after-tax) on its investment in Stagecoach and during 2021 completed the sale of its interest in Stagecoach. For the year ended December 31, 2021, Con Edison Transmission recorded a pre-tax impairment loss of $231 million ($162 million, after-tax), to reduce the carrying value of its investment in MVP from $342 million to $111 million. See “Investments - Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)” and "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A and Note W to the financial statements in Item 8. For the year ended December 31, 2020, Con Edison Transmission recorded a pre-tax impairment loss of $320 million ($223 million, after-tax), to reduce the carrying value of its investment in MVP from $662 million to $342 million. See “Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2021	61

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

CECONY

	For the Year Ended December 31, 2021				For the Year Ended December 31, 2020
(Millions of Dollars)	Electric	Gas	Steam	2021 Total	Electric	Gas	Steam	2020 Total	2021-2020 Variation
Operating revenues	$8,806	$2,378	$532	$11,716	$8,103	$2,036	$508	$10,647	$1,069
Purchased power	1,588	—	45	1,633	1,405	—	27	1,432	201
Fuel	156	—	73	229	75	—	81	156	73
Gas purchased for resale	—	541	—	541	—	426	—	426	115
Other operations and maintenance	1,919	368	165	2,452	1,753	355	161	2,269	183
Depreciation and amortization	1,286	326	93	1,705	1,214	294	90	1,598	107
Taxes, other than income taxes	2,055	497	144	2,696	1,925	387	144	2,456	240
Operating income	$1,802	$646	$12	$2,460	$1,731	$574	$5	$2,310	$150
Electric
CECONY’s results of electric operations for the year ended December 31, 2021 compared with the year ended December 31, 2020 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	Variation
Operating revenues	$8,806	$8,103	$703
Purchased power	1,588	1,405	183
Fuel	156	75	81
Other operations and maintenance	1,919	1,753	166
Depreciation and amortization	1,286	1,214	72
Taxes, other than income taxes	2,055	1,925	130
Electric operating income	$1,802	$1,731	$71
CECONY’s electric sales and deliveries in 2021 compared with 2020 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2021	December 31, 2020	Variation	Percent Variation		December 31, 2021	December 31, 2020	Variation	Percent Variation
Residential/Religious (b)	$11,344	$11,107	237	2.1%		$3,100	$2,901	$199	6.9%
Commercial/Industrial	9,250	9,280	(30)	(0.3)		2,174	1,876	298	15.9
Retail choice customers	21,549	22,000	(451)	(2.1)		2,613	2,391	222	9.3
NYPA, Municipal Agency and other sales	9,185	9,184	1	—		708	665	43	6.5
Other operating revenues (c)	—	—	—	—		211	270	(59)	(21.9)
Total	$51,328	$51,571	(243)	(0.5)%	(d)	$8,806	$8,103	$703	8.7%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in the company’s service area decreased 0.2 percent in 2021 compared with 2020. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
Operating revenues increased $703 million in 2021 compared with 2020 primarily due to higher revenues from the electric rate plan ($243 million), higher purchased power expenses ($183 million), higher fuel expenses ($81 million), higher late payment charges ($90 million), including charges that are being recovered pursuant to a surcharge mechanism established as a result of the order issued by the NYSPSC in November 2021 and resuming billing of late payment charges, and higher incentives earned under the earnings adjustment mechanisms and positive incentives ($30 million). See "COVID-19 Regulatory Matters" in Note B to the financial statements in Item 8.

62	CON EDISON ANNUAL REPORT 2021

Purchased power expenses increased $183 million in 2021 compared with 2020 due to higher unit costs ($112 million) and purchased volumes ($72 million).
Fuel expenses increased $81 million in 2021 compared with 2020 due to higher unit costs ($79 million) and higher purchased volumes from the company’s electric generating facilities ($3 million).
Other operations and maintenance expenses increased $166 million in 2021 compared with 2020 primarily due to higher costs for pension and other postretirement benefits ($47 million), higher costs related to heat, storm and emergency response ($50 million), higher stock-based compensation ($24 million), higher healthcare costs ($16 million) and higher municipal infrastructure support costs ($12 million).

Depreciation and amortization increased $72 million in 2021 compared with 2020 primarily due to higher electric utility plant balances.
Taxes, other than income taxes increased $130 million in 2021 compared with 2020 primarily due to lower deferral of under-collected property taxes ($53 million), higher property taxes ($52 million) and higher state and local taxes ($23 million).
CECONY’s results of gas operations for the year ended December 31, 2021 compared with the year ended December 31, 2020 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	Variation
Operating revenues	$2,378	$2,036	$342
Gas purchased for resale	541	426	115
Other operations and maintenance	368	355	13
Depreciation and amortization	326	294	32
Taxes, other than income taxes	497	387	110
Gas operating income	$646	$574	$72
CECONY’s gas sales and deliveries, excluding off-system sales, in 2021 compared with 2020 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2021	December 31, 2020	Variation	Percent Variation		December 31, 2021	December 31, 2020	Variation	Percent Variation
Residential	50,690	48,999	1,691	3.5%		$1,050	$911	$139	15.3%
General	30,947	29,516	1,431	4.8		423	318	105	33.0
Firm transportation	76,765	76,614	151	0.2		704	649	55	8.5
Total firm sales and transportation	158,402	155,129	3,273	2.1	(b)	2,177	1,878	299	15.9
Interruptible sales (c)	5,927	8,482	(2,555)	(30.1)		29	27	2	7.4
NYPA	43,094	41,577	1,517	3.6		2	2	—	—
Generation plants	47,620	49,723	(2,103)	(4.2)		25	22	3	13.6
Other	20,251	20,814	(563)	(2.7)		34	33	1	3.0
Other operating revenues (d)	—	—	—	—		111	74	37	50.0
Total	275,294	275,725	(431)	(0.2)%		$2,378	$2,036	$342	16.8%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 0.4 percent in 2021 compared with 2020. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
(c)Includes 1,921 thousands and 3,510 thousands of Dt for 2021 and 2020, respectively, which are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans. See Note B to the financial statements in Item 8.

Operating revenues increased $342 million in 2021 compared with 2020 primarily due to higher gas revenues under the company's gas rate plan ($200 million), higher gas purchased for resale expense ($115 million), higher

CON EDISON ANNUAL REPORT 2021	63

late payment charges ($16 million), including charges that are being recovered pursuant to a surcharge mechanism established as a result of the order issued by the NYSPSC in November 2021 and resuming billing of late payment charges, and higher incentives earned under gas adjustment mechanisms (EAMs) ($11 million). See "COVID-19 Regulatory Matters" in Note B to the financial statements in Item 8.
Gas purchased for resale increased $115 million in 2021 compared with 2020 due to higher unit costs ($106 million) and higher purchased volumes ($8 million).
Other operations and maintenance expenses increased $13 million in 2021 compared with 2020 primarily due to higher costs for pension and other postretirement benefits ($10 million), higher total surcharges for assessments and fees that are collected in revenues from customers ($7 million) and higher stock-based compensation ($5 million), offset in part by lower municipal infrastructure support costs ($9 million).
Depreciation and amortization increased $32 million in 2021 compared with 2020 primarily due to higher gas utility plant balances.
Taxes, other than income taxes increased $110 million in 2021 compared with 2020 primarily due to lower deferral of under-collected property taxes ($68 million), higher property taxes ($30 million) and higher state and local taxes ($12 million).
Steam
CECONY’s results of steam operations for the year ended December 31, 2021 compared with the year ended December 31, 2020 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	Variation
Operating revenues	$532	$508	$24
Purchased power	45	27	18
Fuel	73	81	(8)
Other operations and maintenance	165	161	4
Depreciation and amortization	93	90	3
Taxes, other than income taxes	144	144	—
Steam operating income	$12	$5	$7
CECONY’s steam sales and deliveries in 2021 compared with 2020 were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Years Ended					For the Years Ended
Description	December 31, 2021	December 31, 2020	Variation	Percent Variation		December 31, 2021	December 31, 2020	Variation	Percent Variation
General	504	445	59	13.3%		$25	$23	$2	8.7%
Apartment house	5,013	5,131	(118)	(2.3)		137	136	1	0.7
Annual power	11,367	10,977	390	3.6		340	321	19	5.9
Other operating revenues (a)	—	—	—	—		30	28	2	7.1
Total	16,884	16,553	331	2.0%	(b)	$532	$508	$24	4.7%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan. See Note B to the financial statements in Item 8.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company’s service area decreased 3.4 percent in 2021 compared with 2020. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
Operating revenues increased $24 million in 2021 compared with 2020 primarily due to the impact of colder winter weather ($21 million) and higher purchased power expenses ($18 million), offset in part by lower fuel expenses ($8 million) and tax law surcharge ($3 million).
Purchased power expenses increased $18 million in 2021 compared with 2020 due to higher unit costs ($13 million) and purchased volumes ($5 million).
Fuel expenses decreased $8 million in 2021 compared with 2020 due to lower unit costs ($11 million), offset in part by higher purchased volumes from the company’s steam generating facilities ($3 million).

64	CON EDISON ANNUAL REPORT 2021

Other operations and maintenance expenses increased $4 million in 2021 compared with 2020 primarily due to higher costs for pension and other postretirement benefits ($4 million) and higher stock-based compensation ($2 million), offset in part by lower municipal infrastructure support costs ($1 million).
Depreciation and amortization increased $3 million in 2021 compared with 2020 primarily due to higher steam utility plant balances.
Taxes, Other Than Income Taxes
At $2,696 million, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

	For the Years Ended December 31,
(Millions of Dollars)	2021		2020		Variation
Property taxes	$2,215		$2,129		$86
State and local taxes related to revenue receipts	373		338		35
Payroll taxes	65		64		1
Other taxes	43		(75)		118
Total	$2,696	(a)	$2,456	(a)	$240
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2021 and 2020 were $3,296 million and $2,989 million, respectively.

Other Income (Deductions)
Other deductions decreased $63 million in 2021 compared with 2020 primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($61 million).
Net Interest Expense
Net interest expense increased $23 million in 2021 compared with 2020 primarily due to higher interest on long-term debt ($42 million), offset in part by lower interest accrued on the system benefit charge liability ($7 million), lower interest expense for short-term debt ($4 million), lower interest on deposits ($3 million) and lower interest accrued on deferred storm costs ($2 million).
Income Tax Expense
Income taxes increased $31 million in 2021 compared with 2020 primarily due to higher income before income tax expense ($40 million) and higher state income taxes ($9 million), offset in part by a higher favorable tax adjustment in 2021 for the prior year tax return primarily due to an increase in the general business tax credit ($6 million), higher tax benefits in 2021 from research credits ($5 million) and the absence of the amortization of deficit deferred state income taxes in 2020 ($6 million).

CON EDISON ANNUAL REPORT 2021	65

O&R

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
(Millions of Dollars)	Electric	Gas	2021 Total	Electric	Gas	2020 Total	2021-2020 Variation
Operating revenues	$681	$260	$941	$629	$233	$862	$79
Purchased power	206	—	206	169	—	169	37
Gas purchased for resale	—	88	88	—	61	61	27
Other operations and maintenance	249	64	313	242	68	310	3
Depreciation and amortization	69	26	95	65	25	90	5
Taxes, other than income taxes	57	32	89	54	31	85	4
Operating income	$100	$50	$150	$99	$48	$147	$3
Electric
O&R’s results of electric operations for the year ended December 31, 2021 compared with the year ended December 31, 2020 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	Variation
Operating revenues	$681	$629	$52
Purchased power	206	169	37
Other operations and maintenance	249	242	7
Depreciation and amortization	69	65	4
Taxes, other than income taxes	57	54	3
Electric operating income	$100	$99	$1
O&R’s electric sales and deliveries in 2021 compared with 2020 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2021	December 31, 2020	Variation	Percent Variation		December 31, 2021	December 31, 2020	Variation	Percent Variation
Residential/Religious (b)	1,742	1,786	(44)	(2.5%)		$331	$318	$13	4.1%
Commercial/Industrial	850	820	30	3.7		111	117	(6)	(5.1)
Retail choice customers	2,839	2,621	218	8.3		223	186	37	19.9
Public authorities	110	107	3	2.8		11	7	4	57.1
Other operating revenues (c)	—	—	—	—		5	1	4	Large
Total	5,541	5,334	207	3.9%	(d)	$681	$629	$52	8.3%
(a)Revenues from NY electric delivery sales are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in NJ are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.
(b)“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability in accordance with the company’s NY electric rate plan and changes in regulatory assets and liabilities in accordance with the company’s electric rate plans. See Note B to the financial statements in Item 8.
(d)After adjusting for weather and other variations, electric delivery volumes in company’s service area increased 1.1 percent in 2021 compared with 2020. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
Operating revenues increased $52 million in 2021 compared with 2020 primarily due to higher purchased power expenses ($37 million) and higher revenues from the NY electric rate plan ($13 million).

Purchased power expenses increased $37 million in 2021 compared with 2020 due to higher unit costs ($35 million) and purchased volumes ($2 million).

66	CON EDISON ANNUAL REPORT 2021

Other operations and maintenance expenses increased $7 million in 2021 compared with 2020 primarily due to higher storm-related costs.

Depreciation and amortization increased $4 million in 2021 compared with 2020 primarily due to higher electric utility plant balances.
Taxes, other than income taxes increased $3 million in 2021 compared with 2020 primarily due to higher property taxes ($2 million).
Gas
O&R’s results of gas operations for the year ended December 31, 2021 compared with the year ended December 31, 2020 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	Variation
Operating revenues	$260	$233	$27
Gas purchased for resale	88	61	27
Other operations and maintenance	64	68	(4)
Depreciation and amortization	26	25	1
Taxes, other than income taxes	32	31	1
Gas operating income	$50	$48	$2
O&R’s gas sales and deliveries, excluding off-system sales, in 2021 compared with 2020 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2021	December 31, 2020	Variation	Percent Variation		December 31, 2021	December 31, 2020	Variation	Percent Variation
Residential	11,500	9,736	1,764	18.1%		$162	121	$41	33.9%
General	2,498	2,142	356	16.6		28	20	8	40.0
Firm transportation	7,584	8,271	(687)	(8.3)		55	62	(7)	(11.3)
Total firm sales and transportation	21,582	20,149	1,433	7.1	(b)	245	203	42	20.7
Interruptible sales	3,820	3,632	188	5.2		6	6	—	—
Generation plants	26	59	(33)	(55.9)		—	—	—	—
Other	468	658	(190)	(28.9)		1	1	—	—
Other gas revenues	—	—	—	—		8	23	(15)	(65.2)
Total	25,896	24,498	1,398	5.7%		$260	233	$27	11.6%
(a)Revenues from NY gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in the company’s service area increased 0.2 percent in 2021 compared with 2020. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
Operating revenues increased $27 million in 2021 compared with 2020 primarily due to higher gas purchased for resale expense.
Gas purchased for resale increased $27 million in 2021 compared with 2020 due to higher unit costs ($15 million) and purchased volumes ($12 million).

Other operations and maintenance expenses decreased $4 million in 2021 compared with 2020 primarily due to lower pension costs ($2 million) and lower spending on gas programs ($2 million).

Depreciation and amortization increased $1 million in 2021 compared with 2020 primarily due to higher gas utility plant balances.
Taxes, other than income taxes increased $1 million in 2021 compared with 2020 primarily due to higher property taxes.

CON EDISON ANNUAL REPORT 2021	67

Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $4 million in 2021 compared with 2020. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2021		2020		Variation
Property taxes	$71		$69		$2
State and local taxes related to revenue receipts	11		10		1
Payroll taxes	7		6		1
Total	$89	(a)	$85	(a)	$4
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2021 and 2020 were $129 million and $121 million, respectively.

Income Tax Expense
Income taxes remained unchanged in 2021 compared with 2020 primarily due to higher income before income tax expense ($1 million) entirely offset by lower state income taxes, primarily due to a decrease in the amortization of New York’s metropolitan transportation business tax surcharge in 2021 ($1 million).

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	Variation
Operating revenues	$1,022	$736	$286
Gas purchased for resale	62	41	21
Other operations and maintenance	475	228	247
Depreciation and amortization	231	231	—
Taxes, other than income taxes	18	21	(3)
Operating income	$236	$215	$21

Operating revenues increased $286 million in 2021 compared with 2020 primarily due to higher revenue from renewable electric projects ($211 million), higher wholesale revenues ($35 million) and higher energy services revenues ($47 million), offset in part by lower net mark-to-market values ($7 million).

Gas purchased for resale increased $21 million in 2021 compared with 2020 primarily due to higher purchased volumes.
Other operations and maintenance expenses increased $247 million in 2021 compared with 2020 primarily due to higher costs from engineering, procurement and construction of renewable electric projects for customers.

Other Income (Deductions)
Other income (deductions) decreased $14 million in 2021 compared with 2020 primarily due to lower income in the 2021 period from an equity method investment in renewable electric projects accounted for under the HLBV method of accounting.

Net Interest Expense
Net interest expense decreased $128 million in 2021 compared with 2020 primarily due to lower unrealized losses on interest rate swaps in the 2021 period.

68	CON EDISON ANNUAL REPORT 2021

Income Tax Expense
Income taxes increased $88 million in 2021 compared with 2020 primarily due to higher income before income tax expense ($30 million), lower income attributable to non-controlling interest ($47 million), higher state income taxes ($7 million) and the absence of a tax benefit due to the change in the federal corporate income tax rate recognized for a loss carryback from the 2018 tax year to the 2013 tax year as allowed under the CARES Act signed into law during the first quarter of 2020 ($4 million). See Note L to the financial statements in Item 8.

Income (Loss) Attributable to Non-Controlling Interest
Income attributable to non-controlling interest decreased $195 million in 2021 compared with 2020 primarily due to lower income in the 2021 period attributable to a tax equity investor in renewable electric projects accounted for under the HLBV method of accounting. See Note S to the financial statements in Item 8.

Con Edison Transmission
Other operations and maintenance increased $8 million in 2021 compared with 2020 primarily due to a goodwill impairment loss on its investment in Honeoye in 2021. See Note K to the financial statements in Item 8.

Other Income (Deductions)
Other deductions decreased $192 million in 2021 compared with 2020 primarily due to lower losses in 2021 from CET Gas’ pre-tax impairment loss of $212 million on its investment in Stagecoach, pre-tax impairment loss of $231 million on its investment in MVP in 2021, lower investment income in 2021 due to the sale of Stagecoach during 2021 ($19 million) and foregoing AFUDC income from MVP starting January 2021 until significant construction resumes ($60 million), compared to the pre-tax impairment loss of $320 million on its investment in MVP in 2020. See "Critical Accounting Estimates - Investments" in Item 7 and "Investments" in Note A and Note W to the financial statement in Item 8.

Net Interest Expense
Net interest expense decreased $9 million in 2021 compared with 2020 primarily due to the repayment of an intercompany loan from the parent company from a portion of the proceeds from the sale of Stagecoach.

Income Tax Expense
Income taxes decreased $48 million in 2021 compared with 2020 primarily due to lower income before income tax expense ($40 million), lower state income taxes ($12 million), offset in part by higher amortization of excess deferred federal income taxes in 2021 ($2 million).

Other
Taxes, Other Than Income Taxes
Taxes, other than income taxes decreased $6 million in 2021 compared with 2020 primarily due to adjustments made to the New York City capital tax for prior periods in the 2020 period.

Other Income (Deductions)
Other income (deductions) increased $4 million in 2021 compared with 2020 primarily due to the elimination of CECONY's goodwill impairment related to Con Edison Transmission's investment in Honeoye.

Income Tax Expense
Income taxes increased $29 million in 2021 compared with 2020 primarily due to higher income before income tax expense ($2 million), lower consolidated state income tax benefits in 2021 ($16 million) and the absence of a change to the New York City valuation allowance in 2021 ($10 million).

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

CON EDISON ANNUAL REPORT 2021	69

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

CECONY

	For the Year Ended December 31, 2020				For the Year Ended December 31, 2019
(Millions of Dollars)	Electric	Gas	Steam	2020 Total	Electric	Gas	Steam	2019 Total	2020-2019 Variation
Operating revenues	$8,103	$2,036	$508	$10,647	$8,062	$2,132	$627	$10,821	$(174)
Purchased power	1,405	—	27	1,432	1,324	—	33	1,357	75
Fuel	75	—	81	156	99	—	108	207	(51)
Gas purchased for resale	—	426	—	426	—	606	—	606	(180)
Other operations and maintenance	1,753	355	161	2,269	2,059	399	177	2,635	(366)
Depreciation and amortization	1,214	294	90	1,598	1,053	231	89	1,373	225
Taxes, other than income taxes	1,925	387	144	2,456	1,769	368	158	2,295	161
Operating income	$1,731	$574	$5	$2,310	$1,758	$528	$62	$2,348	$(38)
Electric
CECONY’s results of electric operations for the year ended December 31, 2020 compared with the year ended December 31, 2019 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	Variation
Operating revenues	$8,103	$8,062	$41
Purchased power	1,405	1,324	81
Fuel	75	99	(24)
Other operations and maintenance	1,753	2,059	(306)
Depreciation and amortization	1,214	1,053	161
Taxes, other than income taxes	1,925	1,769	156
Electric operating income	$1,731	$1,758	$(27)
CECONY’s electric sales and deliveries in 2020 compared with 2019 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2020	December 31, 2019	Variation	Percent Variation		December 31, 2020	December 31, 2019	Variation	Percent Variation
Residential/Religious (b)	11,107	10,560	547	5.2%		$2,901	$2,671	$230	8.6%
Commercial/Industrial	9,280	9,908	(628)	(6.3)		1,876	1,845	31	1.7
Retail choice customers	22,000	24,754	(2,754)	(11.1)		2,391	2,470	(79)	(3.2)
NYPA, Municipal Agency and other sales	9,184	9,932	(748)	(7.5)		665	663	2	0.3
Other operating revenues (c)	—	—	—	—		270	413	(143)	(34.6)
Total	51,571	55,154	(3,583)	(6.5)%	(d)	$8,103	$8,062	$41	0.5%
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

70	CON EDISON ANNUAL REPORT 2021

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

Gas
CECONY’s results of gas operations for the year ended December 31, 2020 compared with the year ended December 31, 2019 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	Variation
Operating revenues	$2,036	$2,132	$(96)
Gas purchased for resale	426	606	(180)
Other operations and maintenance	355	399	(44)
Depreciation and amortization	294	231	63
Taxes, other than income taxes	387	368	19
Gas operating income	$574	$528	$46
CECONY’s gas sales and deliveries, excluding off-system sales, in 2020 compared with 2019 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2020	December 31, 2019	Variation	Percent Variation		December 31, 2020	December 31, 2019	Variation	Percent Variation
Residential	48,999	54,402	(5,403)	(9.9)%		$911	$943	$(32)	(3.4)%
General	29,516	33,235	(3,719)	(11.2)		318	384	(66)	(17.2)
Firm transportation	76,614	81,710	(5,096)	(6.2)		649	593	56	9.4
Total firm sales and transportation	155,129	169,347	(14,218)	(8.4)	(b)	1,878	1,920	(42)	(2.2)
Interruptible sales (c)	8,482	9,903	(1,421)	(14.3)		27	42	(15)	(35.7)
NYPA	41,577	39,643	1,934	4.9		2	2	—	—
Generation plants	49,723	52,011	(2,288)	(4.4)		22	23	(1)	(4.3)
Other	20,814	20,701	113	0.5		33	31	2	6.5
Other operating revenues (d)	—	—	—	—		74	114	(40)	(35.1)
Total	275,725	291,605	(15,880)	(5.4)%		$2,036	$2,132	$(96)	(4.5%)
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
(c)Includes 3,510 thousands and 5,484 thousands of Dt for 2020 and 2019, respectively, which are also reflected in firm transportation and other.

CON EDISON ANNUAL REPORT 2021	71

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

72	CON EDISON ANNUAL REPORT 2021

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

CON EDISON ANNUAL REPORT 2021	73

O&R

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2019
(Millions of Dollars)	Electric	Gas	2020 Total	Electric	Gas	2019 Total	2020-2019 Variation
Operating revenues	$629	$233	$862	$634	$259	$893	$(31)
Purchased power	169	—	169	188	—	188	(19)
Gas purchased for resale	—	61	61	—	90	90	(29)
Other operations and maintenance	242	68	310	235	73	308	2
Depreciation and amortization	65	25	90	60	24	84	6
Taxes, other than income taxes	54	31	85	53	31	84	1
Operating income	$99	$48	$147	$98	$41	$139	$8
Electric
O&R’s results of electric operations for the year ended December 31, 2020 compared with the year ended December 31, 2019 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2020	2019	Variation
Operating revenues	$629	$634	$(5)
Purchased power	169	188	(19)
Other operations and maintenance	242	235	7
Depreciation and amortization	65	60	5
Taxes, other than income taxes	54	53	1
Electric operating income	$99	$98	$1
O&R’s electric sales and deliveries in 2020 compared with 2019 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2020	December 31, 2019	Variation	Percent Variation		December 31, 2020	December 31, 2019	Variation	Percent Variation
Residential/Religious (b)	1,786	1,703	83	4.9%		$318	$309	$9	2.9%
Commercial/Industrial	820	808	12	1.5		117	112	5	4.5
Retail choice customers	2,621	2,885	(264)	(9.2)		186	191	(5)	(2.6)
Public authorities	107	106	1	0.9		7	8	(1)	(12.5)
Other operating revenues (c)	—	—	—	—		1	14	(13)	(92.9)
Total	5,334	5,502	(168)	(3.1)%	(d)	$629	$634	$(5)	(0.8)%
(a)Revenues from NY electric delivery sales are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales in NJ are not subject to a decoupling mechanism, and as a result, changes in such volumes do impact revenues.
(b)“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability in accordance with the company’s NY electric rate plan and changes in regulatory assets and liabilities in accordance with the company’s electric rate plans. See Note B to the financial statements in Item 8.
(d)After adjusting for weather and other variations, electric delivery volumes in company’s service area decreased 0.7 percent in 2020 compared with 2019. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
Operating revenues decreased $5 million in 2020 compared with 2019 primarily due to lower purchased power expenses ($19 million), offset in part by higher revenues from the NY electric rate plan ($16 million).

Purchased power expenses decreased $19 million in 2020 compared with 2019 due to lower unit costs.

Other operations and maintenance expenses increased $7 million in 2020 compared with 2019 primarily due to the amortization of prior deferred storm costs ($3 million) and food and medicine spoilage claims related to outages caused by Tropical Storm Isaias ($3 million).

74	CON EDISON ANNUAL REPORT 2021

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
(a)Revenues from NY gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
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
Depreciation and amortization increased $1 million in 2020 compared with 2019 primarily due to higher gas utility plant balances.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $1 million in 2020 compared with 2019. The principal components of taxes, other than income taxes, were:

CON EDISON ANNUAL REPORT 2021	75

	For the Years Ended December 31,
(Millions of Dollars)	2020		2019		Variation
Property taxes	$69		$66		$3
State and local taxes related to revenue receipts	10		10		—
Payroll taxes	6		8		(2)
Total	$85	(a)	$84	(a)	$1
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

Depreciation and amortization increased $5 million in 2020 compared with 2019 primarily due to an increase in renewable electric projects in operation during 2020.
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

Income Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $54 million in 2020 compared with 2019 primarily due to lower losses attributable in the 2020 period to a tax equity investor in renewable electric projects accounted for under the HLBV method of accounting. See Note S to the financial statements in Item 8.

76	CON EDISON ANNUAL REPORT 2021

Con Edison Transmission
Net Interest Expense
Net interest expense decreased $7 million in 2020 compared with 2019 primarily due to a reduction to short-term borrowings and rates charged under an intercompany capital funding facility.

Other Income (Deductions)
Other income (deductions) decreased $319 million in 2020 compared with 2019 primarily due to an impairment loss related to Con Edison Transmission's investment in Mountain Valley Pipeline, LLC. See "Critical Accounting Estimates - Investments" in Item 7 and "Investments" in Note A to the financial statement in Item 8.

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

CON EDISON ANNUAL REPORT 2021	77

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statements of cash flows and as discussed below.
The principal factors affecting Con Edison’s liquidity are its investments in the Utilities, the Clean Energy Businesses and Con Edison Transmission, the dividends it pays to its shareholders and the dividends it receives from its subsidiaries and cash flows from financing activities discussed below.
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

78	CON EDISON ANNUAL REPORT 2021

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	CECONY			O&R			Clean Energy Businesses			Con Edison Transmission			Other (a)			Con Edison (b)
(Millions of Dollars)	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Operating activities	$2,186	$1,693	$2,502	$127	$146	$190	$175	$887	$199	$44	$(7)	$194	$201	$(521)	$49	$2,733	$2,198	$3,134
Investing activities	(3,729)	(3,416)	(3,124)	(224)	(220)	(218)	(139)	(606)	(258)	608	18	(184)	—	—	2	(3,484)	(4,224)	(3,782)
Financing activities	1,396	1,857	737	89	79	8	(45)	(345)	184	(652)	(11)	(12)	(327)	665	(58)	461	2,245	859
Net change for the period	(147)	134	115	(8)	5	(20)	(9)	(64)	125	—	—	(2)	(126)	144	(7)	(290)	219	211
Balance at beginning of period	1,067	933	818	37	32	52	187	251	126	—	—	2	145	1	8	1,436	1,217	1,006
Balance at end of period (c)	$920	$1,067	$933	$29	$37	$32	$178	$187	$251	$—	$—	$—	$19	$145	$1	$1,146	$1,436	$1,217
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2021	79

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

During 2020 and 2021, the decline in business activity in the Utilities’ service territory due to the COVID-19 pandemic resulted in a slower recovery of cash from outstanding customer accounts receivable balances, material increases in customer accounts receivable balances, increases to the allowance for uncollectible accounts, and may result in increases to write-offs of customer accounts, as compared to prior to the COVID-19 pandemic. These trends may continue through 2022. Under the revenue decoupling mechanisms in the Utilities’ NY electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but largely not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. However, increases in electric and gas commodity prices, coupled with the decline in business activity due to the COVID-19 pandemic, may further contribute to a slower recovery of cash from outstanding customer accounts receivable balances, increases to the allowance for uncollectible accounts, and increases to write-offs of customer accounts receivable balances. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8.

The Utilities’ NY rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. Increases to the allowance for uncollectible accounts related to the COVID-19 pandemic have been deferred pursuant to the legislative, regulatory and related actions provisions of their rate plans. In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect late payment charges and fees that were not billed for the year ended December 31, 2020 due to the COVID-19 pandemic. The order also established a surcharge recovery or surcredit mechanism for any fee deferrals for 2021 and 2022. In October 2021, O&R, the New York State Department of Public Service (NYSDPS) and other parties entered into a Joint Proposal for new electric and gas rate plans for the three-year period January 2022 through December 2024 (the Joint Proposal) that includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years; reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024. The Joint Proposal is subject to NYSPSC approval. See “The Companies Face Risks Related To Health Epidemics And Other Outbreaks, Including The COVID-19 Pandemic,” in Item 1A, “Rate Plans,” "COVID-19 Regulatory Matters" and “Other Regulatory Matters” in Note B to the financial statements in Item 8 and "Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing," above.

Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. Pursuant to their rate plans, the Utilities also recover from customers the amount of property taxes they will pay. The payment of property taxes by the Utilities affects the timing of cash flows and increases the amount of short-term borrowings issued by the Utilities when property taxes are due and as property taxes increase, but generally does not impact net income. See “Changes To Tax Laws Could Adversely Affect the Companies,” in Item 1A, “Federal Income Tax” in Note A, “Rate Plans” in Note B, "COVID-19 Regulatory Matters" in Note B, “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8 and "Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing," above.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges or credits include depreciation, deferred income tax expense, amortizations of certain regulatory assets and liabilities and accrued unbilled revenue. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ NY electric and gas rate plans. See “Rate Plans – CECONY– Electric and Gas" and "Rate Plans – O&R New York – Electric and Gas” in Note B to the financial statements in Item 8. For Con Edison, 2021 net income also included non-cash losses recognized with respect to impairments of Con Edison Transmission’s investments in MVP, Stagecoach and Honeoye. For Con Edison, 2020 net income included a non-cash loss recognized with respect to a partial impairment of Con Edison Transmission’s investment in MVP. See “Investments” in Note A and Note K to the financial statements in Item 8.

80	CON EDISON ANNUAL REPORT 2021

Net cash flows from operating activities in 2021 for Con Edison and CECONY were $535 million and $493 million higher, respectively, than in 2020. The changes in net cash flows for Con Edison and CECONY primarily reflect a lower increase of accounts receivable balances from customers, net of allowance for uncollectible accounts ($223 million and $196 million, respectively) (see “COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8 and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above), higher recoveries of depreciation expense ($112 million and $107 million, respectively), lower system benefit charge ($85 million and $80 million, respectively), lower superfund and environmental remediation costs ($12 million and $12 million, respectively) and lower pension and retiree benefit contributions ($6 million and $5 million, respectively). For Con Edison, changes in net cash flows reflects lower other receivables and other current assets ($31 million), lower taxes receivable ($19 million), lower revenue decoupling receivable ($8 million), offset in part by a change in pension and retiree benefit obligations, net ($19 million) and for CECONY, a change in pension and retiree benefit obligations, net ($30 million).

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
Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $740 million lower and $313 million higher, respectively, in 2021 than in 2020. The change for Con Edison primarily reflects proceeds from the completion of the sale of Stagecoach ($629 million), a decrease in non-utility construction expenditures at the Clean Energy Businesses ($261 million) and proceeds from the divestiture of renewable electric projects at the Clean Energy Businesses ($183 million), offset in part by an increase in utility construction expenditures at CECONY ($301 million) and O&R ($3 million). Pursuant to their rate plans, the Utilities recover the cost of utility construction expenditures from customers, including an approved rate of return (before and after being placed in service and or AFUDC before being placed in service). Increases in the amount of utility construction expenditures may temporarily increase the amount of short-term debt issued by the Utilities prior to the long-term financing of such amounts.

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
Cash Flows From Financing Activities
Net cash flows from financing activities in 2021 for Con Edison and CECONY were $1,784 million and $461 million lower, respectively, than in 2020. Net cash flows from financing activities in 2020 for Con Edison and CECONY were $1,386 million and $1,120 million higher, respectively, than in 2019.

Net cash flows from financing activities during the years ended December 31, 2021, 2020 and 2019 reflect the following Con Edison transactions:

CON EDISON ANNUAL REPORT 2021	81

2021
•Issued 10,100,000 shares of its common stock resulting in net proceeds of approximately $775 million, after issuance expenses. The net proceeds from the sale of the common shares were invested by Con Edison in CECONY, for funding of its construction expenditures and for its other general corporate purposes. See Note C to the financial statements in Item 8;
•Redeemed at maturity $500 million of 2.00 percent 5-year debentures with proceeds from a $500 million borrowing under an April 2021 Credit Agreement, which Con Edison prepaid in full in July 2021; and
•Optionally prepaid the remaining $675 million outstanding under a February 2019 term loan prior to its maturity in June 2021.

2020
•Issued 1,050,000 shares of its common shares for $88 million upon physical settlement of the remaining shares subject to its May 2019 forward sale agreement. Con Edison used the proceeds to invest in CECONY for funding of its capital requirements and other general corporate purposes;
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
•Entered into a forward sale agreement relating to 5,800,000 shares of its common stock. In June 2019, the company issued 4,750,000 shares for $400 million upon physical settlement of shares subject to the forward sale agreement. Con Edison used the proceeds to invest in CECONY for funding of its capital requirements and other general corporate purposes;
•Issued 5,649,369 common shares for $425 million upon physical settlement of the remaining shares subject to its November 2018 forward sale agreements. Con Edison used the proceeds to invest in its subsidiaries for funding of their capital requirements and to repay short-term debt incurred for that purpose; and
•Borrowed $825 million under a variable-rate term loan that matured in June 2021 to fund the repayment of a six-month variable-rate term loan. In June 2019 and during the first quarter of 2021, Con Edison optionally pre-paid $150 million and $675 million, respectively, of the amount borrowed.

Con Edison’s cash flows from financing activities in 2021, 2020 and 2019 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $109 million, $106 million and $101 million, respectively.
Net cash flows from financing activities during the years ended December 31, 2021, 2020 and 2019 reflect the following CECONY transactions:

2021
•Issued $600 million aggregate principal amount of 3.20 percent debentures, due 2051, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes;
•Issued $900 million aggregate principal amount of 2.40 percent debentures, due 2031, the aggregate net proceeds from the sales of which were used to redeem at maturity its $640 million floating rate 3-year debentures and for other general corporate purposes, including repayment of short-term debt; and
•Issued $750 million aggregate principal amount of 3.60 percent debentures, due 2061, the net proceeds from the sale of which will be used to pay or reimburse the payment of, in whole or in part, existing and new qualifying eligible green expenditures, such as energy efficiency and clean transportation expenditures, that include those funded on or after January 1, 2021 until the maturity date of the debentures. Pending the allocation of the net proceeds to finance or refinance eligible green expenditures, CECONY used the net

82	CON EDISON ANNUAL REPORT 2021

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

Net cash flows from financing activities during the years ended December 31, 2021, 2020 and 2019 also reflect the following O&R transactions:

2021
•Issued $45 million aggregate principal amount of 2.31 percent debentures, due 2031 and $30 million aggregate principal amount of 3.17 percent debentures, due 2051, the net proceeds from the sales of which were used to repay short-term borrowings and for other general corporate purposes.

2020
•Issued $35 million aggregate principal amount of 2.02 percent debentures, due 2030, and $40 million aggregate principal amount of 3.24 percent debentures, due 2050, the net proceeds from the sales of which were used to repay short-term borrowings and for other general corporate purposes.

CON EDISON ANNUAL REPORT 2021	83

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

Net cash flows from financing activities during the years ended December 31, 2021, 2020 and 2019 also reflect the following Clean Energy Businesses transactions:

2021
•Borrowed $250 million at a variable rate, due 2028, secured by equity interests in four of the company’s solar electric production projects, the interest rate for which was swapped to a fixed rate of 3.39 percent;
•Entered into an agreement with a tax equity investor for the financing of a portfolio of three of the Clean Energy Businesses’ solar electric production projects (CED Nevada Virginia). Under the financing, the tax equity investor acquired a noncontrolling interest in the portfolio and will receive a percentage of earnings, tax attributes and cash flows. As of December 31, 2021, the tax equity investor fully funded its $263 million financing obligation. The Clean Energy Businesses will continue to consolidate this entity and will report the noncontrolling tax equity investor’s interest in the tax equity arrangement. See Note Q to the financial statements in Item 8;
•Prepaid in full $249 million of borrowings outstanding under, and terminated, a $613 million variable-rate construction loan facility that was secured by and used to fund construction costs for CED Nevada Virginia; and
•Issued $229 million aggregate principal amount of 3.77 percent senior notes, due 2046, secured by equity interests in CED Nevada Virginia.

2020
•Borrowed $165 million under a $613 million variable-rate construction loan facility that was terminated in 2021 that was secured by and used to fund construction costs for CED Nevada Virginia.

2019
•Issued $303 million aggregate principal amount of 3.82 percent senior notes, due 2038, secured by the company's California Solar 4 renewable electric projects; and
•Borrowed $464 million at a variable-rate, due 2026, secured by equity interests in solar electric production projects, the net proceeds from the sale of which were used to repay borrowings from Con Edison and for other general corporate purposes. Con Edison used a portion of the repayment to pre-pay $150 million of an $825 million variable-rate term loan that matured in June 2021 and the remainder to repay short-term borrowings and for other general corporate purposes. The company has entered into fixed-rate interest rate swaps in connection with this borrowing. See Note Q to the financial statements in Item 8.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2021, 2020 and 2019 and the average daily balances for 2021, 2020 and 2019 for Con Edison and CECONY were as follows:

	2021		2020		2019
(Millions of Dollars, except Weighted Average Yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$1,488	$1,189	$1,705	$980	$1,692	$1,074
CECONY	$1,361	$1,082	$1,660	$678	$1,137	$734
Weighted average yield	0.3%	0.2%	0.3%	1.0%	2.0%	2.5%
Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.

Capital Requirements and Resources
For information about capital requirements, contractual obligations and capital resources, see “Capital Requirements and Resources” in Item 1.

84	CON EDISON ANNUAL REPORT 2021

Assets, Liabilities and Equity
The Companies’ assets, liabilities and equity at December 31, 2021 and 2020 are summarized as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
ASSETS
Current assets	$4,703	$4,407	$290	$277	$542	$485	$2	$42	$14	$90	$5,551	$5,301
Investments	608	541	26	26	—	—	223	1,256	(4)	(7)	853	1,816
Net plant	41,613	39,554	2,599	2,469	4,367	4,515	17	17	—	—	48,596	46,555
Other noncurrent assets	5,731	6,465	377	475	1,645	1,848	7	33	356	402	8,116	9,223
Total Assets	$52,655	$50,967	$3,292	$3,247	$6,554	$6,848	$249	$1,348	$366	$485	$63,116	$62,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,321	$5,247	$372	$356	$1,011	$1,330	$100	$111	$(377)	$310	$5,427	$7,354
Noncurrent liabilities	13,640	14,722	1,064	1,191	121	211	(90)	28	14	(58)	14,749	16,094
Long-term debt	18,382	16,149	968	893	2,607	2,776	—	500	647	64	22,604	20,382
Equity	16,312	14,849	888	807	2,815	2,531	239	709	82	169	20,336	19,065
Total Liabilities and Equity	$52,655	$50,967	$3,292	$3,247	$6,554	$6,848	$249	$1,348	$366	$485	$63,116	$62,895
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at December 31, 2021 were $296 million higher than at December 31, 2020. The change in current assets primarily reflects increases in accounts receivables, net of allowance for uncollectible accounts ($246 million) (see “COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8 and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above) and revenue decoupling mechanism receivable ($62 million).

Investments at December 31, 2021 were $67 million higher than at December 31, 2020. The change in investments primarily reflects increases in supplemental retirement income plan assets ($60 million) and deferred income plan assets ($10 million). See "Investments" in Note A and Note E to the financial statements in Item 8.

Net plant at December 31, 2021 was $2,059 million higher than at December 31, 2020. The change in net plant primarily reflects an increase in electric ($1,519 million), gas ($1,400 million), steam ($132 million) and general ($269 million) plant balances, offset in part by an increase in accumulated depreciation ($926 million) and a decrease in construction work in progress ($335 million).

Other noncurrent assets at December 31, 2021 were $734 million lower than at December 31, 2020. The change in other noncurrent assets primarily reflects a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2021, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($2,955 million). This decrease is offset in part by increases in the deferrals for increased costs related to the COVID-19 pandemic ($164 million), regulatory assets for deferred pension and other postretirement benefits ($163 million), deferred storm costs ($75 million), environmental remediation costs ($69 million). See Notes B, E, F and G to the financial statements in Item 8. This decrease is also offset in part by an increase in the pension funded status non-current asset due to an increase in the funded status of the pension plan resulting in an asset balance ($1,677 million) and an increase in the fair value of long-term derivative assets ($48 million).

Current liabilities at December 31, 2021 were $926 million lower than at December 31, 2020. The change in current liabilities primarily reflects decreases in debt due within one year as of December 31, 2020 ($640 million) and notes payable ($299 million).

CON EDISON ANNUAL REPORT 2021	85

Noncurrent liabilities at December 31, 2021 were $1,082 million lower than at December 31, 2020. The change in noncurrent liabilities primarily reflects a decrease in the liability for pension and retiree benefits ($1,274 million) as a result of the final actuarial valuation of the pension and other retiree benefit plans, as measured at December 31, 2021, in accordance with the accounting rules for retirement benefits. The change also reflects a decrease in the regulatory liability for future income tax ($222 million). These decreases are offset in part by an increase in deferred income taxes and unamortized investment tax credits ($385 million), primarily due to accelerated tax depreciation and repair deductions and increases in deferred regulatory costs. See Notes E, F, and L to the financial statements in Item 8.

Long-term debt at December 31, 2021 was $2,233 million higher than at December 31, 2020. The change in long-term debt primarily reflects the June and December 2021 issuance of $2,250 million of debentures. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the financial statements in Item 8.

Equity at December 31, 2021 was $1,463 million higher than at December 31, 2020. The change in equity reflects net income for the year ($1,344 million), capital contributions from parent ($1,100 million) in 2021 and an increase in other comprehensive income ($7 million), offset in part by common stock dividends to parent ($988 million) in 2021.

O&R
Current assets at December 31, 2021 were $13 million higher than at December 31, 2020. The change in current assets primarily reflects increases in accrued unbilled revenue ($18 million), accounts receivables, net of allowance for uncollectible accounts ($5 million), offset in part by a decrease in cash and temporary cash investments ($8 million).

Net plant at December 31, 2021 was $130 million higher than at December 31, 2020. The change in net plant primarily reflects an increase in electric ($104 million), gas ($56 million), and general ($21 million) plant balances and an increase in construction work in progress ($12 million), offset in part by an increase in accumulated depreciation ($63 million).

Other noncurrent assets at December 31, 2021 were $98 million lower than at December 31, 2020. The change in other noncurrent assets primarily reflects a decrease in the regulatory asset for unrecognized pension and other postretirement costs as a result of the final actuarial valuation, as measured at December 31, 2021, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($157 million). See Notes B, E and F to the financial statements in Item 8. This decrease is offset in part by an increase in pension and retiree benefits ($24 million), an increase in the regulatory asset for deferred pension and other postretirement benefits ($18 million), an increase in deferred storm costs ($7 million), an increase in deferred environmental remediation costs ($4 million) and an increase in deferred revenue taxes ($3 million).
Current liabilities at December 31, 2021 were $16 million higher than at December 31, 2020. The change in current liabilities primarily reflects higher notes payable ($32 million), an increase in the regulatory liabilities ($27 million) and higher accounts payables to affiliates ($8 million), offset in part by lower accounts payables ($56 million).

86	CON EDISON ANNUAL REPORT 2021

Noncurrent liabilities at December 31, 2021 were $127 million lower than at December 31, 2020. The change in noncurrent liabilities primarily reflects a decrease in the liability for pension and retiree benefits ($198 million), as a result of the final actuarial valuation of the pension and other retiree benefit plans, as measured at December 31, 2021 in accordance with the accounting rules for retirement benefits, offset in part by an increase in the regulatory liability for other employee benefits ($22 million), long-term deferred derivative gains ($6 million) and deferred other retiree benefit plans rate ($6 million). It also reflects an increase in deferred income taxes and unamortized investment tax credits ($22 million), primarily due to accelerated tax depreciation and repair deductions and increases in deferred regulatory costs. It also reflects an increase in superfund and other environmental costs ($13 million). See Notes E, F, G and L to the financial statements in Item 8.

Long-term debt at December 31, 2021 was $75 million higher than at December 31, 2020. The change in long-term debt reflects the December 2021 issuance of $75 million of debentures. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above.

Equity at December 31, 2021 was $81 million higher than at December 31, 2020. The change in equity reflects net income for the year ($75 million), an increase in other comprehensive income ($23 million) and capital contributions from parent ($35 million) in 2021, offset in part by common stock dividends to parent ($52 million).

Clean Energy Businesses
Current assets at December 31, 2021 were $57 million higher than at December 31, 2020. The change in current assets primarily reflects an increase in other receivables ($72 million), accrued unbilled revenue ($19 million), offset in part by a decrease in restricted cash ($11 million) and a decrease in other currents assets ($26 million).

Net plant at December 31, 2021 was $148 million lower than at December 31, 2020. The change in net plant primarily reflects the divestiture of renewable electric projects.

Other noncurrent assets at December 31, 2021 were $203 million lower than at December 31, 2020. The change in other noncurrent assets primarily reflects the divestiture of renewable electric projects.

Current liabilities at December 31, 2021 were $319 million lower than at December 31, 2020. The change in current liabilities primarily reflects new borrowing offset in part by a decrease in borrowings under a term loan.

Noncurrent liabilities at December 31, 2021 were $90 million lower than at December 31, 2020. The change in noncurrent liabilities primarily reflects the change in the fair value of derivative liabilities.

Long-term debt at December 31, 2021 was $169 million lower than at December 31, 2020. The change in long-term debt primarily reflects the repayment of an intercompany loan from the parent company ($375 million), offset in part by a net increase in project debt ($206 million).

Equity at December 31, 2021 was $284 million higher than at December 31, 2020. The change in equity primarily reflects an increase in net income for common stock for the year ($266 million) and in noncontrolling tax equity interest ($81 million) in 2021, offset in part by common stock dividends to parent ($64 million) in 2021.

Con Edison Transmission
Current assets at December 31, 2021 were $40 million lower than at December 31, 2020. The change in current assets primarily reflects the agreement between Crestwood and a subsidiary of CET Gas that provided for payments from Crestwood to the subsidiary of CET Gas for shortfalls in meeting certain earnings growth performance targets. Payments totaled $57 million ($38 million of which was recorded as a current receivable by CET Gas on December 2020, and payments in full from Crestwood plus interest were received in 2021). See "Con Edison Transmission - CET Gas" in Item 1.

Investments at December 31, 2021 were $1,033 million lower than at December 31, 2020. The decrease in investments primarily reflects the completion of the sale of Stagecoach ($828 million), the impairment loss related to Con Edison Transmission's investment in Mountain Valley Pipeline, LLC ($231 million), offset in part by additional investment in and income from NY Transco ($44 million). See "Investments - Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)" and "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A and Note W to the financial statements in Item 8.

Other noncurrent assets at December 31, 2021 were $26 million lower than at December 31, 2020. The change in noncurrent assets primarily reflects a reduction in accounts receivable due to the noncurrent portion of the $57 million payment from Crestwood described above.

CON EDISON ANNUAL REPORT 2021	87

Current liabilities at December 31, 2021 were $11 million lower than at December 31, 2020. The change in current liabilities primarily reflects the repayment of short-term borrowings under an intercompany capital funding facility with a portion of the proceeds from the completion of the sale of Stagecoach. See Note A and Note W to the financial statements in Item 8.

Noncurrent liabilities at December 31, 2021 were $118 million lower than at December 31, 2020. The change in noncurrent liabilities reflects primarily a decrease in deferred income taxes and unamortized investment tax credits that reflects primarily timing differences associated with investments in partnerships and the tax loss on the completion of the sale of Stagecoach. See "Investments - Partial Impairment of Investment in Stagecoach" and "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A and Note W to the financial statements in Item 8.

Long-term debt at December 31, 2021 was $500 million lower than at December 31, 2020. The change in long-term debt reflects the repayment of a $500 million intercompany loan from the parent company.

Equity at December 31, 2021 was $470 million lower than at December 31, 2020. The change in equity reflects net loss for the year ($318 million) and common stock dividends to parent ($152 million) in 2021.

88	CON EDISON ANNUAL REPORT 2021

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

Critical Accounting Estimates
The Companies’ financial statements reflect the application of certain critical accounting estimates, which conform to accounting principles generally accepted in the United States of America. The Companies’ critical accounting estimates include assumptions applied to accounting for: pensions and other postretirement benefits, contingencies, derivative instruments, investments, allowance for uncollectible accounts receivable, asset retirement obligations, and for Con Edison, the use of the hypothetical liquidation at book value method. Also, see “Summary of Significant Accounting Policies and Other Matters” in Note A to the financial statements in Item 8.
Accounting for Pensions and Other Postretirement Benefits
The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. The Clean Energy Businesses and Con Edison Transmission also provide such benefits to transferred employees who previously worked for the Utilities. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2021, 2020 and 2019.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of Aa rated (by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.
The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2022 are decreases, compared with 2021, in their pension and other postretirement benefits costs of $523 million and $487 million, respectively, largely driven by increases in the discount rates used to determine plan liabilities and stronger than anticipated returns on plan assets. See Notes E and F to the financial statements in Item 8.

The following table illustrates the effect on 2022 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

CON EDISON ANNUAL REPORT 2021	89

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25)%	$64	$3	$67
CECONY	(0.25)%	$62	$2	$64
Expected return on plan assets
Con Edison	(0.25)%	$42	$3	$45
CECONY	(0.25)%	$40	$2	$42
Health care trend rate
Con Edison	1.00%	$—	$25	$25
CECONY	1.00%	$—	$20	$20
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25)%	$688	$41	$729
CECONY	(0.25)%	$656	$32	$688
Health care trend rate
Con Edison	1.00%	$—	$163	$163
CECONY	1.00%	$—	$132	$132
A 5.0 percentage point variation in the actual annual return in 2022, as compared with the expected annual asset return of 7.00 percent, would change pension and other postretirement benefit costs for Con Edison and CECONY by approximately $33 million and $31 million, respectively, in 2023.
Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.
The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate plans. The Companies were not required to make cash contributions to the pension plan in 2021 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the pension plan in 2021 of $432 million and $37 million, respectively. In 2022, CECONY and O&R expect to make contributions to the pension plan of $20 million and $9 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.
Accounting for Contingencies
The accounting rules for contingencies apply to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Known material contingencies, which are described in the notes to the financial statements, include certain regulatory matters (Note B), the Utilities’ responsibility for hazardous substances, such as asbestos, PCBs and coal tar that have been used or generated in the course of operations (Note G) and other contingencies (Note H). Inputs to the estimation of the liability for such environmental remediation include the possible selected remedy for each site where investigation is ongoing, the inflation rate related to the cost of inputs to the remediation process, and for those sites where there are other potentially responsible parties, the allocation of costs to the Companies. Inputs to the estimation of the liability for certain regulatory matters include facts specific to each item and the status and progress of discussions with the applicable state regulator. Inputs to the estimation of the liability for other contingencies may include liabilities incurred for similar circumstances and the outcome of legal proceedings. In accordance with the accounting rules, the Companies have accrued estimates of losses relating to the contingencies as to which loss is probable and can be reasonably estimated, and no liability has been accrued for contingencies as to which loss is not probable or cannot be reasonably estimated.

The Utilities recover costs for asbestos lawsuits, workers’ compensation and environmental remediation pursuant to their current rate plans. Generally, changes during the terms of the rate plans to the amounts accrued for these contingencies would not impact earnings.

90	CON EDISON ANNUAL REPORT 2021

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

Where the Companies are required to make mark-to-market estimates pursuant to the accounting rules, the estimates of gains and losses at a particular period end do not reflect the end results of particular transactions, and will most likely not reflect the actual gain or loss at the conclusion of a transaction. Substantially all of the estimated gains or losses are based on prices supplied by external sources such as the fair value of exchange-traded futures and options and the fair value of positions for which price quotations are available through or derived from brokers or other market sources. See Note Q to the financial statements in Item 8.
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

Con Edison evaluated its equity method investments and concluded that as of December 31, 2020 and 2021 that the fair value of its investment in Mountain Valley Pipeline, LLC (MVP) declined below its carrying value and the decline is other-than-temporary. Accordingly, Con Edison recorded pre-tax impairment losses of $320 million ($223 million after tax) and $231 million ($162 million after tax) for the years ended December 31, 2020 and 2021, respectively, that reduced the carrying value of its investment in MVP from $662 million to $342 million with an associated deferred tax asset of $53 million for the year ended December 31, 2020 and from $342 million to $111 million with an additional $77 million associated deferred tax asset for the year ended December 31, 2021, totaling a deferred tax asset of $130 million at period end. See “Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A to the financial statements in Item 8.

There is risk that the fair value of Con Edison’s investment in MVP may be further or fully impaired in the future. There are ongoing legal and regulatory matters that must be resolved favorably before the project can be completed. Assumptions and estimates used to test Con Edison’s investment in MVP for impairment, including the likelihood of project completion, may change if adverse or delayed resolutions to the Project’s pending legal and regulatory challenges were to occur, which could have a material adverse effect on the fair value of Con Edison’s investment in MVP.

In May 2021, a subsidiary of Con Edison Gas Pipeline and Storage, LLC (CET Gas) entered into a purchase and sale agreement pursuant to which the subsidiary and its joint venture partner agreed to sell their combined interests in Stagecoach Gas Services LLC (Stagecoach) for a total of $1,225 million, of which $629 million was attributed to CET Gas for its 50 percent interest, subject to closing adjustments. The purchase and sale agreement contemplated a two-stage closing, the first of which was completed in July 2021 and the second of which was completed in November 2021.

As a result of information made available to Stagecoach as part of the sale process, Stagecoach performed impairment tests that resulted in Stagecoach recording impairment charges of $414 million for the year ended December 31, 2021. Accordingly, Con Edison recorded pre-tax impairment losses on its 50 percent interest in Stagecoach of $212 million ($147 million after-tax), including working capital and transaction cost adjustments, within "Investment income/(loss)" on Con Edison's consolidated income statement for the year ended December 31, 2021.

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

CON EDISON ANNUAL REPORT 2021	91

and $630 million as of March 31, 2021 and June 30, 2021, respectively, was not impaired. The carrying value of $630 million at June 30, 2021 reflected the final sales price received in July 2021 and the remaining amount received in November 2021, including closing adjustments.

At December 31, 2021 and 2020, Con Edison’s consolidated balance sheet included investments of $853 million and $1,086 million, respectively. See “Investments” in Note A and Note W to the financial statements in Item 8.

Allowance for Uncollectible Accounts
The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. For the Utilities’ customer accounts receivable allowance for uncollectible accounts, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, bankruptcy rates and aged customer accounts receivable balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. During the COVID-19 pandemic, the historical write-off rate was determined based on an historical weather event with a significant impact to the Companies’ service territory. During the COVID-19 pandemic, Con Edison's and CECONY's allowances for uncollectible accounts increased from $70 million and $65 million to $317 million and $304 million, respectively. See "COVID-19 Regulatory Matters" in Note B and “Allowance for Uncollectible Accounts" in Note N to the financial statements in Item 8.

Asset Retirement Obligations (AROs)
AROs are computed as the present value of the estimated costs for an asset's future retirement and are recorded in the period in which the liability is incurred. The estimated costs are capitalized as part of the related long-lived asset and depreciated over the asset's useful life. CECONY and O&R, as rate-regulated entities, recognize Regulatory Assets or Liabilities as a result of timing differences between the recording of costs and costs recovered through the ratemaking process. Because quoted market prices are not available for AROs, the Companies estimate the fair value of AROs by calculating discounted cash flows that are dependent upon various assumptions including estimated retirement dates, discount rates, inflation rates, the timing and amount of future cash outlays, and currently available technologies.

The Companies recorded asset retirement obligations associated with the removal of asbestos and asbestos-containing material in their buildings (other than the structures enclosing generating stations and substations), electric equipment and steam and gas distribution systems. The Companies also recorded asset retirement obligations relating to gas and oil pipelines abandoned in place and municipal infrastructure support. See Note T to the financial statements in Item 8.

A 1% increase in the assumed inflation rate used to value the ARO liability as of December 31, 2021 would increase the liability by $42 million and $41 million for Con Edison and CECONY, respectively.

Hypothetical Liquidation at Book Value (HLBV)
For certain investments of the Clean Energy Businesses, Con Edison has determined that the use of HLBV accounting is reasonable and appropriate to attribute income and loss to the tax equity investors. Using the HLBV method, the company's earnings from the projects are adjusted to reflect the income or loss allocable to the tax equity investors calculated based on how the project would allocate and distribute its cash if it were to sell all of its assets for their carrying amounts and liquidate at a particular point in time. Under the HLBV method, the company calculates the liquidation value allocable to the tax equity investors at the beginning and end of each period based on contractual liquidation waterfall calculations and adjusts its income for the period to reflect the change in the liquidation value allocable to the tax equity investors based on the terms of the partnerships' operating agreements. See Note S to the financial statements in Item 8.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

92	CON EDISON ANNUAL REPORT 2021

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses use interest rate swaps to exchange variable-rate project financed debt for a fixed interest rate. See Note Q to the financial statements in Item 8. Con Edison and CECONY estimate that at December 31, 2021, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million and an immaterial amount, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.
Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note P to the financial statements in Item 8.
Con Edison estimates that, as of December 31, 2021, a 10 percent decline in market prices would result in a decline in fair value of $117 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $106 million is for CECONY and $11 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased. The Utilities do not make any margin or profit on the electricity or gas they sell. In accordance with provisions approved by state regulators, the Utilities generally recover from customers the costs they incur for energy purchased for their customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. See “Recoverable Energy Costs” in Note A to the financial statements in Item 8. However, increases in electric and gas commodity prices may contribute to a slower recovery of cash from outstanding customer accounts receivable balances and increases to the allowance for uncollectible accounts, and may result in increases to write-offs of customer accounts receivable balances. In February 2022, the NYSPSC, in response to higher customer bills, requested that CECONY enhance its efforts to mitigate customer bill volatility due to commodity price increases by reassessing its power supply billing practices and improve communications to customers regarding forecasted significant bill increases resulting from commodity price increases.
The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the years ended December 31, 2021 and 2020, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2021	2020
	(Millions of Dollars)
Average for the period	$1	$—
High	3	—
Low	—	—
Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. Con Edison's investment risk also relates to the investments of Con Edison Transmission that are accounted for under the equity method. See “Critical Accounting Estimates – Accounting for Pensions and Other Postretirement Benefits,” above and “Investments” in Note A and Notes E and F to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2021	93

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At December 31, 2021, the pension plan investments consisted of 50 percent equity securities, 38 percent debt securities and 12 percent real estate.
For the Utilities’ pension and other postretirement benefit plans, regulatory accounting treatment is generally applied in accordance with the accounting rules for regulated operations. In accordance with the Statement of Policy issued by the NYSPSC and its current electric, gas and steam rate plans, CECONY defers for payment to or recovery from customers the difference between the pension and other postretirement benefit expenses and the amounts for such expenses reflected in rates. O&R also defers such difference pursuant to its NY rate plans.

Environmental Matters
For information concerning climate change, environmental sustainability, potential liabilities arising from laws and regulations protecting the environment and other environmental matters, see “Environmental Matters” in Item 1 and Note G to the financial statements in Item 8.
Material Contingencies
For information concerning potential liabilities arising from the Companies’ material contingencies, see “Critical Accounting Estimates – Accounting for Contingencies,” above, and Notes B, G and H to the financial statements in Item 8.

94	CON EDISON ANNUAL REPORT 2021

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

CON EDISON ANNUAL REPORT 2021	95

Item 8:    Financial Statements and Supplementary Data

Financial Statements	Page
Supplementary Financial Information

Con Edison
Report of Management on Internal Control Over Financial Reporting	98
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	99
Consolidated Income Statement for the years ended December 31, 2021, 2020, and 2019	102
Consolidated Statement of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	103
Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019	104
Consolidated Balance Sheet at December 31, 2021 and 2020	105
Consolidated Statement of Equity for the years ended December 31, 2021, 2020 and 2019	107
Consolidated Statement of Capitalization at December 31, 2021 and 2020	108

CECONY
Report of Management on Internal Control Over Financial Reporting	111
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	112
Consolidated Income Statement for the years ended December 31, 2021, 2020 and 2019	114
Consolidated Statement of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	115
Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019	116
Consolidated Balance Sheet at December 31, 2021 and 2020	117
Consolidated Statement of Shareholder’s Equity for the years ended December 31, 2021, 2020 and 2019	119
Consolidated Statement of Capitalization at December 31, 2021 and 2020	120

Notes to the Financial Statements	122

Financial Statement Schedules
Con Edison
Schedule I - Condensed Financial Information of Consolidated Edison, Inc. at December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019	192
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019	195
CECONY
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019	195
All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

96	CON EDISON ANNUAL REPORT 2021

Supplementary Financial Information
Selected Quarterly Financial Data for the years ended December 31, 2021 and 2020 (Unaudited)

	2021
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,677	$2,971	$3,613	$3,415
Operating income	860	418	850	697
Net income	419	165	538	224
Basic earnings per share	$1.23	$0.48	$1.52	$0.63
Diluted earnings per share	$1.22	$0.48	$1.52	$0.63
.

	2020
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,234	$2,719	$3,333	$2,960
Operating income	808	479	860	507
Net income	375	190	493	43
Basic earnings per share	$1.13	$0.57	$1.47	$0.13
Diluted earnings per share	$1.12	$0.57	$1.47	$0.13

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

	2021
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$3,205	$2,486	$3,092	$2,932
Operating income	786	321	728	624
Net income	465	128	418	333

	2020
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$2,854	$2,345	$2,872	$2,576
Operating income	742	389	722	457
Net income	406	152	405	222
In the opinion of CECONY, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

CON EDISON ANNUAL REPORT 2021	97

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2021, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Timothy P. Cawley
Timothy P. Cawley
Chairman, President and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 17, 2022

98	CON EDISON ANNUAL REPORT 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Consolidated Edison, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Consolidated Edison, Inc. and its subsidiaries (the "Company") as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

CON EDISON ANNUAL REPORT 2021	99

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

Accounting for the Effects of Regulatory Matters

As described in Notes A and B to the consolidated financial statements, the Company applies the accounting rules for regulated operations, which specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. As of December 31, 2021, there were $3,845 million of deferred costs included in regulatory assets and $4,566 million of regulatory liabilities awaiting potential refund or future rate reductions. Under regulatory accounting rules, if it is probable that incurred costs will be recovered in the future, those costs would be recorded as deferred charges or “regulatory assets.” Similarly, if revenues are recorded for costs expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.” The Company’s regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable state regulators.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are the significant judgment by management in determining the recoverability of certain regulatory assets and the significant auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the recognition of regulatory assets and regulatory liabilities, including evaluating management’s judgments relating to the recoverability of certain regulatory assets.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings and the implementation of new regulatory orders or changes to existing regulatory balances. These procedures also included, among others, evaluating the reasonableness of management’s assessment of impacts arising from correspondence with regulators and changes in laws and regulations; evaluating management’s judgments related to the recoverability of regulatory assets and the establishment of regulatory liabilities; and recalculating regulatory assets and liabilities based on provisions and formulas outlined in rate orders and other correspondence with regulators.

Hypothetical Liquidation at Book Value (HLBV) Calculation of Income or Loss Attributable to Noncontrolling Tax Equity Investor in the CED Nevada Virginia Project

As described in Notes A and S to the consolidated financial statements, in February 2021, the Company entered into an agreement relating to the CED Nevada Virginia project with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows will be allocated. CED Nevada Virginia is a consolidated entity in which the Company has less than a 100 percent membership interest. Management used the HLBV method of accounting to determine the income or loss attributable to its noncontrolling tax equity investor based on the terms of the partnership operating agreement. For the year ended December 31, 2021, the HLBV method of accounting for the CED Nevada Virginia project resulted in $155 million of income for the Company and $158 million of loss attributable to the noncontrolling tax equity investor.

The principal considerations for our determination that performing procedures relating to the HLBV calculation of income or loss attributable to noncontrolling tax equity investor in the CED Nevada Virginia project is a critical audit matter are the significant complexity in applying the HLBV method to determine the income or loss the noncontrolling tax equity investor would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the partnership operating agreement and the significant auditor subjectivity and effort in

100	CON EDISON ANNUAL REPORT 2021

performing procedures and evaluating audit evidence related to the HLBV method based on the terms of the partnership operating agreement in the initial year. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s preparation and review of the HLBV method for the CED Nevada Virginia project to allocate income or loss to the noncontrolling tax equity investor. These procedures also included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent calculation of the income or loss attributable to the noncontrolling tax equity investor based on the terms of the partnership operating agreement, (ii) comparing the independent calculation of the income or loss attributable to the noncontrolling tax equity investor to management’s HLBV calculation, and (iii) testing the completeness and accuracy of data used as inputs into the independent calculation.

Partial Impairment of the Equity Method Investment in Mountain Valley Pipeline LLC ("MVP")

As described in Note A to the consolidated financial statements, the balance of the Company’s equity method investment in MVP, a company developing a proposed gas transmission project (“Project”), was $111 million as of December 31, 2021. Management periodically evaluates its equity method investments to determine whether an other-than-temporary decline in carrying value has occurred and an impairment exists. Management determined that actions taken by the U.S. Court of Appeals for the Fourth Circuit, along with the potential outcome of other matters pending before that Court, may lead to further delays and increased project costs, constituting a triggering event which required management to test its investment in MVP for an other-than-temporary impairment as of December 31, 2021. In response to the triggering event, management assessed the value of its equity investment in the Project to determine whether the fair value of its investment in MVP had declined below its carrying value on an other-than-temporary basis as of December 31, 2021. The estimated fair value of the investment was determined using a discounted cash flow analysis. The analysis discounted probability-weighted future cash flows, including revenues based on long-term firm transportation contracts, that are secured for the first 20 years following completion of the Project. Based on the discounted cash flow analysis, management concluded as of December 31, 2021 that the fair value of its investment in MVP declined below its carrying value and the declines were other-than-temporary. Accordingly, management recorded a pre-tax impairment loss of $231 million ($162 million, after tax), for the year ended December 31, 2021 to reduce the carrying value of its investment in MVP from $342 million to $111 million. Management determined that the likelihood that the Project will be completed is the most significant and sensitive assumption.
The principal considerations for our determination that performing procedures relating to the partial impairment of the equity method investment in MVP is a critical audit matter are (i) the significant judgment by management when developing the model for the discounted cash flow analysis and determining the significant assumption of the likelihood that the Project will be completed, used to estimate the fair value of the investment, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s model and significant assumption related to the likelihood that the Project will be completed.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment for the equity method investment in MVP, including controls over the model for the discounted cash flow analysis and determination of the significant assumption related to the likelihood that the Project will be completed. These procedures also included, among others, (i) testing management’s process for estimating the fair value of the investment in MVP; (ii) evaluating the appropriateness of the model for the discounted cash flow analysis used by management to estimate the fair value of the investment in MVP; (iii) testing the completeness and accuracy of the underlying data used in the model for the discounted cash flow analysis; and (iv) evaluating the reasonableness of the significant assumption used by management related to the likelihood that the Project will be completed. Evaluating management’s assumption related to the likelihood that the Project will be completed involved evaluating whether the assumption used by management was reasonable considering (i) the status of matters pending with the relevant authorities and (ii) external market and industry data.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 17, 2022
We have served as the Company’s or its predecessors' auditor since 1938.

CON EDISON ANNUAL REPORT 2021	101

Consolidated Edison, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2021	2020	2019
OPERATING REVENUES
Electric	$9,485	$8,730	$8,694
Gas	2,638	2,269	2,391
Steam	532	508	627
Non-utility	1,021	739	862
TOTAL OPERATING REVENUES	13,676	12,246	12,574
OPERATING EXPENSES
Purchased power	1,835	1,600	1,546
Fuel	229	156	207
Gas purchased for resale	690	527	880
Other operations and maintenance	3,254	2,814	3,175
Depreciation and amortization	2,032	1,920	1,684
Taxes, other than income taxes	2,810	2,575	2,406
TOTAL OPERATING EXPENSES	10,850	9,592	9,898
OPERATING INCOME	2,826	2,654	2,676
OTHER INCOME (DEDUCTIONS)
Investment income (loss)	(420)	(214)	96
Other income	22	23	45
Allowance for equity funds used during construction	21	17	14
Other deductions	(161)	(227)	(104)
TOTAL OTHER INCOME (DEDUCTIONS)	(538)	(401)	51
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,288	2,253	2,727
INTEREST EXPENSE
Interest on long-term debt	930	915	888
Other interest	(14)	118	116
Allowance for borrowed funds used during construction	(11)	(14)	(13)
NET INTEREST EXPENSE	905	1,019	991
INCOME BEFORE INCOME TAX EXPENSE	1,383	1,234	1,736
INCOME TAX EXPENSE	190	90	296
NET INCOME	$1,193	$1,144	$1,440
(Loss) Income attributable to non-controlling interest	$(153)	$43	$97
NET INCOME FOR COMMON STOCK	$1,346	$1,101	$1,343
Net income per common share — basic	$3.86	$3.29	$4.09
Net income per common share — diluted	$3.85	$3.28	$4.08
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC (IN MILLIONS)	348.4	334.8	328.5
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED (IN MILLIONS)	349.4	335.7	329.5
The accompanying notes are an integral part of these financial statements.

102	CON EDISON ANNUAL REPORT 2021

Consolidated Edison, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
NET INCOME	$1,193	$1,144	$1,440
LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	153	(43)	(97)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	30	(6)	(5)
Other income, net of taxes	—	—	2
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	30	(6)	(3)
COMPREHENSIVE INCOME	$1,376	$1,095	$1,340
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2021	103

Consolidated Edison, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
OPERATING ACTIVITIES
Net Income	$1,193	$1,144	$1,440
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	2,032	1,920	1,684
Impairment of assets	443	320	—
Deferred income taxes	133	85	308
Rate case amortization and accruals	(16)	(40)	(116)
Common equity component of allowance for funds used during construction	(21)	(17)	(14)
Net derivative (gains)/losses	(53)	57	27
Gain on Sale of Assets	—	—	(14)
Unbilled revenue and net unbilled revenue deferrals	(53)	(1)	(3)
Other non-cash items, net	148	49	(26)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	(411)	(543)	23
Allowance for uncollectible accounts – customers	169	78	8
Materials and supplies, including fuel oil and gas in storage	(82)	(4)	6
Revenue decoupling mechanism receivable	(53)	(61)	(76)
Other receivables and other current assets	(103)	(134)	54
Taxes receivable	13	(6)	29
Prepayments	(24)	(11)	(73)
Accounts payable	44	170	10
Pensions and retiree benefits obligations, net	266	285	357
Pensions and retiree benefits contributions	(472)	(478)	(357)
Accrued taxes	(46)	74	10
Accrued interest	4	(4)	24
Superfund and environmental remediation costs	(10)	(22)	(9)
Distributions from equity investments	18	39	57
System benefit charge	(34)	(119)	20
Deferred charges, noncurrent assets and other regulatory assets	(563)	(653)	(492)
Deferred credits and other regulatory liabilities	175	10	278
Other current and noncurrent liabilities	36	60	(21)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,733	2,198	3,134
INVESTING ACTIVITIES
Utility construction expenditures	(3,630)	(3,326)	(3,238)
Cost of removal less salvage	(323)	(310)	(295)
Non-utility construction expenditures	(323)	(583)	(248)
Investments in electric and gas transmission projects	(30)	(3)	(205)
Investments in/acquisitions of renewable electric projects	—	(24)	(10)
Proceeds from sale of assets	629	—	192
Divestiture of renewable electric projects	183	—	—
Other investing activities	10	22	22
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,484)	(4,224)	(3,782)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(382)	178	(874)
Issuance of long-term debt	2,804	2,925	3,017
Retirement of long-term debt	(1,960)	(518)	(1,195)
Debt issuance costs	(40)	(47)	(32)
Common stock dividends	(1,030)	(975)	(924)
Issuance of common shares - public offering	775	640	825
Issuance of common shares for stock plans	60	58	54
Distribution to noncontrolling interest	(23)	(16)	(12)
Sale of equity interest	257	—	—
NET CASH FLOWS FROM FINANCING ACTIVITIES	461	2,245	859
CASH, TEMPORARY CASH INVESTMENTS AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(290)	219	211
BALANCE AT BEGINNING OF PERIOD	1,436	1,217	1,006
BALANCE AT END OF PERIOD	$1,146	$1,436	$1,217

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$924	$920	$876
Income taxes	$9	$38	($26)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$457	$478	$336
Issuance of common shares for dividend reinvestment	$49	$48	$47
Software licenses acquired but unpaid as of end of period	$23	$51	$80
Equipment acquired but unpaid as of end of period	$22	$28	$33

The accompanying notes are an integral part of these financial statements.

104	CON EDISON ANNUAL REPORT 2021

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$992	$1,272
Accounts receivable — customers, net allowance for uncollectible accounts of $317 and $148 in 2021 and 2020, respectively	1,943	1,701
Other receivables, net allowance for uncollectible accounts of $22 and $7 in 2021 and 2020, respectively	298	278
Taxes receivable	13	26
Accrued unbilled revenue	662	599
Fuel oil, gas in storage, materials and supplies, at average cost	437	356
Prepayments	295	271
Regulatory assets	206	266
Restricted cash	154	164
Revenue decoupling mechanism receivable	190	137
Other current assets	361	231
TOTAL CURRENT ASSETS	5,551	5,301
INVESTMENTS	853	1,816
UTILITY PLANT, AT ORIGINAL COST
Electric	34,938	33,315
Gas	12,303	10,847
Steam	2,828	2,696
General	4,170	3,880
TOTAL	54,239	50,738
Less: Accumulated depreciation	12,177	11,188
Net	42,062	39,550
Construction work in progress	2,152	2,474
NET UTILITY PLANT	44,214	42,024
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $626 and $522 in 2021 and 2020, respectively	4,194	3,893
Construction work in progress	188	638
NET PLANT	48,596	46,555
OTHER NONCURRENT ASSETS
Goodwill	439	446
Intangible assets, net accumulated amortization of $297 and $228 in 2021 and 2020, respectively	1,293	1,460
Operating lease right-of-use-asset	809	837
Regulatory assets	3,639	6,195
Pension and Retiree Benefits	1,654	—
Other deferred charges and noncurrent assets	282	285
TOTAL OTHER NONCURRENT ASSETS	8,116	9,223
TOTAL ASSETS	$63,116	$62,895
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2021	105

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$440	$1,967
Term Loan	—	165
Notes payable	1,488	1,705
Accounts payable	1,497	1,475
Customer deposits	300	311
Accrued taxes	104	150
Accrued interest	151	149
Accrued wages	113	108
Fair value of derivative liabilities	152	238
Regulatory liabilities	185	36
System benefit charge	423	528
Operating lease liabilities	113	96
Other current liabilities	461	426
TOTAL CURRENT LIABILITIES	5,427	7,354
NONCURRENT LIABILITIES
Provision for injuries and damages	183	178
Pensions and retiree benefits	737	2,257
Superfund and other environmental costs	940	857
Asset retirement obligations	577	576
Fair value of derivative liabilities	84	240
Deferred income taxes and unamortized investment tax credits	6,873	6,475
Operating lease liabilities	717	764
Regulatory liabilities	4,381	4,513
Other deferred credits and noncurrent liabilities	257	234
TOTAL NONCURRENT LIABILITIES	14,749	16,094
LONG-TERM DEBT	22,604	20,382
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
EQUITY
Common shareholders’ equity	20,037	18,847
Noncontrolling interest	299	218
TOTAL EQUITY (See Statement of Equity)	20,336	19,065
TOTAL LIABILITIES AND EQUITY	$63,116	$62,895
The accompanying notes are an integral part of these financial statements.

106	CON EDISON ANNUAL REPORT 2021

Consolidated Edison, Inc.
Consolidated Statement of Equity

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
	Shares	Amount			Shares	Amount				Total
BALANCE AS OF DECEMBER 31, 2018	321	$34	$7,117	$10,728	23	$(1,038)	$(99)	$(16)	$113	$16,839
Net income				1,343					97	1,440
Common stock dividends ($2.96 per share)				(971)						(971)
Issuance of common shares - public offering	12	1	835				(11)			825
Issuance of common shares for stock plans			102							102
Other comprehensive income								(3)		(3)
Noncontrolling interest									(19)	(19)
BALANCE AS OF DECEMBER 31, 2019	333	$35	$8,054	$11,100	23	$(1,038)	$(110)	$(19)	$191	$18,213
Net income				1,101					43	1,144
Common stock dividends ($3.06 per share)				(1,023)						(1,023)
Issuance of common shares - public offering	9	1	641				(2)			640
Issuance of common shares for stock plans			113							113
Other comprehensive income								(6)		(6)
Noncontrolling interest									(16)	(16)
BALANCE AS OF DECEMBER 31, 2020	342	$36	$8,808	$11,178	23	$(1,038)	$(112)	$(25)	$218	$19,065
Net income (loss)				1,346					(153)	1,193
Common stock dividends ($3.10 per share)				(1,079)						(1,079)
Issuance of common shares - public offering	10	1	775				(10)			766
Issuance of common shares for stock plans	2		127							127
Other comprehensive income								30		30
Distributions to noncontrolling interests									(23)	(23)
Net proceeds from sale of equity interest									257	257
BALANCE AS OF DECEMBER 31, 2021	354	$37	$9,710	$11,445	23	$(1,038)	$(122)	$5	$299	$20,336

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2021	107

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(In Millions)	2021	2020	2021	2020
TOTAL EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	354	342	$20,032	$18,872
Pension plan liability adjustments, net of taxes			7	(23)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(2)	(2)
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES			5	(25)
Equity			20,037	18,847
Noncontrolling interest			299	218
TOTAL EQUITY (See Statement of Equity)			$20,336	$19,065
The accompanying notes are an integral part of these financial statements.

108	CON EDISON ANNUAL REPORT 2021

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2021	2020
DEBENTURES:
2021	2.00	2016A	$—	$500
2021	0.60	2018C	—	640
2023	0.65	2020A	650	650
2024	3.30	2014B	250	250
2026	2.90	2016B	250	250
2027	6.50	1997F	80	80
2027	3.125	2017B	350	350
2028	3.80	2018A	300	300
2028	4.00	2018D	500	500
2029	2.94	2019B	44	44
2030	3.35	2020A	600	600
2030	2.02	2020A	35	35
2031	2.40	2021A	900	—
2031	2.31	2021A	45	—
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	6.00	2009B	60	60
2039	5.50	2009C	600	600
2039	3.46	2019C	38	38
2040	5.70	2010B	350	350
2040	5.50	2010B	115	115
2042	4.20	2012A	400	400
2043	3.95	2013A	700	700
2044	4.45	2014A	850	850
2045	4.50	2015A	650	650
2045	4.95	2015A	120	120
2045	4.69	2015B	100	100
2046	3.85	2016A	550	550
2046	3.88	2016A	75	75
2047	3.875	2017A	500	500
2048	4.65	2018E	600	600
2048	4.35	2018A	125	125
2048	4.35	2018B	25	25
2049	4.125	2019A	700	700
2049	3.73	2019A	43	43
2050	3.95	2020B	1,000	1,000
2050	3.24	2020B	40	40
2051	3.17	2021B	30	—
2051	3.20	2021C	600	—
2054	4.625	2014C	750	750
2056	4.30	2016C	500	500
2057	4.00	2017C	350	350
2058	4.50	2018B	700	700

CON EDISON ANNUAL REPORT 2021	109

2059	3.70	2019B	600	600
2060	3.00	2020C	600	600
2061	3.60	2021B	750	—
TOTAL DEBENTURES			19,750	18,565
 Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2021	2020
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2036	0.10	(a)	2010A	225	225
2039	0.10	(a)	2004C	99	99
2039	0.09	(a)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				450	450
PROJECT DEBT:
2023	4.07	(b)	Copper Mountain Solar 2	192	204
2024-2032	3.77 - 4.52		Coram	—	141
2025	4.12	(b)	Copper Mountain Solar 3	247	264
2026	3.72	(b)	CED Southwest	418	437
2028	4.41		Wind Holdings	95	109
2028	3.42	(b)	Copper Mountain Solar 1	49	56
2028	3.39	(b)	CED California Texas	248	—
2031	2.24 - 3.03		Mesquite Solar 1	165	180
2031-2038	5.25 - 4.95		Texas Solar 4	52	54
2036	3.94		California Solar 2	88	93
2036	4.07		California Solar 3	79	82
2037	4.78		California Solar	171	178
2038	3.82		California Solar 4	271	284
2039	4.82		Broken Bow II	65	67
2040	4.53		Texas Solar 5	135	140
2041	4.21		Texas Solar 7	184	192
2042	4.45		Upton County Solar	83	87
2046	3.77		CED Nevada Virginia	228	—
Other project debt				7	10
TOTAL PROJECT DEBT				2,777	2,578
Other long-term debt				293	971
Unamortized debt expense				(177)	(168)
Unamortized debt discount				(49)	(47)
TOTAL				23,044	22,349
Less: Long-term debt due within one year				440	1,967
TOTAL LONG-TERM DEBT				22,604	20,382
TOTAL CAPITALIZATION				$42,641	$39,229
(a) Rates reset weekly; December 31, 2021 rates shown.
(b) December 31, 2021 effective rates shown, reflecting variable interest rates on the debt that are reset quarterly or semi-annually and the effect of applicable interest rate swaps, if any.

The accompanying notes are an integral part of these financial statements.

110	CON EDISON ANNUAL REPORT 2021

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2021, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Timothy P. Cawley
Timothy P. Cawley
Chairman and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 17, 2022

CON EDISON ANNUAL REPORT 2021	111

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholder of Consolidated Edison Company of New York, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Consolidated Edison Company of New York, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

112	CON EDISON ANNUAL REPORT 2021

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
Accounting for the Effects of Regulatory Matters

As described in Notes A and B to the consolidated financial statements, the Company applies the accounting rules for regulated operations, which specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. As of December 31, 2021, there were $3,504 million of deferred costs included in regulatory assets and $4,055 million of regulatory liabilities awaiting potential refund or future rate reductions. Under regulatory accounting rules, if it is probable that incurred costs will be recovered in the future, those costs would be recorded as deferred charges or “regulatory assets.” Similarly, if revenues are recorded for costs expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.” The Company’s regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable state regulators.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are the significant judgment by management in determining the recoverability of certain regulatory assets and the significant auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the recognition of regulatory assets and regulatory liabilities, including evaluating management’s judgments relating to the recoverability of certain regulatory assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings and the implementation of new regulatory orders or changes to existing regulatory balances. These procedures also included, among others, evaluating the reasonableness of management’s assessment of impacts arising from correspondence with regulators and changes in laws and regulations; evaluating management’s judgments related to the recoverability of regulatory assets and the establishment of regulatory liabilities; and recalculating regulatory assets and liabilities based on provisions and formulas outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 17, 2022
We have served as the Company’s auditor since 1938.

CON EDISON ANNUAL REPORT 2021	113

Consolidated Edison Company of New York, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
OPERATING REVENUES
Electric	$8,806	$8,103	$8,062
Gas	2,378	2,036	2,132
Steam	532	508	627
TOTAL OPERATING REVENUES	11,716	10,647	10,821
OPERATING EXPENSES
Purchased power	1,633	1,432	1,357
Fuel	229	156	207
Gas purchased for resale	541	426	606
Other operations and maintenance	2,452	2,269	2,635
Depreciation and amortization	1,705	1,598	1,373
Taxes, other than income taxes	2,696	2,456	2,295
TOTAL OPERATING EXPENSES	9,256	8,337	8,473
OPERATING INCOME	2,460	2,310	2,348
OTHER INCOME (DEDUCTIONS)
Investment and other income	16	19	40
Allowance for equity funds used during construction	19	14	12
Other deductions	(143)	(204)	(87)
TOTAL OTHER INCOME (DEDUCTIONS)	(108)	(171)	(35)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,352	2,139	2,313
INTEREST EXPENSE
Interest on long-term debt	759	718	672
Other interest	13	33	67
Allowance for borrowed funds used during construction	(10)	(12)	(11)
NET INTEREST EXPENSE	762	739	728
INCOME BEFORE INCOME TAX EXPENSE	1,590	1,400	1,585
INCOME TAX EXPENSE	246	215	335
NET INCOME	$1,344	$1,185	$1,250
The accompanying notes are an integral part of these financial statements.

114	CON EDISON ANNUAL REPORT 2021

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
NET INCOME	$1,344	$1,185	$1,250
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	7	(1)	(3)
Other income, net of taxes	—	—	2
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	7	(1)	(1)
COMPREHENSIVE INCOME	$1,351	$1,184	$1,249
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2021	115

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$1,344	$1,185	$1,250
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,705	1,598	1,373
Deferred income taxes	124	168	128
Rate case amortization and accruals	(16)	(40)	(117)
Common equity component of allowance for funds used during construction	(19)	(14)	(12)
Gain on Sale of Assets	—	—	(14)
Unbilled revenue and net unbilled revenue deferrals	(16)	(47)	(3)
Other non-cash items, net	33	(8)	—
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	(412)	(516)	3
Allowance for uncollectible accounts - customers	166	74	7
Materials and supplies, including fuel oil and gas in storage	(78)	2	11
Revenue decoupling mechanism receivable	(62)	(53)	(76)
Other receivables and other current assets	(85)	(49)	54
Accounts receivables from affiliated companies	96	(61)	141
Prepayments	(53)	19	(61)
Accounts payable	65	145	(7)
Accounts payable to affiliated companies	(4)	9	(4)
Pensions and retiree benefits obligations, net	283	253	330
Pensions and retiree benefits contributions	(433)	(438)	(325)
Superfund and environmental remediation costs	(18)	(30)	(12)
Accrued taxes	(54)	61	11
Accrued taxes to affiliated companies	9	1	—
Accrued interest	1	13	1
System benefit charge	(32)	(112)	18
Deferred charges, noncurrent assets and other regulatory assets	(544)	(603)	(486)
Deferred credits and other regulatory liabilities	128	92	306
Other current and noncurrent liabilities	58	44	(14)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,186	1,693	2,502
INVESTING ACTIVITIES
Utility construction expenditures	(3,413)	(3,112)	(3,028)
Cost of removal less salvage	(316)	(304)	(288)
Proceeds from sale of assets	—	—	192
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,729)	(3,416)	(3,124)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(299)	523	(55)
Issuance of long-term debt	2,250	2,200	1,300
Retirement of long-term debt	(640)	(350)	(475)
Debt issuance costs	(27)	(34)	(21)
Capital contribution by parent	1,100	500	900
Dividend to parent	(988)	(982)	(912)
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,396	1,857	737
CASH, TEMPORARY CASH INVESTMENTS AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(147)	134	115
BALANCE AT BEGINNING OF PERIOD	1,067	933	818
BALANCE AT END OF PERIOD	$920	$1,067	$933

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest	$739	$693	$676
Income taxes	$5	$102	$73
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$406	$417	$285
Software licenses acquired but unpaid as of end of period	$22	$48	$76
Equipment acquired but unpaid as of end of period	$22	$28	$33
The accompanying notes are an integral part of these financial statements.

116	CON EDISON ANNUAL REPORT 2021

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$920	$1,067
Accounts receivable – customers, net allowance for uncollectible accounts of $304 and $138 in 2021 and 2020, respectively	1,841	1,595
Other receivables, net allowance for uncollectible accounts of $19 and $4 in 2021 and 2020, respectively	121	134
Taxes receivable	5	8
Accrued unbilled revenue	549	523
Accounts receivable from affiliated companies	38	134
Fuel oil, gas in storage, materials and supplies, at average cost	369	291
Prepayments	212	159
Regulatory assets	188	244
Revenue decoupling mechanism receivable	191	129
Other current assets	269	123
TOTAL CURRENT ASSETS	4,703	4,407
INVESTMENTS	608	541
UTILITY PLANT AT ORIGINAL COST
Electric	32,846	31,327
Gas	11,321	9,921
Steam	2,828	2,696
General	3,854	3,585
TOTAL	50,849	47,529
Less: Accumulated depreciation	11,223	10,297
Net	39,626	37,232
Construction work in progress	1,985	2,320
NET UTILITY PLANT	41,611	39,552
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2021 and 2020	2	2
NET PLANT	41,613	39,554
OTHER NONCURRENT ASSETS
Regulatory assets	3,316	5,745
Operating lease right-of-use asset	545	578
Pension and Retiree Benefits	1,677	—
Other deferred charges and noncurrent assets	193	142
TOTAL OTHER NONCURRENT ASSETS	5,731	6,465
TOTAL ASSETS	$52,655	$50,967
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2021	117

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$—	$640
Notes payable	1,361	1,660
Accounts payable	1,285	1,232
Accounts payable to affiliated companies	18	22
Customer deposits	285	296
Accrued taxes	78	132
Accrued taxes to affiliated companies	10	1
Accrued interest	127	126
Accrued wages	103	97
Fair value of derivative liabilities	88	163
Regulatory liabilities	134	11
System benefit charge	372	475
Operating lease liabilities	90	73
Other current liabilities	370	319
TOTAL CURRENT LIABILITIES	4,321	5,247
NONCURRENT LIABILITIES
Provision for injuries and damages	178	172
Pensions and retiree benefits	669	1,943
Superfund and other environmental costs	850	780
Asset retirement obligations	504	508
Fair value of derivative liabilities	40	105
Deferred income taxes and unamortized investment tax credits	6,796	6,411
Operating lease liabilities	462	512
Regulatory liabilities	3,921	4,094
Other deferred credits and noncurrent liabilities	220	197
TOTAL NONCURRENT LIABILITIES	13,640	14,722
LONG-TERM DEBT	18,382	16,149
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	16,312	14,849
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$52,655	$50,967
The accompanying notes are an integral part of these financial statements.

118	CON EDISON ANNUAL REPORT 2021

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Shareholder’s Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2018	235	$589	$4,769	$8,581	$(962)	$(62)	$(5)	$12,910
Net income				1,250				1,250
Common stock dividend to parent				(912)				(912)
Capital contribution by parent			900					900
Other comprehensive income							(1)	(1)
BALANCE AS OF DECEMBER 31, 2019	235	$589	$5,669	$8,919	$(962)	$(62)	$(6)	$14,147
Net income				1,185				1,185
Common stock dividend to parent				(982)				(982)
Capital contribution by parent			500					500
Other comprehensive income							(1)	(1)
BALANCE AS OF DECEMBER 31, 2020	235	$589	$6,169	$9,122	$(962)	$(62)	$(7)	$14,849
Net income				1,344				1,344
Common stock dividend to parent				(988)				(988)
Capital contribution by parent			1,100					1,100
Other comprehensive income							7	7
BALANCE AS OF DECEMBER 31, 2021	235	$589	$7,269	$9,478	$(962)	$(62)	$—	$16,312
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2021	119

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

	Shares outstanding
	December 31,		At December 31,
(In Millions)	2021	2020	2021	2020
TOTAL SHAREHOLDER’S EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	235	235	$16,312	$14,856
Pension plan liability adjustments, net of taxes			1	(5)
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(1)	(2)
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES			—	(7)
TOTAL SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)			$16,312	$14,849
The accompanying notes are an integral part of these financial statements.

120	CON EDISON ANNUAL REPORT 2021

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2021	2020
DEBENTURES:
2021	0.60		2018C	$—	$640
2024	3.30		2014B	250	250
2026	2.90		2016B	250	250
2027	3.125		2017B	350	350
2028	3.80		2018A	300	300
2028	4.00		2018D	500	500
2030	3.35		2020A	600	600
2031	2.40		2021A	900	—
2033	5.875		2003A	175	175
2033	5.10		2003C	200	200
2034	5.70		2004B	200	200
2035	5.30		2005A	350	350
2035	5.25		2005B	125	125
2036	5.85		2006A	400	400
2036	6.20		2006B	400	400
2036	5.70		2006E	250	250
2037	6.30		2007A	525	525
2038	6.75		2008B	600	600
2039	5.50		2009C	600	600
2040	5.70		2010B	350	350
2042	4.20		2012A	400	400
2043	3.95		2013A	700	700
2044	4.45		2014A	850	850
2045	4.50		2015A	650	650
2046	3.85		2016A	550	550
2047	3.875		2017A	500	500
2048	4.65		2018E	600	600
2049	4.125		2019A	700	700
2050	3.95		2020B	1,000	1,000
2051	3.20		2021C	600	—
2054	4.625		2014C	750	750
2056	4.30		2016C	500	500
2057	4.00		2017C	350	350
2058	4.50		2018B	700	700
2059	3.70		2019B	600	600
2060	3.00		2020C	600	600
2061	3.60		2021B	750	—
TOTAL DEBENTURES				18,125	16,515
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2036	0.10	(a)	2010A	225	225
2039	0.10	(a)	2004C	99	99
2039	0.09	(a)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				450	450
Unamortized debt expense				(145)	(130)
Unamortized debt discount				(48)	(46)
TOTAL				18,382	16,789
Less: Long-term debt due within one year				—	640
TOTAL LONG-TERM DEBT				18,382	16,149
TOTAL CAPITALIZATION				$34,694	$30,998
(a) Rates reset weekly; December 31, 2021 rates shown.

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2021	121

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
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern NY and northern NJ and gas service in southeastern NY. Con Edison Clean Energy Businesses, Inc., through its subsidiaries, develops, owns and operates renewable and sustainable energy infrastructure projects and provides energy-related products and services to wholesale and retail customers. Con Edison Transmission, Inc. invests in and seeks to develop electric transmission projects through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and manages, through joint ventures, investments in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas). See "Investments" in Note A and Note W.

122	CON EDISON ANNUAL REPORT 2021

Note A – Summary of Significant Accounting Policies and Other Matters
Principles of Consolidation
The Companies’ consolidated financial statements include the accounts of their respective majority-owned subsidiaries, and variable interest entities (see Note S), as required. All intercompany balances and intercompany transactions have been eliminated.

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

The Utilities’ principal regulatory assets and liabilities are detailed in Note B. In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made, and are paying or being charged with a return on their regulatory liabilities for which a cash inflow has been received. The Utilities’ regulatory assets and liabilities at December 31, 2021 are recoverable from customers, or to be applied for customer benefit, in accordance with rate provisions that have been approved by state regulators.

Other significant accounting policies of the Companies are referenced below in this Note A and in the notes that follow.

Revenues
CECONY’s electric and gas rate plans and O&R’s NY electric and gas rate plans each contain a revenue decoupling mechanism, that covers all residential and most commercial customers, under which the company’s actual energy delivery revenues are compared with the authorized delivery revenues and the difference accrued, with interest, for refund to, or recovery from, customers, as applicable. See “Rate Plans” in Note B.

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

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
Con Edison	$358	$335	$323
CECONY	346	323	312

For information about the Companies' revenue recognition policies, see Note M.

Plant and Depreciation
Utility Plant
Utility plant is stated at original cost. The cost of repairs and maintenance is charged to expense and the cost of betterments is capitalized. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFUDC). The original cost of property is charged to expense over the estimated useful lives of the assets. Upon retirement, the original cost of property is charged to accumulated depreciation. See Note T.

Rates used for AFUDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority

CON EDISON ANNUAL REPORT 2021	123

having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFUDC rates for CECONY were 4.5 percent, 5.2 percent and 5.1 percent for 2021, 2020 and 2019, respectively. The AFUDC rates for O&R were 4.8 percent, 5.3 percent and 5.3 percent for 2021, 2020 and 2019, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rates for CECONY were 3.5 percent for 2021 and 3.5 percent for 2020 and 3.2 percent for 2019. The average depreciation rates for O&R were 3.1 percent for 2021, 3.2 percent for 2020 and 3.0 percent for 2019.

The estimated lives for utility plant for CECONY range from 5 to 85 years for electric, 5 to 90 years for gas, 5 to 80 years for steam and 5 to 55 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric and gas and 5 to 50 years for general plant.

At December 31, 2021 and 2020, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Electric
Generation	$559	$572	$559	$572
Transmission	3,955	3,786	3,658	3,496
Distribution	22,418	21,481	21,240	20,366
General	87	52	87	52
Gas (a)	10,473	9,206	9,748	8,522
Steam	1,924	1,854	1,924	1,854
General	2,566	2,507	2,338	2,286
Held for future use	80	92	72	84
Construction work in progress	2,152	2,474	1,985	2,320
Net Utility Plant	$44,214	$42,024	$41,611	$39,552
(a) Primarily distribution.
General utility plant of Con Edison and CECONY included $79 million and $74 million, respectively, at December 31, 2021, and $86 million and $81 million, respectively, at December 31, 2020, related to a May 2018 acquisition of software licenses. The estimated aggregate annual amortization expense related to the software licenses for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $24 million at December 31, 2021 and $17 million at December 31, 2020.

Under the Utilities’ rate plans, the aggregate annual depreciation allowance for the period ended December 31, 2021 was $1,802 million, including $1,710 million under CECONY’s electric, gas and steam rate plans that have been approved by the NYSPSC.
Non–Utility Plant
Non-utility plant is stated at original cost. For Con Edison, non-utility plant consists primarily of the Clean Energy Businesses’ renewable electric projects. Property, plant and equipment are stated at cost, less accumulated depreciation and include capitalized interest during construction. Depreciation is computed under the straight-line method over the useful lives of the assets. Solar power generating assets and wind power generating assets have useful lives of 35 years and 30, respectively. For the Utilities, non-utility plant consists of land and conduit for telecommunication use. Depreciation on non-utility plant, other than land, is computed using the straight-line method for financial statement purposes over their estimated useful lives, which is 10 years.

Other Deferred Charges and Noncurrent Assets and Prepayments
Other deferred charges and noncurrent assets and prepayments, net of accumulated depreciation, included the following related to implementation costs incurred in cloud computing arrangements:

124	CON EDISON ANNUAL REPORT 2021

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Prepayments (a)(b)	$16	$12	$15	$11
Other Deferred Charges and Noncurrent Assets (a)(b)	$81	$54	$78	$51
(a) Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives.
(b) Depreciation expense related to these assets incurred during the year ended December 31, 2021 for Con Edison and CECONY was $12 million and $11 million, respectively, and for the year ended December 31, 2020 for Con Edison and CECONY was $7 million and $6 million, respectively. Accumulated depreciation related to these assets for Con Edison and CECONY was $22 million and $19 million, respectively at December 31, 2021 and was $10 million and $8 million, respectively at December 31, 2020.

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

Con Edison's intangible assets with definite lives consist primarily of power purchase agreements, which were identified as part of purchase price allocations associated with acquisitions made by the Clean Energy Businesses in 2016 and 2018. At December 31, 2021 and 2020, intangible assets arising from power purchase agreements were $1,290 million and $1,457 million, net of accumulated amortization of $288 million and $220 million, respectively, and are being amortized over the life of each agreement. Excluding power purchase agreements, Con Edison’s other intangible assets were $3 million, net of accumulated amortization of $9 million and $8 million, at December 31, 2021 and 2020, respectively. CECONY’s other intangible assets were immaterial at December 31, 2021 and 2020. Con Edison recorded amortization expense related to its intangible assets of $95 million in 2021, $102 million in 2020, and $99 million in 2019. Con Edison expects amortization expense to be $95 million per year over the next five years. No impairment charges were recorded on Con Edison's long-lived assets or intangible assets with definite lives in 2021 or 2020.
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

CON EDISON ANNUAL REPORT 2021	125

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

Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)
In 2021, a subsidiary of Con Edison Gas Pipeline and Storage, LLC (CET Gas) and its joint venture partner agreed to sell their combined interests in Stagecoach Gas Services LLC (Stagecoach) for a total of $1,225 million, of which $629 million, including closing adjustments, was attributed to CET Gas for its 50 percent interest. The purchase and sale agreement provided for a two-stage closing, the first of which was completed in July 2021 and the second of which was completed in November 2021.

As a result of information made available to Stagecoach as part of the sale process, Stagecoach performed impairment tests that resulted in Stagecoach recording impairment charges of $414 million for the year ended December 31, 2021. Accordingly, Con Edison recorded pre-tax impairment losses on its 50 percent interest in Stagecoach of $212 million ($147 million after-tax), including working capital and transaction cost adjustments, within "Investment income/(loss)" on Con Edison's consolidated income statement for the year ended December 31, 2021.

Stagecoach’s impairment charges and information obtained from the sales process constituted triggering events for Con Edison's investment in Stagecoach as of March 31, 2021 and June 30, 2021. Con Edison evaluated the carrying value of its investment in Stagecoach for other-than-temporary declines in value using income and market-based approaches. Con Edison determined that the carrying value of its investment in Stagecoach of $667 million and $630 million as of March 31, 2021 and June 30, 2021, respectively, was not impaired. The carrying value of $630 million at June 30, 2021 reflected the final sales price received in July 2021 and the remaining amount received in November 2021, including closing adjustments.

2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)
In January 2016, Con Edison Gas Pipeline and Storage, LLC (CET Gas), an indirect subsidiary of Con Edison, acquired a 12.5 percent equity interest in MVP, a company developing a proposed 300-mile gas transmission project (the Project) in West Virginia and Virginia. During 2019, Con Edison exercised its right to limit, and did limit, its cash contributions to the joint venture to approximately $530 million, which reduced CET Gas' interest in MVP to 11.3 percent and 10.2 percent as of December 31, 2020 and 2021, respectively. CET Gas' interest in MVP is expected to be reduced to 8.5 percent based on the Project's current cost estimate and CET Gas' previous capping of its cash contributions. As of December 31, 2020 and 2021, the Project was approximately 92 percent and 94 percent complete, respectively.

During 2020, progress was made on the construction of the Project, and the U.S. Supreme Court issued favorable decisions in cases unrelated to MVP regarding the permitting process for pipeline construction and water crossings. In November 2020, the U.S. Court of Appeals for the Fourth Circuit issued a stay on the Nationwide Permit 12,

126	CON EDISON ANNUAL REPORT 2021

effectively blocking the Project’s ability to pursue water crossings under that permit. As a result, in November 2020 the Project applied to the FERC for a certificate amendment to bore under water bodies in a portion of the Project in West Virginia, allowing this portion of the pipe to be completed and placed in-service while a plan for the remaining water crossings was pursued. If approved, this certificate amendment would have led to additional Project costs and would have extended the anticipated in-service date. In January 2021, the FERC did not approve the requested certificate amendment. Later in January 2021, the Project indicated its plans to apply for U.S. Army Corps of Engineers individual permits for certain water crossings and a new certificate amendment application to the FERC to bore under other water crossings that, in total, would cover the entire Project length.

The uncertainty related to obtaining necessary water crossing permits, the resulting Project costs and the likelihood of the Project not reaching eventual completion increased as a result of actions taken by the U.S. Court of Appeals for the Fourth Circuit. This action and associated delays constituted a triggering event (the "2020 triggering event") that required Con Edison to test its investment in MVP for an other-than-temporary impairment as of December 31, 2020.

In December 2021, the Virginia Department of Environmental Quality and the West Virginia Department of Environmental Protection both issued water quality certification permits which are required in order for the U.S. Army Corps of Engineers to proceed with the permitting process for construction of certain Project water crossings. In January 2022, the U.S. Court of Appeals for the Fourth Circuit rejected permits for crossings through the Jefferson National Forest issued by the U.S. Forest Service and Bureau of Land Management. In February 2022, the U.S. Court of Appeals for the Fourth Circuit vacated a biological opinion from the U.S. Fish and Wildlife Service, applicable to all remaining construction. The biological opinion had been issued and was the subject of litigation prior to December 31, 2021. Con Edison believes that the February 2022 action by the U.S. Court of Appeals for the Fourth Circuit, along with the potential outcome of other matters pending before that Court, may lead to further delays and increased Project costs, which constituted a triggering event (the “2021 triggering event”) that required Con Edison to test its investment in MVP for an other-than-temporary impairment as of December 31, 2021.

In response to the 2020 triggering event and 2021 triggering event, Con Edison assessed the value of its equity investment in the Project to determine whether the fair value of its investment in MVP had declined below its carrying value on an other-than-temporary basis as of December 31, 2020 and 2021, respectively. The estimated fair value of the investment was determined using a discounted cash flow analysis, which is a level 3 fair value measurement. The analysis discounted probability-weighted future cash flows, including revenues based on long-term firm transportation contracts, that are secured for the first 20 years following completion of the Project. See Note U. Con Edison has also assumed cash flows extending beyond this period. All cash flows were discounted at a pre-tax discount rate of 8.3 percent and then weighted based on Con Edison’s estimate of the likelihood that the Project will be completed. For the 2020 triggering event, Con Edison estimated that the likelihood of Project completion was in the upper end of a reasonably possible range. For the 2021 triggering event, Con Edison anticipated that the Project faces legal and regulatory challenges that make construction completion increasingly remote. The Project faces additional delays and increased costs that could further reduce CET Gas' interest in MVP to below 8 percent based on CET Gas' previous capping of its cash contributions. The likelihood that the Project will be completed and, for 2020, the discount rate, are the most significant and sensitive assumptions; changes in these assumptions may materially change the results of the impairment calculation.

Based on the discounted cash flow analyses, Con Edison concluded as of December 31, 2020 and 2021 that the fair value of its investment in MVP declined below its carrying value and the declines were other-than-temporary. Accordingly, Con Edison recorded a pre-tax impairment loss of $320 million ($223 million, after tax) for the year ended December 31, 2020 that reduced the carrying value of its investment in MVP from $662 million to $342 million, with an associated deferred tax asset of $53 million. Additionally, Con Edison recorded a pre-tax impairment loss of $231 million ($162 million, after tax) for the year ended December 31, 2021 that reduced the carrying value of its investment in MVP from $342 million to $111 million, with an additional $77 million associated deferred tax asset, totaling a deferred tax asset of $130 million at December 31, 2021. The impairments were recorded within “Investment income (loss)” on Con Edison’s Consolidated Income Statement. In addition, Con Edison did not record non-cash equity in earnings from allowance for funds used during construction from MVP beginning in January 2021 and will continue to refrain from recording such amounts until such time as substantial construction activities resume, which would be indicative of probable Project completion.

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

CON EDISON ANNUAL REPORT 2021	127

Summary of Investment Balances
The following investment assets are included in the Companies' consolidated balance sheets at December 31, 2021 and 2020:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
CET Gas investment in Stagecoach Gas Services LLC	$—	$845	$—	$—
CET Gas investment in Mountain Valley Pipeline, LLC (a)	111	342	—	—
Supplemental retirement income plan assets (b)	525	465	499	439
Deferred income plan assets	102	92	102	92
CET Electric investment in New York Transco, LLC (c)	112	69	—	—
Other	3	3	7	10
Total investments	$853	$1,816	$608	$541
(a)At December 31, 2021 and 2020, CET Gas' cash investment in MVP was $530 million. In May 2021, the operator of the Mountain Valley Pipeline indicated that, subject to receipt of certain authorizations and resolution of certain challenges, it is targeting an in-service date for the project of summer 2022 at an overall project cost of approximately $6,200 million excluding allowance for funds used during construction. See "2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)" above.
(b)See Note E.
(c)CET Electric owns a 45.7 percent interest in New York Transco, LLC.

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
In accordance with the Statement of Policy issued by the NYSPSC and its current electric, gas and steam rate plans, CECONY defers for payment to or recovery from customers the difference between such expenses and the amounts for such expenses reflected in rates. O&R also defers such difference pursuant to its NY rate plans. See Note B.
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

128	CON EDISON ANNUAL REPORT 2021

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

Research and Development Costs
Research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
Con Edison	$25	$24	$24
CECONY	24	23	23

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

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the exercise price (see Note O) and its common shares that are subject to forward sale agreements (see Note C). Before the issuance of common shares upon settlement of the forward sale agreements, the shares will be reflected in the company’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreements over the number of shares that could be purchased by the company in the market (based on the average market price during the period) using the proceeds due upon physical settlement (based on the adjusted forward sale price at the end of the reporting period).

CON EDISON ANNUAL REPORT 2021	129

Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2021	2020	2019
Net income for common stock	$1,346	$1,101	$1,343
Weighted average common shares outstanding – basic	348.4	334.8	328.5
Add: Incremental shares attributable to effect of potentially dilutive securities	1.0	0.9	1.0
Adjusted weighted average common shares outstanding – diluted	349.4	335.7	329.5
Net Income per common share – basic	$3.86	$3.29	$4.09
Net Income per common share – diluted	$3.85	$3.28	$4.08

The computation of diluted EPS for the years ended December 31, 2021, 2020 and 2019 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

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

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI, net of taxes, at December 31, 2018 (a)	$(16)	$(5)
OCI before reclassifications, net of tax of $(6) and $(1) for Con Edison and CECONY, respectively	(10)	(3)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison (a)(b)	7	2
Total OCI, net of taxes, at December 31, 2019	(3)	(1)
Accumulated OCI, net of taxes, at December 31, 2019 (a)	$(19)	$(6)
OCI before reclassifications, net of tax of $4 and $1 for Con Edison and CECONY, respectively	(11)	(3)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison (a)(b)	5	2
Total OCI, net of taxes, at December 31, 2020	(6)	(1)
Accumulated OCI, net of taxes, at December 31, 2020 (a)	$(25)	$(7)
OCI before reclassifications, net of tax of $(8) and $(2) for Con Edison and CECONY, respectively	22	5
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(3) and $(1) for Con Edison and CECONY, respectively (a)(b)	8	2
Total OCI, net of taxes, at December 31, 2021	30	7
Accumulated OCI, net of taxes, at December 31, 2021 (a)	$5	$—
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

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At December 31, 2021 and 2020, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

130	CON EDISON ANNUAL REPORT 2021

	At December 31,
	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Cash and temporary cash investments	$992	$1,272	$920	$1,067
Restricted cash (a)	154	164	—	—
Total cash, temporary cash investments and restricted cash	$1,146	$1,436	$920	$1,067
(a)Restricted cash included cash of the Clean Energy Businesses' renewable electric project subsidiaries ($154 million and $164 million at December 31, 2021 and 2020, respectively) that, under the related project debt agreements, is restricted to being used for normal operating expenditures, debt service, and required reserves until the various maturity dates of the project debt.

Use of Hypothetical Liquidation at Book Value
For certain investments of the Clean Energy Businesses, Con Edison has determined that the use of HLBV accounting is reasonable and appropriate to attribute income and loss to the tax equity investors. Using the HLBV method, the company's earnings from the projects are adjusted to reflect the income or loss allocable to the tax equity investors calculated based on how the project would allocate and distribute its cash if it were to sell all of its assets for their carrying amounts and liquidate at a particular point in time. Under the HLBV method, the company calculates the liquidation value allocable to the tax equity investors at the beginning and end of each period based on the contractual liquidation waterfall and adjusts its income for the period to reflect the change in the liquidation value allocable to the tax equity investors based on the terms of the partnerships' operating agreements. See Note S.

CON EDISON ANNUAL REPORT 2021	131

Note B – Regulatory Matters
Rate Plans
The Utilities provide service to NY customers according to the terms of tariffs approved by the NYSPSC. Tariffs for service to customers of Rockland Electric Company (RECO), O&R’s NJ regulated utility subsidiary, are approved by the NJBPU. The tariffs include schedules of rates for service that limit the rates charged by the Utilities to amounts that the Utilities recover from their customers costs approved by the regulator, including capital costs, of providing service to customers as defined by the tariff. The tariffs implement rate plans adopted by state utility regulators in rate orders issued at the conclusion of rate proceedings. Pursuant to the Utilities’ rate plans, there generally can be no change to the charges to customers during the respective terms of the rate plans other than specified adjustments provided for in the rate plans. The Utilities’ rate plans each cover specified periods, but rates determined pursuant to a plan generally continue in effect until a new rate plan is approved by the state utility regulator.
Common provisions of the Utilities’ NY rate plans include:
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

Other revenue adjustments represent positive revenue adjustments, positive incentives, and earnings adjustments mechanisms for achievement of performance standards related to achievement of clean energy goals, safety and other matters.
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

132	CON EDISON ANNUAL REPORT 2021

The following tables contain a summary of the Utilities’ rate plans:

CECONY – Electric
Effective period	January 2017 – December 2019	January 2020 – December 2022 (a)
Base rate changes	Yr. 1 – $195 million (b) Yr. 2 – $155 million (b) Yr. 3 – $155 million (b)	Yr. 1 – $113 million (c) Yr. 2 – $370 million (c) Yr. 3 – $326 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $84 million Yr. 2 – $83 million Yr. 3 – $69 million	Yr. 1 – $267 million (d) Yr. 2 – $269 million (d) Yr. 3 – $272 million (d)
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

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $69 million
Yr. 2 - $74 million
Yr. 3 - $79 million
In 2020 and 2021, the company recorded $34 million and $64 million primarily related to earnings adjustment mechanism incentives for energy efficiency, respectively.

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized electric delivery revenues.
In 2017, 2018 and 2019, the company deferred for customer benefit $45 million, $(6) million and $169 million of revenues, respectively.

Continuation of reconciliation of actual to authorized electric delivery revenues.
In 2020 and 2021, the company deferred for recovery from customers $242 million and $226 million of revenues, respectively.

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

Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 - $450 million
Yr. 2 - $461 million
Yr. 3 - $476 million
In 2020, the company recorded negative revenue adjustments of $5 million. In 2021, the company did not record any negative revenue adjustments.

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
In 2020 and 2021, the company deferred $288 million and $191 million of net regulatory assets, respectively.

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

Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI):
Yr. 1 - $24,491 million
Yr. 2 - $25,092 million
Yr. 3 - $25,708 million
AMI:
Yr. 1 - $572 million
Yr. 2 - $740 million
Yr. 3 - $806 million (h)
The company deferred $4.1 million as a regulatory asset in 2020 and $3.2 million as a regulatory liability in 2021.

Average rate base	Yr. 1 – $18,902 million Yr. 2 – $19,530 million Yr. 3 – $20,277 million	Yr. 1 - $21,660 million Yr. 2 - $22,783 million Yr. 3 - $23,926 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.82 percent Yr. 2 – 6.80 percent Yr. 3 – 6.73 percent	Yr. 1 to Yr. 3 – 6.61 percent
Authorized return on common equity	9.0 percent	8.80 percent

CON EDISON ANNUAL REPORT 2021	133

Actual return on common equity (i) (j)	Yr. 1 – 9.30 percent Yr. 2 – 9.36 percent Yr. 3 – 8.82 percent	Yr. 1 – 8.50 percent Yr. 2 – 8.03 percent
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

In 2020 and 2021, the company had no earnings sharing above the threshold. A reserve of $4.3 million was recorded in 2021 related to a potential adjustment to the excess earnings sharing amount for 2016.

Cost of long-term debt	Yr. 1 – 4.93 percent Yr. 2 – 4.88 percent Yr. 3 – 4.74 percent	Yr. 1 to Yr. 3 – 4.63 percent
Common equity ratio	48 percent	48 percent
(a)In January 2020, the NYSPSC approved the October 2019 Joint Proposal for CECONY's electric rate plan for January 2020 through December 2022. If at the end of any semi-annual period ending June 30 and December 31, Con Edison’s investments in its non-utility businesses exceed 15 percent of its total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, CECONY is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures (see Note U) are not necessary.
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
(g)In addition, the NYSPSC staff has commenced a focused operations audit to investigate CECONY's income tax accounting. Any NYSPSC ordered adjustment to CECONY’s income tax accounting is expected to be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.
(h)Reconciliation of net utility plant for AMI will be done on a combined basis for electric and gas.
(i)Calculated in accordance with the earnings calculation method prescribed in the rate order.
(j)In November 2021, the NYSPSC issued an order that allowed CECONY to recover $43 million of late payment charges and fees that were not billed for the year ended December 31, 2020. The recalculated return on equity for 2020 which reflects the recovery of these fees is 8.81 percent.

In January 2022, CECONY filed a request with the NYSPSC for an electric rate increase of $1,199 million, effective January 2023. The filing reflects a return on common equity of 10.0 percent and a common equity ratio of 50 percent.

The company is requesting provisions pursuant to which expenses for pension and other post-retirement benefits, long-term debt, storm restoration, property taxes, municipal infrastructure support, the impact of new laws, late payment charges, and environmental site investigation and remediation are reconciled to amounts reflected in rates. In addition, the company is proposing a reconciliation and current recovery or surcharge mechanism of uncollectible write-offs to the level in rates and a reconciliation of the impacts of inflation on operation and maintenance expenses under certain circumstances. The company is proposing the continuation of earnings opportunities from Earnings Adjustment Mechanisms for meeting energy efficiency goals. The filing also reflects continuation of the revenue decoupling mechanism and the provisions pursuant to which the company recovers its purchased power and fuel costs from customers.

134	CON EDISON ANNUAL REPORT 2021

The filing includes supplemental information regarding electric rate plans for 2024 and 2025, which the company is not requesting, but would consider through settlement discussions. For purposes of illustration, rate increases of $853 million and $608 million effective January 2024 and 2025, respectively, were calculated based upon an assumed return on common equity of 10.0 percent and a common equity ratio of 50 percent.

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

Potential earnings adjusted mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $20 million
Yr. 2 - $22 million
Yr. 3 - $25 million
In 2020 and 2021, the company recorded $3 million and $26 million of earnings adjustment mechanism incentives for energy efficiency, respectively.

In 2020 and 2021, the company recorded positive incentives of $13 million and $7 million, respectively. In 2021, the company reversed $6 million of positive incentives recorded in 2020 pursuant to an order issued by the NYSPSC in December 2021.

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
In 2020 and 2021, the company deferred for recovery from customers $27 million and $100 million of revenues, respectively.

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

Potential charges if performance targets relating to service, safety and other matters are not met:
Yr. 1 - $81 million
Yr. 2 - $88 million
Yr. 3 - $96 million
In 2020 and 2021, the company did not record any negative revenue adjustments.

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
In 2020 and 2021, the company deferred $91 million and $14 million of net regulatory assets, respectively.

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

Target levels reflected in rates:
Gas average net plant target excluding AMI:
Yr. 1 - $8,108 million
Yr. 2 - $8,808 million
Yr. 3 - $9,510 million
AMI:
Yr. 1 - $142 million
Yr. 2 - $183 million
Yr. 3 - $211 million (h)
In 2020 and 2021, the company deferred $24.7 million and $26 million as a regulatory liability, respectively.

CON EDISON ANNUAL REPORT 2021	135

Average rate base	Yr. 1 – $4,841 million Yr. 2 – $5,395 million Yr. 3 – $6,005 million	Yr. 1 - $7,171 million Yr. 2 - $7,911 million Yr. 3 - $8,622 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.82 percent Yr. 2 – 6.80 percent Yr. 3 – 6.73 percent	Yr. 1 to Yr. 3 – 6.61 percent
Authorized return on common equity	9.0 percent	8.8 percent
Actual return on common equity (i) (j)	Yr. 1 – 9.22 percent Yr. 2 – 9.04 percent Yr. 3 – 8.72 percent	Yr. 1 – 8.40 percent Yr. 2 – 8.48 percent
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

In 2020 and 2021, the company had no earnings above the threshold.

Cost of long-term debt	Yr. 1 – 4.93 percent Yr. 2 – 4.88 percent Yr. 3 – 4.74 percent	Yr. 1 to Yr. 3 – 4.63 percent
Common equity ratio	48 percent	48 percent
(a)In January 2020, the NYSPSC approved the October 2019 Joint Proposal for CECONY's gas rate plan for January 2020 through December 2022. If at the end of any semi-annual period ending June 30 and December 31, Con Edison’s investments in its non-utility businesses exceed 15 percent of its total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, CECONY is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures (see Note U) are not necessary.
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
(e)-(i) See footnotes (e) - (i) to the table under “CECONY Electric,” above.
(j)    In November 2021, the NYSPSC issued an order that allowed CECONY to recover $7 million of late payment charges and fees that were not billed for the year ended December 31, 2020. The recalculated return on equity for 2020 which reflects the recovery of these fees is 8.56 percent.

In January 2022, CECONY filed a request with the NYSPSC for a gas rate increase of $503 million, effective January 2023. The filing reflects a return on common equity of 10.0 percent and a common equity ratio of 50 percent.

The company is requesting provisions pursuant to which expenses for pension and other post-retirement benefits, long-term debt, storm restoration, property taxes, municipal infrastructure support, the impact of new laws, late payment charges, and environmental site investigation and remediation are reconciled to amounts reflected in rates. In addition, the company is proposing a reconciliation and current recovery or surcharge mechanism of uncollectible write-offs to the level in rates and a reconciliation of the impacts of inflation on operation and maintenance expenses under certain circumstances. The company is proposing the continuation of earnings opportunities from Earnings Adjustment Mechanisms for meeting energy efficiency goals. The filing also reflects continuation of the revenue decoupling mechanism and the provisions pursuant to which the company recovers its purchased power and fuel costs from customers. The filed gas revenue requirement includes additional depreciation expense of $48 million. Included in this increase is the impact of the company’s proposal to decrease the service lives for the longer-lived gas accounts by five years.

The filing includes supplemental information regarding gas rate plans for 2024 and 2025, which the company is not requesting, but would consider through settlement discussions. For purposes of illustration, rate increases of $234 million and $218 million effective January 2024 and 2025, respectively, were calculated based upon an assumed return on common equity of 10.0 percent and a common equity ratio of 50 percent.

136	CON EDISON ANNUAL REPORT 2021

CECONY – Steam
Effective period	January 2014 – December 2016 (a)
Base rate changes	Yr. 1 – $(22.4) million (b) Yr. 2 – $19.8 million (b) Yr. 3 – $20.3 million (b) Yr. 4 – None Yr. 5 – None Yr. 6 – None Yr. 7 – None Yr. 8 – None
Amortizations to income of net regulatory (assets) and liabilities	$37 million over three years
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential charges (up to $1 million annually) if certain steam performance targets are not met. In years 2014 through 2021, the company did not record any negative revenue adjustments.
Cost reconciliations (c)(d)
In 2014, 2015, 2016, 2017, 2018, 2019, 2020 and 2021, the company deferred $42 million of net regulatory liabilities, $17 million of net regulatory assets, $8 million and $14 million of net regulatory liabilities, $1 million of net regulatory assets, $8 million of net regulatory liabilities, $35 million of net regulatory assets and $32 million of net regulatory assets, respectively.

Net utility plant reconciliations
Target levels reflected in rates were:
Production:
Yr. 1 – $1,752 million
Yr. 2 – $1,732 million
Yr. 3 – $1,720 million
Distribution:
Yr. 1 – $6 million
Yr. 2 – $11 million
Yr. 3 – $25 million
The company reduced its regulatory liability by $0.1 million in 2014 and immaterial amounts in 2015 and 2016 and no deferrals were recorded in 2017, 2018, 2019. The company reduced its regulatory liability by $1.6 million in 2020 and by $0.6 million in 2021.

Average rate base	Yr. 1 – $1,511 million Yr. 2 – $1,547 million Yr. 3 – $1,604 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent
Authorized return on common equity	9.3 percent
Actual return on common equity (e)	Yr. 1 – 9.82 percent Yr. 2 – 10.88 percent Yr. 3 – 10.54 percent Yr. 4 – 9.51 percent Yr. 5 – 11.73 percent Yr. 6 – 10.45 percent Yr. 7 – 7.91 percent Yr. 8 – 5.99 percent
Earnings sharing
Weather normalized earnings above an annual earnings threshold of 9.9 percent are to be applied to reduce regulatory assets for environmental remediation and other costs.
In 2014, the company had no earnings above the threshold. Actual earnings were $11.5 million and $7.8 million above the threshold in 2015 and 2016, respectively. In 2017, actual earnings were $8.5 million above the threshold, offset in part by a positive adjustment related to 2016 of $4 million. In 2018, actual earnings were $16.5 million above the threshold, and an additional $1.1 million related to 2017 was recorded. In 2019 actual earnings were $5 million above the threshold, offset in part by an adjustment related to 2018 of $2.3 million. In 2020 and 2021, the company had no earnings sharing above the threshold. Reserve adjustments of $0.4 million and $0.2 million were recorded in 2021 related to potential adjustment to the excess earnings sharing amounts for 2016 and 2018, respectively.

CON EDISON ANNUAL REPORT 2021	137

Cost of long-term debt	Yr. 1 – 5.17 percent Yr. 2 – 5.23 percent Yr. 3 – 5.39 percent
Common equity ratio	48 percent
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
(d)In addition, the NYSPSC staff has commenced a focused operations audit to investigate CECONY’s income tax accounting. Any NYSPSC ordered adjustment to CECONY’s income tax accounting is expected to be refunded to or collected from customers, as determined by the NYSPSC. CECONY’s historical inadvertent understatement of its calculation of total federal income tax expense for ratemaking purposes has not been addressed in the current steam rate plan. See "Other Regulatory Matters," below.
(e)Calculated in accordance with the earnings calculation method prescribed in the rate order.

138	CON EDISON ANNUAL REPORT 2021

In October 2021, O&R, the New York State Department of Public Service (NYSDPS) and other parties entered into a Joint Proposal for new electric and gas rate plans for the three-year period January 2022 through December 2024 (the Joint Proposal). The Joint Proposal is subject to NYSPSC approval. The Joint Proposal includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years ($2.8 million); reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity. The following tables contain a summary of the current and proposed rate plans.

O&R New York – Electric
Effective period (a)	January 2019 – December 2021	January 2022 – December 2024
Base rate changes	Yr. 1 – $13.4 million (b) Yr. 2 – $8.0 million (b) Yr. 3 – $5.8 million (b)	Yr. 1 – $4.9 million (i) Yr. 2 – $16.2 million (i) Yr. 3 – $23.1 million (i)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $(1.5) million (c) Yr. 2 – $(1.5) million (c) Yr. 3 – $(1.5) million (c)	Yr. 1 – $11.8 million (j) Yr. 2 – $13.5 million (j) Yr. 3 – $15.2 million (j)
Other revenue sources
Potential earnings adjustment mechanism incentives for peak reduction, energy efficiency, Distributed Energy Resources utilization and other potential incentives of up to:
Yr. 1 - $3.6 million
Yr. 2 - $4.0 million
Yr. 3 - $4.2 million

Potential incentive if performance target related to customer service is met: $0.5 million annually.

In 2019, 2020 and 2021, the company recorded $2.6 million, $1.9 million and $1.8 million of earnings adjustment mechanism incentives for energy efficiency, respectively. In 2019 and 2020, the company recorded $0.2 million and $0.5 million of incentives for customer service, respectively. In 2021, the company did not record incentives for customer service. In 2021, the company reversed the $0.5 million of incentives recorded in 2020 pursuant to the October 2021 Joint Proposal.
Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to: Yr. 1 – $3.3 million Yr. 2 – $2.3 million Yr. 3 – $4.0 million
Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized electric delivery revenues.

In 2019 and 2020, the company deferred $0.1 million and $6 million regulatory assets, respectively. In 2021, $10 million was deferred as regulatory liabilities.
Continuation of reconciliation of actual to authorized electric delivery revenues.
Recoverable energy costs	Continuation of current rate recovery of purchased power costs.	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments
Potential charges if certain performance targets relating to service, reliability and other matters are not met:
Yr. 1 - $4.4 million
Yr. 2 - $4.4 million
Yr. 3 - $4.5 million

In 2019,2020 and 2021, the company did not record any negative revenue adjustments.

Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 – $4.3 million Yr. 2 – $4.4 million Yr. 3 – $5.1 million
Cost reconciliations
Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (d), energy efficiency program (e), major storms, the impact of new laws and certain other costs to amounts reflected in rates (f).

In 2019, 2020 and 2021, the company deferred $4.3 million, $30.3 million and $24 million as net regulatory assets, respectively.

Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (d), energy efficiency program (k), major storms, and certain other costs to amounts reflected in rates.

CON EDISON ANNUAL REPORT 2021	139

Net utility plant reconciliations
Target levels reflected in rates were:
Electric average net plant target excluding advanced metering infrastructure (AMI):
Yr. 1 - $1,008 million
Yr. 2 - $1,032 million
Yr. 3 - $1,083 million
AMI (g):
Yr. 1 - $48 million
Yr. 2 - $58 million
Yr. 3 - $61 million

The company increased regulatory asset by an immaterial amount in 2019, $0.4 million as a regulatory liability in 2020 and an immaterial amount as a regulatory liability in 2021.
Target levels reflected in rates: Electric average net plant target Yr. 1 – $1,175 million Yr. 2 – $1,198 million Yr. 3 – $1,304 million
Average rate base	Yr. 1 – $878 million Yr. 2 – $906 million Yr. 3 – $948 million	Yr. 1 – $1,021 million Yr. 2 – $1,044 million Yr. 3 – $1,144 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.97 percent Yr. 2 – 6.96 percent Yr. 3 – 6.96 percent	Yr. 1 – 6.77 percent Yr. 2 – 6.73 percent Yr. 3 – 6.72 percent
Authorized return on common equity	9.0 percent	9.2 percent
Actual return on common equity (h)	Yr. 1 – 9.6 percent Yr. 2 – 8.76 percent Yr. 3 – 9.16 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.

In 2019, 2020 and 2021, earnings did not exceed the earnings threshold.
Most earnings above an annual earnings threshold of 9.7 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 5.17 percent Yr. 2 – 5.14 percent Yr. 3 – 5.14 percent	Yr. 1 – 4.58 percent Yr. 2 – 4.51 percent Yr. 3 – 4.49 percent
Common equity ratio	48 percent	48 percent
(a)If at the end of any year, Con Edison’s investments in its non-utility businesses exceed 15 percent of Con Edison’s total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, O&R is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures (see Note U) are not necessary.
(b)The electric base rate increases were implemented with increases of: Yr. 1 - $8.6 million; Yr. 2 - $12.1 million; and Yr. 3 - $12.2 million.
(c)Reflects amortization of, among other things, the company’s net benefits under the TCJA prior to January 1, 2019, amortization of net regulatory liability for future income taxes and reduction of previously incurred regulatory assets for environmental remediation costs. Also, for electric, reflects amortization over a six year period of previously incurred incremental major storm costs. See "Other Regulatory Matters," below.
(d)Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr. 1 - 10.0 basis points; Yr. 2 - 7.5 basis points; and Yr. 3 - 5.0 basis points.
(e)Energy efficiency costs are expensed as incurred. Such costs are subject to a downward-only reconciliation over the terms of the electric and gas rate plans. The company will defer for the benefit of customers any cumulative shortfall over the terms of the electric and gas rate plans between actual expenditures and the levels provided in rates.
(f)In addition, the NYSPSC staff has commenced a focused operations audit to investigate O&R’s income tax accounting. Any NYSPSC ordered adjustment to O&R’s income tax accounting is expected to be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.
(g)Net plant reconciliation for AMI expenditures will be implemented for a single category of AMI capital expenditures that includes amounts allocated to both electric and gas customers.
(h)Calculated in accordance with the earnings calculation method prescribed in the rate order.
(i)The Joint Proposal recommends that these base rate changes may be implemented with increases of: Yr. 1 - $11.7 million; Yr. 2 - $11.7 million; and Yr. 3 - $11.7 million.
(j)Reflects amortization of, among other things, previously incurred incremental deferred storm costs over a five-year period. See "Other Regulatory Matters," below
(k)Energy efficiency costs are expensed as incurred. Such costs are subject to a cumulative reconciliation that is evenly distributed over the term of the rate plan subject to the caps set forth in the January 2020 NYSPSC New Efficiency New York (“NENY”) order. If the NYSPSC modifies O&R's NENY budgets during the rate term, such modifications will be reflected at the time of the cumulative reconciliations.

140	CON EDISON ANNUAL REPORT 2021

O&R New York – Gas
Effective period (a)	January 2019 – December 2021	January 2022 – December 2024
Base rate changes	Yr. 1 – $(7.5) million (b) Yr. 2 – $3.6 million (b) Yr. 3 – $0.7 million (b)	Yr. 1 – $0.7 million (i) Yr. 2 – $7.4 million (i) Yr. 3 – $9.9 million (i)
Amortization to income of net regulatory (assets) and liabilities	Yr. 1 – $1.8 million (c) Yr. 2 – $1.8 million (c) Yr. 3 – $1.8 million (c)	Yr. 1 – $0.8 million Yr. 2 – $0.7 million Yr. 3 – $0.3 million
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

In 2019, 2020 and 2021, the company recorded $0.5 million of earnings adjustment mechanism incentives for energy efficiency. In 2019, 2020 and 2021, the company recorded $0.7 million, $0.3 million and $0.2 million of positive incentives, respectively. In 2021, the company reversed $0.3 million of positive incentives recorded in 2020 pursuant to the October 2021 Joint Proposal.

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

In 2019 and 2020, the company deferred $0.8 million and $0.5 million as regulatory assets, respectively. In 2021, $4 million was deferred as a regulatory liability.
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

In 2019, the company recorded a $0.2 million. In 2020 and 2021, the company recorded an immaterial amount of negative revenue adjustments.
Potential charges if performance targets relating to service, safety and other matters are not met: Yr. 1 – $6.3 million Yr. 2 – $6.7 million Yr. 3 – $7.3 million
Cost reconciliations
Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (d), energy efficiency program (e), the impact of new laws and certain other costs to amounts reflected in rates (f).

In 2019 and 2020, the company deferred $6 million as net regulatory liabilities, $1.8 million as net regulatory assets, respectively. In 2021 $8 million were deferred as regulatory assets.

Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (j), energy efficiency program (k), major storms and certain other costs to amounts reflected in rates.

Net utility plant reconciliations
Target levels reflected in rates were:
Gas average net plant target excluding AMI:
Yr. 1 - $593 million
Yr. 2 - $611 million
Yr. 3 - $632 million
AMI (g):
Yr. 1 - $20 million
Yr. 2 - $24 million
Yr. 3 - $25 million

In 2019, 2020 and 2021, the company deferred immaterial amounts as regulatory assets.

Target levels reflected in rates: Gas average net plant target Yr. 1 – $720 million Yr. 2 – $761 million Yr. 3 – $803 million
Average rate base	Yr. 1 – $454 million Yr. 2 – $476 million Yr. 3 – $498 million	Yr. 1 – $566 million Yr. 2 – $607 million Yr. 3 – $649 million

CON EDISON ANNUAL REPORT 2021	141

Weighted average cost of capital (after-tax)	Yr. 1 – 6.97 percent Yr. 2 – 6.96 percent Yr. 3 – 6.96 percent	Yr. 1 – 6.77 percent Yr. 2 – 6.73 percent Yr. 3 – 6.72 percent
Authorized return on common equity	9.0 percent	9.2 percent
Actual return on common equity (h)	Yr. 1 – 8.90 percent Yr. 2 – 9.58 percent Yr. 3 – 10.11 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year. In 2019 and 2020, earnings did not exceed the earnings threshold. In 2021, actual earnings were $1.7 million above the threshold.

Most earnings above an annual earnings threshold of 9.7 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 5.17 percent Yr. 2 – 5.14 percent Yr. 3 – 5.14 percent	Yr. 1 – 4.58 percent Yr. 2 – 4.51 percent Yr. 3 – 4.49 percent
Common equity ratio	0.48	48 percent
(a)If at the end of any year, Con Edison’s investments in its non-utility businesses exceed 15 percent of Con Edison’s total consolidated revenues, assets or cash flow, or if the ratio of holding company debt to total consolidated debt rises above 20 percent, O&R is required to notify the NYSPSC and submit a ring-fencing plan or a demonstration why additional ring-fencing measures (see Note U) are not necessary.
(b)The gas base rate changes were implemented with changes of: Yr. 1 - $(5.9) million; Yr. 2 - $1.0 million; and Yr. 3 - $1.0 million.
(c)-(h) See footnotes (c) - (h) to the table under “O&R New York - Electric,” above.
(i) The Joint Proposal recommends that these base rate changes may be implemented with increases of: Yr. 1 – $4.4 million; Yr. 2 - $4.4 million; and Yr. 3 - $4.4 million.
(j)     Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr. 1 - 10.0 basis points; Yr. 2 - 7.5 basis points; and Yr. 3 - 5.0 basis points.
(k)    See footnote (l) to the table under "O&R New York - Electric," above.

142	CON EDISON ANNUAL REPORT 2021

Rockland Electric Company (RECO)
In December 2021, the NJBPU approved an electric rate increase, effective January 1, 2022, of $9.65 million for RECO. The following table contains a summary of the terms of the distribution rate plans.

RECO
Effective period	March 2017 – January 2020	February 2020 – December 2021	January 2022
Base rate changes	$1.7 million	$12 million	$9.65 million
Amortization to income of net regulatory (assets) and liabilities	$0.2 million over three years and continuation of $(25.6) million of deferred storm costs over four years which expired on July 31, 2018 (a)	$4.8 million over four years.
$0.2 million over three years and $9.2 million of deferred storm costs over a three-year period (excluding $2.4 million of costs for Tropical Storm Henri which will be deferred over a three year period in base rates) and continuation of $10 million over 3 years

COVID-19 costs			Recovery of RECO’s COVID-19 related expenditures will be addressed in a separate petition
Recoverable energy costs	Current rate recovery of purchased power costs.	Current rate recovery of purchased power costs.	Current rate recovery of purchased power costs.
Cost reconciliations	None	None	Reconciliation of uncollectible accounts, Demand Side Management and Clean Energy Program.
Average rate base	$178.7 million	$229.9 million	$262.8 million
Weighted average cost of capital (after-tax)	7.47 percent	7.11 percent	7.08 percent
Authorized return on common equity	9.6 percent	9.5 percent	9.6 percent
Actual return on common equity	Yr. 1 – 7.5 percent Yr. 2 – 5.7 percent	Yr. 1 – 5.4 percent Yr. 2 – 2.3 percent
Cost of long-term debt	5.37 percent	4.88 percent	4.74 percent
Common equity ratio	49.7 percent	48.32 percent	48.51 percent
(a)In January 2016, the NJBPU approved RECO’s plan to spend $15.7 million in capital over three years to harden its electric system against storms, the costs of which RECO, beginning in 2017, is collecting through a customer surcharge.

In January 2022, RECO filed a request with FERC for an increase to its annual transmission revenue requirement from $16.9 million to $20.4 million, effective March 30, 2022. The filing reflects a return on common equity of 11.04 percent and a common equity ratio of 47 percent.

COVID - 19 Regulatory Matters
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

CON EDISON ANNUAL REPORT 2021	143

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In June 2020, the state of NY enacted a law prohibiting NY utilities, including CECONY and O&R, from disconnecting residential customers, and starting in May 2021 small business customers, during the COVID-19 state of emergency, which ended in June 2021. In addition, such prohibitions applied for an additional 180 days after the state of emergency ended (December 21, 2021) for residential and small business customers who experienced a change in financial circumstances due to the COVID-19 pandemic. In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect, commencing December 1, 2021 through December 31, 2022, $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. The company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. Pursuant to the November 2021 order, the company also established a recovery mechanism for CECONY to collect, commencing January 2023 through December 2023, $19 million and $4 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2021 and the company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. In addition, pursuant to the November 2021 order, CECONY established a reserve of $7 million toward addressing customer arrearages for the year ended December 31, 2021. The order also established a surcharge recovery or surcredit mechanism for any late payment charges and fee deferrals, subject to offsetting related savings resulting from the COVID-19 pandemic, for 2022 starting in January of 2024 over a twelve-month period. CECONY resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on September 3, 2021 and October 1, 2021, respectively. O&R resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on October 1, 2021.

The Utilities’ New York rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. The total reserve increases to the allowance for uncollectible accounts from January 1, 2020 through December 31, 2021 reflecting the impact of the COVID-19 pandemic for CECONY electric and gas operations and O&R electric and gas operations were $239 million and $7 million, respectively, and were deferred pursuant to the legislative, regulatory and related actions provisions of the rate plans as a result of the New York State on PAUSE and related executive orders, that have since been lifted, as described above. The Utilities’ NY rate plans also provide for an allowance for write-offs of customer accounts receivable balances. The above amounts deferred pursuant to the legislative, regulatory and related actions provisions were reduced by the amount that the actual write-offs of customer accounts receivable balances were below the allowance reflected in rates which differences were $8 million and $3 million for CECONY and O&R, respectively, from March 1, 2020 through December 31, 2021.

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
In May 2021, CECONY and O&R, along with other large NY utilities, submitted joint comments to the NYSDPS' February 2021 report on New York State’s Energy Affordability Policy. The report recommends, among other things, that residential and commercial customers’ late payment fees and interest on deferred payment agreements be waived until two years after the expiration of the NY State moratorium on utility terminations (the moratorium expired on December 21, 2021) and each utility develop an arrears management program to mitigate the financial burdens of the COVID-19 pandemic on NY households and that program costs be shared, perhaps equally, between shareholders and customers. The May 2021 joint comments stated that it is not necessary for the NYSPSC to adopt

144	CON EDISON ANNUAL REPORT 2021

the report’s COVID-19 related recommendations because NY State already passed laws that address the issues in the report, as described above.

The Utilities’ rate plans have revenue decoupling mechanisms in their NY electric and gas businesses that largely reconcile actual energy delivery revenues to the authorized delivery revenues approved by the NYSPSC per month and reconcile the deferred balances semi-annually under CECONY's electric rate plan (January through June and July through December, respectively) and annually under CECONY's gas rate plan and O&R's NY electric and gas rate plans (January through December). Differences are accrued with interest each month for CECONY's and O&R's NY electric customers and after the annual deferral period ends for CECONY's and O&R's NY gas customers for refund to, or recovery from customers, as applicable. Generally, the refund to or recovery from customers begins August and February of each year over an ensuing six-month period for CECONY's electric customers and February of each year over an ensuing twelve-month period for CECONY's gas and O&R's NY electric and gas customers.

New Jersey State Regulation
In March 2020, New Jersey Governor Murphy declared a Public Health Emergency and State of Emergency for the State of NJ. In June 2021, the Governor ended the emergency declaration. As a result of the emergency declaration, and due to economic conditions, the NJBPU and RECO have worked to mitigate the potential impact of the COVID-19 pandemic on RECO, its customers and other stakeholders. In March 2020, RECO began suspending late payment charges, terminations for non-payment, and no access fees during the COVID-19 pandemic. The suspension of these fees continued through July 31, 2021 and are not material.

In July 2020, the NJBPU authorized RECO and other NJ utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to the COVID-19 pandemic beginning on March 9, 2020, and has extended such deferrals through December 31, 2022. RECO deferred net incremental COVID-19 related costs of $0.9 million through December 31, 2021.

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

CECONY, under its electric rate plan that was approved in January 2020, is amortizing its TCJA net benefits prior to January 1, 2019 allocable to its electric customers ($377 million) over a three-year period, the IRS “protected” portion of its net regulatory liability for future income taxes related to certain accelerated tax depreciation benefits allocable to its electric customers ($1,663 million) over the remaining lives of the related assets and the remainder, or “unprotected” portion of the net regulatory liability allocable to its electric customers ($784 million) over a five-year period. CECONY, under its gas rate plan that was approved in January 2020, amortized TCJA net benefits prior to January 1, 2019 allocable to its gas customers ($63 million) over a two-year period. The protected portion of its net regulatory liability for future income taxes allocable to its gas customers ($725 million) is being amortized over the remaining lives of the related assets and the unprotected portion of the net regulatory liability allocable to its gas customers ($107 million) over a five-year period.

CECONY’s net regulatory liability for future income taxes, including both the protected and unprotected portions, allocable to the company’s steam customers ($185 million) is being amortized over the remaining lives of the related assets (with the amortization period for the unprotected portion subject to review in its next steam rate proceeding).

O&R, under its current electric and gas rate plans, has reflected its TCJA net benefits in its electric and gas rates beginning as of January 1, 2019. Under the rate plans, O&R amortized its net benefits prior to January 1, 2019 ($22 million) over a three-year period. The protected portion of its net regulatory liability for future income taxes ($123 million) is being amortized over the remaining lives of the related assets. See "Rate Plans" above. Pursuant to the October 2021 Joint Proposal, O&R will amortize the remaining unprotected portion of its net regulatory liability for future income taxes ($34 million) over a six-year period beginning January 1, 2022.

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

CON EDISON ANNUAL REPORT 2021	145

understatement, the Utilities accumulated significant income tax regulatory assets that were not reflected in O&R’s rate plans prior to 2014, CECONY’s electric and gas rate plans prior to 2015 and 2016, respectively, and is currently not reflected in CECONY’s steam rate plan. This understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) that is expected to confirm, among other things, that in order to comply with IRS normalization rules, such understatement may not be corrected through a write-down of a portion of the regulatory asset and must be corrected through an increase in future years’ revenue requirements. The regulatory asset ($1,176 million and $26 million for CECONY and O&R, respectively, as of December 31, 2021 and $1,200 million and $29 million for CECONY and O&R, respectively, as of December 31, 2020) is netted against the future income tax regulatory liability on the Companies’ consolidated balance sheet. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At December 31, 2021, the Utilities have not accrued a liability related to this matter.

In October 2020, the NYSPSC issued an order instituting a proceeding to consider requiring NY’s large, investor-owned utilities, including CECONY and O&R, to annually disclose what risks climate change poses to their companies, investors and customers going forward. The order notes that some holding companies, including Con Edison, already disclose climate change risks at the holding company level, but states that the NYSPSC believes that climate-related risk disclosures should be issued specific to the operating companies in NY, such as CECONY and O&R, and that such climate-related risk disclosures should be included annually with the utilities’ financial reports. In December 2020, CECONY and O&R, along with other large NY utilities, filed comments supporting climate change risk disclosures in annual reports filed with the NYSPSC and recommended the use of an industry-specific template.

In May 2020, the president of the United States issued the "Securing the United States Bulk-Power System" executive order, which has since expired. The executive order declared threats to the bulk-power system by foreign adversaries constitute a national emergency and prohibits the acquisition, importation, transfer or installation of certain bulk-power system electric equipment that is sourced from foreign adversaries. In April 2021 and November 2021, the Department of Energy (DOE) issued requests for information to: (1) assist the DOE in developing additional orders and/or regulations to secure the United States’ critical electric infrastructure and (2) enable the DOE to perform an energy sector supply chain review. In September 2021, the Cybersecurity and Infrastructure Security Agency and the National Institute of Standards and Technology issued preliminary cybersecurity goals for critical infrastructure control systems, with final goals to be issued by September 2022. The Companies are unable to predict the impact on them of any orders or regulations that may be adopted regarding critical infrastructure.

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

146	CON EDISON ANNUAL REPORT 2021

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

Tropical Storm Isaias Outages: In August 2020, Tropical Storm Isaias caused significant damage to the Utilities’ electric distribution systems and interrupted service to approximately 330,000 CECONY electric customers and approximately 200,000 O&R electric customers. As of December 31, 2021, CECONY incurred costs for Tropical Storm Isaias of $174 million (including $84 million of operation and maintenance expenses charged against a storm reserve pursuant to its electric rate plan, $64 million of capital investments and $26 million (including $7.5 million for food and medicine spoilage claims) of operation and maintenance expenses). As of December 31, 2021, O&R incurred costs for Tropical Storm Isaias of $26.5 million (including $19.2 million of operation and maintenance expenses charged against a storm reserve pursuant to its NY electric rate plan, $5.7 million of capital investments and $1.6 million for food and medicine spoilage claims). As of December 31, 2021, RECO incurred costs for Tropical Storm Isaias of $11.4 million (including $7.6 million of operation and maintenance expenses charged against a storm reserve pursuant to its rate plan, $2.5 million of capital investments and $1.3 million for food and medicine spoilage claims). The Utilities’ electric rate plans provide for recovery of operating costs and capital investments under different provisions. The Utilities’ incremental operating costs attributable to storms are to be deferred for recovery as a regulatory asset under their electric rate plans, while capital investments, up to specified levels, are reflected in rates under their electric rate plans. The provisions of the Utilities’ NY electric rate plans that impose negative revenue adjustments for operating performance provide for exceptions for major storms and catastrophic events beyond the control of the companies, including natural disasters such as hurricanes and floods.

In November 2020, the NYSPSC issued an order in its proceedings investigating the NY utilities’ preparation for and response to Tropical Storm Isaias that ordered the Utilities to show cause why (i) civil penalties or appropriate injunctive relief should not be imposed against CECONY (in the amount of up to $102.3 million relating to 33 alleged violations) and against O&R (in the amount of up to $19 million relating to 38 alleged violations) to remedy such noncompliance, and (ii) a prudence proceeding should not be commenced against the Utilities for potentially imprudent expenditures of ratepayer funds related to the matter. The order stated that given the continuing nature of the investigation of this matter by the NYSDPS, the NYSPSC may amend the order to include any subsequently determined apparent violations identified by the NYSDPS. In addition, the order indicated that should the NYSPSC confirm some or all of the apparent violations identified in the order or other orders issued by the NYSPSC in the future in connection with this proceeding, and should such respective confirmed violations be classified as findings of repeated violations of the Public Service Law or rules or regulations adopted pursuant thereto that demonstrate a failure of CECONY and/or O&R to continue to provide safe and adequate service, the NYSPSC would be

CON EDISON ANNUAL REPORT 2021	147

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

148	CON EDISON ANNUAL REPORT 2021

Regulatory Assets and Liabilities
Regulatory assets and liabilities at December 31, 2021 and 2020 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Regulatory assets
Unrecognized pension and other postretirement costs	$128	$3,241	$110	$3,065
Environmental remediation costs	938	865	860	791
Pension and other postretirement benefits deferrals	496	315	435	272
Revenue taxes	395	356	378	342
System peak reduction and energy efficiency programs	285	124	284	124
COVID - 19 Deferrals	282	115	277	113
Deferred storm costs	276	195	158	83
Property tax reconciliation	202	241	202	239
MTA power reliability deferral	140	188	140	188
Deferred derivative losses	51	120	45	111
Municipal infrastructure support costs	44	62	44	62
Brooklyn Queens demand management program	36	36	36	36
Meadowlands heater odorization project	29	32	29	32
Non-wire alternative projects	23	18	23	18
Preferred stock redemption	20	21	20	21
Unamortized loss on reacquired debt	16	21	14	19
Recoverable REV demonstration project costs	16	20	15	18
Gate station upgrade project	14	25	14	25
Other	248	200	232	186
Regulatory assets – noncurrent	3,639	6,195	3,316	5,745
Deferred derivative losses	141	190	133	177
Recoverable energy costs	65	76	55	67
Regulatory assets – current	206	266	188	244
Total Regulatory Assets	$3,845	$6,461	$3,504	$5,989
Regulatory liabilities
Future income tax*	$1,984	$2,207	$1,840	$2,062
Allowance for cost of removal less salvage	1,199	1,090	1,033	932
Net unbilled revenue deferrals	209	198	209	198
TCJA net benefits	125	295	123	286
Net proceeds from sale of property	103	137	103	137
Pension and other postretirement benefit deferrals	102	85	55	46
System benefit charge carrying charge	70	64	63	57
Deferred derivative gains - long term	61	5	55	4
Property tax refunds	35	36	35	35
Unrecognized other postretirement costs	32	11	—	—
BQDM and REV Demo reconciliations	25	27	22	25
Sales and use tax refunds	17	16	16	16
Energy efficiency portfolio standard unencumbered funds	15	1	19	—
Earnings sharing - electric, gas and steam	13	15	10	10
Settlement of gas proceedings	12	21	12	21
Workers’ compensation	8	3	8	3
Settlement of prudence proceeding	6	5	6	5
Other	365	297	312	257
Regulatory liabilities – noncurrent	4,381	4,513	3,921	4,094
Refundable energy costs	32	28	2	4
Deferred derivative gains	142	8	132	7
Revenue decoupling mechanism	11	—	—	—
Regulatory liabilities—current	185	36	134	11
Total Regulatory Liabilities	$4,566	$4,549	$4,055	$4,105
* See "Federal Income Tax" in Note A, "Other Regulatory Matters," above, and Note L.

Unrecognized pension and other postretirement costs represent the net regulatory asset associated with the accounting rules for retirement benefits. See Note A.

CON EDISON ANNUAL REPORT 2021	149

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

Deferred storm costs represent response and restoration costs, other than capital investments, in connection with Tropical Storm Isaias and other major storms that were deferred by the Utilities.

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

Property tax reconciliation represents the amount deferred between actual property taxes incurred and the level included in rates subject to the provisions of the respective rate plans.

System Peak Reduction and Energy Efficiency Programs represent programs designed to increase energy efficiency achievements through a combination of responding to locational needs, bundling offerings, leveraging market-based approaches through market solicitations, time-variant pricing and other market transformation efforts.

Allowance for cost of removal less salvage represents cash previously collected from customers to fund future anticipated removal expenditures

The NYSPSC has authorized CECONY to accrue unbilled electric, gas and steam revenues. CECONY has deferred the net margin on the unbilled revenues for the future benefit of customers by recording a regulatory liability of $209 million and $198 million at December 31, 2021 and 2020, respectively, for the difference between the unbilled revenues and energy cost liabilities.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the years ended December 31, 2021 and 2020 was 1.80 percent and 2.65 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($1,962 million and $1,639 million for Con Edison, and $1,751 million and $1,454 million for CECONY at December 31, 2021 and 2020, respectively). Regulatory assets of RECO for which a cash outflow has been made ($25 million and $31 million at December 31, 2021 and 2020, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the New Jersey Board of Public Utilities. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At December 31, 2021 and 2020, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:

150	CON EDISON ANNUAL REPORT 2021

Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Unrecognized pension and other postretirement costs	$128	$3,241	$110	$3,065
Environmental remediation costs	928	855	850	781
Revenue taxes	375	336	359	323
Deferred derivative losses - long term	51	120	45	111
COVID-19 Deferral for Uncollectible Accounts Receivable	236	57	231	55
Other	24	24	24	24
Deferred derivative losses - current	141	190	134	177
Total	$1,883	$4,823	$1,753	$4,536
*This table presents regulatory assets not earning a return for which no cash outlay has been made.

The recovery periods for regulatory assets for which a cash outflow has not been made and that do not earn a return have not yet been determined, except as noted below, and are expected to be determined pursuant to the Utilities’ future rate plans to be filed or orders issued by the state regulators in connection therewith.

The Utilities recover unrecognized pension and other postretirement costs over 10 years, and the portion of investment gains or losses recognized in expense over 15 years, pursuant to NYSPSC policy.

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

The Utilities recover deferred derivative losses – current within one year, and noncurrent generally within three years.

CON EDISON ANNUAL REPORT 2021	151

Note C – Capitalization
Common Stock
Con Edison is authorized to issue 500,000,000 shares of its common stock and CECONY is authorized to issue 340,000,000 of its common stock. At December 31, 2021 and 2020, 353,983,712 and 342,297,534 shares, respectively, of Con Edison common stock were outstanding. At December 31, 2021 and 2020, 235,488,094 million shares of CECONY common stock were outstanding, all of which were owned by Con Edison. At December 31, 2021 and 2020, Con Edison had 23,210,700 treasury shares, including 21,976,200 shares of Con Edison stock that CECONY purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

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
Dividends
In accordance with NYSPSC requirements, the dividends that the Utilities generally pay are limited to not more than 100 percent of their respective income available for dividends calculated on a two–year rolling average basis. See Note U. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk.
Long-term Debt
Long-term debt maturing in the period 2022-2026 is as follows:

(Millions of Dollars)	Con Edison	CECONY
2022	$440	$—
2023	969	—
2024	393	250
2025	319	—
2026	385	250

CECONY has issued $450 million of tax–exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bears interest at a rate determined weekly and is subject to tender by bondholders for purchase by the company.
The carrying amounts and fair values of long-term debt at December 31, 2021 and 2020 are:

(Millions of Dollars)	2021		2020
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$23,044	$26,287	$22,349	$26,808
CECONY	$18,382	$21,382	$16,789	$20,974
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $226 million and $193 million for Con Edison and CECONY, respectively, as of December 31, 2021 and $215 million and $176 million for Con Edison and CECONY, respectively, as of December 31, 2020.
The fair values of the Companies' long-term debt have been estimated primarily using available market information and at December 31, 2021 are classified as Level 2 (see Note R).

152	CON EDISON ANNUAL REPORT 2021

Significant Debt Covenants
The significant debt covenants under the financing arrangements for the Companies' debentures and Con Edison's notes include obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other entity unless certain conditions are met. In addition, Con Edison’s notes include covenants that the company shall continue its utility business in New York City and shall not permit its ratio of consolidated debt to consolidated total capital to exceed 0.675 to 1 and include cross default provisions with respect to the failure by the company or any material subsidiary to make one or more payments in respect of material financial obligations (in excess of an aggregate $100 million of debt, excluding non-recourse debt, of the company or any of its material subsidiaries and the occurrence of an event or condition which results in the acceleration of the maturity of any material debt in excess of an aggregate $100 million, not including non-recourse debt, of the company or any of its material subsidiaries or enables the holders of such debt to accelerate the maturity thereof. The Companies' debentures have no cross default provisions. The tax–exempt financing arrangements of CECONY are subject to covenants for the debentures discussed above and the covenants discussed below. The Companies were in compliance with their significant debt covenants at December 31, 2021.

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
Note D – Short-Term Borrowing
In December 2016, Con Edison and the Utilities entered into a credit agreement (Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement, as amended in 2019, expires in December 2023. There is a maximum of $2,250 million of credit available through December 2022 and $2,200 million of credit available from then through December 2023. The full amount is available to CECONY and $1,000 million (subject to increase up to $1,500 million) is available to Con Edison, including up to $1,200 million of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement. At December 31, 2021, Con Edison had $1,488 million of commercial paper outstanding, of which $1,361 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2021 was 0.3 percent for both Con Edison and CECONY. At December 31, 2020, Con Edison had $1,705 million of commercial paper outstanding of which $1,660 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2020 was 0.3 percent for both Con Edison and CECONY.

At December 31, 2021 and 2020, no loans were outstanding under the Credit Agreement. An immaterial amount of letters of credit were outstanding under the Credit Agreement as of December 31, 2021 and 2020.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default for a company include that company exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2021 this ratio was 0.52 to 1 for Con Edison and 0.55 to 1 for CECONY); that company having liens on its assets in an aggregate amount exceeding five percent of its consolidated total capital, subject to certain

CON EDISON ANNUAL REPORT 2021	153

exceptions; that company or any of its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt) of that company; the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) of that company or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. The Companies were in compliance with their significant debt covenants at December 31, 2021.

See Note U for information about short-term borrowing between related parties.
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
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for 2021, 2020 and 2019 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2021	2020	2019	2021	2020	2019
Service cost – including administrative expenses	$343	$293	$250	$321	$274	$232
Interest cost on projected benefit obligation	471	549	601	443	515	564
Expected return on plan assets	(1,096)	(1,034)	(988)	(1,040)	(980)	(936)
Recognition of net actuarial loss	787	699	518	746	661	492
Recognition of prior service credit	(17)	(16)	(17)	(19)	(19)	(19)
TOTAL PERIODIC BENEFIT COST	$488	$491	$364	$451	$451	$333
Cost capitalized	(154)	(130)	(108)	(146)	(123)	(102)
Reconciliation to rate level	(226)	(250)	(15)	(216)	(239)	(12)
Total expense recognized	$108	$111	$241	$89	$89	$219

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
Funded Status
The funded status at December 31, 2021, 2020 and 2019 was as follows:

154	CON EDISON ANNUAL REPORT 2021

	Con Edison			CECONY
(Millions of Dollars)	2021	2020	2019	2021	2020	2019
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$18,965	$16,792	$14,449	$17,821	$15,750	$13,542
Service cost – excluding administrative expenses	337	288	245	317	269	228
Interest cost on projected benefit obligation	471	549	601	443	515	564
Net actuarial loss/(gain)	(1,547)	2,281	2,191	(1,441)	2,154	2,076
Plan amendments	—	—	15	—	—	—
Benefits paid	(869)	(945)	(709)	(799)	(867)	(660)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$17,357	$18,965	$16,792	$16,341	$17,821	$15,750
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$17,022	$15,608	$13,450	$16,147	$14,790	$12,744
Actual return on plan assets	1,935	1,927	2,556	1,838	1,830	2,425
Employer contributions	469	475	350	432	435	318
Benefits paid	(869)	(945)	(709)	(799)	(867)	(660)
Administrative expenses	(53)	(43)	(39)	(52)	(41)	(37)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$18,504	$17,022	$15,608	$17,566	$16,147	$14,790
FUNDED STATUS	$1,147	$(1,943)	$(1,184)	$1,225	$(1,674)	$(960)
Unrecognized net loss	$205	$3,330	$2,604	$207	$3,145	$2,466
Unrecognized prior service costs/(credits)	(140)	(156)	(173)	(163)	(183)	(202)
Accumulated benefit obligation	15,469	16,768	15,015	14,504	15,676	14,010

The increase in the pension funded status at December 31, 2021 for Con Edison and CECONY of $3,090 million and $2,899 million, respectively, compared with December 31, 2020, was primarily due to a decrease in the plan's projected benefit obligation as a result of an increase in the discount rate and actuarial gains on plan assets exceeding the expected rate of return. The increase in the pension funded status liability at December 31, 2020 for Con Edison and CECONY of $759 million and $714 million, respectively, compared with December 31, 2019, was primarily due to an increase in the plan’s projected benefit obligation as a result of a decrease in the discount rate, partially offset by an increase in plan assets as a result of the actual return on plan assets. See below for further information on the change in the discount rate and determination of the discount rate assumption. For Con Edison, the 2021 change in pension funded status from a liability to an asset corresponds with a decrease to regulatory assets of $3,067 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $30 million (net of taxes) for the unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with certain employees of the Clean Energy Businesses, Con Edison Transmission, and RECO who previously worked for the Utilities. For 2021, included within the funded status are noncurrent liabilities of $459 million and $381 million for Con Edison and CECONY, respectively.
For CECONY, the change in pension funded status from a liability to an asset at December 31, 2021 corresponds with a decrease to regulatory assets of $2,910 million for unrecognized net losses and unrecognized prior service costs consistent with the accounting rules for regulated operations, and also a credit to OCI of $6 million (net of taxes) for unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with certain employees of the Clean Energy Businesses and Con Edison Transmission who previously worked for CECONY.
At December 31, 2021 and 2020, Con Edison’s investments included $525 million and $465 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $499 million and $439 million, respectively. See Note R. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $386 million and $352 million as of December 31, 2021, respectively, and $414 million and $377 million as of December 31, 2020, respectively.

CON EDISON ANNUAL REPORT 2021	155

Assumptions
The actuarial assumptions were as follows:

	2021	2020	2019
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.00%	2.55%	3.35%
Interest crediting rate for cash balance plan	3.50%	3.00%	3.30%
Rate of compensation increase
CECONY	3.80%	3.80%	3.80%
O&R	3.20%	3.20%	3.20%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	2.55%	3.35%	4.25%
Interest crediting rate for cash balance plan	3.00%	3.30%	4.00%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase
CECONY	3.80%	3.80%	4.25%
O&R	3.20%	3.20%	4.00%
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
Discount Rate Assumption
To determine the assumed discount rate, the Companies use a model that produces a yield curve based on discounting plan specific cash flows with corresponding spot rates on a yield curve. Term structures of interest rates are based on AA rated corporate bonds. Bonds with questionable pricing information and bonds that are not representative of the overall market are excluded from consideration. For example, the bonds used in the model cannot be callable (with the exception of "make whole" callable bonds). The spot rates defined by the yield curve and the plan’s projected benefit payments are used to develop a weighted average discount rate.
Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2022	2023	2024	2025	2026	2027-2031
Con Edison	$765	$782	$791	$841	$818	$4,219
CECONY	704	721	730	780	756	3,924
Expected Contributions
Based on estimates as of December 31, 2021, the Companies expect to make contributions to the pension plans during 2022 of $29 million (of which $20 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans.

156	CON EDISON ANNUAL REPORT 2021

Plan Assets
The asset allocations for the pension plan at the end of 2021, 2020 and 2019, and the target allocation for 2022 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2022	2021	2020	2019
Equity Securities	45% - 55%	50%	51%	51%
Debt Securities	33% - 43%	38%	38%	38%
Real Estate	10% - 14%	12%	11%	11%
Total	100%	100%	100%	100%
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
The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2022 reflects the results of such a study conducted in 2018.
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
Assets measured at fair value on a recurring basis are summarized below as defined by the accounting rules for fair value measurements (see Note R).

CON EDISON ANNUAL REPORT 2021	157

The fair values of the pension plan assets at December 31, 2021 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$4,381	$—	$4,381
International Equity (b)	3,536	—	3,536
U.S. Government Issued Debt (c)		1,500	1,500
Corporate Bonds Debt (d)	—	3,936	3,936
Structured Assets Debt (e)	—	262	262
Other Fixed Income Debt (f)	—	1,186	1,186
Cash and Cash Equivalents (g)	80	425	505
Futures (h)	2	—	2
Total investments within the fair value hierarchy	$7,999	$7,309	$15,308
Investments measured at NAV per share (n)
Private Equity (i)			913
Real Estate (j)			2,306
Hedge Funds (k)			315
Total investments valued using NAV per share			$3,534
Funds for retiree health benefits (l)	(110)	(100)	(210)
Funds for retiree health benefits measured at NAV per share (l)(n)			(48)
Total funds for retiree health benefits			$(258)
Investments (excluding funds for retiree health benefits)	$7,889	$7,209	$18,584
Pending activities (m)			(80)
Total fair value of plan net assets			$18,504
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
(h)Futures consist of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.
(i)Private Equity consists of global equity funds that are not exchange-traded.
(j)Real Estate investments include real estate funds based on appraised values that are broadly diversified by geography and property type.
(k)Hedge Funds are within a commingled structure which invests in various hedge fund managers who can invest in all financial instruments.
(l)The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note F.
(m)Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received and reflects adjustments for available estimates at year end.
(n)In accordance with ASU 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

158	CON EDISON ANNUAL REPORT 2021

The fair values of the pension plan assets at December 31, 2020 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$4,202	$—	$4,202
International Equity (b)	3,693	—	3,693
U.S. Government Issued Debt (c)	—	1,424	1,424
Corporate Bonds Debt (d)	—	3,535	3,535
Structured Assets Debt (e)	—	188	188
Other Fixed Income Debt (f)	—	1,067	1,067
Cash and Cash Equivalents (g)	51	408	459
Total investments within the fair value hierarchy	$7,946	$6,622	$14,568
Investments measured at NAV per share (m)
Private Equity (h)			635
Real Estate (i)			1,880
Hedge Funds (j)			292
Total investments valued using NAV per share			$2,807
Funds for retiree health benefits (k)	(116)	(97)	(213)
Funds for retiree health benefits measured at NAV per share (k)(m)			(41)
Total funds for retiree health benefits			$(254)
Investments (excluding funds for retiree health benefits)	$7,830	$6,525	$17,121
Pending activities (l)			(99)
Total fair value of plan net assets			$17,022
(a) - (n) Reference is made to footnotes (a) through (n) in the above table of pension plan assets at December 31, 2021 by asset category.
The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
Con Edison	$55	$52	$49
CECONY	46	43	42

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
Total Periodic Benefit Cost
The components of the Companies’ total periodic postretirement benefit costs for 2021, 2020 and 2019 were as follows:

CON EDISON ANNUAL REPORT 2021	159

	Con Edison			CECONY
(Millions of Dollars)	2021	2020	2019	2021	2020	2019
Service cost	$22	$21	$18	$16	$16	$13
Interest cost on accumulated other postretirement benefit obligation	33	37	44	28	31	36
Expected return on plan assets	(68)	(66)	(66)	(56)	(54)	(54)
Recognition of net actuarial loss/(gain)	31	37	(9)	27	36	(10)
Recognition of prior service credit	(3)	(3)	(2)	(1)	(2)	(2)
TOTAL PERIODIC POSTRETIREMENT BENEFIT COST/(CREDIT)	$15	$26	$(15)	$14	$27	$(17)
Cost capitalized	(9)	(9)	(7)	(7)	(7)	(5)
Reconciliation to rate level	(7)	(17)	12	(12)	(25)	7
Total credit recognized	$(1)	$—	$(10)	$(5)	$(5)	$(15)

For information about the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” and ASU 2018-14, “Compensation-Retirement Benefits (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans," see Note E.
Funded Status
The funded status of the programs at December 31, 2021, 2020 and 2019 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2021	2020	2019	2021	2020	2019
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,425	$1,357	$1,114	$1,209	$1,154	$913
Service cost	22	21	18	16	16	13
Interest cost on accumulated postretirement benefit obligation	33	37	44	28	31	36
Amendments	—	—	(14)	—	—	—
Net actuarial loss/(gain)	(13)	74	264	(3)	63	252
Benefits paid and administrative expenses, net of subsidies	(117)	(117)	(110)	(107)	(107)	(100)
Participant contributions	48	53	41	46	52	40
BENEFIT OBLIGATION AT END OF YEAR	$1,398	$1,425	$1,357	$1,189	$1,209	$1,154
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$1,115	$1,026	$885	$940	$872	$759
Actual return on plan assets	92	142	198	67	117	165
Employer contributions	6	7	7	3	4	6
Employer group waiver plan subsidies	21	20	23	19	19	22
Participant contributions	48	53	40	46	51	40
Benefits paid	(132)	(133)	(127)	(120)	(123)	(120)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$1,150	$1,115	$1,026	$955	$940	$872
FUNDED STATUS	$(248)	$(310)	$(331)	$(234)	$(269)	$(282)
Unrecognized net loss/(gain)	$41	$115	$155	$67	$114	$149
Unrecognized prior service costs	(13)	(16)	(19)	—	(1)	(3)
The decrease in the other postretirement benefits funded status liability at December 31, 2021 for Con Edison and CECONY of $62 million and $35 million, respectively, compared with December 31, 2020, was primarily due to an increase in the fair value of plan assets as a result of the actual return on plan assets, along with a decrease in the plans' projected benefit obligation as a result of an increase in the discount rate. See below for further information on the change in the discount rate and see Note E for determination of the discount rate assumption. The decrease

160	CON EDISON ANNUAL REPORT 2021

in the other postretirement benefits funded status liability at December 31, 2020 for Con Edison and CECONY of $21 million and $13 million, respectively, compared with December 31, 2019, was primarily due to an increase in the fair value of plan assets as a result of the actual return on plan assets, partially offset by an increase in the plans' projected benefit obligation as a result of a decrease in the discount rate. For 2021, included within the funded status are noncurrent assets of $79 million and $55 million for Con Edison and CECONY, respectively.
For Con Edison, the decrease in funded status liability at December 31, 2021 corresponds with a net decrease to regulatory assets of $67 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, and immaterial changes to OCI for the unrecognized net losses and the unrecognized prior service costs associated with the Clean Energy Businesses, Con Edison Transmission, and RECO.
For CECONY, the decrease in funded status liability at December 31, 2021 corresponds with a decrease to regulatory assets of $46 million for unrecognized net losses and the unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations, and immaterial changes to OCI for the unrecognized net losses and the unrecognized prior service costs associated with eligible employees of the Clean Energy Businesses and Con Edison Transmission who previously worked for CECONY.
Assumptions
The actuarial assumptions were as follows:

	2021	2020	2019
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	2.75%	2.25%	3.10%
O&R	3.00%	2.55%	3.35%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate
CECONY	2.25%	3.10%	4.15%
O&R	2.55%	3.35%	4.30%
Expected Return on Plan Assets	6.80%	6.80%	6.80%
Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies and the assumed discount rate.
The health care cost trend rates for covered medical and prescription medication expenses used to determine the accumulated other postretirement benefit obligations (APBO) at December 31, 2021 were assumed to increase each year, with the initial rate gradually decreasing to the ultimate rate as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65 Medical	6.80%	4.50%	2034
Post-65 Medical	4.50%	4.50%	—
Prescription Medications	7.25%	4.50%	2033

Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies and participant contributions:

(Millions of Dollars)	2022	2023	2024	2025	2026	2027-2031
Con Edison	$75	$77	$77	$78	$78	$385
CECONY	84	86	86	87	88	435

CON EDISON ANNUAL REPORT 2021	161

Expected Contributions
Based on estimates as of December 31, 2021, Con Edison and CECONY expect to make a contribution of $8 million (all of which is expected to be made by CECONY) to the other postretirement benefit plans in 2022. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.
Plan Assets
The asset allocations for CECONY’s other postretirement benefit plans at the end of 2021, 2020 and 2019, and the target allocation for 2022 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2022	2021	2020	2019
Equity Securities	42%-80%	55%	54%	54%
Debt Securities	20%-58%	45%	46%	46%
Total	100%	100%	100%	100%
Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.
Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.
The fair values of the plans' assets at December 31, 2021 by asset category as defined by the accounting rules for fair value measurements (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$474	$474
Other Fixed Income Debt (b)	—	379	379
Cash and Cash Equivalents (c)	—	22	22
Total investments	$—	$875	$875
Funds for retiree health benefits (d)	110	100	210
Investments (including funds for retiree health benefits)	$110	$975	$1,085
Funds for retiree health benefits measured at net asset value (d)(e)			48
Pending activities (f)			17
Total fair value of plan net assets			$1,150
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

162	CON EDISON ANNUAL REPORT 2021

The fair values of the plans' assets at December 31, 2020 by asset category (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$448	$448
Other Fixed Income Debt (b)	—	367	367
Cash and Cash Equivalents (c)	—	27	27
Total investments	$—	$842	$842
Funds for retiree health benefits (d)	116	97	213
Investments (including funds for retiree health benefits)	$116	$939	$1,055
Funds for retiree health benefits measured at net asset value (d)(e)			41
Pending activities (f)			19
Total fair value of plan net assets			$1,115
(a) - (f) Reference is made to footnotes (a) through (f) in the above table of other postretirement benefit plan assets at December 31, 2021 by asset category.
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
The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2021 and 2020 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Accrued Liabilities:
Manufactured gas plant sites	$845	$752	$755	$676
Other Superfund Sites	95	105	95	104
Total	$940	$857	$850	$780
Regulatory assets	$938	$865	$860	$791
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

CON EDISON ANNUAL REPORT 2021	163

may be material. The Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) prudently incurred site investigation and remediation costs.
Environmental remediation costs incurred related to Superfund Sites at December 31, 2021 and 2020 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Remediation costs incurred	$25	$33	$24	$32
Insurance and other third party recoveries received by Con Edison or CECONY were immaterial in 2021 and 2020.
Con Edison and CECONY estimate that in 2022 they will incur costs for remediation of approximately $40 million and $38 million, respectively. The Companies are unable to estimate the time period over which the remaining accrued liability will be incurred because, among other things, the required remediation has not been determined for some of the sites.
In 2021, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $2,980 million and $2,840 million, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.
Asbestos Proceedings
Suits have been brought in NY State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At December 31, 2021, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at December 31, 2021 and 2020 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$65	$72	$62	$68
Regulatory liabilities – workers’ compensation	$8	$3	$8	$3

164	CON EDISON ANNUAL REPORT 2021

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, the company accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, which estimated liability did not change in 2021.

Other Contingencies
For additional contingencies, see “Other Regulatory Matters” in Note B, Note G and "Uncertain Tax Positions" in Note L.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $2,157 million and $2,042 million at December 31, 2021 and 2020, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these other agreements at December 31, 2021 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$490	$—	$—	$490
Energy transactions	469	37	325	831
Renewable electric projects	319	51	396	766
Other	70	—	—	70
Total	$1,348	$88	$721	$2,157

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

CON EDISON ANNUAL REPORT 2021	165

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
Renewable Electric Projects – Con Edison and the Clean Energy Businesses guarantee payments on behalf of their wholly-owned subsidiaries associated with their investment in, or development for others of, solar and wind energy facilities.
Other – Other guarantees consist of a $70 million guarantee provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the operation of solar energy facilities and energy service projects of the Clean Energy Businesses.
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
The future capacity and other fixed payments under the electricity purchase agreements are estimated to be as follows:

(Millions of Dollars)	2022	2023	2024	2025	2026	All Years Thereafter
Con Edison	$126	$78	$55	$55	$56	$434
CECONY	124	78	55	55	56	434
For energy delivered under most of the electricity purchase agreements, CECONY is obligated to pay variable prices. The company’s payments under the significant terms of the agreements for capacity, energy and other fixed payments in 2021, 2020 and 2019 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
Astoria Generating Company (a)	$20	$26	$116
Brooklyn Navy Yard (b)	139	113	115
Total	$159	$139	$231
(a) Capacity purchase agreements with terms ending in 2021 through 2023.
(b) Contract for plant output, which started in 1996 and ends in 2036.

166	CON EDISON ANNUAL REPORT 2021

Note J – Leases
The Companies lease land, office buildings, equipment and access rights to support electric transmission facilities. The Companies recognize lease right-of-use assets and lease liabilities on their consolidated balance sheets for virtually all of their leases (other than leases that meet the definition of a short-term lease, the expense for which was immaterial). A lease right-of-use asset represents a right to use an identifiable underlying asset and obtain substantially all of the economic benefits from the use of that asset for the lease term. A lease liability represents an obligation to make lease payments arising from the lease. Leases are classified as either operating leases or finance leases. Operating leases are included in operating lease right-of-use asset and operating lease liabilities on the Companies’ consolidated balance sheets. Finance leases are included in other noncurrent assets, other current liabilities and other noncurrent liabilities. The Utilities, as regulated entities, are permitted to continue to recognize expense for operating leases using the timing that conforms to the regulatory rate treatment as rental payments are recovered from our customers and to account the same way for finance leases.

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

Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the twelve months ended December 31, 2021 and 2020 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Operating lease cost	$86	$85	$66	$65
Operating lease cash flows	$80	$79	$63	$61

As of December 31, 2021, assets recorded as finance leases for Con Edison and CECONY were $2 million and $1 million, respectively, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $4 million and $2 million, respectively. As of December 31, 2020, assets recorded as finance leases were $3 million for Con Edison and $2 million for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $3 million and $1 million, respectively.

For the twelve months ended December 31, 2021 and 2020, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for lease obligations for Con Edison and CECONY were $58 million and $12 million, respectively, for the twelve months ended December 31, 2021 and $23 million and $11 million, respectively, for the twelve months ended December 31, 2020.

Other information related to leases for Con Edison and CECONY at December 31, 2021 and 2020 was as follows:

	Con Edison		CECONY
	2021	2020	2021	2020
Weighted Average Remaining Lease Term:
Operating leases	18.5 years	19.1 years	12.1 years	13.0 years
Finance leases	7.1 years	7.3 years	3.1 years	4.0 years
Weighted Average Discount Rate:
Operating leases	4.3%	4.3%	3.5%	3.6%
Finance leases	1.8%	1.8%	1.1%	1.3%

CON EDISON ANNUAL REPORT 2021	167

Future minimum lease payments under non-cancellable leases at December 31, 2021 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2022	$81	$—	$60	$—
2023	77	—	59	—
2024	77	1	59	1
2025	78	—	60	—
2026	76	—	59	—
All years thereafter	877	1	394	—
Total future minimum lease payments	$1,266	$2	$691	$1
Less: imputed interest	(436)	—	(139)	—
Total	$830	$2	$552	$1
Reported as of December 31, 2021
Operating lease liabilities (current)	$113	$—	$90	$—
Operating lease liabilities (noncurrent)	717	—	462	—
Other current liabilities	—	—	—	—
Other noncurrent liabilities	—	2	—	1
Total	$830	$2	$552	$1
At December 31, 2021, the Companies had an additional operating lease agreement that had not yet commenced, for an asset under construction at the Clean Energy Businesses, for which the present value of lease payments is $6 million. This lease is expected to commence within one year, with a lease term of approximately 45 years.

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the twelve months ended December 31, 2021 and 2020.

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

Con Edison has recorded goodwill related to the O&R merger, the acquisition of a portion of Honeoye, and the acquisitions of a residential solar company and a battery storage company by the Clean Energy Businesses. In 2021 and 2020, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger and determined that it was not impaired. For the impairment test, $245 million and $161 million of goodwill were allocated to CECONY and O&R, respectively. In 2021, the Companies performed the qualitative assessment for goodwill related to the O&R merger. In 2021 and 2020, Con Edison completed impairment tests for goodwill of $8 million related to Honeoye, $14 million related to the residential solar company acquired by the Clean Energy Businesses and $18 million related to the battery storage company acquired by the Clean Energy Businesses. In 2021, Con Edison determined, based on a discounted cash flow analysis, that $7 million of goodwill was impaired related to Honeoye, $5 million of which was attributed to CET Gas and $2 million of which was attributed to CECONY.

168	CON EDISON ANNUAL REPORT 2021

Estimates of future cash flows, projected growth rates, and discount rates inherent in the cash flow estimates for Con Edison subsidiaries other than the Utilities may vary significantly from actual results, which could result in a future impairment of goodwill. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of goodwill may not be recoverable at December 31, 2021 and 2020.

Note L – Income Tax
In response to the economic impacts of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The CARES Act provided relief to corporate taxpayers by permitting a five-year carryback of net operating losses (NOLs) for tax years 2018, 2019 and 2020, temporarily removing the 80 percent limitation when applying the NOLs to carryback years, increased the 30 percent limitation on interest deductibility to 50 percent of adjusted taxable income for tax years 2019 and 2020, and provided for certain employee retention tax credits and refunds for eligible employers.

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

The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2021	2020	2019	2021	2020	2019
State
Current	$14	$7	$(12)	$1	$6	$22
Deferred	79	50	96	106	97	68
Federal
Current	43	(2)	—	121	41	185
Deferred	61	42	219	21	73	63
Amortization of investment tax credits	(7)	(7)	(7)	(3)	(2)	(3)
Total income tax expense	$190	$90	$296	$246	$215	$335

CON EDISON ANNUAL REPORT 2021	169

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020	0
Deferred tax liabilities:
Property basis differences	$8,298	$7,985	$7,213	$6,901
Regulatory assets:
Unrecognized pension and other postretirement costs	36	910	31	861
Environmental remediation costs	264	243	241	222
Deferred storm costs	33	31	—	—
Other regulatory assets	640	536	609	508
Operating lease right-of-use asset	204	220	155	165
Pension Asset Reserve	478	—	471	—
Equity investments	—	46	—	—
Other	30	—	—	—
Total deferred tax liabilities	$9,983	$9,971	$8,720	$8,657
Deferred tax assets:
Accrued pension and other postretirement costs	$218	$504	$188	$427
Regulatory liabilities:
Future income tax	554	617	517	579
Other regulatory liabilities	727	656	620	570
Superfund and other environmental costs	264	241	238	219
Asset retirement obligations	177	178	141	143
Operating lease liabilities	195	211	155	165
Loss carryforwards	144	164	38	34
Tax credits carryforward	946	1,022	—	—
Valuation allowance	(22)	(22)	—	—
Equity investments	34	—	—	—
Other	—	59	42	127
Total deferred tax assets	3,237	3,630	1,939	2,264
Net deferred tax liabilities	$6,746	$6,341	$6,781	$6,393
Unamortized investment tax credits	127	134	15	18
Net deferred tax liabilities and unamortized investment tax credits	$6,873	$6,475	$6,796	$6,411

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2021	2020	2019	2021	2020	2019
STATUTORY TAX RATE
Federal	21%	21%	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income taxes, net of federal income tax benefit	4	4	4	5	5	5
Taxes attributable to noncontrolling interests	3	(1)	(1)	—	—	—
Cost of removal	2	2	1	1	1	1
Other plant-related items	(1)	(1)	(1)	(1)	(1)	(1)
Amortization of excess deferred federal income taxes	(12)	(14)	(4)	(11)	(12)	(4)
Renewable energy credits	(2)	(3)	(2)	—	—	—
Research and development credits	(1)	—	(1)	—	—	(1)
Other	—	(1)	—	—	1	—
Effective tax rate	14%	7%	17%	15%	15%	21%

170	CON EDISON ANNUAL REPORT 2021

At December 31, 2021, Con Edison had $946 million in general business tax credit carryovers (primarily renewable energy tax credits). If unused, these general business tax credit carryovers will begin to expire in 2034. A deferred tax asset for these tax attribute carryforwards was recorded, and no valuation allowance was provided, as it is more likely than not that the deferred tax asset will be realized.

At December 31, 2021, Con Edison had a New York State NOL of approximately $1.13 billion, primarily as a result of higher accelerated state tax depreciation. A deferred tax asset has been recognized for these New York State NOL carryforwards that will begin to expire, if unused, in 2038 and no valuation allowance was provided; as it is more likely than not that the deferred tax asset will be realized. In addition, Con Edison has a $5 million valuation allowance against the New York City NOL deferred tax asset of approximately $17 million. Con Edison also has a $21.5 million valuation allowance for other state NOL carryforwards; as it is not more likely than not that the deferred tax asset will be realized.

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

In November 2018, the Federal government issued, and Con Edison adopted, proposed regulations providing guidance on the tax deductibility of interest expense under the TCJA. The TCJA generally provides for the continued deductibility of interest expense by regulated public utilities and may limit the deduction for interest expense by most non-utility businesses to 30 percent of adjusted taxable income (which resembles earnings before interest, taxes, depreciation and amortization).The regulations provide an annual safe harbor test that if at least 90 percent of consolidated plant assets consist of utility property, the entire consolidated group will be treated as a regulated public utility, and all of the consolidated group’s interest expense will be currently tax deductible. For 2018, Con Edison met the 90 percent safe harbor test and its deduction for interest expense was not limited. For 2019, Con Edison did not meet the 90 percent safe harbor test, however, its deduction for interest expense was not limited as a percentage of adjusted taxable income. In 2020, the federal government issued final regulations under the TCJA. Under the CARES Act, the limit of the deductible interest expense as a percentage of adjusted taxable income increased from 30 percent to 50 percent and accordingly, all of Con Edison’s interest expense in 2020 will be tax deductible. In 2021, the limit of the deductible interest expense as a percentage of adjustable taxable income returned to 30 percent; however, Con Edison’s deduction for interest expense was not limited. Qualifying consolidated groups would not be entitled to the full expensing provisions in the TCJA noted above. The safe harbor rules do not apply to partnerships in which Con Edison and its subsidiaries are a partner.

In April 2021, NY State passed a law that increased the corporate franchise tax rate on business income from 6.5% to 7.25%, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875%, not to exceed an annual maximum tax liability of $5 million per taxpayer. NY State requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a business capital tax are scheduled to expire after 2023 and are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.
Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

CON EDISON ANNUAL REPORT 2021	171

	Con Edison			CECONY
(Millions of Dollars)	2021	2020	2019	2021	2020	2019
Balance at January 1,	$14	$13	$6	$3	$2	$4
Additions based on tax positions related to the current year	3	—	1	2	—	1
Additions based on tax positions of prior years	2	1	10	1	1	—
Reductions for tax positions of prior years	(2)	—	(2)	(1)	—	(1)
Reductions from expiration of statute of limitations	—	—	—	—	—	—
Settlements	—	—	(2)	—	—	(2)
Balance at December 31,	$17	$14	$13	$5	$3	$2

At December 31, 2021, the estimated liability for uncertain tax positions for Con Edison was $17 million ($5 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $12 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is $3 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $17 million ($16 million, net of federal taxes) with $5 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the year ended December 31, 2021, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At December 31, 2021 and 2020, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Con Edison's federal tax return for 2020 remains under examination. State and local income tax returns remain open for examination in NY State for tax years 2010 through 2020, in NJ for tax years 2017 through 2020 and in New York City for tax years 2017 through 2020.

172	CON EDISON ANNUAL REPORT 2021

Note M – Revenue Recognition
The following table presents, for the years ended December 31, 2021, 2020 and 2019, revenue from contracts with customers as defined in Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	2021			2020			2019
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$8,736	$70	$8,806	$8,026	$77	$8,103	$7,913	$149	$8,062
Gas	2,324	54	2,378	1,998	38	2,036	2,097	35	2,132
Steam	519	13	532	494	14	508	610	17	627
Total CECONY	$11,579	$137	$11,716	$10,518	$129	$10,647	$10,620	$201	$10,821
O&R
Electric	691	(10)	681	619	10	629	627	7	634
Gas	265	(5)	260	224	9	233	247	12	259
Total O&R	$956	$(15)	$941	$843	$19	$862	$874	$19	$893
Clean Energy Businesses
Renewables	683	—	683	609	—	609	575	—	575
Energy services	234	—	234	52	—	52	71	—	71
Other	—	105	105	—	75	75	—	211	211
Total Clean Energy Businesses	$917	$105	$1,022	$661	$75	$736	$646	$211	$857
Con Edison Transmission	4	—	4	4	—	4	4	—	4
Other (b)	—	(7)	(7)	—	(3)	(3)	—	(1)	(1)
Total Con Edison	$13,456	$220	$13,676	$12,026	$220	$12,246	$12,144	$430	$12,574
(a) For the Utilities, this includes revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their NY electric and gas rate plans, as well as net earnings adjustment mechanisms (EAMs) and positive incentives primarily for achieving energy efficiency goals (see "Rate Plans" in Note B), and for 2021 recognition of late payment charges and fees that were not billed (LPCs) for the years ended December 31, 2020 and 2021 and for which recovery was granted by the NYSPSC. See "COVID-19 Regulatory Matters" in Note B and "Utilities' Assessment of Late Payment Charges" below. The amount of revenue recognized under such alternative revenue programs for 2021 includes $48 million, $34 million and $74 million for CECONY's revenue decoupling mechanisms, net EAMs, and LPCs, respectively, and $(18) million, $2 million and $4 million for O&R's revenue decoupling mechanisms, net EAMs, and LPCs, respectively. For the Clean Energy Businesses, this includes revenue from wholesale services.
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

CON EDISON ANNUAL REPORT 2021	173

interruptible gas revenues, other than those authorized by the NYSPSC to be retained by the Utilities, for refund to firm gas sales and transportation customers.

The Clean Energy Businesses recognize revenue for the sale of energy from renewable electric projects as energy is generated and billed to counterparties; accrue revenues at the end of each month for energy generated but not yet billed to counterparties; and recognize revenue as energy is delivered and services are provided for managing energy supply assets leased from others and managing the dispatch, fuel requirements and risk management activities for generating plants and merchant transmission in the northeastern United States. The Clean Energy Businesses also recognize revenue for providing energy-efficiency services to government and commercial customers, and recognize revenue for engineering, procurement and construction services, under the percentage-of-completion method of revenue recognition.
Clean Energy Businesses' Use of the Percentage-of-Completion Method
Sales and profits on each percentage-of-completion contract are recorded each month based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative revenues recognized in prior periods (the ‘‘cost-to-cost’’ method). The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

	2021			2020			2019
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$11	$41		$29	$17		$29	$20
Additions (c)	242	—		88	31		86	1
Subtractions (c)	218	34	(d)	106	7	(d)	86	4	(d)
Ending balance as of December 31,	$35	$7		$11	$41		$29	$17
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
(d)Of the subtractions from unearned revenue, $34 million, $7 million and $4 million were included in the balances as of January 1, 2021, 2020, and 2019, respectively.

As of December 31, 2021, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services is $120 million, of which $81 million will be recognized within the next two years, and the remaining $39 million will be recognized pursuant to long-term service and maintenance agreements.
Utilities' Assessment of Late Payment Charges
In March 2020, the Utilities began suspending new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect, commencing December 1, 2021 through December 31, 2022, $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. The company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. Pursuant to the November 2021 order, the company also established a recovery mechanism for CECONY to collect, commencing January 2023 through December 2023, $19 million and $4 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2021 and the company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at

174	CON EDISON ANNUAL REPORT 2021

December 31, 2021. In October 2021, O&R, the New York State Department of Public Service (NYSDPS) and other parties entered into a Joint Proposal for new electric and gas rate plans for the three-year period January 2022 through December 2024 (the Joint Proposal) that includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years; reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024. The Joint Proposal is subject to NYSPSC approval. CECONY resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on September 3, 2021 and October 1, 2021, respectively. O&R resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on October 1, 2021. See "COVID-19 Regulatory Matters" in Note B.

Note N – Current Expected Credit Losses
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

“Other receivables” balance generally reflects costs billed by the Utilities for goods and services provided to external parties, such as accommodation work for private parties and certain governmental entities, real estate rental and pole attachments. The Clean Energy Businesses’ other receivables balance includes bills related to the sale of energy from renewable electric projects.

The Clean Energy Businesses’ customer accounts receivable balance generally reflects the management of energy supply assets, energy-efficiency services to government and commercial customers, and the engineering, procurement, and construction services of renewable energy projects. The Clean Energy Businesses calculate an allowance for uncollectible accounts related to their energy services customers based on an aging and customer-specific analysis. The amount of such reserves was not material at December 31, 2021 and December 31, 2020.

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

During the years ended December 31, 2021 and 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases to the allowance for customer uncollectible accounts for Con Edison and CECONY were $169 million and $166 million, respectively, for the year ended December 31, 2021. The increases to the allowance for uncollectible accounts for Con Edison and CECONY were $78 million and $73 million for the year ended December 31, 2020.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.

CON EDISON ANNUAL REPORT 2021	175

The table below presents a rollforward by major portfolio segment type for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2021	2020	2021	2020	2021	2020	2021	2020
Allowance for credit losses
Beginning Balance at January 1,	$148	$70	$7	$4	$138	$65	$4	$3
Recoveries	14	8	1	—	12	6	1	—
Write-offs	(91)	(54)	(2)	(2)	(86)	(50)	(1)	(1)
Reserve adjustments	246	124	16	5	240	117	15	2
Ending Balance December 31,	$317	$148	$22	$7	$304	$138	$19	$4

176	CON EDISON ANNUAL REPORT 2021

Note O – Stock-Based Compensation
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

During the years ended December 31, 2021, 2020, and 2019, equity awards were granted under the 2013 LTIP. Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new shares (authorized, but unissued) or treasury shares (existing treasury shares or shares purchased in the open market). The shares used during the year ended December 31, 2021 were new shares. The Companies intend to use new shares to fulfill their stock-based compensation obligations for 2022.
The Companies recognized stock-based compensation expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the years ended December 31, 2021, 2020 and 2019:

	Con Edison			CECONY
(Millions of Dollars)	2021	2020	2019	2021	2020	2019
Performance-based restricted stock	$23	$7	$36	$19	$6	$30
Time-based restricted stock	2	1	2	2	1	2
Non-employee director deferred stock compensation	3	2	2	3	2	2
Stock purchase plan	7	7	7	7	7	6
Total	$35	$17	$47	$31	$16	$40
Income tax benefit	$10	$5	$13	$9	$4	$11
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
The number of units in each annual Performance RSU award is subject to adjustment as follows: (i) 50 percent of the units awarded will be multiplied by a factor that may range from 0 to 200 percent, based on Con Edison’s total shareholder return relative to a specified peer group during a specified performance period (the TSR portion); and (ii) 50 percent of the units awarded will be multiplied by factors that may range from 0 to 200 percent, based on determinations made in connection with the Companies’ annual incentive plans or, with respect to certain executive officers, actual performance as compared to certain performance measures during a specified performance period (the non-TSR portion). Performance RSU awards generally vest upon completion of the performance period.
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

CON EDISON ANNUAL REPORT 2021	177

	2021	2020	2019
Risk-free interest rate (a)	0.39% - 0.73%	0.10% - 0.13%	1.58% -1.59%
Expected term (b)	3 years	3 years	3 years
Expected share price volatility (c)	17.25% - 31.42%	30.16% - 40.95%	12.89% - 15.51%
(a)The risk-free rate is based on the U.S. Treasury zero-coupon yield curve.
(b)The expected term of the Performance RSUs equals the vesting period. The Companies do not expect significant forfeitures to occur.
(c)Based on historical experience. The Companies would reevaluate this assumption if market conditions or business developments would reasonably indicate that future volatility might differ materially from historical experience.
A summary of changes in the status of the Performance RSUs’ TSR and non-TSR portions during the year ended December 31, 2021 is as follows:

	Con Edison			CECONY
		Weighted Average Grant Date Fair Value (a)			Weighted Average Grant Date Fair Value (a)
	Units	TSR Portion (b)	Non-TSR Portion (c)	Units	TSR Portion (b)	Non-TSR Portion (c)
Non-vested at December 31, 2020	901,524	$70.11	$81.83	686,471	$70.15	$81.80
Granted	401,100	74.46	71.04	301,087	74.23	71.25
Vested	(301,600)	67.27	76.37	(227,411)	66.82	76.48
Forfeited	(16,296)	75.23	79.78	(15,869)	75.21	79.84
Non-vested at December 31, 2021	984,728	$72.67	$79.14	744,278	$72.71	$79.20
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
The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding at December 31, 2021 is $33 million, including $27 million for CECONY, and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY. Con Edison and CECONY paid cash of $8 million and $7 million in 2021, $21 million and $18 million in 2020, and $24 million and $22 million in 2019, respectively, to settle vested Performance RSUs.
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
A summary of changes in the status of time-based awards during the year ended December 31, 2021 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	67,438	$80.40	62,838	$80.42
Granted	17,150	74.80	16,200	74.80
Vested	(21,121)	77.96	(19,588)	77.95
Forfeited	(1,847)	80.23	(1,580)	79.89
Non-vested at December 31, 2021	61,620	$79.68	57,870	$79.70
The total expense to be recognized by Con Edison in future periods for unvested time-based awards outstanding at December 31, 2021 for Con Edison and CECONY is $2 million, and is expected to be recognized over a weighted

178	CON EDISON ANNUAL REPORT 2021

average period of one year. Con Edison and CECONY paid cash of $1 million in 2021, 2020 and 2019, to settle vested time-based awards.
Under the LTIP, each non-employee director receives stock units, which are deferred until the director’s separation from service or another date specified by the director. Each director may also elect to defer all or a portion of their cash compensation into additional stock units, which are deferred until the director’s termination of service or another date specified by the director. Non-employee directors’ stock units issued under the LTIP are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the year ended December 31, 2021, approximately 36,000 units were issued at a weighted average grant date price of $77.53.
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
Participants in the plan immediately vest in shares purchased by them under the plan. Prior to September 1, 2020, the fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2020, the plan was amended and as a result of the amendment, the fair value of the shares of Con Edison common stock purchased after September 1, 2020 under the plan was calculated using the closing price at which shares were traded on the New York Stock Exchange on the last business day of the month for all shares purchased during the month. During 2021, 2020 and 2019, 957,866, 836,984 and 747,899 shares were purchased under the Stock Purchase Plan at a weighted average price of $73.38, $79.82 and $85.45 per share, respectively.

CON EDISON ANNUAL REPORT 2021	179

Note P – Financial Information by Business Segment
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
The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2021 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$8,806	$18	$1,286	$1,802	$(84)	$542	$151	$36,260	$2,189
Gas	2,378	8	326	646	(16)	179	110	13,748	1,126
Steam	532	74	93	12	(8)	41	(9)	2,647	103
Consolidation adjustments	—	(100)	—	—	—	—	—	—	—
Total CECONY	$11,716	$—	$1,705	$2,460	($108)	$762	$252	$52,655	$3,418
O&R
Electric	$681	$—	$69	$100	$(8)	$27	$13	$2,123	$147
Gas	260	—	26	50	(4)	15	8	1,169	70
Other	—	—	—	—	—	—	—	—	—
Total O&R	$941	$—	$95	$150	$(12)	$42	$21	$3,292	$217
Clean Energy Businesses	$1,022	$—	$231	$236	$(10)	$68	$44	$6,554	$298
Con Edison Transmission	4	—	1	(16)	(407)	9	3	249	31
Other (b)	(7)	—	—	(4)	(1)	24	20	366	—
Total Con Edison	$13,676	$—	$2,032	$2,826	$(538)	$905	$340	$63,116	$3,964

As of and for the Year Ended December 31, 2020 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$8,103	$18	$1,214	$1,731	$(134)	$535	$130	$35,673	$2,080
Gas	2,036	7	294	574	(25)	164	102	12,678	1,044
Steam	508	74	90	5	(12)	40	(14)	2,616	122
Consolidation adjustments	—	(99)	—	—	—	—	—	—	—
Total CECONY	$10,647	$—	$1,598	$2,310	$(171)	$739	$218	$50,967	$3,246
O&R
Electric	$629	$—	$65	$99	$(10)	$26	$13	$2,097	$159
Gas	233	—	25	48	(4)	15	8	1,150	61
Other	—	—	—	—	—	—	—	—	—
Total O&R	$862	$—	$90	$147	$(14)	$41	$21	$3,247	$220
Clean Energy Businesses	$736	$—	$231	$215	$4	$196	$(43)	$6,848	$616
Con Edison Transmission	4	—	1	(8)	(215)	18	—	1,348	3
Other (b)	(3)	—	—	(10)	(5)	25	(3)	485	—
Total Con Edison	$12,246	$—	$1,920	$2,654	$(401)	$1,019	$193	$62,895	$4,085

180	CON EDISON ANNUAL REPORT 2021

As of and for the Year Ended December 31, 2019 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets	Capital expenditures
CECONY
Electric	$8,062	$17	$1,053	$1,758	$(28)	$539	$239	$32,988	$1,851
Gas	2,132	7	231	528	(4)	147	99	11,090	1,078
Steam	627	70	89	62	(3)	42	4	2,479	91
Consolidation adjustments	—	(94)	—	—	—	—	—	—	—
Total CECONY	$10,821	$—	$1,373	$2,348	$(35)	$728	$342	$46,557	$3,020
O&R
Electric	$634	$—	$60	$98	$(7)	$27	$15	$2,130	$142
Gas	259	—	24	41	(4)	14	6	876	61
Other	—	—	—	—	—	—	—	—	—
Total O&R	$893	$—	$84	$139	$(11)	$41	$21	$3,006	$203
Clean Energy Businesses	$857	$—	$226	$202	$5	$186	$(58)	$6,528	$248
Con Edison Transmission	4	—	1	(6)	104	25	1	1,618	205
Other (b)	(1)	—	—	(7)	(12)	11	(6)	370	—
Total Con Edison	$12,574	$—	$1,684	$2,676	$51	$991	$300	$58,079	$3,676
(a)For Con Edison, the income tax expense/(benefit) on non-operating income was $(150) million, $(103) million and $(4) million in 2021, 2020 and 2019, respectively. For CECONY, the income tax expense/(benefit) on non-operating income was $(6) million, $(3) million and $(7) million in 2021, 2020 and 2019, respectively.
(b)Parent company and consolidation adjustments. Other does not represent a business segment.

CON EDISON ANNUAL REPORT 2021	181

Note Q – Derivative Instruments and Hedging Activities
Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. These are economic hedges, for which the Utilities and the Clean Energy Business do not elect hedge accounting. The Clean Energy Businesses use interest rate swaps to manage the risks associated with interest rates related to outstanding and expected future debt issuances and borrowings. Derivatives are recognized on the consolidated balance sheet at fair value (see Note R), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules.
The fair values of the Companies’ derivatives, including the offsetting of assets and liabilities, on the consolidated balance sheet at December 31, 2021 and 2020 were:

(Millions of Dollars)	2021				2020
Balance Sheet Location	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)		Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$285	$(158)	$127	(b)	$44	$14	$58	(b)
Noncurrent	90	(13)	77		22	35	57	(d)
Total fair value of derivative assets	$375	$(171)	$204		$66	$49	$115
Fair value of derivative liabilities
Current	$(289)	$137	$(152)	(c)	$(225)	$(13)	$(238)	(d)
Noncurrent	(94)	10	(84)	(c)	(207)	(33)	(240)	(d)
Total fair value of derivative liabilities	$(383)	$147	$(236)		$(432)	$(46)	$(478)
Net fair value derivative assets/(liabilities)	$(8)	$(24)	$(32)		$(366)	$3	$(363)
CECONY
Fair value of derivative assets
Current	$135	$(64)	$71	(b)	$20	$(12)	$8	(b)
Noncurrent	71	(15)	56		16	(8)	8
Total fair value of derivative assets	$206	$(79)	$127		$36	$(20)	$16
Fair value of derivative liabilities
Current	$(131)	$43	$(88)		$(174)	$11	$(163)
Noncurrent	(50)	10	(40)		(114)	9	(105)
Total fair value of derivative liabilities	$(181)	$53	$(128)		$(288)	$20	$(268)
Net fair value derivative assets/(liabilities)	$25	($26)	$(1)		$(252)	$—	$(252)

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
(b)At December 31, 2021 and 2020, margin deposits for Con Edison ($1 million and $3 million, respectively) and CECONY (an immaterial amount and $3 million, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.
(c)Includes amounts for interest rate swaps of $4 million in noncurrent assets, $(20) million in current liabilities and $(38) million in noncurrent liabilities. At December 31, 2021, the Clean Energy Businesses had interest rate swaps with notional amounts of $1,031 million. The expiration dates of the swaps range from 2025-2041. In June 2021, as part of the Clean Energy Businesses' sale of a renewable electric project, interest rate swaps terminating in 2024 were assumed by the buyer.
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

182	CON EDISON ANNUAL REPORT 2021

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
The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the years ended December 31, 2021 and 2020:

		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2021	2020	2021	2020
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$134	$(26)	$124	$(27)
Noncurrent	Deferred derivative gains	57	—	51	—
Total deferred gains/(losses)		$191	$(26)	$175	$(27)
Current	Deferred derivative losses	$49	$(63)	$43	$(64)
Current	Recoverable energy costs	3	(201)	—	(177)
Noncurrent	Deferred derivative losses	70	(37)	66	(36)
Total deferred gains/(losses)		$122	$(301)	$109	$(277)
Net deferred gains/(losses)		$313	$(327)	$284	$(304)
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Gas purchased for resale	$18	$(2)	$—	$—
	Non-utility revenue	3	7	—	—
	Other operations and maintenance expense	5	(3)	5	(3)
	Other interest expense	52	(65)	—	—
Total pre-tax gain/(loss) recognized in income		$78	$(63)	$5	$(3)

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at December 31, 2021:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	26,982,370	42,333	253,195,063	3,696,000
CECONY	24,646,000	28,800	235,570,000	3,696,000

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
At December 31, 2021, Con Edison and CECONY had $406 million and $145 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $91 million with independent system operators, $127 million with investment-grade counterparties, $53 million with non-investment grade/non-rated counterparties, and $135 million

CON EDISON ANNUAL REPORT 2021	183

with commodity exchange brokers. CECONY’s net credit exposure consisted of $66 million with commodity exchange brokers and $79 million with investment-grade counterparties.
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
The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at December 31, 2021:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$158	$121
Collateral posted	170	170
Additional collateral (b) (downgrade one level from current ratings)	43	1
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	94	37

(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $5 million at December 31, 2021. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At December 31, 2021, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $66 million.

Note R – Fair Value Measurements
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

184	CON EDISON ANNUAL REPORT 2021

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
For information on the measurement of Con Edison's investment in MVP, which was measured at fair value on a non-recurring basis, see Note A. Assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020 are summarized below.

	2021					2020
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$95	$260	$17	$(171)	$201	$19	$42	$4	$53	$118
Interest rate swaps (a)(b)(c)(f)	—	4	—	—	4	—	—	—	—	—
Other (a)(b)(d)	492	135	—	—	627	431	126	—	—	557
Total assets	$587	$399	$17	$(171)	$832	$450	$168	$4	$53	$675
Derivative liabilities:
Commodity (a)(b)(c)	$33	$266	$28	$(148)	$179	$7	$296	$23	$46	$372
Interest rate swaps (a)(b)(c)(f)	—	57	—	—	57	—	106	—	—	106
Total liabilities	$33	$323	$28	$(148)	$236	$7	$402	$23	$46	$478
CECONY
Derivative assets:
Commodity (a)(b)(c)	$67	$138	$1	$(79)	$127	$15	$20	$—	$(16)	$19
Other (a)(b)(d)	474	127	—	—	601	411	120	—	—	531
Total assets	$541	$265	$1	$(79)	$728	$426	$140	$—	$(16)	$550
Derivative liabilities:
Commodity (a)(b)(c)	$1	$172	$8	$(53)	$128	$3	$274	$10	$(19)	$268

(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $1 million of commodity derivative assets and $4 million and $3 million of commodity derivative liabilities, respectively, transferred from level 3 to level 2 during the year ended December 31, 2021 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2021 to less than three years as of December 31, 2021. Con Edison and CECONY had $1 million of commodity derivative liabilities transferred from level 3 to level 2 during the year ended December 31, 2020 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2020 to less than three years as of December 31, 2020.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2021 and 2020, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
(d)Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(e)Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(f)See Note Q.

CON EDISON ANNUAL REPORT 2021	185

The employees in the Companies’ risk management group develop and maintain the Companies’ valuation policies and procedures for, and verify pricing and fair value valuation of, commodity derivatives and interest rate swaps. Under the Companies’ policies and procedures, multiple independent sources of information are obtained for forward price curves used to value commodity derivatives and interest rate swaps. Fair value and changes in fair value of commodity derivatives and interest rate swaps are reported monthly to the Companies’ risk committees, comprised of officers and employees of the Companies that oversee energy hedging at the Utilities and the Clean Energy Businesses. The risk management group reports to the Companies’ Vice President and Treasurer.

	Fair Value of Level 3 at December 31, 2021
	(Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison — Commodity
Electricity	$(6)	Discounted Cash Flow	Forward energy prices (a)	$18.75-$82.40 per MWh
	(10)	Discounted Cash Flow	Forward capacity prices (a)	$0.31-$12.93 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	5	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(20.27)-$83.04 per MWh
Total Con Edison — Commodity	$(11)
CECONY — Commodity
Electricity	$(8)	Discounted Cash Flow	Forward capacity prices (a)	$1.35-$12.93 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.52-$3.63 per MWh
Total CECONY — Commodity	$(7)

(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2021 and 2020 and classified as Level 3 in the fair value hierarchy:

	Con Edison		CECONY
(Millions of Dollars)	2021	2020	2021	2020
Beginning balance as of January 1,	$(19)	$(16)	$(10)	$(6)
Included in earnings	(9)	(10)	(3)	(5)
Included in regulatory assets and liabilities	3	(7)	1	(4)
Purchases	6	—	—	—
Settlements	5	15	3	6
Transfer out of level 3	3	(1)	2	(1)
Ending balance as of December 31,	$(11)	$(19)	$(7)	$(10)
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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($2 million loss and $3 million gain) on the consolidated income statement for the years ended December 31, 2021 and 2020, respectively.
Note S – Variable Interest Entities
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

186	CON EDISON ANNUAL REPORT 2021

The Companies enter into arrangements including leases, partnerships and electricity purchase agreements, with various entities. As a result of these arrangements, the Companies retain or may retain a variable interest in these entities.
CECONY
CECONY has an ongoing long-term electricity purchase agreement with Brooklyn Navy Yard Cogeneration Partners, LP, a potential VIE. In 2021, a request was made of this counterparty for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. See Note I for information on these electricity purchase agreements, the payments for this contract constitute CECONY's maximum exposure to loss with respect to the potential VIE.

Clean Energy Businesses
In June 2021, a subsidiary of the Clean Energy Businesses sold substantially all of its membership interest in a renewable electric project, and retained an equity interest of $11 million in the project, which is accounted for as an equity method investment. See Note W. The earnings of the project are determined using the hypothetical liquidation at book value (HLBV) method of accounting which resulted in a loss of $11 million pre-tax ($8 million after-tax) for the year ended December 31, 2021. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the renewable electric project is not held by the Clean Energy Businesses.

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

For the year ended December 31, 2021, the HLBV method of accounting for CED Nevada Virginia resulted in a $158 million loss ($119 million, after tax) for the tax equity investor and $155 million of income ($117 million, after tax) for Con Edison.

In 2018, the Clean Energy Businesses completed its acquisition of Sempra Solar Holdings, LLC. Included in the acquisition were certain operating projects (Tax Equity Projects) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects are consolidated entities in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects is held by the Clean Energy Businesses. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements.

For the year ended December 31, 2021, the HLBV method of accounting for the Tax Equity Projects resulted in $6 million of income ($4 million, after tax) for the tax equity investor and $30 million of income ($24 million, after tax) for Con Edison. For the year ended December 31, 2020, the HLBV method of accounting for the Tax Equity Projects resulted in $43 million of income ($32 million, after tax) for the tax equity investor and a $6 million loss ($4 million, after tax) for Con Edison.

Con Edison has determined that the use of HLBV accounting is reasonable and appropriate to attribute income and loss to the tax equity investors. Refer to Use of Hypothetical Liquidation at Book Value in Note A.

CON EDISON ANNUAL REPORT 2021	187

At December 31, 2021 and 2020, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)		CED Nevada Virginia (c)(h)
(Millions of Dollars)	2021	2020	2021	2020	2021
Non-utility property, less accumulated depreciation (f)(g)	$275	$284	$431	$446	$643
Other assets	37	39	167	176	55
Total assets (a)	$312	$323	$598	$622	$698
Other liabilities	14	13	74	71	315
Total liabilities (b)	$14	$13	$74	$71	$315
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
(d)Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $84 million and $82 million at December 31, 2021 and 2020, respectively.
(e)Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $118 million and $134 million at December 31, 2021 and 2020, respectively.
(f)Non-utility property is reduced by accumulated depreciation of $26 million for Great Valley Solar, $44 million for Copper Mountain - Mesquite Solar and $10 million for CED Nevada Virginia at December 31, 2021.
(g)Non-utility property is reduced by accumulated depreciation of $18 million for Great Valley Solar and $30 million for Copper Mountain - Mesquite Solar at December 31, 2020.
(h)CED Nevada Virginia consists of the Copper Mountain Solar 5, Battle Mountain Solar and Water Strider Solar projects for which the noncontrolling interest of the tax equity investor was $95 million at December 31, 2021.

The following table summarizes the VIEs into which the Clean Energy Businesses have entered as of December 31, 2021:

Project Name	Generating Capacity (a) (MW AC)	Power Purchase Agreement Term in Years	Year of Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (b)
Great Valley Solar (c)	200	15-20	2018	CA	$214
Copper Mountain - Mesquite Solar (c)	344	20-25	2018	NV and AZ	406
CED Nevada Virginia (c)	431	20-25	2021	NV and VA	288
(a)Represents ownership interest in the project.
(b)Maximum exposure is equal to the net assets of the project on the consolidated balance sheet less any applicable noncontrolling interest. Con Edison did not provide any financial or other support during the year that was not previously contractually required.
(c)For the projects comprising Great Valley Solar, Copper Mountain Mesquite Solar and CED Nevada Virginia, refer to (d), (e) and (h) in the table above.
Note T – Asset Retirement Obligations
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

188	CON EDISON ANNUAL REPORT 2021

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
At December 31, 2021, the liabilities for asset retirement obligations of Con Edison and CECONY were $577 million and $504 million, respectively. At December 31, 2020, the liabilities for asset retirement obligations of Con Edison and CECONY were $576 million and $508 million, respectively. The change in liabilities at December 31, 2021 was due to changes in estimated cash flows of $58 million and $55 million for Con Edison and CECONY, respectively, and accretion expense of $18 million and $15 million for Con Edison and CECONY, respectively. The changes were offset by liabilities settled of $75 million and $74 million for Con Edison and CECONY, respectively. The change in liabilities at December 31, 2020 was due to changes in estimated cash flows of $191 million and $186 million for Con Edison and CECONY, respectively, and accretion expense of $16 million and $13 million for Con Edison and CECONY, respectively. The changes were offset by liabilities settled of $56 million and $53 million for Con Edison and CECONY, respectively. At December 31, 2021, Con Edison and CECONY recorded reductions of $87 million and $85 million, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense. At December 31, 2020, Con Edison and CECONY recorded reductions of $49 million to the regulatory liability associated with cost of removal to reflect depreciation and interest expense.
Note U – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. See “Dividends” in Note C. As a result, substantially all of the net assets of CECONY and O&R ($16,312 million and $888 million, respectively), at December 31, 2021, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries. See “Rate Plans” in Note B.
The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2021, 2020 and 2019 were as follows:

CON EDISON ANNUAL REPORT 2021	189

	CECONY
(Millions of Dollars)	2021	2020	2019
Cost of services provided	$137	$128	$121
Cost of services received	68	66	64
In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R $90 million, $59 million and $71 million of natural gas for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are net of the effect of related hedging transactions.

The Utilities perform work and incur expenses on behalf of NY Transco, a company in which CET Electric has a 45.7 percent equity interest. The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the years ended December 31, 2021 and 2020, the amounts billed by the Utilities to NY Transco were $5.9 million and immaterial, respectively. In May 2016, CECONY transferred certain electric transmission projects to NY Transco.

CECONY has storage and wheeling service contracts with Stagecoach Gas Services LLC (Stagecoach), a joint venture formerly owned by a subsidiary of CET Gas and a subsidiary of Crestwood Equity Partners LP (Crestwood). In addition, CECONY is the replacement shipper on one of Crestwood’s firm transportation agreements with Tennessee Gas Pipeline Company LLC. CECONY incurred costs for storage and wheeling services from Stagecoach of $31 million, $34 million and $33 million for the years ended December 31, 2021, 2020 and 2019, respectively. During 2021, a subsidiary of CET Gas completed the sale of its 50 percent interest in Stagecoach. See Note W.

CECONY has a 20-year transportation contract with Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. CET Gas owns a 10.2 percent equity interest in MVP (that is expected to be reduced to 8.5 percent). See "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP) " in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its MVP contract unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request. For the years ended December 31, 2021 and 2020, CECONY incurred no costs under the contract.
FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At December 31, 2021 and 2020 there were no outstanding loans to O&R.
The Clean Energy Businesses had financial electric capacity contracts with CECONY and O&R during 2021 and 2020. For the years ended December 31, 2021 and 2020, the Clean Energy Businesses realized a $4 million loss and an immaterial loss, respectively, under these contracts.
Note V – New Financial Accounting Standards
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

190	CON EDISON ANNUAL REPORT 2021

In December 2021, the FASB issued amendments to the guidance on accounting for government assistance through ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments require that business entities disclose 1) the types of assistance, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on an entity’s financial statements. For public entities, the amendments are effective for reporting periods beginning after December 15, 2021. Early adoption is permitted. The Companies are in the process of evaluating the potential impact of the new guidance on the Companies’ financial position, results of operations and liquidity.

Note W – Dispositions
Crane and Coram
In April 2021, a subsidiary of the Clean Energy Businesses entered into an agreement to sell substantially all of its membership interests in a renewable electric project that it developed and also all of its membership interests in a renewable electric project that it acquired in 2016. The sales were completed in June 2021. The combined carrying value of both projects was approximately $192 million in June 2021. The net pre-tax gain on the sales was $3 million ($2 million after-tax) and was included within "Other operations and maintenance" on Con Edison's consolidated income statement for the year ended December 31, 2021. The retained portion of the membership interest in the renewable electric project, of $11 million, was calculated based on a discounted cash flow of future projected earnings, and the retained portion is accounted for as an equity method investment. The portion of the gain attributable to the retained portion of the membership interest was not material for the year ended December 31, 2021. See Note S.

Stagecoach Gas Services
In 2021, a subsidiary of Con Edison Gas Pipeline and Storage, LLC (CET Gas) and its joint venture partner agreed to sell their combined interests in Stagecoach Gas Services LLC (Stagecoach) for a total of $1,225 million, of which $629 million, including closing adjustments, was attributed to CET Gas for its 50 percent interest. The purchase and sale agreement provided for a two-stage closing, the first of which was completed in July 2021 and the second of which was completed in November 2021. See "Investments - Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)" in Note A.

CON EDISON ANNUAL REPORT 2021	191

Schedule I
Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Income and Comprehensive Income
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts)	2021	2020	2019
Equity in earnings of subsidiaries	$1,369	$1,105	$1,354
Other income (deductions), net of taxes	14	56	76
Interest expense	(37)	(60)	(87)
Net Income	$1,346	$1,101	$1,343
Comprehensive Income	$1,376	$1,095	$1,340
Net Income Per Share – Basic	$3.86	$3.29	$4.09
Net Income Per Share – Diluted	$3.85	$3.28	$4.08
Dividends Declared Per Share	$3.10	$3.06	$2.96
Average Number Of Shares Outstanding—Basic (In Millions)	348.4	334.8	328.5
Average Number Of Shares Outstanding—Diluted (In Millions)	349.4	335.7	329.5
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

192	CON EDISON ANNUAL REPORT 2021

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Cash Flows
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	2019
Net Income	$1,346	$1,101	$1,343
Equity in earnings of subsidiaries	(1,369)	(1,105)	(1,354)
Dividends received from:
CECONY	988	982	912
O&R	52	49	47
Clean Energy Businesses	64	21	3
Con Edison Transmission	152	11	12
Change in Assets:
Special deposits	—	—	(3)
Income taxes receivable	15	—	25
Other – net (b)	211	(521)	44
Net Cash Flows from Operating Activities(b)	1,459	538	1,029
Investing Activities
Contributions to subsidiaries	(1,135)	(626)	(930)
Debt receivable from affiliated companies	875	400	450
Net Cash Flows Used in Investing Activities	(260)	(226)	(480)
Financing Activities
Net proceeds of short-term debt	50	(537)	(783)
Issuance of long-term debt	—	650	825
Retirement of long-term debt(b)	(1,178)	(3)	(553)
Debt issuance costs	(1)	(3)	—
Issuance of common shares for stock plans, net of repurchases	60	58	54
Issuance of common shares - public offering	775	640	825
Common stock dividends	(1,030)	(975)	(924)
Net Cash Flows Used in Financing Activities(b)	(1,324)	(170)	(556)
Net Change for the Period	(125)	142	(7)
Balance at Beginning of Period	144	2	9
Balance at End of Period	$19	$144	$2
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.
(b)During 2021, Con Edison identified that the reclassification of debt from long-term to current for the year ended December 31, 2020 had been erroneously presented within the operating cash flow section as a cash inflow and in the financing section as a cash outflow in the Condensed Statement of Cash Flows (Parent Company Only). The amounts for the year ended December 31, 2020 have been revised to correct the error in the classification of $1,175 million from Other - net within Net Cash Flows from Operating Activities to Retirement of long-term debt within Net Cash Flows Used in Financing Activities. Con Edison has evaluated the effect of these misstatements, both qualitatively and quantitatively, and concluded that they are not material to the financial statements issued for the year ended December 31, 2020. These amounts were correctly presented on the Consolidated Statement of Cash Flows for the year ended December 31, 2020.

CON EDISON ANNUAL REPORT 2021	193

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Balance Sheet
(Parent Company Only)

	December 31,
(Millions of Dollars)	2021	2020
Assets
Current Assets
Cash and temporary cash investments	$19	$144
Accounts receivable - other	—	1
Income taxes receivable	3	18
Accounts receivable from affiliated companies	1,199	1,256
Prepayments	28	62
Other current assets	14	12
Total Current Assets	1,263	1,493
Investments in subsidiaries and others	19,951	18,670
Goodwill	406	406
Deferred income tax	—	55
Long-term debt receivable from affiliated companies	—	875
Total Assets	$21,620	$21,499
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$293	$1,178
Notes payable	50	—
Accounts payable	1	—
Accounts payable to affiliated companies	517	517
Accrued taxes	2	6
Other current liabilities	9	12
Total Current Liabilities	872	1,713
Deferred income tax	64	—
Total Liabilities	936	1,713
Long-term debt	647	939
Shareholders’ Equity
Common stock, including additional paid-in capital	9,748	8,844
Retained earnings	10,289	10,003
Total Shareholders’ Equity	20,037	18,847
Total Liabilities and Shareholders’ Equity	$21,620	$21,499
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

194	CON EDISON ANNUAL REPORT 2021

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2021, 2020 and 2019

				COLUMN C Additions
Company (Millions of Dollars)	COLUMN A Description		COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions (b)	COLUMN E Balance At End of Period
Con Edison	Allowance for uncollectible accounts (a):
		2021	$154	$83	$—	$102	$339
		2020	$74	$72	$—	$8	$154
		2019	$68	$77	$—	$(71)	$74
CECONY	Allowance for uncollectible accounts (a):
		2021	$143	$78	$—	$102	$323
		2020	$68	$65	$—	$10	$143
		2019	$61	$72	$—	$(65)	$68
(a)This is a valuation account deducted in the balance sheet from the assets (Accounts receivable - customers and Other receivables) to which they apply.
(b)Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

CON EDISON ANNUAL REPORT 2021	195

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

Item 9B: Other Information
Con Edison
None.
CECONY
None.

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

196	CON EDISON ANNUAL REPORT 2021

Part III
Item 10: Directors, Executive Officers and Corporate Governance

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationships and Related Transactions, and Director Independence

Item 14: Principal Accounting Fees and Services

Con Edison
Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201(d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 16, 2022. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2021, the close of the fiscal year covered by this report.

The information required pursuant to Item 201(d) of Regulation S-K as at December 31, 2021 is as follows:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)		(2)	(3)
Equity compensation plans approved by security holders
2003 LTIP (a)	104,954		—	—
2013 LTIP (b)	1,379,899		—	3,013,906
Stock Purchase Plan (c)	—		—	4,017,812
Total equity compensation plans approved by security holders	1,484,853		—	7,031,718
Total equity compensation plans not approved by security holders	1,000	(d)	—	—
Total	1,485,853		—	7,031,718
(a)The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2003 (the “2003 LTIP”) include 104,954 shares for stock unit awards made prior to 2013 that have vested and for which the receipt of shares was deferred. Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. Outstanding awards had no exercise price. No new awards may be made under the 2003 LTIP.
(b)The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2013 (the “2013 LTIP”) include: (A) outstanding awards made in 2014 and subsequent years (1,022,520 shares for performance restricted stock units and 61,620 shares for time-based restricted stock units); (B) 295,759 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price. No new awards may be made under the 2013 LTIP after May 20, 2023.
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

For additional information about Con Edison’s stock-based compensation, see Note O to the financial statements in Item 8 of this report (which information is incorporated herein by reference).
In accordance with General Instruction G(3) to Form 10-K, other information regarding Con Edison’s Executive Officers may be found in Part I of this report under the caption “Information about our Executive Officers.”

CECONY
Information required by Items 10, 11, 12 and 13 of Part III as to CECONY is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

CON EDISON ANNUAL REPORT 2021	197

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2021 and 2020 are as follows:

	2021	2020
Audit fees	$3,648,191	$3,551,252
Audit-related fees (a)	488,806	1,145,994
Total fees	$4,136,997	$4,697,246
(a)Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of the company's financial statements that are not specifically deemed “Audit Services.” The major items included in audit-related fees in 2020 and 2021 are fees related to reviews of system implementations and associated internal controls.

Con Edison’s Audit Committee or, as delegated by the Audit Committee, the Chair of the Committee, approves in advance each auditing service and non-audit service permitted by applicable laws and regulations, including tax services, to be provided to CECONY by its independent accountants.

198	CON EDISON ANNUAL REPORT 2021

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

CON EDISON ANNUAL REPORT 2021	199

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 3.1.1)

3.1.2	By-laws of Con Edison, effective as of February 18, 2021. (Designated in Con Edison’s Current Report on Form 8-K, dated February 18, 2021 (File No. 1-14514) as Exhibit 3)

4.1.1	Description of Con Edison's Common Shares ($.10 par value). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 4.1.1)

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

4.1.2.3	Form of Con Edison's 0.65% Debentures, Series 2020 A. (Designated in Con Edison’s Current Report on Form 8-K, dated November 30, 2020 (File No. 1-14514) as Exhibit 4)

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

10.1.2	Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended and restated effective as of December 1, 2021.

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

10.1.3.3
Amendment Two to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 1-14514) as Exhibit 10)

10.1.3.4
Amendment Three to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-14514) as Exhibit 10.1.3.4)

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

10.1.4.4
Amendment, dated December 18, 2017, to the Consolidated Edison Retirement Plan .(Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.4.2)

10.1.4.5
Amendment to the Consolidated Edison Retirement Plan, effective January 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.5)

10.1.4.6
Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.6)

10.1.4.7
Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.7)

10.1.4.8
Amendment to the Consolidated Edison Retirement Plan, effective March 27, 2020. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 1-14514) as Exhibit 10.2)

10.1.4.9
Amendment to the Consolidated Edison Retirement Plan, effective January 31, 2020. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-14514) as Exhibit 10.1.4.9)

10.1.4.10	Amendment to the Consolidated Edison Retirement Plan, effective January 1, 2022

10.1.5.1	The Consolidated Edison Thrift Savings Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-14514) as Exhibit 10.1.2)

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

200	CON EDISON ANNUAL REPORT 2021

10.1.5.4
Amendment to the Consolidated Edison Thrift Savings Plan, effective August 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.4)

10.1.5.5
Amendment to the Consolidated Edison Thrift Savings Plan, effective August 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.5)

10.1.5.6
Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2020. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-14514) as Exhibit 10.1.5.6)

10.1.5.7	Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2022

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

10.1.7.3
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

10.1.8.4	Form of Performance Unit Award for Officers under the Consolidated Edison, Inc. Long Term Incentive Plan.

10.1.8.5	Form of Time-Based Unit Award under the Consolidated Edison, Inc. Long Term Incentive Plan.

10.1.9	The Consolidated Edison, Inc. Executive Incentive Plan, as amended and restated effective January 1, 2020.

10.1.10	Description of Directors’ Compensation, effective as of December 31,2021.

10.1.11	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

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

21.1	Subsidiaries of Con Edison (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 21.1)

23.1	Consent of PricewaterhouseCoopers LLP

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1.1	Section 1350 Certifications – Chief Executive Officer

32.1.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document

CON EDISON ANNUAL REPORT 2021	201

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

3.2.2	By-laws of CECONY, effective May 17, 2021. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 1-14514) as Exhibit 3.2)

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

202	CON EDISON ANNUAL REPORT 2021

4.2.8	The following forms of CECONY’s Debentures, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Debenture Series	Form	Date	Exhibit
5.875% Series 2003 A	8-K	4/7/2003	4
5.10% Series 2003 C	8-K	6/10/2003	4.2
5.70% Series 2004 B	8-K	2/11/2004	4.2
5.30% Series 2005 A	8-K	3/7/2005	4
5.25% Series 2005 B	8-K	6/20/2005	4
5.85% Series 2006 A	8-K	3/9/2006	4
6.20% Series 2006 B	8-K	6/15/2006	4
5.70% Series 2006 E	8-K	12/1/2006	4.2
6.30% Series 2007 A	8-K	8/28/2007	4
6.75% Series 2008 B	8-K	4/4/2008	4.2
5.50% Series 2009 C	8-K	12/4/2009	4
4.45% Series 2010 A	8-K	6/2/2010	4.1
5.70% Series 2010 B	8-K	6/2/2010	4.2
4.20% Series 2012 A	8-K	3/8/2012	4
3.95% Series 2013 A	8-K	2/25/2013	4
4.45% Series 2014 A	8-K	3/3/2014	4
3.30% Series 2014 B	8-K	11/19/2014	4.1
4.625% Series 2014 C	8-K	11/19/2014	4.2
4.50% Series 2015 A	8-K	11/12/2015	4
3.85% Series 2016 A	8-K	6/14/2016	4
2.90% Series 2016 B	8-K	11/10/2016	4.1
4.30% Series 2016 C	8-K	11/10/2016	4.2
3.875% Series 2017 A	8-K	6/5/2017	4
3.125% Series 2017 B	8-K	11/13/2017	4.1
4.00% Series 2017 C	8-K	11/13/2017	4.2
3.80% Series 2018 A	8-K	5/7/2018	4.1
4.50% Series 2018 B	8-K	5/7/2018	4.2
Floating Rate Series 2018 C	8-K	6/21/2018	4.0
4.00% Series 2018 D	8-K	11/27/2018	4.1
4.65% Series 2018 E	8-K	11/27/2018	4.2
4.125% Series 2019 A	8-K	5/6/2019	4
3.70% Series 2019 B	8-K	11/5/2019	4
3.35% Series 2020 A	8-K	3/26/2020	4.1
3.95% Series 2020 B	8-K	3/26/2020	4.2
3.00% Series 2020 C	8-K	11/9/2020	4
2.40% Series 2021 A	8-K	6/3/2021	4.1
2.40% Series 2021 A	8-K	11/29/2021	4.1
3.60% Series 2021 B	8-K	6/3/2021	4.2
3.20% Series 2021 C	8-K	11/29/2021	4.2

CON EDISON ANNUAL REPORT 2021	203

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

10.2.3.7	Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan.

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

10.2.5	CECONY Supplemental Medical Benefits. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-1217) as Exhibit 10.2.1)

10.2.6	The Severance Pay Plan for Management Employees of Consolidated Edison Company of New York, Inc. and its Participating Employers, as amended and restated effective as of December 1, 2021.

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

23.2	Consent of PricewaterhouseCoopers LLP

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.2.1	Section 1350 Certifications – Chief Executive Officer

32.2.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document

204	CON EDISON ANNUAL REPORT 2021

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

CON EDISON ANNUAL REPORT 2021	205

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2022.
Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 17, 2022.

Signature	Registrant	Title

/s/ Timothy P. Cawley	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
Timothy P. Cawley	CECONY	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Robert Hoglund	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Robert Hoglund	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Miller	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Joseph Miller	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Ellen V. Futter	Con Edison CECONY	Director Trustee
Ellen V. Futter

/s/ John F. Killian	Con Edison CECONY	Director Trustee
John F. Killian
/s/ John F. Killian
/s/ Karol V. Mason	Con Edison CECONY	Director Trustee
Karol V. Mason

/s/ John McAvoy	Con Edison CECONY	Director Trustee
John McAvoy

/s/ Dwight A. McBride	Con Edison CECONY	Director Trustee
Dwight A. McBride

/s/ William J. Mulrow	Con Edison CECONY	Director Trustee
William J. Mulrow

/s/ Armando J. Olivera	Con Edison CECONY	Director Trustee
Armando J. Olivera

/s/ Michael W. Ranger	Con Edison CECONY	Director Trustee
Michael W. Ranger

/s/ Linda S. Sanford	Con Edison CECONY	Director Trustee
Linda S. Sanford

/s/ Deirdre Stanley	Con Edison CECONY	Director Trustee
Deirdre Stanley

/s/ L. Frederick Sutherland	Con Edison CECONY	Director Trustee
L. Frederick Sutherland

206	CON EDISON ANNUAL REPORT 2021