Form 10-Q
period 2022-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2022-05-05
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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

As of April 30, 2022, Con Edison had outstanding 354,294,938 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries, including Consolidated Edison Development, Inc., Consolidated Edison Energy, Inc. and Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
OTDA	Office of Temporary Disability Assistance
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced Metering Infrastructure
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as enacted on March 27, 2020
CLCPA	Climate Leadership and Community Protection Act
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
DER	Distributed energy resources
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2021
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectations and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will,” "target," "guidance," "potential," "consider" and similar expressions identify forward-looking statements. The forward-looking statements reflect information available and assumptions at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those identified in reports the Companies have filed with the Securities and Exchange Commission, including, but not limited to:
•the Companies are extensively regulated and are subject to substantial penalties;
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
•changes to tax laws could adversely affect the Companies;
•the Companies require access to capital markets to satisfy funding requirements;
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

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars/Except Share Data)	2022	2021
OPERATING REVENUES
Electric	$2,250	$2,113
Gas	1,250	1,076
Steam	302	264
Non-utility	258	224
TOTAL OPERATING REVENUES	4,060	3,677
OPERATING EXPENSES
Purchased power	487	437
Fuel	144	93
Gas purchased for resale	443	296
Other operations and maintenance	905	790
Depreciation and amortization	529	497
Taxes, other than income taxes	753	704
TOTAL OPERATING EXPENSES	3,261	2,817
OPERATING INCOME	799	860
OTHER INCOME (DEDUCTIONS)
Investment income (loss)	5	(161)
Other income	82	6
Allowance for equity funds used during construction	5	5
Other deductions	(2)	(36)
TOTAL OTHER INCOME (DEDUCTIONS)	90	(186)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	889	674
INTEREST EXPENSE (INCOME)
Interest on long-term debt	241	227
Other interest income	(56)	(47)
Allowance for borrowed funds used during construction	(3)	(4)
NET INTEREST EXPENSE	182	176
INCOME BEFORE INCOME TAX EXPENSE	707	498
INCOME TAX EXPENSE	153	78
NET INCOME	554	420
(Loss) Income attributable to non-controlling interest	(48)	1
NET INCOME FOR COMMON STOCK	$602	$419
Net income per common share—basic	$1.70	$1.23
Net income per common share—diluted	$1.70	$1.22
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	354.1	342.2
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	355.1	343.0
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2022	2021
NET INCOME	$554	$420
LOSS/(INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	48	(1)
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	4
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	4
COMPREHENSIVE INCOME	$602	$423
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2022	2021
OPERATING ACTIVITIES
Net income	$554	$420
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	529	497
Investment loss/impairment	—	172
Deferred income taxes	167	77
Rate case amortization and accruals	18	(7)
Common equity component of allowance for funds used during construction	(5)	(5)
Net derivative losses/(gains)	(68)	(65)
Unbilled revenue and net unbilled revenue deferrals	45	31
Other non-cash items, net	34	6
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(252)	(281)
Allowance for uncollectible accounts – customers	19	33
Materials and supplies, including fuel oil and gas in storage	33	17
Revenue decoupling mechanism receivable	(28)	(42)
Other receivables and other current assets	(198)	43
Taxes receivable	4	15
Prepayments	(471)	(500)
Accounts payable	(156)	(178)
Pensions and retiree benefits obligations, net	50	73
Pensions and retiree benefits contributions	(5)	(4)
Accrued taxes	(27)	(35)
Accrued interest	129	116
Superfund and environmental remediation costs	(7)	(5)
Distributions from equity investments	4	10
System benefit charge	(21)	(20)
Deferred charges, noncurrent assets and other regulatory assets	(214)	(42)
Deferred credits and other regulatory liabilities	440	50
Other current and noncurrent liabilities	(101)	(87)
NET CASH FLOWS FROM OPERATING ACTIVITIES	473	289
INVESTING ACTIVITIES
Utility construction expenditures	(837)	(868)
Cost of removal less salvage	(80)	(86)
Non-utility construction expenditures	(25)	(141)
Investments in electric and gas transmission projects	(10)	(5)
Other investing activities	—	4
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(952)	(1,096)
FINANCING ACTIVITIES
Net issuance (repayment) of short-term debt	(175)	183
Issuance of long-term debt	—	250
Retirement of long-term debt	(26)	(695)
Debt issuance costs	(1)	(3)
Common stock dividends	(276)	(253)
Issuance of common shares for stock plans	14	16
Distribution to noncontrolling interest	(6)	(3)
Sale of equity interest	—	33
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(470)	(472)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(949)	(1,279)
BALANCE AT BEGINNING OF PERIOD	1,146	1,436
BALANCE AT END OF PERIOD	$197	$157
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$104	$112
Income taxes	$(1)	$(15)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$424	$390
Issuance of common shares for dividend reinvestment	$4	$12
Software licenses acquired but unpaid as of end of period	$23	$51
Equipment acquired but unpaid as of end of period	$22	$28

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$108	$992
Accounts receivable – customers, net allowance for uncollectible accounts of $336 and $317 in 2022 and 2021, respectively	2,176	1,943
Other receivables, net allowance for uncollectible accounts of $25 and $22 in 2022 and 2021, respectively	295	298
Taxes receivable	9	13
Accrued unbilled revenue	539	662
Fuel oil, gas in storage, materials and supplies, at average cost	404	437
Prepayments	796	295
Regulatory assets	289	206
Restricted cash	89	154
Revenue decoupling mechanism receivable	218	190
Fair value of derivatives assets	310	128
Other current assets	229	233
TOTAL CURRENT ASSETS	5,462	5,551
INVESTMENTS	833	853
UTILITY PLANT, AT ORIGINAL COST
Electric	35,324	34,938
Gas	12,579	12,303
Steam	2,848	2,828
General	4,241	4,170
TOTAL	54,992	54,239
Less: Accumulated depreciation	12,419	12,177
Net	42,573	42,062
Construction work in progress	2,060	2,152
NET UTILITY PLANT	44,633	44,214
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $660 and $626 in 2022 and 2021, respectively	4,163	4,194
Construction work in progress	222	188
NET PLANT	49,018	48,596
OTHER NONCURRENT ASSETS
Goodwill	439	439
Intangible assets, net accumulated amortization of $320 and $297 in 2022 and 2021, respectively	1,268	1,293
Regulatory assets	3,680	3,639
Pension and retiree benefits	1,902	1,654
Operating lease right-of-use asset	803	809
Fair value of derivatives assets	136	77
Other deferred charges and noncurrent assets	196	205
TOTAL OTHER NONCURRENT ASSETS	8,424	8,116
TOTAL ASSETS	$63,737	$63,116
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$439	$440
Notes payable	1,313	1,488
Accounts payable	1,308	1,497
Customer deposits	313	300
Accrued taxes	77	104
Accrued interest	280	151
Accrued wages	113	113
Fair value of derivative liabilities	134	152
Regulatory liabilities	543	185
System benefit charge	410	423
Operating lease liabilities	120	113
Other current liabilities	365	461
TOTAL CURRENT LIABILITIES	5,415	5,427
NONCURRENT LIABILITIES
Provision for injuries and damages	179	183
Pensions and retiree benefits	761	737
Superfund and other environmental costs	934	940
Asset retirement obligations	581	577
Fair value of derivative liabilities	76	84
Deferred income taxes and unamortized investment tax credits	7,105	6,873
Operating lease liabilities	716	717
Regulatory liabilities	4,503	4,381
Other deferred credits and noncurrent liabilities	261	257
TOTAL NONCURRENT LIABILITIES	15,116	14,749
LONG-TERM DEBT	22,583	22,604
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
EQUITY
Common shareholders’ equity	20,378	20,037
Noncontrolling interest	245	299
TOTAL EQUITY (See Statement of Equity)	20,623	20,336
TOTAL LIABILITIES AND EQUITY	$63,737	$63,116
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	342	$36	$8,808	$11,178	23	$(1,038)	$(112)	$(25)	$218	$19,065
Net income				419					1	420
Common stock dividends ($0.775 per share)				(265)						(265)
Issuance of common shares for stock plans			28							28
Other comprehensive income								4		4
Distributions to noncontrolling interests									(3)	(3)
Net proceeds from sale of equity interest									33	33
BALANCE AS OF MARCH 31, 2021	342	$36	$8,836	$11,332	23	$(1,038)	$(112)	$(21)	$249	$19,282

BALANCE AS OF DECEMBER 31, 2021	354	$37	$9,710	$11,445	23	$(1,038)	$(122)	$5	$299	$20,336
Net income (loss)				602					(48)	554
Common stock dividends ($0.79 per share)				(280)						(280)
Issuance of common shares - public offering							1			1
Issuance of common shares for stock plans			18							18
Distributions to noncontrolling interests									(6)	(6)
BALANCE AS OF MARCH 31, 2022	354	$37	$9,728	$11,767	23	$(1,038)	$(121)	$5	$245	$20,623

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2022	2021
OPERATING REVENUES
Electric	$2,084	$1,968
Gas	1,131	973
Steam	302	264
TOTAL OPERATING REVENUES	3,517	3,205
OPERATING EXPENSES
Purchased power	430	396
Fuel	144	93
Gas purchased for resale	324	233
Other operations and maintenance	741	608
Depreciation and amortization	446	415
Taxes, other than income taxes	721	674
TOTAL OPERATING EXPENSES	2,806	2,419
OPERATING INCOME	711	786
OTHER INCOME (DEDUCTIONS)
Investment and other income	82	4
Allowance for equity funds used during construction	5	5
Other deductions	(6)	(32)
TOTAL OTHER INCOME (DEDUCTIONS)	81	(23)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	792	763
INTEREST EXPENSE (INCOME)
Interest on long-term debt	200	184
Other interest	3	4
Allowance for borrowed funds used during construction	(3)	(4)
NET INTEREST EXPENSE	200	184
INCOME BEFORE INCOME TAX EXPENSE	592	579
INCOME TAX EXPENSE	117	114
NET INCOME	$475	$465
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2022	2021
NET INCOME	$475	$465
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	—
COMPREHENSIVE INCOME	$476	$465
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2022	2021
OPERATING ACTIVITIES
Net income	$475	$465
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	446	415
Deferred income taxes	118	113
Rate case amortization and accruals	14	(9)
Common equity component of allowance for funds used during construction	(5)	(5)
Unbilled revenue and net unbilled revenue deferrals	49	53
Other non-cash items, net	34	(27)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(205)	(269)
Allowance for uncollectible accounts – customers	20	33
Materials and supplies, including fuel oil and gas in storage	27	10
Revenue decoupling mechanism receivable	(27)	(40)
Other receivables and other current assets	(150)	28
Accounts receivable from affiliated companies	6	(5)
Prepayments	(467)	(496)
Accounts payable	(129)	(117)
Accounts payable to affiliated companies	(1)	17
Pensions and retiree benefits obligations, net	43	72
Pensions and retiree benefits contributions	(4)	(4)
Superfund and environmental remediation costs	(8)	(7)
Accrued taxes	(6)	(35)
Accrued taxes to affiliated companies	(1)	—
Accrued interest	108	90
System benefit charge	(17)	(17)
Deferred charges, noncurrent assets and other regulatory assets	(193)	(34)
Deferred credits and other regulatory liabilities	397	47
Other current and noncurrent liabilities	(47)	(58)
NET CASH FLOWS FROM OPERATING ACTIVITIES	477	220
INVESTING ACTIVITIES
Utility construction expenditures	(794)	(818)
Cost of removal less salvage	(79)	(84)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(873)	(902)
FINANCING ACTIVITIES
Net payment of short-term debt	(300)	(233)
Debt issuance costs	(1)	—
Capital contribution by parent	75	125
Dividend to parent	(245)	(247)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(471)	(355)
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(867)	(1,037)
BALANCE AT BEGINNING OF PERIOD	920	1,067
BALANCE AT END OF PERIOD	$53	$30
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$87	$88
Income taxes	$—	$5
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$366	$332
Software licenses acquired but unpaid as of end of period	$22	$48
Equipment acquired but unpaid as of end of period	$22	$28
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$49	$920
Accounts receivable – customers, net allowance for uncollectible accounts of $324 and $304 in 2022 and 2021, respectively	2,026	1,841
Other receivables, net allowance for uncollectible accounts of $23 and $19 in 2022 and 2021, respectively	165	121
Taxes receivable	5	5
Accrued unbilled revenue	422	549
Accounts receivable from affiliated companies	32	38
Fuel oil, gas in storage, materials and supplies, at average cost	342	369
Prepayments	679	212
Regulatory assets	269	188
Restricted cash	4	—
Revenue decoupling mechanism receivable	218	191
Fair value of derivatives assets	227	71
Other current assets	144	198
TOTAL CURRENT ASSETS	4,582	4,703
INVESTMENTS	579	608
UTILITY PLANT, AT ORIGINAL COST
Electric	33,177	32,846
Gas	11,586	11,321
Steam	2,848	2,828
General	3,922	3,854
TOTAL	51,533	50,849
Less: Accumulated depreciation	11,453	11,223
Net	40,080	39,626
Construction work in progress	1,933	1,985
NET UTILITY PLANT	42,013	41,611
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2022 and 2021	2	2
NET PLANT	42,015	41,613
OTHER NONCURRENT ASSETS
Regulatory assets	3,351	3,316
Operating lease right-of-use asset	536	545
Pension and retiree benefits	1,932	1,677
Fair value of derivatives assets	88	56
Other deferred charges and noncurrent assets	130	137
TOTAL OTHER NONCURRENT ASSETS	6,037	5,731
TOTAL ASSETS	$53,213	$52,655
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Notes payable	$1,061	$1,361
Accounts payable	1,116	1,285
Accounts payable to affiliated companies	17	18
Customer deposits	298	285
Accrued taxes	72	78
Accrued taxes to affiliated companies	9	10
Accrued interest	235	127
Accrued wages	103	103
Fair value of derivative liabilities	96	88
Regulatory liabilities	462	134
System benefit charge	367	372
Operating lease liabilities	92	90
Other current liabilities	310	370
TOTAL CURRENT LIABILITIES	4,238	4,321
NONCURRENT LIABILITIES
Provision for injuries and damages	173	178
Pensions and retiree benefits	692	669
Superfund and other environmental costs	843	850
Asset retirement obligations	507	504
Fair value of derivative liabilities	63	40
Deferred income taxes and unamortized investment tax credits	6,977	6,796
Operating lease liabilities	465	462
Regulatory liabilities	4,034	3,921
Other deferred credits and noncurrent liabilities	219	220
TOTAL NONCURRENT LIABILITIES	13,973	13,640
LONG-TERM DEBT	18,384	18,382
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	16,618	16,312
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$53,213	$52,655
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	235	$589	$6,169	$9,122	$(962)	$(62)	$(7)	$14,849
Net income				465				465
Common stock dividend to parent				(247)				(247)
Capital contribution by parent			125					125
BALANCE AS OF MARCH 31, 2021	235	$589	$6,294	$9,340	$(962)	$(62)	$(7)	$15,192

BALANCE AS OF DECEMBER 31, 2021	235	$589	$7,269	$9,478	$(962)	$(62)	$—	$16,312
Net income				475				475
Common stock dividend to parent				(245)				(245)
Capital contribution by parent			75					75
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2022	235	$589	$7,344	$9,708	$(962)	$(62)	$1	$16,618

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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2021.
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern NY and northern NJ and gas service in southeastern NY. Con Edison Clean Energy Businesses, Inc., through its subsidiaries, develops, owns and operates renewable and sustainable energy infrastructure projects and provides energy-related products and services to wholesale and retail customers. Con Edison Transmission, Inc. invests in and seeks to develop electric transmission projects through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and manages, through joint ventures, investments in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas). See “Investments” in Note A.

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

2021 Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)
At March 31, 2021, Con Edison Transmission owned, through subsidiaries, a 50 percent interest in Stagecoach Gas Services, LLC (Stagecoach), a joint venture that owns and operates an existing gas pipeline and storage business located in northeastern PA and the southern tier of NY. Con Edison was in the process of considering strategic alternatives regarding its 50 percent interest in Stagecoach. As a result of information made available to Stagecoach as part of that process, Stagecoach performed a goodwill impairment test that resulted in Stagecoach recording a goodwill impairment charge of $343 million at March 31, 2021. Accordingly, Con Edison recorded a pre-tax loss on its interest in Stagecoach of $172 million ($120 million after-tax) within "Investment income/(loss)" on Con Edison's consolidated income statement at March 31, 2021 that reduced the carrying value of its investment in Stagecoach from $839 million to $667 million.

Stagecoach's goodwill impairment charge and information obtained from Con Edison's strategic evaluation process constituted a triggering event for Con Edison's investment in Stagecoach as of March 31, 2021. Con Edison evaluated the carrying value of its investment in Stagecoach of $667 million for an other-than-temporary decline in value using an income and market-based approach. Con Edison determined that the carrying value of its investment in Stagecoach of $667 million was not impaired as of March 31, 2021.

In May 2021, a subsidiary of Con Edison Gas Pipeline and Storage, LLC (CET Gas) and its joint venture partner agreed to sell their combined interests in Stagecoach for a total of $1,225 million, of which $629 million, including closing adjustments, was attributed to CET Gas for its 50 percent interest. The purchase and sale agreement provided for a two-stage closing, the first of which was completed in July 2021 and the second of which was completed in November 2021. For the year ended December 31, 2021, CET Gas recorded pre-tax impairment losses on its interest in Stagecoach of $212 million in aggregate ($147 million after-tax). CET Gas had no remaining investment in Stagecoach as of December 31, 2021 and March 31, 2022.

2021 and 2020 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)
In January 2016, Con Edison Gas Pipeline and Storage, LLC (CET Gas), an indirect subsidiary of Con Edison, acquired a 12.5 percent equity interest in MVP, a company developing a proposed 300-mile gas transmission project (the Project) in WV and VA. During 2019, Con Edison exercised its right to limit, and did limit, its cash contributions to the joint venture to approximately $530 million, which reduced CET Gas' interest in MVP to 11.3 percent and 10.2 percent as of December 31, 2020 and 2021, respectively. As of March 31, 2022 CET Gas' interest in MVP is 10.0 percent and is expected to be reduced to 8.0 percent based on the Project's current cost estimate and CET Gas' previous capping of its cash contributions. As of December 31, 2020 and 2021, the Project was approximately 92 percent and 94 percent complete, respectively.

During 2020, progress was made on the construction of the Project, and the U.S. Supreme Court issued favorable decisions in cases unrelated to MVP regarding the permitting process for pipeline construction and water crossings. In November 2020, the U.S. Court of Appeals for the Fourth Circuit issued a stay on the Nationwide Permit 12, effectively blocking the Project’s ability to pursue water crossings under that permit. As a result, in November 2020 the Project applied to the FERC for a certificate amendment to bore under water bodies in a portion of the Project in WV, allowing this portion of the pipe to be completed and placed in-service while a plan for the remaining water crossings was pursued. If approved, this certificate amendment would have led to additional Project costs and would have extended the anticipated in-service date. In January 2021, the FERC did not approve the requested certificate amendment. Later in January 2021, the Project indicated its plans to apply for U.S. Army Corps of Engineers individual permits for certain water crossings and a new certificate amendment application to the FERC to bore under other water crossings that, in total, would cover the entire Project length.

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

In December 2021, the Virginia Department of Environmental Quality and the West Virginia Department of Environmental Protection both issued water quality certification permits which are required in order for the U.S. Army Corps of Engineers to proceed with the permitting process for construction of certain Project water crossings. In January 2022, the U.S. Court of Appeals for the Fourth Circuit rejected permits for crossings through the Jefferson National Forest issued by the U.S. Forest Service and Bureau of Land Management. In February 2022, the U.S. Court of Appeals for the Fourth Circuit vacated a biological opinion from the U.S. Fish and Wildlife Service, applicable to all remaining construction. The biological opinion had been issued and was the subject of litigation prior to December 31, 2021. Con Edison believed that the February 2022 action by the U.S. Court of Appeals for the Fourth Circuit, along with the potential outcome of other matters pending before that Court, may lead to further delays and increased Project costs, which constituted a triggering event (the “2021 triggering event”) that required Con Edison to test its investment in MVP for an other-than-temporary impairment as of December 31, 2021.

In response to the 2020 triggering event and 2021 triggering event, Con Edison assessed the value of its equity investment in the Project to determine whether the fair value of its investment in MVP had declined below its carrying value on an other-than-temporary basis as of December 31, 2020 and 2021, respectively. The estimated fair value of the investment was determined using a discounted cash flow analysis, which is a level 3 fair value measurement. The analysis discounted probability-weighted future cash flows, including revenues based on long-term firm transportation contracts, that are secured for the first 20 years following completion of the Project. See Note Q. Con Edison has also assumed cash flows extending beyond this period. All cash flows were discounted at a pre-tax discount rate of 8.3 percent and then weighted based on Con Edison’s estimate of the likelihood that the Project will be completed. For the 2020 triggering event, Con Edison estimated that the likelihood of Project completion was in the upper end of a reasonably possible range. For the 2021 triggering event, Con Edison anticipated that the Project faces legal and regulatory challenges that make construction completion increasingly remote. The Project faces additional delays and increased costs that could further reduce CET Gas' interest in MVP to below 8 percent based on CET Gas' previous capping of its cash contributions. The likelihood that the Project will be completed and, for 2020, the discount rate, are the most significant and sensitive assumptions; changes in these assumptions may materially change the results of the impairment calculation.

Based on the discounted cash flow analyses, Con Edison concluded as of December 31, 2020 and 2021 that the fair value of its investment in MVP declined below its carrying value and the declines were other-than-temporary. Accordingly, Con Edison recorded a pre-tax impairment loss of $320 million ($223 million, after tax) for the year ended December 31, 2020 that reduced the carrying value of its investment in MVP from $662 million to $342 million, with an associated deferred tax asset of $53 million. Additionally, Con Edison recorded a pre-tax impairment loss of $231 million ($162 million, after tax) for the year ended December 31, 2021 that reduced the carrying value of its investment in MVP from $342 million to $111 million with an additional $77 million associated deferred tax asset, totaling a deferred tax asset of $130 million at December 31, 2021 and March 31, 2022. The impairments were recorded within “Investment income (loss)” on Con Edison’s Consolidated Income Statement. In addition, Con Edison did not record non-cash equity in earnings from allowance for funds used during construction from MVP beginning in January 2021 and will continue to refrain from recording such amounts until such time as substantial construction activities resume, which would be indicative of probable Project completion. There were no impairments or substantial changes in the carrying value of Con Edison's investment in MVP for the three months ended March 31, 2022.

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

Reclassification
Certain prior period amounts have been reclassified within the Companies' Consolidated Statements of Cash Flows and Consolidated Balance Sheets to conform with current period presentation.

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

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the estimated vesting price.

For the three months ended March 31, 2022 and 2021, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended March 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2022	2021
Net income for common stock	$602	$419
Weighted average common shares outstanding – basic	354.1	342.2
Add: Incremental shares attributable to effect of potentially dilutive securities	1.0	0.8
Adjusted weighted average common shares outstanding – diluted	355.1	343.0
Net Income per common share – basic	$1.70	$1.23
Net Income per common share – diluted	$1.70	$1.22

The computation of diluted EPS for the three months ended March 31, 2022 and 2021 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three months ended March 31, 2022 and 2021, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Beginning balance, accumulated OCI, net of taxes (a)	$5	$(25)	$—	$(7)
OCI before reclassifications, net of tax of $1 and $(1) for Con Edison in 2022 and 2021, respectively	(1)	2	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2021 (a)(b)	1	2	1	—
Current period OCI, net of taxes	—	4	1	—
Ending balance, accumulated OCI, net of taxes (a)	$5	$(21)	$1	$(7)
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

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At March 31, 2022 and 2021, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At March 31,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Cash and temporary cash investments	$108	$76	$49	$30
Restricted cash (a)(b)	89	81	4	—
Total cash, temporary cash investments and restricted cash	$197	$157	$53	$30
(a)Restricted cash included cash of the Clean Energy Businesses' renewable electric project subsidiaries ($85 million and $81 million at March 31, 2022 and 2021, respectively) that, under the related project debt agreements, is restricted to being used for normal operating expenditures, debt service, and required reserves until the various maturity dates of the project debt.
(b)Restricted cash also included cash paid by CECONY into an escrow account ($4 million at March 31, 2022) for a real estate transaction to support electric transmission facilities.

Note B – Regulatory Matters
Rate Plans
CECONY – Electric
In April 2022, CECONY updated its January 2022 request to the New York State Public Service Commission (NYSPSC) for an electric rate increase effective January 2023. The company decreased its requested January 2023 rate increase by $161 million to $1,038 million, decreased its illustrated January 2024 rate increase by $109 million to $744 million and increased its illustrated January 2025 rate increase by $7 million to $615 million.

CECONY – Gas
In April 2022, CECONY updated its January 2022 request to the NYSPSC for a gas rate increase effective January 2023. The company decreased its requested January 2023 rate increase by $101 million to $402 million, decreased its illustrated January 2024 rate increase by $29 million to $205 million and decreased its illustrated January 2025 rate increase by $42 million to $176 million.

CECONY - Electric and Gas
Pursuant to its electric and gas rate plans, CECONY recorded $92 million of earnings for the year ended December 31, 2021 of earnings adjustment mechanisms and positive incentives, primarily reflecting the achievement of certain energy efficiency measures. For the three months ended March 31, 2022, CECONY recorded a reduction in the amount of previously recorded earnings adjustment mechanisms of $4.5 million.

O&R NY - Electric and Gas
In April 2022, the NYSPSC approved the October 2021 joint proposal for new electric and gas rates. The joint proposal provides for electric rate increases of $4.9 million, $16.2 million and $23.1 million, effective January 1, 2022, 2023 and 2024, or $11.7 million on a levelized annual billed basis, respectively. The joint proposal provides for gas rate increases of $0.7 million, $7.4 million and $9.9 million, effective January 1, 2022, 2023 and 2024, or $4.4 million on a levelized annual billed basis, respectively. The joint proposal also includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years ($2.8 million); reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity.

Rockland Electric Company (RECO)
Effective July 2021, the New Jersey Board of Public Utilities (NJBPU) authorized a conservation incentive program for RECO, that covers all residential and most commercial customers, under which RECO’s actual electric distribution revenues are compared with the authorized distribution revenues and the difference accrued, with interest, for refund to, or recovery from, customers, as applicable. The conservation incentive program is not permitted if RECO’s actual return on equity exceeds the approved base rate filing return on equity by 50 basis points or more.

In January 2022, RECO filed a request with FERC for an increase to its annual transmission revenue requirement from $16.9 million to $20.4 million. The revenue requirement reflects a return on common equity of 11.04 percent and a common equity ratio of 47 percent.

In March 2022, RECO filed a request with the NJBPU to implement a $209 million Infrastructure Investment Program (IIP) over a five-year period (2023 – 2027). RECO’s IIP proposes accelerated infrastructure investments to enhance safety, reliability, and/or resiliency.

COVID-19 Regulatory Matters
Governors, public utility commissions and other regulatory agencies in the states in which the Utilities operate have issued orders related to the COVID-19 pandemic that impact the Utilities as described below.

NY Regulation
In March 2020, former New York State Governor Cuomo declared a State Disaster Emergency for the State of NY due to the COVID-19 pandemic and signed the "New York State on PAUSE" executive order that temporarily closed all non-essential businesses statewide. The former Governor then lifted these closures over time and ended the emergency declaration in June 2021. As a result of the emergency declaration, and due to economic conditions, the NYSPSC and the Utilities have worked to mitigate the potential impact of the COVID-19 pandemic on the Utilities, their customers and other stakeholders.

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In June 2020, the state of NY enacted a law prohibiting NY utilities, including CECONY and O&R, from disconnecting residential customers, and starting in May 2021 small business customers, during the COVID-19 state of emergency, which ended in June 2021. In addition, such prohibitions were in effect until December 21, 2021 for residential and small business customers who experienced a change in financial circumstances due to the COVID-19 pandemic.

In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect, commencing December 1, 2021 through December 31, 2022, $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. The company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. Pursuant to the November 2021 order, the company also established a recovery mechanism for CECONY to collect, commencing January 2023 through December 2023, $19 million and $4 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2021 and the company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. In addition, pursuant to the November 2021 order, CECONY established a reserve of $7 million toward addressing customer arrearages for the year ended December 31, 2021. The order also established a surcharge recovery or surcredit mechanism for any late payment charges and fee deferrals, subject to offsetting related savings resulting from the COVID-19 pandemic, for 2022 starting in January of 2024 over a twelve-month period. CECONY resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on September 3, 2021 and October 1, 2021, respectively. Pursuant to the October 2021 joint proposal for new electric and gas rates for O&R that was approved by the NYSPSC in April 2022. O&R recorded late payment charges and fees that were not billed for the years ended December 31, 2020 and December 31, 2021 of $1.7 million and $2.4 million, respectively, as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. See “Rate Plans,” above. O&R resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on October 1, 2021.
The Utilities’ NY rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. The total reserve increases to the allowance for uncollectible accounts from January 1, 2020 through March 31, 2022 reflecting the impact of the COVID-19 pandemic for CECONY electric and gas operations and O&R electric and gas operations were $260 million and $6 million, respectively, and were deferred pursuant to the legislative, regulatory and related actions provisions of the rate plans as a result of the New York State on PAUSE and related executive orders, that have since been lifted, as described above. The Utilities’ NY rate plans also provide for an allowance for write-offs of customer accounts receivable balances. The above amounts deferred pursuant to the legislative, regulatory and related actions provisions were reduced by the amount that the actual write-offs of customer accounts receivable balances were below the allowance reflected in rates which differences were $1 million and $3 million for CECONY and O&R, respectively, from March 1, 2020 through March 31, 2022.

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

In April 2021, NY passed a law that creates a program that allows eligible residential renters in NY who require assistance with rent and utility bills to have up to twelve months of electric and gas utility bill arrears forgiven, provided that such arrears were accrued on or after March 13, 2020. The program will be administered by the State Office of Temporary Disability Assistance (OTDA) in coordination with the NYSDPS. Under the program, CECONY and O&R qualify for a refundable tax credit for NY gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are waived and certified by the NYSPSC. OTDA may also use the program funds to provide additional Home Energy Assistance Program payments to the Utilities on behalf of low-income customers. For the three months ended March 31, 2022, CECONY received $5.9 million in payments from OTDA. In April 2022, CECONY received additional payments of $13.7 million and qualified for tax credits of $12.2 million to reduce customer accounts receivable balances. O&R has not received any payments from OTDA to date and an immaterial amount of tax credits. The total amount that may be allocated to CECONY and O&R under this program to address customer arrearages is not yet known.

In April 2022, NY approved the 2022-2023 state budget, which includes $250 million for addressing residential statewide utility arrears accrued from March 7, 2020 through March 1, 2022. Funds are expected to be distributed by the NYSDPS to NY utilities on behalf of customers. The allocation of funds to NY utilities, including CECONY and O&R, is to be based on their share of statewide eligible utility arrears of customers participating in energy affordability programs, and funds are expected to be disbursed no later than August 1, 2022.

In May 2021, CECONY and O&R, along with other large NY utilities, submitted joint comments to the NYSDPS' February 2021 report on New York State’s Energy Affordability Policy. The report recommends, among other things, that residential and commercial customers’ late payment fees and interest on deferred payment agreements be waived until two years after the expiration of the New York State moratorium on utility terminations (the moratorium expired on December 21, 2021) and each utility develop an arrears management program to mitigate the financial burdens of the COVID-19 pandemic on NY households and that program costs be shared, perhaps equally, between shareholders and customers. The May 2021 joint comments stated that it is not necessary for the NYSPSC to adopt the report’s COVID-19 related recommendations because New York State already passed laws that address the issues in the report, as described above.

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

NJ Regulation
In March 2020, NJ Governor Murphy declared a Public Health Emergency and State of Emergency for the State of NJ. In June 2021, the Governor ended the emergency declaration. As a result of the emergency declaration, and due to economic conditions, the NJBPU and RECO have worked to mitigate the potential impact of the COVID-19 pandemic on RECO, its customers and other stakeholders. In March 2020, RECO began suspending late payment charges, terminations for non-payment, and no access fees during the COVID-19 pandemic. The suspension of these fees continued through July 31, 2021 and were not material.

In July 2020, the NJBPU authorized RECO and other NJ utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to the COVID-19 pandemic beginning on March 9, 2020, and has extended such deferrals through December 31, 2022. RECO deferred net incremental COVID-19 related costs of $0.8 million through March 31, 2022.

Gas Safety
In April 2020, the NYSPSC issued an order that extended the deadlines to complete certain gas inspections by all New York gas utilities, including CECONY and O&R, from April 1, 2020 to August 1, 2020. The deadlines were subsequently extended to September 2, 2020 and June 1, 2022, and CECONY and O&R have taken all reasonable measures to complete such inspections.

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

O&R, under its current electric and gas rate plans, has reflected its TCJA net benefits in its electric and gas rates beginning as of January 1, 2019. Under the rate plans, O&R amortized its net benefits prior to January 1, 2019 ($22 million) over a three-year period. The protected portion of its net regulatory liability for future income taxes ($123 million) is being amortized over the remaining lives of the related assets). Pursuant to the October 2021 Joint Proposal, O&R will amortize the remaining unprotected portion of its net regulatory liability for future income taxes ($34 million) over a six-year period beginning January 1, 2022.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes. The understatement was related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets that were not reflected in O&R’s rate plans prior to 2014, CECONY’s electric and gas rate plans prior to 2015 and 2016, respectively, and is currently not reflected in CECONY’s steam rate plan. This understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) that is expected to confirm, among other things, that in order to comply with IRS normalization rules, such understatement may not be corrected through a write-down of a portion of the regulatory asset and must be corrected through an increase in future years’ revenue requirements. The regulatory asset ($1,165 million and $25 million for CECONY and O&R, respectively, as of March 31, 2022) and ($1,176 million and $26 million for CECONY and O&R, respectively, as of December 31, 2021) is netted against the future income tax regulatory liability on the Companies’ consolidated balance sheet. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At March 31, 2022, the Utilities had not accrued a liability related to this matter.

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

In July 2021, the NYSPSC approved a settlement agreement among CECONY, O&R and the NYSDPS that fully resolves all issues and allegations that have been raised or could have been raised by the NYSPSC against CECONY and O&R with respect to: (1) the July 2018 rupture of a CECONY steam main located on Fifth Avenue and 21st Street in Manhattan (the “2018 Steam Incident”); (2) the July 2019 electric service interruptions to approximately 72,000 CECONY customers on the west side of Manhattan and to approximately 30,000 CECONY customers primarily in the Flatbush area of Brooklyn (the “2019 Manhattan and Brooklyn Outages”); (3) the August 2020 electric service interruptions to approximately 330,000 CECONY customers and approximately 200,000 O&R customers following Tropical Storm Isaias (the “Tropical Storm Isaias Outages”) and (4) the August 2020 electric service interruptions to approximately 190,000 customers resulting from faults at CECONY’s Rainey substation following Tropical Storm Isaias (the “Rainey Outages”). Pursuant to the settlement agreement, CECONY and O&R agreed to a total settlement amount of $75.1 million and $7.0 million, respectively. CECONY and O&R agreed to forgo recovery from customers of $25 million and $2.5 million, respectively, associated with the return on existing storm hardening assets beginning with the next rate plan for each utility (over a period of 35 years). CECONY and O&R also agreed to incur ongoing operations and maintenance costs of up to $15.8 million and $2.9 million, respectively, for, among other things, costs to maintain a certain level of contractor and vehicle storm emergency support and storm preparation audits. For CECONY, the settlement agreement included previously incurred or accrued costs of $34.3 million, including negative revenue adjustments of $5 million for the Rainey Outages and $15 million for the 2019 Manhattan and Brooklyn Outages and $14.3 million in costs to reimburse customers for food and medicine spoilage and other previously incurred expenses related to Tropical Storm Isaias and the 2018 Steam Incident. For O&R, the settlement agreement included previously incurred costs of $1.6 million to reimburse customers for food and medicine spoilage and other expenses related to the Tropical Storm Isaias Outages.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at March 31, 2022 and December 31, 2021 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Regulatory assets
Environmental remediation costs	$933	$938	$854	$860
Pension and other postretirement benefits deferrals	447	496	392	435
Revenue taxes	409	395	391	378
System peak reduction and energy efficiency programs	330	285	329	284
COVID-19 pandemic deferrals	304	282	297	277
Deferred storm costs	292	276	178	158
Property tax reconciliation	178	202	178	202
MTA power reliability deferral	128	140	128	140
Unrecognized pension and other postretirement costs	112	128	89	110
Deferred derivative losses - long term	85	51	80	45
Municipal infrastructure support costs	41	44	41	44
Brooklyn Queens demand management program	34	36	34	36
Meadowlands heater odorization project	29	29	29	29
Non-wire alternative projects	23	23	23	23
Preferred stock redemption	20	20	20	20
Unamortized loss on reacquired debt	14	16	13	14
Recoverable REV demonstration project costs	14	16	13	15
Gate station upgrade project	14	14	14	14
Other	273	248	248	232
Regulatory assets – noncurrent	3,680	3,639	3,351	3,316
Deferred derivative losses - short term	177	141	165	133
Recoverable energy costs	112	65	104	55
Regulatory assets – current	289	206	269	188
Total Regulatory Assets	$3,969	$3,845	$3,620	$3,504
Regulatory liabilities
Future income tax	$1,931	$1,984	$1,790	$1,840
Allowance for cost of removal less salvage	1,215	1,199	1,046	1,033
Unrecognized pension and other postretirement costs	231	32	199	—
Net unbilled revenue deferrals	131	209	131	209
Pension and other postretirement benefit deferrals	108	102	63	55
Deferred derivative gains - long term	106	61	96	55
Net proceeds from sale of property	95	103	94	103
TCJA net benefits*	92	125	91	123
System benefit charge carrying charge	72	70	64	63
Property tax refunds	35	35	35	35
Sales and use tax refunds	30	17	29	16
BQDM and REV Demo reconciliations	25	25	22	22
Earnings sharing - electric, gas and steam	13	13	10	10
Settlement of gas proceedings	10	12	10	12
Workers' compensation	10	8	10	8
Energy efficiency portfolio standard unencumbered funds	6	15	7	19
Settlement of prudence proceeding	6	6	6	6
Other	387	365	331	312
Regulatory liabilities – noncurrent	4,503	4,381	4,034	3,921
Deferred derivative gains - short term	480	142	443	132
Refundable energy costs	50	32	19	2
Revenue decoupling mechanism	13	11	—	—
Regulatory liabilities – current	543	185	462	134
Total Regulatory Liabilities	$5,046	$4,566	$4,496	$4,055
* See "Other Regulatory Matters," above.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the three months ended March 31, 2022 and 2021 was 1.75 percent and 1.80 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($1,983 million and $1,962 million for Con Edison, and $1,777 million and $1,751 million for CECONY at March 31, 2022 and December 31, 2021, respectively). Regulatory assets of RECO for which a cash outflow has been made ($22 million and $25 million at March 31, 2022 and December 31, 2021, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At March 31, 2022 and December 31, 2021, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Unrecognized pension and other postretirement costs	$112	$128	$89	$110
Environmental remediation costs	922	928	843	850
Revenue taxes	388	375	372	359
COVID-19 Deferral for Uncollectible Accounts Receivable	265	236	258	231
Deferred derivative losses - current	177	141	165	134
Deferred derivative losses - long term	85	51	80	45
Other	37	24	36	24
Total	$1,986	$1,883	$1,843	$1,753
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
The Utilities recover deferred derivative losses – current within one year, and noncurrent generally within three years.

Note C – Capitalization
The carrying amounts and fair values of long-term debt at March 31, 2022 and December 31, 2021 were:

(Millions of Dollars)	2022		2021
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$23,022	$23,812	$23,044	$26,287
CECONY	$18,384	$19,175	$18,382	$21,382
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $223 million and $191 million for Con Edison and CECONY, respectively, as of March 31, 2022 and $226 million and $193 million for Con Edison and CECONY, respectively, as of December 31, 2021.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at March 31, 2022 are classified as Level 2 liabilities (see Note O).

Note D – Short-Term Borrowing
At March 31, 2022, Con Edison had $1,313 million of commercial paper outstanding of which $1,061 million was outstanding under CECONY’s program. The weighted average interest rate at March 31, 2022 was 0.8 percent for both Con Edison and CECONY. At December 31, 2021, Con Edison had $1,488 million of commercial paper outstanding of which $1,361 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2021 was 0.3 percent for both Con Edison and CECONY.

At March 31, 2022 and December 31, 2021, no loans were outstanding under the Companies' December 2016 credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of March 31, 2022 and December 31, 2021.

In March 2022, CECONY entered into a 364-Day Revolving Credit Agreement (the CECONY Credit Agreement) under which banks are committed to provide loans up to $750 million on a revolving credit basis. The CECONY Credit Agreement expires on March 30, 2023 and supports CECONY’s commercial paper program and loans issued under the CECONY Credit Agreement may also be used for other general corporate purposes. The banks’ commitments under the CECONY Credit Agreement are subject to certain conditions, including that there be no event of default and that CECONY shall have received the required regulatory approval. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by CECONY, the banks may terminate their commitments and declare the loans, accrued interest and any other amounts due by CECONY immediately due and payable. Events of default include CECONY exceeding at any time a ratio of consolidated debt to consolidated total capital of 0.65 to 1; having liens on its assets in an aggregate amount exceeding five percent of its consolidated total capital, subject to certain exceptions; CECONY failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt); cross default to other financial obligations of $150 million or more of CECONY which would permit the holder to accelerate the obligations; and other customary events of default.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Service cost – including administrative expenses	$72	$86	$67	$81
Interest cost on projected benefit obligation	126	118	119	111
Expected return on plan assets	(292)	(276)	(277)	(262)
Recognition of net actuarial loss	94	199	89	189
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST/(CREDIT)	$(4)	$123	$(7)	$114
Cost capitalized	(33)	(39)	(32)	(37)
Reconciliation to rate level	64	(57)	61	(55)
Total expense recognized	$27	$27	$22	$22

Components of net periodic benefit cost other than service cost are presented outside of operating income on the Companies' consolidated income statements, and only the service cost component is eligible for capitalization. Accordingly, the service cost component is included in the line "Other operations and maintenance" and the non-service cost components are included in the line "Other deductions" in the Companies' consolidated income statements. The increase in the "Pension and retiree benefits" asset in the Companies' consolidated balance sheets from December 31, 2021 to March 31, 2022 is primarily due to favorable plan liability experience.

Expected Contributions
Based on estimates as of March 31, 2022, the Companies expect to make contributions to the pension plans during 2022 of $31 million (of which $18 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first three months of 2022, the Companies contributed $5 million to the pension plans, $4 million of which was contributed by CECONY.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Service cost - including administrative expenses	$5	$7	$4	$5
Interest cost on projected other postretirement benefit obligation	9	8	8	7
Expected return on plan assets	(18)	(17)	(14)	(14)
Recognition of net actuarial loss	(1)	6	(1)	5
Recognition of prior service credit	—	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST	$(5)	$3	$(3)	$3
Cost capitalized	(2)	(3)	(2)	(2)
Reconciliation to rate level	4	—	4	(2)
Total credit recognized	($3)	$—	$(1)	$(1)

For information about the presentation of the components of other postretirement benefit costs, see Note E. The "Pensions and retiree benefits" noncurrent asset and noncurrent liability on the Companies' consolidated balance sheets as of March 31, 2022 reflect the December 31, 2021 funded status and final census data, and current year activity. The other postretirement benefit plans valuation for 2022 is expected to be finalized in the second quarter of 2022.

Expected Contributions
Based on estimates as of March 31, 2022, the Companies expect to make a contribution of $8 million (all of which is to be made by CECONY) to the other postretirement benefit plans in 2022. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2022 and December 31, 2021 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Accrued Liabilities:
Manufactured gas plant sites	$840	$845	$750	$755
Other Superfund Sites	94	95	93	95
Total	$934	$940	$843	$850
Regulatory assets	$933	$938	$854	$860

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
Environmental remediation costs incurred related to Superfund Sites for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Remediation costs incurred	$8	$8	$7	$8

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three months ended March 31, 2022 and 2021.
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At March 31, 2022, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at March 31, 2022 and December 31, 2021 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$63	$65	$60	$62
Regulatory liabilities – workers’ compensation	$10	$8	$10	$8

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a City sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the City’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, the company accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, which estimated liability did not change as of March 31, 2022.

Other Contingencies
For additional contingencies, see "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $2,067 million and $2,157 million at March 31, 2022 and December 31, 2021, respectively.
A summary, by type and term, of Con Edison's total guarantees under these agreements at March 31, 2022 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$480	$—	$—	$480
Energy transactions	456	31	292	779
Renewable electric projects	303	59	376	738
Other	70	—	—	70
Total	$1,309	$90	$668	$2,067

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
Renewable Electric Projects — Con Edison and the Clean Energy Businesses guarantee payments on behalf of their wholly-owned subsidiaries associated with their investment in, or development for others of, solar and wind energy facilities.
Other — Other guarantees consist of a $70 million guarantee provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the operation of solar energy facilities and energy service projects of the Clean Energy Businesses.

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Operating lease cost	$21	$22	$16	$17
Operating lease cash flows	$9	$8	$4	$4

As of March 31, 2022 and December 31, 2021, assets recorded as finance leases were $2 million for Con Edison and $1 million for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $4 million and $2 million, respectively.

For the three months ended March 31, 2022 and 2021, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $44 million and $1 million, respectively, for the three months ended March 31, 2022. Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $16 million and $1 million, respectively, for the three months ended March 31, 2021.

Other information related to leases for Con Edison and CECONY at March 31, 2022 and December 31, 2021 were as follows:

	Con Edison		CECONY
	2022	2021	2022	2021
Weighted Average Remaining Lease Term:
Operating leases	18.2 years	18.5 years	11.9 years	12.1 years
Finance leases	7.2 years	7.1 years	3.0 years	3.1 years
Weighted Average Discount Rate:
Operating leases	4.3%	4.3%	3.5%	3.5%
Finance leases	1.8%	1.8%	1.1%	1.1%

Future minimum lease payments under non-cancellable leases at March 31, 2022 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending March 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2023	$84	$—	$60	$—
2024	77	—	59	—
2025	78	1	59	1
2026	78	—	60	—
2027	76	—	60	—
All years thereafter	871	1	394	—
Total future minimum lease payments	$1,264	$2	$692	$1
Less: imputed interest	(428)	—	(135)	—
Total	$836	$2	$557	$1
Reported as of March 31, 2022
Operating lease liabilities (current)	$120	$—	$92	$—
Operating lease liabilities (noncurrent)	716	—	465	—
Other noncurrent liabilities	—	2	—	1
Total	$836	$2	$557	$1

At March 31, 2022, the Companies had an additional operating lease agreement that had not yet commenced, for a solar electric facility under construction by the Clean Energy Businesses, for which the present value of the lease payments is $6 million. This lease is expected to commence within one year, with a lease term of approximately 45 years.

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three months ended March 31, 2022 and 2021.

Note J – Income Tax
Con Edison’s income tax expense increased to $153 million for the three months ended March 31, 2022 from $78 million for the three months ended March 31, 2021. The increase in income tax expense is primarily due to higher income before income tax expense, higher state income taxes, and lower income attributable to non-controlling interests.

CECONY’s income tax expense increased to $117 million for the three months ended March 31, 2022 from $114 million for the three months ended March 31, 2021. The increase in income tax expense is primarily due to higher income before income tax expense and lower flow-through tax benefits in 2022 for plant-related items, offset in part by a higher general business tax credit.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended March 31, 2022 and 2021 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2022	2021	2022	2021
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	5	4	5	5
Amortization of excess deferred federal income taxes	(6)	(9)	(7)	(7)
Taxes attributable to non-controlling interests	2	—	—	—
Cost of removal	1	2	1	1
Other plant-related items	—	(1)	—	—
Renewable energy credits	(1)	(1)	—	—
Effective tax rate	22%	16%	20%	20%

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

Uncertain Tax Positions
At March 31, 2022, the estimated liability for uncertain tax positions for Con Edison was $16 million ($5 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $12 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is $3 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $16 million ($15 million, net of federal taxes) with $5 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the three months ended March 31, 2022 and 2021, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At March 31, 2022 and December 31, 2021, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three months ended March 31, 2022 and 2021, revenue from contracts with customers as defined in Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$2,107	$(23)	$2,084	$1,966	$2	$1,968
Gas	1,104	27	1,131	946	27	973
Steam	299	3	302	261	3	264
Total CECONY	$3,510	$7	$3,517	$3,173	$32	$3,205
O&R
Electric	163	3	166	144	1	145
Gas	120	(1)	119	108	(5)	103
Total O&R	$283	$2	$285	$252	($4)	$248
Clean Energy Businesses
Renewables	140	—	140	154	—	154
Energy services	19	—	19	22	—	22
Other	—	101	101	—	48	48
Total Clean Energy Businesses	$159	$101	$260	$176	$48	$224
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	(3)	(3)	—	(1)	(1)
Total Con Edison	$3,953	$107	$4,060	$3,602	$75	$3,677
(a) For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their NY electric and gas rate plans (see "Rate Plans" in Note B). For the Clean Energy Businesses, this includes revenue from wholesale services.
(b)    Parent company and consolidation adjustments.

	2022			2021
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$35	$7		$11	$41
Additions (c)	21	—		24	—
Subtractions (c)	36	4	(d)	13	1	(d)
Ending balance as of March 31,	$20	$3		$22	$40
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
(d)Of the subtractions from unearned revenue, $4 million and $1 million were included in the balances as of January 1, 2022 and 2021, respectively.

As of March 31, 2022, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services was $114 million, of which $76 million will be recognized within the next two years, and the remaining $38 million will be recognized pursuant to long-term service and maintenance agreements.
Utilities' Assessment of Late Payment Charges
In March 2020, the Utilities began suspending new late payment charges and certain other fees for all customers. For the three months ended March 31, 2021, the estimated amount of these revenues was $18 million and $17 million for Con Edison and CECONY, respectively. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect, commencing December 1, 2021 through December 31, 2022, $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. In April 2022, the NYSPSC approved the October 2021 O&R NY joint proposal for new electric and gas rate plans for the three-year period January 2022 through December 2024 that includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years; reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024. CECONY resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic in September 2021 and October 2021, respectively. O&R resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic in October 2021. See "COVID-19 Regulatory Matters" in Note B.

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
The Clean Energy Businesses’ customer accounts receivable balance generally reflects the management of energy supply assets, energy-efficiency services to government and commercial customers, and the engineering, procurement, and construction services of renewable energy projects. The Clean Energy Businesses calculate an allowance for uncollectible accounts related to their energy services customers based on an aging and customer-specific analysis. The amount of such reserves was not material at March 31, 2022 and December 31, 2021.

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
Starting in 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases to the allowance for customer uncollectible accounts for Con Edison and CECONY were $19 million and $20 million, respectively from December 31, 2021 to March 31, 2022. The increases to the allowance for uncollectible accounts for Con Edison were $33 million, substantially all of which related to CECONY from December 31, 2020 to March 31, 2021.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a rollforward by major portfolio segment type for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021
Allowance for credit losses
Beginning Balance at January 1,	$317	$148	$22	$7	$304	$138	$19	$4
Recoveries	5	3	—	—	4	3	—	—
Write-offs	(30)	(21)	(3)	(1)	(28)	(20)	(2)	—
Reserve adjustments	44	51	6	1	44	50	6	1
Ending Balance March 31,	$336	$181	$25	$7	$324	$171	$23	$5

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021
CECONY
Electric	$2,084	$1,968	$4	$4	$332	$315	$170	$247
Gas	1,131	973	2	2	90	77	451	439
Steam	302	264	19	19	24	23	90	100
Consolidation adjustments	—	—	(25)	(25)	—	—	—	—
Total CECONY	$3,517	$3,205	$—	$—	$446	$415	$711	$786
O&R
Electric	$166	$145	$—	$—	$17	$17	$8	$9
Gas	119	103	—	—	7	7	38	40
Total O&R	$285	$248	$—	$—	$24	$24	$46	$49
Clean Energy Businesses	$260	$224	$—	$—	$59	$58	$46	$28
Con Edison Transmission	1	1	—	—	—	—	(3)	(3)
Other (a)	(3)	(1)	—	—	—	—	(1)	—
Total Con Edison	$4,060	$3,677	$—	$—	$529	$497	$799	$860
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

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at March 31, 2022 and December 31, 2021 were:

(Millions of Dollars)	2022				2021
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$637	$(328)	$309	(b)	$285	$(158)	$127	(b)
Noncurrent	154	(18)	136	(c)	90	(13)	77
Total fair value of derivative assets	$791	$(346)	$445		$375	$(171)	$204
Fair value of derivative liabilities
Current	$(330)	$196	$(134)	(c)	$(289)	$137	$(152)	(d)
Noncurrent	(94)	18	(76)	(c)	(94)	10	(84)	(d)
Total fair value of derivative liabilities	$(424)	$214	$(210)		$(383)	$147	$(236)
Net fair value derivative assets/(liabilities)	$367	($132)	$235		$(8)	$(24)	$(32)
CECONY
Fair value of derivative assets
Current	$497	$(270)	$227	(b)	$135	$(64)	$71	(b)
Noncurrent	110	(22)	88		71	(15)	56
Total fair value of derivative assets	$607	$(292)	$315		$206	$(79)	$127
Fair value of derivative liabilities
Current	$(215)	$119	$(96)		$(131)	$43	$(88)
Noncurrent	(82)	19	(63)		(50)	10	(40)
Total fair value of derivative liabilities	$(297)	$138	$(159)		$(181)	$53	$(128)
Net fair value derivative assets/(liabilities)	$310	$(154)	$156		$25	$(26)	$(1)
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
(b)At March 31, 2022 and December 31, 2021, margin deposits of $1 million and an immaterial amount for Con Edison and CECONY, respectively, were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.
(c)Includes amounts for interest rate swaps of $24 million in noncurrent assets, $(9) million in current liabilities and $(4) million in noncurrent liabilities. At March 31, 2022, the Clean Energy Businesses had interest rate swaps with notional amounts of $1,014 million. The expiration dates of the swaps range from 2025-2041.
(d)Includes amounts for interest rate swaps of $4 million in noncurrent assets, $(20) million in current liabilities and $(38) million in noncurrent liabilities. At December 31, 2021, the Clean Energy Businesses had interest rate swaps with notional amounts of $1,031 million. The expiration dates of the swaps ranged from 2025-2041. In 2021, as part of the Clean Energy Businesses sale of a renewable electric project, interest rate swaps terminating in 2024 were assumed by the buyer.

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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2022 and 2021:

		For the Three Months Ended March 31,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2022	2021	2022	2021
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$339	$19	$312	$17
Noncurrent	Deferred derivative gains	45	(3)	41	(3)
Total deferred gains/(losses)		$384	$16	$353	$14
Current	Deferred derivative losses	$(36)	$4	$(32)	$3
Current	Recoverable energy costs	157	—	143	2
Noncurrent	Deferred derivative losses	(34)	23	(34)	20
Total deferred gains/(losses)		87	$27	$77	$25
Net deferred gains/(losses) (a)		$471	$43	$430	$39
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$5	$1	$—	$—
	Non-utility revenue	(17)	3	—	—
	Other operations and maintenance expense	3	2	3	2
	Other interest expense	65	59	—	—
Total pre-tax gains/(losses) recognized in income		$56	$65	$3	$2
(a)Unrealized net deferred gains on electric and gas derivatives for the Utilities increased as a result of higher electric and gas commodity prices during the three months ended March 31, 2022. Upon settlement, short-term deferred derivative gains generally reduce the recoverable costs of electric and gas purchases.
The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at March 31, 2022:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	24,078,605	37,114	229,787,936	2,688,000
CECONY	22,015,475	26,100	214,090,000	2,688,000
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
At March 31, 2022, Con Edison and CECONY had $643 million and $387 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $100 million with independent system operators, $49 million with non-investment grade/non-rated counterparties, $194 million with commodity exchange brokers, and $300 million with investment-grade counterparties. CECONY’s net credit exposure consisted of $157 million with commodity exchange brokers, $229 million with investment-grade counterparties, and $1 million with non-investment grade/non-rated counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at March 31, 2022:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$130	$99
Collateral posted	100	100
Additional collateral (b) (downgrade one level from current ratings)	36	2
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	88	37
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post $5 million of additional collateral at March 31, 2022. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At March 31, 2022, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $39 million.

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

For information on the measurement of Con Edison's investment in MVP, which was measured at fair value on a non-recurring basis, see Note A. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are summarized below.

	2022					2021
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$191	$482	$28	$(279)	$422	$95	$260	$17	$(171)	$201
Interest rate swaps (a)(b)(c)	—	24	—	—	24	—	4	—	—	4
Other (a)(b)(d)	467	129	—	—	596	492	135	—	—	627
Total assets	$658	$635	$28	$(279)	$1,042	$587	$399	$17	$(171)	$832
Derivative liabilities:
Commodity (a)(b)(c)	$24	$309	$14	$(150)	$197	$33	$266	$28	$(148)	$179
Interest rate swaps (a)(b)(c)	—	13	—	—	13	—	57	—	—	57
Total liabilities	$24	$322	$14	$(150)	$210	$33	$323	$28	$(148)	$236
CECONY
Derivative assets:
Commodity (a)(b)(c)	$163	$381	$—	$(228)	$316	$67	$138	$1	$(79)	$127
Other (a)(b)(d)	450	122	—	—	572	474	127	—	—	601
Total assets	$613	$503	$—	$(228)	$888	$541	$265	$1	$(79)	$728
Derivative liabilities:
Commodity (a)(b)(c)	$—	$229	$6	$(75)	$160	$1	$172	$8	$(53)	$128
(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had no transfers between levels 1, 2, and 3 during the three months ended March 31, 2022. Con Edison and CECONY had $1 million of commodity derivative assets and $4 million and $3 million of commodity derivative liabilities, respectively, transferred from level 3 to level 2 during the year ended December 31, 2021 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2021 to less than three years as of December 31, 2021.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2022 and December 31, 2021, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

	Fair Value of Level 3 at March 31, 2022	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$20	Discounted Cash Flow	Forward energy prices (a)	$22.50-$82.00 per MWh
	(7)	Discounted Cash Flow	Forward capacity prices (a)	$0.45-$7.13 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(44.01)-$13.89 per MWh
Total Con Edison—Commodity	$14
CECONY – Commodity
Electricity	$(6)	Discounted Cash Flow	Forward capacity prices (a)	$1.51-$7.13 per kW-month
Total CECONY—Commodity	$(6)
(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2022 and 2021 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Beginning balance as of January 1,	$(11)	$(19)	$(7)	$(10)
Included in earnings	24	(2)	(1)	(2)
Included in regulatory assets and liabilities	1	4	—	2
Settlements	—	5	2	3
Ending balance as of March 31,	$14	$(12)	$(6)	$(7)

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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($27 million gain and $3 million gain) on the consolidated income statement for the three months ended March 31, 2022 and 2021, respectively.

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

Clean Energy Businesses
In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement relating to certain projects (CED Nevada Virginia) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows will be allocated. CED Nevada Virginia is a consolidated entity in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of CED Nevada Virginia is held by the Clean Energy Businesses.

For the three months ended March 31, 2022, the HLBV method of accounting for CED Nevada Virginia resulted in a $42 million loss ($32 million, after-tax) for the tax equity investor and $39 million of income ($30 million, after-tax) for Con Edison.

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

For the three months ended March 31, 2022, the HLBV method of accounting for the Tax Equity Projects resulted in a $5 million loss ($4 million, after tax) for the tax equity investor and $10 million of income ($7 million, after-tax) for Con Edison. For the three months ended March 31, 2021, the HLBV method of accounting for the Tax Equity Projects resulted in $2 million of income ($1 million, after-tax) for the tax equity investor and $3 million of income ($2 million, after-tax) for Con Edison.

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

At March 31, 2022 and December 31, 2021, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)		CED Nevada Virginia (c)(h)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021
Non-utility property, less accumulated depreciation (f)(g)	$273	$275	$428	$431	$636	$643
Other assets	41	37	169	167	57	55
Total assets (a)	$314	$312	$597	$598	$693	$698
Other liabilities	15	14	77	74	327	315
Total liabilities (b)	$15	$14	$77	$74	$327	$315
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

(d)Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $80 million and $84 million at March 31, 2022 and December 31, 2021, respectively.
(e)Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $112 million and $118 million at March 31, 2022 and December 31, 2021, respectively.
(f)Non-utility property is reduced by accumulated depreciation of $29 million for Great Valley Solar, $48 million for Copper Mountain - Mesquite Solar, and $15 million for CED Nevada Virginia at March 31, 2022.
(g)Non-utility property is reduced by accumulated depreciation of $26 million for Great Valley Solar, $44 million for Copper Mountain - Mesquite Solar, and $10 million for CED Nevada Virginia at December 31, 2021.
(h)CED Nevada Virginia consists of the Copper Mountain Solar 5, Battle Mountain Solar and Water Strider Solar projects for which the noncontrolling interest of the tax equity investor was $51 million and $95 million at March 31, 2022 and December 31, 2021, respectively.

Note Q – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison to not more than 100 percent of their respective income available for dividends calculated on a two–year rolling average basis. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk. As a result, substantially all of the net assets of CECONY and O&R ($16,618 million and $903 million, respectively), at March 31, 2022, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	CECONY
(Millions of Dollars)	2022	2021
Cost of services provided	$33	$31
Cost of services received	17	17
In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R $45 million, and $27 million of natural gas for the three months ended March 31, 2022 and 2021, respectively. These amounts are net of the effect of related hedging transactions.
At March 31, 2022 and December 31, 2021, CECONY's net payable to Con Edison for income taxes was $9 million and $10 million, respectively.

The Utilities perform work and incur expenses on behalf of NY Transco, a company in which CET Electric has a 45.7 percent equity interest. The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the three months ended March 31, 2022 and 2021, the amounts billed by the Utilities to NY Transco were $1 million and an immaterial amount, respectively.

CECONY has storage and wheeling service contracts with Stagecoach Gas Services LLC (Stagecoach), a joint venture formerly owned by a subsidiary of CET Gas and a subsidiary of Crestwood Equity Partners LP (Crestwood). In addition, CECONY is the replacement shipper on one of Crestwood’s firm transportation agreements with Tennessee Gas Pipeline Company LLC. CECONY incurred costs for storage and wheeling services from Stagecoach of $8 million for the three months ended March 31, 2021. During 2021, a subsidiary of CET Gas completed the sale of its 50 percent interest in Stagecoach.

CECONY has a 20-year transportation contract with Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. CET Gas owns a 10.0 percent equity interest in MVP (that is expected to be reduced to 8.0 percent). See "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP) in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its MVP contract unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request. For the three months ended March 31, 2022 and 2021, CECONY incurred no costs under the contract.

FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At March 31, 2022 and December 31, 2021 there were no outstanding loans to O&R.
The Clean Energy Businesses had financial electric capacity contracts with CECONY and O&R. For the three months ended March 31, 2022 and 2021, the Clean Energy Businesses realized a $2 million gain and an immaterial gain, respectively, under these contracts.

Note R – New Financial Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (LIBOR), a benchmark interest rate referenced in a variety of agreements, after 2021. The United Kingdom's Financial Conduct Authority ceased publication of U.S. Dollar LIBOR after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR tenors, and expects to cease publishing after June 30, 2023 for all other U.S. Dollar LIBOR tenors. ASU 2020-04 provides entities with optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued amendments to the guidance through ASU 2021-01 to include all contract modifications and hedging relationships affected by reference rate reform, including those that do not directly reference LIBOR or another reference rate expected to be discontinued, and clarify which optional expedients may be applied to them. The guidance can be applied prospectively. The optional relief is temporary and generally cannot be applied to contract modifications and hedging relationships entered into or evaluated after December 31, 2022. The Companies do not expect the new guidance to have a material impact on their financial position, results of operations or liquidity.

In December 2021, the FASB issued amendments to the guidance on accounting for government assistance through ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments require that business entities disclose 1) the types of assistance, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on an entity’s financial statements. For public entities, the amendments are effective for reporting periods beginning after December 15, 2021. Early adoption is permitted. The Companies have concluded the new guidance will not have a material impact on the Companies’ financial position, results of operations and liquidity.

Note S – Dispositions
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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2021 (File Nos.1-14514 and 1-1217, the Form 10-K).

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
•CET Gas

Con Edison’s principal business operations are those of CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. Con Edison is considering strategic alternatives with respect to the Clean Energy Businesses. Con Edison Transmission invests in electric transmission projects and manages both electric and gas assets while seeking to develop electric transmission projects. See "Investments" in Note A to the First Quarter Financial Statements.

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

In addition to the Companies’ material contingencies described in Notes B, G and H to the First Quarter Financial Statements, the Companies’ management considers the following events, trends, and uncertainties to be important to understanding the Companies’ current and future financial condition.

CECONY Electric and Gas Rate Plans
In January 2022, CECONY filed a request with the NYSPSC for electric and gas rate increases of $1,199 million and $503 million, respectively, effective January 2023. In April 2022, CECONY updated its January 2022 request and decreased its requested January 2023 increase for electric and gas rate increases to $1,038 million and $402 million, respectively. CECONY’s future earnings will depend on the rates authorized in, and the other provisions of, its January 2023 rate plans and CECONY’s ability to operate its businesses in a manner consistent with such rate plans. Therefore, the outcome of CECONY’s rate request, which requires approval by the NYSPSC, will impact the Companies’ future financial condition, results of operations and liquidity. See “Rate Plans” in Note B to the First Quarter Financial Statements.

Pursuant to its electric and gas rate plans, CECONY recorded $92 million of earnings for the year ended December 31, 2021 of earnings adjustment mechanisms and positive incentives, primarily reflecting the achievement of certain energy efficiency measures. For the three months ended March 31, 2022, CECONY recorded a reduction in the amount of previously recorded earnings adjustment mechanisms of $4.5 million. The amount of earnings or losses CECONY records pursuant to the earnings adjustment mechanisms and positive incentives will also impact the Companies’ future financial condition, results of operations and liquidity. See “Rate Plans” in Note B to the First Quarter Financial Statements.

Clean Energy Goals
The success of the Companies’ efforts to meet federal, state and city clean energy policy goals and the impact of such goals on CECONY’s electric, gas and steam businesses and O&R’s electric and gas businesses may impact the Companies’ future financial condition. The Utilities expect electric demand to increase and gas and steam usage to decrease in their service territories as federal, state and local laws and policies are enacted and implemented that continue to promote renewable electric energy. In particular, the long-term future of the Utilities’ gas businesses depends upon the role that natural gas or other gaseous fuels will play in facilitating New York State’s and New York City’s climate goals. In addition, the impact and costs of climate change on the Utilities’ systems and the success of the Utilities’ efforts to increase system reliability and manage service interruptions resulting from severe weather may impact the Companies’ future financial condition, results of operations and liquidity.

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

Con Edison Transmission
Con Edison Transmission has taken steps to realign its portfolio to focus on electric transmission rather than gas by completing the sale of its 50 percent interest in Stagecoach in 2021. During 2020 and 2021, Con Edison Transmission recorded impairments on its investment in Mountain Valley Pipeline, LLC and during 2021, Con Edison Transmission recorded impairments on its previously held interest in Stagecoach and its interest in Honeoye Storage Corporation (Honeoye). Any future impairments of Con Edison Transmission’s investments may impact Con Edison’s future financial condition and results of operations. Con Edison Transmission is pursuing opportunities and participating in competitive solicitations to develop electric transmission projects that will deliver offshore wind energy to high voltage electric grids in NY, through its NY Transco partnership, and in NJ, and to deliver renewable energy from northern ME to the New England transmission system within southern ME. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements. See “Investments” in Note A to the First Quarter Financial Statements.

COVID-19
The Coronavirus Disease 2019 (COVID-19) pandemic has impacted, and continues to impact, countries, communities, supply chains and markets. As a result of the COVID-19 pandemic, there has been an economic slowdown in the Companies’ service territories and changes in governmental and regulatory policy. The decline in business activity in the Companies’ service territories has resulted in a slower recovery of cash from outstanding customer accounts receivable balances, material increases in customer accounts receivable balances, increases to the allowance for uncollectible accounts, and may result in increases to write-offs and recoveries of customer accounts. The extent to which COVID-19 will continue to impact the Companies, in particular, the Companies’ ability to recover cash from outstanding customer accounts receivable balances and the amount of write-offs of customer accounts, may impact Con Edison’s future financial condition, results of operations and liquidity. See “Coronavirus Disease 2019 (COVID-19) Impacts” below and “COVID-19 Regulatory Matters” in Note B to the First Quarter Financial Statements.

CECONY
Electric
CECONY provides electric service to approximately 3.5 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 16,727 MMlb of steam annually to approximately 1,545 customers in parts of Manhattan.

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

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric transmission projects and manages both electric and gas assets through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and has been selected to build additional electric transmission assets in NY. CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye, which operates a gas storage facility in upstate NY. In addition, CET Gas owns a 10.0 percent interest (that is expected to be reduced to 8.0 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture) in Mountain Valley Pipeline LLC (MVP), a joint venture developing a proposed 300-mile gas transmission project in WV and VA. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended March 31, 2022				At March 31, 2022
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$3,517	87%	$475	79%	$53,213	84%
O&R	285	7	30	5	3,359	5
Total Utilities	3,802	94	505	84	56,572	89
Clean Energy Businesses (a)	260	6	107	18	6,554	10
Con Edison Transmission	1	—	—	—	260	—
Other (b)	(3)	—	(10)	(2)	351	1
Total Con Edison	$4,060	100%	$602	100%	$63,737	100%
(a)Net income for common stock from the Clean Energy Businesses for the three months ended March 31, 2022 reflects $51 million of net after-tax mark-to-market effects and $36 million (after-tax) of the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects.
(b)Other includes parent company and consolidation adjustments. Net income for common stock for the three months ended March 31, 2022 includes $(4) million of income tax impact on the net after-tax mark-to-market effect and $(3) million (after-tax) of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable and sustainable projects.

Coronavirus Disease 2019 (COVID-19) Impacts
The Companies continue to respond to the COVID-19 global pandemic by working to reduce the potential risks posed by its spread to employees, customers and other stakeholders. The Companies continue to employ an incident command structure led by a pandemic planning team. The Companies support employee health and facility hygiene through regular cleaning and disinfecting of all work and common areas, promoting social distancing, allowing employees to work remotely and directing employees to stay at home if they are experiencing COVID or flu-like symptoms. Employees who test positive for COVID-19 are directed to quarantine at home and are evaluated for close, prolonged contact with other employees that would require those employees to quarantine at home. Following the Centers for Disease Control and Prevention guidelines, sick or quarantined employees return to work when they can safely do so. The Utilities continue to provide critical electric, gas and steam service to customers during the pandemic. Additional safety protocols have been implemented to protect employees, customers and the public, when work at customer premises is required.

In October 2021, in response to President Biden's Executive Order 14042, the Companies announced that they are committed to complying with the mandate for employees of federal contractors and subcontractors to be fully vaccinated against COVID-19 by the federally-required deadline, unless employees are legally entitled to an accommodation. In December 2021, an injunction was issued in the United States District Court for the Southern District of Georgia which currently prevents the U.S. government from enforcing this federal contractor vaccine mandate nationwide. The Eleventh Circuit of the U.S. Court of Appeals heard oral arguments in April 2022.

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

Impact of CARES Act and 2021 Appropriations Act on Accounting for Income Taxes
In response to the economic impacts of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act became law on March 27, 2020. The CARES Act has several key business tax relief measures that may present potential cash benefits and/or refund opportunities for Con Edison and its subsidiaries, including permitting a five-year carryback of a NOL for tax years 2018, 2019 and 2020, temporary removal of the 80 percent limitation of NOL carryforwards against taxable income for tax years before 2021, temporary relaxation of the limitations on interest deductions, Employee Retention Tax Credit and deferral of payments of employer payroll taxes.

The CARES Act also allows employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020 through December 31, 2020. The Companies deferred the payment of employer payroll taxes for the period April 1, 2020 through December 31, 2020 of approximately $71 million ($63 million of which is for CECONY). The Companies paid half of this liability during 2021 and will repay the other half by December 31, 2022.

Under the CARES Act, the Companies qualified for an employee retention tax credit for “eligible employers” related to governmental authorities imposing restrictions that partially suspended their operation for a portion of their workforce due to the COVID-19 pandemic. In December 2020, the Consolidated Appropriations Act, 2021 (the 2021 Appropriations Act) was signed into law. The 2021 Appropriations Act, among other things, extended the expiring employee retention tax credit to include qualified wages paid in the first two quarters of 2021, increased the qualified wages paid to an employee from 50 percent up to $10,000 annually in 2020 to 70 percent up to $10,000 per quarter in 2021 and increased the maximum employee retention tax credit amount an employer could take per employee from $5,000 in 2020 to $14,000 in the first two quarters of 2021. In March 2021, the American Rescue Plan Act was signed into law that expanded the 2021 Appropriations Act to extend the period for eligible employers to receive the employer retention credit from June 30, 2021 to December 31, 2021. In November 2021, the Infrastructure and Investment and Jobs Act was signed into law and accelerated the end of the employee retention tax credit retroactive to October 1, 2021, rather than December 31, 2021. This effectively reduced the maximum credit available from $28,000 to $21,000 per employee. For the three months ended March 31, 2021, Con Edison recognized an immaterial tax benefit to Taxes, other than income taxes.

Accounting Considerations
Due to the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted), decline in business, bankruptcies, layoffs and furloughs, among other factors, both commercial and residential customers have had and may continue to have increased difficulty paying their utility bills. In June 2020, the state of NY enacted a law prohibiting NY utilities, including CECONY and O&R, from disconnecting residential customers, and starting in May 2021 small business customers, during the COVID-19 state of emergency, which ended in June 2021. In addition, such prohibitions were in effect until December 21, 2021 for residential and small business customers who have experienced a change in financial circumstances due to the COVID-19 pandemic.

CECONY and O&R have existing allowances for uncollectible accounts established against their customer accounts receivable balances that are reevaluated each quarter and updated accordingly. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances are not reflected in rates during the term of the current rate plans. CECONY’s and O&R’s "accounts receivable – customers" balance (net allowance for uncollectible accounts) changed from $1,841 million and $91 million at December 31, 2021 to $2,026 million and $107 million at March 31, 2022, respectively. The amount of the customer accounts receivable balances that are over 60 days in arrears for CECONY and O&R are $1,348 million and $29 million, respectively, as of March 31, 2022, and $1,272 million and $29 million, respectively, as of December 31, 2021. CECONY’s and O&R’s allowances for uncollectible customer accounts reserve changed from $304 million and $12.3 million at December 31, 2021 to $324 million and $11.4 million at March 31, 2022 respectively. In April 2021 and April 2022, NY passed laws to create programs to address statewide utility arrears, the amount of which may be allocated to address CECONY’s and O&R’s customer arrearages is not yet known. In addition, the NYSPSC may consider programs to address utility arrearages as part of a utility arrearage program. CECONY and O&R expect to reduce customer accounts receivables balances commensurate with amounts authorized to be recovered under customer arrearage programs, the amount of which is unknown. See "COVID-19 Regulatory Matters" in Note B and Note L to the First Quarter Financial Statements.

During the first quarter of 2022, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates, resulting in increases to the customer allowance for uncollectible accounts as detailed herein. The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of goodwill, long-lived or intangible assets may not be recoverable at March 31, 2022.

NY Legislation
In April 2021, NY passed a law that increases the corporate franchise tax rate on business income from 6.5% to 7.25%, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstates the business capital tax at 0.1875%, not to exceed a maximum tax liability of $5 million per taxpayer. NY requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax are scheduled to expire after 2023 and are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

In addition, the new law created a program that allows eligible residential renters in NY who require assistance with rent and utility bills to have up to twelve months of electric and gas utility bill arrears forgiven, provided that such arrears were accrued on or after March 13, 2020. The program will be administered by the State Office of Temporary and Disability Assistance in coordination with the NYSDPS and the NYSPSC. Under the program, CECONY and O&R would qualify for a refundable tax credit for NY gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are waived and certified by the NYSPSC. See "COVID-19 Regulatory Matters” in Note B to the First Quarter Financial Statements.
In April 2022, NY approved the 2022-2023 state budget, which includes $250 million for addressing residential statewide utility arrears accrued from March 7, 2020 through March 1, 2022. Funds are expected to be distributed by the NYSDPS to NY utilities on behalf of customers. The allocation of funds to NY utilities, including CECONY and O&R, is to be based on their share of statewide eligible utility arrears of customers participating in energy affordability programs, and funds are expected to be disbursed no later than August 1, 2022.

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

The decline in business activity in the Utilities’ service territory as a result of the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted), resulted in a slower recovery in cash of outstanding customer accounts receivable balances in 2020, 2021 and for the three months ended March 31, 2022. In addition, increases in electric and gas commodity prices during the first quarter of 2022, coupled with the decline in business activity due to the COVID-19 pandemic, may further contribute to a slower recovery of cash from outstanding customer accounts receivable balances. These trends will likely continue through the remainder of 2022. See "COVID-19 Regulatory Matters" in Note B to the First Quarter Financial Statements and “Financial and Commodity Market Risks – Commodity Price Risk,” below.

Con Edison and the Utilities have a $2,250 million credit agreement (Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until December 2023 ($2,200 million of commitments from December 2022), subject to certain conditions. In March 2022, CECONY entered into a 364-Day Revolving Credit Agreement (CECONY Credit Agreement) under which banks are committed to provide loans up to $750 million on a revolving credit basis until March 30, 2023, subject to certain conditions. In April 2022, FERC issued an order that increases CECONY's authorization to issue short-term debt from $2,250 million to $3,000 million effective May 2022. Con Edison and the Utilities have not entered into any loans under the Credit Agreement and CECONY has not entered into any loans under the CECONY Credit Agreement. See Note D to the First Quarter Financial Statements.

Results of Operations
Net income for common stock and earnings per share for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021	2022	2021
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share
CECONY	$475	$465	$1.34	$1.36
O&R	30	27	0.09	0.08
Clean Energy Businesses (a)	107	49	0.30	0.14
Con Edison Transmission (b)	—	(122)	—	(0.35)
Other (c)	(10)	—	(0.03)	—
Con Edison (d)	$602	$419	$1.70	$1.23
(a)Net income for common stock and earnings per share from the Clean Energy Businesses for the three months ended March 31, 2022 and 2021 includes $51 million or $0.15 a share and $49 million or $0.14 a share of net after-tax mark-to-market effects, respectively. Net income for common stock and earnings per share from the Clean Energy Businesses for the three months ended March 31, 2022 and 2021 also includes $36 million or $0.10 a share (after-tax) and ($1) million or $0.00 a share (after-tax), respectively, of the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects.
(b)Net income for common stock from Con Edison Transmission for the three months ended March 31, 2021 includes $(125) million or $(0.36)
a share of net after-tax goodwill impairment loss related to its investment in Stagecoach. See "Investments - 2021 Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach) in Note A to the First Quarter Financial Statements.
(c)Other includes parent company and consolidation adjustments. Net income for common stock and earnings per share for the three months ended March 31, 2022 and 2021 includes ($4) million or ($0.01) a share and ($4) million or ($0.01) a share, respectively, of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the three months ended March 31, 2022 and 2021 also includes ($3) million or ($0.01) a share (after-tax) and an immaterial amount, respectively, of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects.

Net income for common stock and earnings per share for the three months ended March 31, 2021 includes $5 million or $0.01 a share of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Stagecoach. See "Investments - 2021 Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)" in Note A to the First Quarter Financial Statements.

(d)    Earnings per share on a diluted basis were $1.70 a share and $1.22 a share for the three months ended March 31, 2022 and 2021, respectively.

The following table present the estimated effect of major factors on earnings per share and net income for common stock for the three months ended March 31, 2022 as compared with the 2021 period.

Variation for the Three Months Ended March 31, 2022 vs. 2021
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher gas rate base	$29	$0.08
Resumption of the billing of late payment charges and other fees to allowed rate plan levels	14	0.04
Higher electric rate base	6	0.02
Higher interest expense	(10)	(0.03)
Lower incentives earned under the electric and gas earnings adjustment mechanisms (EAMs)	(9)	(0.03)
Higher stock based compensation costs	(6)	(0.02)
Higher payroll taxes	(4)	(0.01)
Weather impact on steam revenues	(3)	(0.01)
Dilutive effect of stock issuances	—	(0.05)
Other	(7)	(0.01)
Total CECONY	10	(0.02)
O&R (a)
Electric base rate increase	2	0.01
Gas base rate increase	2	0.01
Other	(1)	(0.01)
Total O&R	3	0.01
Clean Energy Businesses
HLBV effects	37	0.10
Higher operating revenue	26	0.08
Lower operation and maintenance expense	17	0.05
Net mark-to-market effects	2	0.01
Higher gas purchased for resale	(29)	(0.09)
Other	5	0.01
Total Clean Energy Businesses	58	0.16
Con Edison Transmission
Impairment loss related to investment in Stagecoach in 2021	125	0.36
Other	(3)	(0.01)
Total Con Edison Transmission	122	0.35
Other, including parent company expenses
Impairment tax benefits related to investment in Stagecoach in 2021	(5)	(0.01)
HLBV effects	(3)	(0.01)
Other	(2)	(0.01)
Total Other, including parent company expenses	(10)	(0.03)
Total Reported (GAAP basis)	$183	$0.47

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

The Companies’ other operations and maintenance expenses for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2022	2021
CECONY
Operations	$437	$428
Pensions and other postretirement benefits	102	(10)
Health care and other benefits	35	37
Regulatory fees and assessments (a)	87	78
Other	80	75
Total CECONY	741	608
O&R	86	80
Clean Energy Businesses	76	99
Con Edison Transmission	4	4
Other (b)	(2)	(1)
Total other operations and maintenance expenses	$905	$790
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.
(b)Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three months ended March 31, 2022 and 2021 follows. For additional business segment financial information, see Note M to the First Quarter Financial Statements.

The Companies’ results of operations for the three months ended March 31, 2022 and 2021 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues	$3,517	$3,205	$285	$248	$260	$224	$1	$1	$(3)	$(1)	$4,060	$3,677
Purchased power	430	396	59	41	—	—	—	—	(2)	—	487	437
Fuel	144	93	—	—	—	—	—	—	—	—	144	93
Gas purchased for resale	324	233	47	31	72	32	—	—	—	—	443	296
Other operations and maintenance	741	608	86	80	76	99	4	4	(2)	(1)	905	790
Depreciation and amortization	446	415	24	24	59	58	—	—	—	—	529	497
Taxes, other than income taxes	721	674	23	23	7	7	—	—	2	—	753	704
Operating income	711	786	46	49	46	28	(3)	(3)	(1)	—	799	860
Other income (deductions) (c)	81	(23)	5	(3)	—	—	4	(159)	—	(1)	90	(186)
Net interest expense	200	184	11	11	(37)	(28)	1	5	7	4	182	176
Income before income tax expense	592	579	40	35	83	56	—	(167)	(8)	(5)	707	498
Income tax expense	117	114	10	8	24	6	—	(45)	2	(5)	153	78
Net income	$475	$465	$30	$27	$59	$50	$—	($122)	$(10)	$—	$554	$420
Income (loss) attributable to non-controlling interest	—	—	—	—	(48)	1	—	—	—	—	(48)	1
Net income for common stock	$475	$465	$30	$27	$107	$49	$—	($122)	$(10)	$—	$602	$419
(a)Includes parent company and consolidation adjustments.
(b)Represents the consolidated results of operations of Con Edison and its businesses.
(c)For the three months ended March 31, 2021, Con Edison Transmission recorded a pre-tax goodwill impairment loss of $172 million ($120 million after-tax) that reduced the carrying value of its investment in Stagecoach from $839 million to $667 million. See “Investments” in Note A to the First Quarter Financial Statements.

CECONY

	For the Three Months Ended March 31, 2022				For the Three Months Ended March 31, 2021
(Millions of Dollars)	Electric	Gas	Steam	2022 Total	Electric	Gas	Steam	2021 Total	2022-2021 Variation
Operating revenues	$2,084	$1,131	$302	$3,517	$1,968	$973	$264	$3,205	$312
Purchased power	411	—	20	431	383	—	13	396	35
Fuel	66	—	78	144	45	—	48	93	51
Gas purchased for resale	—	323	—	323	—	233	—	233	90
Other operations and maintenance	573	118	50	741	475	92	41	608	133
Depreciation and amortization	332	90	24	446	315	77	23	415	31
Taxes, other than income taxes	532	149	40	721	503	132	39	674	47
Operating income	$170	$451	$90	$711	$247	$439	$100	$786	$(75)

Electric
CECONY’s results of electric operations for the three months ended March 31, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2022	March 31, 2021	Variation
Operating revenues	$2,084	$1,968	$116
Purchased power	411	383	28
Fuel	66	45	21
Other operations and maintenance	573	475	98
Depreciation and amortization	332	315	17
Taxes, other than income taxes	532	503	29
Electric operating income	$170	$247	$(77)

CECONY’s electric sales and deliveries for the three months ended March 31, 2022 compared with the 2021 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2022	March 31, 2021	Variation	Percent Variation		March 31, 2022	March 31, 2021	Variation	Percent Variation
Residential/Religious (b)	2,641	2,606	35	1.3%		$783	$753	$30	4.0%
Commercial/Industrial	2,515	2,354	161	6.8		614	528	86	16.3
Retail choice customers	5,144	5,229	(85)	(1.6)		537	581	(44)	(7.6)
NYPA, Municipal Agency and other sales	2,398	2,288	110	4.8		162	148	14	9.5
Other operating revenues (c)	—	—	—	—		(12)	(42)	30	(71.4)
Total	12,698	12,477	221	1.8%	(d)	$2,084	$1,968	$116	5.9%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 2.6 percent in the three months ended March 31, 2022 compared with the 2021 period.

Operating revenues increased $116 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to an increase in revenues from the electric rate plan ($56 million), higher purchased power expenses ($28 million) and higher fuel expenses ($21 million).

Purchased power expenses increased $28 million in the three months ended March 31, 2022 compared with the 2021 period due to higher unit costs ($53 million), offset in part by lower purchased volumes ($25 million).

Fuel expenses increased $21 million in the three months ended March 31, 2022 compared with the 2021 period due to higher unit costs ($19 million) and purchased volumes from the company's electric generating facilities ($2 million).

Other operations and maintenance expenses increased $98 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher costs for pensions and other postretirement benefit, reflecting reconciliation to the rate plan level ($81 million), higher surcharges for assessments and fees that are collected in revenues from customers ($8 million) and higher healthcare costs ($4 million).

Depreciation and amortization increased $17 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $29 million in the three months ended March 31, 2022 compared with the 2021 period due to a higher deferral of over-collected property taxes ($23 million), higher payroll taxes ($4 million) and higher state and local taxes ($2 million).

Gas
CECONY’s results of gas operations for the three months ended March 31, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2022	March 31, 2021	Variation
Operating revenues	$1,131	$973	$158
Gas purchased for resale	323	233	90
Other operations and maintenance	118	92	26
Depreciation and amortization	90	77	13
Taxes, other than income taxes	149	132	17
Gas operating income	$451	$439	$12

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2022 compared with the 2021 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2022	March 31, 2021	Variation	Percent Variation		March 31, 2022	March 31, 2021	Variation	Percent Variation
Residential	25,058	26,221	(1,163)	(4.4%)		$522	$455	$67	14.7%
General	13,960	12,912	1,048	8.1		210	168	42	25.0
Firm transportation	32,847	34,846	(1,999)	(5.7)		348	305	43	14.1
Total firm sales and transportation	71,865	73,979	(2,114)	(2.9)	(b)	1,080	928	152	16.4
Interruptible sales (c)	2,697	1,853	844	45.5		20	9	11	Large
NYPA	7,785	9,378	(1,593)	(17.0)		1	1	—	—
Generation plants	9,952	5,974	3,978	66.6		5	5	—	—
Other	5,979	6,920	(941)	(13.6)		12	13	(1)	(7.7)
Other operating revenues (d)	—	—	—	—		13	17	(4)	(23.5)
Total	98,278	98,104	174	0.2%		$1,131	$973	$158	16.2%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 8.6 percent in the three months ended March 31, 2022 compared with the 2021 period.
(c)Includes 1,391 thousand and 448 thousand of Dt for the 2022 and 2021 periods, respectively, which are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $158 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to an increase in revenues from the gas rate plan ($72 million) and higher gas purchased for resale ($90 million).

Gas purchased for resale increased $90 million in the three months ended March 31, 2022 compared with the 2021 period due to higher unit costs ($56 million) and higher purchased volumes ($34 million).

Other operations and maintenance expenses increased $26 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher costs for pensions and other postretirement benefits, reflecting reconciliation to the rate plan level ($17 million), higher healthcare costs ($1 million), higher uncollectible expense ($1 million) and higher municipal infrastructure support costs ($1 million).

Depreciation and amortization increased $13 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $17 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to a higher deferral of over-collected property taxes ($6 million), higher property taxes ($5 million) and higher state and local taxes ($5 million).

Steam
CECONY’s results of steam operations for the three months ended March 31, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2022	March 31, 2021	Variation
Operating revenues	$302	$264	$38
Purchased power	20	13	7
Fuel	78	48	30
Other operations and maintenance	50	41	9
Depreciation and amortization	24	23	1
Taxes, other than income taxes	40	39	1
Steam operating income	$90	$100	$(10)

CECONY’s steam sales and deliveries for the three months ended March 31, 2022 compared with the 2021 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2022	March 31, 2021	Variation	Percent Variation		March 31, 2022	March 31, 2021	Variation	Percent Variation
General	315	334	(19)	(5.7%)		$15	$14	$1	7.1%
Apartment house	2,252	2,313	(61)	(2.6)		76	66	10	15.2
Annual power	5,083	5,161	(78)	(1.5)		202	175	27	15.4
Other operating revenues (a)	—	—	—	—		9	9	—	—
Total	7,650	7,808	(158)	(2.0)%	(b)	$302	$264	$38	14.4%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries increased 1.0 percent in the three months ended March 31, 2022 compared with the 2021 period.

Operating revenues increased $38 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher fuel expenses ($30 million), higher purchased power expenses ($7 million) and higher tax law surcharge ($7 million), offset in part by the impact of warmer winter weather ($5 million).

Purchased power increased $7 million in the three months ended March 31, 2022 compared with the 2021 period due to higher unit costs ($9 million), offset, in part by lower purchased volumes ($2 million)

Fuel increased $30 million in the three months ended March 31, 2022 compared with the 2021 period due to higher unit costs ($22 million) and higher purchased volumes from the company's steam generating facilities ($8 million).

Other operations and maintenance expenses increased $9 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($7 million).

Depreciation and amortization increased $1 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher steam utility plant balances.

Other Income (Deductions)
Other income increased $104 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost.

Net Interest Expense
Net Interest Expense increased $16 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher interest on long-term debt.

Income Tax Expense
Income taxes increased $3 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($3 million) and lower flow-through tax benefits in 2022 for plant-related items ($2 million), offset in part by a higher general business tax credit ($1 million).

O&R

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
(Millions of Dollars)	Electric	Gas	2022 Total	Electric	Gas	2021 Total	2022-2021 Variation
Operating revenues	$166	$119	$285	$145	$103	$248	$37
Purchased power	59	—	59	41	—	41	18
Gas purchased for resale	—	47	47	—	31	31	16
Other operations and maintenance	67	19	86	64	16	80	6
Depreciation and amortization	17	7	24	17	7	24	—
Taxes, other than income taxes	15	8	23	14	9	23	—
Operating income	$8	$38	$46	$9	$40	$49	$(3)

Electric
O&R’s results of electric operations for the three months ended March 31, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2022	March 31, 2021	Variation
Operating revenues	$166	$145	$21
Purchased power	59	41	18
Other operations and maintenance	67	64	3
Depreciation and amortization	17	17	—
Taxes, other than income taxes	15	14	1
Electric operating income	$8	$9	$(1)

O&R’s electric sales and deliveries for the three months ended March 31, 2022 compared with the 2021 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2022	March 31, 2021	Variation	Percent Variation		March 31, 2022	March 31, 2021	Variation	Percent Variation
Residential/Religious (b)	417	381	36	9.4%		$85	$70	$15	21.4%
Commercial/Industrial	227	200	27	13.5		33	25	8	32.0
Retail choice customers	629	673	(44)	(6.5)		44	48	(4)	(8.3)
Public authorities	25	25	—	—		4	2	2	Large
Other operating revenues (c)	—	—	—	—		—	—	—	—
Total	1,298	1,279	19	1.5%	(d)	$166	$145	$21	14.5%
(a)O&R’s NY electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Effective July 2021, the majority of O&R’s electric distribution revenues in NJ are subject to a conservation incentive program, as a result of which distribution revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric transmission revenues in NJ are not subject to a conservation incentive program, and as a result, changes in such volumes do impact revenues.
(b)“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s electric rate plan.
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 2.6 percent in the three months ended March 31, 2022 compared with the 2021 period.

Operating revenues increased $21 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher purchased power expenses ($18 million) and higher revenues from the NY electric rate plan ($2 million).

Purchased power expenses increased $18 million in the three months ended March 31, 2022 compared with the 2021 period due to higher unit costs ($16 million) and higher purchased volumes ($2 million).

Other operations and maintenance expenses increased $3 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher pension costs, reflecting reconciliation to the rate plan level.

Gas
O&R’s results of gas operations for the three months ended March 31, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2022	March 31, 2021	Variation
Operating revenues	$119	$103	$16
Gas purchased for resale	47	31	16
Other operations and maintenance	19	16	3
Depreciation and amortization	7	7	—
Taxes, other than income taxes	8	9	(1)
Gas operating income	$38	$40	($2)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2022 compared with the 2021 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2022	March 31, 2021	Variation	Percent Variation		March 31, 2022	March 31, 2021	Variation	Percent Variation
Residential	6,165	5,260	905	17.2%		$84	$66	$18	27.3%
General	1,350	1,108	242	21.8		16	12	4	33.3
Firm transportation	3,074	3,582	(508)	(14.2)		20	25	(5)	(20.0)
Total firm sales and transportation	10,589	9,950	639	6.4	(b)	120	103	17	16.5
Interruptible sales	1,214	1,217	(3)	(0.2)		2	2	—	—
Generation plants	5	4	1	25.0		—	—	—	—
Other	285	181	104	57.5		—	—	—	—
Other gas revenues	—	—	—	—		(3)	(2)	(1)	50.0
Total	12,093	11,352	741	6.5%		$119	$103	$16	15.5%
(a)Revenues from NY gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.7 percent in the three months ended March 31, 2022 compared with the 2021 period.

Operating revenues increased $16 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher gas purchased for resale ($16 million).

Gas purchased for resale increased $16 million in the three months ended March 31, 2022 compared with the 2021 period due to higher unit costs ($12 million) and higher purchased volumes ($4 million).

Other operations and maintenance expenses increased $3 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher pension costs, reflecting reconciliation to the rate plan level.

Income Tax Expense
Income taxes increased $2 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($1 million) and higher state income taxes ($1 million).

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended March 31, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2022	March 31, 2021	Variation
Operating revenues	$260	$224	$36
Gas purchased for resale	72	32	40
Other operations and maintenance	76	99	(23)
Depreciation and amortization	59	58	1
Taxes, other than income taxes	7	7	—
Operating income	$46	$28	$18

Operating revenues increased $36 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher wholesale revenues ($56 million), offset in part by lower revenue from renewable electric projects ($11 million), lower energy services revenues ($6 million) and lower net mark-to-market values ($3 million).

Gas purchased for resale increased $40 million in the three months ended March 31, 2022 compared with the 2021 period due to higher purchased volumes and prices.

Other operations and maintenance expenses decreased $23 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to lower costs from renewable electric projects.

Net Interest Expense

Net interest expense decreased $9 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to lower unrealized gains on interest rate derivatives.

Income Tax Expense
Income taxes increased $18 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($6 million), lower income attributable to non-controlling interest ($12 million) and higher state income taxes ($1 million), offset in part by higher renewable energy credits ($2 million).

Income (Loss) Attributable to Non-Controlling Interest
Income attributable to non-controlling interest decreased $49 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to lower income in the 2022 period attributable to a tax equity investor in renewable electric projects accounted for under the HLBV method of accounting. See Note P to the First Quarter Financial Statements.

Con Edison Transmission
Other Income (Deductions)
Other income increased $163 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to losses in 2021 from CET Gas’ pre-tax impairment loss of $172 million on its investment in Stagecoach (See "Investments" in Note A to the First Quarter Financial Statements) offset in part by investment income from Stagecoach ($8 million) and NY Transco ($4 million), compared to 2022 investment income from NY Transco ($4 million).

Net Interest Expense
Net interest expense decreased $4 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to the repayment of an intercompany loan from the parent company from a portion of the proceeds from the sale of Stagecoach.

Income Tax Expense
Income taxes increased $45 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($35 million) and higher state income taxes ($11 million).

Other
Income Tax Expense
Income taxes increased $7 million in the three months ended March 31, 2022 compared with the 2021 period primarily due to the absence of the consolidated New York State income tax benefit related to the Stagecoach impairment in 2021 ($5 million). See "Investments – 2021 Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)" in Note A to the First Quarter Financial Statements.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the three months ended March 31, 2022 and 2021 are summarized as follows:

	For the Three Months Ended March 31,
	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Operating activities	$477	$220	$47	$15	$13	$(124)	$10	$—	$(74)	$178	$473	$289
Investing activities	(873)	(902)	(44)	(52)	(25)	(141)	(10)	—	—	(1)	(952)	(1,096)
Financing activities	(471)	(355)	(1)	24	(56)	175	—	—	58	(316)	(470)	(472)
Net change for the period	(867)	(1,037)	2	(13)	(68)	(90)	—	—	(16)	(139)	(949)	(1,279)
Balance at beginning of period	920	1,067	29	37	178	187	—	—	19	145	1,146	1,436
Balance at end of period (c)	$53	$30	$31	$24	$110	$97	$—	$—	$3	$6	$197	$157
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the First Quarter Financial Statements.
+

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

The Utilities’ NY rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. Increases to the allowance for uncollectible accounts related to the COVID-19 pandemic have been deferred pursuant to the legislative, regulatory and related actions provisions of their rate plans. In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism commencing December 1, 2021 through December 31, 2022 for CECONY to collect late payment charges and fees that were not billed for the year ended December 31, 2020 due to the COVID-19 pandemic. The order also established a surcharge recovery or surcredit mechanism for any fee deferrals for 2021 and 2022. In April 2022, the NYSPSC approved the October 2021 joint proposal for new electric and gas rates for O&R for the three-year period January 2022 through December 2024 (the Joint Proposal) that includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years; reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024. See “COVID-19 Regulatory Matters” and “Other Regulatory Matters” in Note B to the First Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing,” above.

Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. Pursuant to their rate plans, the Utilities also recover from customers the amount of property taxes they will pay. The payment of property taxes by the Utilities affects the timing of cash flows and increases the amount of short-term borrowings issued by the Utilities when property taxes are due and as property taxes increase, but generally does not impact net income. See “Rate Plans” in Note B, "COVID-19 Regulatory Matters" in Note B, “Other Regulatory Matters” in Note B and Note J to the First Quarter Financial Statements and "Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing," above.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges or credits include depreciation, deferred income tax expense, amortizations of certain regulatory assets and liabilities and accrued unbilled revenue. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ NY electric and gas rate plans. For Con Edison, net income for the three months ended March 31, 2021 included a non-cash loss recognized with respect to a partial goodwill impairment of Con Edison Transmission’s investment in Stagecoach. See “Investments” in Note A to the First Quarter Financial Statements.

Net cash flows from operating activities for the three months ended March 31, 2022 for Con Edison and CECONY were $184 million higher and $257 million higher, respectively, than in the 2021 period. The changes in net cash flows for Con Edison and CECONY primarily reflect net higher deferred credits and other regulatory liabilities balances ($218 million and $191 million, respectively), higher deferred income taxes ($90 million and $5 million, respectively), higher recoveries of depreciation ($32 million and $31 million, respectively), lower prepayments ($29 million and $29 million, respectively), higher rate case amortizations and accruals ($25 million and $23 million, respectively), higher accrued interest ($13 million and $18 million, respectively) and lower revenue decoupling mechanism receivable balances ($14 million and $13 million, respectively), offset in part by higher other receivables and other current asset balances ($241 million and $178 million, respectively). For CECONY, the changes also reflect a lower increase of accounts receivables balances from customers, net of allowance for uncollectible accounts ($51 million) (see “COVID-19 Regulatory Matters” in Note B to the First Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts", "Accounting Considerations” and “Liquidity and Financing,” above) and higher accrued taxes ($29 million).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $144 million lower and $29 million lower, respectively, for the three months ended March 31, 2022 compared with the 2021 period. The change for Con Edison primarily reflects a decrease in non-utility construction expenditures at the Clean Energy Businesses ($116 million) due to construction of the CED Nevada Virginia projects being completed during the first half of 2021 and a decrease in utility construction expenditures at CECONY ($24 million) and O&R ($7 million).

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $2 million lower and $116 million higher, respectively, in the three months ended March 31, 2022 compared with the 2021 period.

In February 2021, a subsidiary of the Clean Energy Businesses borrowed $250 million at a variable rate, due 2028, secured by equity interests in four of the company’s solar electric projects, the interest rate for which was swapped to a fixed rate of 3.39 percent.

In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement with a tax equity investor for the financing of a portfolio of three of the Clean Energy Businesses’ solar electric projects (CED Nevada Virginia). Under the financing, the tax equity investor acquired a noncontrolling interest in the portfolio and will receive a percentage of earnings, tax attributes and cash flows. In March 2021, May 2021, June 2021, July 2021, and August 2021, the tax equity investor funded $39 million, $13 million, $47 million, $53 million and $111 million, respectively. The Clean Energy Businesses will continue to consolidate this entity and will report the noncontrolling tax equity investor’s interest in the tax equity arrangement. See Note P to the First Quarter Financial Statements.

In March 2021, a subsidiary of the Clean Energy Businesses agreed to issue $229 million aggregate principal amount of 3.77 percent senior notes, due 2046. In June 2021, July 2021, and August 2021 CED Nevada Virginia issued $38 million, $61 million and $130 million, respectively, of the $229 million senior notes, which are secured by equity interests in CED Nevada and the proceeds from the sale of which repaid a portion of the borrowings outstanding under a construction loan facility.

During the first quarter of 2021, Con Edison optionally prepaid the remaining $675 million outstanding under a February 2019 term loan prior to its maturity in June 2021.

Con Edison’s cash flows from financing for the three months ended March 31, 2022 and 2021 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $18 million and $28 million, respectively.

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at March 31, 2022 and 2021 and the average daily balances for the three months ended March 31, 2022 and 2021 for Con Edison and CECONY were as follows:

	2022		2021
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31,	Daily average	Outstanding at March 31,	Daily average
Con Edison	$1,313	$1,275	$1,581	$1,547
CECONY	$1,061	$1,089	$1,427	$1,492
Weighted average yield	0.8%	0.4%	0.2%	0.2%

Capital Requirements and Resources

Capital Resources
For each of the Companies, the common equity ratio at March 31, 2022 and December 31, 2021 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2022	December 31, 2021
Con Edison	47.7	47.4
CECONY	47.5	47.0

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at March 31, 2022 and December 31, 2021 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
ASSETS
Current assets	$4,582	$4,703	$328	$290	$545	$542	$3	$2	$4	$14	$5,462	$5,551
Investments	579	608	24	26	—	—	233	223	(3)	(4)	833	853
Net plant	42,015	41,613	2,616	2,599	4,370	4,367	17	17	—	—	49,018	48,596
Other noncurrent assets	6,037	5,731	391	377	1,639	1,645	7	7	350	356	8,424	8,116
Total Assets	$53,213	$52,655	$3,359	$3,292	$6,554	$6,554	$260	$249	$351	$366	$63,737	$63,116

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,238	$4,321	$401	$372	$966	$1,011	$110	$100	$(300)	$(377)	$5,415	$5,427
Noncurrent liabilities	13,973	13,640	1,087	1,064	162	121	(89)	(90)	(17)	14	15,116	14,749
Long-term debt	18,384	18,382	968	968	2,583	2,607	—	—	648	647	22,583	22,604
Equity	16,618	16,312	903	888	2,843	2,815	239	239	20	82	20,623	20,336
Total Liabilities and Equity	$53,213	$52,655	$3,359	$3,292	$6,554	$6,554	$260	$249	$351	$366	$63,737	$63,116
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at March 31, 2022 were $121 million lower than at December 31, 2021. The change in current assets primarily reflects a decrease in cash and temporary cash investments ($871 million), primarily due to the January 2022 payment of New York City semi-annual property taxes and a decrease to deferral of unbilled late payment charges over the rate allowance that are being recovered through a surcharge mechanism established by the New York Public Service Commission in its November 2021 order ($44 million). The decrease is offset in part by an increase in prepayments reflecting primarily the January 2022 payment of New York City semi-annual property taxes, offset in part by three months of amortization, while the December 2021 balance reflects the amortization of the entire previous semi-annual payment made in July 2021 ($468 million), an increase in accounts receivables, net of allowance for uncollectible accounts ($185 million) (see “COVID-19 Regulatory Matters” in Note B to the First Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above) and an increase in the fair value of short-term derivative assets ($157 million).

Investments at March 31, 2022 were $29 million lower than at December 31, 2021. The change in investments primarily reflects a decrease in supplemental retirement income plan assets ($26 million) and deferred income plan assets ($3 million). See Note E to the First Quarter Financial Statements.

Net plant at March 31, 2022 was $402 million higher than at December 31, 2021. The change in net plant primarily reflects an increase in electric ($331 million), gas ($265 million), general ($68 million) and steam ($20 million) plant balances, offset in part by an increase in accumulated depreciation ($230 million) and a decrease in construction work in progress ($52 million).

Other noncurrent assets at March 31, 2022 were $306 million higher than at December 31, 2021. The change in other noncurrent assets primarily reflects an increase in pension and retiree benefits ($255 million), an increase in the regulatory asset for system peak reduction and energy efficiency programs ($45 million), deferred derivative losses ($35 million), deferred storm costs ($20 million) and deferrals for increased costs related to the COVID-19 pandemic ($20 million). The increase is offset in part by a decrease in the regulatory asset for deferred pension and other postretirement benefits ($43 million), unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2021, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($21 million). The change in the regulatory asset also reflects the period's amortization of accounting costs. See Notes B, E and F to the First Quarter Financial Statements.

Current liabilities at March 31, 2022 were $83 million lower than at December 31, 2021. The change in current liabilities primarily reflects decreases in notes payable ($300 million), accounts payable ($169 million) and accrued benefits for management incentive awards ($55 million), offset in part by increases in the regulatory liability for deferred derivative gains ($311 million), accrued interest ($108 million), increases in the regulatory liability for refundable energy costs ($17 million) and customer deposits ($13 million).

Noncurrent liabilities at March 31, 2022 were $333 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflects an increase in deferred income taxes and unamortized investment tax credits ($181 million) primarily due to accelerated tax depreciation, repair deductions and the prepayment of New York City property taxes. See Note J to the First Quarter Financial Statements. The change also reflects an increase in regulatory liabilities for unrecognized other postretirement costs ($199 million) and an increase in the liability for pension and retiree benefits ($23 million) that primarily reflects the final actuarial valuation, as measured at December 31, 2021, of the plans in accordance with the accounting rules for retirement benefits. See Notes E and F to the First Quarter Financial Statements. These increases are offset in part by a decrease in the regulatory liability for net unbilled revenue deferrals ($78 million).

Equity at March 31, 2022 was $306 million higher than at December 31, 2021. The change in equity primarily reflects net income for the three months ended March 31, 2022 ($475 million), capital contributions from parent ($75 million) in 2022, offset in part by common stock dividends to parent ($245 million) in 2022.

O&R
Current assets at March 31, 2022 were $38 million higher than at December 31, 2021. The change in current assets primarily reflects increases in the fair value of short-term derivative assets ($18 million), accounts receivables, net of allowance for uncollectible accounts ($16 million) and other receivables, net of allowance for uncollectible accounts ($5 million).

Net plant at March 31, 2022 was $17 million higher than at December 31, 2021. The change in net plant primarily reflects an increase in electric ($55 million), gas ($11 million), and general ($2 million) plant balances, offset in part by a decrease in construction work in progress ($40 million) and an increase in accumulated depreciation ($11 million).

Other noncurrent assets at March 31, 2022 were $14 million higher than at December 31, 2021. The change in other noncurrent assets primarily reflects an increase in the regulatory asset for recoverable energy costs ($6 million), regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2021, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($5 million), the fair value of long-term derivative assets ($4 million), pension and retiree benefits ($2 million), and operating lease right-of-use asset ($2 million). This increase is offset in part by a decrease in the regulatory asset for deferred pension and other postretirement benefits ($6 million). The change in the regulatory asset also reflects the period's amortization of accounting costs. See Notes B, E and F to the First Quarter Financial Statements.

Current liabilities at March 31, 2022 were $29 million higher than at December 31, 2021. The change in current liabilities primarily reflects an increase in the regulatory liability for deferred derivative gains ($27 million).

Noncurrent liabilities at March 31, 2022 were $23 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflects an increase in the liability for pension and retiree benefits ($9 million), long-term operating lease liabilities ($3 million), regulatory liabilities for allowance for cost of removal less salvage ($3 million), long-term deferred derivative gains ($3 million), and an increase in other deferred credits ($2 million).

Equity at March 31, 2022 was $15 million higher than at December 31, 2021. The change in equity primarily reflects net income for the three months ended March 31, 2022 ($30 million), offset in part by common stock dividends to parent ($14 million) in 2022.

Clean Energy Businesses
Current assets at March 31, 2022 were $3 million higher than at December 31, 2021. The change in current assets primarily reflects an increase in other currents assets ($60 million), accrued unbilled revenue ($7 million) and fair value of short-term derivative assets ($7 million), offset in part by a decrease in restricted cash ($69 million).

Net plant at March 31, 2022 was $3 million higher than at December 31, 2021. The change in net plant primarily reflects additional capital expenditures.

Other noncurrent assets at March 31, 2022 were $6 million lower than at December 31, 2021. The change in other noncurrent assets primarily reflects the divestiture of renewable electric projects.

Current liabilities at March 31, 2022 were $45 million lower than at December 31, 2021. The change in current liabilities primarily reflects a decrease in the fair value of derivative liabilities ($26 million) and a decrease in accounts payable ($18 million).

Noncurrent liabilities at March 31, 2022 were $41 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflects the increase of deferred taxes ($80 million), offset in part by the change in the fair value of derivative liabilities ($33 million).

Long-term debt at March 31, 2022 was $24 million lower than at December 31, 2021. The change in long-term debt primarily reflects the timing of principal loan repayment.

Equity at March 31, 2022 was $28 million higher than at December 31, 2021. The change in equity primarily reflects an increase in net income for the three months ended March 31, 2022 ($107 million), offset in part by a decrease in noncontrolling tax equity interest ($54 million) (see Note P to the First Quarter Financial Statements) and common stock dividends to parent ($24 million) in 2021.

Con Edison Transmission
Investments at March 31, 2022 were $10 million higher than at December 31, 2021. The increase in investments primarily reflects additional investment in NY Transco ($10 million). See "Investments" in Note A to the First Quarter Financial Statements.

Current liabilities at March 31, 2022 were $10 million higher than at December 31, 2021. The change in current liabilities primarily reflects an increase in short-term borrowings under an intercompany capital funding facility.

Off-Balance Sheet Arrangements
At March 31, 2022, none of the Companies’ transactions, agreements or other contractual arrangements met the SEC definition of off-balance sheet arrangements.

Regulatory Matters
For information about the Utilities’ regulatory matters, see Note B to the First Quarter Financial Statements.

Environmental Matters

In July 2021, a CECONY feeder failure led to the discharge of thousands of gallons of dielectric fluid from a street manhole in New Rochelle, NY. Dielectric fluid reached nearby streets, properties and the New Rochelle Harbor. CECONY, the U.S. Coast Guard, the NYSDEC and other agencies responded to the incident. CECONY stopped the feeder leak on the same day the discharge occurred and has completed the spill recovery operations. In coordination with federal and state regulators, CECONY is evaluating certain shoreline areas for the potential presence of residual dielectric fluid and the extent to which additional cleaning in such areas may be necessary. In addition, the company has received third-party damage claims. The costs associated with this matter are not expected to have a material adverse effect on the company’s financial condition, results of operations or liquidity. In connection with the incident, the company may incur monetary sanctions of more than $0.3 million for violations of certain provisions regulating the discharge of materials into, and for the protection of, the environment.

In August 2019, following the enactment of the Climate Leadership and Community Protection Act (CLCPA), the NYSPSC initiated a proceeding to “reconcile resource adequacy programs with New York State’s renewable energy and environmental emission reduction goals.” In May 2020, the NYSPSC initiated a proceeding implementing the Accelerated Renewable Energy Growth and Community Benefit Act to align New York State’s electric system with CLCPA goals. In November 2020, NY’s investor-owned utilities (including the Utilities) and the Long Island Power Authority filed a comprehensive report in this proceeding, identifying proactive local transmission and distribution investments in their systems to facilitate achieving the goals of the CLCPA and setting out policy recommendations for how they will identify, prioritize and allocate costs of these and future such projects going forward. CECONY and O&R identified approximately $4,500 million and $400 million, respectively, in local transmission investment. In January 2022, the NYSPSC issued its order on power grid study recommendations that authorized CECONY to file a comprehensive petition addressing a proposed “Con Edison Hub” in Brooklyn, NY that could accommodate offshore wind generation. In April 2022, CECONY filed the petition, seeking cost recovery approval for the proposed Con Edison Hub at an estimated cost of $1,000 million and an estimated in-service date of 2027. The proposed Con Edison Hub would create interconnection points to connect up to 6,000 MW of offshore wind energy into the New York City grid.

For additional information about the Companies’ environmental matters, see Note G to the First Quarter Financial Statements.

Clean Energy Businesses
The following table provides information about the Clean Energy Businesses' renewable electric projects that are in operation and/or in construction at March 31, 2022:

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual In-Service/Acquisition Date	State	PPA Counterparty
Utility Scale
Solar
PJM assets (c)	73	(b)	2011/2013	NJ/PA	Various
New England assets (c)	24	Various	2011/2017	MA/RI	Various
California Solar	110	25	2012/2013	CA	PG&E
Mesquite Solar 1	165	20	2013	AZ	PG&E
Copper Mountain Solar 2	150	25	2013/2015	NV	PG&E
Copper Mountain Solar 3	255	20	2014/2015	NV	SCPPA
California Solar 2	80	20	2014/2016	CA	SCE/PG&E
Texas Solar 4	40	25	2014	TX	City of San Antonio
Texas Solar 5	100	25	2015	TX	City of San Antonio
Texas Solar 7	112	25	2016	TX	City of San Antonio
California Solar 3	110	20	2016/2017	CA	SCE/PG&E
Upton Solar	158	25	2017	TX	City of Austin
California Solar 4	240	20	2017/2018	CA	SCE
Copper Mountain Solar 1	58	12	2018	NV	PG&E
Copper Mountain Solar 4 (d)	94	20	2018	NV	SCE
Mesquite Solar 2 (d)	100	18	2018	AZ	SCE
Mesquite Solar 3 (d)	150	23	2018	AZ	WAPA (U.S. Navy)
Great Valley Solar (d)	200	17	2018	CA	MCE/SMUD/PG&E/SCE
Water Strider Solar (d)	80	20	2021	VA	VEPCO
Battle Mountain Solar/Battery Energy Storage System (d)	101	25	2021	NV	SPP
Copper Mountain Solar 5 (d)	250	25	2021	NV	NPC
Other (c)	26	Various	Various	Various	Various
Total Solar	2,676
Wind
Broken Bow II	75	25	2014	NE	NPPD
Wind Holdings	180	Various	Various	SD/MT	NWE/Basin Electric
Adams Rose Wind	23	7	2016	MN	Dairyland
Other (c)	42	Various	Various	Various	Various
Total Wind	320
Total MW (AC) in Operation	2,996
Total MW (AC) in Construction (c)	48
Total MW (AC) Utility Scale	3,044
Behind the Meter
Total MW (AC) in Operation (c)	66
Total MW (AC) in Construction (c)	3
Total MW Behind the Meter	69
(a)Represents PPA contractual term or remaining term from the date of acquisition.
(b)Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2025.
(c)Projects have generally not been pledged as security for project debt financing.
(d)Projects are financed with tax equity. See Note P to the First Quarter Financial Statements

Renewable Electric Generation
Renewable electric production volumes from utility scale assets for the three months ended March 31, 2022 compared with the 2021 period were:

	Millions of kWh
	For the Three Months Ended
Description	March 31, 2022	March 31, 2021	Variation	Percent Variation
Renewable electric projects
Solar	1,505	1,211	294	24.3%
Wind	371	342	29	8.5%
Total	1,876	1,553	323	20.8%

Con Edison Transmission
CET Gas
In May 2022, the operator of the Mountain Valley Pipeline, which is being constructed by a joint venture in which CET Gas owns a 10.0 percent interest (which is expected to be reduced to 8.0 percent based on the latest project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture), indicated it plans to pursue new permits and is now targeting a full in-service date during the second half of 2023 at a total project cost of approximately $6,600 million, excluding allowance for funds used during construction. At March 31, 2022, CET Gas’ carrying value of its investment in MVP was $111 million and CET Gas’ cash contributions to the joint venture amounted to $530 million.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses use interest rate swaps to exchange variable-rate project financed debt for a fixed interest rate. See Note N to the First Quarter Financial Statements. Con Edison and CECONY estimate that at March 31, 2022, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $1 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note N to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2022, a 10 percent decline in market prices would result in a decline in fair value of $152 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $135 million is for CECONY and $17 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

The Utilities do not make any margin or profit on the electricity or gas they sell. In accordance with provisions approved by state regulators, the Utilities generally recover from full-service customers the costs they incur for energy purchased for those customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. However, increases in electric and gas commodity prices may contribute to a slower recovery of cash from outstanding customer accounts receivable balances and increases to the allowance for uncollectible accounts, and may result in increases to write-offs of customer accounts receivable balances.

In February 2022, the NYSPSC, in response to higher customer bills, requested that CECONY enhance its efforts to mitigate customer bill volatility due to commodity price increases by reassessing its power supply billing practices and improve communications to customers regarding forecasted significant bill increases resulting from commodity price increases. In March 2022, CECONY filed with the NYSPSC a proposed amendment to its electric tariff, effective June 1, 2022, to change how CECONY recovers the cost of electricity supplied to its full-service electric customers to reduce the likelihood of customer bill volatility by more closely aligning supply prices with CECONY's electric supply hedging positions. The proposed amendment is subject to NYSPSC approval. CECONY also committed to provide notice to customers in cases where supply price increases could result in significantly higher bills.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	March 31, 2022	December 31, 2021
	(Millions of Dollars)
Average for the period	$1	$1
High	2	3
Low	1	—

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. Con Edison's investment risk also relates to the investments of Con Edison Transmission that are accounted for under the equity method. See "Investments" in Note A to the First Quarter Financial Statements.

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At March 31, 2022, the pension plan investments consisted of 49 percent equity securities, 38 percent debt securities and 13 percent real estate.

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

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 6: Exhibits
Con Edison

Exhibit 10.1	Amendment Number One, dated February 17, 2022, to the Consolidated Edison, Inc. Executive Incentive Plan as amended and restated effective January 1, 2020.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 10.2
364-Day Revolving Credit Agreement, dated as of March 31, 2022, among CECONY, the lenders party thereto and Bank of America, N.A., as Administrative Agent (Designated in CECONY’s Current Report on Form 8-K, dated March 31, 2022 (File No. 1-1217) as Exhibit 10).

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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: May 5, 2022	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer