Form 10-Q
period 2022-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2022-08-04
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number	Exact name of registrant as specified in its charter and principal executive office address and telephone number				State of Incorporation	I.R.S. Employer ID. Number
1-14514	Consolidated Edison, Inc.				New York	13-3965100
	4 Irving Place,	New York,	New York	10003
	(212)	460-4600
1-01217	Consolidated Edison Company of New York, Inc.				New York	13-5009340
	4 Irving Place,	New York,	New York	10003
	(212)	460-4600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Consolidated Edison, Inc.,	ED	New York Stock Exchange
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

As of July 31, 2022, Con Edison had outstanding 354,582,086 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectations and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will,” “target,” “guidance,” “potential,” “consider” and similar expressions identify forward-looking statements. The forward-looking statements reflect information available and assumptions at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those identified in reports the Companies have filed with the Securities and Exchange Commission, including, but not limited to:
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

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars/Except Share Data)	2022	2021	2022	2021
OPERATING REVENUES
Electric	$2,416	$2,115	$4,666	$4,228
Gas	643	490	1,893	1,566
Steam	84	74	386	338
Non-utility	272	292	530	516
TOTAL OPERATING REVENUES	3,415	2,971	7,475	6,648
OPERATING EXPENSES
Purchased power	633	463	1,120	900
Fuel	52	29	196	122
Gas purchased for resale	205	83	649	379
Other operations and maintenance	881	804	1,786	1,593
Depreciation and amortization	539	502	1,068	1,000
Taxes, other than income taxes	718	672	1,471	1,375
TOTAL OPERATING EXPENSES	3,028	2,553	6,290	5,369
OPERATING INCOME	387	418	1,185	1,279
OTHER INCOME (DEDUCTIONS)
Investment income (loss)	5	(24)	10	(185)
Other income	113	7	196	14
Allowance for equity funds used during construction	5	5	10	10
Other deductions	(34)	(38)	(35)	(76)
TOTAL OTHER INCOME (DEDUCTIONS)	89	(50)	181	(237)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	476	368	1,366	1,042
INTEREST EXPENSE (INCOME)
Interest on long-term debt	242	230	482	458
Other interest expense (income)	(32)	35	(87)	(14)
Allowance for borrowed funds used during construction	(5)	(4)	(8)	(8)
NET INTEREST EXPENSE	205	261	387	436
INCOME BEFORE INCOME TAX EXPENSE	271	107	979	606
INCOME TAX EXPENSE (BENEFIT)	17	(11)	171	68
NET INCOME	254	118	808	538
Loss attributable to non-controlling interest	(1)	(47)	(49)	(46)
NET INCOME FOR COMMON STOCK	$255	$165	$857	$584
Net income per common share—basic	$0.72	$0.48	$2.42	$1.70
Net income per common share—diluted	$0.72	$0.48	$2.41	$1.70
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	354.3	345.4	354.2	344.0
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	355.5	346.2	355.3	344.8
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2022	2021	2022	2021
NET INCOME	$254	$118	$808	$538
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	1	47	49	46
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	5	2	5	6
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	5	2	5	6
COMPREHENSIVE INCOME	$260	$167	$862	$590
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2022	2021
OPERATING ACTIVITIES
Net income	$808	$538
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,068	1,000
Investment loss/impairment	—	211
Deferred income taxes	150	30
Rate case amortization and accruals	36	(11)
Common equity component of allowance for funds used during construction	(10)	(10)
Net derivative gains	(106)	(39)
Unbilled revenue and net unbilled revenue deferrals	(53)	(64)
Other non-cash items, net	153	132
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(118)	(135)
Allowance for uncollectible accounts – customers	19	127
Materials and supplies, including fuel oil and gas in storage	(12)	(5)
Revenue decoupling mechanism receivable	(55)	(62)
Other receivables and other current assets	(143)	(85)
Taxes receivable	4	14
Prepayments	(31)	16
Accounts payable	44	(145)
Pensions and retiree benefits obligations, net	55	169
Pensions and retiree benefits contributions	(10)	(81)
Accrued taxes	(5)	(29)
Accrued interest	(1)	4
Superfund and environmental remediation costs	(14)	(7)
Distributions from equity investments	9	18
System benefit charge	(1)	(22)
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(264)	(204)
Deferred credits and other regulatory liabilities	482	165
Other current and noncurrent liabilities	(48)	(132)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,957	1,393
INVESTING ACTIVITIES
Utility construction expenditures	(1,828)	(1,781)
Cost of removal less salvage	(159)	(166)
Non-utility construction expenditures	(108)	(230)
Investments in electric and gas transmission projects	(25)	(16)
Divestiture of renewable electric projects, net	—	183
Other investing activities	2	10
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,118)	(2,000)
FINANCING ACTIVITIES
Net issuance of short-term debt	1,156	86
Issuance of long-term debt	—	1,788
Retirement of long-term debt	(369)	(1,882)
Debt issuance costs	(1)	(26)
Common stock dividends	(544)	(507)
Issuance of common shares - public offering	—	775
Issuance of common shares for stock plans	29	30
Distribution to noncontrolling interest	(16)	(7)
Sale of equity interest	—	92
NET CASH FLOWS FROM FINANCING ACTIVITIES	255	349
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	94	(258)
BALANCE AT BEGINNING OF PERIOD	1,146	1,436
BALANCE AT END OF PERIOD	$1,240	$1,178
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$479	$453
Income taxes	$19	$(13)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$457	$365
Issuance of common shares for dividend reinvestment	$16	$24
Software licenses acquired but unpaid as of end of period	$2	$24
Equipment acquired but unpaid as of end of period	$22	$22

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,127	$992
Accounts receivable – customers, net allowance for uncollectible accounts of $336 and $317 in 2022 and 2021, respectively	2,042	1,943
Other receivables, net allowance for uncollectible accounts of $9 and $22 in 2022 and 2021, respectively	323	298
Taxes receivable	9	13
Accrued unbilled revenue	663	662
Fuel oil, gas in storage, materials and supplies, at average cost	449	437
Prepayments	356	295
Regulatory assets	221	206
Restricted cash	113	154
Revenue decoupling mechanism receivable	245	190
Fair value of derivatives assets	260	128
Other current assets	208	233
TOTAL CURRENT ASSETS	6,016	5,551
INVESTMENTS	794	853
UTILITY PLANT, AT ORIGINAL COST
Electric	35,932	34,938
Gas	12,819	12,303
Steam	2,884	2,828
General	4,263	4,170
TOTAL	55,898	54,239
Less: Accumulated depreciation	12,704	12,177
Net	43,194	42,062
Construction work in progress	2,029	2,152
NET UTILITY PLANT	45,223	44,214
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $696 and $626 in 2022 and 2021, respectively	4,151	4,194
Construction work in progress	286	188
NET PLANT	49,660	48,596
OTHER NONCURRENT ASSETS
Goodwill	439	439
Intangible assets, net accumulated amortization of $344 and $297 in 2022 and 2021, respectively	1,244	1,293
Regulatory assets	3,659	3,639
Pension and retiree benefits	2,086	1,654
Operating lease right-of-use asset	853	809
Fair value of derivatives assets	143	77
Other deferred charges and noncurrent assets	178	205
TOTAL OTHER NONCURRENT ASSETS	8,602	8,116
TOTAL ASSETS	$65,072	$63,116
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$322	$440
Term loan	400	—
Notes payable	2,244	1,488
Accounts payable	1,547	1,497
Customer deposits	330	300
Accrued taxes	99	104
Accrued interest	150	151
Accrued wages	114	113
Fair value of derivative liabilities	110	152
Regulatory liabilities	555	185
System benefit charge	430	423
Operating lease liabilities	127	113
Other current liabilities	395	461
TOTAL CURRENT LIABILITIES	6,823	5,427
NONCURRENT LIABILITIES
Provision for injuries and damages	183	183
Pensions and retiree benefits	704	737
Superfund and other environmental costs	927	940
Asset retirement obligations	587	577
Fair value of derivative liabilities	62	84
Deferred income taxes and unamortized investment tax credits	7,156	6,873
Operating lease liabilities	774	717
Regulatory liabilities	4,608	4,381
Other deferred credits and noncurrent liabilities	266	257
TOTAL NONCURRENT LIABILITIES	15,267	14,749
LONG-TERM DEBT	22,361	22,604
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
EQUITY
Common shareholders’ equity	20,387	20,037
Noncontrolling interest	234	299
TOTAL EQUITY (See Statement of Equity)	20,621	20,336
TOTAL LIABILITIES AND EQUITY	$65,072	$63,116
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	342	$36	$8,808	$11,178	23	$(1,038)	$(112)	$(25)	$218	$19,065
Net income				419					1	420
Common stock dividends ($0.775 per share)				(265)						(265)
Issuance of common shares for stock plans			28							28
Other comprehensive income								4		4
Distributions to noncontrolling interests									(3)	(3)
Net proceeds from sale of equity interest									33	33
BALANCE AS OF MARCH 31, 2021	342	$36	$8,836	$11,332	23	$(1,038)	$(112)	$(21)	$249	$19,282
Net income (loss)				165					(47)	118
Common stock dividends ($0.775 per share)				(266)						(266)
Issuance of common shares - public offering	11	1	785				(11)			775
Issuance of common shares for stock plans			34							34
Other comprehensive income								2		2
Distributions to noncontrolling interests									(4)	(4)
Net proceeds from sale of equity interest									112	112
BALANCE AS OF JUNE 30, 2021	353	$37	$9,655	$11,231	23	$(1,038)	$(123)	$(19)	$310	$20,053

BALANCE AS OF DECEMBER 31, 2021	354	$37	$9,710	$11,445	23	$(1,038)	$(122)	$5	$299	$20,336
Net income (loss)				602					(48)	554
Common stock dividends ($0.79 per share)				(280)						(280)
Issuance of common shares - public offering							1			1
Issuance of common shares for stock plans			18							18
Distributions to noncontrolling interests									(6)	(6)
BALANCE AS OF MARCH 31, 2022	354	$37	$9,728	$11,767	23	$(1,038)	$(121)	$5	$245	$20,623
Net income (loss)				255					(1)	254
Common stock dividends ($0.79 per share)				(280)						(280)
Issuance of common shares for stock plans			29							29
Other comprehensive income								5		5
Distributions to noncontrolling interests									(10)	(10)
BALANCE AS OF JUNE 30, 2022	354	$37	$9,757	$11,742	23	$(1,038)	$(121)	$10	$234	$20,621

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2022	2021	2022	2021
OPERATING REVENUES
Electric	$2,240	$1,963	$4,324	$3,931
Gas	582	449	1,713	1,423
Steam	84	74	386	338
TOTAL OPERATING REVENUES	2,906	2,486	6,423	5,692
OPERATING EXPENSES
Purchased power	566	417	996	813
Fuel	52	29	196	122
Gas purchased for resale	145	63	469	296
Other operations and maintenance	718	590	1,460	1,198
Depreciation and amortization	455	423	900	838
Taxes, other than income taxes	690	643	1,411	1,317
TOTAL OPERATING EXPENSES	2,626	2,165	5,432	4,584
OPERATING INCOME	280	321	991	1,108
OTHER INCOME (DEDUCTIONS)
Investment and other income	103	5	186	11
Allowance for equity funds used during construction	5	5	9	9
Other deductions	(26)	(33)	(31)	(66)
TOTAL OTHER INCOME (DEDUCTIONS)	82	(23)	164	(46)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	362	298	1,155	1,062
INTEREST EXPENSE (INCOME)
Interest on long-term debt	200	186	399	370
Other interest expense	6	4	10	8
Allowance for borrowed funds used during construction	(4)	(4)	(7)	(7)
NET INTEREST EXPENSE	202	186	402	371
INCOME BEFORE INCOME TAX EXPENSE	160	112	753	691
INCOME TAX EXPENSE (BENEFIT)	(10)	(16)	108	98
NET INCOME	$170	$128	$645	$593
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2022	2021	2022	2021
NET INCOME	$170	$128	$645	$593
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	1	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—	1	—
COMPREHENSIVE INCOME	$170	$128	$646	$593
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2022	2021
OPERATING ACTIVITIES
Net income	$645	$593
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	900	838
Deferred income taxes	65	7
Rate case amortization and accruals	28	(11)
Common equity component of allowance for funds used during construction	(9)	(9)
Unbilled revenue and net unbilled revenue deferrals	(8)	(3)
Other non-cash items, net	150	27
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(111)	(139)
Allowance for uncollectible accounts – customers	20	124
Materials and supplies, including fuel oil and gas in storage	(12)	(8)
Revenue decoupling mechanism receivable	(55)	(69)
Other receivables and other current assets	(17)	(48)
Accounts receivable from affiliated companies	3	93
Prepayments	(22)	(18)
Accounts payable	(37)	(147)
Accounts payable to affiliated companies	(2)	(3)
Pensions and retiree benefits obligations, net	54	162
Pensions and retiree benefits contributions	(9)	(80)
Superfund and environmental remediation costs	(14)	(12)
Accrued taxes	(3)	(31)
Accrued taxes to affiliated companies	2	—
Accrued interest	1	1
System benefit charge	6	(20)
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(270)	(188)
Deferred credits and other regulatory liabilities	426	125
Other current and noncurrent liabilities	(4)	(88)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,727	1,096
INVESTING ACTIVITIES
Utility construction expenditures	(1,727)	(1,679)
Cost of removal less salvage	(156)	(162)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,883)	(1,841)
FINANCING ACTIVITIES
Net issuance (repayment) of short-term debt	699	(660)
Issuance of long-term debt	—	1,500
Retirement of long-term debt	—	(640)
Debt issuance costs	(1)	(19)
Capital contribution by parent	100	976
Dividend to parent	(490)	(494)
NET CASH FLOWS FROM FINANCING ACTIVITIES	308	663
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	152	(82)
BALANCE AT BEGINNING OF PERIOD	920	1,067
BALANCE AT END OF PERIOD	$1,072	$985
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$388	$359
Income taxes	$41	$(3)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$403	$314
Software licenses acquired but unpaid as of end of period	$2	$22
Equipment acquired but unpaid as of end of period	$22	$22
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,072	$920
Accounts receivable – customers, net allowance for uncollectible accounts of $324 and $304 in 2022 and 2021, respectively	1,932	1,841
Other receivables, net allowance for uncollectible accounts of $7 and $19 in 2022 and 2021, respectively	120	121
Taxes receivable	5	5
Accrued unbilled revenue	505	549
Accounts receivable from affiliated companies	35	38
Fuel oil, gas in storage, materials and supplies, at average cost	381	369
Prepayments	234	212
Regulatory assets	205	188
Revenue decoupling mechanism receivable	246	191
Fair value of derivatives assets	196	71
Other current assets	103	198
TOTAL CURRENT ASSETS	5,034	4,703
INVESTMENTS	527	608
UTILITY PLANT, AT ORIGINAL COST
Electric	33,770	32,846
Gas	11,814	11,321
Steam	2,884	2,828
General	3,943	3,854
TOTAL	52,411	50,849
Less: Accumulated depreciation	11,704	11,223
Net	40,707	39,626
Construction work in progress	1,882	1,985
NET UTILITY PLANT	42,589	41,611
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2022 and 2021	2	2
NET PLANT	42,591	41,613
OTHER NONCURRENT ASSETS
Regulatory assets	3,336	3,316
Operating lease right-of-use asset	585	545
Pension and retiree benefits	2,080	1,677
Fair value of derivatives assets	68	56
Other deferred charges and noncurrent assets	123	137
TOTAL OTHER NONCURRENT ASSETS	6,192	5,731
TOTAL ASSETS	$54,344	$52,655
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Notes payable	$2,060	$1,361
Accounts payable	1,251	1,285
Accounts payable to affiliated companies	16	18
Customer deposits	314	285
Accrued taxes	75	78
Accrued taxes to affiliated companies	12	10
Accrued interest	128	127
Accrued wages	104	103
Fair value of derivative liabilities	94	88
Regulatory liabilities	463	134
System benefit charge	390	372
Operating lease liabilities	96	90
Other current liabilities	327	370
TOTAL CURRENT LIABILITIES	5,330	4,321
NONCURRENT LIABILITIES
Provision for injuries and damages	178	178
Pensions and retiree benefits	644	669
Superfund and other environmental costs	837	850
Asset retirement obligations	511	504
Fair value of derivative liabilities	46	40
Deferred income taxes and unamortized investment tax credits	6,990	6,796
Operating lease liabilities	522	462
Regulatory liabilities	4,110	3,921
Other deferred credits and noncurrent liabilities	222	220
TOTAL NONCURRENT LIABILITIES	14,060	13,640
LONG-TERM DEBT	18,386	18,382
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	16,568	16,312
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$54,344	$52,655
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	235	$589	$6,169	$9,122	$(962)	$(62)	$(7)	$14,849
Net income				465				465
Common stock dividend to parent				(247)				(247)
Capital contribution by parent			125					125
BALANCE AS OF MARCH 31, 2021	235	$589	$6,294	$9,340	$(962)	$(62)	$(7)	$15,192
Net income				128				128
Common stock dividend to parent				(247)				(247)
Capital contribution by parent			851					851
BALANCE AS OF JUNE 30, 2021	235	$589	$7,145	$9,221	$(962)	$(62)	$(7)	$15,924

BALANCE AS OF DECEMBER 31, 2021	235	$589	$7,269	$9,478	$(962)	$(62)	$—	$16,312
Net income				475				475
Common stock dividend to parent				(245)				(245)
Capital contribution by parent			75					75
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2022	235	$589	$7,344	$9,708	$(962)	$(62)	$1	$16,618
Net income				170				170
Common stock dividend to parent				(245)				(245)
Capital contribution by parent			25					25
BALANCE AS OF JUNE 30, 2022	235	$589	$7,369	$9,633	$(962)	$(62)	$1	$16,568

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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2021 and their separate unaudited financial statements (including the combined notes thereto)
included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.
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

2021 Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)
In May 2021, a subsidiary of Con Edison Gas Pipeline and Storage, LLC (CET Gas) entered into a purchase and sale agreement pursuant to which the subsidiary and its joint venture partner agreed to sell their combined interests in Stagecoach Gas Services LLC (Stagecoach) for a total of $1,225 million, of which $629 million was attributed to CET Gas for its 50 percent interest. The purchase and sale agreement contemplated a two-stage closing, the first of which was completed in July 2021 and the second of which was completed in November 2021.

As a result of information made available to Stagecoach as part of the sale process, Stagecoach performed impairment tests that resulted in Stagecoach recording impairment charges of $71 million and $414 million for the three and six months ended June 30, 2021, respectively. Accordingly, Con Edison recorded pre-tax impairment losses on its 50 percent interest in Stagecoach of $39 million ($27 million after-tax) and $211 million ($147 million after-tax), including working capital and transaction cost adjustments, within "Investment income/(loss)" on Con

Edison's consolidated income statements for the three and six months ended June 30, 2021, respectively. These charges reduced the carrying value of its investment in Stagecoach to $630 million at June 30, 2021.

Stagecoach's impairment charges and information obtained from the sales processes constituted triggering events for Con Edison's investment in Stagecoach as of March 31, 2021 and June 30, 2021. Con Edison evaluated the carrying value of its investment in Stagecoach for other-than-temporary declines in value using income and market-based approaches. Con Edison determined that the carrying value of its investment in Stagecoach of $667 million and $630 million as of March 31, 2021 and June 30, 2021, respectively, was not impaired. The carrying value of $630 million at June 30, 2021 reflected the final sales price received in July and the remaining amount received in November 2021, including closing adjustments. CET Gas had no remaining investment in Stagecoach as of December 31, 2021 and June 30, 2022.

2021 and 2020 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)
In January 2016, Con Edison Gas Pipeline and Storage, LLC (CET Gas), an indirect subsidiary of Con Edison, acquired a 12.5 percent equity interest in MVP, a company developing a proposed 300-mile gas transmission project (the Project) in WV and VA. During 2019, Con Edison exercised its right to limit, and did limit, its cash contributions to the joint venture to approximately $530 million, which reduced CET Gas' interest in MVP to 11.3 percent and 10.2 percent as of December 31, 2020 and 2021, respectively. As of June 30, 2022 CET Gas' interest in MVP is 9.9 percent and is expected to be reduced to 8.0 percent based on the Project's current cost estimate and CET Gas' previous capping of its cash contributions. As of December 31, 2020 and 2021, the Project was approximately 92 percent and 94 percent complete, respectively.

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

In response to the 2020 triggering event and 2021 triggering event, Con Edison assessed the value of its equity investment in the Project to determine whether the fair value of its investment in MVP had declined below its carrying value on an other-than-temporary basis as of December 31, 2020 and 2021, respectively. The estimated fair value of the investment was determined using a discounted cash flow analysis, which is a level 3 fair value measurement. The analysis discounted probability-weighted future cash flows, including revenues based on long-term firm transportation contracts, that are secured for the first 20 years following completion of the Project. See Note Q. Con Edison has also assumed cash flows extending beyond this period. All cash flows were discounted at a pre-tax discount rate of 8.3 percent and then weighted based on Con Edison’s estimate of the likelihood that the Project will be completed. For the 2020 triggering event, Con Edison estimated that the likelihood of Project completion was in the upper end of a reasonably possible range. For the 2021 triggering event, Con Edison anticipated that the Project faces legal and regulatory challenges that make construction completion increasingly remote. The Project faces additional delays and increased costs that could further reduce CET Gas' interest in MVP to below 8.0 percent based on CET Gas' previous capping of its cash contributions. The likelihood that the Project will be completed and, for 2020, the discount rate, are the most significant and sensitive assumptions; changes in these assumptions may materially change the results of the impairment calculation.

Based on the discounted cash flow analyses, Con Edison concluded as of December 31, 2020 and 2021 that the fair value of its investment in MVP declined below its carrying value and the declines were other-than-temporary. Accordingly, Con Edison recorded a pre-tax impairment loss of $320 million ($223 million, after tax) for the year ended December 31, 2020 that reduced the carrying value of its investment in MVP from $662 million to $342 million, with an associated deferred tax asset of $53 million. Additionally, Con Edison recorded a pre-tax impairment loss of $231 million ($162 million, after tax) for the year ended December 31, 2021 that reduced the carrying value of its investment in MVP from $342 million to $111 million with an additional $77 million associated deferred tax asset, totaling a deferred tax asset of $130 million at December 31, 2021 and June 30, 2022. The impairments were recorded within “Investment income (loss)” on Con Edison’s Consolidated Income Statement. In addition, Con Edison did not record non-cash equity in earnings from allowance for funds used during construction from MVP beginning in January 2021 and will continue to refrain from recording such amounts until such time as substantial construction activities resume, which would be indicative of probable Project completion. There were no impairments or substantial changes in the carrying value of Con Edison's investment in MVP for the six months ended June 30, 2022.

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

For the three and six months ended June 30, 2022 and 2021, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2022	2021	2022	2021
Net income for common stock	$255	$165	$857	$584
Weighted average common shares outstanding – basic	354.3	345.4	354.2	344.0
Add: Incremental shares attributable to effect of potentially dilutive securities	1.2	0.8	1.1	0.8
Adjusted weighted average common shares outstanding – diluted	355.5	346.2	355.3	344.8
Net Income per common share – basic	$0.72	$0.48	$2.42	$1.70
Net Income per common share – diluted	$0.72	$0.48	$2.41	$1.70

The computation of diluted EPS for the three and six months ended June 30, 2021 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and six months ended June 30, 2022 and 2021, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Beginning balance, accumulated OCI, net of taxes (a)	$5	$(21)	$1	$(7)
OCI before reclassifications, net of tax of $(1) for Con Edison in 2022	5	—	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2021 (a)(b)	—	2	—	—
Current period OCI, net of taxes	5	2	—	—
Ending balance, accumulated OCI, net of taxes (a)	$10	$(19)	$1	$(7)
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

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Beginning balance, accumulated OCI, net of taxes (a)	$5	$(25)	$—	$(7)
OCI before reclassifications, net of tax of $(1) for Con Edison in 2022 and 2021	4	2	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2022 and 2021 (a)(b)	1	4	1	—
Current period OCI, net of taxes	5	6	1	—
Ending balance, accumulated OCI, net of taxes (a)	$10	$(19)	$1	$(7)
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

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At June 30, 2022 and 2021, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At June 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Cash and temporary cash investments	$1,127	$1,067	$1,072	$985
Restricted cash (a)	113	111	—	—
Total cash, temporary cash investments and restricted cash	$1,240	$1,178	$1,072	$985
(a)Restricted cash included cash of the Clean Energy Businesses' renewable electric project subsidiaries ($113 million and $111 million at June 30, 2022 and 2021, respectively) that, under the related project debt agreements, is restricted to being used for normal operating expenditures, debt service, and required reserves until the various maturity dates of the project debt.

Note B – Regulatory Matters
Rate Plans
CECONY – Electric
In April 2022, CECONY updated its January 2022 request to the New York State Public Service Commission (NYSPSC) for an electric rate increase effective January 2023. The company decreased its requested January 2023 rate increase by $161 million to $1,038 million, decreased its illustrated January 2024 rate increase by $109 million to $744 million and increased its illustrated January 2025 rate increase by $7 million to $615 million. In May 2022, the New York State Department of Public Service (NYSDPS) submitted testimony in the NYSPSC proceeding in which CECONY requested an electric rate increase, effective January 2023. The NYSDPS testimony supports an electric rate increase of $278 million reflecting, among other things, an 8.80 percent return on common equity and a common equity ratio of 48 percent.

CECONY – Gas
In April 2022, CECONY updated its January 2022 request to the NYSPSC for a gas rate increase effective January 2023. The company decreased its requested January 2023 rate increase by $101 million to $402 million, decreased its illustrated January 2024 rate increase by $29 million to $205 million and decreased its illustrated January 2025 rate increase by $42 million to $176 million. In May 2022, the NYSDPS submitted testimony in the NYSPSC proceeding in which CECONY requested a gas rate increase, effective January 2023. The NYSDPS testimony supports a gas rate increase of $164 million reflecting, among other things, an 8.80 percent return on common equity and a common equity ratio of 48 percent.

CECONY - Electric and Gas
Pursuant to its electric and gas rate plans, CECONY recorded $92 million of earnings for the year ended December 31, 2021 of earnings adjustment mechanisms and positive incentives, primarily reflecting the achievement of certain energy efficiency measures. For the six months ended June 30, 2022, CECONY recorded a reduction in the amount of previously recorded earnings adjustment mechanisms of $4.5 million.

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

NY Regulation
In March 2020, a former New York State governor declared a State Disaster Emergency for the State of NY due to the COVID-19 pandemic and signed the "New York State on PAUSE" executive order that temporarily closed all non-essential businesses statewide. The former governor then lifted these closures over time and ended the emergency declaration in June 2021. As a result of the emergency declaration, and due to economic conditions, the NYSPSC and the Utilities have worked to mitigate the potential impact of the COVID-19 pandemic on the Utilities, their customers and other stakeholders.

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

In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect, commencing December 1, 2021 through December 31, 2022, $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. The company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. Pursuant to the November 2021 order, the company also established a recovery mechanism for CECONY to collect, commencing January 2023 through December 2023, $19 million and $4 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2021 and the company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. In addition, pursuant to the November 2021 order, CECONY established a reserve of $7 million toward addressing customer arrearages for the year ended December 31, 2021 that, pursuant to a June 2022 NYSPSC order discussed below, will be used to fund a portion of the COVID-19 arrears assistance program for low-income customers. The order also established a surcharge recovery or surcredit mechanism for any late payment charges and fee deferrals, subject to offsetting related savings resulting from the COVID-19 pandemic, for 2022 starting in January 2024 over a twelve-month period. CECONY resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on September 3, 2021 and October 1, 2021, respectively. Pursuant to the October 2021 joint proposal for new electric and gas rates for O&R that was approved by the NYSPSC in April 2022. O&R recorded late payment charges and fees that were not billed for the years ended December 31, 2020 and December 31, 2021 of $1.7 million and $2.4 million, respectively, as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. See “Rate Plans,” above. O&R resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on October 1, 2021.
The Utilities’ NY rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. The total reserve increases to the allowance for uncollectible accounts from January 1, 2020 through June 30, 2022 reflecting the impact of the COVID-19 pandemic for CECONY electric and gas operations and O&R electric and gas operations were $259 million and $7 million, respectively, and were deferred pursuant to the legislative, regulatory and related actions provisions of the rate plans as a result of the New York State on PAUSE and related executive orders, that have since been lifted, as described above. The Utilities’ NY rate plans also provide for an allowance for write-offs of customer accounts receivable balances. The above amounts deferred pursuant to the legislative, regulatory and related actions provisions were increased/(reduced) by the amount that the actual write-offs of customer accounts receivable balances were above/(below) the allowance reflected in rates which differences were $7 million and $(2) million for CECONY and O&R, respectively, from March 1, 2020 through June 30, 2022.

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

In April 2021, NY passed a law that created a program that allows eligible residential renters in NY who require assistance with rent and utility bills to have up to twelve months of electric and gas utility bill arrears forgiven, provided that such arrears were accrued on or after March 13, 2020. The program is administered by the State Office of Temporary Disability Assistance (OTDA) in coordination with the NYSDPS (the OTDA Program). Under the OTDA Program, CECONY and O&R qualify for a refundable tax credit for NY gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are waived and certified by the NYSPSC. OTDA may also use the program funds to provide additional Home Energy Assistance Program payments to the Utilities on behalf of low-income customers. For the three and six months ended June 30, 2022, CECONY received $43.4 million and $49.3 million, respectively, in qualified tax credits and payments under the OTDA Program that were applied to reduce customer accounts receivable balances. For the three and six months ended June 30, 2022, O&R received $0.8 million in qualified tax credits and payments under the OTDA Program that were applied to reduce customer accounts receivable balances. The total amount that may be allocated to CECONY and O&R under this program to address customer arrearages is not yet known.

In April 2022, NY approved the 2022-2023 state budget, which includes $250 million for addressing statewide residential utility customers' arrears balances accrued from March 7, 2020 through March 1, 2022. In June 2022, the NYSPSC issued an order implementing a COVID-19 arrears assistance program that provides credits towards reducing the arrears balances of low-income electric and gas customers of CECONY and O&R. At the time the order was issued, the Utilities’ eligible arrears balances were estimated to be $340 million, which includes: (1) $164.5 million and $1.6 million of the $250 million in state funding allocated to CECONY and O&R, respectively, and (2) a surcharge mechanism for recovery of the remaining eligible credit amounts over a four year period commencing after credits are issued for CECONY and over a one year period commencing after credits are issued for O&R. Pursuant to the order, CECONY and O&R agreed not to seek recovery of incremental financing costs incurred associated with low-income customers' arrears from March 2020 through March 2022 of $11 million, most of which is attributable to CECONY, in addition to the $7 million reserve established by CECONY for the year ended December 31, 2021, as described above. At June 30, 2022, the customer accounts receivable balances at CECONY and O&R were $2,256 million and $102 million, respectively. The amounts available to credit the arrears balances of low-income CECONY and O&R customers pursuant to the June 2022 order may be reduced by amounts credited pursuant to the OTDA Program.

In May 2021, CECONY and O&R, along with other large NY utilities, submitted joint comments to the NYSDPS' February 2021 report on New York State’s Energy Affordability Policy. The report recommends, among other things, that residential and commercial customers’ late payment fees and interest on deferred payment agreements be waived until two years after the expiration of the New York State moratorium on utility terminations (the moratorium expired on December 21, 2021) and each utility develop an arrears management program to mitigate the financial burdens of the COVID-19 pandemic on NY households and that program costs be shared, perhaps equally, between shareholders and customers. The May 2021 joint comments stated that it is not necessary for the NYSPSC to adopt the report’s COVID-19 related recommendations because New York State already passed laws that address the issues in the report. In June 2022, the NYSPSC issued an order in this proceeding establishing a COVID-19 arrears assistance program for low-income customers, as described above.

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

In July 2020, the NJBPU authorized RECO and other NJ utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to the COVID-19 pandemic beginning on March 9, 2020, and has extended such deferrals through December 31, 2022. RECO is required to file its verified COVID-19 cost recovery petition by no later than March 2, 2023. RECO deferred net incremental COVID-19 related costs of $0.9 million through June 30, 2022.

Gas Safety
In April 2020, the NYSPSC issued an order that extended the deadlines to complete certain gas inspections by all New York gas utilities, including CECONY and O&R, from April 1, 2020 to August 1, 2020. The deadlines were subsequently extended to September 2, 2020 and June 1, 2022. CECONY and O&R have taken all reasonable measures to complete such inspections. As of June 1, 2022, O&R completed all of its required inspections and CECONY substantially completed its required inspections. CECONY is unable to estimate the amount or range of its possible loss, if any, related to this matter. At June 30, 2022, CECONY had not accrued a liability related to this matter.

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

O&R, under its current electric and gas rate plans, has reflected its TCJA net benefits in its electric and gas rates beginning as of January 1, 2019. Under the rate plans, O&R amortized its net benefits prior to January 1, 2019 ($22 million) over a three-year period. The protected portion of its net regulatory liability for future income taxes ($123 million) is being amortized over the remaining lives of the related assets). Pursuant to the October 2021 Joint Proposal, O&R will amortize the remaining unprotected portion of its net regulatory liability for future income taxes ($34 million) over a six-year period that began January 1, 2022.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes. The understatement was related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets that were not reflected in O&R’s rate plans prior to 2014, CECONY’s electric and gas rate plans prior to 2015 and 2016, respectively, and is currently not reflected in CECONY’s steam rate plan. This understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) that is expected to confirm, among other things, that in order to comply with IRS normalization rules, such understatement may not be corrected through a write-down of a portion of the regulatory asset and must be corrected through an increase in future years’ revenue requirements. The regulatory asset ($1,157 million and $24 million for CECONY and O&R, respectively, as of June 30, 2022) and ($1,176 million and $26 million for CECONY and O&R, respectively, as of December 31, 2021) is netted against the future income tax regulatory liability on the Companies’ consolidated balance sheet. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At June 30, 2022, the Utilities had not accrued a liability related to this matter.

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

In May 2020, the president of the United States issued the "Securing the United States Bulk-Power System" executive order, which has since expired. The executive order declared threats to the bulk-power system by foreign adversaries constitute a national emergency and prohibits the acquisition, importation, transfer or installation of certain bulk-power system electric equipment that is sourced from foreign adversaries. In April 2021, the Department of Energy (DOE) issued a request for information to assist the DOE in developing additional orders and/or regulations to secure the United States’ critical electric infrastructure. In September 2021, the Cybersecurity and Infrastructure Security Agency and the National Institute of Standards and Technology issued preliminary cybersecurity goals for critical infrastructure control systems, with final goals to be issued by September 2022. The Companies are unable to predict the impact on them of any orders or regulations that may be adopted regarding critical infrastructure.

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

Regulatory Assets and Liabilities
Regulatory assets and liabilities at June 30, 2022 and December 31, 2021 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Regulatory assets
Environmental remediation costs	$926	$938	$847	$860
System peak reduction and energy efficiency programs	426	285	431	284
Pension and other postretirement benefits deferrals	417	496	368	435
Revenue taxes	414	395	396	378
COVID-19 pandemic deferrals	313	282	305	277
Deferred storm costs	279	276	172	158
Property tax reconciliation	154	202	154	202
MTA power reliability deferral	116	140	116	140
Gas Service Line Deferred Costs	108	100	108	100
Deferred derivative losses - long term	81	51	73	45
Municipal infrastructure support costs	37	44	37	44
Brooklyn Queens demand management program	34	36	34	36
Meadowlands heater odorization project	28	29	28	29
Unrecognized pension and other postretirement costs	27	128	8	110
Non-wire alternative projects	23	23	23	23
Preferred stock redemption	20	20	20	20
Legacy meters	20	2	—	—
Recoverable REV demonstration project costs	19	16	18	15
Unamortized loss on reacquired debt	13	16	12	14
Gate station upgrade project	13	14	13	14
Other	191	146	173	132
Regulatory assets – noncurrent	3,659	3,639	3,336	3,316
Deferred derivative losses - short term	131	141	125	133
Recoverable energy costs	90	65	80	55
Regulatory assets – current	221	206	205	188
Total Regulatory Assets	$3,880	$3,845	$3,541	$3,504
Regulatory liabilities
Future income tax	$1,868	$1,984	$1,729	$1,840
Allowance for cost of removal less salvage	1,223	1,199	1,051	1,033
Unrecognized pension and other postretirement costs	346	32	283	—
Net unbilled revenue deferrals	157	209	157	209
Deferred derivative gains - long term	129	61	117	55
Pension and other postretirement benefit deferrals	120	102	75	55
Net proceeds from sale of property	86	103	86	103
System benefit charge carrying charge	69	70	66	63
TCJA net benefits*	62	125	60	123
Property tax refunds	35	35	35	35
Sales and use tax refunds	29	17	28	16
BQDM and REV Demo reconciliations	24	25	21	22
Earnings sharing - electric, gas and steam	13	13	10	10
Workers' compensation	10	8	10	8
Settlement of gas proceedings	9	12	9	12
Settlement of prudence proceeding	6	6	6	6
Energy efficiency portfolio standard unencumbered funds	5	15	7	19
Other	417	365	360	312
Regulatory liabilities – noncurrent	4,608	4,381	4,110	3,921
Deferred derivative gains - short term	491	142	451	132
Refundable energy costs	46	32	12	2
Revenue decoupling mechanism	18	11	—	—
Regulatory liabilities – current	555	185	463	134
Total Regulatory Liabilities	$5,163	$4,566	$4,573	$4,055
* See "Other Regulatory Matters," above.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the six months ended June 30, 2022 and 2021 was 1.75 percent and 1.80 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($2,008 million and $1,962 million for Con Edison, and $1,806 million and $1,751 million for CECONY at June 30, 2022 and December 31, 2021, respectively). Regulatory assets of RECO for which a cash outflow has been made ($21 million and $25 million at June 30, 2022 and December 31, 2021, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At June 30, 2022 and December 31, 2021, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Unrecognized pension and other postretirement costs	$27	$128	$8	$110
Environmental remediation costs	916	928	837	850
Revenue taxes	393	375	377	359
COVID-19 Deferral for Uncollectible Accounts Receivable	274	236	266	231
Deferred derivative losses - current	131	141	125	134
Deferred derivative losses - long term	81	51	73	45
Other	50	24	49	24
Total	$1,872	$1,883	$1,735	$1,753
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

Note C – Capitalization

In June 2022, Con Edison redeemed at maturity $293 million of 8.71 percent senior unsecured notes.

The carrying amounts and fair values of long-term debt at June 30, 2022 and December 31, 2021 were:

(Millions of Dollars)	2022		2021
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$22,683	$21,125	$23,044	$26,287
CECONY	$18,386	$17,018	$18,382	$21,382
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $219 million and $188 million for Con Edison and CECONY, respectively, as of June 30, 2022 and $226 million and $193 million for Con Edison and CECONY, respectively, as of December 31, 2021.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at June 30, 2022 are classified as Level 2 liabilities (see Note O).

Note D – Short-Term Borrowing
At June 30, 2022, Con Edison had $2,244 million of commercial paper outstanding of which $2,060 million was outstanding under CECONY’s program. The weighted average interest rate at June 30, 2022 was 2.0 percent for both Con Edison and CECONY. At December 31, 2021, Con Edison had $1,488 million of commercial paper outstanding of which $1,361 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2021 was 0.3 percent for both Con Edison and CECONY.

At June 30, 2022 and December 31, 2021, no loans were outstanding under the Companies' December 2016 credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of June 30, 2022 and December 31, 2021.

In March 2022, CECONY entered into a 364-Day Revolving Credit Agreement (the CECONY Credit Agreement) under which banks are committed to provide loans up to $750 million on a revolving credit basis. The CECONY Credit Agreement expires on March 30, 2023 and supports CECONY’s commercial paper program. Loans issued under the CECONY Credit Agreement may also be used for other general corporate purposes. The banks’ commitments under the CECONY Credit Agreement are subject to certain conditions, including that there be no event of default and that CECONY shall have received the required regulatory approval. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by CECONY, the banks may terminate their commitments and declare the loans, accrued interest and any other amounts due by CECONY immediately due and payable. Events of default include CECONY exceeding at any time a ratio of consolidated debt to consolidated total capital of 0.65 to 1; having liens on its assets in an aggregate amount exceeding five percent of its consolidated total capital, subject to certain exceptions; CECONY failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt); cross default to other financial obligations of $150 million or more of CECONY which would permit the holder to accelerate the obligations; and other customary events of default.

In June 2022, Con Edison entered into and borrowed $400 million under a 364-Day Senior Unsecured Term Loan Credit Agreement dated June 30,2022 (the June 2022 Term Loan Credit Agreement) under which a bank is committed, until November 30, 2022, to provide to Con Edison one or more tranches of incremental term loans in an aggregate amount not to exceed $200 million, in addition to the $400 million borrowed on June 30, 2022. The bank’s commitments under the agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by Con Edison, the bank may terminate its commitments and declare the loans, accrued interest and any other amounts due by Con Edison immediately due and payable. Events of default include Con Edison exceeding at any time a ratio of consolidated debt to consolidated total capital of 0.65 to 1; Con Edison or its subsidiaries having liens on its or their assets in an aggregate amount exceeding 5 percent of Con Edison’s consolidated total capital, subject to certain exceptions; Con Edison or its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Subject to certain exceptions, the commitments and any term loans issued under the June 2022 Term Loan Credit Agreement are subject to mandatory termination and prepayment with the net cash proceeds of certain equity issuances or asset sales by Con Edison.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Service cost – including administrative expenses	$72	$85	$67	$80
Interest cost on projected benefit obligation	126	118	119	111
Expected return on plan assets	(292)	(274)	(277)	(260)
Recognition of net actuarial loss	94	197	89	187
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST/(CREDIT)	$(4)	$122	$(7)	$113
Cost capitalized	(35)	(41)	(33)	(39)
Reconciliation to rate level	66	(54)	62	(52)
Total expense recognized	$27	$27	$22	$22

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Service cost – including administrative expenses	$144	$171	$135	$160
Interest cost on projected benefit obligation	252	236	237	222
Expected return on plan assets	(585)	(548)	(554)	(520)
Recognition of net actuarial loss	189	393	179	373
Recognition of prior service credit	(8)	(8)	(10)	(10)
TOTAL PERIODIC BENEFIT COST/(CREDIT)	($8)	$244	($13)	$225
Cost capitalized	(68)	(79)	(65)	(75)
Reconciliation to rate level	130	(111)	123	(106)
Total expense recognized	$54	$54	$45	$44

Components of net periodic benefit cost other than service cost are presented outside of operating income on the Companies' consolidated income statements, and only the service cost component is eligible for capitalization. Accordingly, the service cost component is included in the line "Other operations and maintenance" and the non-service cost components are included in the lines "Investment and other income" and "Other deductions" in the Companies' consolidated income statements. The increase in the "Pension and retiree benefits" asset on the Companies' consolidated balance sheets from December 31, 2021 to June 30, 2022 is primarily due to favorable plan liability experience.

Expected Contributions
Based on estimates as of June 30, 2022, the Companies expect to make contributions to the pension plans during 2022 of $31 million (of which $18 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first six months of 2022, the Companies contributed $10 million to the pension plans, $9 million of which was contributed by CECONY.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Service cost - including administrative expenses	$4	$7	$3	$5
Interest cost on projected other postretirement benefit obligation	9	8	7	7
Expected return on plan assets	(18)	(17)	(15)	(14)
Recognition of net actuarial loss/(gain)	(6)	6	(3)	5
Recognition of prior service credit	(1)	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$(12)	$3	$(8)	$3
Cost capitalized	(2)	(3)	(1)	(3)
Reconciliation to rate level	11	—	8	(1)
Total credit recognized	($3)	$—	$(1)	$(1)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Service cost - including administrative expenses	$9	$13	$7	$10
Interest cost on projected other postretirement benefit obligation	18	16	15	13
Expected return on plan assets	(36)	(34)	(29)	(27)
Recognition of net actuarial loss/(gain)	(7)	12	(4)	10
Recognition of prior service credit	(1)	(1)	—	(1)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$(17)	$6	$(11)	$5
Cost capitalized	(4)	(6)	(3)	(5)
Reconciliation to rate level	15	—	12	(3)
Total credit recognized	($6)	$—	$(2)	$(3)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Expected Contributions
Based on estimates as of June 30, 2022, the Companies expect to make a contribution of $9 million (all of which is to be made by CECONY) to the other postretirement benefit plans in 2022. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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

For Superfund Sites where there are other potentially responsible parties and the Utilities are not managing the site investigation and remediation, the accrued liability represents an estimate of the amount the Utilities will need to pay to investigate and, where determinable, discharge their related obligations. For Superfund Sites (including the manufactured gas plant sites) for which one of the Utilities is managing the investigation and remediation, the accrued liability represents an estimate of the company's share of the undiscounted cost to investigate the sites and, for sites that have been investigated in whole or in part, the cost to remediate the sites, if remediation is necessary and if a reasonable estimate of such cost can be made. Remediation costs are estimated in light of the information available, applicable remediation standards and experience with similar sites.
The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2022 and December 31, 2021 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Accrued Liabilities:
Manufactured gas plant sites	$835	$845	$745	$755
Other Superfund Sites	92	95	92	95
Total	$927	$940	$837	$850
Regulatory assets	$926	$938	$847	$860

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
Environmental remediation costs incurred related to Superfund Sites for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Remediation costs incurred	$6	$5	$6	$5

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Remediation costs incurred	$14	$13	$13	$13

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and six months ended June 30, 2022 and 2021.
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

Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At June 30, 2022, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at June 30, 2022 and December 31, 2021 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$63	$65	$60	$62
Regulatory liabilities – workers’ compensation	$10	$8	$10	$8

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, the company accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, which estimated liability did not change as of June 30, 2022.

Other Contingencies
For additional contingencies, see "COVID-19 Regulatory Matters" and "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $2,076 million and $2,157 million at June 30, 2022 and December 31, 2021, respectively.
A summary, by type and term, of Con Edison's total guarantees under these agreements at June 30, 2022 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$465	$—	$—	$465
Energy transactions	478	30	294	802
Renewable electric projects	315	48	376	739
Other	70	—	—	70
Total	$1,328	$78	$670	$2,076

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

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Operating lease cost	$22	$22	$17	$16
Operating lease cash flows	$8	$8	$4	$4

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Operating lease cost	$44	$43	$33	$33
Operating lease cash flows	$17	$16	$8	$9

As of June 30, 2022 and December 31, 2021, assets recorded as finance leases were $2 million for Con Edison and $1 million for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $4 million and $2 million, respectively.

For the three and six months ended June 30, 2022 and 2021, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $2 million and $1 million, respectively, for the three months ended June 30, 2022 and $46 million and $1 million, respectively, for the six months ended June 30, 2022. Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $1 million and immaterial, respectively, for the three months ended June 30, 2021 and $18 million and $1 million, respectively, for the six months ended June 30, 2021.

Other information related to leases for Con Edison and CECONY at June 30, 2022 and December 31, 2021 were as follows:

	Con Edison		CECONY
	2022	2021	2022	2021
Weighted Average Remaining Lease Term:
Operating leases	18.4 years	18.5 years	12.8 years	12.1 years
Finance leases	7.2 years	7.1 years	2.8 years	3.1 years
Weighted Average Discount Rate:
Operating leases	4.3%	4.3%	3.7%	3.5%
Finance leases	1.8%	1.8%	1.0%	1.1%

Future minimum lease payments under non-cancellable leases at June 30, 2022 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending June 30,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2023	$86	$—	$63	$—
2024	81	1	62	1
2025	82	—	63	—
2026	82	—	64	—
2027	80	—	63	—
All years thereafter	964	1	476	—
Total future minimum lease payments	$1,375	$2	$791	$1
Less: imputed interest	(474)	—	(173)	—
Total	$901	$2	$618	$1
Reported as of June 30, 2022
Operating lease liabilities (current)	$127	$—	$96	$—
Operating lease liabilities (noncurrent)	774	—	522	—
Other noncurrent liabilities	—	2	—	1
Total	$901	$2	$618	$1

At June 30, 2022, the Companies had an additional operating lease agreement that had not yet commenced, for a solar electric facility under construction by the Clean Energy Businesses, for which the present value of the lease payments is $3 million. This lease is expected to commence within one year, with a lease term of approximately 40 years.

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three and six months ended June 30, 2022 and 2021.

Note J – Income Tax
Con Edison’s income tax expense increased to $17 million for the three months ended June 30, 2022 from an $11 million income tax benefit for the three months ended June 30, 2021. The increase in income tax expense is primarily due to higher income before income tax expense, higher state income taxes, lower flow-through tax benefits in 2022 for plant related items and an increase in the reserve for uncertain tax positions for prior years at the Clean Energy Businesses, offset in part by lower income attributable to non-controlling interest, an increase in research and development credits from prior years at the Utilities and lower allowance for uncollectible accounts.

CECONY’s income tax benefit decreased to $10 million for the three months ended June 30, 2022 from a $16 million income tax benefit for the three months ended June 30, 2021. The decrease in income tax benefit is primarily due to higher income before income tax expense, higher state income taxes and lower flow-through tax benefits in 2022 for plant related items, offset in part by an increase in research and development credits from prior years and lower allowance for uncollectible accounts.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended June 30, 2022 and 2021 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2022	2021	2022	2021
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	7	5	5	5
Amortization of excess deferred federal income taxes	(17)	(41)	(27)	(38)
Taxes attributable to non-controlling interest	—	14	—	—
Cost of removal	3	5	4	5
Other plant-related items	(1)	(3)	(2)	(3)
Renewable energy credits	(4)	(8)	—	—
Allowance for uncollectible accounts	(2)	(1)	(3)	(1)
Injuries and damages reserve	—	(2)	1	(2)
Reserve for uncertain tax positions	2	—	—	—
Research and development credits	(3)	—	(4)	—
Other	—	—	(1)	(1)
Effective tax rate	6%	(10)%	(6)%	(14)%

Con Edison’s income tax expense increased to $171 million for the six months ended June 30, 2022 from $68 million for the six months ended June 30, 2021. The increase in income tax expense is primarily due to higher income before income tax expense, higher state income taxes, lower flow-through tax benefits in 2022 for plant related items and an increase in the reserve for uncertain tax positions for prior years at the Clean Energy Businesses, offset in part by an increase in research and development credits from prior years at the Utilities, higher renewable energy credits and lower allowance for uncollectible accounts.

CECONY’s income tax expense increased to $108 million for the six months ended June 30, 2022 from $98 million for the six months ended June 30, 2021. The increase in income tax expense is primarily due to higher income before income tax expense, higher state income taxes, and lower flow-through tax benefits in 2022 for plant related items, offset in part by an increase in research and development credits from prior years and lower allowance for uncollectible accounts.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the six months ended June 30, 2022 and 2021 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2022	2021	2022	2021
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	6	4	5	5
Amortization of excess deferred federal income taxes	(9)	(14)	(12)	(13)
Taxes attributable to non-controlling interest	1	2	—	—
Cost of removal	1	2	2	2
Other plant-related items	(1)	(1)	(1)	(1)
Renewable energy credits	(2)	(3)	—	—
Reserve for uncertain tax positions	1	—	—	—
Research and development credits	(1)	—	(1)
Effective tax rate	17%	11%	14%	14%

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

Uncertain Tax Positions
As a result of an unfavorable settlement reached at appeals with the IRS in the second quarter of 2022, the Clean Energy Businesses increased its reserve for uncertain tax positions for prior years by $5 million. At June 30, 2022, the estimated liability for uncertain tax positions for Con Edison was $22 million ($6 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $18 million of various federal and state uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is $4 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $22 million, with $6 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the six months ended June 30, 2022 and 2021, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At June 30, 2022 and December 31, 2021, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three and six months ended June 30, 2022 and 2021, revenue from contracts with customers as defined in Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$2,255	$(15)	$2,240	$1,953	$10	$1,963
Gas	571	11	582	447	2	449
Steam	82	2	84	71	3	74
Total CECONY	$2,908	$(2)	$2,906	$2,471	$15	$2,486
O&R
Electric	175	2	177	161	(8)	153
Gas	65	(4)	61	44	(3)	41
Total O&R	$240	$(2)	$238	$205	$(11)	$194
Clean Energy Businesses
Renewables	199	—	199	183	—	183
Energy services	25	—	25	81	—	81
Develop/Transfer Projects	8	—	8	9	—	9
Other	—	40	40	—	18	18
Total Clean Energy Businesses	$232	$40	$272	$273	$18	$291
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	(2)	(2)	—	(1)	$(1)
Total Con Edison	$3,381	$34	$3,415	$2,950	$21	$2,971
(a) For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their NY electric and gas rate plans (see "Rate Plans" in Note B). For the Clean Energy Businesses, this includes revenue from wholesale services.
(b)    Parent company and consolidation adjustments.

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$4,360	$(36)	$4,324	$3,919	$12	$3,931
Gas	1,681	32	1,713	1,394	29	1,423
Steam	381	5	386	331	7	338
Total CECONY	$6,422	$1	$6,423	$5,644	$48	$5,692
O&R
Electric	339	3	342	305	(6)	299
Gas	188	(8)	180	152	(9)	143
Total O&R	$527	$(5)	$522	$457	$(15)	$442
Clean Energy Businesses
Renewables	327	—	327	334	—	334
Energy services	44	—	44	103	—	103
Develop/Transfer Projects	19	—	19	12	—	12
Other	—	142	142	—	66	66
Total Clean Energy Businesses	$390	$142	$532	$449	$66	$515
Con Edison Transmission	2	—	2	2	—	2
Other (b)	—	(4)	(4)	—	(3)	(3)
Total Con Edison	$7,341	$134	$7,475	$6,552	$96	$6,648
(a) For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their NY electric and gas rate plans (see "Rate Plans" in Note B). For the Clean Energy Businesses, this includes revenue from wholesale services.
(b)    Parent company and consolidation adjustments.

	2022			2021
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$35	$7		$11	$41
Additions (c)	48	—		107	—
Subtractions (c)	62	4	(d)	78	29	(d)
Ending balance as of June 30,	$21	$3		$40	$12
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
(d)Of the subtractions from unearned revenue, $4 million and $29 million were included in the balances as of January 1, 2022 and 2021, respectively.

As of June 30, 2022, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services was $100 million, of which $61 million will be recognized within the next two years, and the remaining $39 million will be recognized pursuant to long-term service and maintenance agreements.
Utilities' Assessment of Late Payment Charges
In March 2020, the Utilities began suspending new late payment charges and certain other fees for all customers.
For the three months ended June 30, 2021, the estimated amount of these revenues was $19 million and $18 million for Con Edison and CECONY, respectively. For the six months ended June 30, 2021, the estimated amount of these revenues was $37 million and $35 million for Con Edison and CECONY, respectively. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect, commencing December 1, 2021 through December 31, 2022, $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. In April 2022, the NYSPSC approved the October 2021 O&R NY joint proposal for new electric and gas rate plans for the three-year period January 2022 through December 2024 that includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years; reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024. CECONY resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic in September 2021 and October 2021, respectively. O&R resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic in October 2021. See "COVID-19 Regulatory Matters" in Note B.

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
The Clean Energy Businesses’ customer accounts receivable balance generally reflects the management of energy supply assets, energy-efficiency services to government and commercial customers, and the engineering, procurement, and construction services of renewable energy projects. The Clean Energy Businesses calculate an allowance for uncollectible accounts related to their energy services customers based on an aging and customer-specific analysis. The amount of such reserves was not material at June 30, 2022 and December 31, 2021.
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
Starting in 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases/(decreases) to the allowance for customer uncollectible accounts for Con Edison and CECONY were immaterial and $(1) million, respectively for the three months ended June 30, 2022 and $19 million and $20 million, respectively, for the six months ended June 30, 2022. The increases to the allowance for uncollectible accounts for Con Edison and CECONY were $94 million and $91 million, respectively, for the three months ended June 30, 2021 and $127 million and $124 million, respectively, for the six months ended June 30, 2021.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a rollforward by major portfolio segment type for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021
Allowance for credit losses
Beginning Balance at April 1,	$336	$181	$25	$7	$324	$171	$23	$5
Recoveries	5	3	—	—	5	2	—	—
Write-offs	(34)	(21)	—	—	(32)	(19)	—	—
Reserve adjustments	29	112	(16)	—	27	108	(16)	(1)
Ending Balance June 30,	$336	$275	$9	$7	$324	$262	$7	$4

	For the Six Months Ended June 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021
Allowance for credit losses
Beginning Balance at January 1,	$317	$148	$22	$7	$304	$138	$19	$4
Recoveries	10	6	—	—	9	5	—	—
Write-offs	(63)	(41)	(4)	(1)	(60)	(39)	(3)	—
Reserve adjustments	72	162	(9)	1	71	158	(9)	—
Ending Balance June 30,	$336	$275	$9	$7	$324	$262	$7	$4

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021
CECONY
Electric	$2,240	$1,963	$5	$5	$338	$320	$220	$255
Gas	582	449	2	2	93	80	100	99
Steam	84	74	18	18	24	23	(40)	(33)
Consolidation adjustments	—	—	(25)	(25)	—	—	—	—
Total CECONY	$2,906	$2,486	$—	$—	$455	$423	$280	$321
O&R
Electric	$177	$153	$—	$—	$18	$17	$16	$14
Gas	61	41	—	—	7	7	(2)	(3)
Total O&R	$238	$194	$—	$—	$25	$24	$14	$11
Clean Energy Businesses	$272	$291	$—	$—	$59	$55	$97	$89
Con Edison Transmission	1	1	—	—	—	—	(2)	(1)
Other (a)	(2)	(1)	—	—	—	—	(2)	(2)
Total Con Edison	$3,415	$2,971	$—	$—	$539	$502	$387	$418
(a) Parent company and consolidation adjustments. Other does not represent a business segment.

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021
CECONY
Electric	$4,324	$3,931	$9	$9	$670	$635	$390	$501
Gas	1,713	1,423	4	4	183	157	550	538
Steam	386	338	37	37	47	46	51	69
Consolidation adjustments	—	—	(50)	(50)	—	—	—	—
Total CECONY	$6,423	$5,692	$—	$—	$900	$838	$991	$1,108
O&R
Electric	$342	$299	$—	$—	$35	$34	$23	$22
Gas	180	143	—	—	13	13	36	39
Total O&R	$522	$442	$—	$—	$48	$47	$59	$61
Clean Energy Businesses	$532	$515	$—	$—	$119	$114	$143	$117
Con Edison Transmission	2	2	—	—	—	1	(5)	(4)
Other (a)	(4)	(3)	—	—	1	—	(3)	(3)
Total Con Edison	$7,475	$6,648	$—	$—	$1,068	$1,000	$1,185	$1,279
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

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at June 30, 2022 and December 31, 2021 were:

(Millions of Dollars)	2022				2021
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$631	$(376)	$255	(b)	$285	$(158)	$127	(b)
Noncurrent	211	(68)	143	(c)	90	(13)	77	(d)
Total fair value of derivative assets	$842	$(444)	$398		$375	$(171)	$204
Fair value of derivative liabilities
Current	$(280)	$186	$(94)	(b)	$(289)	$137	$(152)	(d)
Noncurrent	(91)	29	(62)		(94)	10	(84)	(d)
Total fair value of derivative liabilities	$(371)	$215	$(156)		$(383)	$147	$(236)
Net fair value derivative assets/(liabilities)	$471	($229)	$242		$(8)	$(24)	$(32)
CECONY
Fair value of derivative assets
Current	$456	$(265)	$191	(b)	$135	$(64)	$71	(b)
Noncurrent	140	(72)	68		71	(15)	56
Total fair value of derivative assets	$596	$(337)	$259		$206	$(79)	$127
Fair value of derivative liabilities
Current	$(148)	$68	$(80)	(b)	$(131)	$43	$(88)
Noncurrent	(80)	34	(46)		(50)	10	(40)
Total fair value of derivative liabilities	$(228)	$102	$(126)		$(181)	$53	$(128)
Net fair value derivative assets/(liabilities)	$368	$(235)	$133		$25	$(26)	$(1)
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
(b)At June 30, 2022, margin deposits for Con Edison ($5 million and $16 million) and for CECONY ($5 million and $14 million) were classified as derivative assets and derivative liabilities, respectively, on the consolidated balance sheet, but not included in the table. At December 31, 2021 margin deposits for Con Edison and CECONY of $1 million and an immaterial amount, respectively, were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.
(c)Includes amounts for interest rate swaps of $6 million in current assets and $50 million in noncurrent assets. At June 30, 2022, the Clean Energy Businesses had interest rate swaps with notional amounts of $1,002 million. The expiration dates of the swaps range from 2025-2041.
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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2022 and 2021:

		For the Three Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2022	2021	2022	2021
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$10	$128	$8	$119
Noncurrent	Deferred derivative gains	23	38	20	34
Total deferred gains/(losses)		$33	$166	$28	$153
Current	Deferred derivative losses	$46	$24	$40	$22
Current	Recoverable energy costs	32	(47)	30	(45)
Noncurrent	Deferred derivative losses	4	23	7	22
Total deferred gains/(losses)		$82	$—	$77	$(1)
Net deferred gains/(losses)		$115	$166	$105	$152
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$(3)	$1	$—	$—
	Non-utility revenue	(6)	(2)	—	—
	Other operations and maintenance expense	2	2	2	2
	Other interest expense (a)	44	(25)	—	—
Total pre-tax gains/(losses) recognized in income		$37	$(24)	$2	$2
(a)See (b) below.

		For the Six Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2022	2021	2022	2021
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$348	$147	$319	$136
Noncurrent	Deferred derivative gains	67	35	62	32
Total deferred gains/(losses)		$415	$182	$381	$168
Current	Deferred derivative losses	$10	$29	$9	$25
Current	Recoverable energy costs	190	(47)	172	(43)
Noncurrent	Deferred derivative losses	(30)	45	(27)	42
Total deferred gains/(losses)		$170	$27	$154	$24
Net deferred gains/(losses) (a)		$585	$209	$535	$192
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$3	$2	$—	$—
	Non-utility revenue	(22)	1	—	—
	Other operations and maintenance expense	5	4	5	4
	Other interest expense (b)	109	34	—	—
Total pre-tax gains/(losses) recognized in income		$95	$41	$5	$4
(a)Unrealized net deferred gains on electric and gas derivatives for the Utilities increased as a result of higher electric and gas commodity prices during the six months ended June 30, 2022. Upon settlement, short-term deferred derivative gains generally reduce the recoverable costs of electric and gas purchases.
(b)Gains recognized in other interest expense relate to interest rate swaps at the Clean Energy Businesses. The gains recognized are consistent with the increasing interest rate environment in 2022.
The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at June 30, 2022:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	25,403,485	36,075	251,449,055	1,680,000
CECONY	23,023,275	23,025	234,190,000	1,680,000
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
At June 30, 2022, Con Edison and CECONY had $741 million and $415 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $114 million with independent system operators, $77 million with non-investment grade/non-rated counterparties, $188 million with commodity exchange brokers, and $362 million with investment-grade counterparties. CECONY’s net credit exposure consisted of $134 million with commodity exchange brokers, $280 million with investment-grade counterparties, and $1 million with non-investment grade/non-rated counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at June 30, 2022:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$128	$85
Collateral posted	100	100
Additional collateral (b) (downgrade one level from current ratings)	41	7
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	87	35
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post $6 million of additional collateral at June 30, 2022. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At June 30, 2022, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $70 million.

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

For information on the measurement of Con Edison's investment in MVP, which was measured at fair value on a non-recurring basis, see Note A. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are summarized below.

	2022					2021
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$165	$532	$41	$(390)	$348	$95	$260	$17	$(171)	$201
Interest rate swaps (a)(b)(c)	—	56	—	—	56	—	4	—	—	4
Other (a)(b)(d)	422	120	—	—	542	492	135	—	—	627
Total assets	$587	$708	$41	$(390)	$946	$587	$399	$17	$(171)	$832
Derivative liabilities:
Commodity (a)(b)(c)	$30	$262	$32	$(153)	$171	$33	$266	$28	$(148)	$179
Interest rate swaps (a)(b)(c)	—	—	—	—	—	—	57	—	—	57
Total liabilities	$30	$262	$32	$(153)	$171	$33	$323	$28	$(148)	$236
CECONY
Derivative assets:
Commodity (a)(b)(c)	$144	$408	$1	$(288)	$265	$67	$138	$1	$(79)	$127
Other (a)(b)(d)	406	114	—	—	520	474	127	—	—	601
Total assets	$550	$522	$1	$(288)	$785	$541	$265	$1	$(79)	$728
Derivative liabilities:
Commodity (a)(b)(c)	$12	$161	$12	$(44)	$141	$1	$172	$8	$(53)	$128
Total liabilities	$12	$161	$12	$(44)	$141	$1	$172	$8	$(53)	$128
(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had an immaterial amount of commodity derivative liabilities transfers between levels 1, 2, and 3 during the six months ended June 30, 2022. Con Edison and CECONY had $1 million of commodity derivative assets and $4 million and $3 million of commodity derivative liabilities, respectively, transferred from level 3 to level 2 during the year ended December 31, 2021 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2021 to less than three years as of December 31, 2021.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2022 and December 31, 2021, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

	Fair Value of Level 3 at June 30, 2022	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$16	Discounted Cash Flow	Forward energy prices (a)	$18.25-$161.00 per MWh
	(9)	Discounted Cash Flow	Forward capacity prices (a)	$0.45-$7.10 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights	2	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(9.33)-$18.85 per MWh
Total Con Edison—Commodity	$9
CECONY – Commodity
Electricity	$(4)	Discounted Cash Flow	Forward energy prices (a)	$26.51-$161.00 per MWh
Electricity	$(8)	Discounted Cash Flow	Forward capacity prices (a)	$1.19-$7.10 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.48-$3.01 per MWh
Total CECONY—Commodity	$(11)
(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2022 and 2021 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Beginning balance as of April 1,	$14	$(12)	$(6)	$(7)
Included in earnings	(3)	1	(2)	(1)
Included in regulatory assets and liabilities	(7)	1	(5)	—
Purchases	2	—	—	—
Settlements	3	1	2	1
Ending balance as of June 30,	$9	$(9)	$(11)	$(7)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Beginning balance as of January 1,	$(11)	$(19)	$(7)	$(10)
Included in earnings	22	(2)	(3)	(3)
Included in regulatory assets and liabilities	(5)	8	(4)	3
Purchases	2	—	—	—
Settlements	1	4	3	3
Ending balance as of June 30,	$9	$(9)	$(11)	$(7)

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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($1 million gain and $2 million gain) on the consolidated income statement for the three months ended June 30, 2022 and 2021, respectively, and ($28 million gain and $4 million gain) for the six months ended June 30, 2022 and 2021, respectively.

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

Clean Energy Businesses
In June 2021, a subsidiary of the Clean Energy Businesses sold substantially all of its membership interest in a renewable electric project, and retained an equity interest of $11 million in the project which is accounted for as an equity method investment. See Note S. The earnings of the project are determined using the hypothetical liquidation at book value (HLBV) method of accounting, and such earnings were not material for the three and six months ended June 30, 2022 and 2021. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the renewable electric project is not held by the Clean Energy Businesses.

HLBV Accounting
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

CED Nevada Virginia
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

For the three months ended June 30, 2022, the HLBV method of accounting for CED Nevada Virginia resulted in an immaterial amount of income for the tax equity investor and an immaterial loss for Con Edison. For the three months ended June 30, 2021, the HLBV method of accounting for CED Nevada Virginia resulted in a $53 million loss ($40 million, after-tax) for the tax equity investor and an equivalent amount of income for Con Edison.

For the six months ended June 30, 2022, the HLBV method of accounting for CED Nevada Virginia resulted in a $42 million loss ($32 million, after-tax) for the tax equity investor and $39 million of income ($29 million, after-tax) for Con Edison. For the six months ended June 30, 2021, the HLBV method of accounting for CED Nevada Virginia resulted in a $53 million loss ($40 million, after-tax) for the tax equity investor and an equivalent amount of income for Con Edison.

Tax Equity Projects
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

For the three months ended June 30, 2022, the HLBV method of accounting for the Tax Equity Projects resulted in a $1 million loss ($1 million, after tax) for the tax equity investor and $18 million of income ($13 million, after-tax) for Con Edison. For the three months ended June 30, 2021, the HLBV method of accounting for the Tax Equity Projects resulted in $6 million of income ($5 million, after-tax) for the tax equity investor and $10 million of income ($7 million, after-tax) for Con Edison.

For the six months ended June 30, 2022, the HLBV method of accounting for the Tax Equity Projects resulted in a $7 million loss ($5 million, after tax) for the tax equity investor and $28 million of income ($21 million, after-tax) for Con Edison. For the six months ended June 30, 2021, the HLBV method of accounting for the Tax Equity Projects resulted in $8 million of income ($6 million, after-tax) for the tax equity investor and $13 million of income ($10 million, after-tax) for Con Edison.

At June 30, 2022 and December 31, 2021, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)		CED Nevada Virginia (c)(h)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021
Non-utility property, less accumulated depreciation (f)(g)	$271	$275	$424	$431	$632	$643
Other assets	41	37	170	167	59	55
Total assets (a)	$312	$312	$594	$598	$691	$698
Other liabilities	17	14	80	74	326	315
Total liabilities (b)	$17	$14	$80	$74	$326	$315
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
(d)Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $76 million and $84 million at June 30, 2022 and December 31, 2021, respectively.
(e)Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $106 million and $118 million at June 30, 2022 and December 31, 2021, respectively.
(f)Non-utility property is reduced by accumulated depreciation of $31 million for Great Valley Solar, $51 million for Copper Mountain - Mesquite Solar, and $20 million for CED Nevada Virginia at June 30, 2022.
(g)Non-utility property is reduced by accumulated depreciation of $26 million for Great Valley Solar, $44 million for Copper Mountain - Mesquite Solar, and $10 million for CED Nevada Virginia at December 31, 2021.
(h)CED Nevada Virginia consists of the Copper Mountain Solar 5, Battle Mountain Solar and Water Strider Solar projects for which the noncontrolling interest of the tax equity investor was $50 million and $95 million at June 30, 2022 and December 31, 2021, respectively.

Note Q – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison to not more than 100 percent of their respective income available for dividends calculated on a two–year rolling average basis. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk. As a result, substantially all of the net assets of CECONY and O&R ($16,568 million and $903 million, respectively), at June 30, 2022, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,
	CECONY
(Millions of Dollars)	2022	2021
Cost of services provided	$33	$35
Cost of services received	20	16

	For the Six Months Ended June 30,
	CECONY
(Millions of Dollars)	2022	2021
Cost of services provided	$66	$66
Cost of services received	37	33
In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R, $26 million and $15 million of natural gas for the three months ended June 30, 2022 and 2021, respectively and $71 million and $42 million for the six months ended June 30, 2022 and 2021, respectively. These amounts are net of the effect of related hedging transactions.
At June 30, 2022 and December 31, 2021, CECONY's net payable to Con Edison for income taxes was $12 million and $10 million, respectively.

The Utilities perform work and incur expenses on behalf of NY Transco, a company in which CET Electric has a 45.7 percent equity interest. The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the three months ended June 30, 2022 and 2021, the amounts billed by the Utilities to NY

Transco were $3 million and an immaterial amount, respectively, and $4 million and an immaterial amount for the six months ended June 30, 2022 and 2021, respectively.

CECONY has storage and wheeling service contracts with Stagecoach Gas Services LLC (Stagecoach), a joint venture formerly owned by a subsidiary of CET Gas and a subsidiary of Crestwood Equity Partners LP (Crestwood). In addition, CECONY is the replacement shipper on one of Crestwood’s firm transportation agreements with Tennessee Gas Pipeline Company LLC. CECONY incurred costs for storage and wheeling services from Stagecoach of $8 million and $15 million for the three and six months ended June 30, 2021, respectively. During 2021, a subsidiary of CET Gas completed the sale of its 50 percent interest in Stagecoach.

CECONY has a 20-year transportation contract with Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. CET Gas owns a 9.9 percent equity interest in MVP (that is expected to be reduced to 8.0 percent). See "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP) in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its MVP contract unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request. For the three and six months ended June 30, 2022 and 2021, CECONY incurred no costs under the contract.

FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At June 30, 2022 and December 31, 2021 there were no outstanding loans to O&R.
The Clean Energy Businesses had financial electric capacity contracts with CECONY and O&R. For the three months ended June 30, 2022 and 2021, the Clean Energy Businesses realized a $1 million gain and an immaterial gain, respectively, and $3 million and $1 million for the six months ended June 30, 2022 and 2021, respectively, under these contracts.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2021 (File Nos.1-14514 and 1-01217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (File Nos. 1-14514 and 1-01217).

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
•CET Gas

Con Edison’s principal business operations are those of CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. Con Edison is considering strategic alternatives with respect to the Clean Energy Businesses. Con Edison Transmission invests in electric transmission projects and manages both electric and gas assets while seeking to develop electric transmission projects. See "Investments" in Note A to the Second Quarter Financial Statements.

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

In addition to the Companies’ material contingencies described in Notes B, G and H to the Second Quarter Financial Statements, the Companies’ management considers the following events, trends, and uncertainties to be important to understanding the Companies’ current and future financial condition.

CECONY Electric and Gas Rate Plans
In January 2022, CECONY filed a request with the NYSPSC for electric and gas rate increases of $1,199 million and $503 million, respectively, effective January 2023. In April 2022, CECONY updated its January 2022 request and decreased its requested January 2023 increase for electric and gas rate increases to $1,038 million and $402 million, respectively. In May 2022, the NYSDPS submitted testimony in the NYSPSC proceeding in which CECONY requested electric and gas rate increases, effective January 2023. The NYSDPS testimony supports electric and gas rate increases of $278 million and $164 million, respectively. CECONY’s future earnings will depend on the rates authorized in, and the other provisions of, its January 2023 rate plans and CECONY’s ability to operate its businesses in a manner consistent with such rate plans. Therefore, the outcome of CECONY’s rate request, which requires approval by the NYSPSC, will impact the Companies’ future financial condition, results of operations and liquidity. See “Rate Plans” in Note B to the Second Quarter Financial Statements.

Pursuant to its electric and gas rate plans, CECONY recorded $92 million of earnings for the year ended December 31, 2021 of earnings adjustment mechanisms and positive incentives, primarily reflecting the achievement of certain energy efficiency measures. For the six months ended June 30, 2022, CECONY recorded a reduction in the amount of previously recorded earnings adjustment mechanisms of $4.5 million. The amount of earnings or losses CECONY records pursuant to the earnings adjustment mechanisms and positive incentives will also impact the Companies’ future financial condition, results of operations and liquidity. See “Rate Plans” in Note B to the Second Quarter Financial Statements.

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

Con Edison Transmission
Con Edison Transmission has taken steps to realign its portfolio to focus on electric transmission rather than gas by completing the sale of its 50 percent interest in Stagecoach in 2021. During 2020 and 2021, Con Edison Transmission recorded impairments on its investment in Mountain Valley Pipeline, LLC and during 2021, Con Edison Transmission recorded impairments on its previously held interest in Stagecoach and its interest in Honeoye Storage Corporation (Honeoye). Any future impairments of Con Edison Transmission’s investments may impact Con Edison’s future financial condition and results of operations. Con Edison Transmission is pursuing opportunities and participating in competitive solicitations to develop electric transmission projects that will deliver offshore wind energy to high voltage electric grids in NY, through its NY Transco partnership, and in NJ, and to deliver renewable energy from northern ME to the New England transmission system within southern ME. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements. See “Investments” in Note A to the Second Quarter Financial Statements.

COVID-19
The Coronavirus Disease 2019 (COVID-19) pandemic has impacted, and continues to impact, countries, communities, supply chains and markets. As a result of the COVID-19 pandemic, there has been an economic slowdown in the Companies’ service territories and changes in governmental and regulatory policy. The decline in business activity in the Companies’ service territories has resulted in a slower recovery of cash from outstanding customer accounts receivable balances, material increases in customer accounts receivable balances, increases to the allowance for uncollectible accounts, and may result in increases to write-offs and recoveries of customer accounts. The extent to which COVID-19 will continue to impact the Companies, in particular, the Companies’ ability to recover cash from outstanding customer accounts receivable balances and the amount of write-offs of customer accounts, may impact Con Edison’s future financial condition, results of operations and liquidity. See “Coronavirus

Disease 2019 (COVID-19) Impacts” below and “COVID-19 Regulatory Matters” in Note B to the Second Quarter Financial Statements.

CECONY
Electric
CECONY provides electric service to approximately 3.6 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

In May 2022, CECONY decreased its five-year forecast of average annual growth of the firm peak gas demand in its service area at design conditions from approximately 1.3 percent (for 2022 to 2026) to approximately 1.0 percent (for 2023 to 2027). The decrease primarily reflects an expected increase in customers’ energy efficiency measures and electrification of space heating. The decrease also reflects expected lower commercial building occupancy levels to continue in the aftermath of the COVID-19 pandemic.

In March 2019, due to gas supply constraints, CECONY established a temporary moratorium on new applications for firm gas service in most of Westchester County. In July 2020, CECONY filed a gas planning analysis with the NYSPSC that stated the moratorium could be lifted when increased pipeline capacity is achieved upon completion of the Tennessee Gas Pipeline’s East 300 Update Project or peak demand is reduced through efficiency and other demand side reductions to a level that would enable CECONY to lift the moratorium. In April 2022, FERC issued a certificate of public convenience and necessity that authorizes Tennessee Gas Pipeline to construct and operate the East 300 Upgrade Project. Certain state and local permits have not yet been obtained. The Tennessee Gas Pipeline’s East 300 Update Project is expected to be completed by November 2023. CECONY’s gas planning analysis also stated that the company is monitoring a gas supply constraint for the New York City portion of its service territory. In May 2022, the NYSPSC issued orders on gas planning and moratorium management. The orders set forth a schedule for filing future gas planning analyses and the process for initiating, operating and lifting a natural gas moratorium.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 17,014 MMlb of steam annually to approximately 1,536 customers in parts of Manhattan.

In May 2022, CECONY decreased its five-year forecast of average annual growth in the peak steam demand in its service area at design conditions from a 0.1 percent increase (for 2022 to 2026) to a 0.1 percent decrease (for 2023 to 2027). The decrease reflects expected lower commercial building occupancy levels in the aftermath of the COVID-19 pandemic.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern NY and northern NJ, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern NY.

In May 2022, O&R decreased its five-year forecast of average annual growth of the firm peak gas demand in its service area at design conditions from approximately a 0.1 percent increase (for 2022 to 2026) to approximately a 0.1 percent decrease (for 2023 to 2027). The decrease primarily reflects an expected increase in customers' energy efficiency measures and electrification of space heating.

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

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric transmission projects and manages both electric and gas assets through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and has been selected to build additional electric transmission assets in NY. CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye, which operates a gas storage facility in upstate NY. In addition, CET Gas owns a 9.9 percent interest (that is expected to be reduced to 8.0 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture) in Mountain Valley Pipeline LLC (MVP), a joint venture developing a proposed 300-mile gas transmission project in WV and VA. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended June 30, 2022				For the Six Months Ended June 30, 2022				At June 30, 2022
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,906	85%	$170	67%	$6,423	86%	$645	75%	$54,344	84%
O&R	238	7	8	3	522	7	39	5	3,386	5
Total Utilities	$3,144	92%	$178	70%	$6,945	93%	$684	80%	$57,730	89%
Clean Energy Businesses (a)	272	8	90	35	532	7	196	23	6,715	10
Con Edison Transmission	1	—	1	—	2	—	1	—	279	—
Other (b)	(2)	—	(14)	(5)	(4)	—	(24)	(3)	348	1
Total Con Edison	$3,415	100%	$255	100%	$7,475	100%	$857	100%	$65,072	100%
(a)Net income for common stock from the Clean Energy Businesses for the three and six months ended June 30, 2022 reflects $29 million and $79 million, respectively, of net after-tax mark-to-market effects and $1 million (after-tax) and $37 million (after-tax), respectively, of the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects.
(b)Other includes parent company and consolidation adjustments. Net income for common stock for the three and six months ended June 30, 2022 includes $(3) million and $(6) million, respectively, of income tax impact on the net after-tax mark-to-market effect and an immaterial amount and $(3) million (after-tax), respectively, of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable and sustainable projects.

Coronavirus Disease 2019 (COVID-19) Impacts
The Companies continue to respond to the COVID-19 global pandemic by working to reduce the potential risks posed by its spread to employees, customers and other stakeholders. The Companies continue to employ an incident command structure led by a pandemic planning team. The Companies support employee health and facility hygiene through regular cleaning and disinfecting of all work and common areas, promoting social distancing and leveraging technology through hybrid (combination of in-person and remote) meetings. Employees who test positive for COVID-19 are directed to quarantine at home and are evaluated for close, prolonged contact with other employees that would require those employees to quarantine at home. Following the Centers for Disease Control and Prevention guidelines, sick or quarantined employees return to work when they can safely do so. The Utilities continue to provide critical electric, gas and steam service to customers during the pandemic. Additional safety protocols have been implemented to protect employees, customers and the public, when work at customer premises is required.

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

The CARES Act also allowed employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020 through December 31, 2020. The Companies deferred the payment of employer payroll taxes for the period April 1, 2020 through December 31, 2020 of approximately $71 million ($63 million of which is for CECONY). The Companies paid half of this liability during 2021 and will repay the other half by December 31, 2022.

Under the CARES Act, the Companies qualified for an employee retention tax credit for “eligible employers” related to governmental authorities imposing restrictions that partially suspended their operation for a portion of their workforce due to the COVID-19 pandemic. In December 2020, the Consolidated Appropriations Act, 2021 (the 2021 Appropriations Act) was signed into law. The 2021 Appropriations Act, among other things, extended the expiring employee retention tax credit to include qualified wages paid in the first two quarters of 2021, increased the qualified wages paid to an employee from 50 percent up to $10,000 annually in 2020 to 70 percent up to $10,000 per quarter in 2021 and increased the maximum employee retention tax credit amount an employer could take per employee from $5,000 in 2020 to $14,000 in the first two quarters of 2021. In March 2021, the American Rescue Plan Act was signed into law that expanded the 2021 Appropriations Act to extend the period for eligible employers to receive the employer retention credit from June 30, 2021 to December 31, 2021. In November 2021, the Infrastructure and Investment and Jobs Act was signed into law and accelerated the end of the employee retention tax credit retroactive to October 1, 2021, rather than December 31, 2021. This effectively reduced the maximum credit available from $28,000 to $21,000 per employee. For the six months ended June 30, 2021, Con Edison and CECONY recognized a tax benefit to Taxes, other than income taxes of $6 million and $3 million, respectively.

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

CECONY and O&R have existing allowances for uncollectible accounts established against their customer accounts receivable balances that are reevaluated each quarter and updated accordingly. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances are not reflected in rates during the term of the current rate plans. CECONY’s and O&R’s "accounts receivable – customers" balance (net allowance for uncollectible accounts) changed from $1,841 million and $91 million at December 31, 2021 to $1,932 million and $90 million at June 30, 2022, respectively. The amount of the customer accounts receivable balances that are over 60 days in arrears for CECONY and O&R are $1,345 million and $30 million, respectively, as of June 30, 2022, and $1,272 million and $29 million, respectively, as of December 31, 2021. CECONY’s and O&R’s allowances for uncollectible customer accounts reserve changed from $304 million and $12.3 million at December 31, 2021 to $324 million and $12.1 million at June 30, 2022 respectively. In June 2022, the NYSPSC issued an order implementing a COVID-19 arrears assistance program that provides credits and establishes surcharge recovery mechanisms towards reducing the arrears balances of low-income electric and gas customers of CECONY and O&R. The NYSPSC may consider additional programs to address utility arrearages as part of a utility arrearage program. CECONY and O&R expect to reduce customer accounts receivables balances commensurate with amounts authorized to be recovered under customer arrearage programs. See "COVID-19 Regulatory Matters" in Note B to the Second Quarter Financial Statements and "Liquidity and Financing," below.

During the first half of 2022, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates, resulting in increases to the customer allowance for uncollectible accounts as detailed herein. The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of goodwill, long-lived or intangible assets may not be recoverable at June 30, 2022.

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

In addition, the new law created a program that allows eligible residential renters in NY who require assistance with rent and utility bills to have up to twelve months of electric and gas utility bill arrears forgiven, provided that such arrears were accrued on or after March 13, 2020. The program will be administered by the State Office of Temporary and Disability Assistance (OTDA) in coordination with the NYSDPS and the NYSPSC (the OTDA Program). Under the OTDA Program, CECONY and O&R would qualify for a refundable tax credit for NY gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are waived and certified by the NYSPSC. See "COVID-19 Regulatory Matters” in Note B to the Second Quarter Financial Statements.

Liquidity and Financing
The Companies continue to monitor the impacts of the COVID-19 pandemic on the financial markets closely, including borrowing rates and daily cash collections. The Companies have been able to access the capital markets as needed since the start of the COVID-19 pandemic in March 2020. See Note C and Note D to the Second Quarter Financial Statements.

The decline in business activity in the Utilities’ service territory due to the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted) resulted in a slower recovery in cash of outstanding customer accounts receivable balances in 2020 and 2021. During the six months ended June 30, 2022, increases in electric and gas commodity prices have contributed and may further contribute to a slower recovery of cash from outstanding customer accounts receivable balances. These trends will likely continue through the remainder of 2022. See "COVID-19 Regulatory Matters" in Note B to the Second Quarter Financial Statements and “Financial and Commodity Market Risks – Commodity Price Risk,” below.

In June 2022, the NYSPSC issued an order implementing a COVID-19 arrears assistance program that provides credits and establishes surcharge recovery mechanisms towards reducing the arrears balances of low-income electric and gas customers of CECONY and O&R. See "COVID-19 Regulatory Matters" in Note B and Note L to the Second Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts – Accounting Considerations,” above.

Results of Operations
Net income for common stock and earnings per share for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$170	$128	$0.48	$0.37	$645	$593	$1.82	$1.72
O&R	8	—	0.02	—	39	27	0.11	0.08
Clean Energy Businesses (a)	90	68	0.25	0.19	196	117	0.56	0.34
Con Edison Transmission (b)	1	(21)	—	(0.05)	1	(142)	—	(0.41)
Other (c)	(14)	(10)	(0.03)	(0.03)	(24)	(11)	(0.07)	(0.03)
Con Edison (d)	$255	$165	$0.72	$0.48	$857	$584	$2.42	$1.70
(a)Net income for common stock and earnings per share from the Clean Energy Businesses for the three and six months ended June 30, 2022 includes $29 million or $0.08 a share and $79 million or $0.23 a share, respectively, of net after-tax mark-to-market effects. Net income for common stock and earnings per share from the Clean Energy Businesses for the three and six months ended June 30, 2022 also includes $1 million or $0.00 a share (after-tax) and $37 million or $0.10 a share (after-tax), respectively, of the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects.

Net income for common stock and earnings per share from the Clean Energy Businesses for the three and six months ended June 30, 2021 includes $(20) million or $(0.06) a share and $29 million or $0.09 a share, respectively, of net after-tax mark-to-market effects. Net income for common stock and earnings per share from the Clean Energy Businesses for the three and six months ended June 30, 2021 also includes $36 million or $0.10 a share (after-tax) and $34 million or $0.10 a share (after-tax), respectively, of the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects. Net income for common stock and earnings per share from the Clean Energy Businesses for the three and six months ended June 30, 2021 also includes $(3) million or $(0.01) a share (after-tax) and $(3) million or $(0.01) a share (after-tax), respectively, for the loss from the sale of a renewable electric production project.

(b)Net income for common stock from Con Edison Transmission for the three and six months ended June 30, 2021 includes $(28) million or
$(0.08) a share and $(153) million or $(0.44) a share of net after-tax impairment loss related to its investment in Stagecoach. See "Investments - 2021 Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach) in Note A to the Second Quarter Financial Statements.

(c)Other includes parent company and consolidation adjustments. Net income for common stock and earnings per share for the three and six months ended June 30, 2022 includes $(3) million or $(0.00) a share and $(6) million or $(0.02) a share, respectively, of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the three and six months ended June 30, 2022 also includes an immaterial amount or $(0.00) a share (after-tax) and $(3) million or $(0.01) a share (after-tax) respectively, of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects.

Net income for common stock and earnings per share for the three and six months ended June 30, 2021 includes $2 million or $0.00 a share and $(2) million or $(0.01) a share, respectively, of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the three and six months ended June 30, 2021 also includes $(3) million or $(0.01) a share (after-tax) and $(3) million or $(0.01) a share (after-tax), respectively, of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects, and $1 million or $0.00 a share and $6 million or $0.01 a share, respectively, of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Stagecoach. See "Investments - 2021 Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)" in Note A to the Second Quarter Financial Statements.

(d)    Earnings per share on a diluted basis were $0.72 a share and $0.48 a share for the three months ended June 30, 2022 and 2021, respectively and $2.41 a share and $1.70 a share for the six months ended June 30, 2022 and 2021, respectively.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and six months ended June 30, 2022 as compared with the 2021 period.

Variation for the Three Months Ended June 30, 2022 vs. 2021
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Lower health care and other employee benefits costs	$15	$0.05
Resumption of the billing of late payment charges and other fees to allowed rate plan levels	13	0.04
Lower costs related to heat events	8	0.02
Higher electric rate base	7	0.02
Higher gas rate base	7	0.02
Weather impact on steam revenues	6	0.02
Higher interest expense	(12)	(0.04)
Higher stock based compensation costs	(9)	(0.03)
Dilutive effect of stock issuances	—	(0.01)
Other	7	0.02
Total CECONY	42	0.11
O&R (a)
Electric base rate increase	3	0.01
Gas base rate increase	2	0.01
Other	3	—
Total O&R	8	0.02
Clean Energy Businesses
Net mark-to-market effects	49	0.14
Lower operation and maintenance expense from engineering, procurement and construction of renewable electric projects	46	0.13
Loss from sale of a renewable electric project in 2021	3	0.01
HLBV effects	(35)	(0.10)
Higher gas purchased for resale	(16)	(0.05)
Lower revenue from engineering, procurement and construction of renewable electric projects	(11)	(0.03)
Higher purchased power costs from renewable electric projects	(4)	(0.01)
Gain from sale of a renewable electric project in 2021	(4)	(0.01)
Higher depreciation and amortization expense	(3)	(0.01)
Dilutive effect of stock issuances	—	(0.01)
Other	(3)	—
Total Clean Energy Businesses	22	0.06
Con Edison Transmission
Impairment loss related to investment in Stagecoach in 2021	28	0.08
Lower interest expense	2	—
Lower investment income	(10)	(0.03)
Other	2	—
Total Con Edison Transmission	22	0.05
Other, including parent company expenses
Impairment tax benefits related to investment in Stagecoach in 2021	(1)	—
Tax impact of net mark-to-market effects	(5)	—
Tax impact of HLBV tax effects	3	—
Other	(1)	—
Total Other, including parent company expenses	(4)	—
Total Reported (GAAP basis)	$90	$0.24

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

Variation for the Six Months Ended June 30, 2022 vs. 2021
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher gas rate base	$36	$0.11
Resumption of the billing of late payment charges and other fees to allowed rate plan levels	27	0.08
Lower health care and other employee benefits costs	16	0.05
Higher electric rate base	13	0.04
Lower costs related to winter storms and heat events	10	0.03
Weather impact on steam revenues	2	0.01
Higher interest expense	(23)	(0.07)
Higher stock based compensation costs	(14)	(0.04)
Lower incentives earned under the electric and gas earnings adjustment mechanisms (EAMs)	(9)	(0.03)
Higher payroll taxes	(5)	(0.02)
Dilutive effect of stock issuances	—	(0.05)
Other	(1)	(0.01)
Total CECONY	52	0.10
O&R (a)
Electric base rate increase	5	0.01
Gas base rate increase	4	0.01
Other	3	0.01
Total O&R	12	0.03
Clean Energy Businesses
Lower operation and maintenance expense from engineering, procurement and construction of renewable electric projects	63	0.18
Net mark-to-market effects	49	0.14
Higher wholesale revenue	18	0.05
Loss from sale of a renewable electric project in 2021	3	0.01
HLBV effects	3	—
Higher gas purchased for resale	(46)	(0.13)
Higher purchased power costs from renewable electric projects	(4)	(0.01)
Gain from sale of a renewable electric project in 2021	(4)	(0.01)
Higher depreciation and amortization expense	(3)	(0.01)
Dilutive effect of stock issuances	—	(0.02)
Other	—	0.02
Total Clean Energy Businesses	79	0.22
Con Edison Transmission
Impairment loss related to investment in Stagecoach in 2021	153	0.44
Lower interest expense	5	0.01
Lower investment income	(15)	(0.04)
Total Con Edison Transmission	143	0.41
Other, including parent company expenses
Impairment tax benefits related to investment in Stagecoach in 2021	(6)	(0.01)
Tax impact of net mark-to-market effects	(4)	(0.01)
Tax impacts of HLBV effects	—	(0.01)
Other	(3)	(0.01)
Total Other, including parent company expenses	(13)	(0.04)
Total Reported (GAAP basis)	$273	$0.72

a.    Under the revenue decoupling mechanisms in the Utilities’ NY electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect Con Edison’s results of operations.

The Companies’ other operations and maintenance expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2022	2021	2022	2021
CECONY
Operations	$419	$410	$856	$838
Pensions and other postretirement benefits	106	(8)	208	(17)
Health care and other benefits	35	55	70	92
Regulatory fees and assessments (a)	80	75	167	153
Other	78	58	159	132
Total CECONY	$718	$590	$1,460	$1,198
O&R	84	77	170	157
Clean Energy Businesses	76	136	151	235
Con Edison Transmission	3	2	7	5
Other (b)	—	(1)	(2)	(2)
Total other operations and maintenance expenses	$881	$804	$1,786	$1,593
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.
(b)Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2022 and 2021 follows. For additional business segment financial information, see Note M to the Second Quarter Financial Statements.

The Companies’ results of operations for the three months ended June 30, 2022 and 2021 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues	$2,906	$2,486	$238	$194	$272	$291	$1	$1	$(2)	$(1)	$3,415	$2,971
Purchased power	566	417	63	47	5	—	—	—	(1)	(1)	633	463
Fuel	52	29	—	—	—	—	—	—	—	—	52	29
Gas purchased for resale	145	63	30	13	30	7	—	—	—	—	205	83
Other operations and maintenance	718	590	84	77	76	136	3	2	—	(1)	881	804
Depreciation and amortization	455	423	25	24	59	55	—	—	—	—	539	502
Taxes, other than income taxes	690	643	22	22	5	4	—	—	1	3	718	672
Operating income	280	321	14	11	97	89	(2)	(1)	(2)	(2)	387	418
Other income (deductions) (c)	82	(23)	6	(3)	1	1	4	(23)	(4)	(2)	89	(50)
Net interest expense	202	186	12	10	(14)	56	—	4	5	5	205	261
Income before income tax expense	160	112	8	(2)	112	34	2	(28)	(11)	(9)	271	107
Income tax expense	(10)	(16)	—	(2)	23	13	1	(7)	3	1	17	(11)
Net income	$170	$128	$8	$—	$89	$21	$1	($21)	$(14)	$(10)	$254	$118
Loss attributable to non-controlling interest	—	—	—	—	(1)	(47)	—	—	—	—	(1)	(47)
Net income for common stock	$170	$128	$8	$—	$90	$68	$1	($21)	$(14)	$(10)	$255	$165
(a)Includes parent company and consolidation adjustments.
(b)Represents the consolidated results of operations of Con Edison and its businesses.
(c)For the three months ended June 30, 2021, Con Edison Transmission recorded a pre-tax goodwill impairment loss of $39 million ($27 million after-tax) in its investment in Stagecoach. See “Investments” in Note A to the Second Quarter Financial Statements.

CECONY

	For the Three Months Ended June 30, 2022				For the Three Months Ended June 30, 2021
(Millions of Dollars)	Electric	Gas	Steam	2022 Total	Electric	Gas	Steam	2021 Total	2022-2021 Variation
Operating revenues	$2,240	$582	$84	$2,906	$1,963	$449	$74	$2,486	$420
Purchased power	554	—	12	566	411	—	6	417	149
Fuel	46	—	6	52	23	—	6	29	23
Gas purchased for resale	—	145	—	145	—	63	—	63	82
Other operations and maintenance	556	114	48	718	460	91	39	590	128
Depreciation and amortization	338	93	24	455	320	80	23	423	32
Taxes, other than income taxes	526	130	34	690	494	116	33	643	47
Operating income	$220	$100	$(40)	$280	$255	$99	$(33)	$321	$(41)

Electric
CECONY’s results of electric operations for the three months ended June 30, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2022	June 30, 2021	Variation
Operating revenues	$2,240	$1,963	$277
Purchased power	554	411	143
Fuel	46	23	23
Other operations and maintenance	556	460	96
Depreciation and amortization	338	320	18
Taxes, other than income taxes	526	494	32
Electric operating income	$220	$255	$(35)

CECONY’s electric sales and deliveries for the three months ended June 30, 2022 compared with the 2021 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2022	June 30, 2021	Variation	Percent Variation		June 30, 2022	June 30, 2021	Variation	Percent Variation
Residential/Religious (b)	2,339	2,316	23	1.0%		$748	$637	$111	17.4%
Commercial/Industrial	2,338	1,982	356	18.0		603	477	126	26.4
Retail choice customers	4,952	4,807	145	3.0		587	566	21	3.7
NYPA, Municipal Agency and other sales	2,176	2,099	77	3.7		176	160	16	10.0
Other operating revenues (c)	—	—	—	—		126	123	3	2.4
Total	11,805	11,204	601	5.4%	(d)	$2,240	$1,963	$277	14.1%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 3.2 percent in the three months ended June 30, 2022 compared with the 2021 period.

Operating revenues increased $277 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher purchased power expenses ($143 million), an increase in revenues from the electric rate plan ($85 million), and higher fuel expenses ($23 million).

Purchased power expenses increased $143 million in the three months ended June 30, 2022 compared with the 2021 period due to higher unit costs ($127 million) and higher purchased volumes ($16 million).

Fuel expenses increased $23 million in the three months ended June 30, 2022 compared with the 2021 period due to higher unit costs ($30 million), offset in part by lower purchased volumes from the company's electric generating facilities ($7 million).

Other operations and maintenance expenses increased $96 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($88 million) and higher stock-based compensation costs ($9 million).

Depreciation and amortization increased $18 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $32 million in the three months ended June 30, 2022 compared with the 2021 period due to a higher deferral of over-collected property taxes ($22 million) and higher state and local taxes ($8 million).

Gas
CECONY’s results of gas operations for the three months ended June 30, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2022	June 30, 2021	Variation
Operating revenues	$582	$449	$133
Gas purchased for resale	145	63	82
Other operations and maintenance	114	91	23
Depreciation and amortization	93	80	13
Taxes, other than income taxes	130	116	14
Gas operating income	$100	$99	$1

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2022 compared with the 2021 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2022	June 30, 2021	Variation	Percent Variation		June 30, 2022	June 30, 2021	Variation	Percent Variation
Residential	9,647	8,852	795	9.0%		$270	$205	$65	31.7%
General	6,789	6,618	171	2.6		123	87	36	41.4
Firm transportation	15,639	14,994	645	4.3		155	139	16	11.5
Total firm sales and transportation	32,075	30,464	1,611	5.3	(b)	548	431	117	27.1
Interruptible sales (c)	956	1,696	(740)	(43.6)		10	7	3	42.9
NYPA	12,700	12,036	664	5.5		1	1	—	—
Generation plants	12,744	11,725	1,019	8.7		8	5	3	60.0
Other	4,835	4,759	76	1.6		9	7	2	28.6
Other operating revenues (d)	—	—	—	—		6	(2)	8	Large
Total	63,310	60,680	2,630	4.3%		$582	$449	$133	29.6%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 0.6 percent in the three months ended June 30, 2022 compared with the 2021 period.
(c)Includes 4 thousand and 680 thousand of Dt for the 2022 and 2021 periods, respectively, which are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $133 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher gas purchased for resale ($82 million) and an increase in revenues from the gas rate plan ($50 million).

Gas purchased for resale increased $82 million in the three months ended June 30, 2022 compared with the 2021 period due to higher unit costs ($69 million) and higher purchased volumes ($13 million).

Other operations and maintenance expenses increased $23 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($18 million), higher stock-based compensation costs ($2 million) and higher surcharges for assessments and fees that are collected in revenues from customers ($1 million).

Depreciation and amortization increased $13 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $14 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to a higher deferral of over-collected property taxes ($6 million), higher property taxes ($5 million) and higher state and local taxes ($3 million).

Steam
CECONY’s results of steam operations for the three months ended June 30, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2022	June 30, 2021	Variation
Operating revenues	$84	$74	$10
Purchased power	12	6	6
Fuel	6	6	—
Other operations and maintenance	48	39	9
Depreciation and amortization	24	23	1
Taxes, other than income taxes	34	33	1
Steam operating income	$(40)	$(33)	$(7)

CECONY’s steam sales and deliveries for the three months ended June 30, 2022 compared with the 2021 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2022	June 30, 2021	Variation	Percent Variation		June 30, 2022	June 30, 2021	Variation	Percent Variation
General	67	58	9	15.5%		$4	$3	$1	33.3%
Apartment house	947	867	80	9.2		25	21	4	19.0
Annual power	2,021	1,823	198	10.9		58	47	11	23.4
Other operating revenues (a)	—	—	—	—		(3)	3	(6)	Large
Total	3,035	2,748	287	10.4%	(b)	$84	$74	$10	13.5%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 2.1 percent in the three months ended June 30, 2022 compared with the 2021 period.

Operating revenues increased $10 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher purchased power expenses ($6 million) and the impact of milder than normal weather in the 2021 period ($8 million), offset in part by lower tax law surcharge ($1 million).

Purchased power increased $6 million in the three months ended June 30, 2022 compared with the 2021 period due to higher unit costs ($9 million), offset in part by lower purchased volumes ($3 million)

Other operations and maintenance expenses increased $9 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($7 million) and higher stock-based compensation costs ($1 million).

Depreciation and amortization increased $1 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher steam utility plant balances.

Taxes, other than income taxes increased $1 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher property taxes.

Other Income (Deductions)
Other income increased $105 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($114 million), offset in part by lower expenses resulting from investment performance in a deferred income plan ($5 million)

Net Interest Expense
Net Interest Expense increased $16 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher interest on long-term debt ($14 million) and higher interest on short-term debt ($2 million).

Income Tax Expense
Income taxes increased $6 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($10 million), higher state income taxes ($2 million) and lower flow-through tax benefits in 2022 for plant-related items ($2 million), offset in part by an increase in research and development credits from prior years ($5 million) and lower allowance for uncollectible accounts ($4 million).

O&R

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
(Millions of Dollars)	Electric	Gas	2022 Total	Electric	Gas	2021 Total	2022-2021 Variation
Operating revenues	$177	$61	$238	$153	$41	$194	$44
Purchased power	63	—	63	47	—	47	16
Gas purchased for resale	—	30	30	—	13	13	17
Other operations and maintenance	66	18	84	61	16	77	7
Depreciation and amortization	18	7	25	17	7	24	1
Taxes, other than income taxes	14	8	22	14	8	22	—
Operating income	$16	$(2)	$14	$14	$(3)	$11	$3

Electric
O&R’s results of electric operations for the three months ended June 30, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2022	June 30, 2021	Variation
Operating revenues	$177	$153	$24
Purchased power	63	47	16
Other operations and maintenance	66	61	5
Depreciation and amortization	18	17	1
Taxes, other than income taxes	14	14	—
Electric operating income	$16	$14	$2

O&R’s electric sales and deliveries for the three months ended June 30, 2022 compared with the 2021 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2022	June 30, 2021	Variation	Percent Variation		June 30, 2022	June 30, 2021	Variation	Percent Variation
Residential/Religious (b)	411	405	6	1.5%		$89	$72	$17	23.6%
Commercial/Industrial	214	204	10	4.9		33	26	7	26.9
Retail choice customers	639	707	(68)	(9.6)		48	53	(5)	(9.4)
Public authorities	25	26	(1)	(3.8)		3	2	1	50.0
Other operating revenues (c)	—	—	—	—		4	—	4	100.0
Total	1,289	1,342	(53)	(3.9%)	(d)	$177	$153	$24	15.7%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 1.3 percent in the three months ended June 30, 2022 compared with the 2021 period.

Operating revenues increased $24 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher purchased power expenses ($16 million) and higher revenues from the NY electric rate plan ($4 million).

Purchased power expenses increased $16 million in the three months ended June 30, 2022 compared with the 2021 period due to higher unit costs ($20 million), offset in part by lower purchased volumes ($4 million).

Other operations and maintenance expenses increased $5 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefit, reflecting reconciliation to the rate plan level.

Depreciation and amortization increased $1 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the three months ended June 30, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2022	June 30, 2021	Variation
Operating revenues	$61	$41	$20
Gas purchased for resale	30	13	17
Other operations and maintenance	18	16	2
Depreciation and amortization	7	7	—
Taxes, other than income taxes	8	8	—
Gas operating income	$(2)	$(3)	$1

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2022 compared with the 2021 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2022	June 30, 2021	Variation	Percent Variation		June 30, 2022	June 30, 2021	Variation	Percent Variation
Residential	1,720	1,618	102	6.3%		$44	$24	$20	83.3%
General	456	363	93	25.6		8	3	5	Large
Firm transportation	1,080	1,193	(113)	(9.5)		9	10	(1)	(10.0)
Total firm sales and transportation	3,256	3,174	82	2.6	(b)	$61	$37	$24	64.9
Interruptible sales	892	940	(48)	(5.1)		1	2	(1)	(50.0)
Generation plants	—	8	(8)	Large		—	—	—	—
Other	96	64	32	50.0		—	1	(1)	Large
Other gas revenues	—	—	—	—		(1)	1	(2)	Large
Total	4,244	4,186	58	1.4%		$61	$41	$20	48.8%
(a)Revenues from NY gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.5 percent in the three months ended June 30, 2022 compared with the 2021 period.

Operating revenues increased $20 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher gas purchased for resale ($17 million) and higher revenues from the NY gas rate plan ($3 million).

Gas purchased for resale increased $17 million in the three months ended June 30, 2022 compared with the 2021 period due to higher unit costs ($15 million) and higher purchased volumes ($2 million).

Other operations and maintenance expenses increased $2 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level.

Income Tax Expense
Income taxes increased $2 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($2 million) and higher state income taxes ($1 million), offset in part by lower allowance for uncollectible accounts ($1 million).

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended June 30, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2022	June 30, 2021	Variation
Operating revenues	$272	$291	$(19)
Purchased power	5	—	5
Gas purchased for resale	30	7	23
Other operations and maintenance	76	136	(60)
Depreciation and amortization	59	55	4
Taxes, other than income taxes	5	4	1
Operating income	$97	$89	$8

Operating revenues decreased $19 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to lower revenue from engineering, procurement and construction of renewable electric projects ($40 million), and lower net mark-to-market values ($4 million), offset in part by higher wholesale revenues ($25 million).

Purchased power increased $5 million in the three months ended June 30, 2022 compared with the 2021 period due to higher costs from renewable electric projects.

Gas purchased for resale increased $23 million in the three months ended June 30, 2022 compared with the 2021 period due to higher purchased volumes and prices.

Other operations and maintenance expenses decreased $60 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to lower costs from engineering, procurement and construction of renewable electric projects.

Depreciation and amortization expenses increased $4 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to an increase in renewable electric projects in operation during 2022.

Net Interest Expense
Net interest expense decreased $70 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher unrealized gains on interest rate swaps in the 2022 period.

Income Tax Expense
Income taxes increased $10 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($16 million), an increase in the reserve for uncertain tax positions ($5 million) and higher state income taxes ($3 million), offset in part by lower income attributable to non-controlling interest ($11 million) and higher renewable energy credits ($2 million).

Income (Loss) Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $46 million to a loss of $1 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to lower income in the 2022 period attributable to a tax equity investor in renewable electric projects accounted for under the HLBV method of accounting. See Note P to the Second Quarter Financial Statements.

Con Edison Transmission
Other Income (Deductions)
Other income increased $27 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to losses in the 2021 period from CET Gas’ pre-tax impairment loss of $39 million on its investment in Stagecoach (See "Investments" in Note A to the Second Quarter Financial Statements) offset in part by investment income from Stagecoach ($10 million) and NY Transco ($4 million), compared to 2022 investment income from NY Transco ($4 million).

Net Interest Expense
Net interest expense decreased $4 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to the repayment of an intercompany loan from the parent company from a portion of the proceeds from the sale of Stagecoach.

Income Tax Expense
Income taxes increased $8 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($6 million) and higher state income taxes ($2 million).

Other
Income Tax Expense
Income taxes increased $2 million in the three months ended June 30, 2022 compared with the 2021 period primarily due to higher state income taxes.

The Companies’ results of operations for the six months ended June 30, 2022 and 2021 were as follows:

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues	$6,423	$5,692	$522	$442	$532	$515	$2	$2	$(4)	$(3)	$7,475	$6,648
Purchased power	996	813	122	88	6	—	—	—	(4)	(1)	1,120	900
Fuel	196	122	—	—	—	—	—	—	—	—	196	122
Gas purchased for resale	469	296	78	44	102	39	—	—	—	—	649	379
Other operations and maintenance	1,460	1,198	170	157	151	235	7	5	(2)	(2)	1,786	1,593
Depreciation and amortization	900	838	48	47	119	114	—	1	1	—	1,068	1,000
Taxes, other than income taxes	1,411	1,317	45	45	11	10	—	—	4	3	1,471	1,375
Operating income	991	1,108	59	61	143	117	(5)	(4)	(3)	(3)	1,185	1,279
Other income (deductions) (c)	164	(46)	12	(6)	—	—	9	(183)	(4)	(2)	181	(237)
Net interest expense	402	371	22	21	(50)	26	2	7	11	11	387	436
Income before income tax expense	753	691	49	34	193	91	2	(194)	(18)	(16)	979	606
Income tax expense	108	98	10	7	46	20	1	(52)	6	(5)	171	68
Net income	$645	$593	$39	$27	$147	$71	$1	($142)	$(24)	$(11)	$808	$538
Loss attributable to non-controlling interest	—	—	—	—	(49)	(46)	—	—	—	—	(49)	(46)
Net income for common stock	$645	$593	$39	$27	$196	$117	$1	($142)	$(24)	$(11)	$857	$584
(a)Includes parent company and consolidation adjustments.
(b)Represents the consolidated results of operations of Con Edison and its businesses.
(c)For the six months ended June 30, 2021, Con Edison Transmission recorded pre-tax impairment losses of $211 million ($147 million, after-tax) on its investment in Stagecoach. See “Investments” in Note A to the Second Quarter Financial Statements.

CECONY

	For the Six Months Ended June 30, 2022				For the Six Months Ended June 30, 2021
(Millions of Dollars)	Electric	Gas	Steam	2022 Total	Electric	Gas	Steam	2021 Total	2022-2021 Variation
Operating revenues	$4,324	$1,713	$386	$6,423	$3,931	$1,423	$338	$5,692	$731
Purchased power	965	—	31	996	795	—	18	813	183
Fuel	112	—	84	196	69	—	53	122	74
Gas purchased for resale	—	469	—	469	—	296	—	296	173
Other operations and maintenance	1,129	232	99	1,460	934	184	80	1,198	262
Depreciation and amortization	670	183	47	900	635	157	46	838	62
Taxes, other than income taxes	1,058	279	74	1,411	997	248	72	1,317	94
Operating income	$390	$550	$51	$991	$501	$538	$69	$1,108	$(117)

Electric
CECONY’s results of electric operations for the six months ended June 30, 2022 compared with the 2021 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2022	June 30, 2021	Variation
Operating revenues	$4,324	$3,931	$393
Purchased power	965	795	170
Fuel	112	69	43
Other operations and maintenance	1,129	934	195
Depreciation and amortization	670	635	35
Taxes, other than income taxes	1,058	997	61
Electric operating income	$390	$501	$(111)

CECONY’s electric sales and deliveries for the six months ended June 30, 2022 compared with the 2021 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2022	June 30, 2021	Variation	Percent Variation		June 30, 2022	June 30, 2021	Variation	Percent Variation
Residential/Religious (b)	4,980	4,922	58	1.2%		$1,531	$1,390	$141	10.1%
Commercial/Industrial	4,854	4,336	518	11.9		1,218	1,005	213	21.2
Retail choice customers	10,096	10,036	60	0.6		1,125	1,147	(22)	(1.9)
NYPA, Municipal Agency and other sales	4,574	4,387	187	4.3		337	308	29	9.4
Other operating revenues (c)	—	—	—	—		113	81	32	39.5
Total	24,504	23,681	823	3.5%	(d)	$4,324	$3,931	$393	10.0%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 2.9 percent in the six months ended June 30, 2022 compared with the 2021 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $393 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher purchased power expenses ($170 million), an increase in revenues from the electric rate plan ($141 million) and higher fuel expenses ($43 million).

Purchased power expenses increased $170 million in the six months ended June 30, 2022 compared with the 2021 period due to higher unit costs ($220 million), offset in part by lower purchased volumes ($50 million).

Fuel expenses increased $43 million in the six months ended June 30, 2022 compared with the 2021 period due to higher unit costs ($48 million) offset in part by lower purchased volumes from the company's electric generating facilities ($5 million).

Other operations and maintenance expenses increased $195 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($163 million), higher stock-based compensation costs ($15 million) and higher surcharges for assessments and fees that are collected in revenues from customers ($13 million).

Depreciation and amortization increased $35 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $61 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to a higher deferral of over-collected property taxes ($45 million), higher state and local taxes ($10 million) and higher payroll taxes ($6 million).

Gas
CECONY’s results of gas operations for the six months ended June 30, 2022 compared with the 2021 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2022	June 30, 2021	Variation
Operating revenues	$1,713	$1,423	$290
Gas purchased for resale	469	296	173
Other operations and maintenance	232	184	48
Depreciation and amortization	183	157	26
Taxes, other than income taxes	279	248	31
Gas operating income	$550	$538	$12

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2022 compared with the 2021 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2022	June 30, 2021	Variation	Percent Variation		June 30, 2022	June 30, 2021	Variation	Percent Variation
Residential	34,705	35,073	(368)	(1.0)%		$792	$660	$132	20.0%
General	20,748	19,530	1,218	6.2		333	254	79	31.1
Firm transportation	48,486	49,840	(1,354)	(2.7)		502	455	47	10.3
Total firm sales and transportation	103,939	104,443	(504)	(0.5)	(b)	1,627	1,369	258	18.8
Interruptible sales (c)	3,653	3,549	104	2.9		30	16	14	87.5
NYPA	20,485	21,415	(930)	(4.3)		1	1	—	—
Generation plants	22,696	17,698	4,998	28.2		13	10	3	30.0
Other	10,815	11,679	(864)	(7.4)		21	22	(1)	(4.5)
Other operating revenues (d)	—	—	—	—		21	5	16	Large
Total	161,588	158,784	2,804	1.8%		$1,713	$1,423	$290	20.4%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area decreased 0.7 percent in the six months ended June 30, 2022 compared with the 2021 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
(c)Includes 1,429 thousand and 1,128 thousand of Dt for the 2022 and 2021 periods, respectively, which are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $290 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher gas purchased for resale expense ($173 million) and an increase in revenues from the gas rate plan ($122 million).

Gas purchased for resale increased $173 million in the six months ended June 30, 2022 compared with the 2021 period due to higher unit costs ($125 million) and higher purchased volumes ($48 million).

Other operations and maintenance expenses increased $48 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($34 million), higher departmental gas operations cost ($5 million), and higher stock-based compensation costs ($3 million).

Depreciation and amortization increased $26 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $31 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to a higher deferral of over-collected property taxes ($12 million), higher property taxes ($10 million) and higher state and local taxes ($8 million).

Steam
CECONY’s results of steam operations for the six months ended June 30, 2022 compared with the 2021 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2022	June 30, 2021	Variation
Operating revenues	$386	$338	$48
Purchased power	31	18	13
Fuel	84	53	31
Other operations and maintenance	99	80	19
Depreciation and amortization	47	46	1
Taxes, other than income taxes	74	72	2
Steam operating income	$51	$69	$(18)

CECONY’s steam sales and deliveries for the six months ended June 30, 2022 compared with the 2021 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2022	June 30, 2021	Variation	Percent Variation		June 30, 2022	June 30, 2021	Variation	Percent Variation
General	383	392	(9)	(2.3)%		$19	$18	$1	5.6%
Apartment house	3,200	3,180	20	0.6		102	87	15	17.2
Annual power	7,104	6,984	120	1.7		259	222	37	16.7
Other operating revenues (a)	—	—	—	—		6	11	(5)	(45.5)
Total	10,687	10,556	131	1.2%	(b)	$386	$338	$48	14.2%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries increased 0.1 percent in the six months ended June 30, 2022 compared with the 2021 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $48 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher fuel expenses ($31 million), higher purchased power expenses ($13 million), and the impact of milder than normal weather in the 2021 period ($3 million).

Purchased power expenses increased $13 million in the six months ended June 30, 2022 compared with the 2021 period due to higher unit costs ($17 million), offset in part by lower purchased volumes ($4 million).

Fuel expenses increased $31 million in the six months ended June 30, 2022 compared with the 2021 period due to higher unit costs ($23 million) and higher purchased volumes from the company’s steam generating facilities ($8 million).

Other operations and maintenance expenses increased $19 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($14 million) and higher stock-based compensation costs ($1 million).

Depreciation and amortization increased $1 million in the six months ended June 30, 2022 compared with the 2021 period due to higher steam utility plant balances.

Taxes, other than income taxes increased $2 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher property taxes.

Other Income (Deductions)
Other income increased $210 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($225 million), offset in part by lower expenses resulting from investment performance in a deferred income plan ($12 million)

Net Interest Expense
Net interest expense increased $31 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher interest expense for long-term debt ($30 million) and higher interest for short-term debt ($2 million).

Income Tax Expense
Income taxes increased $10 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($13 million), lower flow-through tax benefits in 2022 for plant-related items ($3 million) and higher state income taxes ($2 million), offset in part by lower allowance for uncollectible accounts ($2 million) and higher research and development credits ($6 million, including $5 million from prior years).

O&R

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
(Millions of Dollars)	Electric	Gas	2022 Total	Electric	Gas	2021 Total	2022-2021 Variation
Operating revenues	$342	$180	$522	$299	$143	$442	$80
Purchased power	122	—	122	88	—	88	34
Gas purchased for resale	—	78	78	—	44	44	34
Other operations and maintenance	133	37	170	126	31	157	13
Depreciation and amortization	35	13	48	34	13	47	1
Taxes, other than income taxes	29	16	45	29	16	45	—
Operating income	$23	$36	$59	$22	$39	$61	$(2)

Electric
O&R’s results of electric operations for the six months ended June 30, 2022 compared with the 2021 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2022	June 30, 2021	Variation
Operating revenues	$342	$299	$43
Purchased power	122	88	34
Other operations and maintenance	133	126	7
Depreciation and amortization	35	34	1
Taxes, other than income taxes	29	29	—
Electric operating income	$23	$22	$1

O&R’s electric sales and deliveries for the six months ended June 30, 2022 compared with the 2021 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2022	June 30, 2021	Variation	Percent Variation		June 30, 2022	June 30, 2021	Variation	Percent Variation
Residential/Religious (b)	828	786	42	5.3%		$174	$143	$31	21.7%
Commercial/Industrial	441	404	37	9.2		66	51	15	29.4
Retail choice customers	1,268	1,380	(112)	(8.1)		92	101	(9)	(8.9)
Public authorities	50	51	(1)	(2.0)		7	4	3	75.0
Other operating revenues (c)	—	—	—	—		3	—	3	—
Total	2,587	2,621	(34)	(1.3)%	(d)	$342	$299	$43	14.4%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 0.7 percent in the six months ended June 30, 2022 compared with the 2021 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $43 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher purchased power expenses ($34 million) and higher revenues from the New York electric rate plan ($7 million).

Purchased power expenses increased $34 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher unit costs ($36 million), offset in part by lower purchased volumes ($2 million).

Other operations and maintenance expenses increased $7 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher costs for pension, reflecting reconciliation to the rate plan level.

Depreciation and amortization increased $1 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the six months ended June 30, 2022 compared with the 2021 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2022	June 30, 2021	Variation
Operating revenues	$180	$143	$37
Gas purchased for resale	78	44	34
Other operations and maintenance	37	31	6
Depreciation and amortization	13	13	—
Taxes, other than income taxes	16	16	—
Gas operating income	$36	$39	$(3)

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2022 compared with the 2021 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2022	June 30, 2021	Variation	Percent Variation		June 30, 2022	June 30, 2021	Variation	Percent Variation
Residential	7,886	6,883	1,003	14.6%		$128	$90	$38	42.2%
General	1,806	1,472	334	22.7		24	15	9	60.0
Firm transportation	4,153	4,778	(625)	(13.1)		29	35	(6)	(17.1)
Total firm sales and transportation	13,845	13,133	712	5.4	(b)	$181	$140	$41	29.3
Interruptible sales	2,106	2,158	(52)	(2.4)		3	4	(1)	(25.0)
Generation plants	5	11	(6)	(54.5)		—	—	—	—
Other	381	245	136	55.5		—	—	—	—
Other gas revenues	—	—	—	—		(4)	(1)	(3)	Large
Total	16,337	15,547	790	5.1%		$180	$143	$37	25.9%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes increased 1.7 percent in the six months ended June 30, 2022 compared with 2021 period. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.

Operating revenues increased $37 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to an increase in gas purchased for resale ($34 million) and higher revenues from the NY gas rate plan ($6 million).

Gas purchased for resale increased $34 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher unit costs ($27 million) and higher purchased volumes ($7 million).

Other operations and maintenance expenses increased $6 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher costs for pension, reflecting reconciliation to the rate plan level.

Income Tax Expense
Income taxes increased $3 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($3 million) and higher state income taxes ($1 million), offset in part by lower allowance for uncollectible accounts ($1 million).

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the six months ended June 30, 2022 compared with the 2021 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2022	June 30, 2021	Variation
Operating revenues	$532	$515	$17
Purchased power	6	—	6
Gas purchased for resale	102	39	63
Other operations and maintenance	151	235	(84)
Depreciation and amortization	119	114	5
Taxes, other than income taxes	11	10	1
Operating income	$143	$117	$26

Operating revenues increased $17 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher wholesale revenues ($81 million), offset in part by lower revenue from engineering, procurement and construction of renewable electric projects ($51 million), net mark-to-market values ($8 million) and lower energy services revenues ($5 million).

Purchased power increased $6 million in the six months ended June 30, 2022 compared with the 2021 period due to higher costs from renewable electric projects.

Gas purchased for resale increased $63 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher purchased volumes.

Other operations and maintenance expenses decreased $84 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to lower costs from engineering, procurement and construction of renewable electric projects.

Depreciation and amortization expenses increased $5 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to an increase in renewable electric projects in operation during 2022.

Net Interest Expense
Net interest expense decreased $76 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher unrealized gains on interest rate swaps in the 2022 period.

Income Tax Expense
Income taxes increased $26 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($22 million), an increase in the reserve for uncertain tax positions ($5 million) and higher state income taxes ($4 million), offset in part by higher renewable energy credits ($4 million).

Income (Loss) Attributable to Non-Controlling Interest
Income attributable to non-controlling interest decreased $3 million to a loss of $49 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to lower income attributable in the 2021 period to a tax equity investor in renewable electric projects accounted for under the HLBV method of accounting. See Note P to the Second Quarter Financial Statements.

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $192 million from $183 million of other deductions to $9 million of other income in the six months ended June 30, 2022 compared with the 2021 period primarily due to losses in the 2021 period from CET Gas' pre-tax impairment loss of $211 million on its investment in Stagecoach (See "Investments" in Note A to the Second Quarter Financial Statements), offset in part by investment income from Stagecoach ($22 million) and NY Transco ($7 million), compared to 2022 investment income from NY Transco ($9 million).

Net Interest Expense
Net interest expense decreased $5 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to the repayment of an intercompany loan from the parent company from a portion of the proceeds from the substantial completion of the sale of Stagecoach.

Income Tax Expense
Income taxes increased $53 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($41 million) and higher state income taxes ($13 million).

Other
Income Tax Expense
Income taxes increased $11 million in the six months ended June 30, 2022 compared with the 2021 period primarily due to higher state income taxes.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the six months ended June 30, 2022 and 2021 are summarized as follows:

	For the Six Months Ended June 30,
	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Operating activities	$1,727	$1,096	$109	$72	$208	$(142)	$25	$507	$(112)	$(140)	$1,957	$1,393
Investing activities	(1,883)	(1,841)	(104)	(106)	(106)	(47)	(25)	(6)	—	—	(2,118)	(2,000)
Financing activities	308	663	(7)	16	(140)	131	—	(501)	94	40	255	349
Net change for the period	152	(82)	(2)	(18)	(38)	(58)	—	—	(18)	(100)	94	(258)
Balance at beginning of period	920	1,067	29	37	178	187	—	—	19	145	1,146	1,436
Balance at end of period (c)	$1,072	$985	$27	$19	$140	$129	$—	$—	$1	$45	$1,240	$1,178
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the Second Quarter Financial Statements.

Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities primarily reflect their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is primarily affected by factors external to the Utilities, such as customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries.

During 2020 and 2021, the decline in business activity in the Utilities’ service territory due to the COVID-19 pandemic and the Utilities' suspension of service disconnections, bill collection activities and certain charges and fees resulted in a slower recovery of cash from outstanding customer accounts receivable balances, material increases in customer accounts receivable balances, increases to the allowance for uncollectible accounts, and may result in increases to write-offs of customer accounts, as compared to prior to the COVID-19 pandemic. Under the revenue decoupling mechanisms in the Utilities’ NY electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but largely not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. During the six months ended June 30, 2022, increases in electric and gas commodity prices have contributed and may further contribute to a slower recovery of cash from outstanding customer accounts receivable balances, increases to the allowance for uncollectible accounts, and increases to write-offs of customer accounts receivable balances. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. See “Financial and Commodity Market Risks – Commodity Price Risk,” below.

The Utilities’ NY rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. Increases to the allowance for uncollectible accounts related to the COVID-19 pandemic have been deferred pursuant to the legislative, regulatory and related actions provisions of their rate plans. In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism commencing December 1, 2021 through December 31, 2022 for CECONY to collect late payment charges and fees that were not billed for the year ended December 31, 2020 due to the COVID-19 pandemic. The order also established a surcharge recovery or surcredit mechanism for any fee deferrals for 2021 and 2022. In April 2022, the NYSPSC approved the October 2021 joint proposal for new electric and gas rates for O&R for the three-year period January 2022 through December 2024 (the Joint Proposal) that includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years; reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024. In June 2022, the NYSPSC issued an order implementing a COVID-19 arrears assistance program that provides credits towards the arrears balances of low-income electric and gas customers of CECONY and O&R. See “COVID-19 Regulatory Matters” and “Other Regulatory Matters” in Note B to the Second Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing,” above.

Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. Pursuant to their rate plans, the Utilities also recover from customers the amount of property taxes they will pay. The payment of property taxes by the Utilities affects the timing of cash flows and increases the amount of short-term borrowings issued by the Utilities when property taxes are due and as property taxes increase, but generally does not impact net income. See “Rate Plans” in Note B, "COVID-19 Regulatory Matters" in Note B, “Other Regulatory Matters” in Note B and Note J to the Second Quarter Financial Statements and "Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing," above.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges or credits include depreciation, deferred income tax expense, amortizations of certain regulatory assets and liabilities and accrued unbilled revenue. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ NY electric and gas rate plans. For Con Edison, net income for the six months ended June 30, 2021 included non-cash losses recognized with respect to a partial goodwill impairment of Con Edison Transmission’s investment in Stagecoach. See “Investments” in Note A to the Second Quarter Financial Statements.

Net cash flows from operating activities for the six months ended June 30, 2022 for Con Edison and CECONY were $564 million higher and $631 million higher, respectively, than in the 2021 period. The changes in net cash flows for Con Edison and CECONY primarily reflect net higher deferred credits and other regulatory liabilities balances ($257 million and $219 million, respectively), higher accounts payable balances ($189 million and $110 million, respectively), higher deferred income taxes ($120 million and $58 million, respectively), higher current and noncurrent liabilities balances ($84 million and $84 million, respectively) and higher recoveries of depreciation and amortization ($68 million and $62 million, respectively), offset in part by a higher increase of accounts receivables balances from customers, net of allowance for uncollectible accounts ($91 million and $76 million, respectively) (see “COVID-19 Regulatory Matters” in Note B to the Second Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts", "Accounting Considerations” and “Liquidity and Financing,” above) and higher prepayments ($47 million and $4 million, respectively). For Con Edison, it is also offset in part by higher other receivables and other current asset balances ($58 million). For CECONY, the higher net cash flows from operating activities also reflects lower pension and retiree benefit contributions ($71 million), higher rate case amortization and accruals ($39 million), lower other receivables and other current asset balances ($31 million) and higher accrued taxes ($28 million). The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $118 million higher and $42 million higher, respectively, for the six months ended June 30, 2022 compared with the 2021 period. The change for Con Edison primarily reflects the proceeds from the divestiture of renewable electric projects at the Clean Energy Businesses in 2021 ($183 million) and an increase in utility construction expenditures at CECONY ($48 million), partially offset by a decrease in non-utility construction expenditures at the Clean Energy Businesses ($122 million) due to construction of the CED Nevada Virginia projects being completed during the first half of 2021 and a decrease in utility construction expenditures at O&R ($1 million).

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $94 million lower and $355 million lower, respectively, in the six months ended June 30, 2022 compared with the 2021 period.

In June 2022, Con Edison redeemed at maturity $293 million of 8.71 percent senior unsecured notes. See Note C to the Second Quarter Financial Statements.

In June 2022, Con Edison entered into and borrowed $400 million under the June 2022 Term Loan Credit Agreement under which a bank is committed, until November 30, 2022, to provide to Con Edison one or more tranches of incremental term loans in an aggregate amount not to exceed $200 million in addition to the $400 million borrowed on June 30, 2022. See Note D to the Second Quarter Financial Statements.

In June 2021, Con Edison issued 10,100,000 shares of its common stock resulting in net proceeds of approximately
$775 million, after issuance expenses. The net proceeds from the sale of the common shares were invested by Con
Edison in CECONY, for funding of its construction expenditures and for its other general corporate purposes.

In May 2021, Con Edison redeemed at maturity $500 million of 2.00 percent five-year debentures.

During the first quarter of 2021, Con Edison optionally prepaid the remaining $675 million outstanding under a
February 2019 term loan prior to its maturity in June 2021.

In June 2021, CECONY redeemed at maturity $640 million of floating rate three-year debentures.

In June 2021, CECONY issued $750 million aggregate principal amount of 2.40 percent debentures, due 2031, the net proceeds from the sale of which were used to redeem at maturity its $640 million floating rate three-year debentures and for other general corporate purposes. In June 2021 CECONY also issued $750 million aggregate principal amount of 3.60 percent debentures, due 2061, the net proceeds from the sale of which will be used to pay or reimburse the payment of, in whole or in part, existing and new qualifying eligible green expenditures, such as energy efficiency and clean transportation expenditures, that include those funded on or after January 1, 2021 until the maturity date of the debentures. CECONY used the net proceeds for repayment of short-term debt and temporarily placed the remaining net proceeds in short-term interest-bearing instruments.

In February 2021, a subsidiary of the Clean Energy Businesses borrowed $250 million at a variable rate, due 2028, secured by equity interests in four of the company’s solar electric projects, the interest rate for which was swapped to a fixed rate of 3.39 percent.

In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement with a tax equity investor for the financing of a portfolio of three of the Clean Energy Businesses’ solar electric projects (CED Nevada Virginia). Under the financing, the tax equity investor acquired a noncontrolling interest in the portfolio and will receive a percentage of earnings, tax attributes and cash flows. In March 2021, May 2021, June 2021, July 2021, and August 2021, the tax equity investor funded $39 million, $13 million, $47 million, $53 million and $111 million, respectively. The Clean Energy Businesses will continue to consolidate this entity and will report the noncontrolling tax equity investor’s interest in the tax equity arrangement. See Note P to the Second Quarter Financial Statements.

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

Con Edison’s cash flows from financing activities for the six months ended June 30, 2022 and 2021 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $45 million and $54 million, respectively.

Cash flows from financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at June 30, 2022 and 2021 and the average daily balances for the six months ended June 30, 2022 and 2021 for Con Edison and CECONY were as follows:

	2022		2021
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30,	Daily average	Outstanding at June 30,	Daily average
Con Edison	$2,244	$1,168	$1,052	$1,435
CECONY	$2,060	$957	$1,000	$1,317
Weighted average yield	2.0%	0.8%	0.2%	0.2%

Capital Requirements and Resources

Capital Resources
For each of the Companies, the common equity ratio at June 30, 2022 and December 31, 2021 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2022	December 31, 2021
Con Edison	48.0	47.4
CECONY	47.4	47.0

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at June 30, 2022 and December 31, 2021 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
ASSETS
Current assets	$5,034	$4,703	$320	$290	$656	$542	$6	$2	$—	$14	$6,016	$5,551
Investments	527	608	22	26	—	—	249	223	(4)	(4)	794	853
Net plant	42,591	41,613	2,630	2,599	4,422	4,367	17	17	—	—	49,660	48,596
Other noncurrent assets	6,192	5,731	414	377	1,637	1,645	7	7	352	356	8,602	8,116
Total Assets	$54,344	$52,655	$3,386	$3,292	$6,715	$6,554	$279	$249	$348	$366	$65,072	$63,116

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$5,330	$4,321	$410	$372	$1,252	$1,011	$127	$100	$(296)	$(377)	$6,823	$5,427
Noncurrent liabilities	14,060	13,640	1,105	1,064	208	121	(88)	(90)	(18)	14	15,267	14,749
Long-term debt	18,386	18,382	968	968	2,358	2,607	—	—	649	647	22,361	22,604
Equity	16,568	16,312	903	888	2,897	2,815	240	239	13	82	20,621	20,336
Total Liabilities and Equity	$54,344	$52,655	$3,386	$3,292	$6,715	$6,554	$279	$249	$348	$366	$65,072	$63,116
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at June 30, 2022 were $331 million higher than at December 31, 2021. The change in current assets primarily reflects an increase in cash and temporary cash investments ($152 million), an increase in accounts receivables, net of allowance for uncollectible accounts ($91 million) (see “COVID-19 Regulatory Matters” in Note B to the Second Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above), an increase in the fair value of short-term derivative assets ($125 million), offset in part by a decrease to accrued unbilled revenues ($44 million).

Investments at June 30, 2022 were $81 million lower than at December 31, 2021. The change in investments primarily reflects a decrease in supplemental retirement income plan assets ($73 million) and deferred income plan assets ($8 million). See Note E to the Second Quarter Financial Statements.

Net plant at June 30, 2022 was $978 million higher than at December 31, 2021. The change in net plant primarily reflects an increase in electric ($924 million), gas ($493 million), general ($89 million) and steam ($56 million) plant balances, offset in part by an increase in accumulated depreciation ($481 million) and a decrease in construction work in progress ($103 million).

Other noncurrent assets at June 30, 2022 were $461 million higher than at December 31, 2021. The change in other noncurrent assets primarily reflects an increase in pension and retiree benefits ($403 million), an increase in the regulatory asset for system peak reduction and energy efficiency programs ($147 million), deferred derivative losses ($28 million), deferrals for increased costs related to the COVID-19 pandemic ($28 million) and deferred storm costs ($14 million). The increase is offset in part by a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2021, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($102 million) and deferred pension and other postretirement benefits ($67 million). The change in the regulatory asset also reflects the period's amortization of accounting costs. See Notes B, E and F to the Second Quarter Financial Statements.

Current liabilities at June 30, 2022 were $1,009 million higher than at December 31, 2021. The change in current liabilities primarily reflects an increase in notes payable ($699 million) and an increase in the regulatory liability for deferred derivative gains ($319 million), an increase in system benefits charge ($18 million), offset in part by a decrease in accounts payable ($34 million).

Noncurrent liabilities at June 30, 2022 were $420 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflects an increase in deferred income taxes and unamortized investment tax credits ($194 million) primarily due to accelerated tax depreciation, repair deductions and the amortization of excess deferred federal income taxes due to the TCJA. See Note J to the Second Quarter Financial Statements. The change also reflects an increase in regulatory liabilities for unrecognized other postretirement costs ($283 million), and pension and other postretirement benefit deferrals ($20 million), offset in part by a decrease in the regulatory liability for net unbilled revenue deferrals ($52 million) and a decrease in pension and retiree benefits liability ($25 million) that primarily reflects the final actuarial valuation, as measured at December 31, 2021, of the plans in accordance with the accounting rules for retirement benefits. See Notes E and F to the Second Quarter Financial Statements.

Long-term debt at June 30, 2022 was $4 million higher than at December 31, 2021. The change in long-term debt primarily reflects the amortization of unamortized debt expense over the six month period.

Equity at June 30, 2022 was $256 million higher than at December 31, 2021. The change in equity primarily reflects net income for the six months ended June 30, 2022 ($645 million), capital contributions from parent ($100 million) in 2022, offset in part by common stock dividends to parent ($490 million) in 2022.

O&R
Current assets at June 30, 2022 were $30 million higher than at December 31, 2021. The change in current assets primarily reflects increases in the fair value of short-term derivative assets ($19 million) and accrued unbilled revenue ($12 million), offset in part by lower prepayments ($2 million).

Investments at June 30, 2022 was $4 million lower than at December 31, 2021. The change in investments primarily reflects unrealized losses ($2 million) and benefit payout to retirees ($1 million) related to the supplemental pension plan.

Net plant at June 30, 2022 was $31 million higher than at December 31, 2021. The change in net plant primarily reflects an increase in electric ($71 million), gas ($23 million), and general ($4 million) plant balances, offset in part by an increase in accumulated depreciation ($46 million) and a decrease in construction work in progress ($21 million).

Other noncurrent assets at June 30, 2022 were $37 million higher than at December 31, 2021. The change in other noncurrent assets primarily reflects an increase in pension and retiree benefits ($35 million).

Current liabilities at June 30, 2022 were $38 million higher than at December 31, 2021. The change in current liabilities primarily reflects an increase in the regulatory liability for deferred derivative gains ($29 million) and an increase in notes payable ($21 million), offset in part by a decrease in system benefit charges ($11 million).

Noncurrent liabilities at June 30, 2022 were $41 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflects an increase in the regulatory liabilities for unrecognized pension and other postretirement costs ($30 million), long-term deferred derivative gains ($6 million) and allowance for cost of removal less salvage ($5 million).

Equity at June 30, 2022 was $15 million higher than at December 31, 2021. The change in equity primarily reflects net income for the six months ended June 30, 2022 ($39 million), an increase in other comprehensive income ($4 million) offset in part by common stock dividends to parent ($28 million) in 2022.

Clean Energy Businesses
Current assets at June 30, 2022 were $114 million higher than at December 31, 2021. The change in current assets primarily reflects increases in other currents assets ($60 million), prepayments ($42 million), accrued unbilled revenue ($32 million) and other receivables ($17 million), offset in part by a decrease in restricted cash ($41 million).

Net plant at June 30, 2022 was $55 million higher than at December 31, 2021. The change in net plant primarily reflects additional capital expenditures.

Other noncurrent assets at June 30, 2022 were $8 million lower than at December 31, 2021. The change in other noncurrent assets primarily reflects decreases in intangible assets ($49 million) and long-term prepaid cloud implementation costs ($8 million), offset in part by an increase in long-term fair value of derivative assets ($51 million).

Current liabilities at June 30, 2022 were $241 million higher than at December 31, 2021. The change in current liabilities primarily reflects increases in current long term debt ($175 million) and accounts payable ($79 million), offset in part by a decrease in the fair value of derivative liabilities ($49 million).

Noncurrent liabilities at June 30, 2022 were $87 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflects an increase in deferred taxes ($120 million), offset in part by a decrease in the fair value of derivative liabilities ($31 million).

Long-term debt at June 30, 2022 was $249 million lower than at December 31, 2021. The change in long-term debt primarily reflects the timing of principal loan repayments.

Equity at June 30, 2022 was $82 million higher than at December 31, 2021. The change in equity primarily reflects an increase in net income for the six months ended June 30, 2022 ($196 million), offset in part by a decrease in noncontrolling tax equity interest ($65 million) (see Note P to the Second Quarter Financial Statements) and common stock dividends to parent ($49 million) in 2022.

Con Edison Transmission
Currents assets at June 30, 2022 were $4 million higher than at December 31, 2021. The increase in current assets primarily reflects a receivable for an intercompany tax settlement.

Investments at June 30, 2022 were $26 million higher than at December 31, 2021. The increase in investments primarily reflects additional investment in NY Transco ($26 million). See "Investments" in Note A to the Second Quarter Financial Statements.

Current liabilities at June 30, 2022 were $27 million higher than at December 31, 2021. The change in current liabilities primarily reflects an increase in short-term borrowings under an intercompany capital funding facility.

Noncurrent liabilities at June 30, 2022 were $2 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflect an increase to deferred income taxes.

Equity at June 30, 2022 was $1 million higher than at December 31, 2021. The change in equity primarily reflects an increase in net income for the six months ended June 30, 2022.

Regulatory Matters
Liability for Service Interruptions
In December 2021, the New York State legislature amended the New York State Public Service Law, effective April 2022, to require NY electric and gas utilities, including CECONY and O&R, to provide compensation to residential and small business customers that experience widespread prolonged outages lasting more than seventy-two consecutive hours, subject to certain exceptions, including: a bill credit of $25 for each twenty-four hour period of service outage beyond the first seventy-two consecutive hour outage; reimbursement to customers for food spoilage up to $540; and reimbursement of affected residential customers for prescription medicine spoilage losses without limitation. Any such costs incurred by utilities are not recoverable from customers. Utilities may petition the NYSPSC to request a waiver of the requirements of this section of the New York State Public Service Law. In July 2022, the NYSPSC issued an order that promulgated rules and definitions for the law’s implementation and determined that while a utility could seek a waiver of the requirement to provide compensation, it could not seek a waiver of the requirement that the costs of outage credits not be recovered from customers if it provided compensation.

For additional information about the Utilities’ regulatory matters, see Note B to the Second Quarter Financial Statements.

Environmental Matters
In July 2021, a CECONY feeder failure led to the discharge of thousands of gallons of dielectric fluid from a street manhole in New Rochelle, NY. Dielectric fluid reached nearby streets, properties and the New Rochelle Harbor. CECONY, the U.S. Coast Guard, the NYSDEC and other agencies responded to the incident. CECONY stopped the feeder leak on the same day the discharge occurred and has completed the spill recovery and associated cleanup operations. In addition, the company has received third-party damage claims. The costs associated with this matter are not expected to have a material adverse effect on the company’s financial condition, results of operations or liquidity. In connection with the incident, the company may incur monetary sanctions of more than $0.3 million for violations of certain provisions regulating the discharge of materials into, and for the protection of, the environment.

In August 2019, following the enactment of the Climate Leadership and Community Protection Act (CLCPA), the NYSPSC initiated a proceeding to “reconcile resource adequacy programs with New York State’s renewable energy and environmental emission reduction goals.” In May 2020, the NYSPSC initiated a proceeding implementing the Accelerated Renewable Energy Growth and Community Benefit Act to align New York State’s electric system with CLCPA goals. In November 2020, NY’s investor-owned utilities (including CECONY and O&R) and the Long Island Power Authority filed a comprehensive report in this proceeding, identifying proactive local transmission and distribution investments in their systems to facilitate achieving the goals of the CLCPA and setting out policy recommendations for how they will identify, prioritize and allocate costs of these and future such projects going forward. CECONY and O&R identified approximately $4,500 million and $400 million, respectively, in local transmission investment. In January 2022, the NYSPSC issued its order on power grid study recommendations that authorized CECONY to file a comprehensive petition addressing a proposed “Con Edison Hub” in Brooklyn, NY that could accommodate offshore wind generation. In April 2022, CECONY filed the petition, seeking cost recovery approval for the proposed Con Edison Hub at an estimated cost of $1,000 million and an estimated in-service date of 2027. The proposed Con Edison Hub would create interconnection points to connect up to 6,000 MW of offshore wind energy into the New York City grid. In May 2022, the NYSPSC issued an order that initiates a proceeding to measure and track compliance with, and develop and consider proposals to implement, the provisions of the CLCPA. The order requires, among other things, that NY’s investor-owned utilities (including CECONY and O&R) propose a methodology by December 1, 2022 to calculate total gas system-wide GHG emissions and develop a proposal by March 31, 2023 that analyzes the scale, timing, costs, risks, uncertainties and customer bill impacts of achieving significant and quantifiable reductions in carbon emissions from the use of delivered gas. The order further states that investments required to implement the CLCPA are becoming a significant driver of utility rate increases and instructs the NYSDPS to provide the NYSPSC and the public with specific cost-based information on the impact of these CLCPA investments on customers.

In February 2022, Governor Hochul signed into law an amendment to the Public Service Law that requires all NY utilities, including CECONY and O&R, to conduct a climate change vulnerability study by September 2023 and develop and file for approval by the NYSPSC a climate vulnerability and resiliency plan by November 2023 that includes 10- and 20-year outlooks for resiliency. The law authorizes utilities to recover costs through a climate resiliency cost recovery surcharge for costs incurred outside of rate proceedings and include any unrecovered costs in base rates when base rates are reset. The NY utilities are required to file an updated climate vulnerability and resiliency plan with the NYSPSC for approval at least every five years. In June 2022, the NYSPSC initiated a proceeding to implement the requirements of the legislation.

Federal and local municipal laws and agencies also regulate emissions levels and impact the CLCPA’s decarbonization pathways. In June 2022, the U.S. Supreme Court issued a decision that restricts the authority of the United States Environmental Protection Agency (EPA) to establish greenhouse gas emission reduction measures under the federal Clean Air Act to technology that reduces greenhouse gas emissions from fossil fuel combustion sources. Con Edison, as part of a coalition of public and private utilities, was a party in the case and had argued that the U.S. Supreme Court should not adopt this restrictive statutory reading of the Clean Air Act. The U.S. Supreme Court's decision could have potential cost implications for CECONY because it could limit its flexibility to use measures such as emissions trading and averaging to cost-effectively meet federal greenhouse gas emissions limits for its limited portfolio of steam and electric generating assets. The decision could also indirectly impact CECONY's, O&R's and the Clean Energy Businesses' initiatives to develop renewable energy sources. The Companies are unable to predict the impact on them as a result of the decision or any regulations that may be promulgated by the EPA in light of this U.S. Supreme Court decision.

For additional information about the Companies’ environmental matters, see Note G to the Second Quarter Financial Statements.

Clean Energy Businesses
The following table provides information about the Clean Energy Businesses' renewable electric projects that are in operation and/or in construction at June 30, 2022:

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual In-Service/Acquisition Date	State	PPA Counterparty
Utility Scale
Solar
PJM assets (c)	73	(b)	2011/2013	NJ/PA	Various
New England assets (c)	24	Various	2011/2017	MA/RI	Various
California Solar	110	25	2012/2013	CA	PG&E
Mesquite Solar 1	165	20	2013	AZ	PG&E
Copper Mountain Solar 2	150	25	2013/2015	NV	PG&E
Copper Mountain Solar 3	255	20	2014/2015	NV	SCPPA
California Solar 2	80	20	2014/2016	CA	SCE/PG&E
Texas Solar 4	40	25	2014	TX	City of San Antonio
Texas Solar 5	100	25	2015	TX	City of San Antonio
Texas Solar 7	112	25	2016	TX	City of San Antonio
California Solar 3	110	20	2016/2017	CA	SCE/PG&E
Upton Solar	158	25	2017	TX	City of Austin
California Solar 4	240	20	2017/2018	CA	SCE
Copper Mountain Solar 1	58	12	2018	NV	PG&E
Copper Mountain Solar 4 (d)	94	20	2018	NV	SCE
Mesquite Solar 2 (d)	100	18	2018	AZ	SCE
Mesquite Solar 3 (d)	150	23	2018	AZ	WAPA (U.S. Navy)
Great Valley Solar (d)	200	17	2018	CA	MCE/SMUD/PG&E/SCE
Water Strider Solar (d)	80	20	2021	VA	VEPCO
Battle Mountain Solar/Battery Energy Storage System (d)	101	25	2021	NV	SPP
Copper Mountain Solar 5 (d)	250	25	2021	NV	NPC
Other (c)	26	Various	Various	Various	Various
Total Solar	2,676
Wind
Broken Bow II	75	25	2014	NE	NPPD
Wind Holdings	180	Various	Various	SD/MT	NWE/Basin Electric
Adams Rose Wind	23	7	2016	MN	Dairyland
Other (c)	51	Various	Various	Various	Various
Total Wind	329
Total MW (AC) in Operation	3,005
Total MW (AC) in Construction (c)	180
Total MW (AC) Utility Scale	3,185
Behind the Meter
Total MW (AC) in Operation (c)	66
Total MW (AC) in Construction (c)	3
Total MW Behind the Meter	69
(a)Represents PPA contractual term or remaining term from the date of acquisition.
(b)Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2025.
(c)Projects have generally not been pledged as security for project debt financing.
(d)Projects are financed with tax equity. See Note P to the Second Quarter Financial Statements

Renewable Electric Generation
Renewable electric production volumes from utility scale assets for the three and six months ended June 30, 2022 compared with the 2021 period were:

	Millions of kWh
	For the Three Months Ended				For the Six Months Ended
Description	June 30, 2022	June 30, 2021	Variation	Percent Variation	June 30, 2022	June 30, 2021	Variation	Percent Variation
Renewable electric projects
Solar	2,202	1,855	347	18.7%	3,705	3,066	639	20.8%
Wind	326	380	(54)	(14.2)%	698	721	(23)	(3.2%)
Total	2,528	2,235	293	13.1%	4,403	3,787	616	16.3%

Con Edison Transmission
CET Gas
In May 2022, the operator of the Mountain Valley Pipeline, which is being constructed by a joint venture in which CET Gas owns a 9.9 percent interest (which is expected to be reduced to 8.0 percent based on the latest project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture), indicated it plans to pursue new permits and is now targeting a full in-service date during the second half of 2023 at a total project cost of approximately $6,600 million, excluding allowance for funds used during construction. In June 2022, the Mountain Valley Pipeline joint venture filed a request with the FERC for an extension of time to complete the project, as the current permit expires October 13, 2022. At June 30, 2022, CET Gas’ carrying value of its investment in MVP was $111 million and CET Gas’ cash contributions to the joint venture amounted to $530 million.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses use interest rate swaps to exchange variable-rate project financed debt for a fixed interest rate. See Note N to the Second Quarter Financial Statements. Con Edison and CECONY estimate that at June 30, 2022, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $6 million and $4 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note N to the Second Quarter Financial Statements.

Con Edison estimates that, as of June 30, 2022, a 10 percent decline in market prices would result in a decline in fair value of $179 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $164 million is for CECONY and $15 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

In February 2022, the NYSPSC, in response to higher customer bills, requested that CECONY enhance its efforts to mitigate customer bill volatility due to commodity price increases by reassessing its power supply billing practices and improve communications to customers regarding forecasted significant bill increases resulting from commodity price increases. In March 2022, CECONY filed with the NYSPSC a proposed amendment to its electric tariff, effective June 1, 2022, to change how CECONY recovers the cost of electricity supplied to its full-service electric customers to reduce the likelihood of customer bill volatility by more closely aligning supply prices with CECONY's electric supply hedging positions. CECONY also committed to provide notice to customers in cases where supply price increases could result in significantly higher bills. In May 2022, the NYSPSC approved the tariff on an emergency basis, effective June 1, 2022. The emergency approval is in effect until August 9, 2022. Final approval by the NYSPSC is pending.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	June 30, 2022	December 31, 2021
	(Millions of Dollars)
Average for the period	$1	$1
High	2	3
Low	1	—

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. Con Edison's investment risk also relates to the investments of Con Edison Transmission that are accounted for under the equity method. See "Investments" in Note A to the Second Quarter Financial Statements.

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At June 30, 2022, the pension plan investments consisted of 48 percent equity securities, 36 percent debt securities and 16 percent real estate.

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

Material Contingencies
For information concerning potential liabilities arising from the Companies’ material contingencies, see “COVID-19 Regulatory Matters” and "Other Regulatory Matters" in Note B and Notes G and H to the Second Quarter Financial Statements.

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

Item 6: Exhibits
Con Edison

Exhibit 10.1
364-Day Senior Unsecured Term Loan Credit Agreement, dated as of June 30, 2022, among Con Edison, the lender party thereto, Barclays Bank PLC as Sole Lead Arranger and Sole Bookrunner and Barclays Bank PLC, as Administrative Agent (Designated in Con Edison’s Current Report on Form 8-K, dated June 30, 2022 (File No. 1-14514) as Exhibit 10)

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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: August 4, 2022	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer