Form 10-Q
period 2022-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2022-11-03
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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

As of October 31, 2022, Con Edison had outstanding 354,862,848 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries, including Consolidated Edison Development, Inc., Consolidated Edison Energy, Inc. and Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
CET Electric	Consolidated Edison Transmission, LLC
CET Gas	Con Edison Gas Pipeline and Storage, LLC
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
OTDA	Office of Temporary and Disability Assistance
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced Metering Infrastructure
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as enacted on March 27, 2020
CLCPA	Climate Leadership and Community Protection Act
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
DER	Distributed energy resources
Fitch	Fitch Ratings
First Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
Second Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended June 30 of the current year
Third Quarter Form 10-Q	The Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended September 30 of the current year
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2021
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
REV	Reforming the Energy Vision
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

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

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars/Except Share Data)	2022	2021	2022	2021
OPERATING REVENUES
Electric	$3,328	$2,952	$7,994	$7,180
Gas	453	341	2,345	1,907
Steam	58	55	444	393
Non-utility	326	265	856	781
TOTAL OPERATING REVENUES	4,165	3,613	11,639	10,261
OPERATING EXPENSES
Purchased power	731	548	1,851	1,448
Fuel	59	44	255	166
Gas purchased for resale	185	83	833	461
Other operations and maintenance	999	849	2,785	2,443
Depreciation and amortization	525	512	1,593	1,511
Taxes, other than income taxes	777	727	2,248	2,103
TOTAL OPERATING EXPENSES	3,276	2,763	9,565	8,132
OPERATING INCOME	889	850	2,074	2,129
OTHER INCOME (DEDUCTIONS)
Investment income (loss)	5	5	15	(180)
Other income	101	5	296	19
Allowance for equity funds used during construction	4	5	15	15
Other deductions	(21)	(37)	(57)	(113)
TOTAL OTHER INCOME (DEDUCTIONS)	89	(22)	269	(259)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	978	828	2,343	1,870
INTEREST EXPENSE (INCOME)
Interest on long-term debt	246	235	728	693
Other interest expense (income)	(32)	(2)	(119)	(15)
Allowance for borrowed funds used during construction	(15)	(1)	(23)	(9)
NET INTEREST EXPENSE	199	232	586	669
INCOME BEFORE INCOME TAX EXPENSE	779	596	1,757	1,201
INCOME TAX EXPENSE	160	127	330	194
NET INCOME	619	469	1,427	1,007
Income (loss) attributable to non-controlling interest	6	(69)	(43)	(115)
NET INCOME FOR COMMON STOCK	$613	$538	$1,470	$1,122
Net income per common share—basic	$1.73	$1.52	$4.15	$3.23
Net income per common share—diluted	$1.72	$1.52	$4.13	$3.23
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	354.6	353.4	354.4	346.8
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	355.9	354.1	355.7	347.5
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2022	2021	2022	2021
NET INCOME	$619	$469	$1,427	$1,007
(INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(6)	69	43	115
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	1	2	6	8
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	1	2	6	8
COMPREHENSIVE INCOME	$614	$540	$1,476	$1,130
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2022	2021
OPERATING ACTIVITIES
Net income	$1,427	$1,007
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,593	1,511
Investment loss/impairment	—	211
Deferred income taxes	317	167
Net derivative gains	(161)	(26)
Other non-cash items, net	195	7
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(140)	(387)
Allowance for uncollectible accounts – customers	(12)	165
Other receivables and other current assets	(193)	(234)
Prepayments	(588)	(576)
Accounts payable	61	(15)
Pensions and retiree benefits obligations, net	105	237
Pensions and retiree benefits contributions	(34)	(467)
Accrued taxes	(10)	(27)
Accrued interest	126	126
Distributions from equity investments	14	18
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(550)	(478)
Deferred credits, noncurrent liabilities and other regulatory liabilities	468	612
Other current liabilities	—	(139)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,618	1,712
INVESTING ACTIVITIES
Utility construction expenditures	(2,844)	(2,697)
Cost of removal less salvage	(247)	(242)
Non-utility construction expenditures	(210)	(289)
Investments in electric and gas transmission projects	(48)	(16)
Proceeds from sale of assets	—	614
Divestiture of renewable electric projects, net	—	183
Other investing activities	3	10
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,346)	(2,437)
FINANCING ACTIVITIES
Net issuance (retirement) of short-term debt	1,003	(834)
Issuance of long-term debt	—	1,979
Retirement of long-term debt	(383)	(1,904)
Debt issuance costs	—	(30)
Common stock dividends	(812)	(768)
Issuance of common shares - public offering	—	775
Issuance of common shares for stock plans	43	45
Distribution to noncontrolling interest	(28)	(15)
Sale of equity interest	—	256
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(177)	(496)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(905)	(1,221)
BALANCE AT BEGINNING OF PERIOD	1,146	1,436
BALANCE AT END OF PERIOD	$241	$215
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$583	$565
Income taxes	$30	$(9)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$486	$388
Issuance of common shares for dividend reinvestment	$28	$37
Software licenses acquired but unpaid as of end of period	$2	$24
Equipment acquired but unpaid as of end of period	$17	$22

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$78	$992
Accounts receivable – customers, net allowance for uncollectible accounts of $305 and $317 in 2022 and 2021, respectively	2,095	1,943
Other receivables, net allowance for uncollectible accounts of $9 and $22 in 2022 and 2021, respectively	330	298
Taxes receivable	9	13
Accrued unbilled revenue	619	662
Fuel oil, gas in storage, materials and supplies, at average cost	533	437
Prepayments	913	295
Regulatory assets	282	206
Restricted cash	163	154
Revenue decoupling mechanism receivable	167	190
Fair value of derivative assets	256	128
Other current assets	288	233
TOTAL CURRENT ASSETS	5,733	5,551
INVESTMENTS	805	853
UTILITY PLANT, AT ORIGINAL COST
Electric	36,346	34,938
Gas	13,068	12,303
Steam	2,895	2,828
General	4,167	4,170
TOTAL	56,476	54,239
Less: Accumulated depreciation	12,831	12,177
Net	43,645	42,062
Construction work in progress	2,234	2,152
NET UTILITY PLANT	45,879	44,214
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $731 and $626 in 2022 and 2021, respectively	4,128	4,194
Construction work in progress	385	188
NET PLANT	50,392	48,596
OTHER NONCURRENT ASSETS
Goodwill	439	439
Intangible assets, net accumulated amortization of $368 and $297 in 2022 and 2021, respectively	1,222	1,293
Regulatory assets	3,705	3,639
Pension and retiree benefits	2,188	1,654
Operating lease right-of-use asset	844	809
Fair value of derivative assets	250	77
Other deferred charges and noncurrent assets	185	205
TOTAL OTHER NONCURRENT ASSETS	8,833	8,116
TOTAL ASSETS	$65,763	$63,116
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$323	$440
Term loan	550	—
Notes payable	1,941	1,488
Accounts payable	1,587	1,497
Customer deposits	345	300
Accrued taxes	94	104
Accrued interest	277	151
Accrued wages	117	113
Fair value of derivative liabilities	70	152
Regulatory liabilities	568	185
System benefit charge	423	423
Operating lease liabilities	131	113
Other current liabilities	464	461
TOTAL CURRENT LIABILITIES	6,890	5,427
NONCURRENT LIABILITIES
Provision for injuries and damages	176	183
Pensions and retiree benefits	688	737
Superfund and other environmental costs	923	940
Asset retirement obligations	591	577
Fair value of derivative liabilities	31	84
Deferred income taxes and unamortized investment tax credits	7,387	6,873
Operating lease liabilities	772	717
Regulatory liabilities	4,717	4,381
Other deferred credits and noncurrent liabilities	262	257
TOTAL NONCURRENT LIABILITIES	15,547	14,749
LONG-TERM DEBT	22,350	22,604
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
EQUITY
Common shareholders’ equity	20,748	20,037
Noncontrolling interest	228	299
TOTAL EQUITY (See Statement of Equity)	20,976	20,336
TOTAL LIABILITIES AND EQUITY	$65,763	$63,116
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	342	$36	$8,808	$11,178	23	$(1,038)	$(112)	$(25)	$218	$19,065
Net income				419					1	420
Common stock dividends ($0.775 per share)				(265)						(265)
Issuance of common shares for stock plans			28							28
Other comprehensive income								4		4
Distributions to noncontrolling interests									(3)	(3)
Net proceeds from sale of equity interest									33	33
BALANCE AS OF MARCH 31, 2021	342	$36	$8,836	$11,332	23	$(1,038)	$(112)	$(21)	$249	$19,282
Net income (loss)				165					(47)	118
Common stock dividends ($0.775 per share)				(266)						(266)
Issuance of common shares - public offering	11	1	785				(11)			775
Issuance of common shares for stock plans			34							34
Other comprehensive income								2		2
Distributions to noncontrolling interests									(4)	(4)
Net proceeds from sale of equity interest									112	112
BALANCE AS OF JUNE 30, 2021	353	$37	$9,655	$11,231	23	$(1,038)	$(123)	$(19)	$310	$20,053
Net income (loss)				538					(69)	469
Common stock dividends ($0.775 per share)				(274)						(274)
Issuance of common shares - public offering	1									—
Issuance of common shares for stock plans			28							28
Other comprehensive income								2		2
Distributions to noncontrolling interests									(8)	(8)
Net proceeds from sale of equity interest									107	107
BALANCE AS OF SEPTEMBER 30, 2021	354	$37	$9,683	$11,495	23	$(1,038)	$(123)	$(17)	$340	$20,377

BALANCE AS OF DECEMBER 31, 2021	354	$37	$9,710	$11,445	23	$(1,038)	$(122)	$5	$299	$20,336
Net income (loss)				602					(48)	554
Common stock dividends ($0.79 per share)				(280)						(280)
Issuance of common shares - public offering							1			1
Issuance of common shares for stock plans			18							18
Distributions to noncontrolling interests									(6)	(6)
BALANCE AS OF MARCH 31, 2022	354	$37	$9,728	$11,767	23	$(1,038)	$(121)	$5	$245	$20,623
Net income (loss)				255					(1)	254
Common stock dividends ($0.79 per share)				(280)						(280)
Issuance of common shares for stock plans			29							29

Other comprehensive income								5		5
Distributions to noncontrolling interests									(10)	(10)
BALANCE AS OF JUNE 30, 2022	354	$37	$9,757	$11,742	23	$(1,038)	$(121)	$10	$234	$20,621
Net income				613					6	619
Common stock dividends ($0.79 per share)				(280)						(280)
Issuance of common shares - public offering	1									—
Issuance of common shares for stock plans			27							27
Other comprehensive income								1		1
Distributions to noncontrolling interests									(12)	(12)
BALANCE AS OF SEPTEMBER 30, 2022	355	$37	$9,784	$12,075	23	$(1,038)	$(121)	$11	$228	$20,976

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2022	2021	2022	2021
OPERATING REVENUES
Electric	$3,077	$2,730	$7,401	$6,661
Gas	414	307	2,127	1,730
Steam	58	55	444	393
TOTAL OPERATING REVENUES	3,549	3,092	9,972	8,784
OPERATING EXPENSES
Purchased power	643	481	1,639	1,294
Fuel	59	44	255	166
Gas purchased for resale	113	61	582	357
Other operations and maintenance	807	650	2,267	1,848
Depreciation and amortization	441	429	1,341	1,267
Taxes, other than income taxes	748	699	2,159	2,016
TOTAL OPERATING EXPENSES	2,811	2,364	8,243	6,948
OPERATING INCOME	738	728	1,729	1,836
OTHER INCOME (DEDUCTIONS)
Investment and other income	93	5	280	15
Allowance for equity funds used during construction	4	5	13	14
Other deductions	(16)	(33)	(48)	(99)
TOTAL OTHER INCOME (DEDUCTIONS)	81	(23)	245	(70)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	819	705	1,974	1,766
INTEREST EXPENSE (INCOME)
Interest on long-term debt	201	194	600	564
Other interest expense	15	3	25	11
Allowance for borrowed funds used during construction	(14)	—	(21)	(8)
NET INTEREST EXPENSE	202	197	604	567
INCOME BEFORE INCOME TAX EXPENSE	617	508	1,370	1,199
INCOME TAX EXPENSE	124	90	232	188
NET INCOME	$493	$418	$1,138	$1,011
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2022	2021	2022	2021
NET INCOME	$493	$418	$1,138	$1,011
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	1	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	—	1	—
COMPREHENSIVE INCOME	$493	$418	$1,139	$1,011
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2022	2021
OPERATING ACTIVITIES
Net income	$1,138	$1,011
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,341	1,267
Deferred income taxes	235	166
Other non-cash items, net	230	21
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(134)	(383)
Allowance for uncollectible accounts – customers	(7)	162
Other receivables and other current assets	(5)	(290)
Accounts receivable from affiliated companies	(66)	18
Prepayments	(559)	(573)
Accounts payable	(12)	(49)
Accounts payable to affiliated companies	4	1
Pensions and retiree benefits obligations, net	101	234
Pensions and retiree benefits contributions	(22)	(430)
Accrued taxes	(3)	(31)
Accrued taxes to affiliated companies	2	6
Accrued interest	109	103
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(553)	(452)
Deferred credits, noncurrent liabilities and other regulatory liabilities	409	533
Other current liabilities	(17)	(63)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,191	1,251
INVESTING ACTIVITIES
Utility construction expenditures	(2,687)	(2,545)
Cost of removal less salvage	(242)	(237)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,929)	(2,782)
FINANCING ACTIVITIES
Net issuance (repayment) of short-term debt	428	(718)
Issuance of long-term debt	—	1,500
Retirement of long-term debt	—	(640)
Debt issuance costs	(1)	(20)
Capital contribution by parent	150	1,101
Dividend to parent	(734)	(741)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(157)	482
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(895)	(1,049)
BALANCE AT BEGINNING OF PERIOD	920	1,067
BALANCE AT END OF PERIOD	$25	$18
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$466	$446
Income taxes	$60	$(2)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$414	$335
Software licenses acquired but unpaid as of end of period	$2	$22
Equipment acquired but unpaid as of end of period	$17	$22
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$25	$920
Accounts receivable – customers, net allowance for uncollectible accounts of $297 and $304 in 2022 and 2021, respectively	1,982	1,841
Other receivables, net allowance for uncollectible accounts of $7 and $19 in 2022 and 2021, respectively	116	121
Taxes receivable	5	5
Accrued unbilled revenue	450	549
Accounts receivable from affiliated companies	104	38
Fuel oil, gas in storage, materials and supplies, at average cost	440	369
Prepayments	771	212
Regulatory assets	271	188
Revenue decoupling mechanism receivable	167	191
Fair value of derivative assets	190	71
Other current assets	146	198
TOTAL CURRENT ASSETS	4,667	4,703
INVESTMENTS	518	608
UTILITY PLANT, AT ORIGINAL COST
Electric	34,177	32,846
Gas	12,044	11,321
Steam	2,895	2,828
General	3,842	3,854
TOTAL	52,958	50,849
Less: Accumulated depreciation	11,818	11,223
Net	41,140	39,626
Construction work in progress	2,066	1,985
NET UTILITY PLANT	43,206	41,611
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2022 and 2021	2	2
NET PLANT	43,208	41,613
OTHER NONCURRENT ASSETS
Regulatory assets	3,396	3,316
Operating lease right-of-use asset	577	545
Pension and retiree benefits	2,178	1,677
Fair value of derivative assets	136	56
Other deferred charges and noncurrent assets	132	137
TOTAL OTHER NONCURRENT ASSETS	6,419	5,731
TOTAL ASSETS	$54,812	$52,655
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Notes payable	$1,789	$1,361
Accounts payable	1,282	1,285
Accounts payable to affiliated companies	22	18
Customer deposits	330	285
Accrued taxes	75	78
Accrued taxes to affiliated companies	12	10
Accrued interest	236	127
Accrued wages	106	103
Fair value of derivative liabilities	50	88
Regulatory liabilities	486	134
System benefit charge	380	372
Operating lease liabilities	99	90
Other current liabilities	340	370
TOTAL CURRENT LIABILITIES	5,207	4,321
NONCURRENT LIABILITIES
Provision for injuries and damages	171	178
Pensions and retiree benefits	640	669
Superfund and other environmental costs	833	850
Asset retirement obligations	514	504
Fair value of derivative liabilities	15	40
Deferred income taxes and unamortized investment tax credits	7,223	6,796
Operating lease liabilities	523	462
Regulatory liabilities	4,215	3,921
Other deferred credits and noncurrent liabilities	215	220
TOTAL NONCURRENT LIABILITIES	14,349	13,640
LONG-TERM DEBT	18,389	18,382
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	16,867	16,312
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$54,812	$52,655
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	235	$589	$6,169	$9,122	$(962)	$(62)	$(7)	$14,849
Net income				465				465
Common stock dividend to parent				(247)				(247)
Capital contribution by parent			125					125
BALANCE AS OF MARCH 31, 2021	235	$589	$6,294	$9,340	$(962)	$(62)	$(7)	$15,192
Net income				128				128
Common stock dividend to parent				(247)				(247)
Capital contribution by parent			851					851
BALANCE AS OF JUNE 30, 2021	235	$589	$7,145	$9,221	$(962)	$(62)	$(7)	$15,924
Net income				418				418
Common stock dividend to parent				(247)				(247)
Capital contribution by parent			125					125
BALANCE AS OF SEPTEMBER 30, 2021	235	$589	$7,270	$9,392	$(962)	$(62)	$(7)	$16,220

BALANCE AS OF DECEMBER 31, 2021	235	$589	$7,269	$9,478	$(962)	$(62)	$—	$16,312
Net income				475				475
Common stock dividend to parent				(245)				(245)
Capital contribution by parent			75					75
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2022	235	$589	$7,344	$9,708	$(962)	$(62)	$1	$16,618
Net income				170				170
Common stock dividend to parent				(245)				(245)
Capital contribution by parent			25					25
BALANCE AS OF JUNE 30, 2022	235	$589	$7,369	$9,633	$(962)	$(62)	$1	$16,568
Net income				493				493
Common stock dividend to parent				(244)				(244)
Capital contribution by parent			50					50
BALANCE AS OF SEPTEMBER 30, 2022	235	$589	$7,419	$9,882	$(962)	$(62)	$1	$16,867

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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2021 and their separate unaudited financial statements (including the combined notes thereto)
included in Part 1, Item 1 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022.

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York, "NY", and northern New Jersey, "NJ", and gas service in southeastern NY. The Clean Energy Businesses, through its subsidiaries, develops, owns and operates renewable and sustainable energy infrastructure projects and provides energy-related products and services to wholesale and retail customers. In October 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables America, LLC, a subsidiary of RWE Aktiengesellschaft. See Note T. Con Edison Transmission invests in and seeks to develop electric transmission projects through its subsidiary, Consolidated Edison Transmission, LLC (CET Electric), and manages, through joint ventures, investments in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET Gas). See “Investments” in Note A.

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

As a result of information made available to Stagecoach as part of the sale process, Stagecoach performed impairment tests that resulted in Stagecoach recording impairment charges of $414 million for the nine months ended September 30, 2021. Accordingly, Con Edison recorded pre-tax impairment losses on its 50 percent interest in Stagecoach of $211 million ($147 million after-tax), including working capital and transaction cost adjustments, within "Investment income/(loss)" on Con Edison's consolidated income statements for the nine months ended September 30, 2021. These charges reduced the carrying value of its investment in Stagecoach to $630 million at June 30, 2021.

Stagecoach's impairment charges and information obtained from the sales processes constituted triggering events for Con Edison's investment in Stagecoach as of March 31, 2021 and June 30, 2021. Con Edison evaluated the carrying value of its investment in Stagecoach for other-than-temporary declines in value using income and market-based approaches. Con Edison determined that the carrying value of its investment in Stagecoach of $667 million and $630 million as of March 31, 2021 and June 30, 2021, respectively, was not impaired. The carrying value of $630 million at June 30, 2021 reflected the final sales price received in July and the remaining amount received in November 2021, including closing adjustments. CET Gas had no remaining investment in Stagecoach as of December 31, 2021 and September 30, 2022.

2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)
In January 2016, Con Edison Gas Pipeline and Storage, LLC (CET Gas), an indirect subsidiary of Con Edison, acquired a 12.5 percent equity interest in MVP, a company developing a proposed 300-mile gas transmission project (the Project) in WV and VA. During 2019, Con Edison exercised its right to limit, and did limit, its cash contributions to the joint venture to approximately $530 million, which reduced CET Gas' interest in MVP to 11.3 percent and 10.2 percent as of December 31, 2020 and 2021, respectively. As of September 30, 2022 CET Gas' interest in MVP is 9.7 percent and is expected to be reduced to 8.0 percent based on the Project's current cost estimate and CET Gas' previous capping of its cash contributions. As of December 31, 2020 and 2021, the Project was approximately 92 percent and 94 percent complete, respectively.

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

Based on the discounted cash flow analyses, Con Edison concluded as of December 31, 2020 and 2021 that the fair value of its investment in MVP declined below its carrying value and the declines were other-than-temporary. Accordingly, Con Edison recorded a pre-tax impairment loss of $320 million ($223 million, after tax) for the year ended December 31, 2020 that reduced the carrying value of its investment in MVP from $662 million to $342 million, with an associated deferred tax asset of $53 million. Additionally, Con Edison recorded a pre-tax impairment loss of $231 million ($162 million, after tax) for the year ended December 31, 2021 that reduced the carrying value of its investment in MVP from $342 million to $111 million with an additional $77 million associated deferred tax asset, totaling a deferred tax asset of $130 million at December 31, 2021 and September 30, 2022. The impairments were recorded within “Investment income (loss)” on Con Edison’s Consolidated Income Statement. In addition, Con Edison did not record non-cash equity in earnings from allowance for funds used during construction from MVP beginning in January 2021 and will continue to refrain from recording such amounts until such time as substantial construction activities resume, which would be indicative of probable Project completion. There were no impairments or substantial changes in the carrying value of Con Edison's investment in MVP for the nine months ended September 30, 2022.

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

For the three and nine months ended September 30, 2022 and 2021, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2022	2021	2022	2021
Net income for common stock	$613	$538	$1,470	$1,122
Weighted average common shares outstanding – basic	354.6	353.4	354.4	346.8
Add: Incremental shares attributable to effect of potentially dilutive securities	1.3	0.7	1.3	0.7
Adjusted weighted average common shares outstanding – diluted	355.9	354.1	355.7	347.5
Net Income per common share – basic	$1.73	$1.52	$4.15	$3.23
Net Income per common share – diluted	$1.72	$1.52	$4.13	$3.23

The computation of diluted EPS for the three and nine months ended September 30, 2021 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and nine months ended September 30, 2022 and 2021, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Beginning balance, accumulated OCI, net of taxes (a)	$10	$(19)	$1	$(7)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax $(1) for Con Edison in 2021 (a)(b)	1	2	—	—
Current period OCI, net of taxes	1	2	—	—
Ending balance, accumulated OCI, net of taxes (a)	$11	$(17)	$1	$(7)
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

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Beginning balance, accumulated OCI, net of taxes (a)	$5	$(25)	$—	$(7)
OCI before reclassifications, net of tax of $(1) for Con Edison in 2022 and 2021	4	2	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) and $(2) for Con Edison in 2022 and 2021, respectively (a)(b)	2	6	1	—
Current period OCI, net of taxes	6	8	1	—
Ending balance, accumulated OCI, net of taxes (a)	$11	$(17)	$1	$(7)
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

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At September 30, 2022 and 2021, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At September 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Cash and temporary cash investments	$78	$66	$25	$18
Restricted cash (a)	163	149	—	—
Total cash, temporary cash investments and restricted cash	$241	$215	$25	$18
(a)Restricted cash included cash of the Clean Energy Businesses' renewable electric project subsidiaries ($163 million and $149 million at September 30, 2022 and 2021, respectively) that, under the related project debt agreements, is restricted to being used for normal operating expenditures, debt service, and required reserves until the various maturity dates of the project debt.

Assets Held for Sale
Generally, a long-lived asset or business to be sold is classified as held for sale in the period in which management, with approval from the Board of Directors, commits to a plan to sell, and a sale is expected to be completed within one year. During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the Clean Energy Businesses. As described further in Note T, on October 1, 2022, Con Edison's management received authority to commit to a plan to sell the Clean Energy Businesses and entered into a purchase and sale agreement. As of September 30, 2022, the Clean Energy Businesses did not meet the held-for-sale criteria, but did meet the criteria subsequent to September 30, 2022, on October 1, 2022. Con Edison records assets and liabilities, once held for sale, at the lower of their carrying value or their estimated fair value less cost to sell, and also stops recording depreciation on assets held for sale.

Fair value is the amount at which an asset, liability or business could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, or may be observable using quoted market prices. Con Edison used a market approach consisting of the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine the fair value of the Clean Energy Businesses in October 2022, and subtracted estimated costs to sell from that calculated fair value. The resulting net fair value of the Clean Energy Businesses exceeded the carrying value of the Clean Energy Businesses, and accordingly no impairments were noted.

The sale of the Clean Energy Businesses does not represent a strategic shift that has or will have a major effect on Con Edison, and as such, does not qualify for treatment as a discontinued operation.

For further information, see Note T.

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

CECONY – Electric and Gas
Pursuant to its electric and gas rate plans, CECONY recorded $92 million of earnings for the year ended December 31, 2021 of earnings adjustment mechanisms and positive incentives, primarily reflecting the achievement of certain energy efficiency measures. For the nine months ended September 30, 2022, CECONY recorded a reduction in the amount of previously recorded earnings adjustment mechanisms of $4.9 million.

O&R NY – Electric and Gas
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

In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect, commencing December 1, 2021 through December 31, 2022, $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. The company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. Pursuant to the November 2021 order, the company also established a recovery mechanism for CECONY to collect, commencing January 2023 through December 2023, $19 million and $4 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2021 and the company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. In addition, pursuant to the November 2021 order, CECONY established a reserve of $7 million toward addressing customer arrearages for the year ended December 31, 2021 that, pursuant to a June 2022 NYSPSC order discussed below, was used to fund a portion of the COVID-19 arrears assistance program for low-income customers. The order also established a surcharge recovery or surcredit mechanism for any late payment charges and fee deferrals, subject to offsetting related savings resulting from the COVID-19 pandemic, for 2022 starting in January 2024 over a twelve-month period. CECONY resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on September 3, 2021 and October 1, 2021, respectively. Pursuant to the October 2021 joint proposal for new electric and gas rates for O&R that was approved by the NYSPSC in April 2022. O&R recorded late payment charges and fees that were not billed for the years ended December 31, 2020 and December 31, 2021 of $1.7 million and $2.4 million, respectively, as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. See “Rate Plans,” above. O&R resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on October 1, 2021.

The Utilities’ NY rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. The total reserve increases to the allowance for uncollectible accounts from January 1, 2020 through September 30, 2022 reflecting the impact of the COVID-19 pandemic for CECONY electric and gas operations and O&R electric and gas operations were $232 million and $3 million, respectively, and were deferred pursuant to the legislative, regulatory and related actions provisions of the rate plans as a result of the New York State on PAUSE and related executive orders, that have since been lifted, as described above. The Utilities’ NY rate plans also provide for an allowance for write-offs of customer accounts receivable balances. The above amounts deferred pursuant to the legislative, regulatory and related actions provisions were reduced by the amount that the actual write-offs of customer accounts receivable balances were below the allowance reflected in rates which differences were $19 million and $1 million for CECONY and O&R, respectively, from March 1, 2020 through September 30, 2022.

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

In April 2021, NY passed a law that created a program that allows eligible residential renters in NY who require assistance with rent and utility bills to have up to twelve months of electric and gas utility bill arrears forgiven, provided that such arrears were accrued on or after March 13, 2020. The program is administered by the State Office of Temporary and Disability Assistance (OTDA) in coordination with the NYSDPS (the OTDA Program). Under the OTDA Program, CECONY and O&R qualify for a refundable tax credit for NY gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are waived and certified by the NYSPSC. OTDA may also use the program funds to provide additional Home Energy Assistance Program payments to the Utilities on behalf of low-income customers.

In April 2022, NY approved the 2022-2023 state budget, which included $250 million for addressing statewide residential utility customers' arrears balances accrued from March 7, 2020 through March 1, 2022. In June 2022, the NYSPSC issued an order implementing a COVID-19 arrears assistance program that provides credits towards reducing the arrears balances of low-income electric and gas customers of CECONY and O&R. At the time the order was issued, the Utilities’ eligible arrears balances were estimated to be $340 million, comprised of: (1) $164.5 million and $1.6 million of the funding allocated pursuant to the NY budget to CECONY and O&R, respectively, and (2) a surcharge mechanism for recovery of the remaining eligible credit amounts over a four- year period commencing after credits are issued for CECONY and over a one year period commencing after credits are issued for O&R. Pursuant to the order, CECONY and O&R agreed not to seek recovery of incremental financing costs incurred associated with low-income customers' arrears from March 2020 through March 2022 of $11 million, most of which is attributable to CECONY, in addition to the $7 million reserve established by CECONY for the year ended December 31, 2021, as described above. The amounts available to credit the arrears balances of low-income CECONY and O&R customers pursuant to the June 2022 order may be reduced by amounts credited pursuant to the OTDA Program.

For the three and nine months ended September 30, 2022, CECONY issued total credits of $265.8 million and $315.1 million, respectively and O&R issued total credits of $4.7 million and $5.5 million, respectively, towards reducing customers’ accounts receivable balances. For the three and nine months ended September 30, 2022, the total credits for CECONY were comprised of: $148.4 million pursuant to the NY funding; $89.6 million that will be recovered via a surcharge mechanism that began September 1, 2022, as described above; the $7 million reserve for CECONY described above; and $20.9 million and $70.1 million, respectively, in qualified tax credits and payments pursuant to the OTDA Program described above. For the three and nine months ended September 30, 2022, the total credits for O&R were comprised of: $1.6 million pursuant to the NY funding; $2.7 million that will be recovered via a surcharge mechanism that began September 1, 2022, as described above; and $0.4 million and $1.2 million, respectively, in qualified tax credits and payments pursuant to the OTDA Program described above. At September 30, 2022, the customer accounts receivable balances at CECONY and O&R were $2,279 million and $109 million, respectively.

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

In July 2020, the NJBPU authorized RECO and other NJ utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to the COVID-19 pandemic beginning on March 9, 2020, and has extended such deferrals through December 31, 2022. RECO is required to file its verified COVID-19 cost recovery petition by no later than March 2, 2023. RECO deferred net incremental COVID-19 related costs of $0.4 million through September 30, 2022.

Gas Safety
In April 2020, the NYSPSC issued an order that extended the deadlines to complete certain gas inspections by all New York gas utilities, including CECONY and O&R, from April 1, 2020 to August 1, 2020. The deadlines were subsequently extended to September 2, 2020 and June 1, 2022. CECONY and O&R have taken all reasonable measures to complete such inspections. As of June 1, 2022, O&R completed all of its required inspections and CECONY substantially completed its required inspections. CECONY is unable to estimate the amount or range of its possible loss, if any, related to this matter. At September 30, 2022, CECONY had not accrued a liability related to this matter.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes. The understatement was related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets that were not reflected in O&R’s rate plans prior to 2014, CECONY’s electric and gas rate plans prior to 2015 and 2016, respectively, and is currently not reflected in CECONY’s steam rate plan. This understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) that is expected to confirm, among other things, that in order to comply with IRS normalization rules, such understatement may not be corrected through a write-down of a portion of the regulatory asset and must be corrected through an increase in future years’ revenue requirements. The regulatory asset ($1,147 million and $23 million for CECONY and O&R, respectively, as of September 30, 2022) and ($1,176 million and $26 million for CECONY and O&R, respectively, as of December 31, 2021) is netted against the future income tax regulatory liability on the Companies’ consolidated balance sheet. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At September 30, 2022, the Utilities had not accrued a liability related to this matter.

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

In April 2021, the Department of Energy (DOE) issued a request for information to assist the DOE in developing orders and/or regulations to secure the United States’ critical electric infrastructure. Separately, in September 2021, the Cybersecurity and Infrastructure Security Agency and the National Institute of Standards and Technology issued preliminary cybersecurity goals for critical infrastructure control systems, with final voluntary goals issued in October 2022. The Companies are unable to predict the impact on them of any orders or regulations that may be adopted regarding critical infrastructure.

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

Regulatory Assets and Liabilities
Regulatory assets and liabilities at September 30, 2022 and December 31, 2021 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Regulatory assets
Environmental remediation costs	$919	$938	$840	$860
System peak reduction and energy efficiency programs	546	285	546	284
Pension and other postretirement benefits deferrals	369	496	325	435
Revenue taxes	428	395	409	378
COVID-19 pandemic deferrals	275	282	272	277
Deferred storm costs	270	276	168	158
Property tax reconciliation	142	202	140	202
MTA power reliability deferral	104	140	104	140
Gas Service Line Deferred Costs	107	100	107	100
COVID-19 arrears relief program deferral	91	—	88	—
Municipal infrastructure support costs	33	44	33	44
Brooklyn Queens demand management program	33	36	33	36
Deferred derivative losses - long term	32	51	27	45
Meadowlands heater odorization project	27	29	27	29
Unrecognized pension and other postretirement costs	24	128	10	110
Non-wire alternative projects	23	23	23	23
Legacy meters	20	2	—	—
Preferred stock redemption	19	20	19	20
Recoverable REV demonstration project costs	17	16	17	15
Gate station upgrade project	14	14	14	14
Unamortized loss on reacquired debt	12	16	11	14
Other	200	146	183	132
Regulatory assets – noncurrent	3,705	3,639	3,396	3,316
Deferred derivative losses - short term	91	141	88	133
Recoverable energy costs	191	65	183	55
Regulatory assets – current	282	206	271	188
Total Regulatory Assets	$3,987	$3,845	$3,667	$3,504
Regulatory liabilities
Future income tax	$1,819	$1,984	$1,681	$1,840
Allowance for cost of removal less salvage	1,238	1,199	1,063	1,033
Unrecognized pension and other postretirement costs	429	32	368	—
Net unbilled revenue deferrals	126	209	126	209
Deferred derivative gains - long term	152	61	134	55
Pension and other postretirement benefit deferrals	130	102	85	55
2022 Late Payment Charge Deferral	92	—	92	—
Net proceeds from sale of property	78	103	77	103
System benefit charge carrying charge	72	70	67	63
Property tax refunds	37	35	35	35
TCJA net benefits*	30	125	29	123
Sales and use tax refunds	28	17	27	16
BQDM and REV Demo reconciliations	24	25	21	22
COVID-19 pandemic uncollectible reconciliation deferral	20	—	19	—
Earnings sharing - electric, gas and steam	13	13	10	10
Workers' compensation	11	8	11	8
Settlement of prudence proceeding	6	6	6	6
Energy efficiency portfolio standard unencumbered funds	5	15	7	19
Settlement of gas proceedings	4	12	4	12
Other	403	365	353	312
Regulatory liabilities – noncurrent	4,717	4,381	4,215	3,921
Deferred derivative gains - short term	521	142	482	132
Refundable energy costs	34	32	4	2
Revenue decoupling mechanism	13	11	—	—
Regulatory liabilities – current	568	185	486	134
Total Regulatory Liabilities	$5,285	$4,566	$4,701	$4,055
* See "Other Regulatory Matters," above.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the nine months ended September 30, 2022 and 2021 was 1.75 percent and 1.80 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($2,221 million and $1,962 million for Con Edison, and $2,024 million and $1,751 million for CECONY at September 30, 2022 and December 31, 2021, respectively). Regulatory assets of RECO for which a cash outflow has been made ($21 million and $25 million at September 30, 2022 and December 31, 2021, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At September 30, 2022 and December 31, 2021, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Unrecognized pension and other postretirement costs	$24	$128	$10	$110
Environmental remediation costs	913	928	833	850
Revenue taxes	408	375	392	359
COVID-19 Deferral for Uncollectible Accounts Receivable	236	236	232	231
Deferred derivative losses - current	91	141	88	134
Deferred derivative losses - long term	32	51	27	45
Other	62	24	61	24
Total	$1,766	$1,883	$1,643	$1,753
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

Note C – Capitalization
In June 2022, Con Edison redeemed at maturity $293 million of 8.71 percent senior unsecured notes.

In November 2022, O&R issued $100 million aggregate principal amount of 5.70 percent debentures, due 2032.
The carrying amounts and fair values of long-term debt at September 30, 2022 and December 31, 2021 were:

(Millions of Dollars)	2022		2021
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$22,673	$19,311	$23,044	$26,287
CECONY	$18,389	$15,465	$18,382	$21,382
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $216 million and $186 million for Con Edison and CECONY, respectively, as of September 30, 2022 and $226 million and $193 million for Con Edison and CECONY, respectively, as of December 31, 2021.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at September 30, 2022 are classified as Level 2 liabilities (see Note O).

Note D – Short-Term Borrowing
At September 30, 2022, Con Edison had $1,941 million of commercial paper outstanding of which $1,789 million was outstanding under CECONY’s program. The weighted average interest rate at September 30, 2022 was 3.4 percent for both Con Edison and CECONY. At December 31, 2021, Con Edison had $1,488 million of commercial paper outstanding of which $1,361 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2021 was 0.3 percent for both Con Edison and CECONY.

At September 30, 2022 and December 31, 2021, no loans were outstanding under the Companies' December 2016 credit agreement (Credit Agreement). An immaterial amount of letters of credit were outstanding under the Credit Agreement as of September 30, 2022 and December 31, 2021.

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

In June 2022, Con Edison entered into and borrowed $400 million under a 364-Day Senior Unsecured Term Loan Credit Agreement (the June 2022 Term Loan Credit Agreement) under which a bank is committed, until November 30, 2022, to provide to Con Edison one or more tranches of incremental term loans in an aggregate amount not to exceed $200 million, in addition to the $400 million borrowed on June 30, 2022. The bank’s commitments under the agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by Con Edison, the bank may terminate its commitments and declare the loans, accrued interest and any other amounts due by Con Edison immediately due and payable. Events of default include Con Edison exceeding at any time a ratio of consolidated debt to consolidated total capital of 0.65 to 1; Con Edison or its subsidiaries having liens on its or their assets in an aggregate amount exceeding 5 percent of Con Edison’s consolidated total capital, subject to certain exceptions; Con Edison or its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Subject to certain exceptions, the commitments and any term loans issued under the June 2022 Term Loan Credit Agreement are subject to mandatory termination and prepayment with the net cash proceeds of certain equity issuances or asset sales by Con Edison.

In August 2022, the Clean Energy Businesses entered into and borrowed $150 million under a 364-Day Senior Unsecured Term Loan Credit Agreement, which is guaranteed by Con Edison and includes customary terms and conditions. Upon a change of control of the Clean Energy Businesses, the bank may declare the loan, accrued interest and any other amounts due by the Clean Energy Businesses immediately due and payable if the bank does not consent to a guarantee from the successor company, which consent may not be unreasonably withheld. Upon an event of default of the Clean Energy Businesses, the bank may declare the loan, accrued interest and any other amounts due by the Clean Energy Businesses immediately due and payable. See Note H.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Service cost – including administrative expenses	$72	$85	$67	$80
Interest cost on projected benefit obligation	126	118	119	111
Expected return on plan assets	(292)	(274)	(277)	(260)
Recognition of net actuarial loss	94	197	89	187
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT COST/(CREDIT)	$(4)	$122	$(7)	$113
Cost capitalized	(32)	(41)	(30)	(39)
Reconciliation to rate level	63	(54)	59	(52)
Total expense recognized	$27	$27	$22	$22

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Service cost – including administrative expenses	$215	$257	$202	$241
Interest cost on projected benefit obligation	379	353	357	332
Expected return on plan assets	(876)	(822)	(832)	(779)
Recognition of net actuarial loss	283	590	268	559
Recognition of prior service credit	(12)	(12)	(15)	(15)
TOTAL PERIODIC BENEFIT COST/(CREDIT)	($11)	$366	($20)	$338
Cost capitalized	(100)	(120)	(95)	(113)
Reconciliation to rate level	192	(165)	182	(158)
Total expense recognized	$81	$81	$67	$67

Components of net periodic benefit cost other than service cost are presented outside of operating income on the Companies' consolidated income statements, and only the service cost component is eligible for capitalization. Accordingly, the service cost component is included in the line "Other operations and maintenance" and the non-service cost components are included in the lines "Investment and other income" and "Other deductions" in the Companies' consolidated income statements. The increase in the "Pension and retiree benefits" asset on the Companies' consolidated balance sheets from December 31, 2021 to September 30, 2022 is primarily due to favorable plan liability experience.

Expected Contributions
Based on estimates as of September 30, 2022, the Companies expect to make contributions to the pension plans during 2022 of $31 million (of which $18 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first nine months of 2022, the Companies contributed $25 million to the pension plans, $13 million of which was contributed by CECONY. CECONY also contributed $17 million to the external trust for its non-qualified supplemental plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Service cost - including administrative expenses	$5	$2	$4	$1
Interest cost on projected other postretirement benefit obligation	8	7	8	6
Expected return on plan assets	(18)	(17)	(14)	(14)
Recognition of net actuarial loss/(gain)	(4)	4	(3)	3
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$(9)	($4)	$(5)	$(4)
Cost capitalized	(2)	(3)	(2)	(3)
Reconciliation to rate level	7	7	6	6
Total credit recognized	$(4)	$—	$(1)	$(1)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Service cost - including administrative expenses	$14	$15	$11	$11
Interest cost on projected other postretirement benefit obligation	26	23	23	19
Expected return on plan assets	(54)	(51)	(43)	(41)
Recognition of net actuarial loss/(gain)	(11)	17	(7)	13
Recognition of prior service credit	(1)	(2)	—	(1)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT COST/(CREDIT)	$(26)	$2	$(16)	$1
Cost capitalized	(6)	(9)	(5)	(7)
Reconciliation to rate level	22	7	18	2
Total credit recognized	$(10)	$—	$(3)	$(4)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Contributions
As of September 30, 2022, the Companies contributed $9 million (all of which was made by CECONY) to the other postretirement benefit plans in 2022. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2022 and December 31, 2021 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Accrued Liabilities:
Manufactured gas plant sites	$833	$845	$744	$755
Other Superfund Sites	90	95	89	95
Total	$923	$940	$833	$850
Regulatory assets	$919	$938	$840	$860

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
Environmental remediation costs incurred related to Superfund Sites for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Remediation costs incurred	$3	$7	$3	$7

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Remediation costs incurred	$17	$21	$16	$20

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and nine months ended September 30, 2022 and 2021.
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

Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At September 30, 2022, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at September 30, 2022 and December 31, 2021 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$62	$65	$59	$62
Regulatory liabilities – workers’ compensation	$11	$8	$11	$8

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, the company accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, which estimated liability did not change as of September 30, 2022.

Other Contingencies
For additional contingencies, see "COVID-19 Regulatory Matters" and "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $2,232 million and $2,157 million at September 30, 2022 and December 31, 2021, respectively.
A summary, by type and term, of Con Edison's total guarantees under these agreements at September 30, 2022 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$442	$—	$—	$442
Energy transactions	493	22	292	807
Renewable electric projects	332	69	360	761
Other	222	—	—	222
Total	$1,489	$91	$652	$2,232

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

Other — Other guarantees include a $70 million guarantee provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the operation of solar energy facilities and energy service projects of the Clean Energy Businesses. Other guarantees also include a guarantee provided by Con Edison in connection with the Clean Energy Businesses’ obligations under a $150 million, 364-Day Senior Unsecured Term Loan Credit Agreement. See Note D.

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Operating lease cost	$22	$22	$17	$16
Operating lease cash flows	$11	$10	$5	$6

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Operating lease cost	$66	$65	$50	$49
Operating lease cash flows	$28	$26	$13	$15

As of September 30, 2022 and December 31, 2021, assets recorded as finance leases were $2 million for Con Edison and $1 million for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $4 million and $2 million, respectively.

For the three and nine months ended September 30, 2022 and 2021, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $5 million and $3 million, respectively, for the three months ended September 30, 2022 and $76 million and $67 million, respectively, for the nine months ended September 30, 2022. Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $15 million and $5 million, respectively, for the three months ended September 30, 2021 and $32 million and $7 million, respectively, for the nine months ended September 30, 2021.

Other information related to leases for Con Edison and CECONY at September 30, 2022 and December 31, 2021 were as follows:

	Con Edison		CECONY
	2022	2021	2022	2021
Weighted Average Remaining Lease Term:
Operating leases	18.2 years	18.5 years	12.6 years	12.1 years
Finance leases	7.2 years	7.1 years	2.5 years	3.1 years
Weighted Average Discount Rate:
Operating leases	4.3%	4.3%	3.7%	3.5%
Finance leases	1.9%	1.8%	1.0%	1.1%

Future minimum lease payments under non-cancellable leases at September 30, 2022 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending September 30,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2023	$84	$—	$63	$—
2024	81	1	62	1
2025	82	—	63	—
2026	81	—	63	—
2027	81	—	64	—
All years thereafter	963	1	472	—
Total future minimum lease payments	$1,372	$2	$787	$1
Less: imputed interest	(469)	—	(165)	—
Total	$903	$2	$622	$1
Reported as of September 30, 2022
Operating lease liabilities (current)	$131	$—	$99	$—
Operating lease liabilities (noncurrent)	772	—	523	—
Other noncurrent liabilities	—	2	—	1
Total	$903	$2	$622	$1

At September 30, 2022, the Companies had an additional operating lease agreement that had not yet commenced, for a solar electric facility under construction by the Clean Energy Businesses, for which the present value of the lease payments is $3 million. This lease is expected to commence within one year, with a lease term of approximately 40 years.

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three and nine months ended September 30, 2022 and 2021.

Note J – Income Tax
Con Edison’s income tax expense increased to $160 million for the three months ended September 30, 2022 from $127 million for the three months ended September 30, 2021. The increase in income tax expense is primarily due to higher income before income tax expense, higher state income taxes and assistance received from a New York State COVID-19 arrears program in 2022 (see “COVID-19 Regulatory Matters” in Note B), offset in part by higher income attributable to non-controlling interest and lower reserve for injuries and damages.

CECONY’s income tax expense increased to $124 million for the three months ended September 30, 2022 from $90 million for the three months ended September 30, 2021. The increase in income tax expense is primarily due to higher income before income tax expense, higher state income taxes, assistance received from a New York State COVID-19 arrears program in 2022 (see “COVID-19 Regulatory Matters” in Note B) and the absence of a favorable tax adjustment from a prior year tax return due to an increase in the general business tax credits, offset in part by lower reserve for injuries and damages.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended September 30, 2022 and 2021 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2022	2021	2022	2021
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	6	5	5	5
Amortization of excess deferred federal income taxes	(6)	(7)	(7)	(8)
Taxes attributable to non-controlling interest	—	4	—	—
Cost of removal	1	1	1	1
Other plant-related items	—	(1)	—	(1)
Renewable energy credits	(1)	(1)	—	—
Allowance for uncollectible accounts, net of COVID-19 assistance	—	—	1	—
Injuries and damages reserve	—	—	—	1
Prior period federal income tax return adjustments	—	(1)	—	(1)
Other	—	—	(1)	—
Effective tax rate	21%	21%	20%	18%

Con Edison’s income tax expense increased to $330 million for the nine months ended September 30, 2022 from $194 million for the nine months ended September 30, 2021. The increase in income tax expense is primarily due to higher income before income tax expense, higher state income taxes and an increase in the reserve for uncertain tax positions for prior years at the Clean Energy Businesses, offset in part by a lower loss attributable to non-controlling interest and an increase in research and development credits from prior years at the Utilities.

CECONY’s income tax expense increased to $232 million for the nine months ended September 30, 2022 from $188 million for the nine months ended September 30, 2021. The increase in income tax expense is primarily due to higher income before income tax expense, higher state income taxes and lower flow-through tax benefits in 2022 for plant-related items, offset in part by higher research and development credits from prior years.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the nine months ended September 30, 2022 and 2021 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2022	2021	2022	2021
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	6	5	5	5
Amortization of excess deferred federal income taxes	(8)	(11)	(10)	(11)
Taxes attributable to non-controlling interest	1	3	—	—
Cost of removal	1	2	2	2
Other plant-related items	—	(1)	(1)	(1)
Renewable energy credits	(2)	(2)	—	—
Other	—	(1)	—	—
Effective tax rate	19%	16%	17%	16%

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

Uncertain Tax Positions
As a result of an unfavorable settlement reached at appeals with the IRS in the second quarter of 2022, the Clean Energy Businesses increased its reserve for uncertain tax positions for prior years by $5 million. At September 30, 2022, the estimated liability for uncertain tax positions for Con Edison was $21 million ($7 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $17 million of various federal uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is $4 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $21 million, with $7 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the nine months ended September 30, 2022 and 2021, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At September 30, 2022 and December 31, 2021, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three and nine months ended September 30, 2022 and 2021, revenue from contracts with customers as defined in Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$3,165	$(88)	$3,077	$2,776	$(46)	$2,730
Gas	409	5	414	305	2	307
Steam	55	3	58	52	3	55
Total CECONY	$3,629	$(80)	$3,549	$3,133	$(41)	$3,092
O&R
Electric	256	(4)	252	229	(6)	223
Gas	29	10	39	32	2	34
Total O&R	$285	$6	$291	$261	$(4)	$257
Clean Energy Businesses
Renewables	197	—	197	185	—	185
Energy services	13	—	13	65	—	65
Develop/Transfer Projects	37	—	37	14	—	14
Other	—	78	78	—	—	—
Total Clean Energy Businesses	$247	$78	$325	$264	$—	$264
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	(1)	(1)	—	(1)	(1)
Total Con Edison	$4,162	$3	$4,165	$3,659	$(46)	$3,613
(a) For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their NY electric and gas rate plans (see "Rate Plans" in Note B). For the Clean Energy Businesses, this includes revenue from wholesale services.
(b)    Parent company and consolidation adjustments.

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$7,525	$(124)	$7,401	$6,695	$(34)	$6,661
Gas	2,090	37	2,127	1,699	31	1,730
Steam	436	8	444	383	10	393
Total CECONY	$10,051	$(79)	$9,972	$8,777	$7	$8,784
O&R
Electric	595	(1)	594	535	(13)	522
Gas	217	2	219	184	(7)	177
Total O&R	$812	$1	$813	$719	$(20)	$699
Clean Energy Businesses
Renewables	524	—	524	519	—	519
Energy services	57	—	57	168	—	168
Develop/Transfer Projects	56	—	56	26	—	26
Other	—	220	220	—	66	66
Total Clean Energy Businesses	$637	$220	$857	$713	$66	$779
Con Edison Transmission	3	—	3	3	—	3
Other (b)	—	(6)	(6)	—	(4)	(4)
Total Con Edison	$11,503	$136	$11,639	$10,212	$49	$10,261
(a) For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their NY electric and gas rate plans (see "Rate Plans" in Note B). For the Clean Energy Businesses, this includes revenue from wholesale services.
(b)    Parent company and consolidation adjustments.

	2022			2021
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$35	$7		$11	$41
Additions (c)	103	—		174	—
Subtractions (c)	81	4	(d)	127	31	(d)
Ending balance as of September 30,	$57	$3		$58	$10
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
(d)Of the subtractions from unearned revenue, $4 million and $31 million were included in the balances as of January 1, 2022 and 2021, respectively.

As of September 30, 2022, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services was $303 million, of which $265 million will be recognized within the next two years, and the remaining $38 million will be recognized pursuant to long-term service and maintenance agreements.

Utilities' Assessment of Late Payment Charges
In March 2020, the Utilities began suspending new late payment charges and certain other fees for all customers.
For the three months ended September 30, 2021, the estimated amount of these revenues was $12 million and $11 million for Con Edison and CECONY, respectively. For the nine months ended September 30, 2021, the estimated amount of these revenues was $49 million and $46 million for Con Edison and CECONY, respectively. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect, commencing December 1, 2021 through December 31, 2022, $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. In April 2022, the NYSPSC approved the October 2021 O&R NY joint proposal for new electric and gas rate plans for the three-year period January 2022 through December 2024 that includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years; reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024. CECONY resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic in September 2021 and October 2021, respectively. O&R resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic in October 2021. See "COVID-19 Regulatory Matters" in Note B.

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
The Clean Energy Businesses’ customer accounts receivable balance generally reflects the management of energy supply assets, energy-efficiency services to government and commercial customers, and the engineering, procurement, and construction services of renewable energy projects. The Clean Energy Businesses calculate an allowance for uncollectible accounts related to their energy services customers based on an aging and customer-specific analysis. The amount of such reserves was not material at September 30, 2022 and December 31, 2021.
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
Starting in 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The decreases to the allowance for customer uncollectible accounts for Con Edison and CECONY were $31 million and $27 million, respectively for the three months ended September 30, 2022 and $12 million and $7 million, respectively, for the nine months ended September 30, 2022. The decreases primarily resulted from the credits issued pursuant to the New York State COVID-19 arrears assistance programs. See "COVID-19 Regulatory Matters" in Note B. The increases to the allowance for uncollectible accounts for Con Edison and CECONY were $38 million for the three months ended September 30, 2021 and $165 million and $162 million, respectively, for the nine months ended September 30, 2021.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a rollforward by major portfolio segment type for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021
Allowance for credit losses
Beginning Balance at July 1,	$336	$275	$9	$7	$324	$262	$7	$4
Recoveries	4	3	—	—	4	3	—	—
Write-offs	2	(24)	(2)	—	4	(23)	(1)	—
Reserve adjustments	(37)	59	2	—	(35)	58	1	1
Ending Balance September 30,	$305	$313	$9	$7	$297	$300	$7	$5

	For the Nine Months Ended September 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021
Allowance for credit losses
Beginning Balance at January 1,	$317	$148	$22	$7	$304	$138	$19	$4
Recoveries	13	9	—	—	12	8	—	—
Write-offs	(62)	(66)	(5)	(1)	(56)	(62)	(3)	—
Reserve adjustments	37	222	(8)	1	37	216	(9)	1
Ending Balance September 30,	$305	$313	$9	$7	$297	$300	$7	$5

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021
CECONY
Electric	$3,077	$2,730	$5	$5	$324	$324	$843	$834
Gas	414	307	2	2	93	82	(40)	(48)
Steam	58	55	19	18	24	23	(65)	(58)
Consolidation adjustments	—	—	(26)	(25)	—	—	—	—
Total CECONY	$3,549	$3,092	$—	$—	$441	$429	$738	$728
O&R
Electric	$252	$223	$—	$—	$18	$18	$61	$55
Gas	39	34	—	—	7	6	(10)	(8)
Total O&R	$291	$257	$—	$—	$25	$24	$51	$47
Clean Energy Businesses	$325	$264	$—	$—	$60	$58	$104	$79
Con Edison Transmission	1	1	—	—	—	—	(2)	(2)
Other (a)	(1)	(1)	—	—	(1)	1	(2)	(2)
Total Con Edison	$4,165	$3,613	$—	$—	$525	$512	$889	$850
(a) Parent company and consolidation adjustments. Other does not represent a business segment.

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021
CECONY
Electric	$7,401	$6,661	$14	$14	$994	$959	$1,233	$1,337
Gas	2,127	1,730	6	6	275	239	511	490
Steam	444	393	57	55	72	69	(15)	9
Consolidation adjustments	—	—	(77)	(75)	—	—	—	—
Total CECONY	$9,972	$8,784	$—	$—	$1,341	$1,267	$1,729	$1,836
O&R
Electric	$594	$522	$—	$—	$53	$52	$85	$78
Gas	219	177	—	—	20	19	25	30
Total O&R	$813	$699	$—	$—	$73	$71	$110	$108
Clean Energy Businesses	$857	$779	$—	$—	$178	$172	$248	$196
Con Edison Transmission	3	3	—	—	1	1	(8)	(7)
Other (a)	(6)	(4)	—	—	—	—	(5)	(4)
Total Con Edison	$11,639	$10,261	$—	$—	$1,593	$1,511	$2,074	$2,129
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

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at September 30, 2022 and December 31, 2021 were:

(Millions of Dollars)	2022				2021
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$667	$(415)	$252	(b)(c)	$285	$(158)	$127	(b)
Noncurrent	303	(53)	250	(c)	90	(13)	77	(d)
Total fair value of derivative assets	$970	$(468)	$502		$375	$(171)	$204
Fair value of derivative liabilities
Current	$(212)	$142	$(70)	(b)	$(289)	$137	$(152)	(d)
Noncurrent	(68)	37	(31)		(94)	10	(84)	(d)
Total fair value of derivative liabilities	$(280)	$179	$(101)		$(383)	$147	$(236)
Net fair value derivative assets/(liabilities)	$690	($289)	$401		$(8)	$(24)	$(32)
CECONY
Fair value of derivative assets
Current	$521	$(335)	$186	(b)	$135	$(64)	$71	(b)
Noncurrent	181	(45)	136		71	(15)	56
Total fair value of derivative assets	$702	$(380)	$322		$206	$(79)	$127
Fair value of derivative liabilities
Current	$(134)	$84	$(50)		$(131)	$43	$(88)
Noncurrent	(50)	35	(15)		(50)	10	(40)
Total fair value of derivative liabilities	$(184)	$119	$(65)		$(181)	$53	$(128)
Net fair value derivative assets/(liabilities)	$518	$(261)	$257		$25	$(26)	$(1)
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
(b)At September 30, 2022, margin deposits for Con Edison ($4 million and an immaterial amount) were classified as derivative assets and derivative liabilities, respectively, and for CECONY $4 million was classified as derivative assets on the consolidated balance sheet, but not included in the table. At December 31, 2021 margin deposits for Con Edison and CECONY of $1 million and an immaterial amount, respectively, were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.
(c)Includes amounts for interest rate swaps of $21 million in current assets and $84 million in noncurrent assets. At September 30, 2022, the Clean Energy Businesses had interest rate swaps with notional amounts of $996 million. The expiration dates of the swaps range from 2025-2041.
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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2022 and 2021:

		For the Three Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2022	2021	2022	2021
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$31	$296	$30	$279
Noncurrent	Deferred derivative gains	23	70	17	66
Total deferred gains/(losses)		$54	$366	$47	$345
Current	Deferred derivative losses	$41	$(4)	$37	$(3)
Current	Recoverable energy costs	168	17	152	13
Noncurrent	Deferred derivative losses	49	(61)	45	(55)
Total deferred gains/(losses)		$258	$(48)	$234	$(45)
Net deferred gains/(losses)		$312	$318	$281	$300
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$(2)	$2	$—	$—
	Non-utility revenue	(1)	(23)	—	—
	Other operations and maintenance expense	(1)	1	(1)	1
	Other interest expense (a)	49	11	—	—
Total pre-tax gains/(losses) recognized in income		$45	$(9)	($1)	$1
(a)See (b) below.

		For the Nine Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2022	2021	2022	2021
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$379	$443	$350	$415
Noncurrent	Deferred derivative gains	91	106	79	97
Total deferred gains/(losses)		$470	$549	$429	$512
Current	Deferred derivative losses	$50	$25	$45	$22
Current	Recoverable energy costs	357	(30)	324	(29)
Noncurrent	Deferred derivative losses	19	(16)	18	(13)
Total deferred gains/(losses)		$426	$(21)	$387	$(20)
Net deferred gains/(losses) (a)		$896	$528	$816	$492
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$1	$4	$—	$—
	Non-utility revenue	(23)	(22)	—	—
	Other operations and maintenance expense	4	5	4	5
	Other interest expense (b)	158	45	—	—
Total pre-tax gains/(losses) recognized in income		$140	$32	$4	$5
(a)Unrealized net deferred gains on electric and gas derivatives for the Utilities increased as a result of higher electric and gas commodity prices during the nine months ended September 30, 2022. Upon settlement, short-term deferred derivative gains generally reduce the recoverable costs of electric and gas purchases.
(b)Gains recognized in other interest expense relate to interest rate swaps at the Clean Energy Businesses. The gains recognized are consistent with the increasing interest rate environment in 2022.
The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at September 30, 2022:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	29,387,725	36,037	289,274,503	672,000
CECONY	27,281,075	22,350	272,830,000	672,000
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
At September 30, 2022, Con Edison and CECONY had $859 million and $543 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $110 million with independent system operators, $61 million with non-investment grade/non-rated counterparties, $222 million with commodity exchange brokers, and $466 million with investment-grade counterparties. CECONY’s net credit exposure consisted of $169 million with commodity exchange brokers and $374 million with investment-grade counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at September 30, 2022:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$116	$55
Collateral posted	100	100
Additional collateral (b) (downgrade one level from current ratings)	25	—
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	59	20
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post $6 million of additional collateral at September 30, 2022. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At September 30, 2022, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $96 million.

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

For information on the measurement of Con Edison's investment in MVP, which was measured at fair value on a non-recurring basis, see Note A. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are summarized below.

	2022					2021
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$189	$610	$37	$(435)	$401	$95	$260	$17	$(171)	$201
Interest rate swaps (a)(b)(c)	—	105	—	—	105	—	4	—	—	4
Other (a)(b)(d)	415	116	—	—	531	492	135	—	—	627
Total assets	$604	$831	$37	$(435)	$1,037	$587	$399	$17	$(171)	$832
Derivative liabilities:
Commodity (a)(b)(c)	$17	$211	$21	$(148)	$101	$33	$266	$28	$(148)	$179
Interest rate swaps (a)(b)(c)	—	—	—	—	—	—	57	—	—	57
Total liabilities	$17	$211	$21	$(148)	$101	$33	$323	$28	$(148)	$236
CECONY
Derivative assets:
Commodity (a)(b)(c)	$170	$497	$9	$(350)	$326	$67	$138	$1	$(79)	$127
Other (a)(b)(d)	400	110	—	—	510	474	127	—	—	601
Total assets	$570	$607	$9	$(350)	$836	$541	$265	$1	$(79)	$728
Derivative liabilities:
Commodity (a)(b)(c)	$5	$144	$9	$(93)	$65	$1	$172	$8	$(53)	$128
Total liabilities	$5	$144	$9	$(93)	$65	$1	$172	$8	$(53)	$128
(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $1 million of commodity derivative liabilities transferred from level 3 to level 2 during the nine months ended September 30, 2022 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of March 31, 2022 to less than three years as of June 30, 2022. Con Edison and CECONY had $1 million of commodity derivative assets and $4 million and $3 million of commodity derivative liabilities, respectively, transferred from level 3 to level 2 during the year ended December 31, 2021 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2021 to less than three years as of December 31, 2021.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2022 and December 31, 2021, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

	Fair Value of Level 3 at September 30, 2022	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$17	Discounted Cash Flow	Forward energy prices (a)	$22.25-$172.80 per MWh
	(4)	Discounted Cash Flow	Forward capacity prices (a)	$0.55-$7.26 per kW-month
Natural Gas	—	Discounted Cash Flow	Forward natural gas prices (a)	$3.75-$21.37 per Dt
Transmission Congestion Contracts/Financial Transmission Rights	3	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(12.89)-$207.83 per MWh
Total Con Edison—Commodity	$16
CECONY – Commodity
Electricity	$4	Discounted Cash Flow	Forward energy prices (a)	$37.33-$172.80 per MWh
Electricity	(6)	Discounted Cash Flow	Forward capacity prices (a)	$1.10-$7.26 per kW-month
Transmission Congestion Contracts	2	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$1.03-$5.51 per MWh
Total CECONY—Commodity	$—
(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2022 and 2021 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Beginning balance as of July 1,	$9	$(9)	$(11)	$(7)
Included in earnings	(10)	21	(1)	1
Included in regulatory assets and liabilities	14	(17)	11	(11)
Purchases	1	—	—	—
Settlements	2	—	1	—
Ending balance as of September 30,	$16	$(5)	$—	$(17)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Beginning balance as of January 1,	$(11)	$(19)	$(7)	$(10)
Included in earnings	13	20	(3)	(2)
Included in regulatory assets and liabilities	7	(9)	5	(7)
Purchases	3	—	—	—
Settlements	3	3	4	2
Transfer out of level 3	1	—	1	—
Ending balance as of September 30,	$16	$(5)	$—	$(17)

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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($(8) million loss and $20 million gain) on the consolidated income statement for the three months ended September 30, 2022 and 2021, respectively, and ($20 million gain and $24 million gain) for the nine months ended September 30, 2022 and 2021, respectively.

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

Clean Energy Businesses
In June 2021, a subsidiary of the Clean Energy Businesses sold substantially all of its membership interest in a renewable electric project, and retained an equity interest of $11 million in the project which is accounted for as an equity method investment. See Note S. The earnings of the project are determined using the hypothetical liquidation at book value (HLBV) method of accounting, and such earnings were not material for the three and nine months ended September 30, 2022 and 2021. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the renewable electric project is not held by the Clean Energy Businesses.

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

CED Nevada Virginia
In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement relating to certain projects (CED Nevada Virginia) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows will be allocated. CED Nevada Virginia is a consolidated entity in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of CED Nevada Virginia is held by the Clean Energy Businesses. The HLBV method of accounting resulted in income/(loss) for the three and nine months ended September 30, 2022 and 2021 as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2022	2021	2022	2021
Tax equity investor	$6	$(74)	$(36)	$(127)
After tax	5	(56)	(27)	(96)
Con Edison	(7)	74	32	127
After tax	(5)	56	24	96

Tax Equity Projects
In 2018, the Clean Energy Businesses completed its acquisition of Sempra Solar Holdings, LLC. Included in the acquisition were certain operating projects (Tax Equity Projects) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects are consolidated entities in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects is held by the Clean Energy Businesses. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements. The HLBV method of accounting resulted in income/(loss) for the three and nine months ended September 30, 2022 and 2021 as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2022	2021	2022	2021
Tax equity investor	$—	$—	$(7)	$8
After tax	—	—	(5)	6
Con Edison	16	14	44	27
After tax	12	11	33	20

At September 30, 2022 and December 31, 2021, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)		CED Nevada Virginia (c)(h)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021
Non-utility property, less accumulated depreciation (f)(g)	$269	$275	$420	$431	$627	$643
Other assets	40	37	168	167	61	55
Total assets (a)	$309	$312	$588	$598	$688	$698
Other liabilities	19	14	83	74	325	315
Total liabilities (b)	$19	$14	$83	$74	$325	$315
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
(d)Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $71 million and $84 million at September 30, 2022 and December 31, 2021, respectively.
(e)Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $100 million and $118 million at September 30, 2022 and December 31, 2021, respectively.
(f)Non-utility property is reduced by accumulated depreciation of $33 million for Great Valley Solar, $55 million for Copper Mountain - Mesquite Solar, and $24 million for CED Nevada Virginia at September 30, 2022.
(g)Non-utility property is reduced by accumulated depreciation of $26 million for Great Valley Solar, $44 million for Copper Mountain - Mesquite Solar, and $10 million for CED Nevada Virginia at December 31, 2021.
(h)CED Nevada Virginia consists of the Copper Mountain Solar 5, Battle Mountain Solar and Water Strider Solar projects for which the noncontrolling interest of the tax equity investor was $54 million and $95 million at September 30, 2022 and December 31, 2021, respectively.

Note Q – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison to not more than 100 percent of their respective income available for dividends calculated on a two–year rolling average basis. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk. As a result, substantially all of the net assets of CECONY and O&R ($16,867 million and $923 million, respectively), at September 30, 2022, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,
	CECONY
(Millions of Dollars)	2022	2021
Cost of services provided	$35	$34
Cost of services received	19	18

	For the Nine Months Ended September 30,
	CECONY
(Millions of Dollars)	2022	2021
Cost of services provided	$101	$100
Cost of services received	56	51
In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R, $26 million and $17 million of natural gas for the three months ended September 30, 2022 and 2021, respectively and $97 million and $59 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts are net of the effect of related hedging transactions.
At September 30, 2022 and December 31, 2021, CECONY's net payable to Con Edison for income taxes was $12 million and $10 million, respectively.

The Utilities perform work and incur expenses on behalf of NY Transco, a company in which CET Electric has a 45.7 percent equity interest. The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the three months ended September 30, 2022 and 2021, the amounts billed by the Utilities to NY Transco were $2 million and an immaterial amount, respectively, and $6 million and an immaterial amount for the nine months ended September 30, 2022 and 2021, respectively.

CECONY has storage and wheeling service contracts with Stagecoach Gas Services LLC (Stagecoach), a joint venture formerly owned by a subsidiary of CET Gas and a subsidiary of Crestwood Equity Partners LP (Crestwood). In addition, CECONY is the replacement shipper on one of Crestwood’s firm transportation agreements with Tennessee Gas Pipeline Company LLC. CECONY incurred costs for storage and wheeling services from Stagecoach of $8 million and $23 million for the three and nine months ended September 30, 2021, respectively. During 2021, a subsidiary of CET Gas completed the sale of its 50 percent interest in Stagecoach.

CECONY has a 20-year transportation contract with Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. CET Gas owns a 9.7 percent equity interest in MVP (that is expected to be reduced to 8.0 percent). See "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP) in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its MVP contract unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request. For the three and nine months ended September 30, 2022 and 2021, CECONY incurred no costs under the contract.

FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At September 30, 2022 and December 31, 2021 there were no outstanding loans to O&R.
The Clean Energy Businesses had financial electric capacity contracts with CECONY and O&R. For the three months ended September 30, 2022 and 2021, the Clean Energy Businesses realized a $1 million gain and $4 million gain and $2 million gain for the nine months ended September 30, 2022 and 2021, respectively, under these contracts.

Note R – New Financial Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (LIBOR), a benchmark interest rate referenced in a variety of agreements, after 2021. The United Kingdom's Financial Conduct Authority ceased publication of U.S. Dollar LIBOR after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR tenors, and expects to cease publishing after June 30, 2023 for all other U.S. Dollar LIBOR tenors. ASU 2020-04 provides entities with optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued amendments to the guidance through ASU 2021-01 to include all contract modifications and hedging relationships affected by reference rate reform, including those that do not directly reference LIBOR or another reference rate expected to be discontinued, and clarify which optional expedients may be applied to them. As the Companies continue to modify contracts that contain references to LIBOR to allow for the use of an alternative rate, they have applied the practical expedient to not assess each change for a contract modification. The guidance can be applied prospectively. The optional relief is temporary and generally cannot be applied to contract modifications and hedging relationships entered into or evaluated after December 31, 2022. The Companies do not expect the new guidance to have a material impact on their financial position, results of operations or liquidity.

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

Note T - Subsequent Events
Held-for-Sale Treatment of the Clean Energy Businesses
On October 1, 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables Americas, LLC, a subsidiary of RWE Aktiengesellschaft (RWE) for a total of $6,800 million, subject to closing adjustments. The purchase price will be adjusted (i) upward for certain cash and cash equivalents, (ii) downward for certain indebtedness and debt-like items, (iii) downward for certain transaction expenses, (iv) upward or downward to the extent that the net working capital varies from a set target, (v) upward or downward to the extent that capital expenditures incurred prior to the closing of the transaction vary from a set budget, and (vi) downward by the value allocated to certain assets and projects that are not able to be conveyed to RWE upon closing of the transaction. The purchase and sale agreement includes certain customary representations, warranties and covenants. The transaction is subject to customary closing conditions, including, among other things, expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approvals by the Committee on Foreign Investment in the United States and the FERC. The transaction is expected to close in the first half of 2023, subject to satisfaction of the foregoing conditions, among other things.

Concurrent with entering into the purchase and sale agreement, Con Edison incurred costs in the normal course of the sale process. Substantially all of the expected transaction costs of approximately $50 million to $60 million ($35 million to $45 million after-tax) are expected to be incurred in 2022. Also, as described in Note A, depreciation and amortization expense of approximately $60 million ($39 million after-tax) will not be recorded on the assets of the Clean Energy Businesses in the fourth quarter of 2022. Further, since the Clean Energy Businesses were designated as held for sale as of October 1, 2022 and the transaction is expected to close in the first half of 2023, Con Edison is analyzing the potential impact of the anticipated sale on its state apportionment factors. Based on current estimates, Con Edison expects to record an increase to its net deferred income tax liabilities and corresponding deferred income tax expense of approximately $100 million to $140 million (net of federal income taxes) in the fourth quarter of 2022.

The Clean Energy Business represent a reportable segment. See Note M. At September 30, 2022, the carrying amounts of the major classes of assets and liabilities of the Clean Energy Businesses, which subsequent to September 30, 2022 met the accounting criteria to be designated as held for sale, are presented as if on a held for sale basis, and accordingly exclude certain intercompany and net deferred tax liability balances, as follows:

(Millions of Dollars)	September 30, 2022
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$18
Accounts receivable and other receivables - net allowance for uncollectible accounts	204
Accrued unbilled revenue	120
Fuel oil, gas in storage, materials and supplies, at average cost	40
Restricted cash	163
Fair value of derivatives assets	58
Other current assets	173
TOTAL CURRENT ASSETS	776
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation	4,114
Construction work in progress	385
NET PLANT	4,499
OTHER NONCURRENT ASSETS
Goodwill	31
Intangible assets, less accumulated amortization	1,222
Operating lease right-of-use asset	266
Fair value of derivatives assets	104
Other deferred charges and noncurrent assets	22
TOTAL OTHER NONCURRENT ASSETS	1,645
TOTAL ASSETS	$6,920

(Millions of Dollars)	September 30, 2022
LIABILITIES
CURRENT LIABILITIES
Long-term debt due within one year	$323
Term loan	150
Accounts payable	217
Operating lease liabilities	32
Other current liabilities	143
TOTAL CURRENT LIABILITIES	865
NONCURRENT LIABILITIES
Asset retirement obligations	76
Operating lease liabilities	248
Other deferred credits and noncurrent liabilities	20
TOTAL NONCURRENT LIABILITIES	344
LONG-TERM DEBT	2,344
TOTAL LIABILITIES	$3,553

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2021 (File Nos.1-14514 and 1-01217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined
Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022 (File Nos. 1-14514 and 1-01217).

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
•CET Gas

Con Edison’s principal business operations are those of CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. In October 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables Americas, LLC, a subsidiary of RWE Aktiengesellschaft. See Note T to the Third Quarter Financial Statements. Con Edison Transmission invests in electric transmission projects and manages both electric and gas assets while seeking to develop electric transmission projects. See "Investments" in Note A to the Third Quarter Financial Statements.

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

In addition to the Companies’ material contingencies described in Notes B, G and H to the Third Quarter Financial Statements, the Companies’ management considers the following events, trends, and uncertainties to be important to understanding the Companies’ current and future financial condition.

Anticipated Sale of the Clean Energy Businesses
On October 1, 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables Americas, LLC, a subsidiary of RWE Aktiengesellschaft (RWE) for a total of $6,800 million, subject to closing adjustments. The purchase price will be adjusted (i) upward for certain cash and cash equivalents, (ii) downward for certain indebtedness and debt-like items, (iii) downward for certain transaction expenses, (iv) upward or downward to the extent that the net working capital varies from a set target, (v) upward or downward to the extent that capital expenditures incurred prior to the closing of the transaction vary from a set budget, and (vi) downward by the value allocated to certain assets and projects that are not able to be conveyed to RWE upon closing of the transaction. The purchase and sale agreement includes certain customary representations, warranties and covenants. The transaction is subject to customary closing conditions, including, among other things, expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR), and approvals by the Committee on Foreign Investment in the United States (CFIUS) and the FERC. The HSR notification and report form and the FERC filings were submitted on October 28, 2022 and the CFIUS filing is expected to be submitted in early December 2022. The transaction is expected to close in the first half of 2023, subject to satisfaction of the foregoing conditions, among other things.

Subject to the closing of the transaction, Con Edison intends to use the net proceeds from the sale to repay $1,050 million of parent company debt in 2023, invest in the Utilities and, subject to board approval, institute a share repurchase program.

In anticipation of the proceeds from the pending transaction, Con Edison intends to forego common equity issuances in 2022 and 2023 and will evaluate equity needs for 2024.

See “Assets Held for Sale” in Note A and Note T to the Third Quarter Financial Statements and "Liquidity and Financing," below.

CECONY Electric and Gas Rate Plans
In January 2022, CECONY filed a request with the NYSPSC for electric and gas rate increases of $1,199 million and $503 million, respectively, effective January 2023. In April 2022, CECONY updated its January 2022 request and decreased its requested January 2023 increase for electric and gas rate increases to $1,038 million and $402 million, respectively. In May 2022, the NYSDPS submitted testimony in the NYSPSC proceeding in which CECONY requested electric and gas rate increases, effective January 2023. The NYSDPS testimony supports electric and gas rate increases of $278 million and $164 million, respectively. CECONY’s future earnings will depend on the rates authorized in, and the other provisions of, its January 2023 rate plans and CECONY’s ability to operate its businesses in a manner consistent with such rate plans. Therefore, the outcome of CECONY’s rate request, which requires approval by the NYSPSC, will impact the Companies’ future financial condition, results of operations and liquidity. See “Rate Plans” in Note B to the Third Quarter Financial Statements.

Pursuant to its electric and gas rate plans, CECONY recorded $92 million of earnings for the year ended December 31, 2021 of earnings adjustment mechanisms and positive incentives, primarily reflecting the achievement of certain energy efficiency measures. For the nine months ended September 30, 2022, CECONY recorded a reduction in the amount of previously recorded earnings adjustment mechanisms of $4.9 million. The amount of earnings or losses CECONY records pursuant to the earnings adjustment mechanisms and positive incentives will also impact the Companies’ future financial condition, results of operations and liquidity. See “Rate Plans” in Note B to the Third Quarter Financial Statements.

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

Con Edison Transmission
Con Edison Transmission has taken steps to realign its portfolio to focus on electric transmission rather than gas by completing the sale of its 50 percent interest in Stagecoach in 2021. During 2020 and 2021, Con Edison Transmission recorded impairments on its investment in Mountain Valley Pipeline, LLC and during 2021, Con Edison Transmission recorded impairments on its previously held interest in Stagecoach and its interest in Honeoye Storage Corporation (Honeoye). Any future impairments of Con Edison Transmission’s investments may impact Con Edison’s future financial condition and results of operations. Con Edison Transmission is pursuing opportunities and participating in competitive solicitations to develop electric transmission projects that will deliver offshore wind energy to high voltage electric grids in NY, through its NY Transco partnership, and in NJ. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements. See “Investments” in Note A to the Third Quarter Financial Statements.

COVID-19
The Coronavirus Disease 2019 (COVID-19) pandemic has impacted, and continues to impact, countries, communities, supply chains and markets. The COVID-19 pandemic resulted in changes in governmental and regulatory policy and contributed to an economic slowdown in the Companies’ service territories. The decline in business activity in the Companies’ service territories resulted in a slower recovery of cash from outstanding customer accounts receivable balances, material increases in customer accounts receivable balances, increases to the allowance for uncollectible accounts, and may result in increases to write-offs and recoveries of customer accounts. The extent to which COVID-19 will continue to impact the Companies, in particular, the Companies’ ability to recover cash for outstanding customer accounts receivable balances and the amount of write-offs of customer accounts, may impact Con Edison’s future financial condition, results of operations and liquidity. See “Coronavirus Disease 2019 (COVID-19) Impacts” below and “COVID-19 Regulatory Matters” in Note B to the Third Quarter Financial Statements.

CECONY
Electric
CECONY provides electric service to approximately 3.6 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

During the summer of 2022, electric peak demand in CECONY's service area was 12,424 MW (which occurred on August 9, 2022). At design conditions, electric peak demand in CECONY's service area would have been approximately 12,692 MW in 2022 compared to CECONY's forecast of 12,570 MW. The higher peak demand at design conditions as compared to the forecast primarily reflects a moderate pace of recovery in electric demand in CECONY's territory during the emergence from the COVID-19 pandemic. CECONY increased its five-year forecast of average annual change in electric peak demand in its service area at design conditions from approximately 0.4 percent (for 2022 to 2026) to approximately 0.6 percent (for 2023 to 2027).

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

In March 2019, due to gas supply constraints, CECONY established a temporary moratorium on new applications for firm gas service in most of Westchester County. In July 2020, CECONY filed a gas planning analysis with the NYSPSC that stated the moratorium could be lifted when increased pipeline capacity is achieved upon completion of Tennessee Gas Pipeline’s East 300 Upgrade Project (the East 300 Upgrade Project) or peak demand is reduced through efficiency and other demand side reductions to a level that would enable CECONY to lift the moratorium. The East 300 Upgrade Project would involve modifying two existing compressor stations in Pennsylvania and NJ and construction of one new compressor station in NJ. In April 2022, FERC issued a certificate of public convenience and necessity that authorizes Tennessee Gas Pipeline to construct and operate the East 300 Upgrade

Project. In October 2022, FERC approved Tennessee Gas Pipeline's request to begin construction activities for the existing compressor station in Pennsylvania and the new compressor station in NJ. The Clean Air permit and FERC approval to begin construction have not yet been obtained for the existing compressor station in NJ. The Tennessee Gas Pipeline’s East 300 Upgrade Project is expected to be completed by November 2023.

CECONY’s gas planning analysis also stated that the company is monitoring a gas supply constraint for the New York City portion of its service territory. In May 2022, the NYSPSC issued orders on gas planning and moratorium management. The orders set forth a schedule for filing future gas planning analyses and the process for initiating, operating and lifting a natural gas moratorium.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 17,112 MMlb of steam annually to approximately 1,530 customers in parts of Manhattan.

In May 2022, CECONY decreased its five-year forecast of average annual growth in the peak steam demand in its service area at design conditions from a 0.1 percent increase (for 2022 to 2026) to a 0.1 percent decrease (for 2023 to 2027). The decrease reflects expected lower commercial building occupancy levels in the aftermath of the COVID-19 pandemic.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York, "NY", and northern New Jersey "NJ", an approximately 1,300 square mile service area.

During the summer of 2022, electric peak demand in O&R's service area was 1,457 MW (which occurred on August 9, 2022). At design conditions, electric peak demand in O&R's service area would have been approximately 1,536 MW in 2022 compared to O&R's forecast of 1,570 MW. This year's lower than expected peak demand at design conditions is primarily attributed to a reduction in new business. O&R increased its five-year forecast of average annual change in electric peak demand in its service area at design conditions from an approximately 0.3 percent decrease (for 2022 to 2026) to approximately a 0.4 percent increase (for 2023 to 2027).

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

Clean Energy Businesses
Con Edison Clean Energy Businesses, Inc., together with its subsidiaries, are referred to in this report as the Clean Energy Businesses. The Clean Energy Businesses develop, own and operate renewable and sustainable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. The Clean Energy Businesses have approximately 3,200 megawatts (AC) of renewable energy projects in the U.S. In October 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables Americas, LLC, a subsidiary of RWE Aktiengesellschaft. The closing of the transaction is subject to certain customary closing conditions, including, among other things, expiration or early termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and approvals by the Committee on Foreign Investment in the United States and FERC. The transaction is expected to close in the first half of 2023, subject to satisfaction of the foregoing conditions, among other things. See Note T to the Third Quarter Financial Statements.

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric transmission projects and manages both electric and gas assets through its wholly-owned subsidiaries, Consolidated Edison Transmission, LLC (CET Electric) and Con Edison Gas Pipeline and Storage, LLC (CET Gas). CET Electric owns a 45.7 percent interest in New York Transco LLC, which owns and has been selected to build additional electric transmission assets in NY. CET Gas and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye, which operates a gas storage facility in upstate NY. In addition, CET Gas owns a 9.7 percent interest (that is expected to be reduced to 8.0 percent based on the current project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture) in Mountain Valley Pipeline LLC (MVP), a joint venture developing a proposed 300-mile gas transmission project in WV and VA. Con Edison Transmission, Inc., together with CET Electric and CET Gas, are referred to in this report as Con Edison Transmission.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended September 30, 2022				For the Nine Months Ended September 30, 2022				At September 30, 2022
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$3,549	85%	$493	80%	$9,972	86%	$1,138	77%	$54,812	84%
O&R	291	7	34	6	813	7	72	5	3,424	5
Total Utilities	$3,840	92%	$527	86%	$10,785	93%	$1,210	82%	$58,236	89%
Clean Energy Businesses (a)	325	8	97	16	857	7	293	20	6,923	11
Con Edison Transmission	1	—	1	—	3	—	2	—	302	—
Other (b)	(1)	—	(12)	(2)	(6)	—	(35)	(2)	302	—
Total Con Edison	$4,165	100%	$613	100%	$11,639	100%	$1,470	100%	$65,763	100%
(a)Net income for common stock from the Clean Energy Businesses for the three and nine months ended September 30, 2022 reflects $41 million and $121 million, respectively, of net after-tax mark-to-market effects and ($4) million (after-tax) and $33 million (after-tax), respectively, of the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects.
(b)Other includes parent company and consolidation adjustments. Net income for common stock for the three and nine months ended September 30, 2022 includes $(3) million and $(10) million, respectively, of income tax impact on the net after-tax mark-to-market effect and an immaterial amount and $(3) million (after-tax), respectively, of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable and sustainable projects.

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (the Act) was signed into law and included a new 15% corporate alternative minimum tax (CAMT) for corporations that report over $1,000 million in profits (i.e., based on book income). Under the Act, a corporation will be subject to the CAMT if its average annual Adjusted Financial Statement Income (AFSI) for the three taxable year period ending prior to the taxable year exceeds $1,000 million. The CAMT will apply to tax years beginning after December 31, 2022. Based on management’s preliminary calculations, Con Edison and the Utilities will not be subject to the CAMT in 2023, but are expected to be subject to the CAMT in subsequent years. However, the provisions of the CAMT are not expected to have a material impact on Con Edison and the Utilities' financial position, results of operations or liquidity in the four years that management calculated an estimated CAMT in 2024 through 2027. Con Edison and the Utilities are continuing to assess the impacts of the Act on them and such assessments may be impacted by guidance to be issued by the U.S. Treasury in the future.

Coronavirus Disease 2019 (COVID-19) Impacts
The Companies continue to monitor the impact of the COVID-19 global pandemic on their employees, customers and other stakeholders. The Companies support employee health and facility hygiene through regular cleaning and disinfecting of their facilities and leveraging technology through hybrid (combination of in-person and remote) meetings. Employees who test positive for COVID-19 are directed to isolate at home and are evaluated for close, prolonged contact with other employees. Following the Centers for Disease Control and Prevention guidelines, sick employees return to work when they can safely do so. The Utilities continue to provide critical electric, gas and steam service to customers during the emergence from the pandemic.

In October 2021, in response to President Biden's Executive Order 14042, the Companies announced that they are committed to complying with the mandate for employees of federal contractors and subcontractors to be fully vaccinated against COVID-19 by the federally-required deadline, unless employees are legally entitled to an accommodation. In December 2021, an injunction was issued in the United States District Court for the Southern District of Georgia which prevented the U.S. government from enforcing this federal contractor vaccine mandate nationwide. In August 2022, the Eleventh Circuit of the U.S. Court of Appeals issued a decision upholding the injunction against the federal contractor vaccine mandate in states that were a party to the action. The federal government subsequently announced that it would not enforce the vaccine mandate in all states.

In December 2021, New York City instituted a vaccination mandate that requires employees of private businesses located in New York City who perform in-person work or interact with the public to be vaccinated against COVID-19.

In furtherance of the mandate, in December 2021, the New York City Commissioner of Health and Mental Hygiene issued an order that requires workers entering workplaces within New York City to provide proof of COVID-19 vaccination, except in cases of a medical or religious exemption. The New York City vaccination mandate was rescinded on November 1, 2022.

Below is additional information related to the effects of the COVID-19 pandemic and the Companies’ actions. Also, see “COVID-19 Regulatory Matters” in Note B to the Third Quarter Financial Statements.

Impact of CARES Act and 2021 Appropriations Act on Accounting for Income Taxes
In response to the economic impacts of the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act became law on March 27, 2020. The CARES Act had several key business tax relief measures that presented cash benefits and/or refunds for Con Edison and its subsidiaries, including permitting a five-year carryback of a NOL for tax years 2018, 2019 and 2020, temporary removal of the 80 percent limitation of NOL carryforwards against taxable income for tax years before 2021, temporary relaxation of the limitations on interest deductions, employee retention tax credit and deferral of payments of employer payroll taxes.

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

Under the CARES Act, the Companies qualified for an employee retention tax credit for “eligible employers” related to governmental authorities imposing restrictions that partially suspended their operation for a portion of their workforce due to the COVID-19 pandemic. In December 2020, the Consolidated Appropriations Act, 2021 (the 2021 Appropriations Act) was signed into law. The 2021 Appropriations Act, among other things, extended the expiring employee retention tax credit to include qualified wages paid in the first two quarters of 2021, increased the qualified wages paid to an employee from 50 percent up to $10,000 annually in 2020 to 70 percent up to $10,000 per quarter in 2021 and increased the maximum employee retention tax credit amount an employer could take per employee from $5,000 in 2020 to $14,000 in the first two quarters of 2021. In March 2021, the American Rescue Plan Act was signed into law that expanded the 2021 Appropriations Act to extend the period for eligible employers to receive the employer retention credit from June 30, 2021 to December 31, 2021. In November 2021, the Infrastructure and Investment and Jobs Act was signed into law and accelerated the end of the employee retention tax credit retroactive to October 1, 2021, rather than December 31, 2021. This effectively reduced the maximum credit available from $28,000 to $21,000 per employee. For the nine months ended September 30, 2021, Con Edison and CECONY recognized a tax benefit to Taxes, other than income taxes of $9 million and $4 million, respectively.

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

CECONY and O&R have existing allowances for uncollectible accounts established against their customer accounts receivable balances that are reevaluated each quarter and updated accordingly. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances are not reflected in rates during the term of the current rate plans. For the three and nine months ended September 30, 2022, CECONY issued total credits of $265.8 million and $315.1 million, respectively, and O&R issued total credits of $4.7 million and $5.5 million, respectively, towards reducing customers’ accounts receivable balances pursuant to COVID-19 arrears assistance programs. See "COVID-19 Regulatory Matters" in Note B to the Third Quarter Financial Statements. The NYSPSC may consider additional programs to address utility arrearages. CECONY and O&R reduced customer accounts receivables balances commensurate with amounts authorized to be recovered under customer arrearage programs and expect to further reduce customer accounts balances for additional amounts that may be authorized by the NYSPSC. See "COVID-19 Regulatory Matters" in Note B to the Third Quarter Financial Statements and "Liquidity and Financing," below.

CECONY’s and O&R’s "accounts receivable – customers" balance (net allowance for uncollectible accounts)

increased from $1,841 million and $91 million at December 31, 2021 to $1,982 million and $101 million at September 30, 2022, respectively. The amount of the customer accounts receivable balances that are over 60 days in arrears for CECONY and O&R decreased from $1,272 million and $29 million, respectively, as of December 31, 2021 to $1,247 million and $21 million, respectively, as of September 30, 2022. CECONY’s and O&R’s allowances for uncollectible customer accounts reserve decreased from $304 million and $12.3 million at December 31, 2021 to $297 million and $7.9 million at September 30, 2022 respectively.

During the first nine months of 2022, the potential economic impact of the COVID-19 pandemic and the COVID-19 arrears assistance programs, were considered in forward-looking projections related to write-off and recovery rates, resulting in changes to the customer allowance for uncollectible accounts as detailed herein. The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of goodwill, long-lived or intangible assets may not be recoverable at September 30, 2022.

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

Liquidity and Financing
The Companies continue to monitor the impacts of the COVID-19 pandemic on the financial markets closely, including borrowing rates and daily cash collections. The Companies have been able to access the capital markets as needed since the start of the COVID-19 pandemic in March 2020. Inflationary pressure and higher interest rates could increase the amount of capital needed by the Utilities and the costs of such capital. See Note C and Note D to the Third Quarter Financial Statements and "Interest Rate Risk," below.

The decline in business activity in the Utilities’ service territory due to the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted) resulted in a slower recovery in cash of outstanding customer accounts receivable balances in 2020 and 2021. During the nine months ended September 30, 2022, increases in electric and gas commodity prices have contributed and may further contribute to a slower recovery of cash from outstanding customer accounts receivable balances. These trends will likely continue through the remainder of 2022. See "COVID-19 Regulatory Matters" in Note B to the Third Quarter Financial Statements and “Financial and Commodity Market Risks – Commodity Price Risk,” below.

New York State and the NYSPSC implemented COVID-19 arrears assistance programs that provide credits and establishes surcharge recovery mechanisms towards reducing the arrears balances of low-income electric and gas customers of CECONY and O&R. See "COVID-19 Regulatory Matters" in Note B and Note L to the Third Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts – Accounting Considerations,” above.

In October 2022, Con Edison entered into an agreement to sell the Clean Energy Businesses for $6,800 million, subject to closing adjustments, including working capital adjustments and downward adjustments for indebtedness, transaction expenses and the value of certain assets and projects that are not able to be conveyed to the buyer upon closing of the transaction. The transaction is subject to, among other things, customary closing conditions and receipt of regulatory approvals, and is expected to close in the first half of 2023. Subject to the closing of the transaction, Con Edison intends to use the proceeds from the sale to repay $1,050 million of parent company debt in 2023, invest in its regulated utilities and, subject to board approval, institute a share repurchase program. In anticipation of the proceeds from the pending transaction, Con Edison intends to forego common equity issuances in 2022 and 2023 and will evaluate equity needs for 2024. See "Assets Held for Sale" in Note A and Note T to the Third Quarter Financial Statements and "Anticipated Sale of the Clean Energy Business," above.

Results of Operations
Net income for common stock and earnings per share for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$493	$418	$1.39	$1.19	$1,138	$1,011	$3.21	$2.92
O&R	34	26	0.09	0.07	72	53	0.20	0.15
Clean Energy Businesses (a) (e)	97	106	0.28	0.30	293	223	0.83	0.64
Con Edison Transmission (b)	1	1	—	—	2	(142)	0.01	(0.41)
Other (c)	(12)	(13)	(0.03)	(0.04)	(35)	(23)	(0.10)	(0.07)
Con Edison (d)	$613	$538	$1.73	$1.52	$1,470	$1,122	$4.15	$3.23
(a)Net income for common stock and earnings per share from the Clean Energy Businesses for the three and nine months ended September 30, 2022 includes $41 million or $0.12 a share and $121 million or $0.35 a share, respectively, of net after-tax mark-to-market effects. Net income for common stock and earnings per share from the Clean Energy Businesses for the three and nine months ended September 30, 2022 also includes ($4) million or ($0.01) a share (after-tax) and $33 million or $0.09 a share (after-tax), respectively, of the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects.

Net income for common stock and earnings per share from the Clean Energy Businesses for the three and nine months ended September 30, 2021 includes $(9) million or $(0.03) a share and $20 million or $0.06 a share, respectively, of net after-tax mark-to-market effects. Net income for common stock and earnings per share from the Clean Energy Businesses for the three and nine months ended September 30, 2021 also includes $52 million or $0.15 a share (after-tax) and $87 million or $0.25 a share (after-tax), respectively, of the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects. Net income for common stock and earnings per share from the Clean Energy Businesses for the three and nine months ended September 30, 2021 also includes $(3) million or $(0.01) a share (after-tax) for the loss from the sale of a renewable electric production project.

(b)Net income for common stock from Con Edison Transmission for the nine months ended September 30, 2021 includes $(153) million or $(0.44) a share of net after-tax impairment loss related to its investment in Stagecoach. See "Investments - 2021 Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach) in Note A to the Third Quarter Financial Statements.

(c)Other includes parent company and consolidation adjustments. Net income for common stock and earnings per share for the three and nine months ended September 30, 2022 includes $(3) million or $(0.01) a share and $(10) million or $(0.03) a share, respectively, of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the three and nine months ended September 30, 2022 also includes an immaterial amount or $(0.00) a share (after-tax) and $(3) million or $(0.01) a share (after-tax) respectively, of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects.

Net income for common stock and earnings per share for the three and nine months ended September 30, 2021 includes $(4) million or $(0.01) a share and $(7) million or $(0.02) a share, respectively, of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects, and $6 million or $0.01 a share and $(2) million or $(0.01) a share, respectively, of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Stagecoach and after-tax mark-to-market loss. See "Investments - 2021 Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)" in Note A to the Third Quarter Financial Statements.

(d)    Earnings per share on a diluted basis were $1.72 a share and $1.52 a share for the three months ended September 30, 2022 and 2021, respectively and $4.13 a share and $3.23 a share for the nine months ended September 30, 2022 and 2021, respectively.

(e)    On October 1, 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses. See Note T to the Third Quarter Financial Statements.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and nine months ended September 30, 2022 as compared with the 2021 period.

Variation for the Three Months Ended September 30, 2022 vs. 2021
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$29	$0.08
Lower costs related to heat events	14	0.04
Higher income from allowance for funds used during construction reflecting higher short-term interest rates	10	0.03
Resumption of the billing of late payment charges and other fees to allowed rate plan levels	9	0.03
Higher incentives earned under the electric and gas earnings adjustment mechanisms (EAMs) and positive incentives	5	0.02
Higher rental revenue from real estate properties	5	0.01
Lower stock based compensation costs	2	0.01
Lower health care and other employee benefits costs	2	0.01
Higher interest expense	(14)	(0.04)
Dilutive effect of stock issuances	—	(0.01)
Other	13	0.02
Total CECONY	75	0.20
O&R (a)
Electric base rate increase	8	0.02
Gas base rate increase	1	—
Other	(1)	—
Total O&R	8	0.02
Clean Energy Businesses
Net mark-to-market effects	51	0.15
Lower operation and maintenance expense from engineering, procurement and construction of renewable electric projects	10	0.03
HLBV effects	(56)	(0.16)
Higher gas purchased for resale	(35)	(0.10)
Higher wholesale revenue	23	0.07
Other	(2)	(0.01)
Total Clean Energy Businesses	(9)	(0.02)
Con Edison Transmission
Higher interest expense	(1)	(0.01)
Other	1	0.01
Total Con Edison Transmission	—	—
Other, including parent company expenses
Tax impact of net mark-to-market effects	(4)	(0.01)
Tax impact of HLBV tax effects	4	0.01
Other	1	0.01
Total Other, including parent company expenses	1	0.01
Total Reported (GAAP basis)	$75	$0.21

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

Variation for the Nine Months Ended September 30, 2022 vs. 2021
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$42	$0.12
Resumption of the billing of late payment charges and other fees to allowed rate plan levels	36	0.11
Higher gas rate base	33	0.10
Lower costs related to winter storms and heat events	24	0.07
Lower health care and other employee benefits costs	18	0.05
Higher income from allowance for funds used during construction reflecting higher short-term interest rates	10	0.03
Weather impact on steam revenues	2	0.01
Higher interest expense	(37)	(0.11)
Higher stock based compensation cost	(12)	(0.04)
Dilutive effect of stock issuances	—	(0.07)
Other	11	0.02
Total CECONY	127	0.29
O&R (a)
Electric base rate increase	13	0.04
Gas base rate increase	6	0.02
Other	—	(0.01)
Total O&R	19	0.05
Clean Energy Businesses
Net mark-to-market effects	101	0.29
Lower operation and maintenance expense from engineering, procurement and construction of renewable electric projects	75	0.22
Higher wholesale revenue	41	0.12
Loss from sale of a renewable electric project in 2021	3	0.01
Higher gas purchased for resale	(82)	(0.24)
HLBV effects	(54)	(0.16)
Higher depreciation and amortization expense	(5)	(0.01)
Gain from sale of a renewable electric project in 2021	(4)	(0.01)
Dilutive effect of stock issuances	—	(0.02)
Other	(5)	(0.01)
Total Clean Energy Businesses	70	0.19
Con Edison Transmission
Impairment loss related to investment in Stagecoach in 2021	153	0.44
Lower interest expense	4	0.01
Lower investment income attributable to Stagecoach	(15)	(0.04)
Other	2	0.01
Total Con Edison Transmission	144	0.42
Other, including parent company expenses
Impairment tax benefits related to investment in Stagecoach in 2021	(6)	(0.01)
Tax impact of net mark-to-market effects	(8)	(0.02)
Tax impacts of HLBV effects	4	0.01
Other	(2)	(0.01)
Total Other, including parent company expenses	(12)	(0.03)
Total Reported (GAAP basis)	$348	$0.92

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

The Companies’ other operations and maintenance expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2022	2021	2022	2021
CECONY
Operations	$420	$445	$1,276	$1,283
Pensions and other postretirement benefits	104	(6)	312	(23)
Health care and other benefits	39	42	109	134
Regulatory fees and assessments (a)	104	99	271	252
Other	140	70	299	202
Total CECONY	$807	$650	$2,267	$1,848
O&R	88	83	259	240
Clean Energy Businesses	101	114	252	348
Con Edison Transmission	3	3	10	9
Other (b)	—	(1)	(3)	(2)
Total other operations and maintenance expenses	$999	$849	$2,785	$2,443
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.
(b)Includes parent company and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2022 and 2021 follows. For additional business segment financial information, see Note M to the Third Quarter Financial Statements.

The Companies’ results of operations for the three months ended September 30, 2022 and 2021 were as follows:

	CECONY		O&R		Clean Energy Businesses (c)		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues	$3,549	$3,092	$291	$257	$325	$264	$1	$1	$(1)	$(1)	$4,165	$3,613
Purchased power	643	481	89	68	—	—	—	—	(1)	(1)	731	548
Fuel	59	44	—	—	—	—	—	—	—	—	59	44
Gas purchased for resale	113	61	16	13	55	9	—	—	1	—	185	83
Other operations and maintenance	807	650	88	83	101	114	3	3	—	(1)	999	849
Depreciation and amortization	441	429	25	24	60	58	—	—	(1)	1	525	512
Taxes, other than income taxes	748	699	22	22	5	4	—	—	2	2	777	727
Operating income	738	728	51	47	104	79	(2)	(2)	(2)	(2)	889	850
Other income (deductions)	81	(23)	6	(4)	1	—	5	5	(4)	—	89	(22)
Net interest expense	202	197	11	10	(19)	18	2	1	3	6	199	232
Income before income tax expense	617	508	46	33	124	61	1	2	(9)	(8)	779	596
Income tax expense	124	90	12	7	21	24	—	1	3	5	160	127
Net income	$493	$418	$34	$26	$103	$37	$1	$1	$(12)	$(13)	$619	$469
Income (loss) attributable to non-controlling interest	—	—	—	—	6	(69)	—	—	—	—	6	(69)
Net income for common stock	$493	$418	$34	$26	$97	$106	$1	$1	$(12)	$(13)	$613	$538
(a)Includes parent company and consolidation adjustments.
(b)Represents the consolidated results of operations of Con Edison and its businesses.
(c)On October 1, 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses. See Note T to the Third Quarter Financial Statements.

CECONY

	For the Three Months Ended September 30, 2022				For the Three Months Ended September 30, 2021
(Millions of Dollars)	Electric	Gas	Steam	2022 Total	Electric	Gas	Steam	2021 Total	2022-2021 Variation
Operating revenues	$3,077	$414	$58	$3,549	$2,730	$307	$55	$3,092	$457
Purchased power	628	—	15	643	473	—	8	481	162
Fuel	58	—	1	59	39	—	5	44	15
Gas purchased for resale	—	113	—	113	—	61	—	61	52
Other operations and maintenance	645	114	48	807	516	92	42	650	157
Depreciation and amortization	324	93	24	441	324	82	23	429	12
Taxes, other than income taxes	579	134	35	748	544	120	35	699	49
Operating income	$843	$(40)	$(65)	$738	$834	$(48)	$(58)	$728	$10

Electric
CECONY’s results of electric operations for the three months ended September 30, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2022	September 30, 2021	Variation
Operating revenues	$3,077	$2,730	$347
Purchased power	628	473	155
Fuel	58	39	19
Other operations and maintenance	645	516	129
Depreciation and amortization	324	324	—
Taxes, other than income taxes	579	544	35
Electric operating income	$843	$834	$9

CECONY’s electric sales and deliveries for the three months ended September 30, 2022 compared with the 2021 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2022	September 30, 2021	Variation	Percent Variation		September 30, 2022	September 30, 2021	Variation	Percent Variation
Residential/Religious (b)	4,303	3,905	398	10.2%		$1,069	$1,025	$44	4.3%
Commercial/Industrial	3,003	2,645	358	13.5		808	652	156	23.9
Retail choice customers	6,107	6,274	(167)	(2.7)		825	861	(36)	(4.2)
NYPA, Municipal Agency and other sales	2,611	2,466	145	5.9		240	228	12	5.3
Other operating revenues (c)	—	—	—	—		135	(36)	171	Large
Total	16,024	15,290	734	4.8%	(d)	$3,077	$2,730	$347	12.7%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 4.2 percent in the three months ended September 30, 2022 compared with the 2021 period.

Operating revenues increased $347 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher purchased power expenses ($155 million), an increase in revenues from the electric rate plan ($90 million), and higher fuel expenses ($19 million).

Purchased power expenses increased $155 million in the three months ended September 30, 2022 compared with the 2021 period due to higher unit costs ($77 million) and higher purchased volumes ($78 million).

Fuel expenses increased $19 million in the three months ended September 30, 2022 compared with the 2021 period due to higher unit costs ($22 million), offset in part by lower purchased volumes from the company's electric generating facilities ($3 million).

Other operations and maintenance expenses increased $129 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($85 million), higher municipal infrastructure support costs ($22 million), higher surcharges for assessments and fees that are collected in revenues from customers ($4 million), higher costs for injuries and damages ($2 million), higher uncollectible expense ($1 million), and higher health care cost ($1 million).

Taxes, other than income taxes increased $35 million in the three months ended September 30, 2022 compared with the 2021 period due to higher property taxes ($22 million), a higher deferral of over-collected property taxes ($5 million) and higher state and local taxes ($9 million).

Gas
CECONY’s results of gas operations for the three months ended September 30, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2022	September 30, 2021	Variation
Operating revenues	$414	$307	$107
Gas purchased for resale	113	61	52
Other operations and maintenance	114	92	22
Depreciation and amortization	93	82	11
Taxes, other than income taxes	134	120	14
Gas operating income	$(40)	$(48)	$8

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2022 compared with the 2021 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2022	September 30, 2021	Variation	Percent Variation		September 30, 2022	September 30, 2021	Variation	Percent Variation
Residential	4,467	4,158	309	7.4%		$150	$128	$22	17.2%
General	4,759	4,133	626	15.1		94	59	35	59.3
Firm transportation	8,821	8,943	(122)	(1.4)		88	80	8	10.0
Total firm sales and transportation	18,047	17,234	813	4.7	(b)	332	267	65	24.3
Interruptible sales (c)	1,222	1,198	24	2.0		10	6	4	66.7
NYPA	14,381	15,187	(806)	(5.3)		1	1	—	—
Generation plants	19,633	14,955	4,678	31.3		11	7	4	57.1
Other	4,141	4,193	(52)	(1.2)		6	6	—	—
Other operating revenues (d)	—	—	—	—		54	20	34	Large
Total	57,424	52,767	4,657	8.8%		$414	$307	$107	34.9%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 8.4 percent in the three months ended September 30, 2022 compared with the 2021 period.
(c)Includes 273 thousand and 572 thousand of Dt for the 2022 and 2021 periods, respectively, which are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $107 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher gas purchased for resale ($52 million) and an increase in revenues from the gas rate plan ($29 million).

Gas purchased for resale increased $52 million in the three months ended September 30, 2022 compared with the 2021 period due to higher unit costs ($51 million) and higher purchased volumes ($1 million).

Other operations and maintenance expenses increased $22 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($18 million), and higher surcharges for assessments and fees that are collected in revenues from customers ($1 million).

Depreciation and amortization expenses increased $11 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $14 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to a higher deferral of over-collected property taxes ($8 million), higher property taxes ($3 million) and higher state and local taxes ($3 million).

Steam
CECONY’s results of steam operations for the three months ended September 30, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2022	September 30, 2021	Variation
Operating revenues	$58	$55	$3
Purchased power	15	8	7
Fuel	1	5	(4)
Other operations and maintenance	48	42	6
Depreciation and amortization	24	23	1
Taxes, other than income taxes	35	35	—
Steam operating income	$(65)	$(58)	$(7)

CECONY’s steam sales and deliveries for the three months ended September 30, 2022 compared with the 2021 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2022	September 30, 2021	Variation	Percent Variation		September 30, 2022	September 30, 2021	Variation	Percent Variation
General	7	4	3	75.0%		$2	$2	$—	—%
Apartment house	582	588	(6)	(1.0)		13	13	—	—
Annual power	2,006	1,904	102	5.4		38	34	4	11.8
Other operating revenues (a)	—	—	—	—		5	6	(1)	(16.7)
Total	2,595	2,496	99	4.0%	(b)	$58	$55	$3	5.5%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries increased 3.0 percent in the three months ended September 30, 2022 compared with the 2021 period.

Operating revenues increased $3 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher purchased power expenses ($7 million), offset in part by lower fuel expenses ($4 million).

Purchased power increased $7 million in the three months ended September 30, 2022 compared with the 2021 period due to higher unit costs ($6 million) and higher purchased volumes ($1 million).

Fuel expenses decreased $4 million in the three months ended September 30, 2022 compared with the 2021 period due to lower unit costs ($4 million).

Other operations and maintenance expenses increased $6 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($7 million).

Depreciation and amortization expenses increased $1 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher steam utility plant balances.

Other Income (Deductions)
Other income increased $104 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($110 million), offset in part by lower expenses resulting from investment performance in a deferred income plan ($6 million)

Net Interest Expense
Net Interest Expense increased $5 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher interest on short-term debt ($10 million) and higher interest on long-term debt ($7 million), offset in part by an increase in allowance for borrowed funds used during construction ($14 million).

Income Tax Expense
Income taxes increased $34 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($23 million), higher state income taxes ($6 million), assistance received from a New York State COVID-19 arrears program in 2022 (see "COVID-19 Regulatory Matters" in Note B to the Third Quarter Financial Statements) ($6 million) and the absence of a favorable tax adjustment from the prior year tax return due to an increase in the general business tax credits ($4 million), offset in part by lower reserve for injuries and damages ($4 million).

O&R

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
(Millions of Dollars)	Electric	Gas	2022 Total	Electric	Gas	2021 Total	2022-2021 Variation
Operating revenues	$252	$39	$291	$223	$34	$257	$34
Purchased power	89	—	89	68	—	68	21
Gas purchased for resale	—	16	16	—	13	13	3
Other operations and maintenance	69	19	88	67	16	83	5
Depreciation and amortization	18	7	25	18	6	24	1
Taxes, other than income taxes	15	7	22	15	7	22	—
Operating income	$61	$(10)	$51	$55	$(8)	$47	$4

Electric
O&R’s results of electric operations for the three months ended September 30, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2022	September 30, 2021	Variation
Operating revenues	$252	$223	$29
Purchased power	89	68	21
Other operations and maintenance	69	67	2
Depreciation and amortization	18	18	—
Taxes, other than income taxes	15	15	—
Electric operating income	$61	$55	$6

O&R’s electric sales and deliveries for the three months ended September 30, 2022 compared with the 2021 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2022	September 30, 2021	Variation	Percent Variation		September 30, 2022	September 30, 2021	Variation	Percent Variation
Residential/Religious (b)	654	581	73	12.6%		$141	$114	$27	23.7%
Commercial/Industrial	265	221	44	19.9		45	32	13	40.6
Retail choice customers	747	820	(73)	(8.9)		67	75	(8)	(10.7)
Public authorities	36	32	4	12.5		5	4	1	25.0
Other operating revenues (c)	—	—	—	—		(6)	(2)	(4)	Large
Total	1,702	1,654	48	2.9%	(d)	$252	$223	$29	13.0%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 2.6 percent in the three months ended September 30, 2022 compared with the 2021 period.

Operating revenues increased $29 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher purchased power expenses ($21 million) and higher revenues from the NY electric rate plan ($10 million).

Purchased power expenses increased $21 million in the three months ended September 30, 2022 compared with the 2021 period due to higher unit costs ($11 million), and higher purchased volumes ($10 million).

Other operations and maintenance expenses increased $2 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher costs for pension, reflecting reconciliation to the rate plan level.

Gas
O&R’s results of gas operations for the three months ended September 30, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2022	September 30, 2021	Variation
Operating revenues	$39	$34	$5
Gas purchased for resale	16	13	3
Other operations and maintenance	19	16	3
Depreciation and amortization	7	6	1
Taxes, other than income taxes	7	7	—
Gas operating income	$(10)	$(8)	($2)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2022 compared with the 2021 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2022	September 30, 2021	Variation	Percent Variation		September 30, 2022	September 30, 2021	Variation	Percent Variation
Residential	548	900	(352)	(39.1%)		$16	$18	$(2)	(11.1%)
General	139	258	(119)	(46.1)		3	4	(1)	(25.0)
Firm transportation	548	736	(188)	(25.5)		4	6	(2)	(33.3)
Total firm sales and transportation	1,235	1,894	(659)	(34.8)	(b)	$23	$28	$(5)	(17.9)
Interruptible sales	830	844	(14)	(1.7)		1	—	1	Large
Generation plants	6	13	(7)	(53.8)		—	—	—	—
Other	56	26	30	Large		1	1	—	—
Other gas revenues	—	—	—	—		14	5	9	Large
Total	2,127	2,777	(650)	(23.4%)		$39	$34	$5	14.7%
(a)Revenues from NY gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes decreased 5.4 percent in the three months ended September 30, 2022 compared with the 2021 period.

Operating revenues increased $5 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher gas purchased for resale ($3 million) and higher revenues from the NY gas rate plan ($2 million).

Gas purchased for resale increased $3 million in the three months ended September 30, 2022 compared with the 2021 period due to higher unit costs ($3 million).

Other operations and maintenance expenses increased $3 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher costs for pension, reflecting reconciliation to the rate plan level.

Depreciation and amortization expenses increased $1 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher gas utility plant balances.

Income Tax Expense
Income taxes increased $5 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($3 million), higher state income taxes ($1 million)
and assistance received from a New York State COVID-19 arrears program in 2022 (see "COVID-19 Regulatory Matters" in Note B to the Third Quarter Financial Statements) ($1 million).

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the three months ended September 30, 2022 compared with the 2021 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2022	September 30, 2021	Variation
Operating revenues	$325	$264	$61
Gas purchased for resale	55	9	46
Other operations and maintenance	101	114	(13)
Depreciation and amortization	60	58	2
Taxes, other than income taxes	5	4	1
Operating income	$104	$79	$25

Operating revenues increased $61 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher wholesale revenues ($48 million), higher net mark-to-market values ($30 million) and higher energy services revenues ($2 million), offset in part by lower revenue from engineering, procurement and construction of renewable electric projects ($19 million).

Gas purchased for resale increased $46 million in the three months ended September 30, 2022 compared with the 2021 period due to higher purchased volumes and prices.

Other operations and maintenance expenses decreased $13 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to lower costs from engineering, procurement and construction of renewable electric projects.

Depreciation and amortization expenses increased $2 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to an increase in renewable electric projects in operation during 2022.

Net Interest Expense
Net interest expense decreased $37 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher unrealized gains on interest rate swaps in the 2022 period.

Income Tax Expense
Income taxes decreased $3 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to higher income attributable to non-controlling interest ($19 million), offset in part by higher income before income tax expense ($13 million) and higher state income taxes ($3 million).

Income (Loss) Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $75 million to a gain of $6 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to lower income in the 2022 period attributable to a tax equity investor in renewable electric projects accounted for under the HLBV method of accounting. See Note P to the Third Quarter Financial Statements.

Other
Income Tax Expense
Income taxes decreased $2 million in the three months ended September 30, 2022 compared with the 2021 period primarily due to lower state income taxes.

The Companies’ results of operations for the nine months ended September 30, 2022 and 2021 were as follows:

	CECONY		O&R		Clean Energy Businesses (d)		Con Edison Transmission (c)		Other (a)		Con Edison (b)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Operating revenues	$9,972	$8,784	$813	$699	$857	$779	$3	$3	$(6)	$(4)	$11,639	$10,261
Purchased power	1,639	1,294	210	157	6	—	—	—	(4)	(3)	1,851	1,448
Fuel	255	166	—	—	—	—	—	—	—	—	255	166
Gas purchased for resale	582	357	94	56	157	49	—	—	—	(1)	833	461
Other operations and maintenance	2,267	1,848	259	240	252	348	10	9	(3)	(2)	2,785	2,443
Depreciation and amortization	1,341	1,267	73	71	178	172	1	1	—	—	1,593	1,511
Taxes, other than income taxes	2,159	2,016	67	67	16	14	—	—	6	6	2,248	2,103
Operating income	1,729	1,836	110	108	248	196	(8)	(7)	(5)	(4)	2,074	2,129
Other income (deductions) (c)	245	(70)	16	(9)	2	—	14	(178)	(8)	(2)	269	(259)
Net interest expense	604	567	33	32	(68)	44	3	8	14	18	586	669
Income before income tax expense	1,370	1,199	93	67	318	152	3	(193)	(27)	(24)	1,757	1,201
Income tax expense	232	188	21	14	68	44	1	(51)	8	(1)	330	194
Net income	$1,138	$1,011	$72	$53	$250	$108	$2	($142)	$(35)	$(23)	$1,427	$1,007
Loss attributable to non-controlling interest	—	—	—	—	(43)	(115)	—	—	—	—	(43)	(115)
Net income for common stock	$1,138	$1,011	$72	$53	$293	$223	$2	($142)	$(35)	$(23)	$1,470	$1,122
(a)Includes parent company and consolidation adjustments.
(b)Represents the consolidated results of operations of Con Edison and its businesses.
(c)For the nine months ended September 30, 2021, Con Edison Transmission recorded pre-tax impairment losses of $211 million ($147 million, after-tax) on its investment in Stagecoach. See “Investments” in Note A to the Third Quarter Financial Statements.
(d)On October 1, 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses. See Note T to the Third Quarter Financial Statements.

CECONY

	For the Nine Months Ended September 30, 2022				For the Nine Months Ended September 30, 2021
(Millions of Dollars)	Electric	Gas	Steam	2022 Total	Electric	Gas	Steam	2021 Total	2022-2021 Variation
Operating revenues	$7,401	$2,127	$444	$9,972	$6,661	$1,730	$393	$8,784	$1,188
Purchased power	1,593	—	46	1,639	1,267	—	27	1,294	345
Fuel	170	—	85	255	107	—	59	166	89
Gas purchased for resale	—	582	—	582	—	357	—	357	225
Other operations and maintenance	1,774	346	147	2,267	1,450	277	121	1,848	419
Depreciation and amortization	994	275	72	1,341	959	239	69	1,267	74
Taxes, other than income taxes	1,637	413	109	2,159	1,541	367	108	2,016	143
Operating income	$1,233	$511	$(15)	$1,729	$1,337	$490	$9	$1,836	$(107)

Electric
CECONY’s results of electric operations for the nine months ended September 30, 2022 compared with the 2021 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2022	September 30, 2021	Variation
Operating revenues	$7,401	$6,661	$740
Purchased power	1,593	1,267	326
Fuel	170	107	63
Other operations and maintenance	1,774	1,450	324
Depreciation and amortization	994	959	35
Taxes, other than income taxes	1,637	1,541	96
Electric operating income	$1,233	$1,337	$(104)

CECONY’s electric sales and deliveries for the nine months ended September 30, 2022 compared with the 2021 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2022	September 30, 2021	Variation	Percent Variation		September 30, 2022	September 30, 2021	Variation	Percent Variation
Residential/Religious (b)	9,283	8,828	455	5.2%		$2,600	$2,415	$185	7.7%
Commercial/Industrial	7,857	6,981	876	12.5		2,026	1,657	369	22.3
Retail choice customers	16,204	16,310	(106)	(0.6)		1,950	2,008	(58)	(2.9)
NYPA, Municipal Agency and other sales	7,185	6,854	331	4.8		576	536	40	7.5
Other operating revenues (c)	—	—	—	—		249	45	204	Large
Total	40,529	38,973	1,556	4.0%	(d)	$7,401	$6,661	$740	11.1%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 3.4 percent in the nine months ended September 30, 2022 compared with the 2021 period.

Operating revenues increased $740 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher purchased power expenses ($326 million), an increase in revenues from the electric rate plan ($231 million) and higher fuel expenses ($63 million).

Purchased power expenses increased $326 million in the nine months ended September 30, 2022 compared with the 2021 period due to higher unit costs ($311 million), and higher purchased volumes ($15 million).

Fuel expenses increased $63 million in the nine months ended September 30, 2022 compared with the 2021 period due to higher unit costs ($70 million), offset in part by lower purchased volumes from the company's electric generating facilities ($7 million).

Other operations and maintenance expenses increased $324 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($260 million), higher municipal infrastructure support costs ($20 million), higher surcharges for assessments and fees that are collected in revenues from customers ($17 million), higher stock-based compensation costs ($13 million), higher uncollectible expense ($6 million), and higher costs for injuries and damages ($2 million).

Depreciation and amortization expenses increased $35 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $96 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to a higher deferral of over-collected property taxes ($50 million), higher property taxes ($22 million), higher state and local taxes ($19 million) and higher payroll taxes ($5 million).

Gas
CECONY’s results of gas operations for the nine months ended September 30, 2022 compared with the 2021 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2022	September 30, 2021	Variation
Operating revenues	$2,127	$1,730	$397
Gas purchased for resale	582	357	225
Other operations and maintenance	346	277	69
Depreciation and amortization	275	239	36
Taxes, other than income taxes	413	367	46
Gas operating income	$511	$490	$21

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2022 compared with the 2021 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2022	September 30, 2021	Variation	Percent Variation		September 30, 2022	September 30, 2021	Variation	Percent Variation
Residential	39,172	39,231	(59)	(0.2)%		$942	$789	$153	19.4%
General	25,507	23,663	1,844	7.8		428	313	115	36.7
Firm transportation	57,307	58,783	(1,476)	(2.5)		590	523	67	12.8
Total firm sales and transportation	121,986	121,677	309	0.3	(b)	1,960	1,625	335	20.6
Interruptible sales (c)	4,875	4,747	128	2.7		40	22	18	81.8
NYPA	34,867	36,601	(1,734)	(4.7)		2	2	—	—
Generation plants	42,329	32,653	9,676	29.6		24	18	6	33.3
Other	14,956	15,872	(916)	(5.8)		27	27	—	—
Other operating revenues (d)	—	—	—	—		74	36	38	Large
Total	219,013	211,550	7,463	3.5%		$2,127	$1,730	$397	22.9%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 0.6 percent in the nine months ended September 30, 2022 compared with the 2021 period.
(c)Includes 1,702 thousand and 1,700 thousand of Dt for the 2022 and 2021 periods, respectively, which are also reflected in firm transportation and other.

(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $397 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher gas purchased for resale expense ($225 million) and an increase in revenues from the gas rate plan ($151 million).

Gas purchased for resale increased $225 million in the nine months ended September 30, 2022 compared with the 2021 period due to higher unit costs ($172 million) and higher purchased volumes ($53 million).

Other operations and maintenance expenses increased $69 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($53 million), higher stock-based compensation costs ($3 million), higher departmental gas operations cost ($1 million), higher uncollectible expense ($1 million), higher municipal infrastructure support costs ($1 million), and higher surcharges for assessments and fees that are collected in revenues from customers ($1 million).

Depreciation and amortization expenses increased $36 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $46 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to a higher deferral of over-collected property taxes ($20 million), higher property taxes ($14 million) and higher state and local taxes ($10 million).

Steam
CECONY’s results of steam operations for the nine months ended September 30, 2022 compared with the 2021 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2022	September 30, 2021	Variation
Operating revenues	$444	$393	$51
Purchased power	46	27	19
Fuel	85	59	26
Other operations and maintenance	147	121	26
Depreciation and amortization	72	69	3
Taxes, other than income taxes	109	108	1
Steam operating income	$(15)	$9	$(24)

CECONY’s steam sales and deliveries for the nine months ended September 30, 2022 compared with the 2021 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2022	September 30, 2021	Variation	Percent Variation		September 30, 2022	September 30, 2021	Variation	Percent Variation
General	390	396	(6)	(1.5)%		$21	$19	$2	10.5%
Apartment house	3,781	3,768	13	0.3		115	100	15	15.0
Annual power	9,109	8,888	221	2.5		297	256	41	16.0
Other operating revenues (a)	—	—	—	—		11	18	(7)	(38.9)
Total	13,280	13,052	228	1.7%	(b)	$444	$393	$51	13.0%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries increased 0.7 percent in the nine months ended September 30, 2022 compared with the 2021 period.

Operating revenues increased $51 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher fuel expenses ($26 million), higher purchased power expenses ($19 million), and the impact of milder than normal weather in the 2021 period ($3 million).

Purchased power expenses increased $19 million in the nine months ended September 30, 2022 compared with the 2021 period due to higher unit costs ($23 million), offset in part by lower purchased volumes ($4 million).

Fuel expenses increased $26 million in the nine months ended September 30, 2022 compared with the 2021 period due to higher unit costs ($20 million) and higher purchased volumes from the company’s steam generating facilities ($6 million).

Other operations and maintenance expenses increased $26 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($22 million), higher surcharges for assessments and fees that are collected in revenues from customers ($1 million), and higher stock-based compensation costs ($1 million).

Depreciation and amortization expenses increased $3 million in the nine months ended September 30, 2022 compared with the 2021 period due to higher steam utility plant balances.

Taxes, other than income taxes increased $1 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher property taxes.

Other Income (Deductions)
Other income increased $315 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($335 million), offset in part by lower expenses resulting from investment performance in a deferred income plan ($21 million)

Net Interest Expense
Net interest expense increased $37 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher interest expense for long-term debt ($37 million) and higher interest for short-term debt ($13 million), offset in part by an increase in allowance for borrowed funds used during construction ($14 million).

Income Tax Expense
Income taxes increased $44 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($36 million), higher state income taxes ($8 million) and lower flow-through tax benefits in 2022 for plant-related items ($5 million), offset in part by higher research and development credits ($6 million, including $5 million from prior years).

O&R

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
(Millions of Dollars)	Electric	Gas	2022 Total	Electric	Gas	2021 Total	2022-2021 Variation
Operating revenues	$594	$219	$813	$522	$177	$699	$114
Purchased power	210	—	210	157	—	157	53
Gas purchased for resale	—	94	94	—	56	56	38
Other operations and maintenance	203	56	259	193	47	240	19
Depreciation and amortization	53	20	73	52	19	71	2
Taxes, other than income taxes	43	24	67	43	24	67	—
Operating income	$85	$25	$110	$77	$31	$108	$2

Electric
O&R’s results of electric operations for the nine months ended September 30, 2022 compared with the 2021 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2022	September 30, 2021	Variation
Operating revenues	$594	$522	$72
Purchased power	210	157	53
Other operations and maintenance	203	193	10
Depreciation and amortization	53	52	1
Taxes, other than income taxes	43	43	—
Electric operating income	$85	$77	$8

O&R’s electric sales and deliveries for the nine months ended September 30, 2022 compared with the 2021 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2022	September 30, 2021	Variation	Percent Variation		September 30, 2022	September 30, 2021	Variation	Percent Variation
Residential/Religious (b)	1,482	1,366	116	8.5%		$315	$257	$58	22.6%
Commercial/Industrial	706	625	81	13.0		111	83	28	33.7
Retail choice customers	2,015	2,201	(186)	(8.5)		159	176	(17)	(9.7)
Public authorities	86	83	3	3.6		12	8	4	50.0
Other operating revenues (c)	—	—	—	—		(3)	(2)	(1)	—
Total	4,289	4,275	14	0.3%	(d)	$594	$522	$72	13.8%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 1.5 percent in the nine months ended September 30, 2022 compared with the 2021 period.

Operating revenues increased $72 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher purchased power expenses ($53 million) and higher revenues from the New York electric rate plan ($17 million).

Purchased power expenses increased $53 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher unit costs ($47 million) and higher purchased volumes ($7 million).

Other operations and maintenance expenses increased $10 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher costs for pension, reflecting reconciliation to the rate plan level.

Depreciation and amortization increased $1 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the nine months ended September 30, 2022 compared with the 2021 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2022	September 30, 2021	Variation
Operating revenues	$219	$177	$42
Gas purchased for resale	94	56	38
Other operations and maintenance	56	47	9
Depreciation and amortization	20	19	1
Taxes, other than income taxes	24	24	—
Gas operating income	$25	$31	$(6)

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2022 compared with the 2021 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2022	September 30, 2021	Variation	Percent Variation		September 30, 2022	September 30, 2021	Variation	Percent Variation
Residential	8,433	7,784	649	8.3%		$144	$108	$36	33.3%
General	1,945	1,729	216	12.5		27	19	8	42.1
Firm transportation	4,702	5,514	(812)	(14.7)		33	41	(8)	(19.5)
Total firm sales and transportation	15,080	15,027	53	0.4	(b)	$204	$168	$36	21.4
Interruptible sales	2,936	3,002	(66)	(2.2)		4	4	—	—
Generation plants	11	24	(13)	(54.2)		—	—	—	—
Other	437	271	166	61.3		1	1	—	—
Other gas revenues	—	—	—	—		10	4	6	Large
Total	18,464	18,324	140	0.8%		$219	$177	$42	23.7%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes increased 1 percent in the nine months ended September 30, 2022 compared with 2021 period.

Operating revenues increased $42 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to an increase in gas purchased for resale ($38 million) and higher revenues from the NY gas rate plan ($8 million).

Gas purchased for resale increased $38 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher unit costs ($30 million) and higher purchased volumes ($7 million).

Other operations and maintenance expenses increased $9 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher costs for pension, reflecting reconciliation to the rate plan level.

Depreciation and amortization expenses increased $1 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher gas utility plant balances.

Income Tax Expense
Income taxes increased $7 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($5 million) and higher state income taxes ($3 million), offset in part by an increase in the amortization of excess deferred federal income taxes due to the TCJA ($1 million).

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the nine months ended September 30, 2022 compared with the 2021 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2022	September 30, 2021	Variation
Operating revenues	$857	$779	$78
Purchased power	6	—	6
Gas purchased for resale	157	49	108
Other operations and maintenance	252	348	(96)
Depreciation and amortization	178	172	6
Taxes, other than income taxes	16	14	2
Operating income	$248	$196	$52

Operating revenues increased $78 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher wholesale revenues ($130 million), net mark-to-market values ($23 million), offset in part by lower revenue from engineering, procurement and construction of renewable electric projects ($71 million), and lower energy services revenues ($4 million).

Purchased power increased $6 million in the nine months ended September 30, 2022 compared with the 2021 period due to higher costs from renewable electric projects.

Gas purchased for resale increased $108 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher purchased volumes and prices.

Other operations and maintenance expenses decreased $96 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to lower costs from engineering, procurement and construction of renewable electric projects.

Depreciation and amortization expenses increased $6 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to an increase in renewable electric projects in operation during 2022.

Net Interest Expense
Net interest expense decreased $112 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher unrealized gains on interest rate swaps in the 2022 period.

Income Tax Expense
Income taxes increased $24 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($35 million), higher state income taxes ($7 million) and an increase in the reserve for uncertain tax positions ($5 million), offset in part by a lower loss attributable to non-controlling interest ($18 million) and higher renewable energy credits ($4 million).

Income (Loss) Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $72 million to a loss of $43 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to lower income attributable in the 2021 period to a tax equity investor in renewable electric projects accounted for under the HLBV method of accounting. See Note P to the Third Quarter Financial Statements.

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $192 million from $178 million of other deductions to $14 million of other income in the nine months ended September 30, 2022 compared with the 2021 period primarily due to losses in the 2021 period from CET Gas' pre-tax impairment loss of $211 million on its investment in Stagecoach (See "Investments" in Note A to the Third Quarter Financial Statements), offset in part by investment income from Stagecoach ($22 million) and NY Transco ($11 million), compared to 2022 investment income from NY Transco ($14 million).

Net Interest Expense
Net interest expense decreased $5 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to the repayment of an intercompany loan from the parent company from a portion of the proceeds from the substantial completion of the sale of Stagecoach.

Income Tax Expense
Income taxes increased $52 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher income before income tax expense ($41 million) and higher state income taxes ($13 million), offset in part by a decrease in the amortization of deficient deferred federal income taxes due to the TCJA ($1 million).

Other
Income Tax Expense
Income taxes increased $9 million in the nine months ended September 30, 2022 compared with the 2021 period primarily due to higher state income taxes.

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	For the Nine Months Ended September 30,
	CECONY		O&R		Clean Energy Businesses (d)		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Operating activities	$2,191	$1,251	$165	$106	$251	$56	$49	$43	$(38)	$256	$2,618	$1,712
Investing activities	(2,929)	(2,782)	(162)	(157)	(206)	(106)	(49)	608	—	—	(3,346)	(2,437)
Financing activities	(157)	482	(2)	39	(42)	35	—	(651)	24	(400)	(177)	(496)
Net change for the period	(895)	(1,049)	1	(12)	3	(15)	—	—	(14)	(145)	(905)	(1,221)
Balance at beginning of period	920	1,067	29	37	178	187	—	—	19	145	1,146	1,436
Balance at end of period (c)	$25	$18	$30	$25	$181	$172	$—	$—	$5	$0	$241	$215
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the Third Quarter Financial Statements.
(d) On October 1, 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses. See Note T to the Third Quarter
Financial Statements.

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

During 2020 and 2021, the decline in business activity in the Utilities’ service territory due to the COVID-19 pandemic and the Utilities' suspension of service disconnections, bill collection activities and certain charges and fees resulted in a slower recovery of cash from outstanding customer accounts receivable balances, material increases in customer accounts receivable balances, increases to the allowance for uncollectible accounts, and may result in increases to write-offs of customer accounts, as compared to prior to the COVID-19 pandemic. Under the revenue decoupling mechanisms in the Utilities’ NY electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but largely not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. During the nine months ended September 30, 2022, increases in electric and gas commodity prices have contributed and may further contribute to a slower recovery of cash from outstanding customer accounts receivable balances, increases to the allowance for uncollectible accounts, and increases to write-offs of customer accounts receivable balances. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. See “Financial and Commodity Market Risks – Commodity Price Risk,” below.

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

Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. Pursuant to their rate plans, the Utilities also recover from customers the amount of property taxes they will pay. The payment of property taxes by the Utilities affects the timing of cash flows and increases the amount of short-term borrowings issued by the Utilities when property taxes are due and as property taxes increase, but generally does not impact net income. See “Rate Plans” in Note B, "COVID-19 Regulatory Matters" in Note B, “Other Regulatory Matters” in Note B and Note J to the Third Quarter Financial Statements and "Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing," above.

Net income is the result of cash and non-cash (or accrual) transactions. Only cash transactions affect the Companies’ cash flows from operating activities. Principal non-cash charges or credits include depreciation, deferred income tax expense, amortizations of certain regulatory assets and liabilities and accrued unbilled revenue. Non-cash charges or credits may also be accrued under the revenue decoupling and cost reconciliation mechanisms in the Utilities’ NY electric and gas rate plans. For Con Edison, net income for the nine months ended September 30, 2021 included non-cash losses recognized with respect to a partial goodwill impairment of Con Edison Transmission’s investment in Stagecoach. See “Investments” in Note A to the Third Quarter Financial Statements.

Net cash flows from operating activities for the nine months ended September 30, 2022 for Con Edison and CECONY were $906 million higher and $940 million higher, respectively, than in the 2021 period. The changes in net cash flows for Con Edison and CECONY primarily reflect net lower pension and retiree benefits contributions ($433 million and $408 million, respectively), higher deferred income taxes ($150 million and $69 million, respectively), higher other current liabilities balances ($139 million and $46 million, respectively) and higher recoveries of depreciation and amortization ($82 million and $74 million, respectively), a higher increase of accounts receivables balances from customers net of allowance for uncollectible accounts ($70 million and $80 million, respectively) (see “COVID-19 Regulatory Matters” in Note B to the Third Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts", "Accounting Considerations” and “Liquidity and Financing,” above) and higher increase of accounts payable balances ($76 million and $37 million, respectively), offset in part by net lower deferred credits, noncurrent liabilities and other regulatory liabilities balances ($216 million and $225 million, respectively). For Con Edison, it also reflects higher other receivables and current asset balances ($41 million). For CECONY, the higher net cash flows from operating activities also reflects lower other receivables and other current asset balances ($285 million), and higher accrued taxes ($28 million). The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $909 million higher and $147 million higher, respectively, for the nine months ended September 30, 2022 compared with the 2021 period. The change for Con Edison primarily reflects the proceeds from the sale of Stagecoach in 2021 ($614 million), proceeds from the divestiture of renewable electric projects at the Clean Energy Businesses in 2021 ($183 million) and an increase in utility construction expenditures at CECONY ($142 million), partially offset by a decrease in non-utility construction expenditures at the Clean Energy Businesses ($80 million) due to construction of the CED Nevada Virginia projects being completed during the first half of 2021.

Cash Flows from Financing Activities
Net cash flows from financing activities for Con Edison and CECONY were $319 million higher and $639 million lower, respectively, in the nine months ended September 30, 2022 compared with the 2021 period.

In June 2022, Con Edison redeemed at maturity $293 million of 8.71 percent senior unsecured notes. See Note C to the Third Quarter Financial Statements.

In June 2022, Con Edison entered into and borrowed $400 million under a 364-Day Senior Unsecured Term Loan Credit Agreement under which a bank is committed, until November 30, 2022, to provide to Con Edison one or more tranches of incremental term loans in an aggregate amount not to exceed $200 million in addition to the $400 million borrowed on June 30, 2022. See Note D to the Third Quarter Financial Statements.

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

In November 2022, O&R issued $100 million aggregate principal amount of 5.70 percent debentures, due 2032, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. See Note C to the Third Quarter Financial Statements.

In December 2021, O&R issued $45 million aggregate principal amount of 2.31 percent debentures, due 2031 and $30 million aggregate principal amount of 3.17 percent debentures, due 2051, the net proceeds from the sales of which were used to repay short-term borrowings and for other general corporate purposes.

In August 2022, the Clean Energy Businesses entered into and borrowed $150 million under a 364-Day Senior Unsecured Term Loan Credit Agreement guaranteed by Con Edison, the proceeds from which were used for general corporate purposes. See Note D and Note H to the Third Quarter Financial Statements.

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

In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement with a tax equity investor for the financing of a portfolio of three of the Clean Energy Businesses’ solar electric projects (CED Nevada Virginia). Under the financing, the tax equity investor acquired a noncontrolling interest in the portfolio and will receive a percentage of earnings, tax attributes and cash flows. In March 2021, May 2021, June 2021, July 2021, and August 2021, the tax equity investor funded $39 million, $13 million, $47 million, $53 million and $111 million, respectively. The Clean Energy Businesses will continue to consolidate this entity and will report the noncontrolling tax equity investor’s interest in the tax equity arrangement. See Note P to the Third Quarter Financial Statements.

Con Edison’s cash flows from financing activities for the nine months ended September 30, 2022 and 2021 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $71 million and $82 million, respectively.

Cash flows from financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at September 30, 2022 and 2021 and the average daily balances for the nine months ended September 30, 2022 and 2021 for Con Edison and CECONY were as follows:

	2022		2021
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30,	Daily average	Outstanding at September 30,	Daily average
Con Edison	$1,941	$1,368	$1,036	$1,294
CECONY	$1,789	$1,191	$942	$1,194
Weighted average yield	3.4%	1.5%	0.1%	0.2%

Capital Requirements and Resources

Capital Resources
For each of the Companies, the common equity ratio at September 30, 2022 and December 31, 2021 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2022	December 31, 2021
Con Edison	48.4	47.4
CECONY	47.8	47.0

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at September 30, 2022 and December 31, 2021 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses (c)		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
ASSETS
Current assets	$4,667	$4,703	$332	$290	$775	$542	$7	$2	$(48)	$14	$5,733	$5,551
Investments	518	608	21	26	—	—	271	223	(5)	(4)	805	853
Net plant	43,208	41,613	2,668	2,599	4,499	4,367	17	17	—	—	50,392	48,596
Other noncurrent assets	6,419	5,731	403	377	1,649	1,645	7	7	355	356	8,833	8,116
Total Assets	$54,812	$52,655	$3,424	$3,292	$6,923	$6,554	$302	$249	$302	$366	$65,763	$63,116

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$5,207	$4,321	$434	$372	$1,383	$1,011	$148	$100	$(282)	$(377)	$6,890	$5,427
Noncurrent liabilities	14,349	13,640	1,099	1,064	233	121	(87)	(90)	(47)	14	15,547	14,749
Long-term debt	18,389	18,382	968	968	2,344	2,607	—	—	649	647	22,350	22,604
Equity	16,867	16,312	923	888	2,963	2,815	241	239	(18)	82	20,976	20,336
Total Liabilities and Equity	$54,812	$52,655	$3,424	$3,292	$6,923	$6,554	$302	$249	$302	$366	$65,763	$63,116
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) On October 1, 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy
Businesses. See Note T to the Third Quarter Financial Statements.

CECONY
Current assets at September 30, 2022 were $36 million lower than at December 31, 2021. The change in current assets primarily reflects a decrease in cash and temporary cash investments ($895 million), a decrease to accrued unbilled revenues ($99 million), offset in part by an increase in prepayments ($559 million), an increase in accounts receivables, net of allowance for uncollectible accounts ($141 million) (see “COVID-19 Regulatory Matters” in Note B to the Third Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above), an increase in the fair value of short-term derivative assets ($119 million), higher fuel oil, gas in storage, materials and supplies, at average cost ($71 million) and an increase in accounts receivable from affiliated companies ($66 million).

Investments at September 30, 2022 were $90 million lower than at December 31, 2021. The change in investments primarily reflects a decrease in supplemental retirement income plan assets ($80 million) and deferred income plan assets ($10 million). See Note E to the Third Quarter Financial Statements.

Net plant at September 30, 2022 was $1,595 million higher than at December 31, 2021. The change in net plant primarily reflects an increase in electric ($1,331 million), gas ($723 million), and steam ($67 million) plant balances and an increase in construction work in progress ($81 million), offset in part by an increase in accumulated depreciation ($595 million).

Other noncurrent assets at September 30, 2022 were $688 million higher than at December 31, 2021. The change in other noncurrent assets primarily reflects an increase in pension and retiree benefits ($501 million), an increase in the regulatory asset for system peak reduction and energy efficiency programs ($262 million), deferred storm costs ($10 million) and partially offset by deferred derivative losses ($18 million) and the decrease in deferrals for increased costs related to the COVID-19 pandemic ($5 million). An increase in the fair value of deferred assets ($80 million), and, operating lease right-of-use asset ($32 million). The increase is offset in part by a decrease in the deferred pension and other postretirement benefits ($110 million), and a decrease in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2021, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($100 million). The change in the regulatory asset also reflects the period's amortization of accounting costs. See Notes B, E and F to the Third Quarter Financial Statements.

Current liabilities at September 30, 2022 were $886 million higher than at December 31, 2021. The change in current liabilities primarily reflects an increase in notes payable ($428 million), an increase in the regulatory liability for deferred derivative gains ($350 million) and increases in system benefits charges ($8 million) and accrued interest ($109 million), offset in part by a decrease in accounts payable ($3 million).

Noncurrent liabilities at September 30, 2022 were $709 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflects an increase in deferred income taxes and unamortized investment tax credits ($427 million) primarily due to accelerated tax depreciation, repair deductions and the amortization of excess deferred federal income taxes due to the TCJA. See Note J to the Third Quarter Financial Statements. The change also reflects an increase in regulatory liabilities for unrecognized other postretirement costs ($368 million), and pension and other postretirement benefit deferrals ($30 million), offset in part by a decrease in the regulatory liability for net unbilled revenue deferrals ($83 million), TCJA net benefits ($94 million) and a decrease in pension and retiree benefits liability ($29 million) that primarily reflects the final actuarial valuation, as measured at December 31, 2021, of the plans in accordance with the accounting rules for retirement benefits. See Notes E and F to the Third Quarter Financial Statements.

Long-term debt at September 30, 2022 was $7 million higher than at December 31, 2021. The change in long-term debt primarily reflects the amortization of unamortized debt expense over the nine month period.

Equity at September 30, 2022 was $555 million higher than at December 31, 2021. The change in equity primarily reflects net income for the nine months ended September 30, 2022 ($1,138 million), capital contributions from parent ($150 million) in 2022, an increase in other comprehensive income ($1 million), offset in part by common stock dividends to parent ($734 million) in 2022.

O&R
Current assets at September 30, 2022 were $42 million higher than at December 31, 2021. The change in current assets primarily reflects higher prepayments ($19 million), an increase in accounts receivables, net of allowance for uncollectible accounts ($10 million) (see “COVID-19 Regulatory Matters” in Note B to the Third Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above), an increase in gas in storage, at average cost ($12 million) and an increase in the fair value of short-term derivative assets ($1 million).

Investments at September 30, 2022 was $5 million lower than at December 31, 2021. The change in investments primarily reflects unrealized losses ($2 million) and benefit payout to retirees ($2 million) related to the supplemental pension plan.

Net plant at September 30, 2022 was $69 million higher than at December 31, 2021. The change in net plant primarily reflects an increase in electric ($76 million), gas ($42 million), and general ($9 million) plant balances, offset in part by an increase in accumulated depreciation ($59 million).

Other noncurrent assets at September 30, 2022 were $26 million higher than at December 31, 2021. The change in other noncurrent assets primarily reflects an increase in pension and retiree benefits ($37 million), offset in part by a decrease in regulatory assets ($14 million).

Current liabilities at September 30, 2022 were $62 million higher than at December 31, 2021. The change in current liabilities primarily reflects an increase in the regulatory liability for deferred derivative gains ($29 million) and an increase in notes payable ($40 million), offset in part by a decrease in system benefit charges ($8 million).

Noncurrent liabilities at September 30, 2022 were $35 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflects an increase in the regulatory liabilities for unrecognized pension and other postretirement costs ($29 million), long-term deferred derivative gains ($11 million) and allowance for cost of removal less salvage ($9 million).

Equity at September 30, 2022 was $35 million higher than at December 31, 2021. The change in equity primarily reflects net income for the nine months ended September 30, 2022 ($72 million) and, an increase in other comprehensive income ($5 million), offset in part by common stock dividends to parent ($42 million) in 2022.

Clean Energy Businesses
Current assets at September 30, 2022 were $233 million higher than at December 31, 2021. The change in current assets primarily reflects increases in other currents assets ($118 million), prepayments ($21 million), accrued unbilled revenue ($56 million), restricted cash ($9 million) and other receivables ($28 million).

Net plant at September 30, 2022 was $132 million higher than at December 31, 2021. The change in net plant primarily reflects additional capital expenditures.

Other noncurrent assets at September 30, 2022 were $4 million higher than at December 31, 2021. The change in other noncurrent assets primarily reflects decreases in intangible assets ($71 million) and other noncurrent assets ($14 million), offset in part by an increase in long-term fair value of derivative assets ($88 million).

Current liabilities at September 30, 2022 were $372 million higher than at December 31, 2021. The change in current liabilities primarily reflects increases in current long term debt ($176 million), term loan ($150 million) and accounts payable ($80 million), offset in part by a decrease in the fair value of derivative liabilities ($42 million).

Noncurrent liabilities at September 30, 2022 were $112 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflects an increase in deferred taxes ($143 million), offset in part by a decrease in the fair value of derivative liabilities ($30 million).

Long-term debt at September 30, 2022 was $263 million lower than at December 31, 2021. The change in long-term debt primarily reflects the timing of principal loan repayments.

Equity at September 30, 2022 was $148 million higher than at December 31, 2021. The change in equity primarily reflects an increase in net income for the nine months ended September 30, 2022 ($293 million), offset in part by a decrease in noncontrolling tax equity interest ($72 million) (see Note P to the Third Quarter Financial Statements) and common stock dividends to parent ($74 million) in 2022.

Con Edison Transmission
Currents assets at September 30, 2022 were $5 million higher than at December 31, 2021. The increase in current assets primarily reflects a receivable for an intercompany tax settlement.

Investments at September 30, 2022 were $48 million higher than at December 31, 2021. The increase in investments reflects additional investment in NY Transco ($48 million). See "Investments" in Note A to the Third Quarter Financial Statements.

Current liabilities at September 30, 2022 were $48 million higher than at December 31, 2021. The change in current liabilities primarily reflects an increase in short-term borrowings under an intercompany capital funding facility.

Noncurrent liabilities at September 30, 2022 were $3 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflect an increase to deferred income taxes.

Equity at September 30, 2022 was $2 million higher than at December 31, 2021. The change in equity primarily reflects an increase in net income for the nine months ended September 30, 2022.

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

In August 2019, following the enactment of the Climate Leadership and Community Protection Act (CLCPA), the NYSPSC initiated a proceeding to “reconcile resource adequacy programs with New York State’s renewable energy and environmental emission reduction goals.” In May 2020, the NYSPSC initiated a proceeding implementing the Accelerated Renewable Energy Growth and Community Benefit Act to align New York State’s electric system with CLCPA goals. In November 2020, NY’s investor-owned utilities (including CECONY and O&R) and the Long Island Power Authority filed a comprehensive report in this proceeding, identifying proactive local transmission and distribution investments in their systems to facilitate achieving the goals of the CLCPA and setting out policy recommendations for how they will identify, prioritize and allocate costs of these and future such projects going forward. CECONY and O&R identified approximately $4,500 million and $400 million, respectively, in local transmission investment. In January 2022, the NYSPSC issued its order on power grid study recommendations that authorized CECONY to file a comprehensive petition addressing a proposed clean energy hub in Brooklyn, NY (Brooklyn Clean Energy Hub) that could accommodate offshore wind generation. In April 2022, CECONY filed the petition, seeking cost recovery approval for the proposed Brooklyn Clean Energy Hub at an estimated cost of $1,000 million and an estimated in-service date of 2027. The proposed Brooklyn Clean Energy Hub would create interconnection points to connect up to 6,000 MW of offshore wind energy into the New York City grid. In May 2022, the NYSPSC issued an order that initiates a proceeding to measure and track compliance with, and develop and consider proposals to implement, the provisions of the CLCPA. The order requires, among other things, that NY’s investor-owned utilities (including CECONY and O&R) propose a methodology by December 1, 2022 to calculate total gas system-wide GHG emissions and develop a proposal by March 31, 2023 that analyzes the scale, timing, costs, risks, uncertainties and customer bill impacts of achieving significant and quantifiable reductions in carbon emissions from the use of delivered gas. The order further states that investments required to implement the CLCPA are becoming a significant driver of utility rate increases and instructs the NYSDPS to provide the NYSPSC and the public with specific cost-based information on the impact of these CLCPA investments on customers.

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

Clean Energy Future
In January 2020, the NYSPSC issued an order directing energy efficiency targets and budgets for NY utilities. The order approved $2,000 million statewide for electric and gas energy efficiency programs and heat pump budgets, and associated targets, for the years 2021 through 2025 to meet the NYSPSC’s goal of reducing electric use by 3 percent annually and gas use by 1.3 percent annually by 2025. The order authorized budgets for the years 2021 through 2025 for: electric energy efficiency programs of $593 million and $13 million for CECONY and O&R, respectively; gas energy efficiency programs of $235 million and $12 million for CECONY and O&R, respectively; and heat pump programs of $227 million and $15 million for CECONY and O&R, respectively. In August 2022, the NYSPSC approved CECONY’s February 2022 petition to provide $518 million of additional funding for its heat pump program by transferring previously collected but unspent funds from other budgets as follows: (i) $472 million of funds in total from the electric energy efficiency portfolio and (ii) $46 million of previously collected, unspent legacy program funds such as the Energy Efficiency Portfolio Standard and accrued interest. The order also established a budget of up to $10 million monthly of spending commitments to relaunch the heat pump program.

In July 2022, the NYSPSC issued an order directing New York utilities, including CECONY and O&R, to implement managed electric vehicle charging programs and prescribing program and funding requirements. The order provides CECONY and O&R with up to a total of $31 million and $5.8 million, respectively, through 2025, for program implementation and administration costs. The NYSPSC authorized both CECONY and O&R to recover these costs via surcharge or other mechanisms. The order also provides CECONY and O&R with authorization to offer incentives to encourage electric vehicle charging to occur overnight and during off-peak times totaling approximately $71.8 million and $8.2 million, respectively, through 2025, that would be recovered through the respective company’s revenue reconciliation mechanisms. In October 2022, the NJBPU approved RECO’s electric vehicle make-ready program that includes a budget of $7.6 million through 2026 for electric vehicle infrastructure and related program costs. The NJBPU authorized RECO to recover these costs, including a full rate of return, in rates from customers

For additional information about the Companies’ environmental matters, see Note G to the Third Quarter Financial Statements.

Clean Energy Businesses
The following table provides information about the Clean Energy Businesses' renewable electric projects that are in operation and/or in construction at September 30, 2022:

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual In-Service/Acquisition Date	State	PPA Counterparty
Utility Scale
Solar
PJM assets (c)	73	(b)	2011/2013	NJ/PA	Various
New England assets (c)	24	Various	2011/2017	MA/RI	Various
California Solar	110	25	2012/2013	CA	PG&E
Mesquite Solar 1	165	20	2013	AZ	PG&E
Copper Mountain Solar 2	150	25	2013/2015	NV	PG&E
Copper Mountain Solar 3	255	20	2014/2015	NV	SCPPA
California Solar 2	80	20	2014/2016	CA	SCE/PG&E
Texas Solar 4	40	25	2014	TX	City of San Antonio
Texas Solar 5	100	25	2015	TX	City of San Antonio
Texas Solar 7	112	25	2016	TX	City of San Antonio
California Solar 3	110	20	2016/2017	CA	SCE/PG&E
Upton Solar	158	25	2017	TX	City of Austin
California Solar 4	240	20	2017/2018	CA	SCE
Copper Mountain Solar 1	58	12	2018	NV	PG&E
Copper Mountain Solar 4 (d)	94	20	2018	NV	SCE
Mesquite Solar 2 (d)	100	18	2018	AZ	SCE
Mesquite Solar 3 (d)	150	23	2018	AZ	WAPA (U.S. Navy)
Great Valley Solar (d)	200	17	2018	CA	MCE/SMUD/PG&E/SCE
Water Strider Solar (d)	80	20	2021	VA	VEPCO
Battle Mountain Solar/Battery Energy Storage System (d)	101	25	2021	NV	SPP
Copper Mountain Solar 5 (d)	250	25	2021	NV	NPC
Other (c)	26	Various	Various	Various	Various
Total Solar	2,676
Wind
Broken Bow II	75	25	2014	NE	NPPD
Wind Holdings	180	Various	Various	SD/MT	NWE/Basin Electric
Adams Rose Wind	23	7	2016	MN	Dairyland
Other (c)	51	Various	Various	Various	Various
Total Wind	329
Total MW (AC) in Operation	3,005
Total MW (AC) in Construction (c)	293
Total MW (AC) Utility Scale	3,298
Behind the Meter
Total MW (AC) in Operation (c)	66
Total MW (AC) in Construction (c)	3
Total MW Behind the Meter	69
(a)Represents PPA contractual term or remaining term from the date of acquisition.
(b)Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2025.
(c)Projects have generally not been pledged as security for project debt financing.
(d)Projects are financed with tax equity. See Note P to the Third Quarter Financial Statements

Renewable Electric Generation
Renewable electric production volumes from utility scale assets for the three and nine months ended September 30, 2022 compared with the 2021 period were:

	Millions of kWh
	For the Three Months Ended				For the Nine Months Ended
Description	September 30, 2022	September 30, 2021	Variation	Percent Variation	September 30, 2022	September 30, 2021	Variation	Percent Variation
Renewable electric projects
Solar	1,966	1,932	34	1.8%	5,671	4,998	673	13.5%
Wind	250	257	(7)	(2.7%)	948	978	(30)	(3.1%)
Total	2,216	2,189	27	1.2%	6,619	5,976	643	10.8%

Con Edison Transmission
CET Gas
In May 2022, the operator of the Mountain Valley Pipeline, which is being constructed by a joint venture in which CET Gas owns a 9.7 percent interest (which is expected to be reduced to 8.0 percent based on the latest project cost estimate and CET Gas’ previous capping of its cash contributions to the joint venture), indicated it plans to pursue new permits and is now targeting a full in-service date during the second half of 2023 at a total project cost of approximately $6,600 million, excluding allowance for funds used during construction. In June 2022, the Mountain Valley Pipeline joint venture filed a request with the FERC for, and in August 2022, the FERC granted, a four-year extension of time to complete the project by October 2026. At September 30, 2022, CET Gas’ carrying value of its investment in MVP was $111 million and CET Gas’ cash contributions to the joint venture amounted to $530 million.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses use interest rate swaps to exchange variable-rate project financed debt for a fixed interest rate. See Note N to the Third Quarter Financial Statements. Con Edison and CECONY estimate that at September 30, 2022, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $10 million and $7 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

Inflationary pressure has prompted the Federal Reserve to increase interest rates. Higher interest rates have resulted in, and are expected to continue to result in, increased interest expense on commercial paper and variable-rate debt. Higher interest rates are also expected to increase interest expense on future long-term debt issuances.

Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities and the Clean Energy Businesses apply risk management strategies to mitigate their related exposures. See Note N to the Third Quarter Financial Statements.

Con Edison estimates that, as of September 30, 2022, a 10 percent decline in market prices would result in a decline in fair value of $230 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $213 million is for CECONY and $17 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

In February 2022, the NYSPSC, in response to higher customer bills, requested that CECONY enhance its efforts to mitigate customer bill volatility due to commodity price increases by reassessing its power supply billing practices and improve communications to customers regarding forecasted significant bill increases resulting from commodity price increases. In August 2022, the NYSPSC approved CECONY's March 2022 request to amend its electric tariff, effective June 1, 2022, to change how CECONY recovers the cost of electricity supplied to its full-service electric customers to reduce the likelihood of customer bill volatility by more closely aligning supply prices with CECONY's electric supply hedging positions. CECONY has also committed to provide notice to customers in cases where supply price increases could result in significantly higher bills.

In September 2022, in anticipation of commodity price volatility and potential oil supply disruption during the upcoming winter heating season, the NYSPSC requested, and CECONY and O&R have since taken, the following measures: advise their dual-fuel customers and power operators to fill their alternate fuel tanks; inspect by November 1, 2022 the alternate fuel tanks of interruptible gas customers where human needs are served to ensure they have adequate alternate supply; review their emergency plans to address alternate fuel supply disruptions of interruptible gas customers during peak gas demand; and promote bill payment assistance and energy use reduction programs.

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. VaR represents the potential change in fair value of the portfolio due to changes in market prices for a specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	September 30, 2022	December 31, 2021
	(Millions of Dollars)
Average for the period	$1	$1
High	2	3
Low	—	—

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. Con Edison's investment risk also relates to the investments of Con Edison Transmission that are accounted for under the equity method. See "Investments" in Note A to the Third Quarter Financial Statements.

The Companies’ current investment policy for pension plan assets includes investment targets of 45 to 55 percent equity securities, 33 to 43 percent debt securities and 10 to 14 percent real estate. At September 30, 2022, the pension plan investments consisted of 47 percent equity securities, 36 percent debt securities and 17 percent real estate.

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

Item 6: Exhibits
Con Edison

Exhibit 10
Purchase and Sale Agreement, dated as of October 1, 2022, between Con Edison, as Seller, and RWE Renewables Americas, LLC, as Buyer (Designated in Con Edison’s Current Report on Form 8-K, dated October 1, 2022 (File No. 1-14514) as Exhibit 10)

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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: November 3, 2022	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer