Form 10-K
period 2022-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2023-02-16
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
Commission File Number 1-1217
Consolidated Edison Company of New York, Inc.
Exact name of registrant as specified in its charter
and principal office address and telephone number

New York	13-5009340
State of Incorporation	I.R.S. Employer ID. Number

4 Irving Place,
New York,	New York	10003

(212)	460-4600
 ___________________________________________________

CON EDISON ANNUAL REPORT 2022	1

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Consolidated Edison, Inc.,	ED	New York Stock Exchange
Common Shares ($.10 par value)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Consolidated Edison, Inc. (Con Edison)	Yes	☒	No	☐
Consolidated Edison Company of New York, Inc. (CECONY)	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒
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

Con Edison	Yes	☒	No	☐
CECONY	Yes	☒	No	☐

2	CON EDISON ANNUAL REPORT 2022

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Con Edison	☐
CECONY	Not Applicable

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Con Edison	☐
CECONY	Not Applicable
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2022, was approximately $33.7 billion.
As of January 31, 2023, Con Edison had outstanding 355,045,021 Common Shares ($.10 par value).
All of the outstanding common equity of CECONY is held by Con Edison.

Documents Incorporated By Reference
Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 15, 2023, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2022, is incorporated in Part III of this report.
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

CON EDISON ANNUAL REPORT 2022	3

Glossary of Terms
The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., together with its subsidiaries, including Consolidated Edison Development, Inc., Consolidated Edison Energy, Inc. and Consolidated Edison Solutions, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

4	CON EDISON ANNUAL REPORT 2022

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
Mlb	Thousands of pounds
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced Metering Infrastructure
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, as enacted on March 27, 2020
CLCPA	Climate Leadership and Community Protection Act
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
DER	Distributed energy resources
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

CON EDISON ANNUAL REPORT 2022	5

6	CON EDISON ANNUAL REPORT 2022

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
•Orange & Rockland Utilities, Inc., which along with its NJ electric utility subsidiary, Rockland Electric Company (together referred to herein as O&R), provides electric service in southeastern NY and northern NJ and gas service in southeastern NY (O&R, together with CECONY referred to as the Utilities);
•Con Edison Clean Energy Businesses, Inc., which through its subsidiaries, develops, owns and operates renewable energy infrastructure projects and provides energy-related products and services to wholesale and retail customers (Con Edison Clean Energy Businesses, Inc., together with its subsidiaries referred to as the Clean Energy Businesses); see "Assets and Liabilities Held For Sale" in Note A and Note X to the financial statements in Item 8 for information about the anticipated sale of the Clean Energy Businesses; and
•Con Edison Transmission, Inc., which through its subsidiaries, invests in electric transmission projects supporting Con Edison’s effort to transition to clean, renewable energy and through joint ventures manages both electric and gas assets while seeking to develop electric transmission projects (Con Edison Transmission, Inc., together with its subsidiaries referred to as Con Edison Transmission).
Con Edison anticipates that the Utilities, which are subject to extensive regulation, will continue to provide substantially all of its earnings over the next few years. The Utilities have approved rate plans that are generally designed to cover each company’s cost of service, including capital and other costs of each company’s energy delivery systems. The Utilities recover from their full-service customers (who purchase energy from them), generally on a current basis, the cost the Utilities pay for energy and charge all of their customers the cost of delivery service. See "Utility Regulation" in Item 1, "Risk Factors" in Item 1A, "Financial and Commodity Market Risks - Commodity Price Risk" in Item 7 and "Rate Plans" in Note B to the financial statements in Item 8.

Significant Developments and Outlook
•Con Edison reported 2022 net income of $1,660 million or $4.68 a share compared with $1,346 million or $3.86 a share in 2021. Adjusted earnings were $1,620 million or $4.57 a share in 2022 compared with $1,528 million or $4.39 a share in 2021. See “Results of Operations” in Item 7 and “Non-GAAP Financial Measures,” below.
•In 2022, the Utilities invested $4,001 million to upgrade and reinforce their energy delivery systems, the Clean Energy Businesses invested $399 million in renewable electric projects and Con Edison Transmission invested $65 million primarily in electric transmission. For 2023, 2024 and 2025 the Utilities expect to invest $4,675 million, $4,840 million and $4,957 million, respectively, for their energy delivery systems and Con Edison Transmission expects to invest $58 million, $6 million and $6 million, respectively, primarily in electric transmission. See "Capital Requirements and Resources - Capital Requirements" in Item 1.
•During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the Clean Energy Businesses. In October 2022, following the conclusion of such review and to allow for continued focus on the Utilities and their clean energy transition, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables America, LLC, a subsidiary of RWE Aktiengesellschaft. The transaction is expected to close on or about the end of the first quarter of 2023, subject to satisfaction of certain conditions. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8.

•Con Edison plans to meet its capital requirements for 2023 through 2025 through internally-generated funds, the anticipated net proceeds from the sale of the Clean Energy Businesses and the issuance of long-term debt

CON EDISON ANNUAL REPORT 2022	7

and common equity. See “Capital Requirements and Resources - Capital Requirements” in Item 1. Subject to, and following the closing of the sale of the Clean Energy Businesses, Con Edison intends to repay $1,250 million of parent company debt in 2023, invest in the Utilities and repurchase up to $1,000 million of its common shares. In anticipation of the proceeds from the pending transaction, Con Edison intends to forego common equity issuances in 2023 and 2024 and plans on issuing up to $900 million of common equity in 2025. The company's plans also include the issuance of up to $1,400 million of long-term debt at the Utilities in 2023 and approximately $2,600 million in aggregate of long-term debt, including for maturing securities, at the Utilities, during 2024 and 2025.

•CECONY forecasts average annual increase in peak demand in its service area at design conditions over the next five years for electricity and gas to be approximately 0.6 percent and 1.0 percent, respectively and an average annual decrease in steam peak demand in its service area at design weather conditions over the next five years to be approximately 0.1 percent. O&R forecasts an average annual increase in electric peak demand in its service area at design conditions over the next five years to be approximately 0.4 percent and average annual decrease in gas peak demand in its service area over the next five years at design conditions to be approximately 0.1 percent. See “The Utilities” in Item 1.

•For the year ended December 31, 2022, CECONY and O&R issued total credits of approximately $360 million and $6 million, respectively, towards reducing customers’ accounts receivable balances pursuant to COVID-19 arrears assistance programs. See "COVID-19 Regulatory Matters" in Note B to the financial statements in Item 8.
•Pursuant to their current electric and gas rate plans, CECONY and O&R recorded $53 million ($39 million after-tax) and $3 million ($2 million after-tax) of revenues for the year ended December 31, 2022, respectively, of earnings adjustment mechanisms and positive incentives, primarily reflecting the achievement of certain energy efficiency measures, as compared with $92 million ($68 million after-tax) and $2 million ($2 million after- tax) for CECONY and O&R, respectively, for the year ended December 31, 2021 and $50 million ($37 million after-tax) and $3 million ($2 million after-tax) for CECONY and O&R, respectively, for the year ended December 31, 2020. See "Rate Plans" in Note B to the financial statements in Item 8.

•The New York State Public Service Commission (NYSPSC) continued its focused operations audit of the Utilities related to income tax accounting. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes. The understatement was related to the calculation of plant retirement-related cost of removal. See "Other Regulatory Matters" in Note B to the financial statements in Item 8.

•In November 2022, as updated in February 2023, CECONY filed a request with the NYSPSC for a steam rate increase of $141 million, effective November 2023. See "Rate Plans" in Note B to the financial statements in Item 8.

•In February 2023, CECONY, the New York State Department of Public Service (NYSDPS) and other parties entered into a Joint Proposal for CECONY electric and gas rate plans for the three-year period from January 2023 through December 2025. The Joint Proposal is subject to NYSPSC approval. See “Rate Plans” in Note B to the financial statements in Item 8.

•In January 2023, the NYSPSC issued an order implementing a Phase 2 COVID-19 arrears assistance program that provides credits towards reducing the arrears balances of residential and small commercial electric and gas customers of CECONY and O&R. At the time the order was issued, CECONY’s and O&R’s eligible arrears balances were estimated to be approximately $389 million and $3 million, respectively. The order authorizes a surcharge mechanism for recovery of the eligible credit amounts over a ten-year period commencing after credits are issued for CECONY and over a one-year period commencing after credits are issued for O&R. Pursuant to the order, CECONY and O&R agreed not to seek recovery of incremental financing costs incurred associated with arrears from March 2020 through December 2022 estimated to be $46 million, most of which is attributable to CECONY. To facilitate implementation, CECONY and O&R agreed to suspend residential terminations for non-payment through March 1, 2023 or 30 days after credits have been applied, whichever is later. See "COVID-19 Regulatory Matters" in Note B to the financial statements in Item 8.

8	CON EDISON ANNUAL REPORT 2022

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
The "About Us - Sustainability Report” section of Con Edison’s website includes “Leading the Clean Energy Transition,” the company’s 2021 sustainability report.
Information on the Companies’ websites is not incorporated herein.
Forward-Looking Statements
This report contains forward-looking statements that are intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as "forecasts," "expects," "estimates," "anticipates," "intends," "believes," "plans," "will," "target," "guidance," "potential," "consider" and similar expressions identify forward-looking statements. The forward-looking statements reflect information available and assumptions at the time the statements are made, and accordingly, speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to, those discussed under “Risk Factors,” in Item 1A.

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

CON EDISON ANNUAL REPORT 2022	9

(Millions of Dollars, except per share amounts)	2020	2021	2022
Reported net income for common stock – GAAP basis	$1,101	$1,346	$1,660

Impact of the anticipated sale of the Clean Energy Businesses (pre-tax) (a) (b)	—	—	(13)
Income taxes (c)	—	—	127
Impact of the anticipated sale of the Clean Energy Businesses (net of tax) (a) (b)	—	—	114
HLBV effects (pre-tax) (d)	44	(142)	(61)
Income taxes (e)	(12)	44	19
HLBV effects (net of tax) (d)	32	(98)	(42)
Net mark-to-market effects (pre-tax)	57	(53)	(181)
Income taxes (f)	(14)	16	56
Net mark-to-market effects (net of tax)	43	(37)	(125)
Loss from sale of a renewable electric project (pre-tax)	—	4	—
Income taxes (g)	—	(1)	—
Loss from sale of a renewable electric project (net of tax)	—	3	—
Remeasurement of deferred state taxes related to prior year dispositions (net of federal taxes)	—	—	13
Remeasurement of deferred state taxes related to prior year dispositions (net of federal taxes)	—	—	13
Impairment loss related to investment in Stagecoach Gas Services LLC (pre-tax) (h)	—	212	—
Income taxes (g)	—	(65)	—
Impairment loss related to investment in Stagecoach Gas Services LLC (net of tax) (h)	—	147	—
Impairment loss related to investment in Honeoye Storage Corporation (pre-tax) (i)	—	5	—
Income taxes	—	—	—
Impairment loss related to investment in Honeoye Storage Corporation (net of tax) (i)	—	5	—
Impairment loss related to investment in Mountain Valley Pipeline, LLC (pre-tax) (j)	320	231	—
Income taxes (g)	(97)	(69)	—
Impairment loss related to investment in Mountain Valley Pipeline, LLC (net of tax) (j)	223	162	—

Adjusted earnings (Non-GAAP)	$1,399	$1,528	$1,620

Reported earnings per share – GAAP basis (basic)	$3.29	$3.86	$4.68

Impact of the anticipated sale of the Clean Energy Businesses (pre-tax) (a) (b)	—	—	(0.03)
Income taxes (c)	—	—	0.35
Impact of the anticipated sale of the Clean Energy Businesses(net of tax) (a) (b)	—	—	0.32
HLBV effects (pre-tax) (d)	0.14	(0.41)	(0.17)
Income taxes (e)	(0.04)	0.12	0.05
HLBV effects (net of tax) (d)	0.10	(0.29)	(0.12)
Net mark-to-market effects (pre-tax)	0.18	(0.15)	(0.51)
Income taxes (f)	(0.05)	0.05	0.16
Net mark-to-market effects	0.13	(0.10)	(0.35)
Loss from sale of a renewable electric project (pre-tax)	—	0.01	—
Income taxes (g)	—	—	—
Loss from sale of a renewable electric project (net of tax)	—	0.01	—
Remeasurement of deferred state taxes related to prior year dispositions (net of federal taxes)	—	—	0.04
Remeasurement of deferred state taxes related to prior year dispositions (net of federal taxes)	—	—	0.04
Impairment loss related to investment in Stagecoach Gas Services LLC (pre-tax) (h)	—	0.61	—
Income taxes (g)	—	(0.19)	—
Impairment loss related to investment in Stagecoach Gas Services LLC (net of tax) (h)	—	0.42	—
Impairment loss related to investment in Honeoye Storage Corporation (pre-tax) (i)	—	0.02	—
Income taxes	—	—	—
Impairment loss related to investment in Honeoye Storage Corporation (net of tax) (i)	—	0.02	—
Impairment loss related to investment in Mountain Valley Pipeline, LLC (pre-tax) (j)	0.95	0.66	—
Income taxes (g)	(0.29)	(0.19)	—
Impairment loss related to investment in Mountain Valley Pipeline, LLC (net of tax) (j)	0.66	0.47	—

Adjusted earnings per share (Non-GAAP)	$4.18	$4.39	$4.57

10	CON EDISON ANNUAL REPORT 2022

a.The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8.
b.The impact of the anticipated sale of the Clean Energy Businesses is comprised of: transaction costs ($0.14 a share and $0.10 a share net of tax or $48 million and $35 million net of tax) and the effects of ceasing to record depreciation and amortization expenses on the Clean Energy Businesses’ assets ($(0.17) a share and $(0.12) a share net of tax or $(61) million and $(42) million net of tax) for the year ended December 31, 2022.
c.Amounts shown include the impact of the remeasurement of deferred state taxes and the valuation allowance for deferred tax assets ($0.34 a share net of federal taxes or $121 million net of federal taxes). The amount of income taxes for transaction costs and the effects of ceasing to record depreciation and amortization expenses was calculated using a combined federal and state income tax rate of 27% and 31% for the year ended December 31, 2022, respectively.
d.Income attributable to the non-controlling interest of a tax-equity investor in renewable electric projects accounted for under the hypothetical liquidation at book value (HLBV) method of accounting. See Note S to the financial statements in Item 8.
e.The amount of income taxes was calculated using a combined federal and state income tax rate of 31%, 31% and 27%, for the year ended December 31, 2022, 2021 and 2020, respectively. Adjusted earnings and adjusted earnings per share for 2022 and 2021 exclude the tax impact on the parent company of HLBV accounting ($(4) million and $(0.02) and $(9) million and $(0.02)) for the year ended December 31, 2022 and 2021, respectively) of the Clean Energy Businesses. Adjusted earnings and adjusted earnings per share for 2020 do not exclude the tax impact on the parent company of HLBV accounting ($(3) million and $(0.01) for the year ended December 31, 2020) of the Clean Energy Businesses.
f.The amount of income taxes was calculated using a combined federal and state income tax rate of 31%, 32% and 25% for the year ended December 31, 2022, 2021 and 2020, respectively. Adjusted earnings and adjusted earnings per share for 2022 and 2021 exclude the tax impact on the parent company of the mark-to-market effects ($(10) million and $(0.03) and $(3) million and $(0.01) for the year ended December 31, 2022 and 2021) of the Clean Energy Businesses. Adjusted earnings and adjusted earnings per share for 2020 do not exclude the tax impact on the parent company of the mark-to-market effects (($4) million and ($0.01) for the year ended December 31, 2020) of the Clean Energy Businesses.
g.The amount of income taxes was calculated using a combined federal and state income tax rate between 26-30% for the year ended December 31, 2021 and a combined federal and state income tax rate of 30% for the year ended December 31, 2020.
h.Loss recognized with respect to the partial impairment of CET’s investment in Stagecoach Gas Services LLC. See "Investments - Partial Impairment of Investment in Stagecoach Gas Services" in Note A and Note W.
i.Loss recognized with respect to the goodwill impairment of CET’s investment in Honeoye Storage Corporation. See Note K.
j.Losses recognized with respect to the partial impairments of CET's investment in Mountain Valley Pipeline, LLC. See "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2022	11

Item 1:    Business

12	CON EDISON ANNUAL REPORT 2022

Incorporation By Reference
Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

CON EDISON ANNUAL REPORT 2022	13

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

Con Edison

CECONY	O&R	Clean Energy Businesses	Con Edison Transmission
	•RECO	(Classified as held for sale as of December 31, 2022)
Con Edison’s principal business operations are those of CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. The Clean Energy Businesses develop, own and operate renewable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. In October 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables America, LLC, a subsidiary of RWE Aktiengesellschaft. The transaction is expected to close on or about the end of the first quarter of 2023, subject to satisfaction of certain conditions. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8. Con Edison Transmission invests in electric transmission projects and manages both electric and gas assets while seeking to develop electric transmission projects.

Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted electric transmission assets. The company invests to provide reliable, resilient, safe and clean energy critical for its NY customers. Con Edison is a responsible neighbor, helping the communities it serves become more sustainable.

CECONY
Electric
CECONY provides electric service to approximately 3.6 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 17,427 MMlb of steam annually to approximately 1,530 customers in parts of Manhattan.

14	CON EDISON ANNUAL REPORT 2022

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern NY and northern NJ, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern NY.

Clean Energy Businesses
Con Edison Clean Energy Businesses, Inc., together with its subsidiaries, are referred to in this report as the Clean Energy Businesses. The Clean Energy Businesses develop, own and operate renewable energy infrastructure projects and provide energy-related products and services to wholesale and retail customers. The Clean Energy Businesses have approximately 3,300 megawatts (AC) of renewable energy projects in the U.S.

During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the Clean Energy Businesses. In October 2022, following the conclusion of such review and to allow for continued focus on the Utilities and their clean energy transition, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables America, LLC, a subsidiary of RWE Aktiengesellschaft. The transaction is expected to close on or about the end of the first quarter of 2023, subject to satisfaction of certain conditions. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8.

Con Edison Transmission
Con Edison Transmission, Inc. invests in electric transmission projects and manages both electric and gas assets. CET owns a 45.7 percent interest in New York Transco LLC, which owns and has been selected to build additional electric transmission assets in NY. CET and CECONY own 71.2 percent and 28.8 percent interests, respectively, in Honeoye Storage Corporation (Honeoye), which operates a gas storage facility in upstate NY. In addition, CET owns a 9.6 percent interest (that is expected to be reduced to 8.0 percent based on the current project cost estimate and CET's’ previous capping of its cash contributions to the joint venture) in Mountain Valley Pipeline LLC (MVP), a joint venture developing a proposed 300-mile gas transmission project in WV and VA.

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
In addition, under the New York Public Service Law, the NYSPSC has the authority to (i) impose penalties on NY utilities, which could be material, for violating state utility laws and regulations and its orders; (ii) review, at least every five years, an electric and gas utility’s capability to provide safe, adequate and reliable service, order the utility to comply with additional and more stringent terms of service than existed prior to the review, assess the continued operation of the utility as the provider of electric service in its service territory and propose, and act upon, such measures as are necessary to ensure safe and adequate service; and (iii) based on findings of repeated violations of the New York Public Service Law or rules or regulations adopted thereto that demonstrate a failure of a combination gas and electric utility to continue to provide safe and adequate service, revoke or modify an operating certificate issued to the utility by the NYSPSC (following consideration of certain factors, including public interest and standards deemed necessary by the NYSPSC to ensure continuity of service, and due process). See "Risk Factors" in Item 1A and “Other Regulatory Matters” and "COVID-19 Regulatory Matters" in Note B to the financial statements in Item 8. O&R’s NJ subsidiary, RECO, is subject to regulation by the New Jersey Board of Public Utilities (NJBPU). The NYSPSC, together with the NJBPU, are referred to herein as state utility regulators.

CON EDISON ANNUAL REPORT 2022	15

New York Utility Industry
Restructuring in the 1990s
In the 1990s, the NYSPSC restructured the electric utility industry in the state. In accordance with NYSPSC orders, the Utilities sold all of their electric generating facilities other than those that also produce steam for CECONY’s steam business (see "Electric Operations – Electric Facilities," below) and provided all of their customers the choice to buy electricity or gas from the Utilities or other suppliers (see "Electric Operations – Electric Sales and Deliveries" and "Gas Operations – Gas Sales and Deliveries," below). In 2022, 57 percent of the electricity and 33 percent of the gas CECONY delivered to its customers, and 49 percent of the electricity and 24 percent of the gas O&R delivered to its customers, was purchased by the customers from other suppliers. In addition, the Utilities no longer control and operate their bulk power electric transmission facilities. See “New York Independent System Operator (NYISO),” below.
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

Rate Plans
Investor-owned utilities in the United States provide delivery service to customers according to the terms of tariffs approved by the appropriate state utility regulator. The tariffs include schedules of rates for service that limit the rates charged by the utilities to amounts that the utilities recover from their customers for costs approved by the regulator, including capital costs, of providing service to customers as defined by the tariff. The tariffs implement rate plans adopted by state utility regulators in rate orders issued at the conclusion of rate proceedings. The utilities’ earnings depend on the limits on rates authorized in, and the other provisions of, their rate plans and their ability to operate their businesses in a manner consistent with such rate plans.
The utilities’ rate plans cover specified periods, but rates determined pursuant to a plan generally continue in effect until a new rate plan is approved by the state utility regulator. In NY, either the utility or the NYSPSC can commence a proceeding for a new rate plan, and a new rate plan filed by the utility will generally take effect automatically in approximately 11 months unless prior to such time the NYSPSC approves a rate plan. The NYSPSC may request that the utility agree to suspend its request for new rates beyond the 11 month period, but if the utility agrees then the NYSPSC typically allows the utility to recover its new rates as if they went into effect at the 11-month date.
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

16	CON EDISON ANNUAL REPORT 2022

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
CECONY’s and O&R’s tariffs for electric and gas service also provide for compensation to residential and small business customers that experience widespread prolonged outages lasting more than seventy-two consecutive hours, subject to certain exceptions, including: for residential customers, a bill credit of $25 for each twenty-four hour period of service outage beyond the first seventy-two consecutive hour outage; for residential and small business customers, reimbursement for food spoilage of up to $540; and reimbursement of affected residential customers for prescription medicine spoilage losses without limitation. Any such costs incurred by utilities are not recoverable from customers. Utilities may petition the NYSPSC to request a waiver of the requirement that it compensate customers after widespread prolonged outages. CECONY’s electric tariff requires it to also compensate customers for certain other service outages resulting from malfunctions in the company’s lines and cable of 33 kV or less or associated equipment, including, for residential customers, up to $540 for food spoilage and actual losses for prescription medicine losses, and for all other customers, up to $10,700 for losses of perishable merchandise.
The NYSPSC has approved a scorecard for use as a guide to assess electric utility performance in restoring electric service during outages that result from a major storm. The scorecard could also be applied by the NYSPSC for other outages or actions. The scorecard includes performance metrics in categories for preparation, operations response, and communications.
Each NY electric utility is required to submit to the NYSPSC annually an emergency response plan for the reasonably prompt restoration of service in the case of widespread outages in the utility’s service territory due to storms or other events beyond the control of the utility. If, after evidentiary hearings or other investigatory proceedings, the NYSPSC finds that the utility failed to reasonably implement its plan during an event, the NYSPSC may impose penalties or deny recovery of any part of the service restoration costs caused by such failure. The NYSPSC approved CECONY’s emergency response plan in July 2022 and O&R’s emergency response plan in May 2022. In December 2022, CECONY and O&R each submitted updated emergency response plans for 2023.

Generic Proceedings
The NYSPSC from time to time conducts “generic” proceedings to consider issues relating to all electric and gas utilities operating in NY State. Proceedings include clean energy and related implementation proceedings, such as the Climate Leadership and Community Protection Act proceeding, and proceedings relating to energy affordability, data access, retail access, gas planning, energy efficiency and renewable energy programs, and negative revenue adjustments for billing delays related to community solar generation projects. The Utilities typically are active participants in such proceedings.

Federal Utility Regulation
The Federal Energy Regulatory Commission (FERC), among other things, regulates the transmission and wholesale sales of electricity in interstate commerce and the transmission and sale of natural gas for resale in interstate commerce. In addition, the FERC has the authority to impose penalties, which could be substantial, including penalties for the violation of reliability and cyber security rules. Certain activities of the Utilities, the Clean Energy Businesses (which were classified as held for sale as of December 31, 2022) and Con Edison Transmission are subject to the jurisdiction of the FERC. The Utilities are subject to regulation by the FERC with respect to electric transmission rates and to regulation by the NYSPSC with respect to electric and gas retail commodity sales and local delivery service. As a matter of practice, the NYSPSC has approved delivery service rates for the Utilities that include both transmission and distribution costs. Wholesale energy and capacity products sold by the Clean Energy Businesses to the regional electric markets are subject to FERC jurisdiction as defined by the independent system operator tariffs. The electric and gas transmission projects in which CET invests are also subject to regulation by the FERC. See “Con Edison Transmission,” below.

CON EDISON ANNUAL REPORT 2022	17

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

Cyber Regulation
The Companies are subject to cyber regulation by federal agencies, including FERC, the Transportation Security Agency and the Cybersecurity and Infrastructure Security Agency. The Utilities are subject to cyber regulation by the NYSPSC, that under the New York Public Service Law, is authorized to evaluate annually the utility’s customer privacy protections, including, but not limited to, customer electric and gas consumption data, and protection of critical energy infrastructure. O&R’s subsidiary, RECO, is subject to cyber regulation by the NJBPU. See “The Companies Are Extensively Regulated And Are Subject To Penalties” and "A Cyber Attack Could Adversely Affect the Companies" in Item 1A.

Competition
The subset of distributed energy resources (DER) that produce electricity is collectively called distributed generation (DG). DG includes solar energy production facilities, fuel cells, and micro-turbines, and provides an alternative source of electricity for the Utilities’ electric delivery customers. Energy storage, though not a form of DG, is also a source of electricity for the Utilities’ electric delivery customers. Typically, customers with DG remain connected to the utility’s delivery system and do not pay a different rate. Gas delivery customers have electricity, oil and propane as alternatives, and steam customers have electricity, oil and natural gas as alternative sources for heating and cooling their buildings. Micro-grids and community-based micro-grids enable DG to serve multiple locations and multiple customers. Demand reduction and energy efficiency investments provide ways for energy consumers within the Utilities’ service areas to lower their energy usage. The Companies expect DERs and electric alternatives to gas and steam, to increase, and for gas and steam usage to decrease, as the Climate Leadership and Community Protection Act enacted by New York State and the Climate Mobilization Act enacted by New York City continue to be implemented. In December 2021, New York City enacted a law that will phase-out the use of natural gas in certain new construction buildings, including major renovations, in New York City. See “Environmental Matters – Clean Energy Future,” below. CECONY’s smart solutions for gas customers include energy efficiency and heating electrification programs. See “CECONY- Gas Operations - Gas Peak Demand,” below. The following table shows the aggregate capacities of the DG projects connected to the Utilities’ distribution systems at the end of the last five years:

18	CON EDISON ANNUAL REPORT 2022

Technology	CECONY					O&R
Total MW, except project number	2018	2019	2020	2021	2022	2018	2019	2020	2021	2022
Internal-combustion engines	110	114	129	155	157	2	3	3	3	3
Photovoltaic solar	226	276	323	398	487	96	121	154	183	213
Battery energy storage	—	8	13	18	25	—	1	6	11	25
Gas turbines	48	48	53	61	61	20	20	20	20	20
Micro turbines	17	18	21	23	24	1	1	1	1	1
Fuel cells	13	20	30	30	45	—	—	—	—	—
Steam turbines	6	6	6	6	6	—	—	—	—	—
Landfill	—	—	—	—	—	2	2	2	2	2
Total distribution-level DG	420	490	575	691	805	121	148	186	220	264
Number of DG projects	23,942	30,539	36,194	43,702	53,498	7,566	8,687	9,643	10,913	12,448
The Clean Energy Businesses participate in competitive renewable energy infrastructure projects and provide energy-related products and services that are subject to different risks than those found in the businesses of the Utilities. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8. Con Edison Transmission invests in electric transmission projects and manages both electric and gas assets, the current and prospective customers of which may have competitive alternatives. See "Con Edison Transmission," below.

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

Electric Operations
Electric Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $22,130 million and $21,240 million at December 31, 2022 and 2021, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $3,916 million and $3,658 million at December 31, 2022 and 2021, respectively, and for its portion of the steam-electric generation facilities, the costs for utility plant, net of accumulated depreciation, were $534 million and $559 million, at December 31, 2022 and 2021, respectively. See "CECONY – Steam Operations – Steam Facilities," below.

Distribution Facilities
CECONY owns 63 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2022, the company’s distribution system had a transformer capacity of 33,703 MVA, with 37,489 miles of overhead distribution lines and 98,434 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States.

CON EDISON ANNUAL REPORT 2022	19

Transmission Facilities
CECONY’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2022, the company owned or jointly owned 569 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 755 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 40 transmission substations and 63 area stations are supplied by circuits operated at 69 kV and above. CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas, Connecticut Light & Power Company, Long Island Power Authority, NYPA and Public Service Electric and Gas Company.

Generating Facilities
CECONY’s electric generating facilities consist of plants located in Manhattan whose primary purpose is to produce steam for the company's steam business. The facilities have a combined electric nameplate capacity of approximately 780 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2023 for use in these facilities.

Electric Sales and Deliveries
CECONY delivers electricity to its full-service customers who purchase electricity from the company. Under the company's retail choice program, CECONY also delivers electricity to its customers who choose to purchase electricity from other load serving entities. In addition, the company delivers electricity to state and municipal customers of NYPA.
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

	Year Ended December 31,
	2018	2019	2020	2021	2022
Electric Energy Delivered (millions of kWh)
CECONY full service customers	20,452	20,579	20,544	20,710	22,547
Delivery service for retail choice customers	26,266	24,754	22,000	21,549	21,116
Delivery service to NYPA customers and others	10,119	9,821	9,027	9,069	9,357
Total Deliveries in Franchise Area	56,837	55,154	51,571	51,328	53,020
Electric Energy Delivered ($ in millions)
CECONY full service customers	$4,706	$4,535	$4,804	$5,299	$6,192
Delivery service for retail choice customers	2,624	2,470	2,391	2,613	2,526
Delivery service to NYPA customers and others	652	644	638	683	715
Other operating revenues	(11)	413	270	211	318
Total Deliveries in Franchise Area	$7,971	$8,062	$8,103	$8,806	$9,751
Average Revenue per kWh Sold (Cents)
Residential	26.4	25.3	26.1	27.3	28.8
Commercial and industrial	19.3	18.6	20.2	23.5	26.0

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in CECONY’s service area occurs during the summer air conditioning season. CECONY’s 2022 service area actual hourly peak demand was 12,424 MW, which occurred on August 9, 2022. “Design Weather Conditions” for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, Design Weather Conditions do not include these programs’ potential impact. However, the CECONY forecasted hourly peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under Design Weather Conditions, the 2023 service area hourly peak demand will be 12,990 MW. As of January 2023, the company forecasts an average annual increase in hourly electric peak demand in its service area at Design Weather Conditions over the next five

20	CON EDISON ANNUAL REPORT 2022

years to be approximately 0.6 percent per year, including the effect of certain electric energy efficiency programs and the anticipated phase-out of natural gas in certain new construction buildings, including major renovations, in New York City. See “Environmental Matters – Clean Energy Future,” below. The five-year forecast in peak demand is used by the company for electric supply planning purposes.

Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2022 was purchased under firm power contracts or through the wholesale electricity market administered by the NYISO. The company expects that these resources will again be adequate to meet the requirements of its customers in 2023. The company plans to meet its continuing obligation to supply electricity to its full-service customers through a combination of electricity purchased under contracts, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for electric generating capacity, see Notes I and Q to the financial statements in Item 8. To reduce the volatility of its full-service customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases under these contracts and through the NYISO’s wholesale electricity market.
CECONY owns generating stations in New York City associated primarily with its steam system. The generating stations have a combined electric nameplate capacity of approximately 780 MW. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities,” above.

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
In 2019, the New York State Department of Environmental Conservation issued regulations that may require the retirement or seasonal unavailability of fossil-fueled electric generating units owned by CECONY and others in New York City. Compliance with the rule would impact approximately 1,400 MW of generating units in CECONY's service territory, of which 54 MW are owned by CECONY. Two CECONY units, Hudson Avenue GT 3 and GT 5 (33 MW nameplate) were retired in November 2022. In January 2021, CECONY updated its Local Transmission Plan (LTP) to address identified reliability needs on its local system resulting from the regulation through the construction of three transmission projects, the Reliable Clean City (RCC) projects. In April 2021, the NYSPSC approved CECONY’s December 2020 petition to recover $780 million of costs to construct the RCC projects to solve the local reliability needs. NYISO’s 2022 Reliability Needs Assessment concluded that, while reliability margins are sufficient statewide through year 2032, the margins within New York City are very narrow in 2025. NYISO continues to monitor system reliability margins and CECONY would propose solutions in a future LTP if needs arise in its service territory.

Gas Operations
Gas Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $10,567 million and $9,748 million at December 31, 2022 and 2021, respectively.

Natural gas is delivered by pipeline to CECONY at various points in or near its service territory and is distributed to customers by the company through an estimated 4,359 miles of mains and 377,741 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, NY. The plant can store 1,062 MDt of which a maximum of about 240 MDt can be withdrawn per day. The company has approximately 1,226 MDt of additional natural gas storage capacity available to it at a field in upstate NY, owned and operated by Honeoye Storage Corporation, a corporation 71.2 percent owned by CET and 28.8 percent owned by CECONY.

CON EDISON ANNUAL REPORT 2022	21

Gas Sales and Deliveries
CECONY delivers gas to its full-service customers who purchase gas from the company. The company generally recovers the cost of the gas that it buys and then sells to its full-service customers. It does not make any margin or profit on the gas it sells. Under the company's retail choice program, CECONY also delivers gas to its customers who choose to purchase gas from other suppliers. CECONY’s gas delivery revenues are subject to a weather normalization clause and a revenue decoupling mechanism. As a result, its gas delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. CECONY’s gas sales and deliveries for the last five years were:

	Year Ended December 31,
	2018	2019	2020	2021	2022
Gas Delivered (MDt)
Firm sales
Full service	92,305	87,637	78,515	81,637	85,246
Delivery service for firm retail choice customers	82,472	81,710	76,614	76,765	75,172
Total Firm Sales	174,777	169,347	155,129	158,402	160,418
Interruptible sales (a)	7,351	9,903	8,482	5,927	6,098
Total Gas Delivered to CECONY Customers	182,128	179,250	163,611	164,329	166,516
Transportation of customer-owned gas
NYPA	34,079	39,643	41,577	43,094	45,085
Other (mainly generating plants and interruptible transportation)	93,346	72,712	70,537	67,871	72,448
Off-system sales	195	12	12	12	12
Total Sales	309,748	291,617	275,737	275,306	284,061
Gas Delivered ($ in millions)
Firm sales
Full service	$1,356	$1,327	$1,229	$1,473	$1,850
Delivery service for firm retail choice customers	595	593	649	704	798
Total Firm Sales	1,951	1,920	1,878	2,177	2,648
Interruptible sales	40	42	27	29	51
Total Gas Delivered to CECONY Customers	1,991	1,962	1,905	2,206	2,699
Transportation of customer-owned gas
NYPA	2	2	2	2	2
Other (mainly generating plants and interruptible transportation)	57	54	55	59	64
Other operating revenues (mainly regulatory amortizations)	28	114	74	111	159
Total Sales	$2,078	$2,132	$2,036	$2,378	$2,924
Average Revenue per Dt Sold
Residential	$16.71	$17.33	$18.59	$20.71	$24.67
General	$11.31	$11.55	$10.77	$13.67	$17.17
(a)Includes 3,326, 5,484, 3,510, 1,920 and 2,015 MDt for 2018, 2019, 2020, 2021 and 2022, respectively, which are also reflected in delivery service for firm retail choice customers and other.
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Gas Peak Demand
The gas actual peak day demand for firm gas customers in CECONY’s service area occurs during the winter heating season and during the winter of 2022/2023 (through January 31, 2023) occurred on December 24, 2022 when the firm gas customers' demand reached approximately 1,261 MDt. “Design Weather Conditions” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under Design Weather Conditions, the 2023/2024 service area peak day demand for firm gas customers will be 1,684 MDt. The forecasted peak day demand for firm gas customers at design conditions does not include gas used by interruptible gas customers including electric and steam generating stations. As of January 2023, the company forecasts an average annual increase of the gas peak day demand for firm gas customers over the next five years at design conditions to be approximately 1.0 percent in its service area, including the effect of certain gas energy efficiency programs and the anticipated phase-out of natural gas in certain new construction buildings, including major renovations, in New York City. See “Environmental Matters – Clean Energy Future,” below. The five-year forecast in peak demand is used by the company for gas supply planning purposes.

22	CON EDISON ANNUAL REPORT 2022

In March 2019, due to gas supply constraints, CECONY established a temporary moratorium on new applications for firm gas service in most of Westchester County. In July 2020, CECONY filed a gas planning analysis with the NYSPSC that stated the moratorium could be lifted when increased pipeline capacity is achieved upon completion of Tennessee Gas Pipeline’s East 300 Upgrade Project (the East 300 Upgrade Project) or peak demand is reduced through efficiency and other demand side reductions to a level that would enable CECONY to lift the moratorium. The East 300 Upgrade Project would involve modifying two existing compressor stations in Pennsylvania and NJ and construction of one new compressor station in NJ. In April 2022, FERC issued a certificate of public convenience and necessity that authorizes Tennessee Gas Pipeline to construct and operate the East 300 Upgrade Project. In October 2022 and February 2023, FERC approved Tennessee Gas Pipeline's requests to begin construction activities for: (1) the existing compressor station in Pennsylvania and the new compressor station in NJ and (2) the existing compressor station in NJ, respectively. Tennessee Gas Pipeline’s East 300 Upgrade Project is expected to be completed by November 2023.
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
Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $385.7 million in 2022, including $340.2 million for CECONY. See “Contractual Obligations,” below. At December 31, 2022, the contracts were for various terms extending to 2025 for supply and 2043 for transportation and storage. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Recoverable Energy Costs” in Note A, Note Q and Note U to the financial statements in Item 8.

Steam Operations
Steam Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for steam facilities, including steam's portion of the steam-electric generation facilities, were $1,962 million and $1,924 million at December 31, 2022 and 2021, respectively. See "CECONY – Electric Operations – Electric Facilities," above.
CECONY generates steam at one steam-electric generating station and four steam-only generating stations and distributes steam to its customers through approximately 106 miles of transmission, distribution and service piping.

CON EDISON ANNUAL REPORT 2022	23

Steam Sales and Deliveries
CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2018	2019	2020	2021	2022
Steam Sold (MMlb)
General	593	536	445	504	513
Apartment house	6,358	5,919	5,131	5,013	5,122
Annual power	14,811	13,340	10,977	11,367	11,792
Total Steam Delivered to CECONY Customers	21,762	19,795	16,553	16,884	17,427
Steam Sold ($ in millions)
General	$30	$27	$23	$25	$27
Apartment house	174	160	136	137	155
Annual power	441	395	321	340	391
Other operating revenues	(14)	45	28	30	20
Total Steam Delivered to CECONY Customers	$631	$627	$508	$532	$593
Average Revenue per Mlb Sold	$29.64	$29.40	$29.00	$29.73	$32.88
For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Steam Peak Demand and Capacity
The steam actual hourly peak demand in CECONY’s service area occurs during the winter heating season and during the winter of 2022/2023 (through January 31, 2023) occurred on December 24, 2022 when the actual hourly demand reached approximately 6.7 MMlb per hour. “Design Weather Conditions” for the steam system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. The company’s estimate for the winter of 2023/2024 hourly peak demand of its steam customers is about 7.9 MMlb per hour under Design Weather Conditions. The company forecasts an average annual decrease in steam hourly peak demand in its service area at Design Weather Conditions over the next five years to be approximately 0.1 percent.
On December 31, 2022, the steam system was capable of delivering approximately 11.4 MMlb of steam per hour, and CECONY estimates that the system will have the same capability in the 2023/2024 winter.

Steam Supply
31 percent of the steam produced by CECONY in 2022 was supplied by the company’s steam-only generating assets; 49 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 20 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R
Electric Operations
Electric Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $1,215 million and $1,178 million at December 31, 2022 and 2021, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $307 million and $297 million at December 31, 2022 and 2021, respectively.
O&R and RECO own, in whole or in part, transmission and distribution facilities which include 543 circuit miles of transmission lines, 15 transmission substations, 63 distribution substations, 87,951 in-service line transformers, 3,869 pole miles of overhead distribution lines and 2,320 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.

Electric Sales and Deliveries
O&R delivers electricity to its full-service customers who purchase electricity from the company. Under the company's retail choice program, O&R also delivers electricity to its customers who purchase electricity from load serving entities.
The company charges all customers in its service area for the delivery of electricity. O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. O&R’s NY electric revenues (which accounted for 78 percent of O&R’s

24	CON EDISON ANNUAL REPORT 2022

electric revenues in 2022) are subject to a revenue decoupling mechanism. As a result, O&R’s NY electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Effective July 2021, the majority of O&R’s electric distribution revenues in NJ are subject to a conservation incentive program, as a result of which distribution revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric sales and deliveries for the last five years were:

	Year Ended December 31,
	2018	2019	2020	2021	2022
Electric Energy Delivered (millions of kWh)
Total deliveries to O&R full service customers	2,643	2,617	2,712	2,702	2,973
Delivery service for retail choice customers	2,974	2,885	2,622	2,839	2,580
Total Deliveries in Franchise Area	5,617	5,502	5,334	5,541	5,553
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$453	$429	$442	$453	$576
Delivery service for retail choice customers	201	191	186	223	198
Other operating revenues	(12)	14	1	5	(1)
Total Deliveries in Franchise Area	$642	$634	$629	$681	$773
Average Revenue Per kWh Sold (Cents)
Residential	19.1	18.2	17.8	19.0	21.5
Commercial and Industrial	14.4	13.9	14.2	13.0	15.6
For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in O&R’s service area occurs during the summer air conditioning season. The weather during the summer of 2022 was cooler than design conditions. O&R’s 2022 service area actual hourly peak demand was 1,457 MW, which occurred on August 9, 2022. “Design Weather Conditions” for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, Design Weather Conditions do not include these programs’ potential impact. However, the O&R forecasted hourly peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under Design Weather Conditions, the 2023 service area peak demand will be 1,545 MW. The company forecasts an average annual increase in hourly electric peak demand in its service area at design conditions over the next five years to be approximately 0.4 percent, including the effect of certain electric energy efficiency programs and distributed generation additions. The five-year forecast in peak demand is used by the company for electric supply planning purposes.

Electric Supply
The electricity O&R sold to its full-service customers in 2022 was purchased under firm power contracts or through the wholesale electricity market. The company expects that these resources will again be adequate to meet the requirements of its customers in 2023. O&R does not own any electric generating capacity. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts or purchased through the wholesale electricity market. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases. For information about the company’s contracts, see Note Q to the financial statements in Item 8.
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

Gas Operations
Gas Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $759 million and $725 million at December 31, 2022 and 2021, respectively. Natural gas

CON EDISON ANNUAL REPORT 2022	25

is delivered by pipeline to O&R at various points in or near its service territory and is distributed to customers by the company through an estimated 1,887 miles of mains and 106,855 service lines.

Gas Sales and Deliveries
O&R delivers gas to its full-service customers who purchase gas from the company. O&R generally recovers the cost of the gas that it buys and then sells to its full-service customers. It does not make any margin or profit on the gas it sells. Under the company's retail choice program, O&R also delivers gas to its customers who choose to purchase gas from other suppliers. O&R’s gas delivery revenues are subject to a weather normalization clause and to a revenue decoupling mechanism. As a result, its gas delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s gas sales and deliveries for the last five years were:

	Year Ended December 31,
	2018	2019	2020	2021	2022
Gas Delivered (MDt)
Firm sales
Full service	12,050	12,537	11,877	13,998	15,353
Delivery service for firm retail choice customers	9,950	9,459	8,271	7,584	6,396
Total Firm Sales	22,000	21,996	20,148	21,582	21,749
Interruptible sales	3,746	3,668	3,633	3,821	3,911
Total Gas Delivered to O&R Customers	25,746	25,664	23,781	25,403	25,660
Transportation of customer-owned gas
Sales for resale	959	914	658	468	673
Sales to electric generating stations	1	4	59	26	10
Off-system sales	15	1	19	81	73
Total Sales	26,721	26,583	24,517	25,978	26,416

	Year Ended December 31,
	2018	2019	2020	2021	2022
Gas Delivered ($ in millions)
Firm sales
Full service	$166	$161	$141	$190	$245
Delivery service for firm retail choice customers	78	63	62	55	45
Total Firm Sales	244	224	203	245	290
Interruptible Sales	6	6	6	6	6
Total Gas Delivered to O&R Customers	250	230	209	251	296
Transportation of customer-owned gas
Sales to electric generating stations	—	—	—	—	—
Other operating revenues	(1)	29	24	9	16
Total Sales	$249	$259	$233	$260	$312
Average Revenue Per Dt Sold
Residential	$14.22	$13.32	$12.40	$14.09	$16.49
General	$11.80	$10.68	$9.51	$11.24	$13.62
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Gas Peak Demand
The gas actual peak day demand for firm sales customers in O&R’s service area occurs during the winter heating season and during the winter of 2022/2023 (through January 31, 2023) occurred on December 24, 2022 when the firm sales customers' demand reached approximately 185 MDt. “Design Weather Conditions” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under Design Weather Conditions, the 2023/2024 service area peak day demand for firm sales customers will be 241 MDt. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric generating stations. The company forecasts an average annual decrease of the gas peak day demand for firm sales customers over the next five years at design conditions to be approximately 0.1 percent in its service area, including the effect of certain gas energy efficiency programs. The five-year forecast in peak demand is used by the company for gas supply planning purposes.

26	CON EDISON ANNUAL REPORT 2022

Gas Supply
O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

CON EDISON ANNUAL REPORT 2022	27

Clean Energy Businesses

The following table provides information about the Clean Energy Businesses' renewable electric projects that are in operation and/or in construction at December 31, 2022. Unless otherwise noted, the projects listed in the table below or the Clean Energy Businesses' equity interest in these projects have been pledged as security for project debt financing. In October 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables America, LLC, a subsidiary of RWE Aktiengesellschaft. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8.

Project Name	Generating Capacity (MW AC)	Power Purchase Agreement (PPA) Term (In Years) (a)	Actual In-Service/Acquisition Date	State	PPA Counterparty
Utility Scale
Solar
PJM assets (c)	73	(b)	2011/2013	NJ/PA	Various
New England assets (c)	24	Various	2011/2017	MA/RI	Various
California Solar	110	25	2012/2013	CA	PG&E
Mesquite Solar 1	165	20	2013	AZ	PG&E
Copper Mountain Solar 2	150	25	2013/2015	NV	PG&E
Copper Mountain Solar 3	255	20	2014/2015	NV	SCPPA
California Solar 2	80	20	2014/2016	CA	SCE/PG&E
Texas Solar 4	40	25	2014	TX	City of San Antonio
Texas Solar 5	100	25	2015	TX	City of San Antonio
Texas Solar 7	112	25	2016	TX	City of San Antonio
California Solar 3	110	20	2016/2017	CA	SCE/PG&E
Upton Solar	158	25	2017	TX	City of Austin
California Solar 4	240	20	2017/2018	CA	SCE
Copper Mountain Solar 1	58	12	2018	NV	PG&E
Copper Mountain Solar 4 (d)	94	20	2018	NV	SCE
Mesquite Solar 2 (d)	100	18	2018	AZ	SCE
Mesquite Solar 3 (d)	150	23	2018	AZ	WAPA (U.S. Navy)
Great Valley Solar (d)	200	17	2018	CA	MCE/SMUD/PG&E/SCE
Water Strider Solar (d)	80	20	2021	VA	VEPCO
Battle Mountain Solar/Battery Energy Storage System (d)	101	25	2021	NV	SPP
Copper Mountain Solar 5 (d)	250	25	2021	NV	NPC
Other (c)	26	Various	Various	Various	Various
Total Solar	2,676
Wind
Broken Bow II	75	25	2014	NE	NPPD
Wind Holdings	180	Various	Various	SD/MT	NWE/Basin Electric
Adams Rose Wind	23	7	2016	MN	Dairyland
Other (c)	51	Various	Various	Various	Various
Total Wind	329
Total MW (AC) in Operation	3,005
Total MW (AC) in Construction (c)	293
Total MW (AC) Utility Scale	3,298
Behind the Meter
Total MW (AC) in Operation (c)	69
Total MW (AC) in Construction (c)	—
Total MW Behind the Meter	69
(a)Represents PPA contractual term or remaining term from the date of acquisition.
(b)Solar renewable energy credit hedges are in place, in lieu of PPAs, through 2025.
(c)Projects have generally not been pledged as security for project debt financing.
(d)Projects are financed with tax equity. See Note S to the financial statements in Item 8.

28	CON EDISON ANNUAL REPORT 2022

Renewable Electric Generation
The Clean Energy Businesses develop, own and operate renewable energy infrastructure projects. In December 2018, the Clean Energy Businesses acquired Sempra Solar Holdings, LLC to expand the company's renewable energy asset portfolio. The Clean Energy Businesses focus their efforts on utility scale renewable electric projects. The output of most of the projects is sold under long-term power purchase agreements (PPA) with utilities and municipalities. The following table shows the generating capacity (MW AC) of the Clean Energy Businesses' utility scale renewable electric projects in operation at the end of the last five years:

Generating Capacity (MW AC)	2018	2019	2020	2021	2022
Renewable electric projects	2,588	2,628	2,809	3,061	3,074

Renewable electric volumes produced by utility scale assets at the end of the last five years were:

	Millions of kWh Produced
	For the Years Ended December 31,
Description	2018	2019	2020	2021	2022
Renewable electric projects
Solar	2,680	5,506	5,699	6,219	6,926
Wind	1,074	1,333	1,425	1,300	1,280
Total	3,754	6,839	7,124	7,519	8,206

Energy-Related Products and Services
The Clean Energy Businesses provide services to manage the dispatch, fuel requirements and risk management activities for 12,433 MW of generating plants and merchant transmission in the northeastern United States owned by unrelated parties, manage energy supply assets leased from others and provide wholesale hedging and risk management services to renewable electric projects owned by their subsidiaries.

The Clean Energy Businesses also provide energy-efficiency services to government and commercial customers. The services include the design and installation of lighting retrofits, high-efficiency heating, ventilating and air conditioning equipment and other energy saving technologies.
For information about the Clean Energy Businesses' results, see "Results of Operations" in Item 7 and Note P to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2022	29

Con Edison Transmission
CET owns a 45.7 percent interest in New York Transco LLC (NY Transco). Affiliates of certain other New York transmission owners own the remaining interests.

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

In December 2015, the NYSPSC issued an order in its competitive proceeding to select AC transmission projects that would relieve transmission congestion between upstate and downstate. The NYSPSC determined that there was a public policy need for new transmission to address congestion and directed the NYISO, under its FERC-approved public policy planning process, to request developers to submit transmission project proposals for two segments of the transmission system. In April 2019, the NYISO selected a project that was jointly proposed by National Grid and NY Transco for one of the segments ($600 million estimated cost, excluding certain interconnection costs) that would increase transmission capacity by 1,850 MW between upstate and downstate when combined with another developer’s project selected by the NYISO for the other segment. The NYISO and National Grid/NY Transco entered into an agreement for the development and operation of the project, referred to as the New York Energy Solution (NYES) project, whereby NYES would be solely owned by NY Transco. Construction is underway and the project is scheduled for entry into service by December 2023. In November 2017, FERC approved a settlement agreement with respect to the National Grid/NY Transco project that provides for a 10.65 percent return on common equity (which is comprised of a 9.65 percent base ROE, with 100 basis points added for congestion reduction and a cost containment mechanism applicable to certain capital costs) and a maximum actual common equity ratio of 53 percent. The interconnection costs of the awarded project segment include network upgrades identified by the NYISO and NYSPSC that earn the same base ROE, with a 50-basis point adder. Revenues for the NYES project are collected by the NYISO including 100 percent of construction work-in-progress, and are allocated across NYISO transmission customers in NY State with 84 percent allocated to load serving entities in the CECONY and O&R service areas.

CET, through its subsidiaries, owns a 71.2 percent interest in Honeoye Storage Corporation (Honeoye), a company that operates a gas storage facility in upstate NY and in which CECONY owns the remaining interest. A goodwill impairment loss of $7 million was recorded related to CET’ and CECONY’s investment in Honeoye Storage Corporation for the year ended December 31, 2021, of which $5 million was attributed to CET. See Note K to the financial statements in Item 8.

In addition, CET owns a 9.6 percent interest (that is expected to be reduced to 8.0 percent based on the current project cost estimate and CET’ previous capping of its cash contributions to the joint venture) in Mountain Valley Pipeline, LLC (MVP). MVP is a joint venture with four other partners to construct and operate a proposed 300-mile gas transmission project in WV and VA. CET recorded pre-tax impairment losses on its interest in MVP of $231 million ($162 million after-tax) and $320 million ($223 million after-tax) for the years ended December 31, 2021 and December 31, 2020, respectively. In May 2022, the operator of the Mountain Valley Pipeline indicated it plans to pursue new permits and is targeting a full in-service date during the second half of 2023 at a total project cost of approximately $6,600 million, excluding allowance for funds used during construction. In June 2022, the Mountain Valley Pipeline joint venture filed a request with the FERC for, and in August 2022, the FERC granted, a four-year extension of time to complete the project by October 2026. At December 31, 2022, CET’s carrying value of its investment in MVP was $111 million and CET’s cash contributions to the joint venture amounted to $530 million. See "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8.

During 2021, CET sold its 50 percent interest in Stagecoach Gas Services LLC (Stagecoach), a gas pipeline and storage business located in northern PA and southern NY for $629 million. CET recorded pre-tax impairment losses of $212 million ($147 million after-tax). See "Investments - Partial Impairment of Investment in Stagecoach Gas Services" in Note A and Note W to the financial statements in Item 8.

For information about Con Edison Transmission's results, see "Results of Operations" in Item 7 and Note P to the financial statements in Item 8.

30	CON EDISON ANNUAL REPORT 2022

Capital Requirements and Resources
Capital Requirements
The following table contains the Companies’ capital requirements for the years 2020 through 2022 and their current estimate of amounts for 2023 through 2025:

	Actual			Estimate
(Millions of Dollars)	2020	2021	2022	2023	2024	2025
CECONY (a)(b)
Electric	$2,080	$2,189	$2,522	$3,168	$3,267	$3,347
Gas	1,044	1,126	1,128	1,128	1,155	1,120
Steam	122	103	108	103	119	135
Sub-total	3,246	3,418	3,758	4,399	4,541	4,602
O&R
Electric	159	147	167	200	218	275
Gas	61	70	76	76	81	80
Sub-total	220	217	243	276	299	355
Con Edison Transmission	3	31	65	58	6	6
Clean Energy Businesses (c)	616	298	399	76	—	—
Total capital investments	4,085	3,964	4,465	4,809	4,846	4,963
Retirement of long-term securities
Con Edison – parent company	3	1,178	293	650	—	—
CECONY	350	640	—	—	250	—
O&R	—	—	—	—	—	—
Clean Energy Businesses (c)	165	141	147	25	—	—
Total retirement of long-term securities	518	1,959	440	675	250	—
Total capital requirements	$4,603	$5,923	$4,905	$5,484	$5,096	$4,963
(a)CECONY’s capital investments for environmental protection facilities and related studies were $491 million, $731 million and $733 million in 2020, 2021 and 2022, respectively, and are estimated to be $568 million in 2023.
(b)Amounts shown do not include amounts for the energy efficiency, demand reduction and combined heat and power programs.
(c)Estimates shown for 2023 include estimates through the anticipated closing date of the sale of the Clean Energy Businesses, which were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held For Sale" in Note A and Note X to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2022	31

Contractual Obligations
The following table summarizes the Companies’ material obligations at December 31, 2022 to make payments pursuant to contracts. Long-term debt, operating and capital lease obligations and other noncurrent liabilities are included on their balance sheets. Electricity and gas purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. Accordingly, the long-term debt and operating lease obligations of the Clean Energy Businesses are shown within "Liabilities Held for Sale" on Con Edison's consolidated balance sheet as of December 31, 2022.

	Payments Due by Period
(Millions of Dollars)	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization)
CECONY	$19,275	—	$250	$600	$18,425
O&R	1,075	—	—	80	995
Clean Energy Businesses (a)	2,666	353	463	281	1,569
Parent	650	650	—	—	—
Interest on long-term debt (b)	19,706	1,015	1,932	1,883	14,876
Total long-term debt, including interest	43,372	2,018	2,645	2,844	35,865
Finance lease obligations (Note J)
CECONY	1	—	1	—	—
O&R	1	—	—	—	1
Total capital lease obligations	2	—	1	—	1
Operating leases (Note J)
CECONY	739	64	128	128	419
O&R	2	—	2	—	—
Clean Energy Businesses (c)	582	19	37	34	492
Total operating leases	1,323	83	167	162	911
Purchase obligations
Electricity power purchase agreements – Utilities (Note I)
CECONY
Energy	2,072	139	264	272	1,397
Capacity (d)	766	121	153	102	390
Total CECONY	2,838	260	417	374	1,787
O&R
Energy and Capacity (d)	79	49	30	—	—
Total electricity and power purchase agreements – Utilities	2,917	309	447	374	1,787
Natural gas supply, transportation, and storage contracts – Utilities (Note I) (e)
CECONY
Natural gas supply	611	603	8	—	—
Transportation and storage	4,806	412	912	720	2,762
Total CECONY	5,417	1,015	920	720	2,762
O&R
Natural gas supply	77	76	1	—	—
Transportation and storage	694	59	130	103	402
Total O&R	771	135	131	103	402
Total natural gas supply, transportation and storage contracts	6,188	1,150	1,051	823	3,164
Other purchase obligations
CECONY (f)	3,887	1,164	599	1,753	371
O&R (f)	190	110	27	10	43
Clean Energy Businesses (g)	52	52	—	—	—
Total other purchase obligations	4,129	1,326	626	1,763	414
Total	$57,931	$4,886	$4,937	$5,966	$42,142
(a)Amounts reclassified as Liabilities Held For Sale on Con Edison's balance sheet. See "Assets and Liabilities Held for Sale" in Note A and Note X to the financial statements in Item 8
(b)Includes interest on variable rate debt calculated at rates in effect at December 31, 2022. Amounts include $120 million, $160 million, $128 million, and $379 million of interest due under 1 year, 2 -3 years, 4-5 years, and over 5 years, respectively, reclassified as Liabilities Held For Sale on Con Edison's balance sheet. See "Assets and Liabilities Held for Sale" in Note A and Note X to the financial statements in Item 8.

32	CON EDISON ANNUAL REPORT 2022

(c)Amounts reclassified as Liabilities Held For Sale on the balance sheet. See "Assets and Liabilities Held for Sale" in Note A and Note X to the financial statements in Item 8.
(d)Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.
(e)Included in these amounts is the cost of minimum quantities of energy that the Utilities are obligated to purchase at both fixed and variable prices.
(f)Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing system as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. Long-term Purchase Obligations, which comprises $3,333 million of "Other Purchase Obligations," were derived from the Utilities' purchasing system by using a method that identifies the remaining purchase obligations. The Utilities believe that unreasonable effort and expense would be involved to enable them to report their “Other Purchase Obligations” in a different manner.
(g)The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale," in Note A and Note X to the financial statements in Item 8. Amounts represent commitments by the Clean Energy Businesses to purchase minimum quantities of electric energy and capacity, renewable energy certificates, natural gas, natural gas pipeline capacity, energy efficiency services and construction services. The Clean Energy Businesses have also entered into power purchase agreements for the sale of power from their renewable electric projects, provisions of which provide for penalties to be paid by the Clean Energy Businesses in the event certain minimum production quantities are not met. The future minimum production quantities and the amount of the penalties, if any, are not estimable and are not included in the amounts shown on the table.

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
Con Edison plans to meet its capital requirements for 2023 through 2025 through internally-generated funds, the anticipated net proceeds from the sale of the Clean Energy Businesses and the issuance of long-term debt and common equity. See “Capital Requirements and Resources - Capital Requirements," in Item 1. See "Assets Held for Sale" in Note A and Note X to the financial statements in Item 8 and "Anticipated Sale of the Clean Energy Business," above. Subject to, and following the closing of the sale of the Clean Energy Businesses, Con Edison intends to repay $1,250 million of parent company debt in 2023, invest in the Utilities and repurchase up to $1,000 million of its common shares. In anticipation of the proceeds from the pending transaction, Con Edison intends to forego common equity issuances in 2023 and 2024 and plans on issuing up to $900 million of common equity in 2025. The company's plans also include the issuance of up to $1,400 million of long-term debt at the Utilities in 2023 and approximately $2,600 million in aggregate, including for maturing securities, at the Utilities during 2024 and 2025.

CON EDISON ANNUAL REPORT 2022	33

In 2021, the NYSPSC authorized CECONY, through 2025, to issue up to $4,025 million of debt securities ($1,450 million of which the company had issued as of December 31, 2022). In 2022, the NYSPSC authorized O&R, through 2025, to issue up to $285 million of debt securities ($100 million of which the company had issued as of December 31, 2022). The NYSPSC also authorized CECONY and O&R for such periods to issue debt securities to refund existing debt securities of up to $2,500 million and $125 million, respectively. As of December 31, 2022, the Utilities had not refunded any securities pursuant to these authorizations.

The Clean Energy Businesses, which were classified as held for sale as of December 31, 2022, have financed their operations and capital requirements primarily with capital contributions and borrowings from Con Edison, internally-generated funds and external borrowings. See Con Edison's Consolidated Statement of Capitalization in Item 8 and Note Q to the financial statements in Item 8.

Con Edison Transmission has financed its operations and capital requirements primarily with capital contributions and borrowings from Con Edison and internally-generated funds. See "Liquidity and Capital Resources" in Item 7.

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2018	2019	2020	2021	2022
Con Edison	49.0	49.6	48.3	47.4	50.9
CECONY	48.6	49.2	47.9	47.0	46.9
The credit ratings assigned by Moody’s, S&P and Fitch to the senior unsecured debt and commercial paper of Con Edison, CECONY and O&R are as follows:

	Moody's	S&P	Fitch
Con Edison
Senior Unsecured Debt	Baa2	BBB+	BBB+
Commercial Paper	P-2	A-2	F2
CECONY
Senior Unsecured Debt	Baa1	A-	A-
Commercial Paper	P-2	A-2	F2
O&R
Senior Unsecured Debt	Baa2	A-	A-
Commercial Paper	P-2	A-2	F2

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rates (LIBOR). LIBOR’s administrator ceased publishing one-week and two-month U.S. Dollar LIBOR immediately after the LIBOR publication on December 31, 2021, and is scheduled to cease publication of the remaining U.S. Dollar LIBOR tenors immediately after the publication on June 30, 2023.The Companies have been and are continuing to monitor LIBOR-related market, regulatory and accounting developments. The Companies’ material contracts that reference LIBOR and currently extend beyond 2022 include their $2,200 million credit agreement (see Note D to the financial statements in Item 8). Pursuant to the credit agreement, the Companies may borrow at interest rates determined with reference to a prime rate, the federal funds rate or LIBOR. The credit agreement may be amended by the Companies and the administrative agent to provide for a LIBOR successor rate unless a majority of the lenders do not accept the amendment. In addition, the Clean Energy Businesses have $1,093 million of variable rate project debt that reference LIBOR and currently extends beyond 2022 and that allows for an alternate reference rate and associated interest rate swaps with a notional amount of $982 million (see Note Q to the financial statements in Item 8). Con Edison expects that the Clean Energy Businesses will be able to agree with project lenders and swap counterparties on the use of an

34	CON EDISON ANNUAL REPORT 2022

alternate reference rate as needed. The Companies do not expect that a discontinuation of LIBOR would have a material impact on their financial position, results of operations or liquidity.

Environmental Matters
Clean Energy Future
Clean Energy Goals
In 2019, New York State enacted the Climate Leadership and Community Protection Act (CLCPA) that established a goal of 70 percent of the electricity procured by load serving entities regulated by the NYSPSC to be produced by renewable energy systems by 2030 and requires the statewide electrical demand system to have zero emissions by 2040. The law also codified state targets for energy efficiency (end-use energy savings of 185 trillion British thermal units below 2025 energy-use forecast), offshore wind (9,000 megawatts (MW) by 2035), solar (6,000 MW by 2025) and energy storage (3,000 MW by 2030). In addition, the law established a climate action council. In December 2022, the council approved a final scoping plan containing recommendations for meeting the CLCPA's statewide greenhouse gas (GHG) emission reduction requirements including measures to reduce emissions by displacing fossil-fuel fired electricity with renewable electricity, transitioning heating and transportation energy uses to lower GHG impact fuels (including substantial electrification of those uses), implementing energy efficiency measures and providing 35 percent - 40 percent of the benefits of CLCPA-related investments to disadvantaged communities. As required by the law, the New York State Department of Environmental Conservation (NYSDEC) published the 1990 inventory of GHG emissions and adopted regulations establishing statewide GHG emissions limits that are 60 percent of 1990 emissions levels by 2030 and 15 percent of 1990 emissions by 2050. The Utilities are unable to predict the impact on them of the implementation of this law.

In October 2020, the NYSPSC, in response to the CLCPA, modified its clean energy standard to establish a new renewable energy credits (RECs) program to support increased renewable energy availability in New York City for which the costs would be borne by load serving entities across New York State on a volumetric basis. CECONY and O&R have been required to obtain RECs and zero-emissions credits (ZECs) for their full service customers since 2017. Load serving entities may satisfy their REC obligation by either purchasing RECs acquired through central procurement by the New York State Energy Research and Development Authority (NYSERDA), by self-supply through direct purchase of tradable RECs, or by making alternative compliance payments. Load serving entities purchase ZECs which are only available from NYSERDA at prices determined by the NYSPSC. In April 2022, the NYSPSC issued an order approving contracts between NYSERDA and two project sponsors selected by NYSERDA to provide RECs directly to New York City: Clean Path New York and H.Q. Energy Services (U.S.) Inc. The H.Q. Energy Services project and the Clean Path New York project anticipate in-service dates of 2026 and 2027, respectively. Both projects have submitted requests to the NYISO to interconnect to CECONY’s high-voltage transmission system.

Prior to enactment of the CLCPA and its expansion of offshore wind goals, in July 2018, the NYSPSC established a goal of 2,400 MW of new offshore wind facilities by 2030. As a result of this goal, load serving entities, such as CECONY and O&R, will be required to purchase offshore wind renewable energy credits (ORECs) from NYSERDA beginning in 2025 when projects are expected to begin operation. In October 2019, NYSERDA entered into a 25-year power purchase agreement (PPA) with Equinor Wind US LLC for its 816 MW Empire Wind Project, and a 25-year PPA with Sunrise Wind LLC for its 880 MW Sunrise Wind Project. In January 2022, NYSERDA expanded its contract with Empire Wind Project to 1,260 MW and awarded another contract to Equinor Wind US LLC for its 1,230 MW Beacon Wind Project.

In May 2020, the NYSPSC initiated a proceeding implementing the Accelerated Renewable Energy Growth and Community Benefit Act to align New York State’s electric system with CLCPA goals. In November 2020, NY’s investor-owned utilities (including the Utilities) and LIPA filed a comprehensive report in this proceeding, identifying proactive local transmission and distribution investments in their systems to facilitate achieving the goals of the CLCPA and setting out policy recommendations for how they will identify, prioritize and allocate costs of these and future such projects going forward. CECONY and O&R identified approximately $4,500 million and $400 million, respectively, in local transmission investment. In January 2022, the NYSPSC issued an order based on recommendations from a 2021 power grid study that authorized CECONY to file a comprehensive petition addressing a proposed clean energy hub in Brooklyn, NY (Brooklyn Clean Energy Hub) that could accommodate interconnection to offshore wind generation. In April 2022, CECONY filed the petition, seeking cost recovery approval for the proposed Brooklyn Clean Energy Hub that would connect up to 6,000 MW of offshore wind energy into the New York City grid at an estimated cost of $1,000 million and an estimated in-service date of 2027. In December 2022, CECONY supplemented its petition to propose an alternate version that focuses on a 2028 reliability need and has an estimated cost of $810 million. It omits certain elements related to offshore wind interconnection but provides the flexibility for offshore wind resources to interconnect to the Brooklyn Clean Energy

CON EDISON ANNUAL REPORT 2022	35

Hub during construction and after it commences operation. CECONY requested that the NYSPSC approve either the original or alternate version of the project at its March 2023 session.

Federal and local municipal laws and agencies also regulate emissions levels and impact the CLCPA’s decarbonization pathways. In June 2022, the U.S. Supreme Court issued a decision that restricts the authority of the United States Environmental Protection Agency (EPA) to establish GHG emission reduction measures under the federal Clean Air Act for technologies that reduce GHG emissions from fossil fuel combustion at the source. Con Edison, as part of a coalition of public and private utilities, was a party in the case and had argued that the U.S. Supreme Court should not adopt this restrictive statutory reading of the Clean Air Act. The U.S. Supreme Court's decision could have potential cost implications for CECONY because it could limit its flexibility to use measures such as trading emissions allowances from higher emitting sources to lower emitting sources and averaging emissions across different sources, to cost-effectively meet federal GHG emissions limits for its limited portfolio of steam and electric generating assets. The decision could also indirectly impact CECONY's and O&R's initiatives to develop renewable energy sources. The Companies are unable to predict the impact on them as a result of the decision or any regulations that may be promulgated by the EPA in light of this U.S. Supreme Court decision.

In 2014, New York City announced a goal to reduce GHG emissions 80 percent below 2005 levels by 2050. In May 2019, New York City enacted a package of legislation known as the Climate Mobilization Act, that includes provisions intended to reduce GHG emissions from large buildings by 40 percent from 2005 levels by 2030. Building owners may achieve compliance through operational changes, building retrofits, the purchase of GHG offsets, the purchase of renewable energy credits and the use of clean distributed energy resources. CECONY is unable to predict the impact on it of the implementation of this law.

In December 2021, New York City enacted Local Law 154. The law prohibits submitting permits for the construction or major renovation of buildings that use oil, natural gas and some low carbon fuels beginning in 2024 for affected buildings with less than seven stories and beginning in 2027 for all other affected buildings. The law includes exceptions for buildings that use electric or steam generation, commercial kitchens, manufacturing, laundromats, and hospitals. The Department of Buildings may also create additional exceptions.

Energy Efficiency, Electric Vehicles, Energy Storage and Thermal Energy Networks
In January 2020, and updated in August 2022 for CECONY, the NYSPSC issued an order directing energy efficiency targets and budgets for NY utilities. The order approved $2,000 million statewide for electric and gas energy efficiency programs and heat pump budgets, and associated targets, for the years 2020 through 2025 to meet the NYSPSC’s goal of reducing electric use by 3 percent annually and gas use by 1.3 percent annually by 2025. The order and subsequent update authorized budgets for the years 2020 through 2025 for: electric energy efficiency programs of $688 million and $71 million for CECONY and O&R, respectively; gas energy efficiency programs of $338 million and $17 million for CECONY and O&R, respectively; and heat pump programs of $746 million and $15 million for CECONY and O&R, respectively. CECONY’s current electric and gas rate plans allow it to recover the costs of energy efficiency expenditures, including a full rate of return, in rates from customers. See Note B to the financial statements in Item 8.

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

36	CON EDISON ANNUAL REPORT 2022

In December 2018, the NYSPSC issued an order establishing an energy storage goal of up to 3,000 MW of energy storage by 2030 with an interim objective of 1,500 MW by 2025. The order also required CECONY to file an implementation plan for a competitive procurement process to deploy 300 MW of energy storage while O&R and the other NY electric utilities must plan to deploy 10 MW each. CECONY and O&R filed their implementation plans in February 2019. In December 2020, CECONY entered into a contract with a storage developer for energy storage services to provide power capacity of up to 100 MW. The Utilities expect to recover the cost of energy storage services, including a full rate of return, in rates from customers. In December 2022, NYSDPS and NYSERDA issued an updated storage roadmap that proposes to increase the storage goal from 3,000 MW to 6,000 MW by 2030. The proposal includes the recommendation that New York State’s utilities study the potential of energy storage to provide non-market transmission and distribution services and identify services that are cost-effective compared to traditional alternatives.

In September 2022, the NYSPSC initiated a proceeding to implement the Utility Thermal Energy and Jobs Act that requires NY State’s utilities to propose at least one thermal energy network pilot for NYSPSC review and approval. CECONY and O&R have submitted preliminary proposals for further development in consultation with NYSDPS.

Distribution System and Distributed Resources
The NYSPSC is directing development by NY electric utilities of a distributed system platform to manage and coordinate DER in their service areas under NYSPSC regulation and to provide customers, together with third parties, with data and tools to better manage their energy use. Regarding the latter, CECONY and O&R are working with other NY electric utilities and NYSERDA to respond to the NYSPSC’s order to implement a data access framework and integrated energy data resources to share energy-related information. The Utilities are also working with the other utilities to enhance the NYSPSC’s Utility Energy Registry hosted by NYSERDA that provides public access to aggregated community energy usage data from the utilities. The NYSPSC has required the Utilities to file distributed system implementation plans and ordered the Utilities to develop demonstration projects to inform distributed system platform business models. As of December 31, 2022, CECONY and O&R had one shared active demonstration project, and individually, CECONY had four and O&R had three active demonstration projects.

The NYSPSC approved CECONY’s advanced metering infrastructure (AMI) installation plan for its electric and gas delivery businesses, subject to a cap on capital expenditures of $1,285 million. CECONY expects to complete its AMI installation plan in 2023. The NYSPSC also authorized O&R to expend $98.5 million to install AMI for its NY customers, which work was complete as of December 31, 2020.

The NYSPSC began to change compensation for DERs and phase out net energy metering (NEM) in 2015. In NY, NEM compensates kilowatt-hours exported to the electric distribution system at the full-service rate for production, delivery, taxes and fees. NYSPSC’s policy is to phase in changes to limit annual bill increases to two percent, reducing the impact of this policy on non-participating residential customers that would have occurred under NEM, but the NYSPSC have permitted exceptions to this policy.

Climate Change
As indicated by the Intergovernmental Panel on Climate Change, emissions of greenhouse gases (GHG), including carbon dioxide, are very likely changing the world’s climate.
Climate change could affect customer demand for the Companies’ energy services. It might also cause physical damage to the Companies’ facilities and disruption of their operations due to more frequent and more extreme weather. In August 2020, Tropical Storm Isaias caused significant damage to the Utilities’ electric distribution systems and interrupted service to approximately 530,000 of the Utilities’ customers and caused the second-largest power outage in the Utilities’ history (Superstorm Sandy interrupted service to 1.4 million of the Utilities’ customers’ in October 2012) and resulted in the Utilities incurring substantial response and restoration costs. After Superstorm Sandy, CECONY invested $1,000 million in its infrastructure to improve its resilience against storms. In December 2019, CECONY completed a study of climate change vulnerability. The study evaluated present-day infrastructure, design specifications and procedures under a range of potential climate futures. The study identified sea level rise, coastal storm surge, inland flooding from intense rainfall, hurricane-strength winds and extreme heat to be CECONY’s most significant climate-driven risks to its electric, gas and steam systems. The study estimated that CECONY might need to invest between $1,800 million and $5,200 million by 2050 on targeted programs to adapt to potential impacts from climate change. During 2020, CECONY further evaluated its future climate change adaptation strategies and developed a climate change implementation plan that it filed with the NYSPSC in December 2020. The climate change implementation plan explains how CECONY will incorporate climate change projections for heat, precipitation, and sea level rise from the 2019 Climate Change Vulnerability Study into its

CON EDISON ANNUAL REPORT 2022	37

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
Effective March 2022, the NY State legislature amended the NY Public Service Law to require all NY electric utilities, including CECONY and O&R, to conduct a climate change vulnerability study by September 2023 and develop and file for approval by the NYSPSC a climate vulnerability and resiliency plan by November 2023 that includes 10- and 20-year outlooks for resiliency. The law authorizes utilities to recover costs through a climate resiliency cost recovery surcharge for costs incurred outside of rate proceedings and include any unrecovered costs in base rates when base rates are reset. The NY utilities are required to file an updated climate vulnerability and resiliency plan with the NYSPSC for approval at least every five years. In June 2022, the NYSPSC initiated a proceeding to implement the requirements of the legislation.

Based on the most recent data (2020) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its direct GHG emissions constitute less than 0.1 percent of the nation’s GHG emissions. According to the CLCPA final scoping plan, the Buildings and Transportation sectors are the two largest sources of GHG emissions in NY State. Con Edison’s estimated Scope 1 emissions of GHG during the past five years were:

(Metric tons, in millions (a))	2018	2019	2020	2021	2022
CO2 equivalent emissions	3.1	2.9	2.7	2.8	2.9
(a)Estimated emissions for 2022 are based on preliminary data and are subject to third-party verification. Scope 1 emissions are GHG emitted into the atmosphere by assets owned by Con Edison. Con Edison’s Scope 1 emissions primarily include emissions from CECONY’s operation of steam, electric, and co-generation plants. Con Edison’s Scope 1 emissions also include fugitive emissions that occur when pressurized equipment and infrastructure containing a GHG has a controlled or uncontrolled emission and emissions from Con Edison’s vehicle fleet.
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
Emissions in NY State are also avoided by renewable electric production facilities replacing fossil-fueled electric production facilities and the continued operation of upstate nuclear power plants. See – “Clean Energy Future,” above. NYSERDA has been responsible for implementing the renewable portfolio standard (RPS) and Clean Energy Standard (CES) established by the NYSPSC. NYSERDA has entered into agreements with developers of large renewable electric production facilities and the owners of upstate nuclear power plants and pays them premiums based on the facilities’ electric output. These facilities sell their energy output in the wholesale energy and capacity markets administered by the NYISO. As a result of the Utilities’ participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable electric production facilities. NYSERDA also has provided rebates to customers who installed eligible renewable electric production technologies. The electricity produced by such customer-sited renewables generation offsets the energy that the Utilities would otherwise have procured, thereby reducing the amount of electricity produced by non-renewable production facilities.

In 2022, NYSERDA and the NYSDEC published the 2022 Statewide GHG Emissions Report, which provided a summary of statewide GHG emissions from 1990 to 2020, including an analysis of trends, the relative contribution of each type of GHG and the relative contribution of each type of source. In 2020, total statewide gross GHG emissions were 15 percent lower than in 1990 and 8 percent lower than in 2019, although the decline from 2019 to 2020 likely reflects the economic impacts of the COVID-19 pandemic and is not considered representative of current conditions. Annual GHG emission levels are expected to increase from 2020 levels in future reports for 2021 and 2022, reflecting economic recovery following the COVID-19 global pandemic.

38	CON EDISON ANNUAL REPORT 2022

In January 2016, the NYSPSC approved a 10-year $5,300 million clean energy fund to be managed by NYSERDA under the NYSPSC's supervision. The clean energy fund has four portfolios: market development; innovation and research; NY Green Bank and NY Sun. The Utilities collect all clean energy fund surcharges through the system benefit charge (including previously authorized RPS, EEPS, Technology and Market Development collections and incremental clean energy fund collections to be collected from electric customers only). The Utilities billed customers clean energy fund surcharges of $216 million, $224 million and $212 million in 2022, 2021, and 2020, respectively. For information about NYSPSC proceedings considering renewable generation see “Clean Energy Future," above.

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

Environmental Sustainability
Con Edison’s sustainability strategy, as it relates to the environment, provides that the company seeks, among other things, to reduce direct and indirect GHG emissions; enhance the efficiency of its water use; reduce its impact to natural ecosystems; focus on reducing, reusing and recycling to lower materials consumption and disposal; and design its work in consideration of climate forecasts.

Con Edison has adopted a Clean Energy Commitment whereby it commits to leading and delivering the transition to the clean energy future. Con Edison's Clean Energy Commitment is supported by five pillars:

•Build the grid of the future
•Empower Con Edison's customers to meet their climate goals
•Reimagine the gas system
•Lead by reducing Con Edison's carbon footprint
•Partner with stakeholders

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

CON EDISON ANNUAL REPORT 2022	39

Coal tar or other MGP-related contaminants have been detected at the remaining 36 sites. Remedial actions have been completed at all or portions of 14 sites and the NYSDEC has issued NFA letters for these sites. In addition, remedial actions have been completed by property owners at all or portions of four sites under the NY State Brownfield Cleanup Program and Certificates of Completion have been issued by the NYSDEC for these sites. Remedial design, planning or action is ongoing for the remaining sites or portions of sites; however, the information as to the extent of contamination and scope of the remediation likely to be required for many of these sites is incomplete. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites (other than the Astoria site, which is discussed below) could range from $710 million to $2,500 million.
Astoria Site
CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property owned by it in the Astoria section of Queens, NY. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil, the manufacture and storage of liquefied natural gas and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to remediate the contamination. The company’s investigations are ongoing. The company has submitted reports to the NYSDEC and the New York State Department of Health and in the future will be submitting additional reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property could range from $191 million to $639 million.
Gowanus Canal
In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent to or near the 1.8 mile Gowanus Canal in Brooklyn, NY. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses and parking lots. The canal is near several residential neighborhoods. In September 2013, the EPA issued its record of decision for the site. The EPA concluded that there was significant contamination at the site, including polycyclic aromatic hydrocarbons, polychlorinated biphenyls (PCBs), pesticides, metals and volatile organic compounds. The EPA selected a remedy for the site that includes dredging and disposal of some contaminated sediments and stabilization and capping of contamination that will not be removed. The EPA estimated the cost of the selected remedy to be $506 million (and has indicated the actual cost could be significantly higher). The EPA has identified 39 potentially responsible parties (PRPs) with respect to the site, including CECONY (which the EPA indicated has facilities that may be a source of PCBs at the site). The EPA ordered the PRPs, including CECONY, to coordinate and cooperate with each other to perform and/or fund the remedial design for the selected remedy, which current estimates indicate could cost approximately $113 million. CECONY is funding its allocated share of the remedial design costs along with the other PRPs. In April 2019, the EPA issued an order that requires the PRPs, including CECONY, to: (1) design and perform bulkhead structural support work, including associated access dredging, along certain portions of the upper reaches of the canal, and (2) complete the design work for bulkhead structural support along certain portions of the middle part of the canal. The PRPs and CECONY are coordinating the implementation of this order. In January 2020, the EPA issued an order that requires six PRPs, including CECONY, to initiate the remedial action work in the upper reaches of the canal following the completion of the bulkhead upgrades. The EPA estimated that this work would cost approximately $125 million, although actual costs may be significantly higher, and require about 30 months to complete. In November 2020, the PRPs began implementation of the work required under this order. Cleanup in other areas of the canal is not addressed by this order. In addition, other Federal agencies and the NYSDEC have previously notified the PRPs of their intent to perform a natural resource damage assessment for the site. CECONY is unable to estimate its exposure to liability for the Gowanus Canal site.

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

40	CON EDISON ANNUAL REPORT 2022

been performing a remedial investigation of the site. The EPA indicated that sampling events have shown the sediments in Newtown Creek to be contaminated with a wide variety of hazardous substances including PCBs, metals, pesticides, polycyclic aromatic hydrocarbons and volatile organic compounds. The EPA also indicated that it has reason to believe that hazardous substances have come to be released from CECONY facilities into Newtown Creek. The current schedule anticipates completion of a feasibility study for the site during 2023 or 2024 and issuance of the EPA's record of decision selecting a remedy for the site thereafter. CECONY is unable to estimate its exposure to liability for the Newtown Creek site.
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

Other Environmental Matters
In July 2021, a CECONY feeder failure led to the discharge of thousands of gallons of dielectric fluid from a street manhole in New Rochelle, NY. Dielectric fluid reached nearby streets, properties and the New Rochelle Harbor. CECONY, the U.S. Coast Guard, the NYSDEC and other agencies responded to the incident. CECONY stopped the feeder leak on the same day that the discharge occurred and has completed the spill recovery and associated cleanup operations. In coordination with federal and state regulators, CECONY has evaluated certain shoreline areas for the potential presence of residual dielectric fluid and the extent to which additional cleaning in such areas may be necessary. In addition, the company has received third-party damage claims. The costs associated with this matter are not expected to have a material adverse effect on the company’s financial condition, results of operations or liquidity. In connection with the incident, the company may incur monetary sanctions of more than $0.3 million for violations of certain provisions regulating the discharge of materials into, and for the protection of, the environment.

In 2016, CECONY and another utility responded to a reported dielectric fluid leak at a NJ marina on the Hudson River associated with one or two underwater transmission lines, the NJ portion of which is owned and operated by the other utility and the NY portion of which is owned and operated by CECONY. In 2017, after the marina owner had cleared substantial debris from its collapsed pier and rip rap material that it had previously placed over and in the vicinity of the underwater transmission lines in an attempt to shore up its failing pier, a dielectric fluid leak was found and repaired on one of the underwater transmission lines. In August 2018, the EPA declared the leak response complete. CECONY, the other utility and the marina owner are involved in litigation in federal court regarding response and repair costs, related damages, and the future of the lines. In August 2020, CECONY and the other utility entered into a settlement with the United States federal government, under which the utilities settled the federal government’s claims for outstanding response costs, without admitting fault and while preserving the utilities’ rights to pursue recovery from the marina owner. CECONY expects that, consistent with the cost allocation provisions of its prior arrangements with the other utility for the transmission lines, the response and repair costs incurred by CECONY, the other utility and government agencies, net of any recovery from the marina owner, will be

CON EDISON ANNUAL REPORT 2022	41

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
O&R has completed remedial investigations and has received the NYSDEC’s decision regarding the remedial work to be performed at all seven of its MGP sites. Of the seven sites, O&R has completed remediation at four sites. Remedial construction was conducted on a portion of one of the remaining sites in 2019 and remedial design is ongoing for the other remaining sites. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites could range from $94 million to $149 million.
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

Other Federal, State and Local Environmental Provisions
Toxic Substances Control Act
Virtually all electric utilities, including CECONY and O&R, own equipment that may contain PCBs. PCBs are regulated under the Federal Toxic Substances Control Act of 1976. The Utilities have procedures in place to manage and dispose of oil and equipment containing PCBs properly when they are removed from service.
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

42	CON EDISON ANNUAL REPORT 2022

Certain governmental authorities are investigating contamination in the Hudson River and the New York Harbor. These waters run through portions of CECONY’s service area. Governmental authorities could require entities that released hazardous substances that contaminated these waters to bear the cost of investigation and remediation, which could be substantial.
Air Quality
Under new source review regulations, an owner of a large generating facility, including CECONY’s steam and steam-electric generating facilities, is required to obtain a permit before making certain modifications to the facility, other than routine maintenance, repair, or replacement, that cause the increase of emissions of pollutants from the facility above specified thresholds. To obtain a permit, the facility owner could be required to install additional pollution controls or otherwise limit emissions from the facility. The company reviews on an on-going basis its planned modifications to its facilities to determine the potential applicability of new source review and similar regulations.
The EPA's Transport Rule (also referred to as the Cross-State Air Pollution Rule), which was implemented in January 2015, established a new cap-and-trade program requiring further reductions in air emissions than the Clean Air Intrastate Rule (CAIR) that it replaced. Under the Transport Rule, utilities are to be allocated emissions allowances and may sell the allowances or buy additional allowances. CECONY requested and received NYSPSC approval to change the provisions under which the company recovers its purchased power costs to provide for costs incurred to purchase emissions allowances and revenues received from the sale of allowances. In 2021, the EPA finalized changes to the Transport Rule in response to a court decision. The revised Transport Rule reduced the number of allowances allocated to CECONY and required the company to purchase allowances to offset the decreased allocation. CECONY has complied with the Transport Rule in 2022 and expects to comply with the rule in 2023.

The NYSDEC issued regulations in 2019 that limit nitrous oxides (NOx) emissions during the ozone season from May through September and affect older peaking units that are generally located downstate and needed during periods of high electric demand or for local reliability purposes. See “CECONY – Electric Operations – Electric Supply,” above.

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
Human Capital
Con Edison is committed to attracting, developing, and retaining a talented, diverse workforce. It values and supports a wide range of employee needs and interests. The company’s skilled and experienced workforce enables the company to maintain best-in-class reliability and progress towards achieving a clean energy future. Human capital measures focus on employee safety, hiring the right talent, employee development and retention and diversity and inclusion.

On December 31, 2022, Con Edison and its subsidiaries had 14,319 employees, based entirely in the United States including 12,717 at CECONY; 1,131 at O&R, 462 at the Clean Energy Businesses and 9 at Con Edison Transmission. Of the total CECONY and O&R employees, 7,399 and 587 employees, respectively, were represented by a collective bargaining unit. The collective bargaining agreement covering most of the CECONY employees expires in June 2024. Agreements covering other CECONY employees and O&R employees expire in June 2025 and May 2023, respectively.

Con Edison measures the voluntary attrition rate of its employees in assessing the company’s overall human capital. The company's turnover rate in 2022 was approximately 8.2 percent, 35 percent of which is attributed to retirements. The average length of service is 14.2 years. Con Edison strives to have a diverse and inclusive workforce. A comprehensive diversity and inclusion strategy underlies the corporate culture; informing how its

CON EDISON ANNUAL REPORT 2022	43

employees engage with one another, and setting the foundation for a respectful and inclusive environment. On December 31, 2022, women represented 22.6 percent of the total workforce and people of color represented 51.7 percent of the workforce, with ethnicity breaking down as follows: 48.3 percent White, 22.0 percent Black, 19.0 percent Hispanic, 9.3 percent Asian and 1.4 percent other.

In managing the business, the company emphasizes a strong safety culture. Continuous focus on safety while performing work is paramount, and leaders and managers are committed to implementing programs and practices that promote the right knowledge, skills, and attitudes to undertake the responsibilities of safety, including required training for both field and office employees. To that end, the company has a dedicated facility, the Learning Center, that offers classes to employees covering technical courses, skills enhancement, safety and leadership development. During 2022, employees spent over 600,000 hours in instructor-led, leadership and skill-based training. Further, the company maintains a career development and succession planning program that is committed to helping employees grow their careers, talents, skills and abilities. In addition to their daily job functions, employees of the Utilities are assigned to and trained for a position for emergency response that is mobilized in the event of a weather event or emergency.

Although working remotely for certain positions has been made possible by digital software and smart device capabilities that enable employees to collaborate with each other and remain productive, the entire CECONY and O&R workforce is available in the event of an emergency that requires on-site presence. Con Edison and its subsidiaries managed their operations and resources while avoiding lay-offs and furloughs and continue to recruit, interview, and hire internal and external applicants to fill open positions.

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
The Companies have established an enterprise risk management program to identify, assess, manage and monitor its major business risks based on established criteria for the severity of an event, the likelihood of its occurrence, and the programs in place to control the event or reduce its impact. The Companies’ major risks include:
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

The Utilities’ Rate Plans May Not Provide A Reasonable Return.    The Utilities have rate plans approved by state utility regulators that limit the rates they can charge their customers. The rates are generally designed for, but do not guarantee, the recovery of the Utilities’ cost of providing service (including a return on equity). See “Utility Regulation – State Utility Regulation – Rate Plans” in Item 1 and “Rate Plans” in Note B to the financial statements in Item 8. Rates usually may not be changed during the specified terms of the rate plans other than to recover energy costs and limited other exceptions. The Utilities’ actual costs may exceed levels provided for such costs in

44	CON EDISON ANNUAL REPORT 2022

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

The Companies May Be Adversely Affected By Changes To The Utilities’ Rate Plans.    The Utilities’ rate plans typically require action by regulators at their expiration dates, which may include approval of new plans with different provisions. The need to recover from customers increasing commodity or other costs, taxes or state-mandated assessments or surcharges could adversely affect the Utilities’ opportunity to obtain new rate plans that provide a reasonable rate of return and continue important provisions of current rate plans. The Utilities’ current NY electric and gas rate plans include revenue decoupling mechanisms and their NY electric, gas and steam rate plans include provisions for the recovery of energy costs and reconciliation of the actual amount of pension and other postretirement, environmental and certain other costs to amounts reflected in rates. See “Rate Plans” in Note B to the financial statements in Item 8.
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

A Cyber Attack Could Adversely Affect The Companies.    The Companies and other operators of critical energy infrastructure and energy market participants face a heightened risk of cyber attack and the Companies’ businesses require the continued operation of information systems and network infrastructure. See Item 1 for a description of the businesses of the Utilities, the Clean Energy Businesses and Con Edison Transmission. Cyber attacks may include hacking, viruses, malware, denial of service attacks, ransomware, exploited vulnerabilities or other security breaches, including loss of data and communications. Cyber threats in general, and in particular to critical infrastructure, are increasing in sophistication, magnitude and frequency. Interconnectivity with customers, independent system operators, energy traders and other energy market participants, suppliers, contractors and others also exposes the Companies’ information systems and network infrastructure to an increased risk of cyber incidents, including attacks. Such interconnectivity increases the risk that a cyber incident or attack on the Companies could affect others and that a cyber incident or attack on others could affect the Companies. In the event of a cyber incident or attack that the Companies were unable to defend against or mitigate, the Companies could have their operations and the operations of their customers and others disrupted. The Companies could also have their financial and other information systems and network infrastructure impaired, property damaged, and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation, penalties and damage to their reputation. The Companies have experienced cyber incidents and attacks, although none of the incidents or attacks had a material impact.

The Failure Of Processes and Systems And The Performance And Failure to Retain and Attract Employees And Contractors Could Adversely Affect The Companies.   The Companies have developed business processes and use information and communication systems and enterprise platforms for operations, customer service, legal compliance, personnel, accounting, planning and other matters. The Utilities are replacing their existing customer billing and information systems. Failures in successfully implementing the new customer billing and information system could adversely affect the Utilities’ billing and revenue collection processes and cash flow and could result in higher costs. The Companies have completed a multi-year, phased transition of certain information technology services, including application maintenance and support and infrastructure and operations services, to a contractor. The failure of the Companies’ or its contractors' business processes or information and

CON EDISON ANNUAL REPORT 2022	45

communication systems or the failure by the Companies’ employees or contractors to follow procedures, their unsafe actions, errors or intentional misconduct, cyber incidents or attacks, or work stoppages could adversely affect the Companies’ operations and liquidity and result in substantial liability, higher costs and increased regulatory requirements. The violation of laws or regulations by employees or contractors for personal gain may result from contract and procurement fraud, extortion, bribe acceptance, fraudulent related-party transactions and serious breaches of corporate policy or standards of business conduct. Competition for employee and contractor talent may result in operating challenges and increased costs to attract and retain talent. If the Companies are unable to successfully attract and retain an appropriately qualified workforce, their results of operations, financial position and cash flows could be negatively affected. See “Human Capital” in Item 1.
Environmental Risks:
The Companies Are Exposed To Risks From The Environmental Consequences Of Their Operations.    The Companies are exposed to risks relating to climate change and related matters. In 2019, CECONY completed a climate change vulnerability study and during 2020, CECONY further evaluated its future climate change adaptation strategies and developed a climate change implementation plan. NY State enacted the Climate Leadership and Community Protection Act and New York City enacted the Climate Mobilization Act. See “Environmental Matters – Clean Energy Future” in Item 1. CECONY may also be impacted by regulations requiring reductions in air emissions. See “Environmental Matters – Other Federal, State and Local Environmental Provisions – Air Quality” in Item 1. In addition, the Utilities are responsible for hazardous substances, such as oil, asbestos, PCBs and coal tar, that have been used or produced in the course of the Utilities’ operations and are present on properties or in facilities and equipment currently or previously owned by them. See “Environmental Matters” in Item 1 and Note G to the financial statements in Item 8. The Companies could be adversely affected if a causal relationship between electric and magnetic fields and adverse health effects were to be established.

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

The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their construction expenditures will exceed $14,600 million over the next three years. The Utilities use internally-generated funds, equity contributions from Con Edison, if any, and external borrowings to fund the construction expenditures. Con Edison expects to finance its capital requirements primarily through internally generated funds, proceeds from the anticipated sale of the Clean Energy Businesses, the sale of its common shares or external borrowings. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.

A Disruption In The Wholesale Energy Markets, Increased Commodity Costs Or Failure By An Energy Supplier or Customer Could Adversely Affect The Companies.     Almost all the electricity and gas the Utilities sell to their full-service customers is purchased through the wholesale energy markets or pursuant to contracts with energy suppliers. See the description of the Utilities’ energy supply in Item 1. A disruption in the wholesale energy markets or a failure on the part of the Utilities’ energy suppliers or operators of energy delivery systems that connect to the Utilities’ energy facilities could adversely affect their ability to meet their customers’ energy needs and adversely affect the Companies. The Utilities' ability to gain access to additional energy supplies, if needed, depends on effective markets and siting approvals for developer projects, which the Utilities do not control. See “CECONY - Gas Peak Demand” in Item 1. Increases in electric and gas commodity prices may contribute to a slower recovery of cash from outstanding customer accounts receivable balances and increases to the allowance for uncollectible accounts, and may result in increases to write-offs of customer accounts receivable balances. See “Financial and Commodity Market Risks – Commodity Price Risk” in Item 7. The Clean Energy Businesses sell the output of their renewable electric projects under long-term power purchase agreements with utilities and municipalities, and a failure of the production projects could adversely affect Con Edison.

46	CON EDISON ANNUAL REPORT 2022

The Companies May Have Substantial Unfunded Pension And Other Postretirement Benefit Liabilities.    The Utilities may have substantial unfunded pension and other postretirement benefit liabilities. Significant declines in the market values of the investments held to fund pension and other postretirement benefits could trigger substantial funding requirements under governmental regulations. See “Critical Accounting Estimates – Accounting for Pensions and Other Postretirement Benefits” and “Financial and Commodity Market Risks” in Item 7 and Notes E and F to the financial statements in Item 8.
Other Risks:
The Companies Face Risks Related To Health Epidemics And Other Outbreaks, Including The COVID-19 Pandemic.    Pandemic illness could potentially disrupt the Utilities' employees and contractors from providing essential utility services and the Companies' liquidity, financial condition and results of operations. The COVID-19 pandemic has impacted, and continues to impact, countries, communities, supply chains and markets. As a result of the COVID-19 pandemic, there has been an economic slowdown in the Companies’ service territories and changes in governmental and regulatory policy. The decline in business activity in the Companies’ service territories has resulted in a slower recovery of cash from outstanding customer accounts receivable balances, material increases in customer accounts receivable balances, increases to the allowance for uncollectible accounts, and may result in increases to write-offs of customer accounts. Although the Utilities’ NY electric and gas businesses have largely effective revenue decoupling mechanisms in place, higher unpaid accounts have impacted and could continue to impact the Companies’ liquidity. See “Coronavirus Disease 2019 (COVID-19) Impacts” in Item 7 and “COVID-19 Regulatory Matters” in Note B.

The Companies’ Strategies May Not Be Effective To Address Changes In The External Business Environment.    The failure to identify, plan and execute strategies to address changes in the external business environment could have a material adverse impact on the Companies. Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted electric and gas assets. Changes to the competitive landscape, public policy, laws or regulations (or interpretations thereof), customer behavior or technology could significantly impact the value of the Utilities’ energy delivery facilities and Con Edison Transmission's investment in electric and gas transmission projects. Such changes could also affect the Companies’ opportunities to make additional investments in such assets and the potential return on the investments. The Utilities' gas delivery customers and CECONY's steam delivery customers have alternatives, such as electricity and oil. Distributed energy resources, and demand reduction and energy efficiency investments, provide ways for the energy consumers within the Utilities’ service areas to manage their energy usage. The Companies expect distributed energy resources and electric alternatives to gas and steam to increase, and for gas and steam usage to decrease, as the CLCPA and the Climate Mobilization Act continue to be implemented. CECONY established a gas moratorium in March 2019 on new gas service in most of Westchester County. CECONY filed a gas planning analysis with the NYSPSC in July 2020 stating the moratorium could be lifted when increased pipeline capacity is achieved or peak demand is reduced to a level that would enable the company to lift the moratorium and that it is monitoring gas supply constraint in the New York City portion of its service territory. See "Clean Energy Businesses," "Con Edison Transmission," "Environmental Matters - Clean Energy Future" and "Environmental Matters - Climate Change," “Competition” and "CECONY - Gas Peak Demand" in Item 1.

The Companies Face Risks Related To Supply Chain Disruptions And Inflation. The Companies have been impacted, and expect to continue to be impacted by, global and U.S. supply chain disruptions and shortages of materials, equipment, labor and other resources that are critical to the Companies’ business operations, primarily the Utilities’ electric and central operations. Such disruptions and shortages have resulted in increased prices and lead times for critical orders of materials and equipment needed by the Companies in their operations, such as certain raw materials, microprocessors, semiconductors, microchips, vehicles and transformers. Long lead times for replacement parts could restrict the availability and delay the construction, maintenance or repair of items that are needed to support the Utilities' normal operations and may result in prolonged customer outages, which could in turn lead to unrecovered costs for such service interruptions. Demand for electric equipment is increasing due to utilities’ efforts to meet clean energy goals and in order to prepare for more frequent extreme weather events at a time when manufacturing capacity and supply are decreasing. Prices of materials, equipment, transportation and other resources have increased as a result of these supply chain disruptions and shortages and may continue to increase as a result of inflation. Increases in inflation raise the Companies’ costs for operating and capital costs and employee and retiree benefit costs in excess of the costs reflected in the Utilities’ rate plans and could also increase the amount of capital that needs to be raised by the Companies and the costs of such capital.

The Companies Also Face Other Risks That Are Beyond Their Control.    The Companies’ results of operations can be affected by circumstances or events that are beyond their control. Weather and energy efficiency efforts directly influence the demand for electricity, gas and steam service, and can affect the price of energy commodities.

CON EDISON ANNUAL REPORT 2022	47

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

Item 4:    Mine Safety Disclosures
Not applicable.

48	CON EDISON ANNUAL REPORT 2022

Information about our Executive Officers
The following table sets forth certain information about the executive officers of Con Edison as of February 16, 2023. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
Timothy P. Cawley	58	1/22 to present - Chairman of the Board, President and Chief Executive Officer and Director of Con Edison, Chairman of the Board, Chief Executive Officer and Trustee of CECONY
		12/20 to 12/21 – President and Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of CECONY
		1/18 to 12/20 – President of CECONY
Robert Hoglund	61	9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and CECONY
Matthew Ketschke	51	1/21 to present – President of CECONY
		11/17 to 12/20 – Senior Vice President – Customer Energy Solutions
Robert Sanchez	57	12/17 to present – President and Chief Executive Officer of O&R
Mark Noyes	57	12/16 to present – President and Chief Executive Officer of Con Edison Clean Energy Businesses, Inc.
Stuart Nachmias	57	1/20 to present – President and Chief Executive Officer of Con Edison Transmission, Inc.
		05/08 to 12/19 – Vice President of Energy Policy and Regulatory Affairs of CECONY
Deneen L. Donnley	57	1/20 to present – Senior Vice President and General Counsel of Con Edison and CECONY
		10/19 to 12/19 – Senior Vice President of Con Edison and CECONY
		9/15 to 10/19 – Executive Vice President, Chief Legal Officer and Corporate Secretary – USAA
Jennifer Hensley	44	9/22 to present – Senior Vice President – Corporate Affairs of CECONY
		7/22 to 9/22 – Senior Vice President of CECONY
		1/21 to 7/22 - Vice President, Head of Government Relations - LYFT
		9/19 to 1/21 - Senior Director, Public Policy - LYFT
		11/17 to 9/19 - President, Link - INTERSECTION Co.
Mary E. Kelly	54	11/17 to present – Senior Vice President – Corporate Shared Services of CECONY
Nancy Shannon	55	6/22 to present – Senior Vice President – Utility Shared Services of CECONY
		6/18 to 5/22 – Vice President – Human Resources
		11/16 to 5/18 – Director of the HR Employee Wellness Center
Joseph Miller	60	1/21 to present – Vice President and Controller of Con Edison and CECONY
		1/21 to present – Chief Financial Officer and Controller of O&R
		8/06 to 12/20 – Assistant Controller of Corporate Accounting of CECONY
Yukari Saegusa	55	9/16 to present – Treasurer of Con Edison and CECONY
		8/16 to present – Vice President of Con Edison and CECONY
		8/13 to present – Treasurer of O&R
Gurudatta Nadkarni	57	1/08 to present – Vice President of Strategic Planning of CECONY

CON EDISON ANNUAL REPORT 2022	49

Part II
Item 5:    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison
Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange under the trading symbol "ED." As of January 31, 2023, there were 37,423 holders of record of Con Edison’s Common Shares. Con Edison paid quarterly dividends of 77.5 cents per Common Share in 2021 and quarterly dividends of 79 cents per Common Share in 2022. On January 19, 2023, Con Edison declared a quarterly dividend of 81 cents per Common Share that is payable on March 15, 2023. Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends is subject to approval and declaration by Con Edison’s Board of Directors and will depend on a variety of factors including business, financial and regulatory considerations. For additional information about the payment of dividends by the Utilities to Con Edison, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).
During 2022, the market price of Con Edison’s Common Shares increased by 11.7 percent (from $85.32 at year-end 2021 to $95.31 at year-end 2022). By comparison, the S&P 500 Index decreased 19.4 percent and the S&P 500 Utilities Index decreased 1.4 percent. The total return to Con Edison’s common shareholders during 2022, including both price appreciation and investment of dividends, was 15.7 percent. By comparison, the total returns for the S&P 500 Index and the S&P 500 Utilities Index were (18.1) percent and 1.6 percent, respectively. For the five-year period 2018 through 2022 inclusive, Con Edison’s shareholders’ total return was 35.1 percent, compared with total returns for the S&P 500 Index and the S&P 500 Utilities Index of 56.9 percent and 58.0 percent, respectively.

	Years Ended December 31,
Company / Index	2017	2018	2019	2020	2021	2022
Consolidated Edison, Inc.	100.00	93.38	114.43	94.98	116.79	135.08
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P Utilities	100.00	104.11	131.54	132.18	155.53	157.97
Based on $100 invested at December 31, 2017, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

50	CON EDISON ANNUAL REPORT 2022

CECONY
The outstanding shares of CECONY’s Common Stock ($2.50 par value) are the only class of common equity of CECONY. They are held by Con Edison and are not traded.
The dividends declared by CECONY in 2021 and 2022 are shown in its Consolidated Statement of Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

Item 6:    [Reserved]

CON EDISON ANNUAL REPORT 2022	51

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

Corporate Overview
Con Edison’s principal business operations are those of the Utilities, the Clean Energy Businesses and Con Edison Transmission. CECONY is a regulated utility that provides electric service in New York City and New York's Westchester County, gas service in Manhattan, the Bronx, parts of Queens and parts of Westchester, and steam service in Manhattan. O&R is a regulated utility serving customers in a 1,300-square-mile-area in southeastern NY State and northern NJ. Con Edison Clean Energy Businesses, through its subsidiaries, develops, owns and operates renewable energy infrastructure projects and provides energy-related products and services to wholesale and retail customers. In October 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables Americas, LLC, a subsidiary of RWE Aktiengesellschaft. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8. Con Edison Transmission, through its subsidiaries, invests in electric transmission projects supporting Con Edison's effort to transition to clean, renewable energy and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects that will bring clean, renewable electricity to customers, focusing on NY, New England, the Mid-Atlantic states and the Midwest.

In addition to the risks and uncertainties described in Item 1A and the Companies’ material contingencies described in Notes B, G and H to the financial statements in Item 8, the Companies’ management considers the following events, trends, and uncertainties to be important to understanding the Companies’ current and future financial condition.

Anticipated Sale of the Clean Energy Businesses
During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the Clean Energy Businesses. On October 1, 2022, following the conclusion of such review and to allow for continued focus on the Utilities and their clean energy transition, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables Americas, LLC, a subsidiary of RWE Aktiengesellschaft (RWE) for a total of $6,800 million, subject to closing adjustments. The purchase price will be adjusted (i) upward for certain cash and cash equivalents, (ii) downward for certain indebtedness and debt-like items, (iii) downward for certain transaction expenses, (iv) upward or downward to the extent that the net working capital varies from a set target, (v) upward or downward to the extent that capital expenditures incurred prior to the closing of the transaction vary from a set budget, and (vi) downward by the value allocated to certain assets and projects that are not able to be conveyed to RWE upon closing of the transaction. The purchase and sale agreement includes certain customary representations, warranties and covenants. The transaction is subject to customary closing conditions, including, among other things; expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which occurred on November 28, 2022; approval from the FERC under Section 203 of the Federal Power Act, which was obtained on January 20, 2023 and approval by the Committee on Foreign Investment in the United States, which was obtained on February 6, 2023. The transaction is expected to close on or about the end of the first quarter of 2023.

Subject to, and following the closing of the sale of the Clean Energy Businesses, Con Edison intends to use the net proceeds from the sale to repay $1,250 million of parent company debt in 2023, invest in the Utilities and repurchase up to $1,000 million of its common shares.

See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8 and "Liquidity and Financing," below.

52	CON EDISON ANNUAL REPORT 2022

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

CECONY Steam Rate Plan
In November 2022, as updated in February 2023, CECONY filed a request with the NYSPSC for a steam rate increase of $141 million, effective November 2023. The filing reflects a return on common equity of 10.0 percent and a common equity ratio of 50 percent and requests a new mechanism for decoupling revenues from steam consumption. CECONY’s future earnings will depend on the rates authorized in, and the other provisions of, its November 2023 steam rate plan and CECONY’s ability to operate its businesses in a manner consistent with such rate plan. Therefore, the outcome of CECONY’s rate request, which requires approval by the NYSPSC, will impact the Companies’ future financial condition, results of operations and liquidity. See “Utility Regulation – State Utility Regulation – Rate Plans” in Item 1 and “Rate Plans” in Note B to the financial statements in Item 8.

Con Edison Transmission
Con Edison Transmission has taken steps to realign its portfolio to focus on electric transmission by completing the sale of its 50 percent interest in Stagecoach in 2021. During 2020 and 2021, Con Edison Transmission recorded impairments on its investment in Mountain Valley Pipeline, LLC and during 2021, Con Edison Transmission recorded impairments on its previously held interest in Stagecoach and its interest in Honeoye Storage Corporation (Honeoye). Any future impairments of Con Edison Transmission’s investments may impact Con Edison’s future financial condition and results of operations. Con Edison Transmission is pursuing opportunities and participating in competitive solicitations to develop electric transmission projects that will deliver renewable energy to high voltage electric grids in NY, through its NY Transco partnership, and in other states. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements. See "Con Edison Transmission" in Item 1 and “Investments” in Note A, Note K and Note W to the financial statements in Item 8.

Coronavirus Disease 2019 (COVID-19) Impacts
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

Certain financial data of Con Edison’s businesses are presented below:

CON EDISON ANNUAL REPORT 2022	53

	For the Year Ended December 31, 2022				At December 31, 2022
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$13,268	85%	$1,390	84%	$57,445	83%
O&R	1,085	7%	88	5%	3,511	5%
Total Utilities	14,353	92%	1,478	89%	60,956	88%
Clean Energy Businesses (a)	1,319	8%	382	23%	7,224	10%
Con Edison Transmission (b)	4	—%	(1)	—%	314	1%
Other (c)	(6)	—%	(199)	(12)%	571	1%
Total Con Edison	$15,670	100%	$1,660	100%	$69,065	100%
(a)Net income for common stock from the Clean Energy Businesses for the year ended December 31, 2022 reflects $46 million (after-tax) of the effects of HLBV accounting for tax equity investments in certain renewable electric projects and $135 million of net after-tax mark-to-market effects. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. Depreciation and amortization expenses on their assets of $(46) million (after-tax) were not recorded for the three months ended December 31, 2022. The impact of the anticipated sale of the Clean Energy Businesses on the remeasurement of deferred state taxes and valuation allowance for deferred tax assets (net of federal taxes) was $(2) million for the year ended December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A, Note S and Note X to the financial statements in Item 8.
(b)Net loss for common stock from Con Edison Transmission for the year ended December 31, 2022 includes $(4) million (net of federal taxes) relating to the remeasurement of deferred state taxes related to prior year dispositions. See "Critical Accounting Estimates - Investments" in Item 7, "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8.
(c)Other includes parent company and consolidation adjustments. Net income for common stock for the year ended December 31, 2022 includes $(4) million (after-tax) of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable projects and $(10) million of income tax impact on the net after-tax mark-to-market effects. Net income for common stock for the year ended December 31, 2022 includes $(9) million (net of federal taxes) relating to the remeasurement of deferred state taxes related to prior year dispositions for Con Edison Transmission. Net income for common stock for the year ended December 31, 2022 also includes $(35) million of transaction costs related to the anticipated sale of the Clean Energy Businesses (net of tax). The impact of the anticipated sale of the Clean Energy Businesses on the remeasurement of deferred state taxes and valuation allowance for deferred tax assets (net of federal taxes) was $(119) million for the year ended December 31, 2022. Depreciation and amortization expenses on the assets of the Clean Energy Businesses $(4) million (after-tax) were not recorded for the three months ended December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A, Note S and Note X to the financial statements in Item 8.

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (the Act) was signed into law and included a new 15 percent Corporate Alternative Minimum Tax (CAMT). Under the Act, a corporation will be subject to the CAMT if its average annual Adjusted Financial Statement Income (AFSI) for the three taxable year period ending prior to the taxable year exceeds $1,000 million, and will apply to tax years beginning after December 31, 2022. Based on management’s preliminary calculations, Con Edison and CECONY do not expect to be subject to the CAMT in 2023 but are expected to be subject to the CAMT in subsequent years. However, the provisions of the CAMT are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

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

54	CON EDISON ANNUAL REPORT 2022

December 31, 2020, Con Edison and CECONY recognized a tax benefit to Taxes, other than income taxes of $10 million and $7 million, respectively.

The CARES Act also allowed employers to defer payments of the employer share of Social Security payroll taxes that would have otherwise been owed from March 27, 2020 through December 31, 2020. The Companies deferred the payment of employer payroll taxes for the period April 1, 2020 through December 31, 2020 of approximately $71 million ($63 million of which is for CECONY). The Companies repaid half of this liability during 2021 and the other half during 2022.

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

Accounting Considerations
Due to the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted), a decline in business, bankruptcies, layoffs and furloughs, among other factors, both commercial and residential customers have had and may continue to have increased difficulty paying their utility bills. In June 2020, the state of NY enacted a law prohibiting NY utilities, including CECONY and O&R, from disconnecting residential customers, and starting in May 2021 small business customers, during the COVID-19 state of emergency, which ended in June 2021. In addition, such prohibitions were in effect until December 21, 2021 for residential and small business customers who experienced a change in financial circumstances due to the COVID-19 pandemic.

CECONY and O&R have existing allowances for uncollectible accounts established against their customer accounts receivable balances that are reevaluated each quarter and updated accordingly. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances are not reflected in rates during the term of the current rate plans.

For the year ended December 31, 2022, CECONY and O&R issued total credits of $359.9 million and $6.1 million, respectively, towards reducing customers’ accounts receivable balances pursuant to COVID-19 arrears assistance programs. See "COVID-19 Regulatory Matters" in Note B to the financial statements in Item 8.

In January 2023, the NYSPSC issued an order implementing a Phase 2 COVID-19 arrears assistance program that provides credits towards reducing the arrears balances of residential and small commercial electric and gas customers of CECONY and O&R. At the time the order was issued, CECONY’s and O&R’s eligible arrears balances were estimated to be $388.7 million and $2.9 million, respectively. The order authorizes a surcharge mechanism for recovery of the eligible credit amounts over a ten-year period commencing after credits are issued for CECONY and over a one-year period commencing after credits are issued for O&R. See "COVID-19 Regulatory Matters" in Note B and Note N to the financial statements in Item 8.

CECONY’s and O&R’s "accounts receivable – customers" balance (net of allowance for uncollectible accounts) increased from $1,841 million and $91 million at December 31, 2021 to $2,099 million and $93 million at December 31, 2022, respectively. CECONY’s customer accounts receivable balances that are over 60 days in arrears increased from $1,272 million at December 31, 2021 to $1,308 million at December 31, 2022. CECONY’s allowances for uncollectible customer accounts reserve increased from $304 million at December 31, 2021 to $314 million at December 31, 2022. O&R’s customer accounts receivable balances that are over 60 days in arrears decreased from $29 million at December 31, 2021 to $22 million at December 31, 2022. O&R’s allowances for uncollectible customer accounts reserve decreased from $12.3 million at December 31, 2021 to $8 million at December 31, 2022.

CON EDISON ANNUAL REPORT 2022	55

During 2022, the potential economic impact of the COVID-19 pandemic and the COVID-19 arrears assistance programs, were considered in forward-looking projections related to write-off and recovery rates, resulting in changes to the customer allowance for uncollectible accounts as detailed herein. The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of goodwill, long-lived or intangible assets may not be recoverable at December 31, 2021 and 2022. See Note K to the financial statements in Item 8.

NY Legislation
In April 2021, NY passed a law that increases the corporate franchise tax rate on business income from 6.5 percent to 7.25 percent, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstates the business capital tax at 0.1875 percent, not to exceed a maximum tax liability of $5 million per taxpayer. NY requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax are scheduled to expire after 2023 and are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

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

The decline in business activity in the Utilities’ service territory due to the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted) resulted in a slower recovery in cash of outstanding customer accounts receivable balances in 2020 and 2021. During 2022, increases in electric and gas commodity prices have contributed and may further contribute to a slower recovery of cash from outstanding customer accounts receivable balances. The Utilities use derivative instruments to hedge price fluctuations for the purchase of electricity and gas. Volatility in electric and gas commodity prices that lead to the posting of cash collateral with counterparties could negatively impact the Utilities’ liquidity. See "COVID-19 Regulatory Matters" in Note B to the financial statements in Item 8 and “Financial and Commodity Market Risks – Commodity Price Risk,” below.

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

56	CON EDISON ANNUAL REPORT 2022

order, the company also established a recovery mechanism for CECONY to collect, commencing January 2023 through December 2023, $19 million and $4 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2021 and the company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. In addition, pursuant to the November 2021 order, CECONY established a reserve of $7 million toward addressing customer arrearages for the year ended December 31, 2021 that, pursuant to a June 2022 NYSPSC order discussed below, was used to fund a portion of the COVID-19 arrears assistance program for low-income customers. The order also established a surcharge recovery or sur-credit mechanism for any late payment charges and fee deferrals, subject to offsetting related savings resulting from the COVID-19 pandemic, for 2022 starting in January 2024 over a twelve-month period. CECONY resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on September 3, 2021 and October 1, 2021, respectively. Pursuant to the October 2021 joint proposal for new electric and gas rates for O&R that was approved by the NYSPSC in April 2022, O&R recorded late payment charges and fees that were not billed for the years ended December 31, 2020 and December 31, 2021 of $1.7 million and $2.4 million, respectively, as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. See “Rate Plans,” above. O&R resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on October 1, 2021.

Con Edison and the Utilities have a $2,250 million credit agreement (Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until December 2023 ($2,200 million of commitments from December 2022), subject to certain conditions. In March 2022, CECONY entered into a 364-Day Revolving Credit Agreement (CECONY Credit Agreement) under which banks are committed to provide loans up to $750 million on a revolving credit basis until March 30, 2023, subject to certain conditions. In April 2022, FERC issued an order that increases CECONY's authorization to issue short-term debt from $2,250 million to $3,000 million effective May 2022. Con Edison and the Utilities have not entered into any loans under the Credit Agreement and CECONY has not entered into any loans under the CECONY Credit Agreement. See Note D to the financial statements in Item 8.

New York State and the NYSPSC implemented COVID-19 arrears assistance programs that provide credits and establishes surcharge recovery mechanisms towards reducing the arrears balances of low-income electric and gas customers of CECONY and O&R. See "COVID-19 Regulatory Matters" in Note B and Note L to the financial statements in Item 8 and “Coronavirus Disease 2019 (COVID-19) Impacts – Accounting Considerations,” above.

In October 2022, Con Edison entered into an agreement to sell the Clean Energy Businesses for $6,800 million, subject to closing adjustments, including working capital adjustments and downward adjustments for indebtedness, transaction expenses and the value of certain assets and projects that are not able to be conveyed to the buyer upon closing of the transaction. Subject to, and following the closing of the sale of the Clean Energy Businesses, Con Edison intends to use the net proceeds from the sale to repay $1,250 million of parent company debt in 2023, invest in the Utilities and repurchase up $1,000 million of its common shares. The transaction is expected to close on or about the end of the first quarter of 2023, subject to satisfaction of certain conditions. See "Assets and Liabilities Held for Sale" in Note A and Note X to the financial statements in Item 8 and "Anticipated Sale of the Clean Energy Business," above.

CON EDISON ANNUAL REPORT 2022	57

Results of Operations
Net income for common stock and earnings per share for the years ended December 31, 2022, 2021 and 2020 were as follows:

(Millions of Dollars, except per share amounts)	Net Income for Common Stock			Earnings per Share
	2022	2021	2020	2022	2021	2020
CECONY	$1,390	$1,344	$1,185	$3.92	$3.86	$3.54
O&R	88	75	71	0.25	0.22	0.21
Clean Energy Businesses (a) (e)	382	266	24	1.08	0.76	0.07
Con Edison Transmission (b)	(1)	(316)	(175)	—	(0.91)	(0.52)
Other (c)	(199)	(23)	(4)	(0.57)	(0.07)	(0.01)
Con Edison (d)	$1,660	$1,346	$1,101	$4.68	$3.86	$3.29
(a)Net income for common stock and earnings per share from the Clean Energy Businesses for the year ended December 31, 2022, 2021 and 2020 reflects $46 million or $0.14 a share (after-tax), $107 million or $0.31 a share (after-tax) and $(32) million or $(0.10) a share (after-tax) of the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock and earnings per share from the Clean Energy Businesses also includes $135 million or $0.38 a share, $40 million or $0.11 a share and $(43) million or $(0.13) a share of net after-tax mark-to-market effects in 2022, 2021 and 2020, respectively. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. Depreciation and amortization expenses on their assets of $(46) million or $(0.13) a share (after-tax) were not recorded for the three months ended December 31, 2022. The impact of the anticipated sale of the Clean Energy Businesses on the remeasurement of deferred state taxes and valuation allowance for deferred tax assets (net of federal taxes) was $(2) million or $(0.01) a share for the three months ended December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A, Note S and Note X to the financial statements in Item 8. Net income for common stock and earnings per share from the Clean Energy Businesses for the year ended December 31, 2021 includes $(3) million (after-tax) or $(0.01) a share (after-tax) for the loss from the sale of a renewable electric project. See Note S to the financial statements in Item 8.
(b)    Net loss for common stock and earnings per share from Con Edison Transmission for the year ended December 31, 2022 includes $(4) million or $(0.01) a share (net of federal taxes) relating to the remeasurement of deferred state taxes related to prior year dispositions. Net loss for common stock and earnings per share from Con Edison Transmission for the year ended December 31, 2021 includes $(153) million or $(0.44) a share of net after-tax impairment loss related to its investment in Stagecoach, $(168) million or $(0.48) a share of net after-tax impairment loss related to its investment in Mountain Valley Pipeline, LLC and $(5) million or $(0.02) a share of loss related to a goodwill impairment loss related to its investment in Honeoye. Net income for common stock and earnings per share from Con Edison Transmission for the year ended December 31, 2020 includes $(232) million or $(0.69) a share of net after-tax impairment loss related to its investment in Mountain Valley Pipeline, LLC. See "Critical Accounting Estimates - Investments" in Item 7 and “Investments - Partial Impairment of Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A to the financial statements in Item 8.
(c)    Other includes parent company and consolidation adjustments. Net income for common stock and earnings per share for the year ended December 31, 2022 includes $(4) million (after-tax) or $(0.02) a share (after-tax) of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects and $(11) million or $(0.03) a share of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the year ended December 31, 2022 includes $(9) million or $(0.03) a share (net of federal taxes) relating to the remeasurement of deferred state taxes related to prior year dispositions for Con Edison Transmission. Net income for common stock for the year ended December 31, 2022 also includes $(35) million and $(0.10) a share of transaction costs related to the anticipated sale of the Clean Energy Businesses (net of tax) related to the anticipated sale of the Clean Energy Businesses. Impact of the anticipated sale of the Clean Energy Businesses on the remeasurement of deferred state taxes and valuation allowance for deferred tax assets (net of federal taxes) is $(119 million) or $(0.33) per share. Depreciation and amortization expenses on the assets of the Clean Energy Businesses $(4) million or $(0.01) a share (after-tax) were not recorded for the three months ended December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A, Note S and Note X to the financial statements in Item 8.

Net income for common stock and earnings per share for the year ended December 31, 2021 includes $(9) million (after-tax) or $(0.02) a share (after-tax) of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects and $(3) million or $(0.01) a share of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the year ended December 31, 2021 includes $6 million or $0.02 a share of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Stagecoach. Net income for common stock and earnings per share for the year ended December 31, 2021 includes $6 million or $0.01 a share of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Mountain Valley Pipeline, LLC. See “Investments - Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)” and "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8.

Net income for common stock and earnings per share for the year ended December 31, 2020 includes $3 million or $0.01 a share (after-tax), respectively, of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock and earnings per share from the Clean Energy Businesses for the year ended December 31, 2020 includes $4 million or $0.01 a share of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the year ended December 31, 2020 includes $9 million or $0.03 a share of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Mountain Valley Pipeline, LLC. See “Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A to the financial statements in Item 8.

(d)    Earnings per share on a diluted basis were $4.66 a share, $3.85 a share and $3.28 a share in 2022, 2021 and 2020, respectively. See "Earnings Per Common Share" in Note A to the financial statements in Item 8.

(e) The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the years ended December 31, 2022 as compared with 2021, and 2021 as compared with 2020.

58	CON EDISON ANNUAL REPORT 2022

Variation for the Year Ended December 31, 2022 vs. 2021
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$48	$0.14
Higher gas rate base	39	0.11
Lower costs related to winter storms and heat events	26	0.08
Higher income from allowance for funds used during construction	16	0.04
Lower health care and other employee benefits costs	13	0.03
Weather impact on steam revenues	6	0.02
Resumption of the billing of late payment charges and other fees to allowed rate plan levels	(34)	(0.10)
Lower incentives earned under the electric and gas earnings adjustment mechanisms (EAMs) and positive incentives	(28)	(0.08)
Higher stock-based compensation costs	(18)	(0.05)
Regulatory commission expense	(11)	(0.03)
Higher payroll taxes	(4)	(0.01)
Dilutive effect of stock issuances	—	(0.07)
Other	(7)	(0.02)
Total CECONY	46	0.06
O&R (a)
Electric base rate increase	16	0.04
Gas base rate increase	8	0.02
Higher stock-based compensation costs	(2)	(0.01)
Other	(9)	(0.02)
Total O&R	13	0.03
Clean Energy Businesses (b)
Higher wholesale revenue	207	0.59
Net mark-to-market effects	95	0.27
Impact of the anticipated sale of the Clean Energy Businesses	44	0.12
Loss from sale of a renewable electric project in 2021	3	0.01
Higher gas purchased for resale	(135)	(0.39)
HLBV effects	(61)	(0.17)
Higher operation and maintenance expense from engineering, procurement and construction of renewable electric projects	(21)	(0.06)
Higher cost from purchased power	(5)	(0.01)
Lower tax credits	(4)	(0.01)
Higher interest expense	(3)	(0.01)
Dilutive effect of stock issuances	—	(0.02)
Other	(4)	—
Total Clean Energy Businesses	116	0.32
Con Edison Transmission
Impairment loss related to investment in Mountain Valley Pipeline, LLC	168	0.48
Impairment loss related to investment in Stagecoach in 2021	153	0.44
Impairment loss related to investment in Honeoye in 2021	5	0.02
Lower interest expense	3	0.01
Lower investment income	(14)	(0.04)
Remeasurement of deferred state taxes related to prior year dispositions	(4)	(0.01)
Other	4	0.01
Total Con Edison Transmission	315	0.91
Other, including parent company expenses
HLBV effects	5	—
Impact of the anticipated sale of the Clean Energy Businesses	(158)	(0.44)
Remeasurement of deferred state tax related to prior year dispositions	(9)	(0.03)
Impact of net mark-to-market effects	(7)	(0.02)
Impairment related to investment in Stagecoach in 2021	(6)	(0.02)

CON EDISON ANNUAL REPORT 2022	59

Impairment related to investment in Mountain Valley Pipeline, LLC	(6)	(0.01)
Dilutive effect of stock issuances	—	0.01
Other	5	0.01
Total Other, including parent company expenses	(176)	(0.50)
Total Reported (GAAP basis)	314	0.82

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

b. The Clean Energy Businesses were classified as held for sale as of December 31, 2022.

60	CON EDISON ANNUAL REPORT 2022

Variation for the Year Ended December 31, 2021 vs. 2020
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Recognition of late payment charges for the year ended 2020 that are being recovered through a surcharge mechanism established by the New York Public Service Commission in its November 2021 order	$32	$0.09
Recognition of late payment charges for the year ended 2021 that are being recovered through a surcharge mechanism established by the New York Public Service Commission in its November 2021 order, and resuming the billing of late payment charges and no access fees	41	0.13
Higher electric rate base	64	0.19
Higher gas rate base	38	0.11
Higher incentives earned under the electric and gas earnings adjustment mechanisms (EAMs) and positive incentives	30	0.09
Weather impact on steam revenues	16	0.05
Higher costs related to heat, storm and emergency response	(37)	(0.11)
Higher healthcare costs	(16)	(0.05)
Higher stock-based compensation costs	(11)	(0.03)
Dilutive effect of stock issuances	—	(0.15)
Other	2	—
Total CECONY	159	0.32
O&R (a)
Electric base rate increase	9	0.03
Higher storm-related costs	(5)	(0.02)
Total O&R	4	0.01
Clean Energy Businesses
Higher revenues	209	0.62
HLBV effects	139	0.41
Net mark-to-market effects	83	0.24
Higher operations and maintenance expenses	(180)	(0.54)
Loss from sale of a renewable electric project	(3)	(0.01)
Dilutive effect of stock issuances	—	(0.03)
Other	(6)	—
Total Clean Energy Businesses	242	0.69
Con Edison Transmission
Impairment loss related to investment in Mountain Valley Pipeline, LLC	64	0.21
Impairment losses related to investment in Stagecoach	(153)	(0.44)
Foregoing Allowance for Funds Used During Construction income starting in January 2021 until significant construction resumes on the Mountain Valley Pipeline	(44)	(0.13)
Impairment loss related to investment in Honeoye	(5)	(0.02)
Other	(3)	(0.01)
Total Con Edison Transmission	(141)	(0.39)
Other, including parent company expenses
Impairment tax benefits related to investment in Mountain Valley Pipeline, LLC	(3)	(0.02)
Tax impact of HLBV effects	(9)	(0.02)
Tax impact of net mark-to-market effects	(3)	(0.01)
Lower consolidated state income tax benefit	(9)	(0.03)
Impairment tax benefits related to investment in Stagecoach	6	0.02
Other	(1)	—
Total Other, including parent company expenses	(19)	(0.06)
Total Reported (GAAP basis)	$245	$0.57

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

CON EDISON ANNUAL REPORT 2022	61

The Companies’ other operations and maintenance expenses for the years ended December 31, 2022, 2021 and 2020 were as follows:

(Millions of Dollars)	2022	2021	2020
CECONY
Operations	$1,717	$1,691	$1,606
Pensions and other postretirement benefits	415	(42)	(103)
Health care and other benefits	155	173	151
Regulatory fees and assessments (a)	354	332	330
Other	401	298	285
Total CECONY	3,042	2,452	2,269
O&R	351	313	310
Clean Energy Businesses (c)	504	475	228
Con Edison Transmission	13	19	11
Other (b)	(5)	(5)	(4)
Total other operations and maintenance expenses	$3,905	$3,254	$2,814
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments which are collected in revenues.
(b)Includes parent company and consolidation adjustments.
(c)The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities, the Clean Energy Businesses and Con Edison Transmission. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2022, 2021 and 2020 follows. For additional business segment financial information, see Note P to the financial statements in Item 8.

62	CON EDISON ANNUAL REPORT 2022

The Companies’ results of operations for the years ended December 31, 2022, 2021 and 2020 were:

	CECONY			O&R			Clean Energy (e) Businesses			Con Edison Transmission			Other (a)			Con Edison (b)
(Millions of Dollars)	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Operating revenues	$13,268	$11,716	$10,647	$1,085	$941	$862	$1,319	$1,022	$736	$4	$4	$4	$(6)	$(7)	$(3)	$15,670	$13,676	$12,246
Purchased power	2,201	1,633	1,432	276	206	169	7	—	—	—	—	—	(5)	(4)	(1)	2,479	1,835	1,600
Fuel	356	229	156	—	—	—	—	—	—	—	—	—	—	—	—	356	229	156
Gas purchased for resale	869	541	426	135	88	61	241	62	41	—	—	—	—	(1)	(1)	1,245	690	527
Other operations and maintenance (c)	3,042	2,452	2,269	351	313	310	504	475	228	13	19	11	(5)	(5)	(4)	3,905	3,254	2,814
Depreciation and amortization	1,778	1,705	1,598	98	95	90	178	231	231	1	1	1	1	—	—	2,056	2,032	1,920
Taxes, other than income taxes	2,887	2,696	2,456	89	89	85	21	18	21	—	—	—	8	7	13	3,005	2,810	2,575
Operating income (loss)	2,135	2,460	2,310	136	150	147	368	236	215	(10)	(16)	(8)	(5)	(4)	(10)	2,624	2,826	2,654
Other income (deductions) (d)	332	(108)	(171)	23	(12)	(14)	3	(10)	4	19	(407)	(215)	(51)	(1)	(5)	326	(538)	(401)
Net interest expense (income)	822	762	739	46	42	41	(35)	68	196	5	9	18	14	24	25	852	905	1,019
Income before income tax expense	1,645	1,590	1,400	113	96	92	406	158	23	4	(432)	(241)	(70)	(29)	(40)	2,098	1,383	1,234
Income tax expense (benefit)	255	246	215	25	21	21	84	44	(44)	5	(114)	(66)	129	(7)	(36)	498	190	90
Net income (loss)	$1,390	$1,344	$1,185	$88	$75	$71	$322	$114	$67	$(1)	$(318)	$(175)	$(199)	$(22)	$(4)	$1,600	$1,193	$1,144
Income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(60)	(152)	43	—	(2)	—	—	1	—	(60)	(153)	43
Net income (loss) from common stock	$1,390	$1,344	$1,185	$88	$75	$71	$382	$266	$24	$(1)	$(316)	$(175)	$(199)	$(23)	$(4)	$1,660	$1,346	$1,101
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
(e) The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2022	63

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

CECONY

	For the Year Ended December 31, 2022				For the Year Ended December 31, 2021
(Millions of Dollars)	Electric	Gas	Steam	2022 Total	Electric	Gas	Steam	2021 Total	2022-2021 Variation
Operating revenues	$9,751	$2,924	$593	$13,268	$8,806	$2,378	$532	$11,716	$1,552
Purchased power	2,137	—	64	2,201	1,588	—	45	1,633	568
Fuel	246	—	110	356	156	—	73	229	127
Gas purchased for resale	—	869	—	869	—	541	—	541	328
Other operations and maintenance	2,373	472	197	3,042	1,919	368	165	2,452	590
Depreciation and amortization	1,315	367	96	1,778	1,286	326	93	1,705	73
Taxes, other than income taxes	2,184	556	147	2,887	2,055	497	144	2,696	191
Operating income	$1,496	$660	$(21)	$2,135	$1,802	$646	$12	$2,460	$(325)
Electric
CECONY’s results of electric operations for the year ended December 31, 2022 compared with the year ended December 31, 2021 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	Variation
Operating revenues	$9,751	$8,806	$945
Purchased power	2,137	1,588	549
Fuel	246	156	90
Other operations and maintenance	2,373	1,919	454
Depreciation and amortization	1,315	1,286	29
Taxes, other than income taxes	2,184	2,055	129
Electric operating income	$1,496	$1,802	$(306)
CECONY’s electric sales and deliveries in 2022 compared with 2021 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2022	December 31, 2021	Variation	Percent Variation		December 31, 2022	December 31, 2021	Variation	Percent Variation
Residential/Religious (b)	11,875	11,344	531	4.7%		$3,416	$3,100	$316	10.2%
Commercial/Industrial	10,522	9,250	1,272	13.8		2,740	2,174	566	26.0
Retail choice customers	21,116	21,549	(433)	(2.0)		2,526	2,613	(87)	(3.3)
NYPA, Municipal Agency and other sales	9,507	9,185	322	3.5		751	708	43	6.1
Other operating revenues (c)	—	—	—	—		318	211	107	50.7
Total	53,020	51,328	1,692	3.3%	(d)	$9,751	$8,806	$945	10.7%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in the company’s service area increased 3.3 percent in 2022 compared with 2021. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
Operating revenues increased $945 million in 2022 compared with 2021 primarily due to higher purchased power expenses ($549 million), higher revenues from the electric rate plan ($279 million) and higher fuel expenses ($90 million).

Purchased power expenses increased $549 million in 2022 compared with 2021 due to higher unit costs ($400 million) and purchased volume ($149 million).

64	CON EDISON ANNUAL REPORT 2022

Fuel expenses increased $90 million in 2022 compared with 2021 due to higher unit costs ($106 million), offset in part by lower purchased volumes from the company’s electric generating facilities ($16 million).
Other operations and maintenance expenses increased $454 million in 2022 compared with 2021 primarily due to higher costs for pension and other postretirement benefits ($355 million), higher stock-based compensation ($19 million), higher total surcharges for assessments and fees that are collected in revenues from customers ($19 million), higher municipal infrastructure support costs ($13 million), higher uncollectible expense ($8 million) and higher costs for injuries and damages ($6 million).

Depreciation and amortization increased $29 million in 2022 compared with 2021 primarily due to higher electric utility plant balances.
Taxes, other than income taxes increased $129 million in 2022 compared with 2021 primarily due to higher property taxes ($75 million), higher deferral of over-collected property taxes ($27 million) and higher state and local taxes ($24 million).
Gas
CECONY’s results of gas operations for the year ended December 31, 2022 compared with the year ended December 31, 2021 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	Variation
Operating revenues	$2,924	$2,378	$546
Gas purchased for resale	869	541	328
Other operations and maintenance	472	368	104
Depreciation and amortization	367	326	41
Taxes, other than income taxes	556	497	59
Gas operating income	$660	$646	$14
CECONY’s gas sales and deliveries, excluding off-system sales, in 2022 compared with 2021 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2022	December 31, 2021	Variation	Percent Variation		December 31, 2022	December 31, 2021	Variation	Percent Variation
Residential	51,580	50,690	890	1.8%		$1,272	$1,050	$222	21.1%
General	33,666	30,947	2,719	8.8		578	423	155	36.6
Firm retail choice customers	75,172	76,765	(1,593)	(2.1)		798	704	94	13.4
Total firm sales and firm retail choice	160,418	158,402	2,016	1.3	(b)	$2,648	$2,177	$471	21.6
Interruptible sales (c)	6,098	5,927	171	2.9%		51	29	22	75.9%
NYPA	45,085	43,094	1,991	4.6		2	2	—	—
Generation plants	53,262	47,620	5,642	11.8		30	25	5	20.0
Other	19,186	20,251	(1,065)	(5.3)		34	34	—	—
Other operating revenues (d)	—	—	—	—		159	111	48	43.2
Total	284,049	275,294	8,755	3.2%		$2,924	$2,378	$546	23.0%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and firm retail choice volumes in the company’s service area increased 0.4 percent in 2022 compared with 2021. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
(c)Includes 2,015 thousands and 1,921 thousands of Dt for 2022 and 2021, respectively, which are also reflected in firm retail choice customers and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans. See Note B to the financial statements in Item 8.

Operating revenues increased $546 million in 2022 compared with 2021 primarily due to higher gas purchased for resale expense ($328 million) and higher gas revenues under the company's gas rate plan ($207 million).

CON EDISON ANNUAL REPORT 2022	65

Gas purchased for resale increased $328 million in 2022 compared with 2021 due to higher unit costs ($273 million) and higher purchased volumes ($55 million).
Other operations and maintenance expenses increased $104 million in 2022 compared with 2021 primarily due to higher costs for pension and other postretirement benefits ($73 million), higher municipal infrastructure support ($6 million), higher stock-based compensation ($4 million), higher uncollectible expense ($2 million), higher total surcharges for assessments and fees that are collected in revenues from customers ($2 million) and higher costs for injuries and damages ($1 million).
Depreciation and amortization increased $41 million in 2022 compared with 2021 primarily due to higher gas utility plant balances.
Taxes, other than income taxes increased $59 million in 2022 compared with 2021 primarily due to higher deferral of over-collected property taxes ($23 million), higher property taxes ($23 million) and higher state and local taxes ($13 million).
Steam
CECONY’s results of steam operations for the year ended December 31, 2022 compared with the year ended December 31, 2021 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	Variation
Operating revenues	$593	$532	$61
Purchased power	64	45	19
Fuel	110	73	37
Other operations and maintenance	197	165	32
Depreciation and amortization	96	93	3
Taxes, other than income taxes	147	144	3
Steam operating income	$(21)	$12	$(33)
CECONY’s steam sales and deliveries in 2022 compared with 2021 were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Years Ended					For the Years Ended
Description	December 31, 2022	December 31, 2021	Variation	Percent Variation		December 31, 2022	December 31, 2021	Variation	Percent Variation
General	513	504	9	1.8%		$27	$25	$2	8.0%
Apartment house	5,122	5,013	109	2.2		155	137	18	13.1
Annual power	11,792	11,367	425	3.7		391	340	51	15.0
Other operating revenues (a)	—	—	—	—		20	30	(10)	(33.3)
Total	17,427	16,884	543	3.2%	(b)	$593	$532	$61	11.5%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan. See Note B to the financial statements in Item 8.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company’s service area increased 1.1 percent in 2022 compared with 2021. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
Operating revenues increased $61 million in 2022 compared with 2021 primarily due to higher fuel expenses ($37 million), higher purchased power expenses ($19 million) and the impact of colder winter weather ($8 million).
Purchased power expenses increased $19 million in 2022 compared with 2021 due to higher unit costs ($23 million) offset in part by lower purchased volumes ($4 million).
Fuel expenses increased $37 million in 2022 compared with 2021 due to higher unit costs ($28 million) and higher purchased volumes from the company’s steam generating facilities ($9 million).
Other operations and maintenance expenses increased $32 million in 2022 compared with 2021 primarily due to higher costs for pension and other postretirement benefits ($30 million) and higher stock-based compensation ($2 million).
Depreciation and amortization increased $3 million in 2022 compared with 2021 primarily due to higher steam utility plant balances.

66	CON EDISON ANNUAL REPORT 2022

Taxes, other than income taxes increased $3 million in 2022 compared with 2021 primarily due to higher property taxes ($5 million) and higher state and local taxes ($2 million), offset in part by higher deferral of under-collected property taxes ($5 million).
Taxes, Other Than Income Taxes
At $2,887 million, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

	For the Years Ended December 31,
(Millions of Dollars)	2022		2021		Variation
Property taxes	$2,318		$2,215		$103
State and local taxes related to revenue receipts	411		373		38
Payroll taxes	70		65		5
Other taxes	88		43		45
Total	$2,887	(a)	$2,696	(a)	$191
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2022 and 2021 were $3,548 million and $3,296 million, respectively.

Other Income (Deductions)
Other deductions increased $440 million in 2022 compared with 2021 primarily due to higher costs associated with components of pension and other postretirement benefits other than service cost ($458 million), offset in part by lower expenses resulting from investment performance in a deferred income plan ($19 million).
Net Interest Expense
Net interest expense increased $60 million in 2022 compared with 2021 primarily due to higher interest on long-term debt ($49 million) and higher interest on short-term debt ($29 million), offset in part by an increase in the allowance for borrowed funds used during construction ($22 million).
Income Tax Expense
Income taxes increased $9 million in 2022 compared with 2021 primarily due to higher income before income tax expense ($11 million) and higher state income taxes ($3 million), offset in part by higher research and development credits from prior years ($5 million).

O&R

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
(Millions of Dollars)	Electric	Gas	2022 Total	Electric	Gas	2021 Total	2022-2021 Variation
Operating revenues	$773	$312	$1,085	$681	$260	$941	$144
Purchased power	276	—	276	206	—	206	70
Gas purchased for resale	—	135	135	—	88	88	47
Other operations and maintenance	275	76	351	249	64	313	38
Depreciation and amortization	71	27	98	69	26	95	3
Taxes, other than income taxes	57	32	89	57	32	89	—
Operating income	$94	$42	$136	$100	$50	$150	$(14)

CON EDISON ANNUAL REPORT 2022	67

Electric
O&R’s results of electric operations for the year ended December 31, 2022 compared with the year ended December 31, 2021 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	Variation
Operating revenues	$773	$681	$92
Purchased power	276	206	70
Other operations and maintenance	275	249	26
Depreciation and amortization	71	69	2
Taxes, other than income taxes	57	57	—
Electric operating income	$94	$100	$(6)
O&R’s electric sales and deliveries in 2022 compared with 2021 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2022	December 31, 2021	Variation	Percent Variation		December 31, 2022	December 31, 2021	Variation	Percent Variation
Residential/Religious (b)	1,916	1,742	174	10.0%		$413	$331	$82	24.8%
Commercial/Industrial	944	850	94	11.1		147	111	36	32.4
Retail choice customers	2,580	2,839	(259)	(9.1)		198	223	(25)	(11.2)
Public authorities	113	110	3	2.7		16	11	5	45.5
Other operating revenues (c)	—	—	—	—		(1)	5	(6)	Large
Total	5,553	5,541	12	0.2%	(d)	$773	$681	$92	13.5%
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
(d)After adjusting for weather and other variations, electric delivery volumes in company’s service area increased 1.5 percent in 2022 compared with 2021. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
Operating revenues increased $92 million in 2022 compared with 2021 primarily due to higher purchased power expenses ($70 million) and higher revenues from the NY electric rate plan ($18 million).

Purchased power expenses increased $70 million in 2022 compared with 2021 due to higher unit costs ($59 million) and purchased volumes ($11 million).

Other operations and maintenance expenses increased $26 million in 2022 compared with 2021 primarily due to higher pension costs ($13 million), increased regulatory amortizations ($11 million) and higher stock-based compensation ($2 million).

Depreciation and amortization increased $2 million in 2022 compared with 2021 primarily due to higher electric utility plant balances.
Gas
O&R’s results of gas operations for the year ended December 31, 2022 compared with the year ended December 31, 2021 were as follows:

68	CON EDISON ANNUAL REPORT 2022

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	Variation
Operating revenues	$312	$260	$52
Gas purchased for resale	135	88	47
Other operations and maintenance	76	64	12
Depreciation and amortization	27	26	1
Taxes, other than income taxes	32	32	—
Gas operating income	$42	$50	$(8)
O&R’s gas sales and deliveries, excluding off-system sales, in 2022 compared with 2021 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2022	December 31, 2021	Variation	Percent Variation		December 31, 2022	December 31, 2021	Variation	Percent Variation
Residential	12,588	11,500	1,088	9.5%		$207	$162	$45	27.8%
General	2,766	2,498	268	10.7		38	28	10	35.7
Firm retail choice customers	6,396	7,584	(1,188)	(15.7)		45	55	(10)	(18.2)
Total firm sales and firm retail choice	21,750	21,582	168	0.8	(b)	290	245	45	18.4
Interruptible sales	3,911	3,820	91	2.4%		6	6	—	—
Generation plants	10	26	(16)	(61.5)		—	—	—	—
Other	673	468	205	43.8		1	1	—	—
Other gas revenues	—	—	—	—		15	8	7	87.5
Total	26,344	25,896	448	1.7%		$312	$260	$52	20.0%
(a)Revenues from NY gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and firm retail choice volumes in the company’s service area increased 1.2 percent in 2022 compared with 2021. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
Operating revenues increased $52 million in 2022 compared with 2021 primarily due to higher gas purchased for resale ($47 million) and higher revenues from the NY gas rate plan ($13 million).
Gas purchased for resale increased $47 million in 2022 compared with 2021 due to higher unit costs ($35 million) and purchased volumes ($12 million).

Other operations and maintenance expenses increased $12 million in 2022 compared with 2021 primarily due to higher pension costs ($10 million) and higher stock-based compensation ($1 million).

Depreciation and amortization increased $1 million in 2022 compared with 2021 primarily due to higher gas utility plant balances.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2022 compared with 2021. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2022		2021		Variation
Property taxes	$69		$71		$(2)
State and local taxes related to revenue receipts	12		11		1
Payroll taxes	8		7		1
Total	$89	(a)	$89	(a)	$—
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2022 and 2021 were $131 million and $129 million, respectively.

Income Tax Expense
Income taxes increased $4 million in 2022 compared with 2021 primarily due to higher income before income tax expense ($4 million) and higher state income taxes ($2 million), offset in part by an increase in the amortization of excess deferred federal income taxes ($2 million).

CON EDISON ANNUAL REPORT 2022	69

Clean Energy Businesses
The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8. The Clean Energy Businesses’ results of operations for the year ended December 31, 2022 compared with the year ended December 31, 2021 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	Variation
Operating revenues	$1,319	$1,022	$297
Purchased power	7	—	7
Gas purchased for resale	241	62	179
Other operations and maintenance	504	475	29
Depreciation and amortization	178	231	(53)
Taxes, other than income taxes	21	18	3
Operating income	$368	$236	$132

Operating revenues increased $297 million in 2022 compared with 2021 primarily due to higher wholesale revenues ($195 million), higher revenue from renewable electric projects ($92 million) and higher net mark-to-market values ($21 million), offset in part by lower energy services revenues ($11 million).

Gas purchased for resale increased $179 million in 2022 compared with 2021 primarily due to higher purchased volumes.
Depreciation and amortization decreased $53 million in 2022 compared with 2021 primarily due to the company ceasing to record depreciation and amortization in 2022 as the Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8.
Other operations and maintenance expenses increased $29 million in 2022 compared with 2021 primarily due to higher costs from engineering, procurement and construction of renewable electric projects for customers.

Other Income (Deductions)
Other income (deductions) decreased $13 million in 2022 compared with 2021 primarily due to lower income in the 2022 period from an equity method investment in renewable electric projects accounted for under the HLBV method of accounting.

Net Interest Expense
Net interest expense decreased $103 million in 2022 compared with 2021 primarily due to higher unrealized gains on interest rate swaps in the 2022 period.

Income Tax Expense
Income taxes increased $40 million in 2022 compared with 2021 primarily due to higher income before income tax expense ($50 million), higher state income taxes ($6 million), lower research and development credits ($3 million) and an increase in the reserve for uncertain tax positions ($5 million), offset in part by a lower loss attributable to non-controlling interest ($20 million) and higher renewable energy credits ($4 million).

Income (Loss) Attributable to Non-Controlling Interest
Income attributable to non-controlling interest decreased $92 million in 2022 compared with 2021 primarily due to lower income in the 2021 period attributable to a tax equity investor in renewable electric projects accounted for under the HLBV method of accounting. See Note S to the financial statements in Item 8.

Con Edison Transmission
Other operations and maintenance decreased $6 million in 2022 compared with 2021 primarily due to a goodwill impairment loss on its investment in Honeoye in 2021. See Note K to the financial statements in Item 8.

Other Income (Deductions)
Other deductions decreased $426 million in 2022 compared with 2021 primarily due to losses in 2021 from CET’s pre-tax impairment loss of ($212 million) on its investment in Stagecoach, pre-tax impairment loss of ($231 million)

70	CON EDISON ANNUAL REPORT 2022

on its investment in MVP in 2021, lower investment income in 2022 due to the sale of Stagecoach during 2021 ($19 million), offset in part by higher investment income from NY Transco ($4 million). See "Critical Accounting Estimates - Investments" in Item 7 and "Investments" in Note A and Note W to the financial statement in Item 8.

Net Interest Expense
Net interest expense decreased $4 million in 2022 compared with 2021 primarily due to the repayment of an intercompany loan from the parent company from a portion of the proceeds from the sale of Stagecoach in 2021.

Income Tax Expense
Income taxes increased $119 million in 2022 compared with 2021 primarily due to higher income before income tax expense ($91 million), higher state income taxes ($27 million) and a remeasurement of deferred state income tax assets and liabilities ($3 million), offset in part by lower amortization of excess deferred federal income taxes ($2 million).

Other
Taxes, Other Than Income Taxes
Taxes, other than income taxes increased $1 million in 2022 compared with 2021 primarily due to the settlement in 2022 of the NYC capital tax audit for the years 2015 through 2018 ($1 million).

Other Income (Deductions)
Other income (deductions) decreased $50 million in 2022 compared with 2021 primarily due to the transaction costs at the parent company incurred from the sale of the Clean Energy Businesses ($49 million). See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8.

Income Tax Expense
Income taxes increased $136 million in 2022 compared with 2021 primarily due to higher consolidated state income taxes ($17 million), an increase in the valuation allowance on state and local net operating loss carryovers ($8 million) and a remeasurement of consolidated deferred state income tax assets and liabilities ($120 million), offset in part by lower income before income tax expense ($8 million).

During the fourth quarter of 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses. See Note X to the financial statements in Item 8. Con Edison analyzed the potential impact of the anticipated sale on its state apportionment factors and remeasured its consolidated state tax liability. Based on estimates, Con Edison recorded an increase to its net deferred income tax liabilities of $111 million, an increase in the valuation allowance on the deferred tax asset related to state net operating loss carryforwards of $8 million and a corresponding deferred income tax expense of $119 million (net of federal income taxes) in the fourth quarter of 2022. Con Edison also recorded a $9 million expense from a remeasurement of state deferred liability due to other dispositions.

CON EDISON ANNUAL REPORT 2022	71

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

CECONY

	For the Year Ended December 31, 2021				For the Year Ended December 31, 2020
(Millions of Dollars)	Electric	Gas	Steam	2021 Total	Electric	Gas	Steam	2020 Total	2021-2020 Variation
Operating revenues	$8,806	$2,378	$532	$11,716	$8,103	$2,036	$508	$10,647	$1,069
Purchased power	1,588	—	45	1,633	1,405	—	27	1,432	201
Fuel	156	—	73	229	75	—	81	156	73
Gas purchased for resale	—	541	—	541	—	426	—	426	115
Other operations and maintenance	1,919	368	165	2,452	1,753	355	161	2,269	183
Depreciation and amortization	1,286	326	93	1,705	1,214	294	90	1,598	107
Taxes, other than income taxes	2,055	497	144	2,696	1,925	387	144	2,456	240
Operating income	$1,802	$646	$12	$2,460	$1,731	$574	$5	$2,310	$150
Electric
CECONY’s results of electric operations for the year ended December 31, 2021 compared with the year ended December 31, 2020 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	Variation
Operating revenues	$8,806	$8,103	$703
Purchased power	1,588	1,405	183
Fuel	156	75	81
Other operations and maintenance	1,919	1,753	166
Depreciation and amortization	1,286	1,214	72
Taxes, other than income taxes	2,055	1,925	130
Electric operating income	$1,802	$1,731	$71
CECONY’s electric sales and deliveries in 2021 compared with 2020 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2021	December 31, 2020	Variation	Percent Variation		December 31, 2021	December 31, 2020	Variation	Percent Variation
Residential/Religious (b)	$11,344	$11,107	237	2.1%		$3,100	$2,901	$199	6.9%
Commercial/Industrial	9,250	9,280	(30)	(0.3)		2,174	1,876	298	15.9
Retail choice customers	21,549	22,000	(451)	(2.1)		2,613	2,391	222	9.3
NYPA, Municipal Agency and other sales	9,185	9,184	1	—		708	665	43	6.5
Other operating revenues (c)	—	—	—	—		211	270	(59)	(21.9)
Total	$51,328	$51,571	(243)	(0.5)%	(d)	$8,806	$8,103	$703	8.7%
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

72	CON EDISON ANNUAL REPORT 2022

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
CECONY’s results of gas operations for the year ended December 31, 2021 compared with the year ended December 31, 2020 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	Variation
Operating revenues	$2,378	$2,036	$342
Gas purchased for resale	541	426	115
Other operations and maintenance	368	355	13
Depreciation and amortization	326	294	32
Taxes, other than income taxes	497	387	110
Gas operating income	$646	$574	$72
CECONY’s gas sales and deliveries, excluding off-system sales, in 2021 compared with 2020 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2021	December 31, 2020	Variation	Percent Variation		December 31, 2021	December 31, 2020	Variation	Percent Variation
Residential	50,690	48,999	1,691	3.5%		$1,050	$911	$139	15.3%
General	30,947	29,516	1,431	4.8		423	318	105	33.0
Firm retail choice customers	76,765	76,614	151	0.2		704	649	55	8.5
Total firm sales and firm retail choice	158,402	155,129	3,273	2.1	(b)	2,177	1,878	299	15.9
Interruptible sales (c)	5,927	8,482	(2,555)	(30.1)%		29	27	2	7.4%
NYPA	43,094	41,577	1,517	3.6		2	2	—	—
Generation plants	47,620	49,723	(2,103)	(4.2)		25	22	3	13.6
Other	20,251	20,814	(563)	(2.7)		34	33	1	3.0
Other operating revenues (d)	—	—	—	—		111	74	37	50.0
Total	275,294	275,725	(431)	(0.2)%		$2,378	$2,036	$342	16.8%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and firm retail choice volumes in the company’s service area decreased 0.4 percent in 2021 compared with 2020. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
(c)Includes 1,921 thousands and 3,510 thousands of Dt for 2021 and 2020, respectively, which are also reflected in firm retail choice customers and other.
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

CON EDISON ANNUAL REPORT 2022	73

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

74	CON EDISON ANNUAL REPORT 2022

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

CON EDISON ANNUAL REPORT 2022	75

O&R

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
(Millions of Dollars)	Electric	Gas	2021 Total	Electric	Gas	2020 Total	2021-2020 Variation
Operating revenues	$681	$260	$941	$629	$233	$862	$79
Purchased power	206	—	206	169	—	169	37
Gas purchased for resale	—	88	88	—	61	61	27
Other operations and maintenance	249	64	313	242	68	310	3
Depreciation and amortization	69	26	95	65	25	90	5
Taxes, other than income taxes	57	32	89	54	31	85	4
Operating income	$100	$50	$150	$99	$48	$147	$3
Electric
O&R’s results of electric operations for the year ended December 31, 2021 compared with the year ended December 31, 2020 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	Variation
Operating revenues	$681	$629	$52
Purchased power	206	169	37
Other operations and maintenance	249	242	7
Depreciation and amortization	69	65	4
Taxes, other than income taxes	57	54	3
Electric operating income	$100	$99	$1
O&R’s electric sales and deliveries in 2021 compared with 2020 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2021	December 31, 2020	Variation	Percent Variation		December 31, 2021	December 31, 2020	Variation	Percent Variation
Residential/Religious (b)	1,742	1,786	(44)	(2.5%)		$331	$318	$13	4.1%
Commercial/Industrial	850	820	30	3.7		111	117	(6)	(5.1)
Retail choice customers	2,839	2,621	218	8.3		223	186	37	19.9
Public authorities	110	107	3	2.8		11	7	4	57.1
Other operating revenues (c)	—	—	—	—		5	1	4	Large
Total	5,541	5,334	207	3.9%	(d)	$681	$629	$52	8.3%
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

Purchased power expenses increased $37 million in 2021 compared with 2020 due to higher unit costs ($35 million) and purchased volumes ($2 million).

Other operations and maintenance expenses increased $7 million in 2021 compared with 2020 primarily due to higher storm-related costs.

76	CON EDISON ANNUAL REPORT 2022

Depreciation and amortization increased $4 million in 2021 compared with 2020 primarily due to higher electric utility plant balances.
Taxes, other than income taxes increased $3 million in 2021 compared with 2020 primarily due to higher property taxes ($2 million).
Gas
O&R’s results of gas operations for the year ended December 31, 2021 compared with the year ended December 31, 2020 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2021	2020	Variation
Operating revenues	$260	$233	$27
Gas purchased for resale	88	61	27
Other operations and maintenance	64	68	(4)
Depreciation and amortization	26	25	1
Taxes, other than income taxes	32	31	1
Gas operating income	$50	$48	$2
O&R’s gas sales and deliveries, excluding off-system sales, in 2021 compared with 2020 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2021	December 31, 2020	Variation	Percent Variation		December 31, 2021	December 31, 2020	Variation	Percent Variation
Residential	11,500	9,736	1,764	18.1%		$162	121	$41	33.9%
General	2,498	2,142	356	16.6		28	20	8	40.0
Firm retail choice customers	7,584	8,271	(687)	(8.3)		55	62	(7)	(11.3)
Total firm sales and firm retail choice	21,582	20,149	1,433	7.1	(b)	245	203	42	20.7
Interruptible sales	3,820	3,632	188	5.2%		6	6	—	—%
Generation plants	26	59	(33)	(55.9)		—	—	—	—
Other	468	658	(190)	(28.9)		1	1	—	—
Other gas revenues	—	—	—	—		8	23	(15)	(65.2)
Total	25,896	24,498	1,398	5.7%		$260	233	$27	11.6%
(a)Revenues from NY gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and firm retail choice volumes in the company’s service area increased 0.2 percent in 2021 compared with 2020. See “Coronavirus Disease 2019 (COVID-19) Impacts,” above.
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

Depreciation and amortization increased $1 million in 2021 compared with 2020 primarily due to higher gas utility plant balances.
Taxes, other than income taxes increased $1 million in 2021 compared with 2020 primarily due to higher property taxes.

CON EDISON ANNUAL REPORT 2022	77

Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $4 million in 2021 compared with 2020. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2021		2020		Variation
Property taxes	$71		$69		$2
State and local taxes related to revenue receipts	11		10		1
Payroll taxes	7		6		1
Total	$89	(a)	$85	(a)	$4
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

Clean Energy Businesses
The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8. The Clean Energy Businesses’ results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020 were as follows:

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

78	CON EDISON ANNUAL REPORT 2022

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

Other Income (Deductions)
Other deductions decreased $192 million in 2021 compared with 2020 primarily due to lower losses in 2021 from CET’s pre-tax impairment loss of $212 million on its investment in Stagecoach, pre-tax impairment loss of $231 million on its investment in MVP in 2021, lower investment income in 2021 due to the sale of Stagecoach during 2021 ($19 million) and foregoing AFUDC income from MVP starting January 2021 until significant construction resumes ($60 million), compared to the pre-tax impairment loss of $320 million on its investment in MVP in 2020. See "Critical Accounting Estimates - Investments" in Item 7 and "Investments" in Note A and Note W to the financial statement in Item 8.

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

CON EDISON ANNUAL REPORT 2022	79

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

80	CON EDISON ANNUAL REPORT 2022

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

	CECONY			O&R			Clean Energy Businesses (d)			Con Edison Transmission			Other (a)			Con Edison (b)
(Millions of Dollars)	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Operating activities	$3,263	$2,186	$1,693	$216	$127	$146	$506	$175	$887	$66	$44	$(7)	$(116)	$201	($521)	$3,935	$2,733	$2,198
Investing activities	(3,926)	(3,729)	(3,416)	(235)	(224)	(220)	(339)	(139)	(606)	(65)	608	18	—	—	—	(4,565)	(3,484)	(4,224)
Financing activities	799	1,396	1,857	25	89	79	(97)	(45)	(345)	(1)	(652)	(11)	288	(327)	665	1,014	461	2,245
Net change for the period	136	(147)	134	6	(8)	5	70	(9)	(64)	—	—	—	172	(126)	144	384	(290)	219
Balance at beginning of period	920	1,067	933	29	37	32	178	187	251	—	—	—	19	145	1	1,146	1,436	1,217
Balance at end of period (c)	$1,056	$920	$1,067	$35	$29	$37	$248	$178	$187	$—	$—	$—	$191	$19	$145	$1,530	$1,146	$1,436
Less: Change in cash balances held for sale (d)	—	—	—	—	—	—	248	—	—	—	—	—	—	—	—	248	—	—
Balance at end of period excluding held for sale	$1,056	$920	$1,067	$35	$29	$37	$—	$178	$187	$—	$—	$—	$191	$19	$145	$1,282	$1,146	$1,436
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the financial statements in Item 8.
(d) The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2022	81

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

The Utilities’ NY rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. Increases to the allowance for uncollectible accounts related to the COVID-19 pandemic have been deferred pursuant to the legislative, regulatory and related actions provisions of their rate plans. In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism commencing December 1, 2021 through December 31, 2022 for CECONY to collect late payment charges and fees that were not billed for the year ended December 31, 2020 due to the COVID-19 pandemic. The order also established a surcharge recovery or sur-credit mechanism for any fee deferrals for 2021 and 2022. In April 2022, the NYSPSC approved the October 2021 joint proposal for new electric and gas rates for O&R for the three-year period from January 2022 through December 2024 (the Joint Proposal) that includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years; reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024. In June 2022 and January 2023, the NYSPSC issued orders implementing COVID-19 arrears assistance programs that provides credits towards the arrears balances of electric and gas customers of CECONY and O&R. See “The Companies Face Risks Related To Health Epidemics And Other Outbreaks, Including The COVID-19 Pandemic,” in Item 1A, “Rate Plans,” "COVID-19 Regulatory Matters" and “Other Regulatory Matters” in Note B to the financial statements in Item 8 and "Coronavirus Disease 2019 (COVID-19) Impacts - Liquidity and Financing," above.

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

The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X to the financial statements in Item 8.

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

82	CON EDISON ANNUAL REPORT 2022

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

Net cash flows from operating activities in 2022 for Con Edison and CECONY were $1,202 million and $1,077 million higher, respectively, than in 2021. The changes in net cash flows for Con Edison and CECONY primarily reflect an increase in accounts payable ($514 million and $257 million, respectively), lower pension and retiree benefit contributions ($433 million and $407 million, respectively) and lower prepayments, other receivables and other current assets ($265 million and $410 million, respectively).

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
Cash Flows Used in Investing Activities
Net cash flows used in investing activities for Con Edison and CECONY were $1,081 million and $197 million higher, respectively, in 2022 than in 2021. The change for Con Edison primarily reflects a decrease due to receiving proceeds from the completion of the sale of Stagecoach in 2021 ($629 million), higher utility construction expenditures ($194 million) and a decrease due to receiving proceeds from the divestiture of renewable electric projects at the Clean Energy Businesses in 2021 ($183 million). The change for CECONY primarily reflects an increase in utility construction expenditures ($183 million). Pursuant to their rate plans, the Utilities recover the cost of utility construction expenditures from customers, including an approved rate of return (before and after being placed in service and or AFUDC before being placed in service). Increases in the amount of utility construction expenditures may temporarily increase the amount of short-term debt issued by the Utilities prior to the long-term financing of such amounts.

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
Cash Flows From Financing Activities
Net cash flows from financing activities in 2022 for Con Edison and CECONY were $553 million and $597 million lower, respectively, than in 2021. Net cash flows from financing activities in 2021 for Con Edison and CECONY were $1,784 million higher and $461 million lower, respectively, than in 2020.

Net cash flows from financing activities during the years ended December 31, 2022, 2021 and 2020 reflect the following Con Edison transactions:

CON EDISON ANNUAL REPORT 2022	83

2022
•Entered into and borrowed $400 million under a 364-Day Senior Unsecured Term Loan Credit Agreement, the proceeds from which were used for general corporate purposes. See Note D to the financial statements in Item 8;
•Redeemed at maturity $293 million of 8.71 percent senior unsecured notes.

2021
•Issued 10,100,000 shares of its common stock resulting in net proceeds of approximately $775 million, after issuance expenses. The net proceeds from the sale of the common shares were invested by Con Edison in CECONY, for funding of its construction expenditures and for its other general corporate purposes;
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

Con Edison’s cash flows from financing activities in 2022, 2021 and 2020 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $88 million, $109 million and $106 million, respectively.
Net cash flows from financing activities during the years ended December 31, 2022, 2021 and 2020 reflect the following CECONY transactions:

2022
•Issued $700 million aggregate principal amount of 6.15 percent debentures, due 2052, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.

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

84	CON EDISON ANNUAL REPORT 2022

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

Net cash flows from financing activities during the years ended December 31, 2022, 2021 and 2020 also reflect the following O&R transactions:

2022
•Issued $100 million aggregate principal amount of 5.70 percent debentures, due 2032, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.

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

Net cash flows from financing activities during the years ended December 31, 2022, 2021 and 2020 also reflect the following Clean Energy Businesses transactions:

2022
•Entered into and borrowed $150 million under a 364-Day Senior Unsecured Term Loan Credit Agreement guaranteed by Con Edison, the proceeds from which were used for general corporate purposes;

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

CON EDISON ANNUAL REPORT 2022	85

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2022, 2021 and 2020 and the average daily balances for 2022, 2021 and 2020 for Con Edison and CECONY were as follows:

	2022		2021		2020
(Millions of Dollars, except Weighted Average Yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$2,640	$1,485	$1,488	$1,189	$1,705	$980
CECONY	$2,300	$1,306	$1,361	$1,082	$1,660	$678
Weighted average yield	4.8%	2.3%	0.3%	0.2%	0.3%	1.0%
Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.

Capital Requirements and Resources
For information about capital requirements, contractual obligations and capital resources, see “Capital Requirements and Resources” in Item 1.

Assets, Liabilities and Equity
The Companies’ assets, liabilities and equity at December 31, 2022 and 2021 are summarized as follows:

	CECONY		O&R		Clean Energy Businesses (c)		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
ASSETS
Current assets	$5,247	$4,703	$332	$290	$879	$542	$4	$2	$6,510	$14	$12,972	$5,551
Investments	539	608	20	26	—	—	286	223	(4)	(4)	841	853
Net plant	44,011	41,613	2,738	2,599	4,718	4,367	17	17	(4,718)	—	46,766	48,596
Other noncurrent assets	7,648	5,731	421	377	1,627	1,645	7	7	(1,217)	356	8,486	8,116
Total Assets	$57,445	$52,655	$3,511	$3,292	$7,224	$6,554	$314	$249	$571	$366	$69,065	$63,116

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$6,036	$4,321	$409	$372	$1,596	$1,011	$163	$100	$3,132	$(377)	$11,336	$5,427
Noncurrent liabilities	15,451	13,640	1,103	1,064	338	121	(86)	(90)	(113)	14	16,693	14,749
Long-term debt	19,080	18,382	1,068	968	2,292	2,607	—	—	(2,293)	647	20,147	22,604
Equity	16,878	16,312	931	888	2,998	2,815	237	239	(155)	82	20,889	20,336
Total Liabilities and Equity	$57,445	$52,655	$3,511	$3,292	$7,224	$6,554	$314	$249	$571	$366	$69,065	$63,116
(a) Includes parent company and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) The Clean Energy Businesses were classified as held for sale as of December 31, 2022.

CECONY
Current assets at December 31, 2022 were $544 million higher than at December 31, 2021. The change in current assets primarily reflects increases in accounts receivables, net of allowance for uncollectible accounts ($258 million) (see “COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8 and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above), an increase in cash and temporary cash investments ($136 million), higher fuel oil, gas in storage, materials and supplies, at average cost ($71 million), an increase in other receivables, net of allowance for uncollectible accounts ($26 million) and an increase to accrued unbilled revenue ($24 million).

Investments at December 31, 2022 were $69 million lower than at December 31, 2021. The change in investments primarily reflects decreases in supplemental retirement income plan assets ($60 million) and deferred income plan assets ($9 million). See "Investments" in Note A and Note E to the financial statements in Item 8.

Net plant at December 31, 2022 was $2,398 million higher than at December 31, 2021. The change in net plant primarily reflects an increase in electric ($1,790 million), gas ($1,017 million), steam ($107 million) and general ($25

86	CON EDISON ANNUAL REPORT 2022

million) plant balances and an increase in construction work in progress ($283 million), offset in part by an increase in accumulated depreciation ($824 million).

Other noncurrent assets at December 31, 2022 were $1,917 million higher than at December 31, 2021. The change in other noncurrent assets primarily reflects an increase in pension and retiree benefits ($1,507 million) and an increase in the regulatory asset for system peak reduction and energy efficiency programs ($496 million), partially offset in part by property tax reconciliation ($81 million) and deferred derivative losses ($19 million). The change in the regulatory asset also reflects the period's amortization of accounting costs. See Notes B, E, and F to the financial statements in Item 8.

Current liabilities at December 31, 2022 were $1,715 million higher than at December 31, 2021. The change in current liabilities primarily reflects increases in notes payable ($939 million), accounts payable ($478 million), deferred derivative gains ($155 million) and accrued taxes to affiliated companies ($79 million).

Noncurrent liabilities at December 31, 2022 were $1,811 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflects an increase in regulatory liabilities for unrecognized other postretirement costs ($1,536 million), allowance for cost of removal less salvage ($104 million) and pension and other postretirement benefit deferrals ($43 million), offset in part by a decrease in the liability for pension and retiree benefits ($143 million) as a result of the final actuarial valuation of the pension and other retiree benefit plans, as measured at December 31, 2022, in accordance with the accounting rules for retirement benefits. See Notes E and F to the financial statements in Item 8.

Long-term debt at December 31, 2022 was $698 million higher than at December 31, 2021. The change in long-term debt primarily reflects the November 2022 issuance of $700 million of debentures. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the financial statements in Item 8.

Equity at December 31, 2022 was $566 million higher than at December 31, 2021. The change in equity primarily reflects net income for the year ($1,390 million) and capital contributions from parent ($150 million) in 2022, offset in part by common stock dividends to parent ($978 million) in 2022.

O&R
Current assets at December 31, 2022 were $42 million higher than at December 31, 2021. The change in current assets primarily reflects increases in accrued unbilled revenue ($20 million), gas in storage, at average cost ($12 million) and temporary cash investments ($6 million) and accounts receivables, net of allowance for uncollectible accounts ($2 million) (see “COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8 and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above).

Net plant at December 31, 2022 was $139 million higher than at December 31, 2021. The change in net plant primarily reflects an increase in electric ($91 million), gas ($59 million), and general ($10 million) plant balances and an increase in construction work in progress ($48 million), offset in part by an increase in accumulated depreciation ($69 million).

Other noncurrent assets at December 31, 2022 were $44 million higher than at December 31, 2021. The change in other noncurrent assets primarily reflects an increase in pension and retiree benefits ($56 million) and an increase in other deferred charges and noncurrent assets ($6 million), offset in part by a decrease in regulatory assets ($18 million).
Current liabilities at December 31, 2022 were $37 million higher than at December 31, 2020. The change in current liabilities primarily reflects an increase in accounts payables ($43 million), regulatory liabilities ($15 million) and accounts payables to affiliates ($11 million), offset in part by a decrease in notes payable ($18 million) and system benefit charge ($12 million).

CON EDISON ANNUAL REPORT 2022	87

Noncurrent liabilities at December 31, 2022 were $39 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflects an increase in the regulatory liabilities for unrecognized pension and other postretirement costs ($13 million), allowance for cost of removal less salvage ($12 million) and long-term deferred derivative gains ($9 million).

Long-term debt at December 31, 2022 was $100 million higher than at December 31, 2021. The change in long-term debt reflects the November 2022 issuance of $100 million of debentures. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above.

Equity at December 31, 2022 was $43 million higher than at December 31, 2021. The change in equity primarily reflects net income for the year ($88 million) and an increase in other comprehensive income ($12 million), offset in part by common stock dividends to parent ($57 million) in 2022.

Clean Energy Businesses
Current assets at December 31, 2022 were $337 million higher than at December 31, 2021. The change in current assets primarily reflects increases in other receivables ($125 million), restricted cash ($69 million), accrued unbilled revenue ($48 million), other currents assets ($42 million) and prepayments ($11 million).

Net plant at December 31, 2022 was $351 million higher than at December 31, 2021. The change in net plant primarily reflects the divestiture of renewable electric projects in 2021.

Other noncurrent assets at December 31, 2022 were $18 million lower than at December 31, 2021. The change in other noncurrent assets primarily reflects decreases in intangible assets ($71 million) and other long noncurrent assets ($27 million), offset in part by an increase in the long-term fair value of derivative assets ($78 million).

Current liabilities at December 31, 2022 were $585 million higher than at December 31, 2021. The change in current liabilities primarily reflects increases in accounts payable ($223 million), current long term debt ($206 million) and term loan ($150 million), offset in part by a decrease in the fair value of derivative liabilities ($36 million).

Noncurrent liabilities at December 31, 2022 were $217 million higher than at December 31, 2021. The change in noncurrent liabilities primarily reflects an increase in deferred taxes ($250 million), offset in part by a decrease in the fair value of derivative liabilities ($30 million).

Long-term debt at December 31, 2022 was $315 million lower than at December 31, 2021. The change in long-term debt primarily reflects the timing of principal loan repayments.

Equity at December 31, 2022 was $183 million higher than at December 31, 2021. The change in equity primarily reflects an increase in net income for common stock ($382 million) offset in part by a decrease in noncontrolling tax equity interest ($97 million) and common stock dividends to parent ($98 million) in 2022.

Con Edison Transmission
Investments at December 31, 2022 were $63 million higher than at December 31, 2021. The increase in investments primarily reflects the additional investment in NY Transco ($64 million).

Current liabilities at December 31, 2022 were $63 million higher than at December 31, 2021. The change in current liabilities primarily reflects an increase in short-term borrowings under an intercompany capital funding facility.

Noncurrent liabilities at December 31, 2022 were $4 million higher than at December 31, 2021. The change in noncurrent liabilities reflects primarily the remeasurement of deferred state income taxes related to prior year dispositions ($4 million). See "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A to the financial statements in Item 8.

88	CON EDISON ANNUAL REPORT 2022

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
Accounting for Pensions and Other Postretirement Benefits
The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. The Clean Energy Businesses and Con Edison Transmission also provide such benefits to transferred employees who previously worked for the Utilities. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2022, 2021 and 2020.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of Aa rated (by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.
The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2023 are decreases, compared with 2022, in their pension and other postretirement benefits costs of $543 million and $515 million, respectively, largely driven by increases in the discount rates used to determine plan liabilities. See Notes E and F to the financial statements in Item 8.

The following table illustrates the effect on 2023 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

CON EDISON ANNUAL REPORT 2022	89

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25)%	$36	$2	$38
CECONY	(0.25)%	$34	$1	$35
Expected return on plan assets
Con Edison	(0.25)%	$41	$3	$44
CECONY	(0.25)%	$39	$2	$41
Health care trend rate
Con Edison	1.00%	$—	$20	$20
CECONY	1.00%	$—	$18	$18
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25)%	$375	$25	$400
CECONY	(0.25)%	$356	$21	$377
Health care trend rate
Con Edison	1.00%	$—	$117	$117
CECONY	1.00%	$—	$103	$103
A 5 percentage point variation in the actual annual return in 2023, as compared with the expected annual asset return of 6.75 percent, would change pension and other postretirement benefit costs for Con Edison and CECONY by approximately $26 million and $25 million, respectively, in 2024.
Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R, the Clean Energy Businesses and Con Edison Transmission make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.
The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate plans. The Companies were not required to make cash contributions to the pension plan in 2022 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the pension plan in 2022 of $17 million and $13 million, respectively. In 2023, CECONY and O&R expect to make contributions to the pension plan of $8 million and $2 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.
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

90	CON EDISON ANNUAL REPORT 2022

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

Where the Companies are required to make mark-to-market estimates pursuant to the accounting rules, the estimates of gains and losses at a particular period end do not reflect the end results of particular transactions and will most likely not reflect the actual gain or loss at the conclusion of a transaction. Substantially all of the estimated gains or losses are based on prices supplied by external sources such as the fair value of exchange-traded futures and options and the fair value of positions for which price quotations are available through or derived from brokers or other market sources. See Note Q to the financial statements in Item 8.
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

In May 2021, a subsidiary of Con Edison Gas Pipeline and Storage, LLC (CET) entered into a purchase and sale agreement pursuant to which the subsidiary and its joint venture partner agreed to sell their combined interests in Stagecoach Gas Services LLC (Stagecoach) for a total of $1,225 million, of which $629 million was attributed to CET for its 50 percent interest, subject to closing adjustments. The purchase and sale agreement contemplated a two-stage closing, the first of which was completed in July 2021 and the second of which was completed in November 2021.

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

CON EDISON ANNUAL REPORT 2022	91

and $630 million as of March 31, 2021 and June 30, 2021, respectively, was not impaired. The carrying value of $630 million at June 30, 2021 reflected the final sales price received in July 2021 and the remaining amount received in November 2021, including closing adjustments.

At December 31, 2022 and 2021, Con Edison’s consolidated balance sheet included investments of $841 million and $853 million, respectively. See “Investments” in Note A and Note W to the financial statements in Item 8.

Allowance for Uncollectible Accounts
The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. For the Utilities’ customer accounts receivable allowance for uncollectible accounts, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, bankruptcy rates and aged customer accounts receivable balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. From January 1, 2020 to December 31, 2022, the historical write-off rate was determined based on an historical weather event with a significant impact to the Companies’ service territory. During that period, Con Edison's and CECONY's allowances for uncollectible accounts increased from $70 million and $65 million, respectively to $322 million and $314 million, respectively. See "COVID-19 Regulatory Matters" in Note B and “Allowance for Uncollectible Accounts" in Note N to the financial statements in Item 8.

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

A 1% increase in the assumed inflation rate used to value the ARO liability as of December 31, 2022 would increase the liability by $29 million for Con Edison and CECONY.

Hypothetical Liquidation at Book Value (HLBV)
For certain investments of the Clean Energy Businesses, Con Edison has determined that the use of HLBV accounting is reasonable and appropriate to attribute income and loss to the tax equity investors. Using the HLBV method, the company's earnings from the projects are adjusted to reflect the income or loss allocable to the tax equity investors calculated based on how the project would allocate and distribute its cash if it were to sell all of its assets for their carrying amounts and liquidate at a particular point in time. Under the HLBV method, the company calculates the liquidation value allocable to the tax equity investors at the beginning and end of each period based on contractual liquidation waterfall calculations and adjusts its income for the period to reflect the change in the liquidation value allocable to the tax equity investors based on the terms of the partnerships' operating agreements. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A, Notes S and X to the financial statements in Item 8.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

92	CON EDISON ANNUAL REPORT 2022

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. The Clean Energy Businesses use interest rate swaps to exchange variable-rate project financed debt for a fixed interest rate. See Note Q to the financial statements in Item 8. Con Edison and CECONY estimate that at December 31, 2022, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $17 million and $13 million, respectively. The increase in annual interest expense pertaining to Con Edison includes $1 million attributable to the Clean Energy Businesses. Debt of the Clean Energy Businesses was classified as held for sale on Con Edison's Consolidated Balance Sheet as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X to the financial statements in Item 8. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.
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
Con Edison estimates that, as of December 31, 2022, a 10 percent decline in market prices would result in a decline in fair value of $214 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $199 million is for CECONY and $15 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

The Clean Energy Businesses use a value-at-risk (VaR) model to assess the market price risk of their portfolio of electricity and gas commodity fixed-price purchase and sales commitments, physical forward contracts, generating assets and commodity derivative instruments. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X to the financial statements in Item 8. VaR represents the potential change in fair value of the portfolio due to changes in market prices for a

CON EDISON ANNUAL REPORT 2022	93

specified time period and confidence level. These businesses estimate VaR across their portfolio using a delta-normal variance/covariance model with a 95 percent confidence level, compare the measured VaR results against performance due to actual prices and stress test the portfolio each quarter using an assumed 30 percent price change from forecast. Since the VaR calculation involves complex methodologies and estimates and assumptions that are based on past experience, it is not necessarily indicative of future results. VaR for the portfolio, assuming a one-day holding period, for the years ended December 31, 2022 and 2021, respectively, was as follows:

95% Confidence Level, One-Day Holding Period	2022	2021
	(Millions of Dollars)
Average for the period	$1	$1
High	2	3
Low	—	—
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

The Companies’ current investment policy for pension plan assets includes investment targets of 28 to 38 percent equity securities, 42 to 60 percent debt securities, 12 to 22 percent alternatives. At December 31, 2022, the pension plan investments consisted of 32 percent equity securities, 48 percent debt securities and 20 percent alternatives.
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

94	CON EDISON ANNUAL REPORT 2022

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

CON EDISON ANNUAL REPORT 2022	95

Item 8:    Financial Statements and Supplementary Data

Financial Statements	Page
Supplementary Financial Information

Con Edison
Report of Management on Internal Control Over Financial Reporting	98
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	99
Consolidated Income Statement for the years ended December 31, 2022, 2021, and 2020	101
Consolidated Statement of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	102
Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020	103
Consolidated Balance Sheet at December 31, 2022 and 2021	104
Consolidated Statement of Equity for the years ended December 31, 2022, 2021 and 2020	106
Consolidated Statement of Capitalization at December 31, 2022 and 2021	107

CECONY
Report of Management on Internal Control Over Financial Reporting	110
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	111
Consolidated Income Statement for the years ended December 31, 2022, 2021 and 2020	113
Consolidated Statement of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	114
Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020	115
Consolidated Balance Sheet at December 31, 2022 and 2021	116
Consolidated Statement of Shareholder’s Equity for the years ended December 31, 2022, 2021 and 2020	118
Consolidated Statement of Capitalization at December 31, 2022 and 2021	119

Notes to the Financial Statements	121

Financial Statement Schedules
Con Edison
Schedule I - Condensed Financial Information of Consolidated Edison, Inc. at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020	196
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020	199
CECONY
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020	199
All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

96	CON EDISON ANNUAL REPORT 2022

Supplementary Financial Information
Selected Quarterly Financial Data for the years ended December 31, 2022 and 2021 (Unaudited)

	2022
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$4,060	$3,415	$4,165	$4,031
Operating income	799	387	889	550
Net income for common stock	554	254	619	190
Basic earnings per share	$1.70	$0.72	$1.73	$0.53
Diluted earnings per share	$1.70	$0.72	$1.72	$0.52
.

	2021
Con Edison	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars, except per share amounts)
Operating revenues	$3,677	$2,971	$3,613	$3,415
Operating income	860	418	850	697
Net income for common stock	419	165	538	224
Basic earnings per share	$1.23	$0.48	$1.52	$0.63
Diluted earnings per share	$1.22	$0.48	$1.52	$0.63

In the opinion of Con Edison, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

	2022
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$3,517	$2,906	$3,549	$3,296
Operating income	711	280	738	406
Net income	475	170	493	252

	2021
CECONY	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions of Dollars)
Operating revenues	$3,205	$2,486	$3,092	$2,932
Operating income	786	321	728	624
Net income	465	128	418	333
In the opinion of CECONY, these quarterly amounts include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The sum of the quarterly financial information may vary from the annual data due to rounding.

CON EDISON ANNUAL REPORT 2022	97

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2022, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Timothy P. Cawley
Timothy P. Cawley
Chairman, President and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 16, 2023

98	CON EDISON ANNUAL REPORT 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Consolidated Edison, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Consolidated Edison, Inc. and its subsidiaries (the “Company”), as listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

CON EDISON ANNUAL REPORT 2022	99

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

Accounting for the Effects of Regulatory Matters

As described in Notes A and B to the consolidated financial statements, the Company applies the accounting rules for regulated operations, which specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. As of December 31, 2022, there were $4,279 million of deferred costs included in regulatory assets and $6,401 million of regulatory liabilities awaiting potential refund or future rate reductions. Under regulatory accounting rules, if it is probable that incurred costs will be recovered in the future, those costs would be recorded as deferred charges or “regulatory assets.” Similarly, if revenues are recorded for costs expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.” The Company’s regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable state regulators.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 16, 2023

We have served as the Company’s or its predecessors' auditor since 1938.

100	CON EDISON ANNUAL REPORT 2022

Consolidated Edison, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2022	2021	2020
OPERATING REVENUES
Electric	$10,522	$9,485	$8,730
Gas	3,237	2,638	2,269
Steam	593	532	508
Non-utility	1,318	1,021	739
TOTAL OPERATING REVENUES	15,670	13,676	12,246
OPERATING EXPENSES
Purchased power	2,479	1,835	1,600
Fuel	356	229	156
Gas purchased for resale	1,245	690	527
Other operations and maintenance	3,905	3,254	2,814
Depreciation and amortization	2,056	2,032	1,920
Taxes, other than income taxes	3,005	2,810	2,575
TOTAL OPERATING EXPENSES	13,046	10,850	9,592
OPERATING INCOME	2,624	2,826	2,654
OTHER INCOME (DEDUCTIONS)
Investment income (loss)	20	(420)	(214)
Other income	402	22	23
Allowance for equity funds used during construction	19	21	17
Other deductions	(115)	(161)	(227)
TOTAL OTHER INCOME (DEDUCTIONS)	326	(538)	(401)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,950	2,288	2,253
INTEREST EXPENSE
Interest on long-term debt	987	930	915
Other interest	(99)	(14)	118
Allowance for borrowed funds used during construction	(36)	(11)	(14)
NET INTEREST EXPENSE	852	905	1,019
INCOME BEFORE INCOME TAX EXPENSE	2,098	1,383	1,234
INCOME TAX EXPENSE	498	190	90
NET INCOME	$1,600	$1,193	$1,144
(Loss) Income attributable to non-controlling interest	$(60)	$(153)	$43
NET INCOME FOR COMMON STOCK	$1,660	$1,346	$1,101
Net income per common share — basic	$4.68	$3.86	$3.29
Net income per common share — diluted	$4.66	$3.85	$3.28
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC (IN MILLIONS)	354.5	348.4	334.8
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED (IN MILLIONS)	355.8	349.4	335.7
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2022	101

Consolidated Edison, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
NET INCOME	$1,600	$1,193	$1,144
LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	60	153	(43)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	16	30	(6)
Other income, net of taxes	1	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	17	30	(6)
COMPREHENSIVE INCOME	$1,677	$1,376	$1,095
The accompanying notes are an integral part of these financial statements.

102	CON EDISON ANNUAL REPORT 2022

Consolidated Edison, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
OPERATING ACTIVITIES
Net Income	$1,600	$1,193	$1,144
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	2,056	2,032	1,920
Impairment of assets	—	443	320
Deferred income taxes	435	133	85
Net derivative (gains)/losses	(181)	(53)	57
Other non-cash items, net	163	111	(8)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	(285)	(411)	(543)
Unbilled revenue and net unbilled revenue deferrals	(96)	(53)	(1)
Allowance for uncollectible accounts – customers	5	169	78
Materials and supplies, including fuel oil and gas in storage	(111)	(82)	(4)
Prepayments, other receivables and other current assets	31	(234)	(179)
Accounts payable	558	44	170
Pensions and retiree benefits obligations, net	176	266	285
Pensions and retiree benefits contributions	(39)	(472)	(478)
Accrued taxes	7	(46)	74
Distributions from equity investments	20	18	39
System benefit charge	(41)	(34)	(119)
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(870)	(496)	(686)
Deferred credits, noncurrent liabilities and other regulatory liabilities	423	248	(58)
Other current liabilities	84	(43)	102
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,935	2,733	2,198
INVESTING ACTIVITIES
Utility construction expenditures	(3,824)	(3,630)	(3,326)
Cost of removal less salvage	(337)	(323)	(310)
Non-utility construction expenditures	(344)	(323)	(583)
Investments in electric and gas transmission projects	(64)	(30)	(3)
Investments in/acquisitions of renewable electric projects	—	—	(24)
Proceeds from sale of assets	—	629	—
Divestiture of renewable electric projects	—	183	—
Other investing activities	4	10	22
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(4,565)	(3,484)	(4,224)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	1,702	(382)	178
Issuance of long-term debt	800	2,804	2,925
Retirement of long-term debt	(406)	(1,960)	(518)
Debt issuance costs	(13)	(40)	(47)
Common stock dividends	(1,089)	(1,030)	(975)
Issuance of common shares - public offering	—	775	640
Issuance of common shares for stock plans	57	60	58
Distribution to noncontrolling interest	(37)	(23)	(16)
Sale of equity interest	—	257	—
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,014	461	2,245
CASH, TEMPORARY CASH INVESTMENTS AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	384	(290)	219
BALANCE AT BEGINNING OF PERIOD	1,146	1,436	1,217
BALANCE AT END OF PERIOD	$1,530	$1,146	$1,436
LESS: CHANGE IN CASH BALANCES HELD FOR SALE	248	—	—
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$1,282	$1,146	$1,436

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$900	$924	$920
Income taxes	$47	$9	$38
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$681	$457	$478
Issuance of common shares for dividend reinvestment	$31	$49	$48
Software licenses acquired but unpaid as of end of period	$2	$23	$51
Equipment acquired but unpaid as of end of period	$17	$22	$28

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2022	103

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,282	$992
Accounts receivable — customers, net allowance for uncollectible accounts of $322 and $317 in 2022 and 2021, respectively	2,192	1,943
Other receivables, net allowance for uncollectible accounts of $10 and $22 in 2022 and 2021, respectively	164	298
Taxes receivable	10	13
Accrued unbilled revenue	702	662
Fuel oil, gas in storage, materials and supplies, at average cost	492	437
Prepayments	264	295
Regulatory assets	305	206
Restricted cash	—	154
Revenue decoupling mechanism receivable	164	190
Fair value of derivative assets	59	128
Assets held for sale	7,162	—
Other current assets	176	233
TOTAL CURRENT ASSETS	12,972	5,551
INVESTMENTS	841	853
UTILITY PLANT, AT ORIGINAL COST
Electric	36,819	34,938
Gas	13,378	12,303
Steam	2,935	2,828
General	4,205	4,170
TOTAL	57,337	54,239
Less: Accumulated depreciation	13,069	12,177
Net	44,268	42,062
Construction work in progress	2,484	2,152
NET UTILITY PLANT	46,752	44,214
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $23 and $626 in 2022 and 2021, respectively	13	4,194
Construction work in progress	1	188
NET PLANT	46,766	48,596
OTHER NONCURRENT ASSETS
Goodwill	408	439
Intangible assets, net accumulated amortization of $297 in 2021	—	1,293
Operating lease right-of-use-asset	568	809
Regulatory assets	3,974	3,639
Pension and Retiree Benefits	3,269	1,654
Fair value of derivative assets	85	77
Other deferred charges and noncurrent assets	182	205
TOTAL OTHER NONCURRENT ASSETS	8,486	8,116
TOTAL ASSETS	$69,065	$63,116
The accompanying notes are an integral part of these financial statements.

104	CON EDISON ANNUAL REPORT 2022

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$649	$440
Term Loan	400	—
Notes payable	2,640	1,488
Accounts payable	1,955	1,497
Customer deposits	358	300
Accrued taxes	102	104
Accrued interest	153	151
Accrued wages	116	113
Fair value of derivative liabilities	42	152
Regulatory liabilities	374	185
System benefit charge	390	423
Operating lease liabilities	103	113
Liabilities held for sale	3,610	—
Other current liabilities	444	461
TOTAL CURRENT LIABILITIES	11,336	5,427
NONCURRENT LIABILITIES
Provision for injuries and damages	181	183
Pensions and retiree benefits	577	737
Superfund and other environmental costs	997	940
Asset retirement obligations	500	577
Fair value of derivative liabilities	13	84
Deferred income taxes and unamortized investment tax credits	7,641	6,873
Operating lease liabilities	476	717
Regulatory liabilities	6,027	4,381
Other deferred credits and noncurrent liabilities	281	257
TOTAL NONCURRENT LIABILITIES	16,693	14,749
LONG-TERM DEBT	20,147	22,604
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
EQUITY
Common shareholders’ equity	20,687	20,037
Noncontrolling interest	202	299
TOTAL EQUITY (See Statement of Equity)	20,889	20,336
TOTAL LIABILITIES AND EQUITY	$69,065	$63,116
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2022	105

Consolidated Edison, Inc.
Consolidated Statement of Equity

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
	Shares	Amount			Shares	Amount				Total
BALANCE AS OF DECEMBER 31, 2019	333	$35	$8,054	$11,100	23	$(1,038)	$(110)	$(19)	$191	$18,213
Net income				1,101					43	1,144
Common stock dividends ($3.06 per share)				(1,023)						(1,023)
Issuance of common shares - public offering	9	1	641				(2)			640
Issuance of common shares for stock plans			113							113
Other comprehensive income								(6)		(6)
Distributions to noncontrolling interests									(16)	(16)
BALANCE AS OF DECEMBER 31, 2020	342	$36	$8,808	$11,178	23	$(1,038)	$(112)	$(25)	$218	$19,065
Net income (loss)				1,346					(153)	1,193
Common stock dividends ($3.10 per share)				(1,079)						(1,079)
Issuance of common shares - public offering	10	1	775				(10)			766
Issuance of common shares for stock plans	2		127							127
Other comprehensive income								30		30
Distributions to noncontrolling interests									(23)	(23)
Net proceeds from sale of equity interest									257	257
BALANCE AS OF DECEMBER 31, 2021	354	$37	$9,710	$11,445	23	$(1,038)	$(122)	$5	$299	$20,336
Net income (loss)				1,660					(60)	1,600
Common stock dividends ($3.16 per share)				(1,120)						(1,120)
Issuance of common shares - public offering										—
Issuance of common shares for stock plans	1		93							93
Other comprehensive income								17		17
Distributions to noncontrolling interests									(37)	(37)
BALANCE AS OF DECEMBER 31, 2022	355	$37	$9,803	$11,985	23	$(1,038)	$(122)	$22	$202	$20,889

The accompanying notes are an integral part of these financial statements.

106	CON EDISON ANNUAL REPORT 2022

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(In Millions)	2022	2021	2022	2021
TOTAL EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	355	354	$20,665	$20,032
Pension plan liability adjustments, net of taxes			23	7
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(1)	(2)
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES			22	5
Equity			20,687	20,037
Noncontrolling interest			202	299
TOTAL EQUITY (See Statement of Equity)			$20,889	$20,336
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2022	107

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2022	2021
DEBENTURES:
2023	0.65	2020A	$650	$650
2024	3.30	2014B	250	250
2026	2.90	2016B	250	250
2027	6.50	1997F	80	80
2027	3.125	2017B	350	350
2028	3.80	2018A	300	300
2028	4.00	2018D	500	500
2029	2.94	2019B	44	44
2030	3.35	2020A	600	600
2030	2.02	2020A	35	35
2031	2.40	2021A	900	900
2031	2.31	2021A	45	45
2032	5.70	2022A	100	—
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2034	5.70	2004B	200	200
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	6.00	2009B	60	60
2039	5.50	2009C	600	600
2039	3.46	2019C	38	38
2040	5.70	2010B	350	350
2040	5.50	2010B	115	115
2042	4.20	2012A	400	400
2043	3.95	2013A	700	700
2044	4.45	2014A	850	850
2045	4.50	2015A	650	650
2045	4.95	2015A	120	120
2045	4.69	2015B	100	100
2046	3.85	2016A	550	550
2046	3.88	2016A	75	75
2047	3.875	2017A	500	500
2048	4.65	2018E	600	600
2048	4.35	2018A	125	125
2048	4.35	2018B	25	25
2049	4.125	2019A	700	700
2049	3.73	2019A	43	43
2050	3.95	2020B	1,000	1,000
2050	3.24	2020B	40	40
2051	3.17	2021B	30	30
2051	3.20	2021C	600	600
2052	6.15	2022A	700	—
2054	4.63	2014C	750	750
2056	4.30	2016C	500	500
2057	4.00	2017C	350	350
2058	4.50	2018B	700	700

108	CON EDISON ANNUAL REPORT 2022

2059	3.70	2019B	600	600
2060	3.00	2020C	600	600
2061	3.60	2021B	750	750
TOTAL DEBENTURES			20,550	19,750

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2022	2021
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2036	3.61	(a)	2010A	225	225
2039	3.68	(a)	2004C	99	99
2039	3.63	(a)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				450	450
PROJECT DEBT:
2023	6.91	(b)	Copper Mountain Solar 2	179	192
2025	6.91	(b)	Copper Mountain Solar 3	229	247
2026	5.92	(b)	CED Southwest	408	418
2028	4.41		Wind Holdings	87	95
2028	6.48	(b)	Copper Mountain Solar 1	41	49
2028	6.42	(b)	CED California Texas	236	248
2031	2.24 - 3.03	(c)	Mesquite Solar 1	149	165
2031-2038	5.25 - 4.95	(c)	Texas Solar 4	49	52
2036	3.94		California Solar 2	86	88
2036	4.07		California Solar 3	77	79
2037	4.78		California Solar	168	171
2038	3.82		California Solar 4	265	271
2039	4.82		Broken Bow II	64	65
2040	4.53		Texas Solar 5	132	135
2041	4.21		Texas Solar 7	180	184
2042	4.45		Upton County Solar	81	83
2046	3.77		CED Nevada Virginia	228	228
Other project debt				6	7
TOTAL PROJECT DEBT				2,665	2,777
Other long-term debt				(1)	293
Unamortized debt expense				(172)	(177)
Unamortized debt discount				(51)	(49)
TOTAL				23,441	23,044
Less: Long-term debt due within one year				1,002	440
TOTAL LONG-TERM DEBT				22,439	22,604
Less: Held for sale project debt, net				2,292	—
TOTAL LONG-TERM DEBT EXCLUDING HELD FOR SALE				20,147	22,604
TOTAL CAPITALIZATION				$40,834	$42,641
(a) Rates reset weekly; December 31, 2022 rates shown.
(b) December 31, 2022 effective rates shown, reflecting variable interest rates on the debt that are reset quarterly or semi-annually. Refer to Note Q for the effect of applicable interest rate swaps.
(c) Range of rates shown reflect multiple tranches associated with the debt.
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2022	109

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2022, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Timothy P. Cawley
Timothy P. Cawley
Chairman and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 16, 2023

110	CON EDISON ANNUAL REPORT 2022

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholder of Consolidated Edison Company of New York, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Consolidated Edison Company of New York, Inc. and its subsidiaries (the “Company”) as listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

CON EDISON ANNUAL REPORT 2022	111

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

Accounting for the Effects of Regulatory Matters

As described in Notes A and B to the consolidated financial statements, the Company applies the accounting rules for regulated operations, which specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. As of December 31, 2022, there were $3,955 million of deferred costs included in regulatory assets and $5,789 million of regulatory liabilities awaiting potential refund or future rate reductions. Under regulatory accounting rules, if it is probable that incurred costs will be recovered in the future, those costs would be recorded as deferred charges or “regulatory assets.” Similarly, if revenues are recorded for costs expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.” The Company’s regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable state regulators

The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are the significant judgment by management in determining the recoverability of certain regulatory assets and the significant auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the recognition of regulatory assets and regulatory liabilities, including evaluating management’s judgments relating to the recoverability of certain regulatory assets.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 16, 2023

We have served as the Company’s auditor since 1938.

112	CON EDISON ANNUAL REPORT 2022

Consolidated Edison Company of New York, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
OPERATING REVENUES
Electric	$9,751	$8,806	$8,103
Gas	2,924	2,378	2,036
Steam	593	532	508
TOTAL OPERATING REVENUES	13,268	11,716	10,647
OPERATING EXPENSES
Purchased power	2,201	1,633	1,432
Fuel	356	229	156
Gas purchased for resale	869	541	426
Other operations and maintenance	3,042	2,452	2,269
Depreciation and amortization	1,778	1,705	1,598
Taxes, other than income taxes	2,887	2,696	2,456
TOTAL OPERATING EXPENSES	11,133	9,256	8,337
OPERATING INCOME	2,135	2,460	2,310
OTHER INCOME (DEDUCTIONS)
Investment and other income	376	16	19
Allowance for equity funds used during construction	18	19	14
Other deductions	(62)	(143)	(204)
TOTAL OTHER INCOME (DEDUCTIONS)	332	(108)	(171)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,467	2,352	2,139
INTEREST EXPENSE
Interest on long-term debt	808	759	718
Other interest	47	13	33
Allowance for borrowed funds used during construction	(33)	(10)	(12)
NET INTEREST EXPENSE	822	762	739
INCOME BEFORE INCOME TAX EXPENSE	1,645	1,590	1,400
INCOME TAX EXPENSE	255	246	215
NET INCOME	$1,390	$1,344	$1,185
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2022	113

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
NET INCOME	$1,390	$1,344	$1,185
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	3	7	(1)
Other income, net of taxes	1	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	4	7	(1)
COMPREHENSIVE INCOME	$1,394	$1,351	$1,184
The accompanying notes are an integral part of these financial statements.

114	CON EDISON ANNUAL REPORT 2022

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$1,390	$1,344	$1,185
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,778	1,705	1,598
Deferred income taxes	85	124	168
Other non-cash items, net	175	(2)	(62)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	(268)	(412)	(516)
Allowance for uncollectible accounts - customers	10	166	74
Prepayments, other receivables and other current assets	56	(354)	(98)
Accounts receivables from affiliated companies	(8)	96	(61)
Accounts payable	322	65	145
Accounts payable to affiliated companies	(1)	(4)	9
Pensions and retiree benefits obligations, net	182	283	253
Pensions and retiree benefits contributions	(26)	(433)	(438)
Accrued taxes	15	(54)	61
Accrued taxes to affiliated companies	79	9	1
System benefit charge	(33)	(32)	(112)
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(852)	(484)	(633)
Deferred credits, noncurrent liabilities and other regulatory liabilities	312	192	15
Other current liabilities	47	(23)	104
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,263	2,186	1,693
INVESTING ACTIVITIES
Utility construction expenditures	(3,596)	(3,413)	(3,112)
Cost of removal less salvage	(330)	(316)	(304)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,926)	(3,729)	(3,416)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	939	(299)	523
Issuance of long-term debt	700	2,250	2,200
Retirement of long-term debt	—	(640)	(350)
Debt issuance costs	(12)	(27)	(34)
Capital contribution by parent	150	1,100	500
Dividend to parent	(978)	(988)	(982)
NET CASH FLOWS FROM FINANCING ACTIVITIES	799	1,396	1,857
CASH, TEMPORARY CASH INVESTMENTS AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	136	(147)	134
BALANCE AT BEGINNING OF PERIOD	920	1,067	933
BALANCE AT END OF PERIOD	$1,056	$920	$1,067

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest	$755	$739	$693
Income taxes	$87	$5	$102
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$561	$406	$417
Software licenses acquired but unpaid as of end of period	$2	$22	$48
Equipment acquired but unpaid as of end of period	$17	$22	$28
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2022	115

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,056	$920
Accounts receivable – customers, net allowance for uncollectible accounts of $314 and $304 in 2022 and 2021, respectively	2,099	1,841
Other receivables, net allowance for uncollectible accounts of $7 and $19 in 2022 and 2021, respectively	147	121
Taxes receivable	5	5
Accrued unbilled revenue	573	549
Accounts receivable from affiliated companies	46	38
Fuel oil, gas in storage, materials and supplies, at average cost	440	369
Prepayments	223	212
Regulatory assets	286	188
Revenue decoupling mechanism receivable	164	191
Fair value of derivative assets	51	71
Other current assets	157	198
TOTAL CURRENT ASSETS	5,247	4,703
INVESTMENTS	539	608
UTILITY PLANT AT ORIGINAL COST
Electric	34,636	32,846
Gas	12,338	11,321
Steam	2,935	2,828
General	3,879	3,854
TOTAL	53,788	50,849
Less: Accumulated depreciation	12,047	11,223
Net	41,741	39,626
Construction work in progress	2,268	1,985
NET UTILITY PLANT	44,009	41,611
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2022 and 2021	2	2
NET PLANT	44,011	41,613
OTHER NONCURRENT ASSETS
Regulatory assets	3,669	3,316
Operating lease right-of-use asset	567	545
Pension and Retiree Benefits	3,184	1,677
Fair value of derivative assets	80	56
Other deferred charges and noncurrent assets	148	137
TOTAL OTHER NONCURRENT ASSETS	7,648	5,731
TOTAL ASSETS	$57,445	$52,655
The accompanying notes are an integral part of these financial statements.

116	CON EDISON ANNUAL REPORT 2022

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Notes payable	$2,300	$1,361
Accounts payable	1,763	1,285
Accounts payable to affiliated companies	17	18
Customer deposits	341	285
Accrued taxes	93	78
Accrued taxes to affiliated companies	89	10
Accrued interest	134	127
Accrued wages	105	103
Fair value of derivative liabilities	35	88
Regulatory liabilities	308	134
System benefit charge	351	372
Operating lease liabilities	103	90
Other current liabilities	397	370
TOTAL CURRENT LIABILITIES	6,036	4,321
NONCURRENT LIABILITIES
Provision for injuries and damages	177	178
Pensions and retiree benefits	526	669
Superfund and other environmental costs	903	850
Asset retirement obligations	499	504
Fair value of derivative liabilities	9	40
Deferred income taxes and unamortized investment tax credits	7,144	6,796
Operating lease liabilities	475	462
Regulatory liabilities	5,481	3,921
Other deferred credits and noncurrent liabilities	237	220
TOTAL NONCURRENT LIABILITIES	15,451	13,640
LONG-TERM DEBT	19,080	18,382
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
COMMON SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	16,878	16,312
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$57,445	$52,655
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2022	117

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Shareholder’s Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2019	235	$589	$5,669	$8,919	$(962)	$(62)	$(6)	$14,147
Net income				1,185				1,185
Common stock dividend to parent				(982)				(982)
Capital contribution by parent			500					500
Other comprehensive income							(1)	(1)
BALANCE AS OF DECEMBER 31, 2020	235	$589	$6,169	$9,122	$(962)	$(62)	$(7)	$14,849
Net income				1,344				1,344
Common stock dividend to parent				(988)				(988)
Capital contribution by parent			1,100					1,100
Other comprehensive income							7	7
BALANCE AS OF DECEMBER 31, 2021	235	$589	$7,269	$9,478	$(962)	$(62)	$—	$16,312
Net income				1,390				1,390
Common stock dividend to parent				(978)				(978)
Capital contribution by parent			150					150
Other comprehensive income							4	4
BALANCE AS OF DECEMBER 31, 2022	235	$589	$7,419	$9,890	$(962)	$(62)	$4	$16,878
The accompanying notes are an integral part of these financial statements.

118	CON EDISON ANNUAL REPORT 2022

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

	Shares outstanding
	December 31,		At December 31,
(In Millions)	2022	2021	2022	2021
TOTAL SHAREHOLDER’S EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	235	235	$16,874	$16,312
Pension plan liability adjustments, net of taxes			5	1
Unrealized gains/(losses) on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(1)	(1)
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES			4	—
TOTAL SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)			$16,878	$16,312
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2022	119

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2022	2021
DEBENTURES:
2024	3.30		2014B	$250	$250
2026	2.90		2016B	250	250
2027	3.125		2017B	350	350
2028	3.80		2018A	300	300
2028	4.00		2018D	500	500
2030	3.35		2020A	600	600
2031	2.40		2021A	900	900
2033	5.875		2003A	175	175
2033	5.10		2003C	200	200
2034	5.70		2004B	200	200
2035	5.30		2005A	350	350
2035	5.25		2005B	125	125
2036	5.85		2006A	400	400
2036	6.20		2006B	400	400
2036	5.70		2006E	250	250
2037	6.30		2007A	525	525
2038	6.75		2008B	600	600
2039	5.50		2009C	600	600
2040	5.70		2010B	350	350
2042	4.20		2012A	400	400
2043	3.95		2013A	700	700
2044	4.45		2014A	850	850
2045	4.50		2015A	650	650
2046	3.85		2016A	550	550
2047	3.875		2017A	500	500
2048	4.65		2018E	600	600
2049	4.125		2019A	700	700
2050	3.95		2020B	1,000	1,000
2051	3.20		2021C	600	600
2052	6.15		2022A	700	—
2054	4.625		2014C	750	750
2056	4.30		2016C	500	500
2057	4.00		2017C	350	350
2058	4.50		2018B	700	700
2059	3.70		2019B	600	600
2060	3.00		2020C	600	600
2061	3.60		2021B	750	750
TOTAL DEBENTURES				18,825	18,125
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2036	3.61	(a)	2010A	225	225
2039	3.68	(a)	2004C	99	99
2039	3.63	(a)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				450	450
Unamortized debt expense				(145)	(145)
Unamortized debt discount				(50)	(48)
TOTAL LONG-TERM DEBT				19,080	18,382
TOTAL CAPITALIZATION				$35,958	$34,694
(a) Rates reset weekly; December 31, 2022 rates shown.

The accompanying notes are an integral part of these financial statements.

120	CON EDISON ANNUAL REPORT 2022

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
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York, "NY" and northern New Jersey, "NJ" and gas service in southeastern NY. The Clean Energy Businesses, through its subsidiaries, develops, owns and operates renewable and sustainable energy infrastructure projects and provides energy-related products and services to wholesale and retail customers. In October 2022, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables America, LLC, a subsidiary of RWE Aktiengesellschaft. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See “Assets and Liabilities Held for Sale” in Note A and Note X. Con Edison Transmission invests in and seeks to develop electric transmission projects through its subsidiary, Consolidated Edison Transmission, LLC (CET), and manages, through joint ventures, investments in gas pipeline and storage facilities through its subsidiary Con Edison Gas Pipeline and Storage, LLC (CET). See "Investments" in Note A and Note W.

CON EDISON ANNUAL REPORT 2022	121

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

The Utilities’ principal regulatory assets and liabilities are detailed in Note B. In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made, and are paying or being charged with a return on their regulatory liabilities for which a cash inflow has been received. The Utilities’ regulatory assets and liabilities at December 31, 2022 are recoverable from customers, or to be applied for customer benefit, in accordance with rate provisions that have been approved by state regulators.

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

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
Con Edison	$400	$358	$323
CECONY	387	346	312

For information about the Companies' revenue recognition policies, see Note M.

Plant and Depreciation
Utility Plant
Utility plant is stated at original cost. The cost of repairs and maintenance is charged to expense and the cost of betterments is capitalized. The capitalized cost of additions to utility plant includes indirect costs such as engineering, supervision, payroll taxes, pensions, other benefits and an allowance for funds used during construction (AFUDC). The original cost of property is charged to expense over the estimated useful lives of the assets. Upon retirement, the original cost of property is charged to accumulated depreciation. See- Note T.

Rates used for AFUDC include the cost of borrowed funds and a reasonable rate of return on the Utilities’ own funds when so used, determined in accordance with regulations of the FERC or the state public utility regulatory authority

122	CON EDISON ANNUAL REPORT 2022

having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFUDC rates for CECONY were 5.2 percent, 4.5 percent and 5.2 percent for 2022, 2021 and 2020, respectively. The AFUDC rates for O&R were 5.0 percent, 4.8 percent and 5.3 percent for 2022, 2021 and 2020, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rates for CECONY were 3.5 percent for 2022 and 3.5 percent for 2021 and 3.5 percent for 2020. The average depreciation rates for O&R were 3.0 percent for 2022, 3.1 percent for 2021 and 3.2 percent for 2020.

The estimated lives for utility plant for CECONY range from 5 to 80 years for electric, 5 to 90 years for gas, 5 to 80 years for steam and 5 to 55 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric and gas and 5 to 50 years for general plant.

At December 31, 2022 and 2021, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Electric
Generation	$534	$559	$534	$559
Transmission	4,223	3,955	3,916	3,658
Distribution	23,345	22,418	22,130	21,240
General	113	87	113	87
Gas (a)	11,326	10,473	10,567	9,748
Steam	1,962	1,924	1,962	1,924
General	2,648	2,566	2,410	2,338
Held for future use	117	80	109	72
Construction work in progress	2,484	2,152	2,268	1,985
Net Utility Plant	$46,752	$44,214	$44,009	$41,611
(a) Primarily distribution.
General utility plant of Con Edison and CECONY included $72 million and $69 million, respectively, at December 31, 2022, and $79 million and $74 million, respectively, at December 31, 2021, related to a May 2018 acquisition of software licenses. The estimated aggregate annual amortization expense related to the software licenses for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $31 million and $29 million, respectively, at December 31, 2022 and $24 million at December 31, 2021.

Under the Utilities’ rate plans, the aggregate annual depreciation allowance for the period ended December 31, 2022 was $1,907 million, including $1,808 million under CECONY’s electric, gas and steam rate plans that have been approved by the NYSPSC.
Non–Utility Plant
Non-utility plant is stated at original cost. For Con Edison, non-utility plant consists primarily of the Clean Energy Businesses’ renewable electric projects. Property, plant and equipment are stated at cost, less accumulated depreciation and include capitalized interest during construction. Depreciation is computed under the straight-line method over the useful lives of the assets. Solar power generating assets and wind power generating assets have useful lives of 35 years and 30, respectively. The Clean Energy Businesses were classified as held for sale as of December 31, 2022, and depreciation on their assets was not recorded for the three months ended December 31, 2022. See "Assets and Liabilities Held for Sale" below, and Note X.

For the Utilities, non-utility plant consists of land and conduit for telecommunication use. Depreciation on non-utility plant, other than land, is computed using the straight-line method for financial statement purposes over their estimated useful lives, which is 10 years.

CON EDISON ANNUAL REPORT 2022	123

Other Deferred Charges and Noncurrent Assets and Prepayments
Other deferred charges and noncurrent assets and prepayments, net of accumulated depreciation, included the following related to implementation costs incurred in cloud computing arrangements:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Prepayments (a)(b)	$24	$16	$23	$15
Other Deferred Charges and Noncurrent Assets (a)(b)	105	81	103	78
(a) Depreciation on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives.
(b) Depreciation expense related to these assets incurred during the year ended December 31, 2022 for Con Edison and CECONY was $15 million and $14 million, respectively, and for the year ended December 31, 2021 for Con Edison and CECONY was $12 million and $11 million , respectively. Accumulated depreciation related to these assets for Con Edison and CECONY was $37 million and $33 million, respectively at December 31, 2022 and was $22 million and $19 million, respectively at December 31, 2021.

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

Con Edison's intangible assets with definite lives consist primarily of power purchase agreements, which were identified as part of purchase price allocations associated with acquisitions made by the Clean Energy Businesses in 2016 and 2018. At December 31, 2022 and 2021, intangible assets arising from power purchase agreements were $1,219 million and $1,290 million, net of accumulated amortization of $359 million and $288 million, respectively, and were being amortized over the life of each agreement. The Clean Energy Businesses were classified as held for sale as of December 31, 2022, and amortization on their assets was not recorded for the three months ended December 31, 2022. See "Assets and Liabilities Held for Sale" below, and Note X. Excluding power purchase agreements, Con Edison’s other intangible assets were $2 million, net of accumulated amortization of $9 million at December 31, 2022 and 2021. CECONY’s other intangible assets were immaterial at December 31, 2022 and 2021. Con Edison recorded amortization expense related to its intangible assets of $71 million in 2022, $95 million in 2021, and $102 million in 2020. Con Edison expects amortization expense to be immaterial over each of the next five years. No impairment charges were recorded on Con Edison's long-lived assets or intangible assets with definite lives in 2022 or 2021.
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

124	CON EDISON ANNUAL REPORT 2022

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

2021 Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)
In May 2021, a subsidiary of Con Edison Gas Pipeline and Storage, LLC (CET) entered into a purchase and sale agreement pursuant to which the subsidiary and its joint venture partner agreed to sell their combined interests in Stagecoach Gas Services LLC (Stagecoach) for a total of $1,225 million, of which $629 million was attributed to
CET for its 50 percent interest. The purchase and sale agreement contemplated a two-stage closing, the first of which was completed in July 2021 and the second of which was completed in November 2021.

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

Stagecoach’s impairment charges and information obtained from the sales process constituted triggering events for Con Edison's investment in Stagecoach as of March 31, 2021 and June 30, 2021. Con Edison evaluated the carrying value of its investment in Stagecoach for other-than-temporary declines in value using income and market-based approaches. Con Edison determined that the carrying value of its investment in Stagecoach of $667 million and $630 million as of March 31, 2021 and June 30, 2021, respectively, was not impaired. The carrying value of $630 million at June 30, 2021 reflected the final sales price received in July and the remaining amount received in November 2021, including closing adjustments. CET had no remaining investment in Stagecoach as of
December 31, 2021 and 2022.

CON EDISON ANNUAL REPORT 2022	125

2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)
In January 2016, Con Edison Gas Pipeline and Storage, LLC (CET), an indirect subsidiary of Con Edison, acquired a 12.5 percent equity interest in MVP, a company developing a proposed 300-mile gas transmission project (the Project) in WV and VA. During 2019, Con Edison exercised its right to limit, and did limit, its cash contributions to the joint venture to approximately $530 million, which reduced CET's interest in MVP to 11.3 percent and 10.2 percent as of December 31, 2020 and 2021, respectively. As of December 31, 2022 CET's interest in MVP is 9.6 percent and is expected to be reduced to 8.0 percent based on the Project's current cost estimate and CET's previous capping of its cash contributions. As of December 31, 2021 and 2022, the Project was approximately 94 percent complete.

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

In December 2021, the VA Department of Environmental Quality and the WV Department of Environmental Protection both issued water quality certification permits which are required in order for the U.S. Army Corps of Engineers to proceed with the permitting process for construction of certain Project water crossings. In January 2022, the U.S. Court of Appeals for the Fourth Circuit rejected permits for crossings through the Jefferson National Forest issued by the U.S. Forest Service and Bureau of Land Management. In February 2022, the U.S. Court of Appeals for the Fourth Circuit vacated a biological opinion from the U.S. Fish and Wildlife Service, applicable to all remaining construction. The biological opinion had been issued and was the subject of litigation prior to December 31, 2021. Con Edison believed that the February 2022 action by the U.S. Court of Appeals for the Fourth Circuit, along with the potential outcome of other matters pending before that Court, may lead to further delays and increased Project costs, which constituted a triggering event (the “2021 triggering event”) that required Con Edison to test its investment in MVP for an other-than-temporary impairment as of December 31, 2021.

In response to the 2020 triggering event and 2021 triggering event, Con Edison assessed the value of its equity investment in the Project to determine whether the fair value of its investment in MVP had declined below its carrying value on an other-than-temporary basis as of December 31, 2020 and 2021, respectively. The estimated fair value of the investment was determined using a discounted cash flow analysis, which is a level 3 fair value measurement. The analysis discounted probability-weighted future cash flows, including revenues based on long-term firm transportation contracts, that are secured for the first 20 years following completion of the Project. See Note U. Con Edison has also assumed cash flows extending beyond this period. All cash flows were discounted at a pre-tax discount rate of 8.3 percent and then weighted based on Con Edison’s estimate of the likelihood that the Project will be completed. For the 2020 triggering event, Con Edison estimated that the likelihood of Project completion was in the upper end of a reasonably possible range. For the 2021 triggering event, Con Edison anticipated that the Project faces legal and regulatory challenges that make construction completion increasingly remote. The Project faces additional delays and increased costs that could further reduce CET's interest in MVP to below 8 percent based on CET's previous capping of its cash contributions. The likelihood that the Project will be completed and, for 2020, the discount rate, are the most significant and sensitive assumptions; changes in these assumptions may materially change the results of the impairment calculation.

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

126	CON EDISON ANNUAL REPORT 2022

impairment loss of $231 million ($162 million, after tax) for the year ended December 31, 2021 that reduced the carrying value of its investment in MVP from $342 million to $111 million, with an additional $77 million associated deferred tax asset, totaling a deferred tax asset of $130 million at December 31, 2021 and 2022. The impairments were recorded within “Investment income (loss)” on Con Edison’s Consolidated Income Statement. In addition, Con Edison did not record non-cash equity in earnings from allowance for funds used during construction from MVP beginning in January 2021 and will continue to refrain from recording such amounts until such time as substantial construction activities resume, which would be indicative of probable Project completion. There were no impairments or substantial changes in the carrying value of Con Edison's investment in MVP for the year ended December 31, 2022.

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

Summary of Investment Balances
The following investment assets are included in the Companies' consolidated balance sheets at December 31, 2022 and 2021:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
CET investment in Mountain Valley Pipeline, LLC (a)	$111	$111	$—	$—
Supplemental retirement income plan assets (b)	459	525	439	499
Deferred income plan assets	93	102	93	102
CET investment in New York Transco, LLC (c)	176	112	—	—
Other	2	3	7	7
Total investments	$841	$853	$539	$608
(a)At December 31, 2022 and 2021, CET's cash investment in MVP was $530 million. In May 2021, the operator of the Mountain Valley Pipeline indicated that, subject to receipt of certain authorizations and resolution of certain challenges, it is targeting an in-service date for the project of the second half of 2023 at an overall project cost of approximately $6,600 million excluding allowance for funds used during construction. See "2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP)" above.
(b)See Note E.
(c)CET owns a 45.7 percent interest in New York Transco, LLC.

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

CON EDISON ANNUAL REPORT 2022	127

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

Research and Development Costs
Research and development costs are charged to operating expenses as incurred. Research and development costs were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
Con Edison	$27	$25	$24
CECONY	25	24	23

Reclassification
Certain prior period amounts have been reclassified within the Companies' Consolidated Statements of Cash Flows and Consolidated Balance Sheets to conform with current period presentation.

128	CON EDISON ANNUAL REPORT 2022

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
Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2022	2021	2020
Net income for common stock	$1,660	$1,346	$1,101
Weighted average common shares outstanding – basic	354.5	348.4	334.8
Add: Incremental shares attributable to effect of potentially dilutive securities	1.3	1.0	0.9
Adjusted weighted average common shares outstanding – diluted	355.8	349.4	335.7
Net Income per common share – basic	$4.68	$3.86	$3.29
Net Income per common share – diluted	$4.66	$3.85	$3.28

The computation of diluted EPS for the years ended December 31, 2021 and 2020 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CON EDISON ANNUAL REPORT 2022	129

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
Changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI, net of taxes, at December 31, 2019 (a)	$(19)	$(6)
OCI before reclassifications, net of tax of $4 and $1 for Con Edison and CECONY, respectively	(11)	(3)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(2) for Con Edison (a)(b)	5	2
Total OCI, net of taxes, at December 31, 2020	(6)	(1)
Accumulated OCI, net of taxes, at December 31, 2020 (a)	$(25)	$(7)
OCI before reclassifications, net of tax of $(8) and $(2) for Con Edison and CECONY, respectively	22	5
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(3) and $(1) for Con Edison and CECONY, respectively (a)(b)	8	2
Total OCI, net of taxes, at December 31, 2021	30	7
Accumulated OCI, net of taxes, at December 31, 2021 (a)	$5	$—
OCI before reclassifications, net of tax of $(5) and $(1) for Con Edison and CECONY, respectively	13	3
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) and for Con Edison (a)(b)	4	1
Total OCI, net of taxes, at December 31, 2022	17	4
Accumulated OCI, net of taxes, at December 31, 2022 (a)	$22	$4
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

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At December 31, 2022 and 2021, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At December 31,
	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Cash and temporary cash investments	$1,282	$992	$1,056	$920
Restricted cash (a)	223	154	—	—
Total cash, temporary cash investments and restricted cash	$1,505	$1,146	$1,056	$920
(a)Restricted cash included cash of the Clean Energy Businesses' renewable electric project subsidiaries ($223 million and $154 million at December 31, 2022 and 2021, respectively) that, under the related project debt agreements, is restricted to being used for normal operating expenditures, debt service, and required reserves until the various maturity dates of the project debt. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale," below, and Note X. Accordingly, the restricted cash of the Clean Energy Businesses is shown in "Assets Held for Sale" on Con Edison's consolidated balance sheet for 2022.

Use of Hypothetical Liquidation at Book Value
For certain investments of the Clean Energy Businesses, Con Edison has determined that the use of HLBV accounting is reasonable and appropriate to attribute income and loss to the tax equity investors. Using the HLBV method, the company's earnings from the projects are adjusted to reflect the income or loss allocable to the tax equity investors calculated based on how the project would allocate and distribute its cash if it were to sell all of its assets for their carrying amounts and liquidate at a particular point in time. Under the HLBV method, the company calculates the liquidation value allocable to the tax equity investors at the beginning and end of each period based on the contractual liquidation waterfall and adjusts its income for the period to reflect the change in the liquidation value allocable to the tax equity investors based on the terms of the partnerships' operating agreements. See Note S. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale," below, and Note X.

Assets and Liabilities Held for Sale
Generally, a long-lived asset or business to be sold is classified as held for sale in the period in which management, with approval from the Board of Directors, commits to a plan to sell, and a sale is expected to be completed within

130	CON EDISON ANNUAL REPORT 2022

one year. During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the Clean Energy Businesses. As described further in Note X, on October 1, 2022, Con Edison's management received authority to commit to a plan to sell the Clean Energy Businesses and entered into a purchase and sale agreement. As of October 1, 2022 the Clean Energy Businesses met the held-for-sale criteria, and their assets and liabilities are included in "assets held for sale" and "liabilities held for sale" in the current assets and current liabilities sections of the Con Edison consolidated balance sheet, respectively. Con Edison recorded the Clean Energy Businesses' assets and liabilities, once held for sale, at the lower of their carrying value or their estimated fair value less cost to sell, and also stopped recording depreciation and amortization on assets held for sale. The "Noncontrolling interest" on Con Edison's consolidated balance sheet reflects the noncontrolling interest in projects of the Clean Energy Businesses, which projects were held for sale as of December 31, 2022. See Note S.

Fair value is the amount at which an asset, liability or business could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, or may be observable using quoted market prices. Con Edison used a market approach consisting of the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine the fair value of the Clean Energy Businesses as of December 31, 2022, and subtracted estimated costs to sell from that calculated fair value. The resulting net fair value of the Clean Energy Businesses' assets exceeded the carrying value of the Clean Energy Businesses' assets, and accordingly no impairments were recorded.

The sale of the Clean Energy Businesses does not represent a strategic shift that has or will have a major effect on Con Edison, and as such, does not qualify for treatment as a discontinued operation.

For further information, see Note X.

CON EDISON ANNUAL REPORT 2022	131

Note B – Regulatory Matters
Rate Plans

The Utilities provide service to NY customers according to the terms of tariffs approved by the NYSPSC. Tariffs for service to customers of Rockland Electric Company (RECO), O&R’s NJ regulated utility subsidiary, are approved by the New Jersey Board of Public Utilities (NJBPU). The tariffs include schedules of rates for service that limit the rates charged by the Utilities to amounts that the Utilities recover from their customers costs approved by the regulator, including capital costs, of providing service to customers as defined by the tariff. The tariffs implement rate plans adopted by state utility regulators in rate orders issued at the conclusion of rate proceedings. Pursuant to the Utilities’ rate plans, there generally can be no change to the charges to customers during the respective terms of the rate plans other than specified adjustments provided for in the rate plans. The Utilities’ rate plans each cover specified periods, but rates determined pursuant to a plan generally continue in effect until a new rate plan is approved by the state utility regulator.
Common provisions of the Utilities’ NY rate plans include:
Recoverable energy costs that allow the Utilities to recover on a current basis the costs for the energy they supply with no mark-up to their full-service customers.

Regulatory reconciliations that reconcile pension and other postretirement benefit costs, environmental remediation costs, property taxes, variable-rate tax-exempt debt and certain other costs to amounts reflected in delivery rates for such costs. In addition, changes in the Utilities' costs not reflected in rates, in excess of certain amounts, resulting from changes in tax or changes in legislation, regulation or related actions, are deferred as a regulatory asset or regulatory liability to be reflected in the Utilities' next rate plan or in a manner to be determined by the NYSPSC. Also, the Utilities generally retain the right to petition for recovery or accounting deferral of extraordinary and material cost increases and provision is sometimes made for the utility to retain a share of cost reductions, for example, property tax refunds.
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

132	CON EDISON ANNUAL REPORT 2022

Current Rate Cases
On February 16, 2023, CECONY, the New York State Department of Public Service (NYSDPS) and other parties entered into a Joint Proposal for CECONY electric and gas rate plans for the three-year period January 2023 through December 2025. The Joint Proposal is subject to NYSPSC approval. The Joint Proposal is summarized in the tables below.

In November 2022, CECONY filed a request with the NYSPSC for an increase in the rates it charges for steam service rendered in New York, effective November 2023, of $137 million. The filing reflects a return on common equity of 10 percent and a common equity ratio of 50 percent. CECONY is requesting a new mechanism for decoupling revenues from steam consumption and the continuation of provisions with respect to recovery from customers of the cost of fuel and purchased steam and the reconciliation of actual expenses allocable to the steam business to the amounts for such expenses reflected in steam rates for pension and other postretirement benefits, environmental remediation expenses and uncollectible costs. In addition, the company is requesting full reconciliation for property taxes, municipal infrastructure support costs and long-term debt costs. The filing requests symmetrical reconciliation for labor and non-labor inflation rate to the extent that the actual inflation rate deviates from what is assumed in the revenue requirement by 50 basis points up or down. The filing includes supplemental information regarding steam rate plans for November 2024 through October 2025 and November 2025 through October 2026, which the company is not requesting but would consider through settlement discussions. For purposes of illustration, rate increases of $54 million and $49 million effective November 2024 and 2025, respectively, were calculated based upon an assumed return on common equity of 10 percent and a common equity ratio of 50 percent.

In February 2023, CECONY updated its November 2022 request to the NYSPSC for a steam rate increase effective November 2023. The company increased its requested November 2023 rate increase by $4 million to $141 million, increased its illustrated November 2024 rate increase by $1 million to $55 million and increased its illustrated November 2025 rate increase by $4 million to $53 million.

CON EDISON ANNUAL REPORT 2022	133

The following tables contain a summary of the Utilities’ rate plans:

CECONY – Electric
Effective period	January 2020 – December 2022 (a)	January 2023 – December 2025 (l)
Base rate changes	Yr. 1 – $113 million (b) Yr. 2 – $370 million (b) Yr. 3 – $326 million (b)	Yr. 1 – $442 million (d) Yr. 2 – $518 million (d) Yr. 3 – $382 million (d)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $267 million (c) Yr. 2 – $269 million (c) Yr. 3 – $272 million (c)	Yr. 1 – $104 million (k) Yr. 2 – $49 million (k) Yr. 3 – $-205 million (k)
Other revenue sources
Retention of $75 million of annual transmission congestion revenues.

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $69 million
Yr. 2 - $74 million
Yr. 3 - $79 million
In 2020, 2021 and 2022, the company recorded $34 million, $64 million and $33 million primarily related to earnings adjustment mechanism incentives for energy efficiency, respectively.

In 2022, the company recorded a positive incentive of $4 million.

Retention of $75 million of annual transmission congestion revenues.

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $70 million
Yr. 2 - $75 million
Yr. 3 - $79 million

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized electric delivery revenues.
In 2020, 2021 and 2022, the company deferred for recovery from customers $242 million, $226 million and $90 million of revenues, respectively.
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
Negative revenue adjustments
Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 - $450 million
Yr. 2 - $461 million
Yr. 3 - $476 million
In 2020, the company recorded negative revenue adjustments of $5 million. In 2021, the company did not record any negative revenue adjustments. In 2022, the company recorded negative revenue adjustments of $3 million.
Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 - $516 million Yr. 2 - $557 million Yr. 3 - $597 million
Regulatory reconciliations
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate debt, major storms, property taxes (e), municipal infrastructure support costs (f), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (g).
In 2020 and 2021, the company deferred $288 million and $191 million of net regulatory assets, respectively. In 2022, the company deferred $138 million of net regulatory liabilities.
Reconciliation of late payment charges (j) and expenses for uncollectibles, pension and other postretirement benefits, variable-rate debt, major storms, property taxes (e), municipal infrastructure support costs (f), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (g).

Net utility plant reconciliations
Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI):
Yr. 1 - $24,491 million
Yr. 2 - $25,092 million
Yr. 3 - $25,708 million
AMI (h):
Yr. 1 - $572 million
Yr. 2 - $740 million
Yr. 3 - $806 million
In 2020, the company deferred $4.1 million as a regulatory asset. In 2021 and 2022, the company deferred $3.2 million and $1.8 million, as a regulatory liability, respectively.

Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI) and Customer Service System (CSS) for Yr. 1:
Yr. 1 - $27,847 million
Yr. 2 - $29,884 million
Yr. 3 - $31,026 million
AMI (h):
Yr. 1 - $744 million
CSS:
Yr. 1 - $11 million

Average rate base	Yr. 1 - $21,660 million Yr. 2 - $22,783 million Yr. 3 - $23,926 million	Yr. 1 - $26,095 million Yr. 2 - $27,925 million Yr. 3 - $29,362 million

134	CON EDISON ANNUAL REPORT 2022

Weighted average cost of capital (after-tax)	Yr. 1 to Yr. 3 – 6.61 percent	Yr. 1 - 6.75 percent Yr. 2 - 6.79 percent Yr. 3 - 6.85 percent
Authorized return on common equity	8.8 percent	9.25 percent
Actual return on common equity (i) (j)	Yr. 1 – 8.5 percent Yr. 2 – 8.03 percent Yr. 3 – 8.41 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.3 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.

In 2020, 2021 and 2022, the company had no earnings sharing above the threshold. A reserve of $4.3 million was recorded in 2021 related to a potential adjustment to the excess earnings sharing amount for 2016.
Most earnings above an annual earnings threshold of 9.75 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 to Yr. 3 – 4.63 percent	Yr. 1 – 4.46 percent Yr. 2 – 4.54 percent Yr. 3 – 4.64 percent
Common equity ratio	48 percent	48 percent
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
(b)Base rates reflect recovery by the company of certain costs of its energy efficiency, demonstration projects, non-wire alternative projects (including the Brooklyn Queens demand management program), and off-peak electric vehicle charging programs (Yr. 1 - $206 million; Yr. 2 - $245 million; and Yr. 3 - $251 million) over a 10-year period, including the overall pre-tax rate of return on such costs.
(c)Amounts reflect amortization of the 2018 tax savings under the federal Tax Cuts and Jobs Act of 2017 (TCJA) allocable to CECONY’s electric customers ($377 million) over a three-year period ($126 million annually), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s electric customers ($1,663 million) over the remaining lives of the related assets ($49 million in Yr. 1, $50 million in Yr. 2, and $53 million in Yr. 3) and the unprotected portion of the net regulatory liability ($784 million) over five years ($157 million annually). Amounts also reflect amortization of the regulatory asset for deferred MTA power reliability costs ($238 million) over a five-year period ($48 million annually).
(d)The electric base rate increases shown above will be implemented with increases of $457 million in Yr. 1; $457 million in Yr. 2; and $457 million in Yr. 3 in order to levelize the customer bill impact. New rates will be effective as of January 1, 2023. CECONY will begin billing customers at the new levelized rate once the Joint Proposal is approved by the NYSPSC. Any shortfall in revenues due to the timing of billing to customers will be collected through a surcharge billed through 2024, including a carrying charge on the outstanding balance. Base rates reflect recovery by the company of certain costs of its energy efficiency, demonstration projects, non-wire alternative projects (including the Brooklyn Queens demand management program), and off-peak electric vehicle charging programs (Yr. 1 - $244 million; Yr. 2 - $237 million; and Yr. 3 - $281 million) over periods varying between seven and fifteen years, including the overall pre-tax rate of return on such costs.
(e)Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: reflected in the January 2020 - December 2022 rate plan Yr 1 - 10.0 basis points; Yr 2 - 7.5 basis points; and Yr 3 - 5.0 basis points; reflected in the January 2023 - December 2025 Yr 1 - 10.0 basis points; Yr 2 - 5.0 basis points; and Yr 3 - 5.0 basis points,
(f)In general, if actual expenses for municipal infrastructure support (other than company labor) are below the amounts reflected in rates the company will defer the difference for credit to customers, and if the actual expenses are above the amount reflected in rates the company will defer for recovery from customers 80 percent of the difference subject to a maximum deferral, subject to certain conditions, of 15 percent of the amount reflected in the rate plans.
(g)In addition, the NYSPSC staff continues its focused operations audit to investigate CECONY's income tax accounting. Any NYSPSC ordered adjustment to CECONY’s income tax accounting is expected to be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.
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
(k)Amounts reflect amortization of the 2018 tax savings under the federal Tax Cuts and Jobs Act of 2017 (TCJA) allocable to CECONY’s electric customers ($256 million) over a two-year period ($128 million in Yr. 1 and Yr. 2), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s electric customers ($1,512 million) over the remaining lives of the related assets ($34 million in Yr. 1, $63 million in Yr. 2, and $34 million in Yr. 3) and the unprotected portion of the net regulatory liability ($306 million) over two years ($153 million annually). Amounts also reflect amortization of the regulatory asset for deferred MTA power reliability costs ($93 million) over a three-year period ($31 million annually).
(l)The February 2023 Joint Proposal is subject to NYSPSC approval.

CECONY forecasts the need to construct a new project in Jamaica, Queens consisting of two substations and associated feeders at an estimated cost of $1,100 million (the Eastern Queens Reliability Project). Pursuant to the Joint Proposal, CECONY may petition the NYSPSC for approval to build and receive cost recovery for the Eastern Queens Reliability Project no sooner than 30 days after the NYSPSC adopts the Joint Proposal.

CON EDISON ANNUAL REPORT 2022	135

CECONY – Gas
Effective period	January 2020 – December 2022 (a)	January 2023 – December 2025 (l)
Base rate changes	Yr. 1 – $84 million (b) Yr. 2 – $122 million (b) Yr. 3 – $167 million (b)	Yr. 1 – $217 million (d) Yr. 2 – $173 million (d) Yr. 3 – $122 million (d)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $45 million (c) Yr. 2 – $43 million (c) Yr. 3 – $10 million (c)	Yr. 1 – $31 million (k) Yr. 2 – $24 million (k) Yr. 3 – $(11) million (k)
Other revenue sources
Retention of annual revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million.

Potential incentives if performance targets related to gas leak backlog, leak prone pipe and service terminations are met:
Yr. 1 – $20 million
Yr. 2 – $22 million
Yr. 3 – $25 million
In 2020, 2021 and 2022, the company recorded $3 million, $26 million and $8 million of earnings adjustment mechanism incentives for energy efficiency, respectively.

In 2020, 2021 and 2022, the company recorded positive incentives of $13 million, $7 million, and $9 million respectively. In 2021, the company reversed $6 million of positive incentives recorded in 2020 pursuant to an order issued by the NYSPSC in December 2021.

Retention of annual revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million.

Potential earnings adjusted mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $18 million
Yr. 2 - $20 million
Yr. 3 - $21 million

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized gas delivery revenues, modified to be calculated based upon revenue per customer class instead of revenue per customer.
In 2020, 2021 and 2022, the company deferred for recovery from customers $27 million, $100 million and $141 million of revenues, respectively.
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
Negative revenue adjustments
Potential charges if performance targets relating to service, safety and other matters are not met:
Yr. 1 – $81 million
Yr. 2 – $88 million
Yr. 3 – $96 million
In 2020 and 2021, the company did not record any negative revenue adjustments. In 2022, the company recorded negative revenue adjustments of $8 million
Potential charges if performance targets relating to service, safety and other matters are not met: Yr. 1 - $107 million Yr. 2 - $119 million Yr. 3 - $130 million
Regulatory reconciliations
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate tax-exempt debt, major storms, property taxes (e), municipal infrastructure support costs (f), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (g).
In 2020 and 2021, the company deferred $91 million and $14 million of net regulatory assets, respectively. In 2022, the company deferred $70 million of net regulatory liabilities.
Reconciliation of late payment charges (j) and expenses for uncollectibles, pension and other postretirement benefits, variable-rate debt, major storms, property taxes (e), municipal infrastructure support costs (f), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (g).

Net utility plant reconciliations
Target levels reflected in rates:
Gas average net plant target excluding AMI:
Yr. 1 – $8,108 million
Yr. 2 – $8,808 million
Yr. 3 – $9,510 million
AMI (h):
Yr. 1 – $142 million
Yr. 2 – $183 million
Yr. 3 – $211 million
In 2020 and 2021, the company deferred $24.7 million and $26 million, as a regulatory liability, respectively. In 2022, the company deferred $10.8 million as a regulatory asset.

Target levels reflected in rates:
Gas average net plant target excluding AMI and CSS for Yr. 1:
Yr. 1 - $10,466 million
Yr. 2 - $11,442 million
Yr. 3 - $12,142 million
AMI (h):
Yr. 1 - $234 million
CSS:
Yr. 1 - $2 million

Average rate base	Yr. 1 – $7,171 million Yr. 2 – $7,911 million Yr. 3 – $8,622 million	Yr. 1 - $9,647 million Yr. 2 - $10,428 million Yr. 3 - $11,063 million

136	CON EDISON ANNUAL REPORT 2022

Weighted average cost of capital (after-tax)	Yr. 1 – Yr. 3 - 6.61 percent	Yr. 1 – 6.75 percent Yr. 2 – 6.79 percent Yr. 3 – 6.85 percent
Authorized return on common equity	8.8 percent	9.25 percent
Actual return on common equity (i) (j)	Yr. 1 – 8.4 percent Yr. 2 – 8.48 percent Yr. 3 – 8.93 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.3 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.

In 2020, 2021 and 2022, the company had no earnings above the threshold.
Most earnings above an annual earnings threshold of 9.75 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – Yr. 3 - 4.63 percent	Yr. 1 – 4.46 percent Yr. 2 – 4.54 percent Yr. 3 – 4.64 percent
Common equity ratio	48 percent	48 percent
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
(b)The gas base rate increases shown above will be implemented with increases of $47 million in Yr. 1; $176 million in Yr. 2; and $170 million in Yr. 3 in order to levelize customer bill impacts. Base rates reflect recovery by the company of certain costs of its energy efficiency program (Yr. 1 - $30 million; Yr. 2 - $37 million; and Yr. 3 - $40 million) over a ten-year period, including the overall pre-tax rate of return on such costs.
(c)    Amounts reflect amortization of the remaining 2018 TCJA tax savings allocable to CECONY’s gas customers ($63 million) over a two year period ($32 million annually), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s gas customers ($725 million) over the remaining lives of the related assets ($14 million in Yr. 1, $14 million in Yr. 2, and $12 million in Yr. 3) and the unprotected portion of the net regulatory liability ($107 million) over five years ($21 million annually)
(d)    The gas base rate increases shown above will be implemented with increases of $187 million in Yr. 1; $187 million in Yr. 2; and $187 million in Yr. 3 in order to levelize the customer bill impact. New rates will be effective as of January 1, 2023. CECONY will begin billing customers at the new levelized rate once the Joint Proposal is approved by the NYSPSC. Any shortfall in revenues due to the timing of billing to customers will be collected through a surcharge billed through 2025, including a carrying charge on the outstanding balance. Base rates reflect recovery by the company of certain costs of its energy efficiency programs (Yr. 1 - $45 million; Yr. 2 - $78 million; and Yr. 3 - $62 million) over a fifteen-year period, including the overall pre-tax rate of return on such costs.
(e)-(i) See footnotes (e) - (i) to the table under “CECONY Electric,” above.
(j)    In November 2021, the NYSPSC issued an order that allowed CECONY to recover $7 million of late payment charges and fees that were not billed for the year ended December 31, 2020. The recalculated return on equity for 2020 which reflects the recovery of these fees is 8.56 percent.
(k)    Amounts reflect amortization of the 2018 tax savings under the federal Tax Cuts and Jobs Act of 2017 (TCJA) allocable to CECONY’s gas customers ($32 million) over a two-year period ($16 million in Yr. 1 and Yr. 2), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s gas customers ($679 million) over the remaining lives of the related assets ($9 million in Yr. 1, $10 million in Yr. 2, and $10 million in Yr. 3) and the unprotected portion of the net regulatory liability ($42 million) over two years ($21 million annually).
(l)    The February 2023 Joint Proposal is subject to NYSPSC approval.

CON EDISON ANNUAL REPORT 2022	137

CECONY – Steam
Effective period	January 2014 – December 2016 (a)
Base rate changes	Yr. 1 – $(22.4) million (b) Yr. 2 – $19.8 million (b) Yr. 3 – $20.3 million (b) Yr. 4 – None Yr. 5 – None Yr. 6 – None Yr. 7 – None Yr. 8 – None
Amortizations to income of net regulatory (assets) and liabilities	$37 million over three years
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential charges (up to $1 million annually) if certain steam performance targets are not met. In years 2014 through 2022, the company did not record any negative revenue adjustments.
Cost reconciliations (c)(d)
In 2014, 2015, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, the company deferred $42 million of net regulatory liabilities, $17 million of net regulatory assets, $8 million and $14 million of net regulatory liabilities, $1 million of net regulatory assets, $8 million of net regulatory liabilities, $35 million of net regulatory assets, $32 million of net regulatory assets and $11 million of net regulatory assets, respectively.

Net utility plant reconciliations
Target levels reflected in rates were:
Production:
Yr. 1 – $1,752 million
Yr. 2 – $1,732 million
Yr. 3 – $1,720 million
Distribution:
Yr. 1 – $6 million
Yr. 2 – $11 million
Yr. 3 – $25 million
The company reduced its regulatory liability by $0 million in 2014 and immaterial amounts in 2015 and 2016 and no deferrals were recorded in 2017, 2018, 2019. In 2020 and 2021, the company deferred $2 million and $1 million, as a regulatory liability, respectively. In 2022, the company deferred $0.1 million as a regulatory asset.

Average rate base	Yr. 1 – $1,511 million Yr. 2 – $1,547 million Yr. 3 – $1,604 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent
Authorized return on common equity	9.3 percent
Actual return on common equity (e)	Yr. 1 – 9.82 percent Yr. 2 – 10.88 percent Yr. 3 – 10.54 percent Yr. 4 – 9.51 percent Yr. 5 – 11.73 percent Yr. 6 – 10.45 percent Yr. 7 – 7.91 percent Yr. 8 – 5.99 percent Yr. 9 - 5.72 percent

138	CON EDISON ANNUAL REPORT 2022

Earnings sharing
Weather normalized earnings above an annual earnings threshold of 9.9 percent are to be applied to reduce regulatory assets for environmental remediation and other costs.
In 2014, the company had no earnings above the threshold. Actual earnings were $11.5 million and $7.8 million above the threshold in 2015 and 2016, respectively. In 2017, actual earnings were $8.5 million above the threshold, offset in part by a positive adjustment related to 2016 of $4 million. In 2018, actual earnings were $16.5 million above the threshold, and an additional $1.1 million related to 2017 was recorded. In 2019 actual earnings were $5 million above the threshold, offset in part by an adjustment related to 2018 of $2.3 million. In 2020, 2021 and 2022, the company had no earnings sharing above the threshold. Reserve adjustments of $0.4 million and $0.2 million were recorded in 2021 related to potential adjustment to the excess earnings sharing amounts for 2016 and 2018, respectively.

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
(e)Calculated in accordance with the earnings calculation method prescribed in the rate order.

CON EDISON ANNUAL REPORT 2022	139

O&R New York – Electric
Effective period (a)	January 2019 – December 2021	January 2022 – December 2024
Base rate changes	Yr. 1 – $13.4 million (b) Yr. 2 – $8.0 million (b) Yr. 3 – $5.8 million (b)	Yr. 1 – $4.9 million (i) Yr. 2 – $16.2 million (i) Yr. 3 – $23.1 million (i)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $(1.5) million (c) Yr. 2 – $(1.5) million (c) Yr. 3 – $(1.5) million (c)	Yr. 1 – $11.8 million (j) Yr. 2 – $13.5 million (j) Yr. 3 – $15.2 million (j)
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

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 – $3.3 million
Yr. 2 – $2.3 million
Yr. 3 – $4.0 million

In 2022, the company recorded $2.7 million, of earnings adjustment mechanism incentives for energy efficiency,

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized electric delivery revenues.

In 2019 and 2020, the company deferred $0.1 million and $6 million regulatory assets, respectively. In 2021, $10 million was deferred as regulatory liabilities.
Continuation of reconciliation of actual to authorized electric delivery revenues. In 2022, the company deferred $6.9 million regulatory liabilities.
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

Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 – $4.3 million
Yr. 2 – $4.4 million
Yr. 3 – $5.1 million

In 2022, the company did not record any negative revenue adjustments.

Regulatory reconciliations
Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (d), energy efficiency program (e), major storms, the impact of new laws and certain other costs to amounts reflected in rates (f).

In 2019, 2020 and 2021, the company deferred $4.3 million, $30.3 million and $24 million as net regulatory assets, respectively.

Reconciliation of late payment charges (l) and reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (d), energy efficiency program (k), major storms, uncollectible expenses and certain other costs to amounts reflected in rates.

In 2022, the company deferred $9.4 million as net regulatory liabilities.

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

Target levels reflected in rates: Electric average net plant target
Yr. 1 – $1,175 million
Yr. 2 – $1,198 million
Yr. 3 – $1,304 million

The company increased regulatory asset by an immaterial amount in 2022.

Average rate base	Yr. 1 – $878 million Yr. 2 – $906 million Yr. 3 – $948 million	Yr. 1 – $1,021 million Yr. 2 – $1,044 million Yr. 3 – $1,144 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.97 percent Yr. 2 – 6.96 percent Yr. 3 – 6.96 percent	Yr. 1 – 6.77 percent Yr. 2 – 6.73 percent Yr. 3 – 6.72 percent

140	CON EDISON ANNUAL REPORT 2022

Authorized return on common equity	9.0 percent	9.2 percent
Actual return on common equity (h)	Yr. 1 – 9.6 percent Yr. 2 – 8.76 percent Yr. 3 – 9.16 percent	Yr. 1 – 8.96 percent
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

In 2022, earnings did not exceed the earnings threshold.

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
(l)The rate plan includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years ($2.2 million); reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity.

CON EDISON ANNUAL REPORT 2022	141

O&R New York – Gas
Effective period (a)	January 2019 – December 2021	January 2022 – December 2024
Base rate changes	Yr. 1 – $(7.5) million (b) Yr. 2 – $3.6 million (b) Yr. 3 – $0.7 million (b)	Yr. 1 – $0.7 million (i) Yr. 2 – $7.4 million (i) Yr. 3 – $9.9 million (i)
Amortization to income of net regulatory (assets) and liabilities	Yr. 1 – $1.8 million (c) Yr. 2 – $1.8 million (c) Yr. 3 – $1.8 million (c)	Yr. 1 – $0.8 million Yr. 2 – $0.7 million Yr. 3 – $0.3 million
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
Yr. 1 - $0.2 million
Yr. 2 - $0.2 million
Yr. 3 - $0.4 million

Potential positive rate adjustment for gas safety and performance of up to:
Yr. 1 – $1.2 million
Yr. 2 – $1.3 million
Yr. 3 – $1.4 million

In 2022, the company recorded $0.2 million of earnings adjustment mechanism incentives for energy efficiency. In 2022, the company recorded $0.2 million of positive incentives,

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized gas delivery revenues.

In 2019 and 2020, the company deferred $0.8 million and $0.5 million as regulatory assets, respectively. In 2021, $4 million was deferred as a regulatory liability.
Continuation of reconciliation of actual to authorized gas delivery revenues. In 2022, the company deferred $2.0 million as regulatory asset
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

Potential charges if performance targets relating to service, safety and other matters are not met:
Yr. 1 – $6.3 million
Yr. 2 – $6.7 million
Yr. 3 – $7.3 million

In 2022, the company recorded $0.1 million of negative revenue adjustments.

Regulatory reconciliations
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

Reconciliation of late payment charges (l) and reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (j), energy efficiency program (k), major storms, uncollectible expenses and certain other costs to amounts reflected in rates.

In 2022, the company deferred $3.4 million as net regulatory liabilities.

Net utility plant reconciliations
Target levels reflected in rates were:
Gas average net plant target excluding AMI:
Yr. 1 - $593 million
Yr. 2 - $611 million
Yr. 3 - $632 million
AMI (g):
Yr. 1 - $20 million
Yr. 2 - $24 million
Yr. 3 - $25 million

In 2019, 2020 and 2021, the company deferred immaterial amounts as regulatory assets.
Target levels reflected in rates: Gas average net plant target Yr. 1 – $720 million Yr. 2 – $761 million Yr. 3 – $803 million In 2022, the company deferred immaterial amounts as regulatory assets.
Average rate base	Yr. 1 – $454 million Yr. 2 – $476 million Yr. 3 – $498 million	Yr. 1 – $566 million Yr. 2 – $607 million Yr. 3 – $694 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.97 percent Yr. 2 – 6.96 percent Yr. 3 – 6.96 percent	Yr. 1 – 6.77 percent Yr. 2 – 6.73 percent Yr. 3 – 6.72 percent

142	CON EDISON ANNUAL REPORT 2022

Authorized return on common equity	9.0 percent	9.2 percent
Actual return on common equity (h)	Yr. 1 – 8.90 percent Yr. 2 – 9.58 percent Yr. 3 – 10.11 percent	Yr. 1 - 10.01 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year. In 2019 and 2020, earnings did not exceed the earnings threshold. In 2021, actual earnings were $1.7 million above the threshold.

Most earnings above an annual earnings threshold of 9.7 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year. In 2022, actual earnings were $1.1 million above the threshold.

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
(k)    See footnote (k) to the table under "O&R New York - Electric," above.
(l)    The rate plan includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years ($0.6 million); reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity.

CON EDISON ANNUAL REPORT 2022	143

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

COVID-19 costs			Recovery of RECO’s COVID-19 related expenditures will be addressed in a separate petition
Recoverable energy costs	Current rate recovery of purchased power costs.	Current rate recovery of purchased power costs.	Current rate recovery of purchased power costs.
Cost reconciliations	None	None	Reconciliation of uncollectible accounts, Demand Side Management and Clean Energy Program.
Average rate base	$178.7 million	$229.9 million	$262.8 million
Weighted average cost of capital (after-tax)	7.47 percent	7.11 percent	7.08 percent
Authorized return on common equity	9.6 percent	9.5 percent	9.6 percent
Actual return on common equity	Yr. 1 – 7.5 percent Yr. 2 – 5.7 percent	Yr. 1 – 5.4 percent Yr. 2 – 2.3 percent	Yr. 1 - 9.6 percent
Cost of long-term debt	5.37 percent	4.88 percent	4.74 percent
Common equity ratio	49.7 percent	48.32 percent	48.51 percent
(a)In January 2016, the NJBPU approved RECO’s plan to spend $15.7 million in capital over three years to harden its electric system against storms, the costs of which RECO, beginning in 2017, is collecting through a customer surcharge.

Effective July 2021, the NJBPU authorized a conservation incentive program for RECO, that covers all residential and most commercial customers, under which RECO’s actual electric distribution revenues are compared with the authorized distribution revenues and the difference accrued, with interest, for refund to, or recovery from, customers, as applicable. The conservation incentive program is not permitted if RECO’s actual return on equity exceeds the approved base rate filing return on equity by 50 basis points or more.

In January 2022, RECO filed a request with FERC for an increase to its annual transmission revenue requirement from $16.9 million to $20.4 million. The revenue requirement reflects a return on common equity of 11.04 percent and a common equity ratio of 47 percent.

In December 2022, the NJBPU authorized a $47.8 million Infrastructure Investment Program (IIP) over a five-year period (2023 – 2027). RECO’s IIP provides accelerated infrastructure investments to enhance safety, reliability, and resiliency.

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

144	CON EDISON ANNUAL REPORT 2022

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

In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect, commencing December 1, 2021 through December 31, 2022, $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. The company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. Pursuant to the November 2021 order, the company also established a recovery mechanism for CECONY to collect, commencing January 2023 through December 2023, $19 million and $4 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2021 and the company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. In addition, pursuant to the November 2021 order, CECONY established a reserve of $7 million toward addressing customer arrearages for the year ended December 31, 2021 that, pursuant to a June 2022 NYSPSC order discussed below, was used to fund a portion of the COVID-19 arrears assistance program for low-income customers. The order also established a surcharge recovery or surcredit mechanism for any late payment charges and fee deferrals, subject to offsetting related savings resulting from the COVID-19 pandemic, for 2022 starting in January 2024 over a twelve-month period. CECONY resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on September 3, 2021 and October 1, 2021, respectively. Pursuant to the October 2021 joint proposal for new electric and gas rates for O&R that was approved by the NYSPSC in April 2022, O&R recorded late payment charges and fees that were not billed for the years ended December 31, 2020 and December 31, 2021 of $1.7 million and $2.4 million, respectively, as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. See “Rate Plans,” above. O&R resumed late payment charges for commercial and residential customers who have not experienced a change in financial circumstances due to the COVID-19 pandemic on October 1, 2021.

The Utilities’ NY rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. The total reserve increases to the allowance for uncollectible accounts from January 1, 2020 through December 31, 2022 reflecting the impact of the COVID-19 pandemic for CECONY electric and gas operations and O&R electric and gas operations were $249 million and $3 million, respectively, and were deferred pursuant to the legislative, regulatory and related actions provisions of the rate plans as a result of the New York State on PAUSE and related executive orders, that have since been lifted, as described above. The Utilities’ NY rate plans also provide for an allowance for write-offs of customer accounts receivable balances. The above amounts deferred pursuant to the legislative, regulatory and related actions provisions were reduced by the amount that the actual write-offs of customer accounts receivable balances were below the allowance reflected in rates which differences were $3 million and immaterial for CECONY and O&R, respectively, from March 1, 2020 through December 31, 2022.

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

CON EDISON ANNUAL REPORT 2022	145

In April 2022, NY approved the 2022-2023 state budget, which included $250 million for addressing statewide residential utility customers' arrears balances accrued from March 7, 2020 through March 1, 2022. In June 2022, the NYSPSC issued an order implementing a Phase 1 COVID-19 arrears assistance program that provides credits towards reducing the arrears balances of low-income electric and gas customers of CECONY and O&R. At the time the order was issued, the Utilities’ eligible arrears balances were estimated to be $340 million, comprised of: (1) $164.5 million and $1.6 million of the funding allocated pursuant to the NY budget to CECONY and O&R, respectively, and (2) a surcharge mechanism for recovery of the remaining eligible credit amounts over a four- year period commencing after credits are issued for CECONY and over a one year period commencing after credits are issued for O&R. Pursuant to the order, CECONY and O&R agreed not to seek recovery of incremental financing costs incurred associated with low-income customers' arrears from March 2020 through March 2022 of $11 million, most of which is attributable to CECONY, in addition to the $7 million reserve established by CECONY for the year ended December 31, 2021, as described above. The amounts available to credit the arrears balances of low-income CECONY and O&R customers pursuant to the June 2022 order may be reduced by amounts credited pursuant to the OTDA Program.

For the year ended December 31, 2022, CECONY and O&R issued total credits of $359.9 million and $6.1 million, respectively, towards reducing customers’ accounts receivable balances. For the year ended December 31, 2022, the total credits for CECONY were comprised of: $164.5 million pursuant to the NY funding; $108.4 million that will be recovered via a surcharge mechanism that began September 1, 2022, as described above; the $7 million reserve for CECONY described above; and $80.0 million, in qualified tax credits and payments pursuant to the OTDA Program described above. For the year ended December 31, 2022, the total credits for O&R were comprised of: $1.6 million pursuant to the NY funding; $3.2 million that will be recovered via a surcharge mechanism that began September 1, 2022, as described above; and $1.3 million, in qualified tax credits and payments pursuant to the OTDA Program described above.

In January 2023, the NYSPSC issued an order implementing a Phase 2 COVID-19 arrears assistance program that provides credits towards reducing the arrears balances of residential and small commercial electric and gas customers of CECONY and O&R. At the time the order was issued, CECONY’s and O&R’s eligible arrears balances were estimated to be $388.7 million and $2.9 million, respectively. The order authorizes a surcharge mechanism for recovery of the eligible credit amounts over a ten-year period commencing after credits are issued for CECONY and over a one-year period commencing after credits are issued for O&R. Pursuant to the order, CECONY and O&R agreed not to seek recovery of incremental financing costs incurred associated with arrears from March 2020 through December 2022 estimated to be $46 million, most of which is attributable to CECONY. To facilitate implementation, CECONY and O&R agreed to suspend residential terminations for non-payment through March 1, 2023 or 30 days after credits have been applied, whichever is later.

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

In July 2020, the NJBPU authorized RECO and other NJ utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to the COVID-19 pandemic beginning on March 9, 2020, and has extended such deferrals through March 15, 2023. RECO is required to file its verified COVID-19 cost recovery petition by no later than May 15, 2023. RECO deferred net incremental COVID-19 related costs of $0.5 million through December 31, 2022.

146	CON EDISON ANNUAL REPORT 2022

Gas Safety
In April 2020, the NYSPSC issued an order that extended the deadlines to complete certain gas inspections by all NY gas utilities, including CECONY and O&R, from April 1, 2020 to August 1, 2020. The deadlines were subsequently extended to September 2, 2020 and June 1, 2022. CECONY and O&R have taken all reasonable measures to complete such inspections. As of June 1, 2022, O&R completed all of its required inspections and CECONY substantially completed its required inspections. CECONY is unable to estimate the amount or range of its possible loss, if any, related to this matter. At December 31, 2022, CECONY had not accrued a liability related to this matter.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes. The understatement was related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets that were not reflected in O&R’s rate plans prior to 2014, CECONY’s electric and gas rate plans prior to 2015 and 2016, respectively, and is currently not reflected in CECONY’s steam rate plan but a prospective correction was proposed in CECONY's November 2022 steam rate filing. This understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) that is expected to confirm, among other things, that in order to comply with IRS normalization rules, such understatement may not be corrected through a write-down of a portion of the regulatory asset and must be corrected through an increase in future years’ revenue requirements. The regulatory asset ($1,150 million and $22 million for CECONY and O&R, respectively, as of December 31, 2022 and $1,176 million and $26 million for CECONY and O&R, respectively, as of December 31, 2021 and which is not earning a return) is netted against the future income tax regulatory liability on the Companies’ consolidated balance sheet. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At December 31, 2022, the Utilities had not accrued a liability related to this matter.

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

CON EDISON ANNUAL REPORT 2022	147

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

148	CON EDISON ANNUAL REPORT 2022

Regulatory Assets and Liabilities
Regulatory assets and liabilities at December 31, 2022 and 2021 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Regulatory assets
Environmental remediation costs	$991	$938	$906	$860
System peak reduction and energy efficiency programs (h)	783	285	780	284
Revenue taxes	436	395	417	378
Pension and other postretirement benefits deferrals	279	496	240	435
COVID - 19 pandemic deferrals (f)	292	282	288	277
Deferred storm costs (c)	270	276	173	158
Property tax reconciliation (g)	121	202	121	202
COVID - 19 arrears relief deferrals programs	104	—	101	—
Gas service line deferred costs	99	100	99	100
MTA power reliability deferral (b)	92	140	92	140
Unrecognized pension and other postretirement costs (a)	78	128	78	110
Brooklyn Queens demand management program	33	36	33	36
Deferred derivative losses - long term	31	51	26	45
Electric vehicle make ready (j)	33	8	30	7
Municipal infrastructure support costs	29	44	29	44
Meadowlands heater odorization project	27	29	27	29
Non-wire alternative projects	22	23	22	23
Legacy meters	20	2	—	—
Preferred stock redemption	19	20	19	20
Unamortized loss on reacquired debt	11	16	10	14
Recoverable Demonstration project costs	17	16	16	15
Gate station upgrade project	14	14	14	14
Other	173	138	148	125
Regulatory assets – noncurrent	3,974	3,639	3,669	3,316
Deferred derivative losses	184	141	178	133
Recoverable energy costs	121	65	108	55
Regulatory assets – current	305	206	286	188
Total Regulatory Assets	$4,279	$3,845	$3,955	$3,504
Regulatory liabilities
Future income tax*	$1,753	$1,984	$1,616	$1,840
Unrecognized pension and other postretirement costs	1,638	32	1,536	—
Allowance for cost of removal less salvage (i)	1,315	1,199	1,137	1,033
Net unbilled revenue deferrals	204	209	204	209
Deferred derivative gains - long term	145	61	130	55
Pension and other postretirement benefit deferrals	144	102	98	55
2022 late payment charge deferral	127	—	123	—
System benefit charge carrying charge	73	70	69	63
Net proceeds from sale of property	69	103	69	103
Sales and use tax refunds	37	17	36	16
Property tax refunds	35	35	35	35
BQDM and Demonstration project reconciliations	23	25	21	22
Earnings sharing - electric, gas and steam	13	13	10	10
COVID - 19 pandemic uncollectible reconciliation deferral	12	—	12	—
Workers’ compensation	11	8	11	8
Settlement of prudence proceeding (d)	10	6	10	6
Energy efficiency portfolio standard unencumbered funds	5	15	7	19
Settlement of gas proceedings (e)	—	12	—	12
Other	413	490	357	435
Regulatory liabilities – noncurrent	6,027	4,381	5,481	3,921
Deferred derivative gains - short term	311	142	287	132
Refundable energy costs	34	32	—	2
Revenue decoupling mechanism	29	11	21	—
Regulatory liabilities—current	374	185	308	134
Total Regulatory Liabilities	$6,401	$4,566	$5,789	$4,055
* See "Federal Income Tax" in Note A, "Other Regulatory Matters," above, and Note L.

CON EDISON ANNUAL REPORT 2022	149

(a) Unrecognized pension and other postretirement costs represent the net regulatory asset associated with the accounting rules for retirement benefits. See "Pension and Other Postretirement Benefits" in Note A.

(b) MTA power reliability deferral represents CECONY’s costs in excess of those reflected in its prior electric rate plan to take certain actions relating to the electrical equipment that serves the Metropolitan Transportation Authority (MTA) subway system. The company is recovering this regulatory asset pursuant to its current electric rate plan. See footnote (d) to the CECONY - Electric table under “Rate Plans,” above.

(c) Deferred storm costs represent response and restoration costs, other than capital investments, in connection with Tropical Storm Isaias and other major storms that were deferred by the Utilities.

(d) Settlement of prudence proceeding represents the remaining amount to be credited to customers pursuant to a Joint Proposal, approved by the NYSPSC in April 2016, with respect to the prudence of certain CECONY expenditures and related matters.

(e) Settlement of gas proceedings represents the amount to be credited to customers pursuant to a settlement agreement approved by the NYSPSC in February 2017 related to CECONY’s practices of qualifying persons to perform plastic fusions on gas facilities and alleged violations of gas safety violations identified by the NYSPSC staff in its investigation of a March 2014 Manhattan explosion and fire (see Note H).

(f) COVID - 19 Deferrals represents both the amount to be collected from customers related to the Emergency Summer Cooling Credits program for CECONY and amounts related to the increase in the allowance for uncollectible accounts resulting from the COVID-19 pandemic and New York on PAUSE and related executive orders, for electric and gas operations for CECONY and electric operations for O&R.

(g) Property tax reconciliation represents the amount deferred between actual property taxes incurred and the level included in rates subject to the provisions of the respective rate plans.

(h) System Peak Reduction and Energy Efficiency Programs represent programs designed to increase energy efficiency achievements through a combination of responding to locational needs, bundling offerings, leveraging market-based approaches through market solicitations, time-variant pricing and other market transformation efforts.

(i) Allowance for cost of removal less salvage represents cash previously collected from customers to fund future anticipated removal expenditures.

(j) Supports the development of electric infrastructure and equipment necessary to accommodate an anticipated increase in the deployment of electric vehicles within New York State.

The NYSPSC has authorized CECONY to accrue unbilled electric, gas and steam revenues. CECONY has deferred the net margin on the unbilled revenues for the future benefit of customers by recording a regulatory liability of $204 million and $209 million at December 31, 2022 and 2021, respectively, for the difference between the unbilled revenues and energy cost liabilities.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the years ended December 31, 2022 and 2021 was 1.75 percent and 1.80 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($2,304 million and $1,962 million for Con Edison, and $2,097 million and $1,751 million for CECONY at December 31, 2022 and 2021, respectively). Regulatory assets of RECO for which a cash outflow has been made ($21 million and $25 million at December 31, 2022 and 2021, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made.

150	CON EDISON ANNUAL REPORT 2022

Regulatory liabilities are treated in a consistent manner. At December 31, 2022 and 2021, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:

Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Unrecognized pension and other postretirement costs	$78	$128	$78	$110
Environmental remediation costs	987	928	903	850
Revenue taxes	414	375	397	359
Deferred derivative losses - long term	31	51	26	45
COVID-19 deferral for uncollectible accounts receivable	253	236	249	231
Other	28	24	27	24
Deferred derivative losses - current	184	141	178	134
Total	$1,975	$1,883	$1,858	$1,753
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

The Utilities recover deferred derivative losses – current within one year, and noncurrent generally within three years.

CON EDISON ANNUAL REPORT 2022	151

Note C – Capitalization
Common Stock
Con Edison is authorized to issue 500,000,000 shares of its common stock and CECONY is authorized to issue 340,000,000 of its common stock. At December 31, 2022 and 2021, 354,962,058 and 353,983,712 shares, respectively, of Con Edison common stock were outstanding. At December 31, 2022 and 2021, 235,488,094 million shares of CECONY common stock were outstanding, all of which were owned by Con Edison. At December 31, 2022 and 2021, Con Edison had 23,210,700 treasury shares, including 21,976,200 shares of Con Edison stock that CECONY purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.
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
Long-term Debt
Long-term debt maturing in the period 2023-2027 is as follows:

(Millions of Dollars)	Con Edison	(a)	CECONY
2023	$650		$—
2024	250		250
2025	—		—
2026	250		250
2027	430		350
(a) Amounts shown exclude the debt of the Clean Energy Businesses, which were classified as held for sale as of December 31, 2022 and are shown under "Project Debt Held for Sale" on Con Edison's Consolidated Statement of Capitalization. See "Assets and Liabilities Held for Sale" in Note A and Note X for additional information.
CECONY has issued $450 million of tax–exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bears interest at a rate determined weekly and is subject to tender by bondholders for purchase by the company.
The carrying amounts and fair values of long-term debt at December 31, 2022 and 2021 are:

(Millions of Dollars)	2022				2021
Long-Term Debt (including current portion) (a)	Carrying Amount		Fair Value		Carrying Amount	Fair Value
Con Edison	$20,796	(b)	$18,234	(b)	$23,044	$26,287
CECONY	19,080		16,699		18,382	21,382
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $202 million and $195 million for Con Edison and CECONY, respectively, as of December 31, 2022 and $226 million and $193 million for Con Edison and CECONY, respectively, as of December 31, 2021.
(b)Amounts shown exclude the debt of the Clean Energy Businesses, which were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A, and Note X for additional information. The carrying value and fair value of the Clean
Energy Businesses’ long-term debt, including the current portion, as of December 31, 2022 was $2,645 million and $2,489 million, respectively.
The fair values of the Companies' long-term debt have been estimated primarily using available market information and at December 31, 2022 are classified as Level 2 liabilities (see Note R).

152	CON EDISON ANNUAL REPORT 2022

Significant Debt Covenants
The significant debt covenants under the financing arrangements for the Companies' debentures include obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other entity unless certain conditions are met. The Companies' debentures have no cross default provisions. The tax–exempt financing arrangements of CECONY are subject to covenants for the debentures discussed above and the covenants discussed below. The Companies were in compliance with their significant debt covenants at December 31, 2022.

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
Note D – Short-Term Borrowing
In December 2016, Con Edison and the Utilities entered into a credit agreement (Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement, as amended in 2019, expires in December 2023. There was a maximum of $2,250 million of credit available through December 2022 and $2,200 million of credit available from then through December 2023. The full amount is available to CECONY and $1,000 million (subject to increase up to $1,500 million) is available to Con Edison, including up to $1,200 million of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. The Companies have not borrowed under the Credit Agreement. In March 2022, CECONY entered into a 364-Day Revolving Credit Agreement (the CECONY Credit Agreement) under which banks are committed to provide loans up to $750 million on a revolving credit basis. The CECONY Credit Agreement expires on March 30, 2023 and supports CECONY’s commercial paper program. CECONY has not borrowed under the CECONY Credit Agreement. At December 31, 2022, Con Edison had $2,640 million of commercial paper outstanding, of which $2,300 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2022 was 4.8 percent for both Con Edison and CECONY. At December 31, 2021, Con Edison had $1,488 million of commercial paper outstanding of which $1,361 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2021 was 0.3 percent for both Con Edison and CECONY.

At December 31, 2022 and 2021, no loans were outstanding under the Credit Agreement or the CECONY Credit Agreement. An immaterial amount of letters of credit were outstanding under the Credit Agreement as of December 31, 2022 and 2021.

The banks’ commitments under the Credit Agreement and the CECONY Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies under the Credit Agreement or by CECONY under the CECONY Credit Agreement, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement or the CECONY Credit Agreement, respectively, immediately due and payable and for the Credit Agreement, require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default for a company include that company exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2022 this ratio was 0.54 to 1 for Con Edison and 0.56 to 1 for CECONY); that company having liens on its assets in an aggregate amount exceeding five percent of its consolidated total capital, subject to certain exceptions; that company or any of its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt) of that company; the

CON EDISON ANNUAL REPORT 2022	153

occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) of that company or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. The Companies were in compliance with their significant debt covenants at December 31, 2022.

In June 2022 and January 2023, Con Edison borrowed $400 million and $200 million, respectively, at a variable rate under a 364-Day Senior Unsecured Term Loan Credit Agreement entered into by the company in June 2022, as amended in November 2022 (the June 2022 Term Loan Credit Agreement). The interest rate at December 31, 2022 was 4.94 percent. Upon a change of control of, or upon an event of default by Con Edison, the bank may declare the loans, accrued interest and any other amounts due by Con Edison immediately due and payable. Events of default include Con Edison exceeding at any time a ratio of consolidated debt to consolidated total capital of 0.65 to 1; Con Edison or its subsidiaries having liens on its or their assets in an aggregate amount exceeding 5.0 percent of Con Edison’s consolidated total capital, subject to certain exceptions; Con Edison or its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Subject to certain exceptions, the term loans issued under the June 2022 Term Loan Credit Agreement are subject to mandatory termination and prepayment with the net cash proceeds of certain equity issuances or asset sales by Con Edison. The term loans mature in June 2023.

In August 2022, the Clean Energy Businesses entered into and borrowed $150 million at a variable rate under a 364-Day Senior Unsecured Term Loan Credit Agreement, which is guaranteed by Con Edison (see Note H) and includes customary terms and conditions. The interest rate at December 31, 2022 was 5.06 percent. Upon a change of control of the Clean Energy Businesses, the bank may declare the loan, accrued interest and any other amounts due by the Clean Energy Businesses immediately due and payable if the bank does not consent to a guarantee from the successor company, which consent may not be unreasonably withheld. Upon an event of default of the Clean Energy Businesses, the bank may declare the loan, accrued interest and any other amounts due by the Clean Energy Businesses immediately due and payable. This loan is classified within liabilities held for sale on Con Edison's balance sheet as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X for additional information.

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
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit costs for 2022, 2021 and 2020 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2022	2021	2020	2022	2021	2020
Service cost – including administrative expenses	$287	$343	$293	$270	$321	$274
Interest cost on projected benefit obligation	505	471	549	475	443	515
Expected return on plan assets	(1,168)	(1,096)	(1,034)	(1,109)	(1,040)	(980)
Recognition of net actuarial loss	377	787	699	358	746	661
Recognition of prior service credit	(16)	(17)	(16)	(21)	(19)	(19)
TOTAL PERIODIC BENEFIT COST	$(15)	$488	$491	$(27)	$451	$451
Cost capitalized	(137)	(154)	(130)	(129)	(146)	(123)
Reconciliation to rate level	259	(226)	(250)	245	(216)	(239)
Total expense recognized	$107	$108	$111	$89	$89	$89

154	CON EDISON ANNUAL REPORT 2022

Accounting rules require that components of net periodic benefit cost other than service cost be presented outside of operating income on consolidated income statements, and that only the service cost component is eligible for capitalization. Accordingly, the service cost components are included in the line "Other operations and maintenance" and the non-service cost components are included in the line “Other deductions” in the Companies' consolidated income statements. The rules also require disclosure of the weighted-average interest crediting rate used for cash balance plans for all periods presented, and a narrative description of significant changes in the benefit obligation which are included below and, as applicable, in Note F.
Funded Status
The funded status at December 31, 2022, 2021 and 2020 was as follows:

	Con Edison			CECONY
(Millions of Dollars)	2022	2021	2020	2022	2021	2020
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$17,357	$18,965	$16,792	$16,341	$17,821	$15,750
Service cost – excluding administrative expenses	283	337	288	266	317	269
Interest cost on projected benefit obligation	505	471	549	475	443	515
Net actuarial loss/(gain)	(5,102)	(1,547)	2,281	(4,845)	(1,441)	2,154
Benefits paid	(930)	(869)	(945)	(842)	(799)	(867)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$12,113	$17,357	$18,965	$11,395	$16,341	$17,821
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$18,504	$17,022	$15,608	$17,566	$16,147	$14,790
Actual return on plan assets	(2,583)	1,935	1,927	(2,453)	1,838	1,830
Employer contributions	30	469	475	17	432	435
Benefits paid	(930)	(869)	(945)	(842)	(799)	(867)
Administrative expenses	(42)	(53)	(43)	(40)	(52)	(41)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$14,979	$18,504	$17,022	$14,248	$17,566	$16,147
FUNDED STATUS	$2,866	$1,147	$(1,943)	$2,853	$1,225	$(1,674)
Unrecognized net loss/(gain)	$(1,485)	$205	$3,330	$(1,397)	$207	$3,145
Unrecognized prior service costs/(credits)	(124)	(140)	(156)	(143)	(163)	(183)
Accumulated benefit obligation	$11,167	$15,469	$16,768	$10,478	$14,504	$15,676

The increase in the pension funded status at December 31, 2022 for Con Edison and CECONY of $1,719 million and $1,628 million, respectively, compared with December 31, 2021, was primarily due to a decrease in the plan's projected benefit obligation as a result of an increase in the discount rate. The increase in the pension funded status liability at December 31, 2021 for Con Edison and CECONY of $3,090 million and $2,899 million, respectively, compared with December 31, 2020, was primarily due to a decrease in the plan's projected benefit obligation as a result of an increase in the discount rate and actuarial gains on plan assets exceeding the expected rate of return. See below for further information on the change in the discount rate and determination of the discount rate assumption. For Con Edison, the 2022 increase in pension funded status asset corresponds with a decrease to regulatory assets of $1,655 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $15 million (net of taxes) for the unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with certain employees of the Clean Energy Businesses, Con Edison Transmission, and RECO who previously worked for the Utilities. For 2022, included within the funded status are noncurrent liabilities of $311 million and $287 million for Con Edison and CECONY, respectively. For 2021, included within the funded status are noncurrent liabilities of $459 million and $381 million for Con Edison and CECONY, respectively.
For CECONY, the increase in pension funded status asset at December 31, 2022 corresponds with a decrease to regulatory assets of $1,579 million for unrecognized net losses and unrecognized prior service costs consistent with the accounting rules for regulated operations, and also a credit to OCI of $3 million (net of taxes) for unrecognized net losses, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with certain employees of the Clean Energy Businesses and Con Edison Transmission who previously worked for CECONY.
At December 31, 2022 and 2021, Con Edison’s investments included $459 million and $525 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in

CON EDISON ANNUAL REPORT 2022	155

these amounts for CECONY were $439 million and $499 million, respectively. See Note R. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $306 million and $280 million as of December 31, 2022, respectively, and $386 million and $352 million as of December 31, 2021, respectively.
Assumptions
The actuarial assumptions were as follows:

	2022	2021	2020
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.45%	3.00%	2.55%
Interest crediting rate for cash balance plan	4.00%	3.50%	3.00%
Rate of compensation increase
CECONY	3.80%	3.80%	3.80%
O&R	3.20%	3.20%	3.20%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	3.00%	2.55%	3.35%
Interest crediting rate for cash balance plan	3.50%	3.00%	3.30%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase
CECONY	3.80%	3.80%	3.80%
O&R	3.20%	3.20%	3.20%

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
Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2023	2024	2025	2026	2027	2028-2032
Con Edison	$748	$759	$809	$780	$792	$4,095
CECONY	692	703	754	725	738	3,824
Expected Contributions
Based on estimates as of December 31, 2022, the Companies expect to make contributions to the pension plans during 2023 of $10 million (of which $8 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost, if any, of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans.

156	CON EDISON ANNUAL REPORT 2022

Plan Assets
The asset allocations for the pension plan at the end of 2022, 2021 and 2020, and the target allocation for 2023 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2023	2022	2021	2020
Equity Securities	28% - 38%	33%	50%	51%
Debt Securities	42% - 60%	50%	38%	38%
Real Estate and Other Alternatives	12% - 22%	17%	12%	11%
Total		100%	100%	100%
Con Edison has established a pension trust for the investment of assets to be used for the exclusive purpose of providing retirement benefits to participants and beneficiaries and payment of plan expenses.
Pursuant to resolutions adopted by Con Edison’s Board of Directors, the Named Fiduciary Committee (the Committee) has general oversight responsibility for Con Edison’s pension and other employee benefit plans. The pension plan’s named fiduciaries have been granted the authority to control and manage the operation and administration of the plans, including overall responsibility for the investment of assets in the trust and the power to appoint and terminate investment managers.
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
The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2023 reflects the results of such a study conducted in 2022.
Individual fund managers operate under written guidelines provided by Con Edison, which cover such areas as investment objectives, performance measurement, permissible investments, investment restrictions, trading and execution, and communication and reporting requirements. Con Edison management regularly monitors, and the named fiduciaries review asset class performance, total fund performance, and compliance with asset allocation guidelines. Management changes fund managers and rebalances the portfolio as appropriate.
Assets measured at fair value on a recurring basis are summarized below as defined by the accounting rules for fair value measurements (see Note R).

CON EDISON ANNUAL REPORT 2022	157

The fair values of the pension plan assets at December 31, 2022 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$2,150	$3	$2,153
International Equity (b)	1,534	—	1,534
U.S. Government Issued Debt (c)	—	823	823
Corporate Bonds Debt (d)	—	4,961	4,961
Structured Assets Debt (e)	—	183	183
Other Fixed Income Debt (f)	—	1,088	1,088
Cash and Cash Equivalents (g)	71	274	345
Futures (h)	(1)	—	(1)
Total investments within the fair value hierarchy	$3,754	$7,332	$11,086
Investments measured at NAV per share (n)
Private Equity (i)			1,018
Real Estate (j)			2,366
Hedge Funds (k)			657
Total investments valued using NAV per share			$4,041
Funds for retiree health benefits (l)	(48)	(91)	(139)
Funds for retiree health benefits measured at NAV per share (l)(n)			(51)
Total funds for retiree health benefits			$(190)
Investments (excluding funds for retiree health benefits)	$3,706	$7,241	$14,937
Pending activities (m)			42
Total fair value of plan net assets			$14,979
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
(i)Private Equity consists of global private market investments. Private equity's investment objective is to generate returns on capital from a diversified portfolio of primary fund investments, secondaries and co-investments. The plan's unfunded commitments to private equity were approximately $260 million at December 31, 2022. However, the managers also expect to make significant cash flow distributions in 2023 and 2024. While the investments in this asset class cannot be redeemed, the plan would be able to receive distributions from selling its limited partnership interests in the secondary market, which would be expected to take three to six months.
(j)Real Estate investments include open-end real estate funds that invest in a portfolio of real properties that are broadly diversified by geography and property type. The real estate asset class is expected to produce returns from income and capital appreciation. Real estate also provides a hedge against inflation. The funds allow for quarterly redemptions, however the amount and timing of distributions are subject to market conditions and are currently uncertain.
(k)Hedge Funds are structured as a custom fund of one and that strategy can invest in external hedge fund managers that can pursue a wide array of strategies including event driven, fundamental long/short, relative value, directional trading, and direct sourcing. This asset class seeks to generate positive absolute returns with lower volatility than other asset classes. It invests in various hedge fund managers who can invest in all financial instruments. If desired, substantially all of the investment could be liquidated within 18 months.
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

158	CON EDISON ANNUAL REPORT 2022

The fair values of the pension plan assets at December 31, 2021 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$4,381	$—	$4,381
International Equity (b)	3,536	—	3,536
U.S. Government Issued Debt (c)	—	1,500	1,500
Corporate Bonds Debt (d)	—	3,936	3,936
Structured Assets Debt (e)	—	262	262
Other Fixed Income Debt (f)	—	1,186	1,186
Cash and Cash Equivalents (g)	80	425	505
Futures (h)	2	—	2
Total investments within the fair value hierarchy	$7,999	$7,309	$15,308
Investments measured at NAV per share (n)
Private Equity (i)			913
Real Estate (j)			2,306
Hedge Funds (k)			315
Total investments valued using NAV per share			$3,534
Funds for retiree health benefits (l)	(110)	(100)	(210)
Funds for retiree health benefits measured at NAV per share (l)(n)			(48)
Total funds for retiree health benefits			$(258)
Investments (excluding funds for retiree health benefits)	$7,889	$7,209	$18,584
Pending activities (m)			(80)
Total fair value of plan net assets			$18,504
(a) - (n) Reference is made to footnotes (a) through (n) in the above table of pension plan assets at December 31, 2022 by asset category.
The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
Con Edison	$57	$55	$52
CECONY	48	46	43

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
Total Periodic Benefit Cost
The components of the Companies’ total periodic postretirement benefit costs for 2022, 2021 and 2020 were as follows:

CON EDISON ANNUAL REPORT 2022	159

	Con Edison			CECONY
(Millions of Dollars)	2022	2021	2020	2022	2021	2020
Service cost	$18	$22	$21	$15	$16	$16
Interest cost on accumulated other postretirement benefit obligation	35	33	37	30	28	31
Expected return on plan assets	(72)	(68)	(66)	(58)	(56)	(54)
Recognition of net actuarial loss/(gain)	(14)	31	37	(9)	27	36
Recognition of prior service credit	(1)	(3)	(3)	—	(1)	(2)
TOTAL PERIODIC POSTRETIREMENT BENEFIT COST/(CREDIT)	$(34)	$15	$26	$(22)	$14	$27
Cost capitalized	(8)	(9)	(9)	(7)	(7)	(7)
Reconciliation to rate level	29	(7)	(17)	24	(12)	(25)
Total credit recognized	$(13)	($1)	$—	$(5)	$(5)	$(5)

For information about the presentation of the components of net periodic benefit cost and disclosure requirements, see Note E.
Funded Status
The funded status of the programs at December 31, 2022, 2021 and 2020 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2022	2021	2020	2022	2021	2020
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,398	$1,425	$1,357	$1,189	$1,209	$1,154
Service cost	18	22	21	15	16	16
Interest cost on accumulated postretirement benefit obligation	35	33	37	30	28	31
Net actuarial loss/(gain)	(311)	(13)	74	(239)	(3)	63
Benefits paid and administrative expenses, net of subsidies	(130)	(117)	(117)	(121)	(107)	(107)
Participant contributions	48	48	53	47	46	52
BENEFIT OBLIGATION AT END OF YEAR	$1,058	$1,398	$1,425	$921	$1,189	$1,209
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$1,150	$1,115	$1,026	$955	$940	$872
Actual return on plan assets	(225)	92	142	(187)	67	117
Employer contributions	13	6	7	10	3	4
Employer group waiver plan subsidies	55	21	20	50	19	19
Participant contributions	48	48	53	47	46	51
Benefits paid	(181)	(132)	(133)	(167)	(120)	(123)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$860	$1,150	$1,115	$708	$955	$940
FUNDED STATUS	$(198)	$(248)	$(310)	$(213)	$(234)	$(269)
Unrecognized net loss/(gain)	$37	$41	$115	$78	$67	$114
Unrecognized prior service costs	(12)	(13)	(16)	—	—	(1)
The decrease in the other postretirement benefits funded status liability at December 31, 2022 for Con Edison and CECONY of $50 million and $21 million, respectively, compared with December 31, 2021, was primarily due to a decrease in the plans' projected benefit obligation as a result of an increase in the discount rate, which more than offset the decrease in the fair value of plan assets as a result of the actual return on plan assets. See below for further information on the change in the discount rate and see Note E for determination of the discount rate assumption. The decrease in the other postretirement benefits funded status liability at December 31, 2021 for Con Edison and CECONY of $62 million and $35 million, respectively, compared with December 31, 2020, was primarily due to an increase in the fair value of plan assets as a result of the actual return on plan assets, along with a decrease in the plans' projected benefit obligation as a result of an increase in the discount rate. For 2022, included within the funded status are noncurrent assets of $72 million and $27 million for Con Edison and CECONY,

160	CON EDISON ANNUAL REPORT 2022

respectively. For 2021, included within the funded status are noncurrent assets of $79 million and $55 million for Con Edison and CECONY, respectively.
For Con Edison, the decrease in funded status liability at December 31, 2022 corresponds with a net decrease to regulatory assets of $2 million for unrecognized net losses and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $2 million (net of taxes) for the unrecognized net losses and an immaterial change to OCI for the unrecognized prior service costs associated with the Clean Energy Businesses, Con Edison Transmission, and RECO.
For CECONY, the decrease in funded status liability at December 31, 2022 corresponds with an increase to regulatory assets of $11 million for unrecognized net losses and the unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations, a credit to OCI of $1 million (net of taxes) for the unrecognized net losses and an immaterial change to OCI for the unrecognized prior service costs associated with eligible employees of the Clean Energy Businesses and Con Edison Transmission who previously worked for CECONY.
Assumptions
The actuarial assumptions were as follows:

	2022	2021	2020
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	5.35%	2.75%	2.25%
O&R	5.45%	3.00%	2.55%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate
CECONY	2.75%	2.25%	3.10%
O&R	3.00%	2.55%	3.35%
Expected Return on Plan Assets	6.80%	6.80%	6.80%
Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies and the assumed discount rate.
The health care cost trend rates for covered medical and prescription medication expenses used to determine the accumulated other postretirement benefit obligations (APBO) at December 31, 2022 were assumed to increase each year, with the initial rate gradually decreasing to the ultimate rate as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65 Medical	7.00%	4.50%	2036
Post-65 Medical	4.50%	4.50%	—
Prescription Medications	7.50%	4.50%	2035

Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies and participant contributions:

(Millions of Dollars)	2023	2024	2025	2026	2027	2028-2032
Con Edison	$79	$80	$85	$86	$87	$430
CECONY	71	71	76	77	78	384

CON EDISON ANNUAL REPORT 2022	161

Expected Contributions
Based on estimates as of December 31, 2022, Con Edison expects to make a contribution of $1 million (all of which is expected to be made by CECONY) to the other postretirement benefit plans in 2023. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.
Plan Assets
The asset allocations for CECONY’s other postretirement benefit plans at the end of 2022, 2021 and 2020, and the target allocation for 2023 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2023	2022	2021	2020
Equity Securities	42%-80%	49%	55%	54%
Debt Securities	20%-58%	51%	45%	46%
Total	100%	100%	100%	100%
Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.
Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.
The fair values of the plans' assets at December 31, 2022 by asset category as defined by the accounting rules for fair value measurements (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$339	$339
Other Fixed Income Debt (b)	10	275	285
Cash and Cash Equivalents (c)	—	25	25
Total investments	$10	$639	$649
Funds for retiree health benefits (d)	48	91	139
Investments (including funds for retiree health benefits)	$58	$730	$788
Funds for retiree health benefits measured at net asset value (d)(e)			51
Pending activities (f)			21
Total fair value of plan net assets			$860
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

162	CON EDISON ANNUAL REPORT 2022

The fair values of the plans' assets at December 31, 2021 by asset category (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$474	$474
Other Fixed Income Debt (b)	—	379	379
Cash and Cash Equivalents (c)	—	22	22
Total investments	$—	$875	$875
Funds for retiree health benefits (d)	110	100	210
Investments (including funds for retiree health benefits)	$110	$975	$1,085
Funds for retiree health benefits measured at net asset value (d)(e)			48
Pending activities (f)			17
Total fair value of plan net assets			$1,150
(a) - (f) Reference is made to footnotes (a) through (f) in the above table of other postretirement benefit plan assets at December 31, 2022 by asset category.
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
The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2022 and 2021 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Accrued Liabilities:
Manufactured gas plant sites	$876	$845	$782	$755
Other Superfund Sites	121	95	121	95
Total	$997	$940	$903	$850
Regulatory assets	$991	$938	$906	$860
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

CON EDISON ANNUAL REPORT 2022	163

may be material. The Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) prudently incurred site investigation and remediation costs.
Environmental remediation costs incurred related to Superfund Sites at December 31, 2022 and 2021 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Remediation costs incurred	$21	$25	$20	$24
Insurance and other third party recoveries received by Con Edison or CECONY were immaterial in 2022 and 2021.
Con Edison and CECONY estimate that in 2023 they will incur costs for remediation of approximately $63 million and $61 million, respectively. The Companies are unable to estimate the time period over which the remaining accrued liability will be incurred because, among other things, the required remediation has not been determined for some of the sites.
In 2022, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $3,140 million and $2,990 million, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.
Asbestos Proceedings
Suits have been brought in NY State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, which are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At December 31, 2022, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at December 31, 2022 and 2021 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	8	8	7	7
Accrued liability – workers’ compensation	61	65	59	62
Regulatory liabilities – workers’ compensation	11	8	11	8

164	CON EDISON ANNUAL REPORT 2022

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included the company, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by the company that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, which caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to the company that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with the company related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, the company is providing $27 million of future benefits to customers (for which it has accrued a regulatory liability) and will not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Approximately eighty suits are pending against the company seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. The company notified its insurers of the incident and believes that the policies in force at the time of the incident will cover the company’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, the company accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, which estimated liability did not change as of December 31, 2022.

Other Contingencies
For additional contingencies, see “COVID-19 Regulatory Matters" and "Other Regulatory Matters” in Note B, Note G and "Uncertain Tax Positions" in Note L.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $2,412 million and $2,157 million at December 31, 2022 and 2021, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these other agreements at December 31, 2022 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$407	$—	$—	$407
Energy transactions (a)	489	22	294	805
Renewable electric projects (a)	354	69	555	978
Other (a)	222	—	—	222
Total	$1,472	$91	$849	$2,412
(a) These represent guarantees of subsidiaries of the Clean Energy Businesses. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A, and Note X.

Con Edison Transmission – Con Edison has guaranteed payment by CET of the contributions CET agreed to make to New York Transco LLC (NY Transco). CET owns a 45.7 percent interest in NY Transco. In April 2019, the New York Independent System Operator (NYISO) selected a transmission project that was jointly proposed by National Grid and NY Transco. The siting, construction and operation of the project will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. The NYISO indicated it will work with the developers to enter into agreements for the development and operation of the projects, including a

CON EDISON ANNUAL REPORT 2022	165

schedule for entry into service by December 2023. Guarantee amount shown includes the maximum possible required amount of CET’s contributions for this project as calculated based on the assumptions that the project is completed at 175 percent of its estimated costs and NY Transco does not use any debt financing for the project.
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
Other – Other guarantees include a $70 million guarantee provided by Con Edison to Travelers Insurance Company for indemnity agreements for surety bonds in connection with the operation of solar energy facilities and energy service projects of the Clean Energy Businesses. Other guarantees also include a guarantee provided by Con Edison in connection with the Clean Energy Businesses’ obligations under a $150 million, 364-Day Senior Unsecured Term Loan Credit Agreement. See Note D.
Note I – Electricity and Gas Purchase Agreements
The Utilities have electricity purchase agreements with non-utility generators and others for generating capacity and gas purchase agreements for natural gas supply, transportation and storage. The Utilities recover their purchased power and gas costs in accordance with provisions approved by the applicable state public utility regulators. See “Recoverable Energy Costs” in Note A. The Utilities also conducted auctions and have entered into various other electricity and gas purchase agreements. Assuming performance by the parties to the electricity purchase agreements, the Utilities are obligated over the terms of the agreements to make capacity and other fixed payments.
The future capacity and other fixed payments under the electricity and gas purchase agreements are estimated to be as follows:

(Millions of Dollars)	2023	2024	2025	2026	2027	All Years Thereafter
Con Edison
Electricity power purchase agreements	$121	$90	$64	$58	$44	$390
Natural gas	679	9	—	—	—	—
Gas transportation and storage	471	558	484	454	369	3,164
CECONY
Electricity power purchase agreements	121	90	64	58	44	390
Natural gas	603	8	—	—	—	—
Gas transportation and storage	412	488	424	397	323	2,762
For energy delivered and gas purchased under most of the electricity and gas purchase agreements, the Utilities are obligated to pay variable prices. The company’s payments under the significant terms of the agreements for capacity, energy, gas transportation and storage, and other fixed payments in 2022, 2021 and 2020 were as follows:

166	CON EDISON ANNUAL REPORT 2022

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
Con Edison
Astoria Generating Company (a)	$45	$20	$26
Brooklyn Navy Yard (b)	165	139	113
Gas Transportation and Storage (c)	386	393	347
Total	$596	552	$486
CECONY
Astoria Generating Company (a)	$45	$20	$26
Brooklyn Navy Yard (b)	165	139	113
Gas Transportation and Storage (c)	340	347	307
Total	$550	$506	$446
(a) Capacity purchase agreements with terms ending in 2022 through 2025.
(b) Contract for plant output, which started in 1996 and ends in 2036.
(c) Contracts for various counterparties and terms extending through 2043.

Note J – Leases
The Companies lease land, office buildings, equipment and access rights to support electric transmission facilities. The Companies recognize lease right-of-use assets and lease liabilities on their consolidated balance sheets for virtually all of their leases (other than leases that meet the definition of a short-term lease, the expense for which was immaterial). A lease right-of-use asset represents a right to use an identifiable underlying asset and obtain substantially all of the economic benefits from the use of that asset for the lease term. A lease liability represents an obligation to make lease payments arising from the lease. Leases are classified as either operating leases or finance leases. Operating leases of the Utilities, and in 2021 of the Clean Energy Businesses, are included in operating lease right-of-use asset and operating lease liabilities on the Companies’ consolidated balance sheets. Operating leases of the Clean Energy businesses are included in assets held for sale and liabilities held for sale on Con Edison's consolidated balance sheet as of December 31,2022. See "Assets and Liabilities Held for Sale" in Note A and Note X. Finance leases are included in other noncurrent assets, other current liabilities and other noncurrent liabilities. The Utilities, as regulated entities, are permitted to continue to recognize expense for operating leases using the timing that conforms to the regulatory rate treatment as rental payments are recovered from our customers and to account the same way for finance leases.

For new operating leases, the Companies recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Companies’ leases do not provide an implicit rate, the Companies used their collateralized incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Most of the Companies’ leases have remaining lease terms of one year to 20 years and may include options to renew or extend the leases for up to five years at the fair rental value. The Companies' lease terms include options to renew, extend or terminate the lease when it is reasonably certain that the Companies will exercise that option. There were no leases with material variable lease payments or residual value guarantees. The Companies account for lease and non-lease components as a single lease component.

Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the twelve months ended December 31, 2022 and 2021 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Operating lease cost	$88	$86	$67	$66
Operating lease cash flows	$83	$80	$64	$63

As of December 31, 2022 and 2021, assets recorded as finance leases for Con Edison and CECONY were $2 million and $1 million, respectively. The accumulated amortization associated with finance leases for Con Edison and CECONY were $5 million and $2 million, respectively, at December 31, 2022 and $4 million and $2 million, respectively, at December 31, 2021.

CON EDISON ANNUAL REPORT 2022	167

For the twelve months ended December 31, 2022 and 2021, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for lease obligations for Con Edison and CECONY were $79 million and $68 million, respectively, for the twelve months ended December 31, 2022, of which $10 million for Con Edison related to the Clean Energy Businesses which were classified as held for sale, see "Assets and Liabilities Held for Sale" in Note A and Note X, and were $58 million and $12 million, respectively, for the twelve months ended December 31, 2021.

Other information related to leases for Con Edison and CECONY at December 31, 2022 and 2021 was as follows:

	Con Edison		CECONY
	2022	2021	2022	2021
Weighted Average Remaining Lease Term:
Operating leases, (a)	12.3 years	18.5 years	12.4 years	12.1 years
Finance leases	7.2 years	7.1 years	2.3 years	3.1 years
Weighted Average Discount Rate:
Operating leases, (a)	3.7%	4.3%	3.7%	3.5%
Finance leases	1.9%	1.8%	1.0%	1.1%
(a)Amounts for Con Edison in 2022 exclude operating leases of the Clean Energy Businesses, which were classified as held for sale as of December 31, 2022, see "Assets and Liabilities Held for Sale" in Note A and Note X. Including the operating leases of the Clean Energy Businesses would result in a weighted average remaining lease term of 18.3 years and a weighted average discount rate of 4.4% as of December 31, 2022.
Future minimum lease payments under non-cancellable leases at December 31, 2022 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending December 31, (b)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2023	$64	$—	$64	$—
2024	65	1	64	1
2025	65	—	64	—
2026	64	—	64	—
2027	64	—	64	—
All years thereafter	419	1	419	—
Total future minimum lease payments	$741	$2	$739	$1
Less: imputed interest	(162)	—	(161)	—
Total	$579	$2	$578	$1
Reported as of December 31, 2022
Operating lease liabilities (current) (a)	$103	$—	$103	$—
Operating lease liabilities held for sale (current)	33	—	—	—
Operating lease liabilities (noncurrent) (a)	476	—	475	—
Operating lease liabilities held for sale (noncurrent)	249	—	—	—
Other current liabilities	—	—	—	—
Other noncurrent liabilities	—	2	—	1
Total	$861	$2	$578	$1
(a)Amounts exclude operating lease liabilities of the Clean Energy Businesses ($281 million), which are classified as current liabilities held for sale on Con Edison's consolidated balance sheet as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.

168	CON EDISON ANNUAL REPORT 2022

(b)Amounts exclude operating lease future minimum lease payments of the Clean Energy Businesses, of $19 million, $18 million, $19 million, $17 million, $17 million, and $492 million for the 12 months ended December 31, 2023, 2024, 2025, 2026, 2027, and all years thereafter, respectively, and imputed interest of $301 million.

At December 31, 2022, the Companies had an additional operating lease agreement that had not yet commenced, for a solar electric facility under construction by the Clean Energy Businesses, the amount of which was not material. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.

The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the twelve months ended December 31, 2022 and 2021.

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

Con Edison has recorded goodwill related to the O&R merger, the acquisition of a portion of Honeoye, and the acquisitions of a residential solar company and a battery storage company by the Clean Energy Businesses. In 2022 and 2021, Con Edison completed impairment tests for its goodwill of $406 million related to the O&R merger and determined that it was not impaired. For the impairment test, $245 million and $161 million of goodwill were allocated to CECONY and O&R, respectively. In 2022 and 2021, the Companies performed the qualitative assessment for goodwill related to the O&R merger. In 2022 and 2021, Con Edison completed impairment tests for goodwill of $1 million and $8 million, respectively, related to Honeoye, $14 million related to the residential solar company acquired by the Clean Energy Businesses and $18 million related to the battery storage company acquired by the Clean Energy Businesses. The amounts related to the Clean Energy Businesses were classified as held for sale on Con Edison's consolidated balance sheet as of December 31, 2022. In 2021, Con Edison determined, based on a discounted cash flow analysis, that $7 million of goodwill was impaired related to Honeoye, $5 million of which was attributed to CET and $2 million of which was attributed to CECONY.

Estimates of future cash flows, projected growth rates, and discount rates inherent in the cash flow estimates for Con Edison subsidiaries other than the Utilities may vary significantly from actual results, which could result in a future impairment of goodwill. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of goodwill may not be recoverable at December 31, 2022 and 2021.

CON EDISON ANNUAL REPORT 2022	169

Note L – Income Tax

The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2022	2021	2020	2022	2021	2020
State
Current	$5	$14	$7	$0	$1	$6
Deferred	324	79	50	110	106	97
Federal
Current	58	43	(2)	170	121	41
Deferred	117	61	42	(23)	21	73
Amortization of investment tax credits	(6)	(7)	(7)	(2)	(3)	(2)
Total income tax expense	$498	$190	$90	$255	$246	$215

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2022	2021	2020	2022	2021	2020
STATUTORY TAX RATE
Federal	21%	21%	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income taxes, net of federal income tax benefit	6	4	4	5	5	5
Taxes attributable to noncontrolling interests	1	3	(1)	—	—	—
Cost of removal	1	2	2	1	1	1
Other plant-related items	—	(1)	(1)	(1)	(1)	(1)
Amortization of excess deferred federal income taxes	(9)	(12)	(14)	(10)	(11)	(12)
Renewable energy credits	(2)	(2)	(3)	—	—	—
Research and development credits	—	(1)	—	—	—	—
Remeasurement of accumulated deferred state income taxes, net of federal income tax benefit	6	—	—	—	—	—
Other	—	—	(1)	—	—	1
Effective tax rate	24%	14%	7%	16%	15%	15%

Con Edison’s effective tax rate increased 10% in 2022 primarily due to higher income before income tax expense and the remeasurement of deferred state income tax assets and liabilities as a result of the anticipated sale of the Clean Energy Businesses (see Note X). Con Edison estimated the impact of the anticipated sale on its state apportionment factors and recorded an increase to its net accumulated deferred state income tax liabilities of $111 million and an increase to its valuation allowance on state and local net operating loss (NOL) carryforwards of $10 million, and recorded a corresponding deferred income tax expense of $121 million (net of federal income taxes) in the fourth quarter of 2022. During 2022, Con Edison wrote off $11 million of deferred tax assets (net of federal income taxes) and related valuation allowance on other state NOLs, with no impact on deferred income tax expense, and recognized a deferred income tax benefit of $3 million (net of federal income taxes) from net operating losses that were utilized during the year.

170	CON EDISON ANNUAL REPORT 2022

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Deferred tax liabilities:
Property basis differences	$8,770	$8,298	$7,475	$7,213
Regulatory Assets:
Deferred storm costs	27	33	—	—
Environmental remediation costs	278	264	254	241
Other regulatory assets	754	640	720	609
Unrecognized pension and other postretirement costs	22	36	22	31
Pensions and retiree benefits – asset	917	478	894	471
Operating lease right-of-use asset	230	204	163	155
Equity investments	26	—	—	—
Other	—	30	—	—
Total deferred tax liabilities	$11,024	$9,983	$9,528	$8,720
Deferred tax assets:
Regulatory liabilities:
Unrecognized pension and other postretirement costs	447	—	431	—
Future income tax	489	554	454	517
Other regulatory liabilities	860	727	739	620
Tax credits carryforward	767	946	—	—
Loss carryforwards	117	144	24	38
Valuation allowance	(18)	(22)	—	—
Superfund and other environmental costs	280	264	254	238
Operating lease liabilities	233	195	162	155
Pensions and retiree benefits – liability	162	218	148	188
Asset retirement obligations	153	177	140	141
Equity investments	—	34	—	—
Other	14	—	45	42
Total deferred tax assets	3,504	3,237	2,397	1,939
Net deferred tax liabilities	$7,520	$6,746	$7,131	$6,781
Unamortized investment tax credits	121	127	13	15
Net deferred tax liabilities and unamortized investment tax credits	$7,641	$6,873	$7,144	$6,796

At December 31, 2022, Con Edison has $767 million in general business tax credit carryovers (primarily renewable energy tax credits). If unused, these general business tax credit carryovers will begin to expire in 2034. A deferred tax asset for these tax attribute carryforwards was recorded, and no valuation allowance was provided, as it is more likely than not that the deferred tax asset will be realized.

At December 31, 2022, Con Edison has a New York State NOL of $892 million, primarily as a result of accelerated tax depreciation. A deferred tax asset of $84 million has been recognized for these New York State NOL carryforwards that will begin to expire, if unused, in 2038, and no valuation allowance is needed as it is more likely than not that the deferred tax asset will be realized. In addition, Con Edison has a deferred tax asset on its New York City NOL carryforward of $17 million that will begin to expire, if unused, in 2035, and a related valuation allowance of $14 million as it is not more likely than not that the deferred tax assets will be realized. Con Edison also has a deferred tax asset of $46 million on other state net operating loss carryforwards that will begin to expire if unused in 2038, and have a related valuation allowance of $10 million, as it is not more likely than not that the deferred tax assets will be realized.

In April 2021, NY State passed a law that temporarily increased the corporate franchise tax rate on business income from 6.50 percent to 7.25 percent for a 3 year period, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also temporarily reinstated the business capital tax, not to exceed an annual maximum tax liability of $5 million per taxpayer, with the corporation paying the higher of its franchise or income tax liability during the same period. The provisions to increase the corporate franchise tax rate and reinstate

CON EDISON ANNUAL REPORT 2022	171

a business capital tax are scheduled to expire after 2023 and are not expected to have a material impact on the Company’s financial position, results of operations or liquidity. On November 19, 2021, the Acting Commissioner determined that the Metropolitan Transportation Authority (MTA) surcharge rate will remain the same at 30% for tax years beginning on or after January 1, 2022, and before January 1, 2023. As a result of the Clean Energy Businesses anticipated sale, Con Edison expects to have NY State taxable income in excess of the $5 million after utilizing its entire NY State NOL, and the group will be subject to the higher 7.25 percent (9.4 percent with MTA surcharge rate) rate on its taxable income, which was included in Con Edison's remeasurement of its deferred state income tax assets and liabilities at the end of 2022.
Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

	Con Edison			CECONY
(Millions of Dollars)	2022	2021	2020	2022	2021	2020
Balance at January 1,	$17	$14	$13	$5	$3	$2
Additions based on tax positions related to the current year	3	3	—	2	2	—
Additions based on tax positions of prior years	6	2	1	1	1	1
Reductions for tax positions of prior years	(1)	(2)	—	—	(1)	—
Settlements	(2)	—	—	—	—	—
Balance at December 31,	$23	$17	$14	$8	$5	$3

At December 31, 2022, the estimated liability for uncertain tax positions for Con Edison was $23 million ($8 million for CECONY). Con Edison reasonably expects to resolve within the next twelve months approximately $20 million of various federal uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is $6 million, which, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $23 million with $8 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2022, 2021 and 2020, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At December 31, 2022 and 2021, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

During 2022, Con Edison settled its Massachusetts corporation excise tax audit for tax years 2013 through 2018, and made a payment of $2 million during the year and released $1 million of uncertain tax positions as a result of the settlement.

Con Edison's federal tax returns for tax years 2021 and 2020 remain under examination. State and local income tax returns remain open for examination in NY for tax years 2010 through 2021, in NJ for tax years 2018 through 2021 and in New York City for tax years 2018 through 2021.

172	CON EDISON ANNUAL REPORT 2022

Note M – Revenue Recognition
The following table presents, for the years ended December 31, 2022, 2021 and 2020, revenue from contracts with customers as defined in Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	2022			2021			2020
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$9,917	$(166)	$9,751	$8,736	$70	$8,806	$8,026	$77	$8,103
Gas	2,875	49	2,924	2,324	54	2,378	1,998	38	2,036
Steam	584	9	593	519	13	532	494	14	508
Total CECONY	$13,376	$(108)	$13,268	$11,579	$137	$11,716	$10,518	$129	$10,647
O&R
Electric	771	2	773	691	(10)	681	619	10	629
Gas	306	6	312	265	(5)	260	224	9	233
Total O&R	$1,077	$8	$1,085	$956	$(15)	$941	$843	$19	$862
Clean Energy Businesses (c)
Renewables	637	—	637	638	—	638	608	—	608
Energy services	317	—	317	234	—	234	52	—	52
Develop/Transfer Projects	44	—	44	45	—	45	1	—	1
Other	—	321	321	—	105	105	—	75	75
Total Clean Energy Businesses	$998	$321	$1,319	$917	$105	$1,022	$661	$75	$736
Con Edison Transmission	4	—	4	4	—	4	4	—	4
Other (b)	—	(6)	(6)	—	(7)	(7)	—	(3)	(3)
Total Con Edison	$15,455	$215	$15,670	$13,456	$220	$13,676	$12,026	$220	$12,246
(a) For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their NY electric and gas rate plans (see "Rate Plans" in Note B) and for 2021 recognition of late payment charges and fees that were not billed (LPCs) for the years ended December 31, 2020 and 2021 and for which recovery was granted by the NYSPSC. See "COVID-19 Regulatory Matters" in Note B and "Utilities' Assessment of Late Payment Charges" below. The amount of revenue recognized under such alternative revenue programs for 2021 includes $48 million, $34 million and $74 million for CECONY's revenue decoupling mechanisms, net EAMs, and LPCs, respectively, and $(18) million, $2 million and $4 million for O&R's revenue decoupling mechanisms, net EAMs, and LPCs, respectively. For the Clean Energy Businesses, this includes revenue from wholesale services.
(b) Parent company and consolidation adjustments.
(c) The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.

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

CON EDISON ANNUAL REPORT 2022	173

interruptible gas revenues, other than those authorized by the NYSPSC to be retained by the Utilities, for refund to firm gas sales and transportation customers.

The Clean Energy Businesses recognize revenue for the sale of energy from renewable electric projects as energy is generated and billed to counterparties; accrue revenues at the end of each month for energy generated but not yet billed to counterparties; and recognize revenue as energy is delivered and services are provided for managing energy supply assets leased from others and managing the dispatch, fuel requirements and risk management activities for generating plants and merchant transmission in the northeastern United States. The Clean Energy Businesses also recognize revenue for providing energy-efficiency services to government and commercial customers, and recognize revenue for engineering, procurement and construction services, under the percentage-of-completion method of revenue recognition. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
Clean Energy Businesses' Use of the Percentage-of-Completion Method
Sales and profits on each percentage-of-completion contract are recorded each month based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative revenues recognized in prior periods (the ‘‘cost-to-cost’’ method). The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.

	2022			2021			2020
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$35	$7		$11	$41		$29	$17
Additions (c)	324	—		242	—		88	31
Subtractions (c)	279	4	(d)	218	34	(d)	106	7	(d)
Ending balance as of December 31,	$80	$3		$35	$7		$11	$41
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
(d)Of the subtractions from unearned revenue, $4 million, $34 million and $7 million were included in the balances as of January 1, 2022, 2021, and 2020, respectively.

As of December 31, 2022, the aggregate amount of the remaining fixed performance obligations of the Clean Energy Businesses under contracts with customers for energy services is $89 million, of which $51 million will be recognized within the next two years, and the remaining $38 million will be recognized pursuant to long-term service and maintenance agreements. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
Utilities' Assessment of Late Payment Charges
In March 2020, the Utilities began suspending new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect, commencing December 1, 2021 through December 31, 2022, $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. In April 2022, the NYSPSC approved the October 2021 O&R NY joint proposal for new electric and gas rate plans for the three-year period from January 2022 through December 2024 that includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years;

174	CON EDISON ANNUAL REPORT 2022

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

The Clean Energy Businesses’ customer accounts receivable balance generally reflects the management of energy supply assets, energy-efficiency services to government and commercial customers, and the engineering, procurement, and construction services of renewable energy projects. The Clean Energy Businesses calculate an allowance for uncollectible accounts related to their energy services customers based on an aging and customer-specific analysis. The amount of such reserves was not material at December 31, 2022 and December 31, 2021. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.

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

Starting in 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases to the allowance for customer uncollectible accounts for Con Edison and CECONY were $5 million and $10 million, respectively, for the year ended December 31, 2022. The increases to the allowance for uncollectible accounts for Con Edison and CECONY were $169 million and $166 million for the year ended December 31, 2021.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.

The table below presents a rollforward by major portfolio segment type for the years ended December 31, 2022 and 2021:

CON EDISON ANNUAL REPORT 2022	175

	For the Year Ended December 31,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2022	2021	2022	2021	2022	2021	2022	2021
Allowance for credit losses
Beginning Balance at January 1,	$317	$148	$22	$7	$304	$138	$19	$4
Recoveries	17	14	—	1	16	12	—	1
Write-offs	(103)	(91)	(6)	(2)	(94)	(86)	(4)	(1)
Reserve adjustments	91	246	(6)	16	88	240	(8)	15
Ending Balance December 31,	$322	$317	$10	$22	$314	$304	$7	$19

176	CON EDISON ANNUAL REPORT 2022

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

During the years ended December 31, 2022, 2021, and 2020, equity awards were granted under the 2013 LTIP. Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new shares (authorized, but unissued) or treasury shares (existing treasury shares or shares purchased in the open market). The shares used during the year ended December 31, 2022 were new shares. The Companies intend to use new shares to fulfill their stock-based compensation obligations for 2023.
The Companies recognized stock-based compensation expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the years ended December 31, 2022, 2021 and 2020:

	Con Edison			CECONY
(Millions of Dollars)	2022	2021	2020	2022	2021	2020
Performance-based restricted stock	$52	$23	$7	$43	$19	$6
Time-based restricted stock	2	2	1	2	2	1
Non-employee director deferred stock compensation	3	3	2	3	3	2
Stock purchase plan	7	7	7	6	7	7
Total	$64	$35	$17	$54	$31	$16
Income tax benefit	$18	$10	$5	$15	$9	$4
Restricted Stock and Stock Units
Restricted stock and stock unit awards under the LTIP have been made as follows: (i) awards that provide for adjustment of the number of units (performance-restricted stock units or Performance RSUs) to certain officers and employees; (ii) time-based awards to certain officers and employees; and (iii) awards to non-employee directors. Restricted stock and stock units awarded represent the right to receive, upon vesting, shares of Con Edison common stock, or, except for units awarded under the directors’ plan, the cash value of shares or a combination thereof.
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

CON EDISON ANNUAL REPORT 2022	177

	2022	2021	2020
Risk-free interest rate (a)	4.41% - 4.73%	0.39% - 0.73%	0.10% -0.13%
Expected term (b)	3 years	3 years	3 years
Expected share price volatility (c)	19.65% - 21.77%	17.25% - 31.42%	30.16% - 40.95%
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
A summary of changes in the status of the Performance RSUs’ TSR and non-TSR portions during the year ended December 31, 2022 is as follows:

	Con Edison			CECONY
		Weighted Average Grant Date Fair Value (a)			Weighted Average Grant Date Fair Value (a)
	Units	TSR Portion (b)	Non-TSR Portion (c)	Units	TSR Portion (b)	Non-TSR Portion (c)
Non-vested at December 31, 2021	984,728	$72.67	$79.14	744,278	$72.71	$79.20
Granted	231,600	89.90	83.76	172,003	90.25	84.32
Vested	(320,821)	64.59	80.17	(240,022)	65.04	80.45
Forfeited	(30,416)	80.08	77.73	(28,433)	80.04	77.68
Non-vested at December 31, 2022	865,091	$80.02	$80.04	647,826	$79.89	$80.16
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
The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding at December 31, 2022 is $37 million, including $30 million for CECONY, and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY. Con Edison and CECONY paid cash of $10 million and $9 million in 2022, $8 million and $7 million in 2021, and $21 million and $18 million in 2020, respectively, to settle vested Performance RSUs.
In accordance with the accounting rules for stock compensation, for time-based awards, the Companies are accruing a liability and recognizing compensation expense based on the market value of a common share throughout the vesting period. The vesting period for awards is three years and is based on the officer or employee’s continuous service to Con Edison. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income.
A summary of changes in the status of time-based awards during the year ended December 31, 2022 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	61,620	$79.68	57,870	$79.70
Granted	149,650	86.59	118,458	87.46
Vested	(22,450)	84.81	(21,200)	84.81
Forfeited	(8,232)	81.51	(7,713)	81.54
Non-vested at December 31, 2022	180,588	$84.69	147,415	$85.10
The total expense to be recognized by Con Edison in future periods for unvested time-based awards outstanding at December 31, 2022 is $9 million, including $8 million for CECONY, and is expected to be recognized over a

178	CON EDISON ANNUAL REPORT 2022

weighted average period of one year. Con Edison and CECONY paid cash of $2 million in 2022, and $1 million in 2021 and 2020, to settle vested time-based awards.
Under the LTIP, each non-employee director receives stock units, which are deferred until the director’s separation from service or another date specified by the director. Each director may also elect to defer all or a portion of their cash compensation into additional stock units, which are deferred until the director’s termination of service or another date specified by the director. Non-employee directors’ stock units issued under the LTIP are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the year ended December 31, 2022, approximately 31,000 units were issued at a weighted average grant date price of $93.60.
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
Participants in the plan immediately vest in shares purchased by them under the plan. Prior to September 1, 2020, the fair value of the shares of Con Edison common stock purchased under the plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2020, the plan was amended and as a result of the amendment, the fair value of the shares of Con Edison common stock purchased after September 1, 2020 under the plan was calculated using the closing price at which shares were traded on the New York Stock Exchange on the last business day of the month for all shares purchased during the month. During 2022, 2021 and 2020, 744,932, 957,866 and 836,984 shares were purchased under the Stock Purchase Plan at a weighted average price of $91.59, $73.38 and $79.82 per share, respectively.

CON EDISON ANNUAL REPORT 2022	179

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
The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2022 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets		Capital expenditures
CECONY
Electric	$9,751	$19	$1,315	$1,496	$259	$582	$138	$39,153		$2,522
Gas	2,924	8	367	660	52	198	141	15,361		1,128
Steam	593	76	96	(21)	21	42	(18)	2,931		108
Consolidation adjustments	—	(103)	—	—	—	—	—	—		—
Total CECONY	$13,268	$—	$1,778	$2,135	$332	$822	$261	$57,445		$3,758
O&R
Electric	$773	$—	$71	$94	$17	$29	$17	$2,247		$167
Gas	312	—	27	42	6	17	8	1,264		76
Other	—	—	—	—	—	—	—	—		—
Total O&R	$1,085	$—	$98	$136	$23	$46	$25	$3,511		$243
Clean Energy Businesses	$1,319	$—	$178	$368	$3	$(35)	$84	$7,224	(b)	$399
Con Edison Transmission	4	—	1	(10)	19	5	1	314		65
Other (c)	(6)	—	1	(5)	(51)	14	51	571		—
Total Con Edison	$15,670	$—	$2,056	$2,624	$326	$852	$422	$69,065		$4,465

As of and for the Year Ended December 31, 2021 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets		Capital expenditures
CECONY
Electric	$8,806	$18	$1,286	$1,802	$(84)	$542	$151	$36,260		$2,189
Gas	2,378	8	326	646	(16)	179	110	13,748		1,126
Steam	532	74	93	12	(8)	41	(9)	2,647		103
Consolidation adjustments	—	(100)	—	—	—	—	—	—		—
Total CECONY	$11,716	$—	$1,705	$2,460	$(108)	$762	$252	$52,655		$3,418
O&R
Electric	$681	$—	$69	$100	$(8)	$27	$13	$2,123		$147
Gas	260	—	26	50	(4)	15	8	1,169		70
Other	—	—	—	—	—	—	—	—		—
Total O&R	$941	$—	$95	$150	$(12)	$42	$21	$3,292		$217
Clean Energy Businesses	$1,022	$—	$231	$236	$(10)	$68	$44	$6,554	(b)	$298
Con Edison Transmission	4	—	1	(16)	(407)	9	3	249		31
Other (c)	(7)	—	—	(4)	(1)	24	20	366		—
Total Con Edison	$13,676	$—	$2,032	$2,826	$(538)	$905	$340	$63,116		$3,964

180	CON EDISON ANNUAL REPORT 2022

As of and for the Year Ended December 31, 2020 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income taxes on operating income (a)	Total assets		Capital expenditures
CECONY
Electric	$8,103	$18	$1,214	$1,731	$(134)	$535	$130	$35,673		$2,080
Gas	2,036	7	294	574	(25)	164	102	12,678		1,044
Steam	508	74	90	5	(12)	40	(14)	2,616		122
Consolidation adjustments	—	(99)	—	—	—	—	—	—		—
Total CECONY	$10,647	$—	$1,598	$2,310	$(171)	$739	$218	$50,967		$3,246
O&R
Electric	$629	$—	$65	$99	$(10)	$26	$13	$2,097		$159
Gas	233	—	25	48	(4)	15	8	1,150		61
Other	—	—	—	—	—	—	—	—		—
Total O&R	$862	$—	$90	$147	$(14)	$41	$21	$3,247		$220
Clean Energy Businesses	$736	$—	$231	$215	$4	$196	$(43)	$6,848	(b)	$616
Con Edison Transmission	4	—	1	(8)	$(215)	18	—	1,348		3
Other (c)	(3)	—	—	(10)	(5)	25	(3)	485		—
Total Con Edison	$12,246	$—	$1,920	$2,654	$(401)	$1,019	$193	$62,895		$4,085
(a)For Con Edison, the income tax expense/(benefit) on non-operating income was $76 million, $(150) million and $(103) million in 2022, 2021 and 2020, respectively. For CECONY, the income tax expense/(benefit) on non-operating income was $(6) million, $(6) million and $(3) million in 2022, 2021 and 2020, respectively.
(b)The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
(c)Parent company and consolidation adjustments. Other does not represent a business segment.

CON EDISON ANNUAL REPORT 2022	181

Note Q – Derivative Instruments and Hedging Activities
Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. These are economic hedges, for which the Utilities and the Clean Energy Business do not elect hedge accounting. The Companies use economic hedges to manage commodity price risk in accordance with provisions set by state regulators. The volume of hedging activity at the Utilities is dependent upon the forecasted volume of physical commodity supply to meet customer needs, and program costs or benefits are recovered from or credited to full-service customers, respectively. See "Recoverable Energy Costs" in Note A. The Clean Energy Businesses use interest rate swaps to manage the risks associated with interest rates related to outstanding and expected future debt issuances and borrowings. Derivatives are recognized on the consolidated balance sheet at fair value (see Note R), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
The fair values of the Companies’ derivatives, including the offsetting of assets and liabilities, on the consolidated balance sheet at December 31, 2022 and 2021 were:

(Millions of Dollars)	2022				2021
Balance Sheet Location	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)		Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$378	$(332)	$46	(b)	$285	$(158)	$127	(b)(d)
Noncurrent	193	(108)	85		90	(13)	77
Total fair value of derivative assets held and used	$571	$(440)	$131		$375	$(171)	$204
Current - assets held for sale (e)	93	(8)	85	(c)	—	—	—
Noncurrent - assets held for sale (e)	83	11	94	(c)	—	—	—
Total fair value of derivative assets	$747	$(437)	$310		$375	$(171)	$204
Fair value of derivative liabilities
Current	$(198)	$166	$(32)	(b)	$(289)	$137	$(152)
Noncurrent	(49)	36	(13)		(94)	10	(84)	(d)
Total fair value of derivative liabilities held and used	$(247)	$202	$(45)		$(383)	$147	$(236)
Current - liabilities held for sale (e)	(31)	6	(25)		—	—	—
Noncurrent - liabilities held for sale (e)	(3)	(8)	(11)		—	—	—
Total fair value of derivative liabilities	$(281)	$200	$(81)		$(383)	$147	$(236)
Net fair value derivative assets/(liabilities)	$466	$(237)	$229		$(8)	$(24)	$(32)
CECONY
Fair value of derivative assets
Current	$350	$(312)	$38	(b)	$135	$(64)	$71	(b)
Noncurrent	176	(96)	80		71	(15)	56
Total fair value of derivative assets	$526	$(408)	$118		$206	$(79)	$127
Fair value of derivative liabilities
Current	$(189)	$160	$(29)		$(131)	$43	$(88)
Noncurrent	(43)	34	(9)		(50)	10	(40)
Total fair value of derivative liabilities	$(232)	$194	$(38)		$(181)	$53	$(128)
Net fair value derivative assets/(liabilities)	$294	($214)	$80		$25	$(26)	$(1)

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

182	CON EDISON ANNUAL REPORT 2022

(b)At December 31, 2022, margin deposits for Con Edison and CECONY of $13 million were classified as derivative assets, and ($(10) million and $(6) million, respectively) were classified as derivative liabilities on the consolidated balance sheet, but not included in the table. At December 31, 2021, margin deposits for Con Edison and CECONY ($1 million and an immaterial amount, respectively) were classified as derivative assets on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.
(c)Includes amounts for interest rate swaps of $31 million in current assets and $75 million in noncurrent assets. At December 31, 2022, the Clean Energy Businesses had interest rate swaps with notional amounts of $982 million. The expiration dates of the swaps range from 2025-2041.
(d)Includes amounts for interest rate swaps of $4 million in noncurrent assets, $(20) million in current liabilities and $(38) million in noncurrent liabilities. At December 31, 2021, the Clean Energy Businesses had interest rate swaps with notional amounts of $1,031 million. The expiration dates of the swaps ranged from 2025-2041.
(e)Amounts represent derivative assets and liabilities included in current assets and current liabilities held for sale, respectively, on Con Edison's consolidated balance sheet as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.

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

The Clean Energy Businesses record realized and unrealized gains and losses on their derivative contracts in gas purchased for resale and non-utility revenue in the reporting period in which they occur. The Clean Energy Businesses record changes in the fair value of their interest rate swaps in other interest expense at the end of each reporting period. Management believes that these derivative instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and interest rates. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the years ended December 31, 2022 and 2021:

		Con Edison			CECONY
(Millions of Dollars)	Balance Sheet Location	2022		2021	2022	2021
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$168		$134	$155	$124
Noncurrent	Deferred derivative gains	83		57	75	51
Total deferred gains/(losses)		$251		$191	$230	$175
Current	Deferred derivative losses	$(43)		$49	$(44)	$43
Current	Recoverable energy costs	408		3	372	—
Noncurrent	Deferred derivative losses	19		70	19	66
Total deferred gains/(losses)		$384		$122	$347	$109
Net deferred gains/(losses)		$635		$313	$577	$284
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Gas purchased for resale	$5		$18	$—	$—
	Non-utility revenue	—		3	—	—
	Other operations and maintenance expense	4		5	4	5
	Other interest expense	159	(a)	52	—	—
Total pre-tax gain/(loss) recognized in income		$168		$78	$4	$5

(a)    Comprised of amounts related to interest rate swaps of the Clean Energy Businesses. The Clean Energy Businesses were held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at December 31, 2022:

CON EDISON ANNUAL REPORT 2022	183

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	33,546,670	46,116	290,398,144	168,000
CECONY	31,567,400	30,675	272,790,000	168,000

(a)Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.
(b)Excludes electric congestion and gas basis swap contracts which are associated with electric and gas contracts and hedged volumes.
(c)Included are electric energy, capacity, and natural gas ((240) MWh, 8,616 MW, and 3,518,144 Dt, respectively) volumes of the Clean Energy Businesses.
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
At December 31, 2022, Con Edison and CECONY had $703 million and $357 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $174 million with independent system operators and $41 million with non-investment grade/non-rated counterparties (which amounts related entirely to the Clean Energy Businesses), and $353 million with investment-grade counterparties and $133 million with commodity exchange brokers of which $50 million and $50 million, respectively, related to the Clean Energy Businesses. The Clean Energy Businesses were classified as held for sale as of December 31, 2022; see "Assets and Liabilities Held for Sale" in Note A and Note X. CECONY’s net credit exposure consisted of $83 million with commodity exchange brokers and $274 million with investment-grade counterparties.
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
The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at December 31, 2022:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$157	$86
Collateral posted	70	70
Additional collateral (b) (downgrade one level from current ratings)	65	15
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	138	67

(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, which have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities and the Clean Energy Businesses were no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $9 million at December 31, 2022. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At December 31, 2022, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $115 million.

184	CON EDISON ANNUAL REPORT 2022

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
For information on the measurement of Con Edison's investment in MVP, which was measured at fair value on a non-recurring basis, see Note A. Assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021 are summarized below.

CON EDISON ANNUAL REPORT 2022	185

	2022					2021
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$84	$476	$2	$(420)	$142	$95	$260	$17	$(171)	$201
Commodity held for sale (g)	6	34	31	2	73	—	—	—	—	—
Interest rate swaps (a)(b)(c)(f) (g)	—	106	—	—	106	—	4	—	—	4
Other (a)(b)(d)	437	116	—	—	553	492	135	—	—	627
Total assets	$527	$732	$33	$(418)	$874	$587	$399	$17	$(171)	$832
Derivative liabilities:
Commodity (a)(b)(c)	$18	$204	$16	$(184)	$54	$33	$266	$28	$(148)	$179
Commodity held for sale (g)	8	24	2	2	36
Interest rate swaps (a)(b)(c)(f) (g)	—	—	—	—	—	—	57	—	—	57
Total liabilities	$26	$228	$18	$(182)	$90	$33	$323	$28	$(148)	$236
CECONY
Derivative assets:
Commodity (a)(b)(c)	$83	$434	$2	$(388)	$131	$67	$138	$1	$(79)	$127
Other (a)(b)(d)	422	110	—	—	532	474	127	—	—	601
Total assets	$505	$544	$2	$(388)	$663	$541	$265	$1	$(79)	$728
Derivative liabilities:
Commodity (a)(b)(c)	$18	$198	$8	$(180)	$44	$1	$172	$8	$(53)	$128

(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had an immaterial amount of derivative liabilities and $10 million and $9 million of commodity derivative assets, respectively, transferred from level 3 to level 2 during the year ended December 31, 2022 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2022 to less than three years as of December 31, 2022. Con Edison and CECONY had $1 million of commodity derivative assets and $4 million and $3 million of commodity derivative liabilities, respectively, transferred from level 3 to level 2 during the year ended December 31, 2021 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2021 to less than three years as of December 31, 2021.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2022 and 2021, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
(d)Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(e)Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(f)See Note Q.
(g)Amounts for 2022 represent the Clean Energy Businesses' derivative assets and liabilities included in current assets and current liabilities held for sale, respectively on Con Edison's consolidated balance sheet as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
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

186	CON EDISON ANNUAL REPORT 2022

	Fair Value of Level 3 at December 31, 2022
	(Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison — Commodity
Electricity - Held and Used	$(15)	Discounted Cash Flow	Forward capacity prices (a)	$1.42-$16.08 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights - Held and Used	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.91-$3.03 per MWh
Total Con Edison - Commodity - Held and Used	$(14)
Electricity - Held for Sale	$14	Discounted Cash Flow	Forward energy prices (a)	$22.00-$187.50 per MWh
	10	Discounted Cash Flow	Forward capacity prices (a)	$0.96-$5.75 per kW-month
Transmission Congestion Contracts/Financial Transmission Rights - Held for Sale	4	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(12.44)-$195.57 per MWh
Natural Gas - Held for Sale	1	Discounted Cash Flow	Forward natural gas prices (a)	$3.75-$14.51 per Dt
Total Con Edison - Commodity - Held for Sale (c)	$29
Total Con Edison — Commodity	$15
CECONY — Commodity
Electricity	$(7)	Discounted Cash Flow	Forward capacity prices (a)	$1.42-$16.08 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.91-$3.03 per MWh
Total CECONY — Commodity	$(6)

(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
(c)Amount represents the Fair Value of Level 3 assets of the Clean Energy Businesses, which were held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2022 and 2021 and classified as Level 3 in the fair value hierarchy:

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Beginning balance as of January 1,	$(11)	$(19)	$(7)	$(10)
Included in earnings	(11)	(9)	(5)	(3)
Included in regulatory assets and liabilities	11	3	10	1
Purchases	—	6	—	—
Settlements	11	5	5	3
Changes in level 3 assets and liabilities held for sale (a)	25	—	—	—
Transfer out of level 3	(10)	3	(9)	2
Ending balance as of December 31,	$15	$(11)	$(6)	$(7)
(a)Amounts for 2022 represent the net change in the value of level 3 assets and liabilities of the Clean Energy Businesses. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($26 million gain and $2 million loss) on the consolidated income statement for the years ended December 31, 2022 and 2021, respectively. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.

CON EDISON ANNUAL REPORT 2022	187

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
CECONY
CECONY has an ongoing long-term electricity purchase agreement with Brooklyn Navy Yard Cogeneration Partners, LP, a potential VIE. In 2022, a request was made of this counterparty for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. See Note I for information on these electricity purchase agreements; the payments for this contract constitute CECONY's maximum exposure to loss with respect to the potential VIE.

Clean Energy Businesses
The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.

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

HLBV Accounting
Con Edison has determined that the use of HLBV accounting is reasonable and appropriate to attribute income and loss to the tax equity investors. See "Use of Hypothetical Liquidation at Book Value" in Note A.

CED Nevada Virginia
In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement relating to certain projects (CED Nevada Virginia) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows will be allocated. CED Nevada Virginia is a consolidated entity in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of CED Nevada Virginia is held by the Clean Energy Businesses. The HLBV method of accounting resulted in income/(loss) for the years ended December 31, 2022 and 2021, as follows:

(Millions of Dollars)	2022	2021
Tax equity investor	$(49)	$(158)
After tax	(37)	(119)
Con Edison	41	155
After tax	31	117

Tax Equity Projects
In 2018, the Clean Energy Businesses completed its acquisition of Sempra Solar Holdings, LLC. Included in the acquisition were certain operating projects (Tax Equity Projects) with a noncontrolling tax equity investor to which a

188	CON EDISON ANNUAL REPORT 2022

percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects are consolidated entities in which Con Edison has less than a 100 percent membership interest. Con Edison is the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects is held by the Clean Energy Businesses. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements. The HLBV method of accounting resulted in income/(loss) for the years ended December 31, 2022 and 2021, as follows:

(Millions of Dollars)	2022	2021
Tax equity investor	$(11)	$6
After tax	(8)	4
Con Edison	51	30
After tax	38	24

At December 31, 2022 and 2021, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)		Copper Mountain - Mesquite Solar (c)(e)		CED Nevada Virginia (c)(h)	CED Nevada Virginia (c)(h)
(Millions of Dollars)	2022	2021	2022	2021	2022	2021
Assets held for sale (a)	$305	$—	$580	$—	$686	$—
Non-utility property, less accumulated depreciation (f)(g)	—	275	—	431	—	643
Other assets	—	37	—	167	—	55
Total assets (a)	$305	$312	$580	$598	$686	$698
Liabilities held for sale (b)	20	—	81	—	331	—
Other liabilities	—	14	—	74	—	315
Total liabilities (b)	$20	$14	$81	$74	$331	$315
(a)The assets of the Tax Equity Projects and CED Nevada Virginia represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE. Amounts shown for 2022 are included in current assets held for sale on Con Edison's consolidated balance sheet as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
(b)The liabilities of the Tax Equity Projects and CED Nevada Virginia represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary. Amounts shown for 2022 are included in current liabilities held for sale on Con Edison's consolidated balance sheet as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
(c)Con Edison did not provide any financial or other support during the year that was not previously contractually required.
(d)Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $67 million and $84 million at December 31, 2022 and 2021, respectively.
(e)Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $94 million and $118 million at December 31, 2022 and 2021, respectively.
(f)Non-utility property is reduced by accumulated depreciation of $35 million for Great Valley Solar, $59 million for Copper Mountain - Mesquite Solar and $29 million for CED Nevada Virginia at December 31, 2022.
(g)Non-utility property is reduced by accumulated depreciation of $26 million for Great Valley Solar, $44 million for Copper Mountain - Mesquite Solar and $10 million for CED Nevada Virginia at December 31, 2021.
(h)CED Nevada Virginia consists of the Copper Mountain Solar 5, Battle Mountain Solar and Water Strider Solar projects for which the noncontrolling interest of the tax equity investor was $39 million and $95 million at December 31, 2022 and 2021, respectively.

The following table summarizes the VIEs into which the Clean Energy Businesses have entered as of December 31, 2022. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.

CON EDISON ANNUAL REPORT 2022	189

Project Name	Generating Capacity (a) (MW AC)	Power Purchase Agreement Term in Years	Year of Investment	Location	Maximum Exposure to Loss (Millions of Dollars) (b)
Great Valley Solar (c)	200	15-20	2018	CA	$218
Copper Mountain - Mesquite Solar (c)	344	20-25	2018	NV and AZ	404
CED Nevada Virginia (c)	431	20-25	2021	NV and VA	316
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
Con Edison recorded asset retirement obligations for the removal of the Clean Energy Businesses’ solar and wind equipment related to projects located on property that is not owned by them and the term of the arrangement is finite including any renewal options. Con Edison did not record asset retirement obligations for the Clean Energy Businesses’ projects that are located on property that is owned by them because they expect that the equipment will continue to generate electricity at these facilities long past the manufacturer’s warranty at minimal operating expense. Therefore, Con Edison was unable to reasonably estimate the retirement date of this equipment. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
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
The following table represents the balance of asset retirement obligations as of December 31, 2022 and 2021, and changes to the obligation for the years then ended:

190	CON EDISON ANNUAL REPORT 2022

	Con Edison		CECONY
(Millions of Dollars)	2022	2021	2022	2021
Beginning Balance as of January 1,	$577	$577	$504	$508
ARO held for sale (a)	(77)	—	—	—
Changes in estimated cash flows	44	58	43	55
Accretion expense	18	18	14	15
Liabilities settled	(62)	(75)	(62)	(74)
Ending Balance as of December 31, (b)	$500	$577	$499	$504
(a)The asset retirement obligations of the Clean Energy Businesses are reflected in current liabilities held for sale on Con Edison's consolidated balance sheet as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
(b)At December 31, 2022, Con Edison and CECONY recorded reductions of $78 million and $77 million, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense. At December 31, 2021, Con Edison and CECONY recorded reductions of $87 million and $85 million, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense.
Note U – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. See “Dividends” in Note C. As a result, substantially all of the net assets of CECONY and O&R ($16,878 million and $931 million, respectively), at December 31, 2022, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries. See “Rate Plans” in Note B.
The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2022, 2021 and 2020 were as follows:

	CECONY
(Millions of Dollars)	2022	2021	2020
Cost of services provided	$135	$137	$128
Cost of services received	75	68	66
In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R $144 million, $90 million and $59 million of natural gas for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are net of the effect of related hedging transactions.
At December 31, 2022 and 2021, CECONY's net payable to Con Edison for income taxes was $89 million and $10 million, respectively.

The Utilities perform work and incur expenses on behalf of NY Transco, a company in which CET has a 45.7 percent equity interest. The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the years ended December 31, 2022 and 2021, the amounts billed by the Utilities to NY Transco were $8.0 million and $5.9 million, respectively. In May 2016, CECONY transferred certain electric transmission projects to NY Transco.

CECONY has storage and wheeling service contracts with Stagecoach Gas Services LLC (Stagecoach), a joint venture formerly owned by a subsidiary of CET and a subsidiary of Crestwood Equity Partners LP (Crestwood). In addition, CECONY is the replacement shipper on one of Crestwood’s firm transportation agreements with Tennessee Gas Pipeline Company LLC. CECONY incurred costs for storage and wheeling services from

CON EDISON ANNUAL REPORT 2022	191

Stagecoach of $31 million and $34 million for the years ended December 31, 2021 and 2020, respectively. During 2021, a subsidiary of CET completed the sale of its 50 percent interest in Stagecoach. See Note W.

CECONY has a 20-year transportation contract with Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. CET owns a 9.6 percent equity interest in MVP (that is expected to be reduced to 8.0 percent). See "Investments - 2020 and 2021 Partial Impairments of Investment in Mountain Valley Pipeline, LLC (MVP) " in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its MVP contract unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request. For the years ended December 31, 2022 and 2021, CECONY incurred no costs under the contract.
FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At December 31, 2022 and 2021 there were no outstanding loans to O&R.
The Clean Energy Businesses had financial electric capacity contracts with CECONY and O&R during 2022 and 2021. For the years ended December 31, 2022 and 2021, the Clean Energy Businesses realized a $5 million gain and $4 million loss, respectively, under these contracts. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.
Note V – New Financial Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (LIBOR), a benchmark interest rate referenced in a variety of agreements, after 2021. The United Kingdom's Financial Conduct Authority ceased publication of U.S. Dollar LIBOR after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR tenors, and expects to cease publishing after June 30, 2023 for all other U.S. Dollar LIBOR tenors. ASU 2020-04 provides entities with optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued amendments to the guidance through ASU 2021-01 to include all contract modifications and hedging relationships affected by reference rate reform, including those that do not directly reference LIBOR or another reference rate expected to be discontinued, and clarify which optional expedients may be applied to them. As the Companies continue to modify contracts that contain references to LIBOR that allow for the use of an alternative rate, they have applied the practical expedient to not assess each change for a contract modification. The guidance can be applied prospectively. The optional relief is temporary and generally cannot be applied to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, which date reflects the updates in ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Companies do not expect the guidance to have a material impact on their financial position, results of operations or liquidity.

In December 2021, the FASB issued amendments to the guidance on accounting for government assistance through ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments require that business entities that apply a grant or contribution model by analogy to other accounting guidance disclose 1) the types of assistance, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on an entity’s financial statements. For public entities, the amendments are effective for reporting periods beginning after December 15, 2021. Early adoption is permitted. The Companies have concluded the new guidance does not have a material impact on the Companies’ financial position, results of operations and liquidity.

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

192	CON EDISON ANNUAL REPORT 2022

$3 million ($2 million after-tax) and was included within "Other operations and maintenance" on Con Edison's consolidated income statement for the year ended December 31, 2021. The retained portion of the membership interest in the renewable electric project, of $11 million, was calculated based on a discounted cash flow of future projected earnings, and the retained portion is accounted for as an equity method investment. The portion of the gain attributable to the retained portion of the membership interest was not material for the year ended December 31, 2021. See Note S. The Clean Energy Businesses were held for sale as of December 31, 2022. See "Assets and Liabilities Held for Sale" in Note A and Note X.

Stagecoach Gas Services
In 2021, a subsidiary of Con Edison Gas Pipeline and Storage, LLC (CET) and its joint venture partner agreed to sell their combined interests in Stagecoach Gas Services LLC (Stagecoach) for a total of $1,225 million, of which $629 million, including closing adjustments, was attributed to CET for its 50 percent interest. The purchase and sale agreement provided for a two-stage closing, the first of which was completed in July 2021 and the second of which was completed in November 2021. See "Investments - Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)" in Note A.

CON EDISON ANNUAL REPORT 2022	193

Note X - Held-for-Sale Treatment of the Clean Energy Businesses
During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the Clean Energy Businesses. On October 1, 2022, following the conclusion of such review and to allow for continued focus on the Utilities and their clean energy transition, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables Americas, LLC, a subsidiary of RWE Aktiengesellschaft (RWE) for a total of $6,800 million, subject to closing adjustments. The purchase price will be adjusted (i) upward for certain cash and cash equivalents, (ii) downward for certain indebtedness and debt-like items, (iii) downward for certain transaction expenses, (iv) upward or downward to the extent that the net working capital varies from a set target, (v) upward or downward to the extent that capital expenditures incurred prior to the closing of the transaction vary from a set budget, and (vi) downward by the value allocated to certain assets and projects that are not able to be conveyed to RWE upon closing of the transaction. The purchase and sale agreement includes certain customary representations, warranties and covenants. The transaction is subject to customary closing conditions, including, among other things: expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which occurred on November 28,2022; approval from the FERC under Section 203 of the Federal Power Act, which was obtained on January 20, 2023, and approval by the Committee on Foreign Investment in the United States, which was obtained on February 6, 2023. The transaction is expected to close on or about the end of the first quarter of 2023.

Con Edison will retain the Clean Energy Businesses' tax equity interest in the Crane Solar project and its anticipated tax equity interest in two solar projects located in VA. These tax equity partnerships produce renewable energy tax credits that can be used to reduce Con Edison’s federal income tax in the year in which the projects are placed in service. These tax credits would be subject to recapture, in whole or in part, if the assets were sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for its interests in these tax equity partnerships.

Con Edison will retain any post-sale deferred income taxes (federal and state income taxes, including tax attributes), any valuation allowances associated with the deferred tax assets, all current federal taxes and New York state taxes and the estimated liability for uncertain tax positions. The deferred investment tax credits and accumulated amortized investment tax credits of the Clean Energy Businesses will be recognized in full upon the completion of the sale of the Clean Energy Businesses. In addition, certain projects where required transaction consents have not been obtained as of the closing of the transaction (see above) will be transferred to a Con Edison subsidiary and will be sold to RWE if and when consents to the sale have been obtained.

Concurrent with entering into the purchase and sale agreement, Con Edison incurred costs in the normal course of the sale process. A majority of the expected transaction costs of approximately $70 million ($49 million after-tax) were recorded in 2022. Also, as described in Note A, depreciation and amortization expense of approximately $61 million ($42 million after-tax) were not recorded on the assets of the Clean Energy Businesses in the fourth quarter of 2022 and will continue to not be recorded through the closing of the transaction. Further, since the Clean Energy Businesses were classified as held for sale as of December 31, 2022 and the transaction is expected to close on or about the end of the first quarter of 2023, Con Edison analyzed the potential impact of the anticipated sale on its state apportionment factors. Based on current estimates, Con Edison recorded an increase to its net deferred income tax liabilities and valuation allowance of $111 million and $10 million, respectively, and corresponding deferred income tax expense of approximately $121 million (net of federal income taxes) in the fourth quarter of 2022.

The following table shows the pre-tax operating income for the Clean Energy Businesses for the years ended December 31, 2022, 2021 and 2020.

	Clean Energy Businesses
(Millions of Dollars)	2022	2021	2020
Pre-tax operating income	$466	$310	$68
Pre-tax operating income, excluding non-controlling interest	406	158	23

The Clean Energy Business represent a reportable segment. See Note P. At December 31, 2022, the carrying amounts of the major classes of assets and liabilities of the Clean Energy Businesses that are expected to be sold are presented on a held-for-sale basis, and accordingly exclude certain intercompany and net deferred tax liability balances, as follows:

194	CON EDISON ANNUAL REPORT 2022

(Millions of Dollars)	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$25
Accounts receivable and other receivables - net allowance for uncollectible accounts	319
Accrued unbilled revenue	51
Fuel oil, gas in storage, materials and supplies, at average cost	56
Restricted cash	223
Fair value of derivatives assets	84
Prepayments	35
Other current assets	24
TOTAL CURRENT ASSETS	817
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation	4,197
Construction work in progress	522
NET PLANT	4,719
OTHER NONCURRENT ASSETS
Goodwill	31
Intangible assets, less accumulated amortization	1,222
Operating lease right-of-use asset	266
Fair value of derivatives assets	93
Other deferred charges and noncurrent assets	14
TOTAL OTHER NONCURRENT ASSETS	1,626
TOTAL ASSETS	$7,162
(a) Not included in the fair value of derivative assets above is $2 million related to an intercompany amount with CECONY, which amount is eliminated in consolidation. See Note U as that amount is governed by derivative agreements, it will remain an asset of the Clean Energy Businesses following the expected close of the sale transaction.

(Millions of Dollars)	December 31, 2022
LIABILITIES
CURRENT LIABILITIES
Long-term debt due within one year	$353
Term loan	150
Accounts payable	326
Operating lease liabilities	33
Accrued Interest	40
Other current liabilities	71
TOTAL CURRENT LIABILITIES	973
NONCURRENT LIABILITIES
Asset retirement obligations	77
Operating lease liabilities	248
Other deferred credits and noncurrent liabilities	20
TOTAL NONCURRENT LIABILITIES	345
LONG-TERM DEBT	2,292
TOTAL LIABILITIES	$3,610

CON EDISON ANNUAL REPORT 2022	195

Schedule I
Condensed Financial Information of Consolidated Edison, Inc. (a) (b)
Condensed Statement of Income and Comprehensive Income
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts)	2022	2021	2020
Equity in earnings of subsidiaries	$1,860	$1,369	$1,105
Other operating and maintenance expenses	(1)	(1)	(1)
Taxes other than income taxes	(7)	(6)	(12)
Other income (deductions)	(31)	14	33
Interest expense	(32)	(37)	(60)
Income tax expense (benefit)	(129)	7	36
Net Income	$1,660	$1,346	$1,101
Comprehensive Income	$1,677	$1,376	$1,095
Net Income Per Share – Basic	$4.68	$3.86	$3.29
Net Income Per Share – Diluted	$4.66	$3.85	$3.28
Dividends Declared Per Share	$3.16	$3.10	$3.06
Average Number Of Shares Outstanding—Basic (In Millions)	354.5	348.4	334.8
Average Number Of Shares Outstanding—Diluted (In Millions)	355.8	349.4	335.7
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.
(b)Certain prior period amounts have been reclassified to conform with current period presentation.

196	CON EDISON ANNUAL REPORT 2022

Condensed Financial Information of Consolidated Edison, Inc. (a) (c)
Condensed Statement of Cash Flows
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars)	2022	2021	2020
Net Income	$1,660	$1,346	$1,101
Equity in earnings of subsidiaries	(1,860)	(1,369)	(1,105)
Deferred income taxes	163	119	32
Dividends received from:
CECONY	978	988	982
O&R	57	52	49
Clean Energy Businesses	98	64	21
Con Edison Transmission	1	152	11
Change in Assets and Liabilities:
Accounts receivable from affiliated companies	(138)	57	(386)
Accrued taxes to affiliated companies	(1)	(1)	(78)
Accounts payable to affiliated companies	1	1	—
Other – net (b)	56	50	(89)
Net Cash Flows from Operating Activities(b)	1,015	1,459	538
Investing Activities
Contributions to subsidiaries	(150)	(1,135)	(626)
Debt receivable from affiliated companies	—	875	400
Net Cash Flows Used in Investing Activities	(150)	(260)	(226)
Financing Activities
Net proceeds of short-term debt	632	50	(537)
Issuance of long-term debt	—	—	650
Retirement of long-term debt(b)	(293)	(1,178)	(3)
Debt issuance costs	—	(1)	(3)
Issuance of common shares for stock plans, net of repurchases	57	60	58
Issuance of common shares - public offering	—	775	640
Common stock dividends	(1,089)	(1,030)	(975)
Net Cash Flows Used in Financing Activities(b)	(693)	(1,324)	(170)
Net Change for the Period	172	(125)	142
Balance at Beginning of Period	19	144	2
Balance at End of Period	$191	$19	$144
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
(c)Certain prior period amounts have been reclassified to conform with current period presentation.

CON EDISON ANNUAL REPORT 2022	197

Condensed Financial Information of Consolidated Edison, Inc. (a) (b)
Condensed Balance Sheet
(Parent Company Only)

	December 31,
(Millions of Dollars)	2022	2021
Assets
Current Assets
Cash and temporary cash investments	$191	$19
Other receivables, net allowance for uncollectible accounts	4	—
Tax receivable	5	3
Accounts receivable from affiliated companies	1,337	1,199
Prepayments	9	28
Other current assets	32	14
Total Current Assets	1,578	1,263
Investments in subsidiaries and others	20,839	19,951
Goodwill	406	406
Pension and retiree benefits - asset	5	—
Other deferred charges and noncurrent assets	2	8
Total Assets	$22,830	$21,628
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$649	$293
Term loan	400	—
Notes payable	282	50
Accounts payable	39	1
Accounts payable to affiliated companies	11	10
Accrued taxes	7	2
Accrued taxes to affiliated companies	506	507
Accrued interest	7	2
Other current liabilities	7	7
Total Current Liabilities	1,908	872
Deferred income taxes and unamortized investment tax credits	235	72
Long-term debt	—	647
Total Liabilities	2,143	1,591
Shareholders’ Equity
Common stock, including additional paid-in capital	9,840	9,748
Retained earnings	10,847	10,289
Total Shareholders’ Equity	20,687	20,037
Total Liabilities and Shareholders’ Equity	$22,830	$21,628
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.
(b)Certain prior period amounts have been reclassified to conform with current period presentation.

198	CON EDISON ANNUAL REPORT 2022

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2022, 2021 and 2020

				COLUMN C Additions
Company (Millions of Dollars)	COLUMN A Description		COLUMN B Balance at Beginning of Period	(1) Charged To Costs And Expenses	(2) Charged To Other Accounts	COLUMN D Deductions (b)	COLUMN E Balance At End of Period
Con Edison	Allowance for uncollectible accounts (a):
		2022	$339	$78	$80	$(165)	$332
		2021	$154	$83	$—	$102	$339
		2020	$74	$72	$—	$8	$154
CECONY	Allowance for uncollectible accounts (a):
		2022	$323	$74	$80	$(156)	$321
		2021	$143	$78	$—	$102	$323
		2020	$68	$65	$—	$10	$143
(a)This is a valuation account deducted in the balance sheet from the assets (Accounts receivable - customers and Other receivables) to which they apply.
(b)Accounts written off less cash collections, miscellaneous adjustments and amounts reinstated as receivables previously written off.

CON EDISON ANNUAL REPORT 2022	199

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
Not Applicable.

200	CON EDISON ANNUAL REPORT 2022

Part III
Item 10: Directors, Executive Officers and Corporate Governance

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationships and Related Transactions, and Director Independence

Item 14: Principal Accounting Fees and Services

Con Edison
Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201(d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 15, 2023. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2022, the close of the fiscal year covered by this report.

The information required pursuant to Item 201(d) of Regulation S-K as at December 31, 2022 is as follows:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)		(2)	(3)
Equity compensation plans approved by security holders
2003 LTIP (a)	93,180		—	—
2013 LTIP (b)	1,416,416		—	2,959,880
Stock Purchase Plan (c)	—		—	3,272,880
Total equity compensation plans approved by security holders	1,509,596		—	6,232,760
Total equity compensation plans not approved by security holders	500	(d)	—	—
Total	1,510,096		—	6,232,760
(a)The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2003 (the “2003 LTIP”) include 93,180 shares for stock unit awards made prior to 2013 that have vested and for which the receipt of shares was deferred. Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. Outstanding awards had no exercise price. No new awards may be made under the 2003 LTIP.
(b)The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2013 (the “2013 LTIP”) include: (A) outstanding awards made in 2014 and subsequent years (912,098 shares for performance restricted stock units and 180,588 shares for time-based restricted stock units); (B) 323,730 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price. No new awards may be made under the 2013 LTIP after May 20, 2023.
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

CON EDISON ANNUAL REPORT 2022	201

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2022 and 2021 are as follows:

	2022	2021
Audit fees	$3,690,800	$3,648,191
Audit-related fees (a)	753,795	488,806
Total fees	$4,444,595	$4,136,997
(a)Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of the company's financial statements that are not specifically deemed “Audit Services.” The major items included in audit-related fees in 2021 and 2022 are fees related to reviews of system implementations and associated internal controls.

Con Edison’s Audit Committee or, as delegated by the Audit Committee, the Chair of the Committee, approves in advance each auditing service and non-audit service permitted by applicable laws and regulations, including tax services, to be provided to CECONY by its independent accountants.

202	CON EDISON ANNUAL REPORT 2022

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

CON EDISON ANNUAL REPORT 2022	203

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 3.1.1)

3.1.2	By-laws of Con Edison, effective as of February 18, 2021. (Designated in Con Edison’s Current Report on Form 8-K, dated February 18, 2021 (File No. 1-14514) as Exhibit 3)

4.1.1	Description of Con Edison's Common Shares ($.10 par value). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 4.1.1)

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

4.1.3
Note Assumption and Exchange Agreement, dated as of June 20, 2008, between Con Edison and the institutional investors listed in Schedule I thereto. (Designated in Con Edison’s Current Report on Form 8-K, dated June 20, 2008 (File No. 1-14514) as Exhibit 4)

10.1.1.1
Credit Agreement, dated as of December 7, 2016, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated December 7, 2016 (File No. 1-14514) as Exhibit 10)

10.1.1.2
Extension Agreement, dated as of January 8, 2018, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison's Current Report on Form 8-K dated January 8, 2018 (File No. 1-14514) as Exhibit 10)

10.1.1.3
Extension Agreement and First Amendment to Credit Agreement, effective April 1, 2019, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated April 1, 2019 (File No. 1-14514) as Exhibit 10)

10.1.2
364-Day Senior Unsecured Term Loan Credit Agreement, dated as of June 30, 2022, among Con Edison, the lender party thereto, Barclays Bank PLC as Sole Lead Arranger and Sole Bookrunner and Barclays Bank PLC, as Administrative Agent (Designated in Con Edison’s Current Report on Form 8-K, dated June 30, 2022 (File No. 1-14514) as Exhibit 10)

10.1.2.1
Amendment No. 1, dated as of November 29, 2022, by and between Con Edison and Barclays Bank PLC, as Administrative Agent and Lender. (Designated in Con Edison’s Current Report on Form 8-K, dated November 29, 2022) (File No.1-14514) as Exhibit 2)

10.1.3
Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended and restated effective as of December 1, 2021. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.2)

10.1.4
The Consolidated Edison, Inc. Stock Purchase Plan, as amended and restated as of May 19, 2014. (Designated in Con Edison’s Current Report on Form 8-K dated May 19, 2014 (File No. 1-14514) as Exhibit 10)

10.1.4.1	Amendment One to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Current Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.3.2)

10.1.4.2
Amendment Two to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 1-14514) as Exhibit 10)

10.1.4.3
Amendment Three to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-14514) as Exhibit 10.1.3.4)

10.1.5.1	The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-14514) as Exhibit 10.1.1)

10.1.5.2	Amendment to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-14514) as Exhibit 10.1.1)

10.1.5.3	Amendment to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-14514) as Exhibit 10.1.2)

10.1.5.4
Amendment, dated December 18, 2017, to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.4.2)

10.1.5.5
Amendment to the Consolidated Edison Retirement Plan, effective January 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.5)

10.1.5.6
Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.6)

10.1.5.7
Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.7)

10.1.5.8
Amendment to the Consolidated Edison Retirement Plan, effective March 27, 2020. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 1-14514) as Exhibit 10.2)

10.1.5.9
Amendment to the Consolidated Edison Retirement Plan, effective January 31, 2020. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-14514) as Exhibit 10.1.4.9)

10.1.5.10
Amendment to the Consolidated Edison Retirement Plan, effective January 1, 2022. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-14514) as Exhibit 10.1.4.10)

204	CON EDISON ANNUAL REPORT 2022

10.1.5.11	Amendment to the Consolidated Edison Retirement Plan, effective October 1, 2022

10.1.6.1	The Consolidated Edison Thrift Savings Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-14514) as Exhibit 10.1.2)

10.1.6.2
Amendment, dated December 18, 2017, to the Consolidated Edison Thrift Savings Plan. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.5.3

10.1.6.3
Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.3)

10.1.6.4
Amendment to the Consolidated Edison Thrift Savings Plan, effective August 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.4)

10.1.6.5
Amendment to the Consolidated Edison Thrift Savings Plan, effective August 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.5)

10.1.6.6
Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2020. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-14514) as Exhibit 10.1.5.6)

10.1.6.7
Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2022. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-14514) as Exhibit 10.1.5.7)

10.1.7
Consolidated Edison, Inc. Supplemental Defined Contribution Pension Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (File No. 1-14514) as Exhibit 10.1)

10.1.8.1
Consolidated Edison, Inc. Long Term Incentive Plan (2003), as amended and restated effective as of December 26, 2012. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.8.1)

10.1.8.2
Amendment Number 1, effective July 1, 2010, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 as Exhibit 10.1)

10.1.8.3
Amendment Number 2, effective January 1, 2011, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-14514) as Exhibit 10.1.7.5)

10.1.8.4
Amendment Number One, dated February 17, 2022, to the Consolidated Edison, Inc. Executive Incentive Plan as amended and restated effective January 1, 2020. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (File No. 1-14514) as Exhibit 10.1)

10.1.9.1	Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Current Report on Form 8-K, dated May 20, 2013 (File No. 1-14514) as Exhibit 10)

10.1.9.2
Amendment No. 1 to the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.7.4)

10.1.9.3
Amendment No. 2 to the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.7.5)

10.1.9.4
Form of Performance Unit Award for Officers under the Consolidated Edison, Inc. Long Term Incentive Plan.(Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.8.4)

10.1.9.5
Form of Time-Based Unit Award under the Consolidated Edison, Inc. Long Term Incentive Plan. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.8.5)

10.1.10
The Consolidated Edison, Inc. Executive Incentive Plan, as amended and restated effective January 1, 2020. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.9)

10.1.11	Description of Directors’ Compensation, effective as of December 31,2022.

10.1.12	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

10.1.13
Employment offer letter between Con Edison and Timothy P. Cawley, dated November 19, 2020. (Designated in Con Edison’s Current Report on Form 8-K, dated November 19, 2020 (File No. 1-14514) as Exhibit 10)

10.1.14
Purchase and Sale Agreement, dated as of September 20, 2018, by and between Sempra Solar Portfolio Holdings, LLC and CED Southwest Holdings, Inc. (Designated in Con Edison’s Current Report on Form 8-K, dated September 20, 2018) (File No.1-14514) as Exhibit 2)

10.1.15
Purchase and Sale Agreement, dated as of October 1, 2022, between Con Edison, as Seller, and RWE Renewables Americas, LLC, as Buyer (Designated in Con Edison’s Current Report on Form 8-K, dated October 1, 2022 (File No. 1-14514) as Exhibit 10)

21.1	Subsidiaries of Con Edison (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 21.1)

23.1	Consent of PricewaterhouseCoopers LLP

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1.1	Section 1350 Certifications – Chief Executive Officer

CON EDISON ANNUAL REPORT 2022	205

32.1.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document

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

206	CON EDISON ANNUAL REPORT 2022

4.2.8	The following forms of CECONY’s Debentures, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Debenture Series	Form	Date	Exhibit
5.875% Series 2003 A	8-K	4/7/2003	4
5.10% Series 2003 C	8-K	6/10/2003	4.2
5.70% Series 2004 B	8-K	2/11/2004	4.2
5.30% Series 2005 A	8-K	3/7/2005	4
5.25% Series 2005 B	8-K	6/20/2005	4
5.85% Series 2006 A	8-K	3/9/2006	4
6.20% Series 2006 B	8-K	6/15/2006	4
5.70% Series 2006 E	8-K	12/1/2006	4.2
6.30% Series 2007 A	8-K	8/28/2007	4
6.75% Series 2008 B	8-K	4/4/2008	4.2
5.50% Series 2009 C	8-K	12/4/2009	4
4.45% Series 2010 A	8-K	6/2/2010	4.1
5.70% Series 2010 B	8-K	6/2/2010	4.2
4.20% Series 2012 A	8-K	3/8/2012	4
3.95% Series 2013 A	8-K	2/25/2013	4
4.45% Series 2014 A	8-K	3/3/2014	4
3.30% Series 2014 B	8-K	11/19/2014	4.1
4.625% Series 2014 C	8-K	11/19/2014	4.2
4.50% Series 2015 A	8-K	11/12/2015	4
3.85% Series 2016 A	8-K	6/14/2016	4
2.90% Series 2016 B	8-K	11/10/2016	4.1
4.30% Series 2016 C	8-K	11/10/2016	4.2
3.875% Series 2017 A	8-K	6/5/2017	4
3.125% Series 2017 B	8-K	11/13/2017	4.1
4.00% Series 2017 C	8-K	11/13/2017	4.2
3.80% Series 2018 A	8-K	5/7/2018	4.1
4.50% Series 2018 B	8-K	5/7/2018	4.2
Floating Rate Series 2018 C	8-K	6/21/2018	4.0
4.00% Series 2018 D	8-K	11/27/2018	4.1
4.65% Series 2018 E	8-K	11/27/2018	4.2
4.125% Series 2019 A	8-K	5/6/2019	4
3.70% Series 2019 B	8-K	11/5/2019	4
3.35% Series 2020 A	8-K	3/26/2020	4.1
3.95% Series 2020 B	8-K	3/26/2020	4.2
3.00% Series 2020 C	8-K	11/9/2020	4
2.40% Series 2021 A	8-K	6/3/2021	4.1
2.40% Series 2021 A	8-K	11/29/2021	4.1
3.60% Series 2021 B	8-K	6/3/2021	4.2
3.20% Series 2021 C	8-K	11/29/2021	4.2
6.15% Series 2022 A	8-K	11/9/2022	4

CON EDISON ANNUAL REPORT 2022	207

10.2.1
364-Day Revolving Credit Agreement, dated as of March 31, 2022, among CECONY, the lenders party thereto and Bank of America, N.A., as Administrative Agent (Designated in CECONY’s Current Report on Form 8-K, dated March 31, 2022 (File No. 1-1217) as Exhibit 10).

10.2.2
Settlement Agreement, dated October 2, 2000, by and among CECONY, the Staff of the New York State Public Service Commission and certain other parties. (Designated in CECONY’s Current Report on Form 8-K, dated September 22, 2000 (File No. 1-1217) as Exhibit 10)

10.2.3
The Consolidated Edison Company of New York, Inc. Executive Incentive Plan, as amended and restated as of January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.5)

10.2.4.1
Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2009. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-1217) as Exhibit 10.2.6)

10.2.4.2
Amendment, dated December 24, 2015, to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-1217) as Exhibit 10.2.6.2)

10.2.4.3
Amendment One to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-1217) as Exhibit 10.2.6.3)

10.2.4.4
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-1217) as Exhibit 10.2.1.1)

10.2.4.5
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-1217) as Exhibit 10.2.1.2)

10.2.4.6
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-1217) as Exhibit 10.2.3.6)

10.2.4.7
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-1217) as Exhibit 10.2.3.7)

10.2.5.1
Deferred Compensation Plan for the Benefit of Trustees of CECONY, as amended effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.7)

10.2.5.2
Amendment #1, dated December 26, 2012, to the Deferred Compensation Plan for the Benefit of Trustees of CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-1217) as Exhibit 10.2.7.2)

10.2.6	CECONY Supplemental Medical Benefits. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-1217) as Exhibit 10.2.1)

10.2.7
The Severance Pay Plan for Management Employees of Consolidated Edison Company of New York, Inc. and its Participating Employers, as amended and restated effective as of December 1, 2021. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-1217) as Exhibit 10.2.6)

10.2.8
The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of January 1, 2019. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-1217) as Exhibit 10.2.7)

10.2.9
The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, as amended and restated effective as of January 1, 2018. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (File No. 1-1217) as Exhibit 10.2)

10.2.10.1
Trust Agreement, dated as of March 31, 1999, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.1)

10.2.10.2
Amendment Number 1 to the CECONY Rabbi Trust, executed October 24, 2003, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.2)

23.2	Consent of PricewaterhouseCoopers LLP

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.2.1	Section 1350 Certifications – Chief Executive Officer

32.2.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document

208	CON EDISON ANNUAL REPORT 2022

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

CON EDISON ANNUAL REPORT 2022	209

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2023.
Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 16, 2023.

Signature	Registrant	Title

/s/ Timothy P. Cawley	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
Timothy P. Cawley	CECONY	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Robert Hoglund	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Robert Hoglund	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Miller	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Joseph Miller	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Ellen V. Futter	Con Edison CECONY	Director Trustee
Ellen V. Futter

/s/ John F. Killian	Con Edison CECONY	Director Trustee
John F. Killian

/s/ Karol V. Mason	Con Edison CECONY	Director Trustee
Karol V. Mason

/s/ John McAvoy	Con Edison CECONY	Director Trustee
John McAvoy

/s/ Dwight A. McBride	Con Edison CECONY	Director Trustee
Dwight A. McBride

/s/ William J. Mulrow	Con Edison CECONY	Director Trustee
William J. Mulrow

/s/ Armando J. Olivera	Con Edison CECONY	Director Trustee
Armando J. Olivera

/s/ Michael W. Ranger	Con Edison CECONY	Director Trustee
Michael W. Ranger

/s/ Linda S. Sanford	Con Edison CECONY	Director Trustee
Linda S. Sanford

/s/ Deirdre Stanley	Con Edison CECONY	Director Trustee
Deirdre Stanley

/s/ L. Frederick Sutherland	Con Edison CECONY	Director Trustee
L. Frederick Sutherland

210	CON EDISON ANNUAL REPORT 2022