Form 10-Q
period 2023-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2023-05-04
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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

As of April 30, 2023, Con Edison had outstanding 346,540,200 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSPSC	New York State Public Service Commission
OTDA	Office of Temporary and Disability Assistance
SEC	U.S. Securities and Exchange Commission

Accounting
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
GHG	Greenhouse gases
PCBs	Polychlorinated biphenyls
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
Dt	Dekatherms
kWh	Kilowatt-hour
MMlb	Million pounds
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
COVID-19	Coronavirus Disease 2019
Form 10-K	The Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2022
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017

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
•the failure of processes and systems and the performance and failure to retain and attract employees and contractors could adversely affect the Companies;
•the Companies are exposed to risks from the environmental consequences of their operations, including increased costs related to climate change;
•Con Edison’s ability to pay dividends or interest depends on dividends from its subsidiaries;
•changes to tax laws could adversely affect the Companies;
•the Companies require access to capital markets to satisfy funding requirements;
•a disruption in the wholesale energy markets, increased commodity costs or failure by an energy supplier or customer could adversely affect the Companies;
•the Companies may have substantial unfunded pension and other postretirement benefit liabilities;
•the Companies face risks related to health epidemics and other outbreaks, including the COVID-19 pandemic;
•the Companies’ strategies may not be effective to address changes in the external business environment;
•the Companies face risks related to supply chain disruption and inflation; and
•the Companies also face other risks that are beyond their control.
The Companies assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars/Except Share Data)	2023	2022
OPERATING REVENUES
Electric	$2,538	$2,250
Gas	1,430	1,250
Steam	306	302
Non-utility	129	258
TOTAL OPERATING REVENUES	4,403	4,060
OPERATING EXPENSES
Purchased power	702	487
Fuel	189	144
Gas purchased for resale	468	443
Other operations and maintenance	896	905
Depreciation and amortization	499	529
Taxes, other than income taxes	765	753
TOTAL OPERATING EXPENSES	3,519	3,261
Gain on sale of the Clean Energy Businesses	855	—
OPERATING INCOME	1,739	799
OTHER INCOME (DEDUCTIONS)
Investment income	8	5
Other income	204	82
Allowance for equity funds used during construction	6	5
Other deductions	(22)	(2)
TOTAL OTHER INCOME (DEDUCTIONS)	196	90
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	1,935	889
INTEREST EXPENSE (INCOME)
Interest on long-term debt	251	241
Other interest expense (income)	24	(56)
Allowance for borrowed funds used during construction	(13)	(3)
NET INTEREST EXPENSE	262	182
INCOME BEFORE INCOME TAX EXPENSE	1,673	707
INCOME TAX EXPENSE	243	153
NET INCOME	1,430	554
Loss attributable to non-controlling interest	(3)	(48)
NET INCOME FOR COMMON STOCK	$1,433	$602
Net income per common share—basic	$4.06	$1.70
Net income per common share—diluted	$4.05	$1.70
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	352.9	354.1
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	354.2	355.1
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2023	2022
NET INCOME	$1,430	$554
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	3	48
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	4	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	4	—
COMPREHENSIVE INCOME	$1,437	$602
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2023	2022
OPERATING ACTIVITIES
Net income	$1,430	$554
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	499	529
Deferred income taxes	(81)	167
Net derivative gains	12	(68)
Pre-tax gain on sale of the Clean Energy Businesses	(855)	—
Other non-cash items, net	(64)	47
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	219	(252)
Allowance for uncollectible accounts – customers	(78)	19
Other receivables and other current assets	88	(189)
Unbilled revenue and net unbilled revenue deferrals	48	45
Prepayments	(564)	(471)
Accounts payable	(543)	(156)
Pensions and retiree benefits obligations, net	(43)	50
Pensions and retiree benefits contributions	(5)	(5)
Accrued taxes	252	(27)
Accrued interest	97	129
Distributions from equity investments	6	4
System benefit charge	15	(21)
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(321)	(214)
Deferred credits, noncurrent liabilities and other regulatory liabilities	(31)	428
Other current liabilities	11	(96)
NET CASH FLOWS FROM OPERATING ACTIVITIES	92	473
INVESTING ACTIVITIES
Utility construction expenditures	(1,050)	(837)
Cost of removal less salvage	(94)	(80)
Non-utility construction expenditures	(140)	(25)
Investments in electric and gas transmission projects	(25)	(10)
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	3,927	—
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	2,618	(952)
FINANCING ACTIVITIES
Net retirement of short-term debt	(2,629)	(175)
Issuance of long-term debt	500	—
Retirement of long-term debt	(60)	(26)
Debt issuance costs	(4)	(1)
Common stock dividends	(284)	(276)
Issuance of common shares for stock plans	15	14
Repurchase of common shares	(1,000)	—
Distribution to noncontrolling interest	(4)	(6)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(3,466)	(470)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(756)	(949)
BALANCE AT BEGINNING OF PERIOD	1,530	1,146
BALANCE AT END OF PERIOD	$774	$197
LESS: CASH BALANCES HELD FOR SALE	3	—
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$771	$197
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$156	$104
Income taxes	$10	$(1)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$444	$424
Issuance of common shares for dividend reinvestment	$4	$4
Software licenses acquired but unpaid as of end of period	$2	$23
Equipment acquired but unpaid as of end of period	$17	$22

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$771	$1,282
Accounts receivable – customers, net allowance for uncollectible accounts of $244 and $322 in 2023 and 2022, respectively	2,040	2,192
Other receivables, net allowance for uncollectible accounts of $10 in 2023 and 2022	444	164
Taxes receivable	10	10
Accrued unbilled revenue	506	702
Fuel oil, gas in storage, materials and supplies, at average cost	431	492
Prepayments	833	264
Regulatory assets	251	305
Revenue decoupling mechanism receivable	139	164
Fair value of derivative assets	144	59
Assets held for sale	162	7,162
Other current assets	137	176
TOTAL CURRENT ASSETS	5,868	12,972
INVESTMENTS	905	841
UTILITY PLANT, AT ORIGINAL COST
Electric	37,316	36,819
Gas	13,547	13,378
Steam	2,965	2,935
General	4,250	4,205
TOTAL	58,078	57,337
Less: Accumulated depreciation	13,373	13,069
Net	44,705	44,268
Construction work in progress	2,571	2,484
NET UTILITY PLANT	47,276	46,752
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $23 in 2023 and 2022	13	13
Construction work in progress	1	1
NET PLANT	47,290	46,766
OTHER NONCURRENT ASSETS
Goodwill	407	408
Regulatory assets	4,350	3,974
Pension and retiree benefits	3,214	3,269
Operating lease right-of-use asset	558	568
Fair value of derivative assets	26	85
Other deferred charges and noncurrent assets	186	182
TOTAL OTHER NONCURRENT ASSETS	8,741	8,486
TOTAL ASSETS	$62,804	$69,065
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$650	$649
Term loan	—	400
Notes payable	411	2,640
Accounts payable	1,363	1,955
Customer deposits	371	358
Accrued taxes	339	102
Accrued interest	274	153
Accrued wages	118	116
Fair value of derivative liabilities	131	42
Regulatory liabilities	278	374
System benefit charge	405	390
Operating lease liabilities	107	103
Liabilities held for sale	74	3,610
Other current liabilities	374	444
TOTAL CURRENT LIABILITIES	4,895	11,336
NONCURRENT LIABILITIES
Provision for injuries and damages	175	181
Pensions and retiree benefits	651	577
Superfund and other environmental costs	994	997
Asset retirement obligations	504	500
Fair value of derivative liabilities	136	13
Deferred income taxes and unamortized investment tax credits	7,652	7,641
Operating lease liabilities	474	476
Regulatory liabilities	5,537	6,027
Other deferred credits and noncurrent liabilities	298	281
TOTAL NONCURRENT LIABILITIES	16,421	16,693
LONG-TERM DEBT	20,645	20,147
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
EQUITY
Common shareholders’ equity	20,843	20,687
Noncontrolling interest	—	202
TOTAL EQUITY (See Statement of Equity)	20,843	20,889
TOTAL LIABILITIES AND EQUITY	$62,804	$69,065
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	354	$37	$9,710	$11,445	23	$(1,038)	$(122)	$5	$299	$20,336
Net income (loss)				602					(48)	554
Common stock dividends ($0.79 per share)				(280)						(280)
Issuance of common shares - public offering							1			1
Issuance of common shares for stock plans			18							18
Distributions to noncontrolling interests									(6)	(6)
BALANCE AS OF MARCH 31, 2022	354	$37	$9,728	$11,767	23	$(1,038)	$(121)	$5	$245	$20,623

BALANCE AS OF DECEMBER 31, 2022	355	$37	$9,803	$11,985	23	$(1,038)	$(122)	$22	$202	$20,889
Net income (loss)				1,433					(3)	1,430
Common stock dividends ($0.81 per share)				(288)						(288)
Issuance of common shares for stock plans			15							15
Common stock repurchases	(9)		(200)		9	(808)				(1,008)
Other comprehensive income								4		4
Distributions to noncontrolling interests									(4)	(4)
Disposal of Clean Energy Businesses									(195)	(195)
BALANCE AS OF MARCH 31, 2023	346	$37	$9,618	$13,130	32	$(1,846)	$(122)	$26	$—	$20,843

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2023	2022
OPERATING REVENUES
Electric	$2,356	$2,084
Gas	1,291	1,131
Steam	306	302
TOTAL OPERATING REVENUES	3,953	3,517
OPERATING EXPENSES
Purchased power	631	430
Fuel	189	144
Gas purchased for resale	365	324
Other operations and maintenance	750	741
Depreciation and amortization	473	446
Taxes, other than income taxes	736	721
TOTAL OPERATING EXPENSES	3,144	2,806
OPERATING INCOME	809	711
OTHER INCOME (DEDUCTIONS)
Investment and other income	187	82
Allowance for equity funds used during construction	5	5
Other deductions	(10)	(6)
TOTAL OTHER INCOME (DEDUCTIONS)	182	81
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	991	792
INTEREST EXPENSE (INCOME)
Interest on long-term debt	216	200
Other interest expense	29	3
Allowance for borrowed funds used during construction	(12)	(3)
NET INTEREST EXPENSE	233	200
INCOME BEFORE INCOME TAX EXPENSE	758	592
INCOME TAX EXPENSE	154	117
NET INCOME	$604	$475
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2023	2022
NET INCOME	$604	$475
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(1)	1
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(1)	1
COMPREHENSIVE INCOME	$603	$476
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2023	2022
OPERATING ACTIVITIES
Net income	$604	$475
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	473	446
Deferred income taxes	296	118
Other non-cash items, net	(62)	43
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	238	(205)
Allowance for uncollectible accounts – customers	(78)	20
Other receivables and other current assets	(201)	(150)
Unbilled revenue and net unbilled revenue deferrals	77	49
Accounts receivable from affiliated companies	(53)	6
Prepayments	(574)	(467)
Accounts payable	(368)	(129)
Accounts payable to affiliated companies	3	(1)
Pensions and retiree benefits obligations, net	(44)	43
Pensions and retiree benefits contributions	(4)	(4)
Accrued taxes	(46)	(6)
Accrued taxes to affiliated companies	(89)	(1)
Accrued interest	125	108
System benefit charge	17	(17)
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(311)	(193)
Deferred credits, noncurrent liabilities and other regulatory liabilities	(6)	381
Other current liabilities	48	(39)
NET CASH FLOWS FROM OPERATING ACTIVITIES	45	477
INVESTING ACTIVITIES
Utility construction expenditures	(985)	(794)
Cost of removal less salvage	(92)	(79)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,077)	(873)
FINANCING ACTIVITIES
Net retirement of short-term debt	(1,895)	(300)
Issuance of long-term debt	500	—
Debt issuance costs	(4)	(1)
Capital contribution by Con Edison	1,675	75
Dividend to Con Edison	(264)	(245)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	12	(471)
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(1,020)	(867)
BALANCE AT BEGINNING OF PERIOD	1,056	920
BALANCE AT END OF PERIOD	$36	$53
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$95	$87
Income taxes	$(2)	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$426	$366
Software licenses acquired but unpaid as of end of period	$2	$22
Equipment acquired but unpaid as of end of period	$17	$22
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$36	$1,056
Accounts receivable – customers, net allowance for uncollectible accounts of $236 and $314 in 2023 and 2022, respectively	1,939	2,099
Other receivables, net allowance for uncollectible accounts of $8 and $7 in 2023 and 2022, respectively	379	147
Taxes receivable	4	5
Accrued unbilled revenue	400	573
Accounts receivable from affiliated companies	99	46
Fuel oil, gas in storage, materials and supplies, at average cost	392	440
Prepayments	797	223
Regulatory assets	231	286
Revenue decoupling mechanism receivable	137	164
Fair value of derivative assets	134	51
Other current assets	121	157
TOTAL CURRENT ASSETS	4,669	5,247
INVESTMENTS	558	539
UTILITY PLANT, AT ORIGINAL COST
Electric	35,108	34,636
Gas	12,487	12,338
Steam	2,965	2,935
General	3,915	3,879
TOTAL	54,475	53,788
Less: Accumulated depreciation	12,332	12,047
Net	42,143	41,741
Construction work in progress	2,362	2,268
NET UTILITY PLANT	44,505	44,009
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2023 and 2022	2	2
NET PLANT	44,507	44,011
OTHER NONCURRENT ASSETS
Regulatory assets	4,047	3,669
Operating lease right-of-use asset	555	567
Pension and retiree benefits	3,136	3,184
Fair value of derivative assets	25	80
Other deferred charges and noncurrent assets	156	148
TOTAL OTHER NONCURRENT ASSETS	7,919	7,648
TOTAL ASSETS	$57,653	$57,445
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Notes payable	$405	$2,300
Accounts payable	1,261	1,763
Accounts payable to affiliated companies	20	17
Customer deposits	354	341
Accrued taxes	47	93
Accrued taxes to affiliated companies	—	89
Accrued interest	259	134
Accrued wages	107	105
Fair value of derivative liabilities	121	35
Regulatory liabilities	213	308
System benefit charge	368	351
Operating lease liabilities	106	103
Other current liabilities	346	397
TOTAL CURRENT LIABILITIES	3,607	6,036
NONCURRENT LIABILITIES
Provision for injuries and damages	171	177
Pensions and retiree benefits	600	526
Superfund and other environmental costs	900	903
Asset retirement obligations	503	499
Fair value of derivative liabilities	129	9
Deferred income taxes and unamortized investment tax credits	7,531	7,144
Operating lease liabilities	472	475
Regulatory liabilities	5,017	5,481
Other deferred credits and noncurrent liabilities	253	237
TOTAL NONCURRENT LIABILITIES	15,576	15,451
LONG-TERM DEBT	19,578	19,080
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	18,892	16,878
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$57,653	$57,445
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	235	$589	$7,269	$9,478	$(962)	$(62)	$—	$16,312
Net income				475				475
Common stock dividend to Con Edison				(245)				(245)
Capital contribution by Con Edison			75					75
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2022	235	$589	$7,344	$9,708	$(962)	$(62)	$1	$16,618

BALANCE AS OF DECEMBER 31, 2022	235	$589	$7,419	$9,890	$(962)	$(62)	$4	$16,878
Net income				604				604
Common stock dividend to Con Edison				(264)				(264)
Capital contribution by Con Edison			1,675					1,675
Other comprehensive income							(1)	(1)
BALANCE AS OF MARCH 31, 2023	235	$589	$9,094	$10,230	$(962)	$(62)	$3	$18,892

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General
These combined notes accompany and form an integral part of the separate interim consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, that are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Orange and Rockland Utilities, Inc. (O&R), Con Edison Clean Energy Businesses, Inc. (together with its subsidiaries, the Clean Energy Businesses) and Con Edison Transmission, Inc. (together with its subsidiaries, Con Edison Transmission) in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to CECONY and O&R. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.
As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2022.

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York, (NY), and northern New Jersey, (NJ), and gas service in southeastern NY. Con Edison Transmission invests in and seeks to develop electric transmission projects and manages investments in gas pipeline and storage facilities. See “Investments” in Note A.

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

Investment in Mountain Valley Pipeline, LLC (MVP)
In January 2016, Con Edison Gas Pipeline and Storage, LLC (CET), an indirect subsidiary of Con Edison, acquired a 12.5 percent equity interest in MVP, a company developing a proposed 300-mile gas transmission project (the Project) in West Virginia and Virginia. During 2019, Con Edison exercised its right to limit, and did limit, its cash contributions to the joint venture to approximately $530 million, that reduced CET's interest in MVP to 11.3 percent and 10.2 percent as of December 31, 2020 and 2021, respectively. As of March 31, 2023 CET's interest in MVP is 9.5 percent and is expected to be reduced to 8.0 percent based on the Project's current cost estimate and CET's previous capping of its cash contributions. As of December 31, 2022 and March 31, 2023, the Project was approximately 94 percent complete.

In December 2021, Virginia and West Virginia issued water quality certification as required under Section 401 of the federal Clean Water Act, a prerequisite to the issuance of permits by the U.S. Army Corps of Engineers to complete open cut water crossings. In March 2023, the U.S. Court of Appeals for the Fourth Circuit upheld the certification issued by the Virginia Department of Environmental Quality and Water Control Board, thereby denying a challenge to the Virginia certificate. In April 2023, the U.S. Court of Appeals for the Fourth Circuit vacated the certification issued by the West Virginia Department of Environmental Protection. These developments did not impact Con Edison's assessment of the carrying value of its investment in MVP for the three months ended March 31, 2023.

There is risk that the fair value of Con Edison’s investment in MVP may be further or fully impaired in the future. There are ongoing legal and regulatory matters that must be resolved favorably before the Project can be completed. Assumptions and estimates used to test Con Edison’s investment in MVP for impairment may change if adverse or delayed resolutions to the Project’s pending legal and regulatory challenges were to occur, that could have a material adverse effect on the fair value of Con Edison’s investment in MVP.

Reclassification
Certain prior period amounts have been reclassified within the Companies' Consolidated Statements of Cash Flows to conform with the current period presentation.

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

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the estimated vesting price and its common shares that are subject to certain accelerated share repurchase agreements. See Note C.

For the three months ended March 31, 2023 and 2022, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended March 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2023	2022
Net income for common stock	$1,433	$602
Weighted average common shares outstanding – basic	352.9	354.1
Add: Incremental shares attributable to effect of potentially dilutive securities	1.3	1.0
Adjusted weighted average common shares outstanding – diluted	354.2	355.1
Net Income per common share – basic	$4.06	$1.70
Net Income per common share – diluted	$4.05	$1.70

The computation of diluted EPS for the three months ended March 31, 2023 and 2022 excludes approximately 1.9 million shares and an immaterial number of shares, respectively, of potentially dilutive shares that were not included because of their anti-dilutive effect. The anti-dilutive shares as of March 31, 2023 were calculated factoring in the accelerated share repurchase agreements. See Note C.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three months ended March 31, 2023 and 2022, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Beginning balance, accumulated OCI, net of taxes (a)	$22	$5	$4	$—
OCI before reclassifications, net of tax of $1 for Con Edison in 2022	—	(1)	(1)	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax (a)(b)	4	1	—	1
Current period OCI, net of taxes	4	—	(1)	1
Ending balance, accumulated OCI, net of taxes (a)	$26	$5	$3	$1
(a) Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.
(b)For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets and liabilities instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit costs. See Notes E and F. For Con Edison in 2023, amounts reclassified also include accumulated OCI of the Clean Energy Businesses that were sold on March 1, 2023. See Note S.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At March 31, 2023 and 2022, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At March 31,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Cash and temporary cash investments	$771	$108	$36	$49
Restricted cash (a)	2	89	—	4
Total cash, temporary cash investments and restricted cash	$773	$197	$36	$53
(a)Con Edison's restricted cash for the 2022 period included cash of the Clean Energy Businesses' renewable electric project subsidiaries ($85 million at March 31, 2022) that, under the related project debt agreements, was restricted to being used for normal operating expenditures, debt service, and required reserves until the various maturity dates of the project debt. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S. Con Edison retained one deferred project, Broken Bow II, a 75MW nameplate capacity wind power project located in Nebraska. Con Edison's restricted cash for the 2023 period includes restricted cash of Broken Bow II that was classified as held for sale as of March 31, 2023. See Note T.

Assets Held for Sale
Generally, a long-lived asset or business to be sold is classified as held for sale in the period in which management, with approval from the Board of Directors, commits to a plan to sell, and a sale is expected to be completed within one year. During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the Clean Energy Businesses. As described further in Note S, on October 1, 2022, Con Edison's management received authority to commit to a plan to sell the Clean Energy Businesses and entered into a purchase and sale agreement. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses with the exception of two tax equity interests and one deferred project, Broken Bow II, that was held for sale as of March 31, 2023. See Note S and Note T. Con Edison records assets and liabilities, once held for sale, at the lower of their carrying value or their estimated fair value less cost to sell, and also stops recording depreciation on assets held for sale.

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

The sale of the Clean Energy Businesses did not represent a strategic shift that had or will have a major effect on Con Edison, and as such, did not qualify for treatment as a discontinued operation.

For further information, see Note T.

Note B – Regulatory Matters
Rate Plans
In March and April of 2023, CECONY and O&R applied for federal grants of $177 million and $125 million, respectively, appropriated under the Infrastructure Investment and Jobs Act (IIJA). In addition, seven states, including NY State, submitted a proposal for a Northeast Regional Clean Hydrogen Hub (the Hydrogen Hub) to the U.S. Department of Energy for funding under the IIJA. CECONY is seeking up to $116 million of funding to use carbon-free hydrogen to produce steam at its East River steam generating station as part of the Hydrogen Hub proposal. Federal grants obtained pursuant to the IIJA are expected to be used to reduce customers’ costs for investments in CECONY’s electric and steam systems and O&R's electric system.

In April 2023, the New York State Public Service Commission (NYSPSC) approved CECONY’s December 2022 petition seeking cost recovery approval for a proposed clean energy hub in Brooklyn, NY (Brooklyn Clean Energy Hub) at an estimated cost of $810 million, that is in addition to the capital expenditures approved in the CECONY joint proposal discussed below. The Brooklyn Clean Energy Hub has an estimated in-service date of December 2027 and addresses a 2028 reliability need. The Brooklyn Clean Energy Hub provides the flexibility for offshore wind resources to interconnect during construction and after it commences operation.

CECONY - Electric and Gas
In February 2023, CECONY, the New York State Department of Public Service (NYSDPS) and other parties entered into a joint proposal for CECONY electric and gas rate plans for the three-year period January 2023 through December 2025 (Joint Proposal) reflecting a 9.25 percent return on common equity and a common equity ratio of 48 percent. The Joint Proposal is subject to the approval of the NYSPSC. The Joint Proposal provides for electric rate increases of $442 million, $518 million and $382 million, effective January 1, 2023, 2024 and 2025, respectively. The Joint Proposal provides for gas rate increases of $217 million, $173 million and $122 million, effective January 1, 2023, 2024 and 2025, respectively. The base rate increases will be implemented with increases of $457 million in each of the three rate years for electric and with increases of $187 million in each of the three rate years for gas in order to levelize the customer bill impact. The Joint Proposal provides for total capital expenditures over the three-year rate period of $8,500 million and $3,300 million for electric and gas, respectively. Pursuant to the Joint Proposal, new rates will be effective as of January 1, 2023. CECONY will begin billing customers at the new levelized rate once the Joint Proposal is approved by the NYSPSC. The shortfall in revenues due to the timing of billing to customers will be collected through a surcharge billed through 2024 for electric and through 2025 for gas, including a carrying charge on the outstanding balance. CECONY has reflected the provisions of the Joint Proposal in its financial statements beginning January 1, 2023, that includes the recording of revenues and expenses and making capital investments, based on CECONY's determination that NYSPSC approval is probable later in 2023. The ultimate outcome of this matter, including the impact on the Companies' financial statements, if any, cannot be fully determined until the NYSPSC issues its order on the Joint Proposal.

CECONY - Steam
In November 2022, CECONY filed a request with the NYSPSC for an increase in the rates it charges for steam service rendered in New York, effective November 2023, of $137 million. The filing reflects a return on common equity of 10 percent and a common equity ratio of 50 percent. CECONY requested a new mechanism for decoupling revenues from steam consumption and the continuation of provisions for recovery from customers of the cost of fuel and purchased steam and the reconciliation of actual expenses allocable to the steam business to the amounts for such expenses reflected in steam rates for pension and other postretirement benefits, environmental remediation expenses and uncollectible costs. In addition, CECONY requested full reconciliation of property taxes, municipal infrastructure support costs and long-term debt costs. The filing requested symmetrical reconciliation of inflation for labor and non-labor rates to the extent that the actual inflation rate deviates from what is assumed in the revenue requirement by 50 basis points up or down. The filing included supplemental information regarding steam rate plans for November 2024 through October 2025 and November 2025 through October 2026, which CECONY did not request but would consider through settlement discussions. For purposes of illustration, rate increases of $54 million and $49 million effective November 2024 and 2025, respectively, were calculated based upon an assumed return on common equity of 10 percent and a common equity ratio of 50 percent.

In February 2023, CECONY updated its November 2022 request to the NYSPSC for a steam rate increase effective November 2023. CECONY increased its requested November 2023 rate increase by $4 million to $141 million, increased its illustrated November 2024 rate increase by $1 million to $55 million and increased its illustrated November 2025 rate increase by $4 million to $53 million.

In March 2023, the NYSDPS submitted testimony in the NYSPSC proceeding in which CECONY requested a steam rate increase, effective November 2023. The NYSDPS testimony supports a steam rate increase of $94 million reflecting, among other things, a 9.0 percent return on common equity and a common equity ratio of 48 percent.

The NYSDPS testimony does not support CECONY’s request for a new mechanism for decoupling revenues from steam consumption.

Rockland Electric Company (RECO)
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

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In June 2020, the state of NY enacted a law prohibiting NY utilities, including CECONY and O&R, from disconnecting residential customers, and starting in May 2021 small business customers, during the COVID-19 state of emergency, that ended in June 2021. In addition, such prohibitions were in effect until December 21, 2021 for residential and small business customers who experienced a change in financial circumstances due to the COVID-19 pandemic.

In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect, commencing December 1, 2021 through December 31, 2022, $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. The company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. Pursuant to the November 2021 order, the company also established a recovery mechanism for CECONY to collect, commencing January 2023 through December 2023, $19 million and $4 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2021 and the company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. In addition, pursuant to the November 2021 order, CECONY established a reserve of $7 million toward addressing customer arrearages for the year ended December 31, 2021 that, pursuant to the June 2022 NYSPSC Phase 1 Order (as discussed below), was used to fund a portion of the COVID-19 arrears assistance program for low-income customers. The November 2021 order also established a surcharge or surcredit mechanism for any late payment charges and fee deferrals, subject to offsetting related savings resulting from the COVID-19 pandemic, for 2022 starting in January 2024 over a twelve-month period. CECONY resumed late payment charges for commercial and residential customers who had not experienced a change in financial circumstances due to the COVID-19 pandemic on September 3, 2021 and October 1, 2021, respectively.
The Utilities’ NY rate plans allow them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. In addition, O&R’s current rate plans and CECONY’s Joint Proposal have deferral provisions related to uncollectible expenses. The total reserve increases to the allowance for uncollectible accounts from January 1, 2020 through March 31, 2023 reflecting the impact of the COVID-19 pandemic for CECONY electric and gas operations and O&R electric and gas operations were $172 million and $2 million, respectively. The Utilities’ NY rate plans and CECONY's Joint Proposal also provide for an allowance for write-offs of customer accounts receivable balances. The above amounts were increased by the amount that the actual write-offs of customer accounts receivable balances were above the allowance reflected in rates which differences were $19 million and $1 million for CECONY and O&R, respectively, from March 1, 2020 through March 31, 2023.

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

In April 2022, NY approved the 2022-2023 state budget, that included $250 million for addressing statewide residential utility customers' arrears balances accrued from March 7, 2020 through March 1, 2022. In June 2022, the NYSPSC issued an order implementing a COVID-19 arrears assistance program that provides credits towards reducing the arrears balances of low-income electric and gas customers of CECONY and O&R (Phase 1 Order). Pursuant to the Phase 1 Order, CECONY and O&R agreed not to seek recovery of incremental financing costs incurred associated with low-income customers' arrears from March 2020 through March 2022 of $11 million, most of which is attributable to CECONY, in addition to the $7 million reserve established by CECONY for the year ended December 31, 2021, pursuant to the November 2021 order, described above.

For the year ended December 31, 2022, CECONY and O&R issued total credits of $359.9 million and $6.1 million, respectively, towards reducing customers’ accounts receivable balances. For the year ended December 31, 2022, the total credits for CECONY were comprised of: $164.5 million pursuant to the NY funding; $108.4 million pursuant to the Phase 1 Order, that will be recovered over a four-year period via a surcharge mechanism that began September 1, 2022; the $7 million reserve for CECONY described above; and $80.0 million in qualified tax credits and payments pursuant to the OTDA Program described above. For the year ended December 31, 2022, the total credits for O&R were comprised of: $1.6 million pursuant to the NY funding; $3.2 million pursuant to the Phase 1 Order, that will be recovered over a one-year period via a surcharge mechanism that began September 1, 2022; and $1.3 million in qualified tax credits and payments pursuant to the OTDA Program described above.

In January 2023, the NYSPSC issued an order implementing a COVID-19 arrears assistance program that provides credits towards reducing the arrears balances of residential and small commercial electric and gas customers of CECONY and O&R (Phase 2 Order). The Phase 2 Order authorizes a surcharge mechanism for recovery of the eligible credit amounts over a ten-year period commencing after credits are issued for CECONY and over a one-year period commencing after credits are issued for O&R. Pursuant to the Phase 2 Order, CECONY and O&R agreed not to seek recovery of incremental financing costs incurred associated with arrears from March 2020 through December 2022 estimated to be $46 million, most of which is attributable to CECONY. To facilitate implementation, CECONY and O&R agreed to suspend residential terminations for non-payment through March 1, 2023 or 30 days after credits have been applied, whichever is later.

For the three months ended March 31, 2023, CECONY and O&R issued total credits of $343.6 million and $2.2 million, respectively, towards reducing customers' account receivable balances. For the three months ended March 31, 2023, the total credits for CECONY were comprised of: $13.2 million pursuant to the Phase 1 Order, $327.6 million pursuant to the Phase 2 Order, and $2.8 million in qualified tax credits and payments pursuant to the OTDA Program. For the three months ended March 31, 2023, the total credits for O&R were comprised of: $0.1 million pursuant to the Phase 1 Order, $2.1 million pursuant to the Phase 2 Order, and an immaterial amount in qualified tax credits and payments pursuant to the OTDA Program.

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

In July 2020, the NJBPU authorized RECO and other NJ utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to the COVID-19 pandemic beginning on March 9, 2020, and extended such deferrals through December 31, 2022. In March 2023, RECO filed a petition with the NJBPU seeking to defer its net incremental COVID-19 related costs as a regulatory asset of $0.3 million for consideration in RECO's next base rate case.

Gas Safety
In April 2020, the NYSPSC issued an order that extended the deadlines to complete certain gas inspections by all NY gas utilities, including CECONY and O&R, from April 1, 2020 to August 1, 2020. The deadlines were subsequently extended to September 2, 2020 and June 1, 2022. CECONY and O&R have taken all reasonable measures to complete such inspections. As of June 1, 2022, O&R completed all of its required inspections. At June 1, 2022, CECONY substantially completed its required inspections and continues to make progress on completing such required inspections. CECONY is unable to estimate the amount or range of its possible loss, if any, related to this matter. At March 31, 2023, CECONY had not accrued a liability related to this matter.

Other Regulatory Matters
CECONY and O&R are in the process of replacing their separate existing customer billing and information systems with a single new customer billing and information system. In April 2023, CECONY filed a petition with the NYSPSC for permission to capitalize incremental costs (estimated at $75 million) for the new system above a $421 million limit on capital expenditures included in CECONY’s 2020 – 2022 electric and gas rate plans, subject to NYSPSC review. O&R's 2022 - 2024 electric and gas rate plans do not include a limit on capitalization of new system costs.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes. The understatement was related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets that were not reflected in O&R’s rate plans prior to 2014, CECONY’s electric and gas rate plans prior to 2015 and 2016, respectively, and is currently not reflected in CECONY’s steam rate plan but a prospective correction was proposed in CECONY's November 2022 steam rate filing. This understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) that is expected to confirm, among other things, that in order to comply with IRS normalization rules, such understatement may not be corrected through a write-down of a portion of the regulatory asset and must be corrected through an increase in future years’ revenue requirements. The regulatory asset ($1,138 million and $21 million for CECONY and O&R, respectively, as of March 31, 2023) and ($1,150 million and $22 million for CECONY and O&R, respectively, as of December 31, 2022 and which is not earning a return) is netted against the future income tax regulatory liability on the Companies’ consolidated balance sheet. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At March 31, 2023, the Utilities had not accrued a liability related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at March 31, 2023 and December 31, 2022 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Regulatory assets
Unrecognized pension and other postretirement costs	$123	$78	$121	$78
Environmental remediation costs	986	991	902	906
Revenue taxes	453	436	433	417
Deferred storm costs	262	270	158	173
Municipal infrastructure support costs	29	29	29	29
Brooklyn Queens demand management program	32	33	32	33
Meadowlands heater odorization project	26	27	26	27
Recoverable Demonstration project costs	17	17	17	16
Gate station upgrade project	14	14	14	14
System peak reduction and energy efficiency programs	802	783	796	780
Unamortized loss on reacquired debt	10	11	9	10
Deferred derivative losses - long term	165	31	156	26
Property tax reconciliation	132	121	132	121
Legacy meters	20	20	—	—
Gas service line deferred costs	66	99	66	99
COVID - 19 customer arrears relief programs	441	104	436	101
Pension and other postretirement benefits deferrals	196	279	166	240
Preferred stock redemption	19	19	19	19
MTA power reliability deferral	84	92	84	92
Non-wire alternative projects	21	22	21	22
COVID - 19 pandemic deferrals	211	292	208	288
Electric vehicle make ready	39	33	36	30
Other	202	173	186	148
Regulatory assets – noncurrent	4,350	3,974	4,047	3,669
Deferred derivative losses - short term	199	184	190	178
Recoverable energy costs	52	121	41	108
Regulatory assets – current	251	305	231	286
Total Regulatory Assets	$4,601	$4,279	$4,278	$3,955
Regulatory liabilities
Future income tax*	$1,694	$1,753	$1,559	$1,616
Allowance for cost of removal less salvage	1,335	1,315	1,153	1,137
Net unbilled revenue deferrals	108	204	108	204
Energy efficiency portfolio standard unencumbered funds	5	5	7	7
Settlement of prudence proceeding	9	10	9	10
Earnings sharing - electric, gas and steam	14	13	10	10
System benefit charge carrying charge	76	73	74	69
BQDM and Demonstration project reconciliations	21	23	19	21
Pension and other postretirement benefit deferrals	161	144	115	98
Property tax refunds	35	35	35	35
COVID - 19 pandemic uncollectible reconciliation deferral	10	12	10	12
Late payment charge deferral	142	127	137	123
Unrecognized pension and other postretirement costs	1,405	1,638	1,316	1,536
Net proceeds from sale of property	65	69	63	69
Sales and use tax refunds	35	37	33	36
Workers’ compensation	12	11	12	11
Deferred derivative gains - long term	19	145	19	130
Other	391	413	338	357
Regulatory liabilities – noncurrent	$5,537	$6,027	$5,017	$5,481
Refundable energy costs	111	34	61	—
Revenue decoupling mechanism	5	29	2	21
Deferred derivative gains - short term	162	311	150	287
Regulatory liabilities – current	$278	$374	$213	$308
Total Regulatory Liabilities	$5,815	$6,401	$5,230	$5,789
* See "Other Regulatory Matters," above.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the three months ended March 31, 2023 and 2022 was 5.20 percent and 1.75 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($2,467 million and $2,304 million for Con Edison, and $2,268 million and $2,097 million for CECONY at March 31, 2023 and December 31, 2022, respectively). Regulatory assets of RECO for which a cash outflow has been made ($22 million and $21 million at March 31, 2023 and December 31, 2022, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At March 31, 2023 and December 31, 2022, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Unrecognized pension and other postretirement costs	$123	$78	$121	$78
Environmental remediation costs	985	987	900	903
Revenue taxes	448	414	431	397
COVID-19 Deferral for Uncollectible Accounts Receivable	174	253	172	249
Deferred derivative losses - current	199	184	190	178
Deferred derivative losses - long term	165	31	156	26
Other	40	28	40	27
Total	$2,134	$1,975	$2,010	$1,858
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

Note C – Capitalization
In February 2023, CECONY issued $500 million aggregate principal amount of 5.20 percent debentures, due 2033.

In March 2023, Con Edison entered into accelerated share repurchase agreements (ASR Contracts) with two dealers to repurchase $1,000 million in aggregate of Con Edison’s Common Shares ($.10 par value) (Common Shares). Pursuant to the ASR Contracts, Con Edison made payments of $1,000 million in aggregate to the dealers and received initial deliveries of 8,730,766 Common Shares in aggregate that were recorded in treasury stock at fair value based on the closing price on March 6, 2023 of $91.63, of $800 million. The remaining $200 million was recorded as additional paid-in-capital, representing the value of the forward contract to purchase additional shares. The final number of Common Shares to be received from the dealers will be based on the volume-weighted average share price of Common Shares during the term of the applicable transaction, less a discount. At settlement, under certain circumstances, the dealers may be required to deliver additional Common Shares to Con Edison or Con Edison may be required either to make a cash payment or deliver Common Shares to the dealers. The final settlement of the transactions under the ASR Contracts is expected to occur no later than the third quarter of 2023. The terms of the accelerated share repurchases under the ASR Contracts are subject to adjustment if Con Edison enters into or announces certain types of transactions or takes certain corporate actions.

The carrying amounts and fair values of long-term debt at March 31, 2023 and December 31, 2022 were:

(Millions of Dollars)	2023				2022
Long-Term Debt (including current portion) (a)	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Con Edison	$21,295	(b)(c)	$19,483	(b)(c)	$20,796	(b)	$18,234	(b)
CECONY	$19,578		$17,901		$19,080		$16,699
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $205 million and $197 million for Con Edison and CECONY, respectively, as of March 31, 2023 and $202 million and $195 million for Con Edison and CECONY, respectively, as of December 31, 2022.
(b)Amounts shown exclude the debt of the Clean Energy Businesses, that were classified as held for sale as of December 31, 2022. The carrying value and fair value of the Clean Energy Businesses’ long-term debt, including the current portion, as of December 31, 2022 was $2,645 million and $2,489 million, respectively. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.
(c)Amounts shown exclude Broken Bow II, a deferred project, that was classified as held for sale as of December 31, 2022 and March 31, 2023. See Note S and Note T.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at March 31, 2023 are classified as Level 2 liabilities (see Note O).

Note D – Short-Term Borrowing
In March 2023, Con Edison and the Utilities entered into a $2,500 million credit agreement (Credit Agreement), that replaces the December 2016 credit agreement, under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement expires in March 2028, unless extended for up to two additional one–year terms. There is a maximum of $2,500 million of credit available to CECONY and $800 million (subject to increase up to $1,000 million) available to Con Edison, including up to $900 million of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs.

In March 2023, CECONY entered into a 364-Day Revolving Credit Agreement (the CECONY Credit Agreement) that replaces the CECONY 2022 364-Day Credit Agreement, under which banks are committed to provide loans up to $500 million on a revolving credit basis. The CECONY Credit Agreement expires in March 2024 and supports CECONY’s commercial paper program.

At March 31, 2023, Con Edison had $411 million of commercial paper outstanding of which $405 million was outstanding under CECONY’s program. The weighted average interest rate at March 31, 2023 was 5.4 percent for both Con Edison and CECONY. At December 31, 2022, Con Edison had $2,640 million of commercial paper outstanding of which $2,300 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2022 was 4.8 percent for both Con Edison and CECONY.

At March 31, 2023 and December 31, 2022, no loans were outstanding under the Companies' Credit Agreement and December 2016 credit agreement, respectively, and no loans were outstanding under the CECONY Credit Agreement and the CECONY 2022 364-Day Credit Agreement, respectively. An immaterial amount of letters of credit were outstanding under the Credit Agreement and the December 2016 credit agreement as of March 31, 2023 and December 31, 2022, respectively.

The banks’ commitments under the Credit Agreement and the CECONY Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies under the Credit Agreement or by CECONY under the CECONY Credit Agreement, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company under the Credit Agreement or the CECONY Credit Agreement, respectively, immediately due and payable and for the Credit Agreement, require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default for a company include that company exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1; that company having liens on its assets in an aggregate amount exceeding 10 percent of its consolidated net tangible assets, subject to certain exceptions; that company or any of its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt) of that company; the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) of that company or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings.

In March 2023, Con Edison repaid $200 million and $400 million that it borrowed in January 2023 and June 2022, respectively, under a 364-Day Senior Unsecured Term Loan Credit Agreement that Con Edison entered into in June 2022 that was amended in November 2022 (the June 2022 Term Loan Credit Agreement). As of March 31, 2023, there were no borrowings outstanding pursuant to the June 2022 Term Loan Credit Agreement.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost/(credit) for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Service cost – including administrative expenses	$41	$72	$38	$67
Interest cost on projected benefit obligation	162	126	153	119
Expected return on plan assets	(279)	(292)	(265)	(277)
Recognition of net actuarial loss/(gain)	(58)	94	(55)	89
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT CREDIT	$(138)	$(4)	$(134)	$(7)
Cost capitalized	(21)	(33)	(20)	(32)
Reconciliation to rate level	73	64	68	61
Total expense (credit) recognized	$(86)	$27	$(86)	$22

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

Expected Contributions
Based on estimates as of March 31, 2023, the Companies expect to make contributions to the pension plans during 2023 of $22 million (of which $19 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first three months of 2023, the Companies contributed $5 million to the pension plans, $4 million of which was contributed by CECONY.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Service cost - including administrative expenses	$4	$5	$3	$4
Interest cost on projected other postretirement benefit obligation	14	9	12	8
Expected return on plan assets	(18)	(18)	(14)	(14)
Recognition of net actuarial gain	(4)	(1)	(2)	(1)
TOTAL PERIODIC OTHER POSTRETIREMENT BENEFIT CREDIT	$(4)	$(5)	$(1)	$(3)
Cost capitalized	(2)	(2)	(1)	(2)
Reconciliation to rate level	1	4	0	4
Total expense (credit) recognized	$(5)	$(3)	$(2)	$(1)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Expected Contributions
Based on estimates as of March 31, 2023, the Companies expect to make a contribution of $13 million (all of which is to be made by CECONY) to the other postretirement benefit plans in 2023. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2023 and December 31, 2022 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Accrued Liabilities:
Manufactured gas plant sites	$874	$876	$780	$782
Other Superfund Sites	120	121	120	121
Total	$994	$997	$900	$903
Regulatory assets	$986	$991	$902	$906

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
Environmental remediation costs incurred related to Superfund Sites for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Remediation costs incurred	$3	$8	$3	$7

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three months ended March 31, 2023 and 2022.
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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At March 31, 2023, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at March 31, 2023 and December 31, 2022 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$61	$61	$58	$59
Regulatory liabilities – workers’ compensation	$12	$11	$12	$11

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, and such estimated liability and receivable did not change as of March 31, 2023.

Other Contingencies
For additional contingencies, see "COVID-19 Regulatory Matters" and "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison has entered into various agreements providing financial or performance assurance to third parties on behalf of its subsidiaries. In addition, Con Edison has provided guarantees to third parties on behalf of its former subsidiary, the Clean Energy Businesses, that are in the process of being transferred to the buyer of the Clean Energy Businesses, RWE Aktiengesellschaft (RWE). Maximum amounts guaranteed by Con Edison under these agreements totaled $910 million and $2,412 million at March 31, 2023 and December 31, 2022, respectively.

A summary, by type and term, of Con Edison's total guarantees under these agreements at March 31, 2023 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$381	$—	$—	$381
Guarantees on behalf of the Clean Energy Businesses (a)	278	16	226	520
Broken Bow II	—	—	9	9
Total	$659	$16	$235	$910
(a) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T. Guarantee amount shown represents guarantees issued on behalf of the Clean Energy Businesses that remain outstanding at March 31, 2023. Prior to and following the sale, RWE, with Con Edison's assistance, engaged in the process of transferring responsibility for these guarantees from Con Edison to RWE and that process is ongoing. Pursuant to the purchase and sale agreement, RWE is obligated to reimburse and hold harmless Con Edison for any payments Con Edison makes under guarantees issued by Con Edison on behalf of the Clean Energy Businesses. As of March 31, 2023, no such payments have been, or are probable of being, made.

Con Edison Transmission — Con Edison has guaranteed payment by Con Edison Transmission of the contributions Con Edison Transmission agreed to make to New York Transco LLC (NY Transco). Con Edison Transmission owns a 45.7 percent interest in NY Transco. In April 2019, the New York Independent System Operator (NYISO) selected a transmission project that was jointly proposed by National Grid and NY Transco. The siting, construction and operation of the project will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. The NYISO indicated it will work with the developers to enter into agreements for the development and operation of the projects, including a schedule for entry into service by December 2023. Guarantee amount shown includes the maximum possible required amount of Con Edison Transmission's contributions for this project as calculated based on the assumptions that the project is completed at 175 percent of its estimated costs and NY Transco does not use any debt financing for the project.
Broken Bow II — Con Edison has guaranteed obligations on behalf of its indirect subsidiary, Broken Bow II, associated with its investment in a wind energy facility. Broken Bow II is held for sale as of March 31, 2023. See Note T.

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	Con Edison (a)		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Operating lease cost	$20	$21	$17	$16
Operating lease cash flows	$7	$9	$4	$4
(a) Amounts for Con Edison include amounts for the Clean Energy Businesses through February 2023. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

As of March 31, 2023 and December 31, 2022, assets recorded as finance leases were $2 million for Con Edison and $1 million for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $1 million as of March 31, 2023, and $5 million and $2 million as of December 31, 2022, respectively.

For the three months ended March 31, 2023 and 2022, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $1 million for the three months ended March 31, 2023 and $44 million and $1 million, respectively, for the three months ended March 31, 2022.

Other information related to leases for Con Edison and CECONY at March 31, 2023 and December 31, 2022 were as follows:

	Con Edison		CECONY
	2023	2022	2023	2022
Weighted Average Remaining Lease Term:
Operating leases (a)(b)	12.1 years	12.3 years	12.1 years	12.4 years
Finance leases	6.5 years	7.2 years	3.3 years	2.3 years
Weighted Average Discount Rate:
Operating leases (a)(b)	3.7%	3.7%	3.7%	3.7%
Finance leases	2.9%	1.9%	2.8%	1.0%
(a)Amounts for Con Edison exclude operating leases of the Clean Energy Businesses, inclusive of Broken Bow II, that were classified as held for sale as of December 31, 2022. Including the operating leases of the Clean Energy Businesses would result in a weighted average remaining lease term of 18.3 years and a weighted average discount rate of 4.4 percent as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.
(b)Amounts for Con Edison in 2023 exclude the operating lease of Broken Bow II, that was classified as held for sale as of March 31, 2023. Including the operating lease of Broken Bow II would result in a weighted average remaining lease term of 12.3 years and a weighted average discount rate that would not be materially different than shown above as of March 31, 2023. See Note T.
Future minimum lease payments under non-cancellable leases at March 31, 2023 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending March 31, (b)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2024	$64	$—	$63	$—
2025	65	1	63	1
2026	65	—	65	—
2027	64	—	64	—
2028	62	—	62	—
All years thereafter	418	1	418	—
Total future minimum lease payments	$738	$2	$735	$1
Less: imputed interest	(157)	—	(157)	—
Total	$581	$2	$578	$1
Reported as of March 31, 2023
Operating lease liabilities (current) (a)	$107	$—	$106	$—
Operating lease liabilities (noncurrent) (a)	474	—	472	—
Other noncurrent liabilities	—	2	—	1
Total	$581	$2	$578	$1
(a)Amounts exclude operating lease liabilities of Broken Bow II ($7 million) that are classified as current liabilities held for sale on Con Edison's consolidated balance sheet as of March 31, 2023. See Note T.
(b)Amounts exclude future minimum operating lease payments of Broken Bow II, of $3 million in total for years ended March 31, 2024 through 2028, and $10 million for all years thereafter, and imputed interest of $6 million.
The Utilities are lessors under certain leases whereby the Utilities own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three months ended March 31, 2023 and 2022.

Note J – Income Tax
Con Edison’s income tax expense increased to $243 million for the three months ended March 31, 2023 from $153 million for the three months ended March 31, 2022. The increase in income tax expense is primarily due to higher income before income tax expense due to the gain on the sale of the Clean Energy Businesses ($202 million) and an increase in the valuation allowance on deferred state tax assets related to state NOLs ($10 million), offset in part by tax benefits from the recognition of deferred unamortized investment tax credits ($107 million) and changes in state apportionments, net of federal income taxes ($44 million), all related to the sale of the Clean Energy Businesses.

CECONY’s income tax expense increased to $154 million for the three months ended March 31, 2023 from $117 million for the three months ended March 31, 2022. The increase in income tax expense is primarily due to higher income before income tax expense and higher state income taxes, offset in part by lower allowance for uncollectible accounts.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended March 31, 2023 and 2022 is as follows:

	Con Edison		CECONY
(% of Pre-tax income)	2023	2022	2023	2022
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	5	5	5	5
Amortization of excess deferred federal income taxes	(3)	(6)	(6)	(7)
Taxes attributable to non-controlling interest	—	2	—	—
Cost of removal	—	1	1	1
Renewable energy credits	—	(1)	—	—
Allowance for uncollectible accounts, net of COVID-19 assistance	—	—	(1)	—
Impacts from the sale of Clean Energy Businesses:
Deferred unamortized ITC recognized on sale of subsidiary	(7)	—	—	—
Changes in state apportionments, net of federal income taxes	(3)	—	—	—
Valuation allowance on state NOLs, net of federal income tax	1	—	—	—
Effective tax rate	14%	22%	20%	20%

On March 1, 2023, Con Edison completed the sale of the Clean Energy Businesses, that was accounted for as a stock sale for GAAP purposes and a deemed sale of assets and liquidation for tax purposes. Con Edison's pretax gain on the sale of the Clean Energy Businesses was $855 million ($791 million, net of tax) for the three months ended March 31, 2023. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests and a deferred project, that were treated as distributions to Con Edison. See Note S and Note T.

In April 2023, the IRS released Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether certain expenditures to maintain, repair, replace, or improve natural gas transmission and distribution property must be capitalized as improvements by the taxpayer or currently deducted for federal income tax purposes. This revenue procedure also provides procedures for taxpayers to obtain automatic consent to change their method of accounting to the safe harbor method of accounting permitted by this revenue procedure. Con Edison expects to adopt the guidance in 2023, and is evaluating the cumulative impact of the change in accounting method for the Utilities.

In May 2023, New York State passed a law that extended the increase in the corporate franchise tax rate from 6.5% to 7.25% for another 3-year period, through tax year 2026, for taxpayers with taxable income greater than $5 million. The law also temporarily extended the business capital tax through tax year 2026, not to exceed an annual maximum tax liability of $5 million per taxpayer, with a corporation paying the higher of its franchise or income tax liability during the same period. New York State also passed a law establishing a permanent rate of 30% for the metropolitan transportation business tax surcharge. As a result of the sale of the Clean Energy Businesses in 2023, Con Edison has New York State taxable income in excess of $5 million after using its entire New York State NOL carryforward, and therefore, the group is subject to the higher 7.25 percent rate (9.425 percent with the surcharge rate) on its taxable income for tax year 2023. The Companies are evaluating the impact of these provisions on their financial position, results of operations and liquidity for tax years after 2023.

Uncertain Tax Positions
At March 31, 2023, the estimated liability for uncertain tax positions for Con Edison was $26 million ($9 million for CECONY). During the quarter ended March 31, 2023, Con Edison recognized $3 million of income tax expense mostly related to research and development credits on the Clean Energy Businesses. Con Edison reasonably expects to resolve within the next twelve months approximately $23 million of various federal uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is $6 million, that, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $26 million, with $9 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the three months ended March 31, 2023 and 2022, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At March 31, 2023 and December 31, 2022, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three months ended March 31, 2023 and 2022, revenue from contracts with customers as defined in Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$2,263	$93	$2,356	$2,107	$(23)	$2,084
Gas	1,257	34	1,291	1,104	27	1,131
Steam	303	3	306	299	3	302
Total CECONY	$3,823	$130	$3,953	$3,510	$7	$3,517
O&R
Electric	178	4	182	163	3	166
Gas	138	1	139	120	(1)	119
Total O&R	$316	$5	$321	$283	$2	$285
Clean Energy Businesses (c)
Renewables	68	—	68	129	—	129
Energy services	7	—	7	19	—	19
Develop/Transfer Projects	7	—	7	11	—	11
Other	—	47	47	—	101	101
Total Clean Energy Businesses	$82	$47	$129	$159	$101	$260
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	(1)	(1)	—	(3)	(3)
Total Con Edison	$4,222	$181	$4,403	$3,953	$107	$4,060
(a) For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their NY electric and gas rate plans (see "Rate Plans" in Note B). For the Clean Energy Businesses, this includes revenue from wholesale services. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.
(b)    Other includes the parent company, Con Edison's tax equity investments, the deferred project held for sale and consolidated adjustments.
(c) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

Clean Energy Businesses' Use of the Percentage-of-Completion Method
Sales and profits on each percentage-of-completion contract were recorded each month based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative revenues recognized in prior periods (the ‘‘cost-to-cost’’ method). The impact of revisions of contract estimates, that may result from contract modifications, performance or other reasons, were recognized on a cumulative catch-up basis in the period in which the revisions are made. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S.

	2023				2022
(Millions of Dollars)	Unbilled contract revenue (a)		Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$80		$3		$35	$7
Additions (c)	2		—		21	—
Subtractions (c)	33		3	(d)	36	4	(d)
Ending balance as of March 31,	$49	(e)	$—		$20	$3
(a)Unbilled contract revenue represents accumulated incurred costs and earned profits on contracts (revenue arrangements), that have been recorded as revenue, but have not yet been billed to customers, and which represent contract assets as defined in Topic 606. Substantially all accrued unbilled contract revenue is expected to be collected within one year. Unbilled contract revenue arises from the cost-to-cost method of revenue recognition. Unbilled contract revenue from fixed-price type contracts is converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, that generally occur when deliveries or other performance milestones are completed.
(b)Unearned revenue represents a liability for billings to customers in excess of earned revenue, that are contract liabilities as defined in Topic 606.
(c)Additions for unbilled contract revenue and subtractions for unearned revenue represent additional revenue earned. Additions for unearned revenue and subtractions for unbilled contract revenue represent billings. Activity also includes appropriate balance sheet classification for the period. Of the subtractions in 2023, $21 million and $1 million relate to the sale of the Clean Energy Businesses for unbilled contract revenue and unearned revenue, respectively.
(d)Of the subtractions from unearned revenue, $3 million and $4 million were included in the balances as of January 1, 2023 and 2022, respectively.
(e)Following the sale of the Clean Energy Businesses, Con Edison remains entitled to certain unbilled contract revenue for a battery storage project located in Imperial County, California. See Note S.

On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

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
Starting in 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The allowance for customer uncollectible accounts for Con Edison and CECONY decreased by $78 million from December 31, 2022 to March 31, 2023. The decreases primarily resulted from the credits issued pursuant to the New York State COVID-19 arrears assistance programs. See "COVID-19 Regulatory Matters" in Note B. The allowance for uncollectible accounts for Con Edison and CECONY increased by $19 million and $20 million, respectively, from December 31, 2021 to March 31, 2022.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a roll forward by major portfolio segment type for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022
Allowance for credit losses
Beginning Balance at January 1,	$322	$317	$10	$22	$314	$304	$7	$19
Recoveries	4	5	—	—	4	4	—	—
Write-offs	(48)	(30)	(1)	(3)	(47)	(28)	—	(2)
Reserve adjustments	(34)	44	1	6	(35)	44	1	6
Ending Balance March 31,	$244	$336	$10	$25	$236	$324	$8	$23

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022
CECONY
Electric	$2,356	$2,084	$5	$4	$343	$332	$194	$170
Gas	1,291	1,131	2	2	105	90	559	451
Steam	306	302	18	19	25	24	56	90
Consolidation adjustments	—	—	(25)	(25)	—	—	—	—
Total CECONY	$3,953	$3,517	$—	$—	$473	$446	$809	$711
O&R
Electric	$182	$166	$—	$—	$18	$17	$1	$8
Gas	139	119	—	—	7	7	40	38
Total O&R	$321	$285	$—	$—	$25	$24	$41	$46
Clean Energy Businesses (a)	$129	$260	$—	$—	$—	$59	$36	$46
Con Edison Transmission	1	1	—	—	—	—	(2)	(3)
Other (b)	(1)	(3)	—	—	1	—	855	(1)
Total Con Edison	$4,403	$4,060	$—	$—	$499	$529	$1,739	$799
(a) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. As a result of this sale, the Clean Energy Businesses are no longer a principal segment. See Note S and Note T.
(b) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Other does not represent a business segment.

Note N – Derivative Instruments and Hedging Activities
Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. These are economic hedges, for which the Utilities do not elect hedge accounting. The Companies use economic hedges to manage commodity price risk in accordance with provisions set by state regulators. The volume of hedging activity at the Utilities is dependent upon the forecasted volume of physical commodity supply to meet customer needs, and program costs or benefits are recovered from or credited to full-service customers, respectively. See "Recoverable Energy Costs" in Note A. Derivatives are recognized on the consolidated balance sheet at fair value (see Note O), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at March 31, 2023 and December 31, 2022 were:

(Millions of Dollars)	2023				2022
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$203	$(73)	$130	(b)	$378	$(332)	$46	(b)
Noncurrent	58	(32)	26		193	(108)	85
Total fair value of derivative assets held and used	261	(105)	156		571	(440)	131
Current - assets held for sale (d)	—	—	—		93	(8)	85	(c)(d)
Noncurrent - assets held for sale (d)	—	—	—		83	11	94	(c)(d)
Total fair value of derivative assets	$261	$(105)	$156		$747	$(437)	$310
Fair value of derivative liabilities
Current	$(196)	$72	$(124)	(b)	$(198)	$166	$(32)	(b)
Noncurrent	(174)	38	(136)		(49)	36	(13)
Total fair value of derivative liabilities held and used	(370)	110	(260)		$(247)	$202	$(45)
Current - liabilities held for sale (d)	—	—	—		(31)	6	(25)	(d)
Noncurrent - liabilities held for sale (d)	—	—	—		(3)	(8)	(11)	(d)
Total fair value of derivative liabilities	$(370)	$110	$(260)		$(281)	$200	$(81)
Net fair value derivative assets/(liabilities)	$(109)	$5	$(104)		$466	$(237)	$229
CECONY
Fair value of derivative assets
Current	$190	$(69)	$121	(b)	$350	$(312)	$38	(b)
Noncurrent	56	(31)	25		176	(96)	80
Total fair value of derivative assets	$246	$(100)	$146		$526	$(408)	$118
Fair value of derivative liabilities
Current	$(188)	$69	$(119)	(b)	$(189)	$160	$(29)
Noncurrent	(165)	36	(129)		(43)	34	(9)
Total fair value of derivative liabilities	$(353)	$105	$(248)		$(232)	$194	$(38)
Net fair value derivative assets/(liabilities)	$(107)	$5	$(102)		$294	$(214)	$80
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
(b)At March 31, 2023, margin deposits for Con Edison ($14 million and $(7) million) were classified as derivative assets and derivative liabilities, respectively, and for CECONY ($14 million and $(2) million) were classified as derivative assets and derivative liabilities, respectively, on the consolidated balance sheet, but not included in the table. At December 31, 2022 margin deposits for Con Edison and CECONY of $13 million were classified as derivative assets, and ($(10) million and $(6) million, respectively) were classified as derivative liabilities on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.
(c)Includes amounts for interest rate swaps of $75 million in noncurrent assets, $31 million in current assets. At December 31, 2022, the Clean Energy Businesses had interest rate swaps with notional amounts of $982 million. The expiration dates of the swaps ranged from 2025-2041.
(d)Amounts represent derivative assets and liabilities included in current assets and current liabilities held for sale, respectively, on Con Edison's consolidated balance sheet as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

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

The Clean Energy Businesses recorded realized and unrealized gains and losses on their derivative contracts in gas purchased for resale and non-utility revenue in the reporting period in which they occur. The Clean Energy Businesses recorded changes in the fair value of their interest rate swaps in other interest expense at the end of each reporting period. Management believes that these derivative instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and interest rates. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2023 and 2022:

		For the Three Months Ended March 31,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2023	2022	2023	2022
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(149)	$339	$(137)	$312
Noncurrent	Deferred derivative gains	(126)	45	(111)	41
Total deferred gains/(losses)		$(275)	$384	$(248)	$353
Current	Deferred derivative losses	$(16)	$(36)	$(12)	$(32)
Current	Recoverable energy costs	(291)	157	(274)	143
Noncurrent	Deferred derivative losses	(133)	(34)	(130)	(34)
Total deferred gains/(losses)		$(440)	$87	$(416)	$77
Net deferred gains/(losses)		$(715)	$471	$(664)	$430
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$4	$5	$—	$—
	Non-utility revenue	17	(17)	—	—
	Other operations and maintenance expense	—	3	—	3
	Other interest expense (a)	5	65	—	—
Total pre-tax gains/(losses) recognized in income		$26	$56	$—	$3
(a)Comprised of amounts related to interest rate swaps of the Clean Energy Businesses. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at March 31, 2023:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	30,093,325	48,600	273,950,000	4,116,000
CECONY	28,352,725	41,400	260,910,000	4,116,000
(a)Volumes are reported net of long and short positions, except natural gas collars where the volumes of long positions are reported.
(b)Excludes electric congestion and gas basis swap contracts that are associated with electric and gas contracts and hedged volumes.

The Companies are exposed to credit risk related to transactions entered into primarily for the various energy supply and hedging activities by the Utilities. Credit risk relates to the loss that may result from a counterparty’s nonperformance. The Companies use credit policies to manage this risk, including an established credit approval process, monitoring of counterparty limits, netting provisions within agreements, collateral or prepayment arrangements, credit insurance and credit default swaps. The Companies measure credit risk exposure as the replacement cost for open energy commodity and derivative positions plus amounts owed from counterparties for settled transactions. The replacement cost of open positions represents unrealized gains, net of any unrealized losses where the Companies have a legally enforceable right to offset.
At March 31, 2023, Con Edison and CECONY had $66 million and $58 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $36 million with investment-grade counterparties and $30 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $30 million with commodity exchange brokers and $28 million with investment-grade counterparties. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at March 31, 2023:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$179	$170
Collateral posted	205	205
Additional collateral (b) (downgrade one level from current ratings)	16	6
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	70	56
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post $1 million of additional collateral at March 31, 2023. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At March 31, 2023, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $23 million.

Note O – Fair Value Measurements
The accounting rules for fair value measurements and disclosures define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, that refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Companies often make certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. The Companies use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
The accounting rules for fair value measurements and disclosures established a fair value hierarchy, that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The rules require that assets and liabilities be classified in their entirety based on the level of input that is significant to the fair value measurement. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability and may affect the valuation of the asset or liability and their placement within the fair value hierarchy. The Companies classify fair value balances based on the fair value hierarchy defined by the accounting rules for fair value measurements and disclosures as follows:
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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are summarized below.

	2023					2022
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$34	$154	$—	$(18)	$170	$84	$476	$2	$(420)	$142
Commodity held for sale (g)	—	—	—	—	—	6	34	31	2	73
Interest rate swaps (a)(b)(c)(f)(g)	—	—	—	—	—	—	106	—	—	106
Other (a)(b)(d)	455	115	—	—	570	437	116	—	—	553
Total assets	$489	$269	$0	$(18)	$740	$527	$732	$33	$(418)	$874
Derivative liabilities:
Commodity (a)(b)(c)	$28	$259	$11	$(31)	$267	$18	$204	$16	$(184)	$54
Commodity held for sale (g)	—	—	—	—	—	8	24	2	2	36
Total liabilities	$28	$259	$11	$(31)	$267	$26	$228	$18	$(182)	$90
CECONY
Derivative assets:
Commodity (a)(b)(c)	$34	$142	$—	$(16)	$160	$83	$434	$2	$(388)	$131
Other (a)(b)(d)	442	109	—	—	551	422	110	—	—	532
Total assets	$476	$251	$—	$(16)	$711	$505	$544	$2	$(388)	$663
Derivative liabilities:
Commodity (a)(b)(c)	$27	$251	$5	$(33)	$250	$18	$198	$8	$(180)	$44
Total liabilities	$27	$251	$5	$(33)	$250	$18	$198	$8	$(180)	$44
(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $7 million of commodity derivative liabilities transferred from level 3 to level 2 during the three months ended March 31, 2023 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of December 31, 2022 to less than three years as of March 31, 2023. Con Edison and CECONY had an immaterial amount of derivative liabilities and $10 million and $9 million of commodity derivative assets, respectively, transferred from level 3 to level 2 during the year ended December 31, 2022 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2022 to less than three years as of December 31, 2022.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2023 and December 31, 2022, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
(d)Other assets are comprised of assets such as life insurance contracts within the deferred compensation plan and non-qualified retirement plans.
(e)Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(f)See Note N.
(g)On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

The employees in the Companies’ risk management group develop and maintain the Companies’ valuation policies and procedures for, and verify pricing and fair value valuation of, commodity derivatives and interest rate swaps. Under the Companies’ policies and procedures, multiple independent sources of information are obtained for forward price curves used to value commodity derivatives and interest rate swaps. Fair value and changes in fair value of commodity derivatives and interest rate swaps are reported monthly to the Companies’ risk committees, comprised of officers and employees of the Companies that oversee energy hedging at the Utilities. The risk management group reports to the Companies’ Vice President and Treasurer.

	Fair Value of Level 3 at March 31, 2023	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	(11)	Discounted Cash Flow	Forward capacity prices (a)	$2.25-$7.26 per kW-month
Transmission Congestion Contracts	—	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.38-$1.38 per MWh
Total Con Edison—Commodity	$(11)
CECONY – Commodity
Electricity	(5)	Discounted Cash Flow	Forward capacity prices (a)	$2.25-$7.26 per kW-month
Transmission Congestion Contracts	—	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.38-$1.38 per MWh
Total CECONY—Commodity	$(5)
(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2023 and 2022 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Beginning balance as of January 1,	$15	$(11)	$(6)	$(7)
Included in earnings	(2)	24	(1)	(1)
Included in regulatory assets and liabilities	8	1	7	—
Settlements	4	—	2	2
Decrease due to the sale of the Clean Energy Businesses (a)	(29)	—	—	—
Transfer out of level 3	(7)	—	(7)	—
Ending balance as of March 31,	$(11)	$14	$(5)	$(6)
(a) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($17 million loss and $27 million gain) on the consolidated income statement for the three months ended March 31, 2023 and 2022,respectively. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses and amounts for 2023 are shown through the date of sale. See Note S and Note T.

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

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S.

In connection with the sale, Con Edison retained a tax equity interest valued at $20 million in two renewable electric projects located in Virginia that is accounted for as an equity method investment and that represent the maximum exposure to loss for this investment. See Note S. The earnings of the projects, once in service, are determined using the hypothetical liquidation at book value (HLBV) method of accounting, and such earnings were not material for the three months ended March 31, 2023. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the renewable electric projects is not held by Con Edison.

In June 2021, a subsidiary of the Clean Energy Businesses sold substantially all of its membership interest in the Crane solar project, and retained an equity interest of $11 million in the project that was $0 as of March 31, 2023 and that is accounted for as an equity method investment. See Note S. The earnings of the project are determined using the hypothetical liquidation at book value (HLBV) method of accounting, and such earnings were not material for the three months ended March 31, 2023 or 2022. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the renewable electric project is not held by Con Edison.

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

CED Nevada Virginia

In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement relating to certain projects (CED Nevada Virginia) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows will be allocated. CED Nevada Virginia is a consolidated entity in which Con Edison had less than a 100 percent membership interest at December 31, 2022 and has no interest subsequent to the sale of the Clean Energy Business on March 1, 2023. Con Edison was the primary beneficiary since the power to direct the activities that most significantly impact the economics of CED Nevada Virginia was held by Con Edison. The HLBV method of accounting resulted in an immaterial amount of income/(loss) for Con Edison and the tax equity investor for the three months ended March 31, 2023, and for the three months ended March 31, 2022 were as follows. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S.

For the Three Months Ended March 31,
(Millions of Dollars)	2022

Income/(Loss) attributable to tax equity investor	$42
Income/(Loss) attributable to tax equity investor after tax	32
Income/(Loss) attributable to Con Edison	39
Income/(Loss) attributable to Con Edison after tax	30

Tax Equity Projects
In 2018, the Clean Energy Businesses completed its acquisition of Sempra Solar Holdings, LLC. Included in the acquisition were certain operating projects (Tax Equity Projects) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects were consolidated entities in which Con Edison had less than a 100 percent membership interest at December 31, 2022 and has no interest in subsequent to the sale of the Clean Energy Businesses on March 1, 2023. Con Edison was the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects was held by Con Edison. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S. The HLBV method of accounting resulted in an immaterial amount of income/(loss) for Con Edison and the tax equity investor for the three months ended March 31, 2023, and for the three months ended March 31, 2022 were as follows.

For the Three Months Ended March 31,
(Millions of Dollars)	2022

Income/(Loss) attributable to tax equity investor	$(5)
Income/(Loss) attributable to tax equity investor, after tax	(4)
Income/(Loss) attributable to Con Edison	10
Income/(Loss) attributable to Con Edison, after tax	7

At December 31, 2022, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)	Copper Mountain - Mesquite Solar (c)(e)	CED Nevada Virginia (c)(f)
(Millions of Dollars)	2022	2022	2022
Assets held for sale (a)	$305	$580	$686
Total assets (a)	$305	$580	$686
Liabilities held for sale (b)	20	81	331
Total liabilities (b)	$20	$81	$331
(a)The assets of the Tax Equity Projects and CED Nevada Virginia represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE. Amounts shown for 2022 are included in current assets held for sale on Con Edison's consolidated balance sheet as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T. For the disposal of the noncontrolling interest, see Con Edison's Consolidated Statement of Equity.
(b)The liabilities of the Tax Equity Projects and CED Nevada Virginia represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary. Amounts shown for 2022 are included in current liabilities held for sale on Con

Edison's consolidated balance sheet as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T. For the disposal of the noncontrolling interest, see Con Edison's Consolidated Statement of Equity.
(c)Con Edison did not provide any financial or other support during the year that was not previously contractually required.
(d)Great Valley Solar consists of the Great Valley Solar 1, Great Valley Solar 2, Great Valley Solar 3 and Great Valley Solar 4 projects, for which the noncontrolling interest of the tax equity investor was $67 million at December 31, 2022.
(e)Copper Mountain - Mesquite Solar consists of the Copper Mountain Solar 4, Mesquite Solar 2 and Mesquite Solar 3 projects for which the noncontrolling interest of the tax equity investor was $94 million at December 31, 2022.
(f)CED Nevada Virginia consists of the Copper Mountain Solar 5, Battle Mountain Solar and Water Strider Solar projects for which the noncontrolling interest of the tax equity investor was $39 million at December 31, 2022.

Note Q – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison to not more than 100 percent of their respective income available for dividends calculated on a two–year rolling average basis. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk. As a result, substantially all of the net assets of CECONY and O&R ($18,892 million and $1,036 million, respectively), at March 31, 2023, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	CECONY (a)
(Millions of Dollars)	2023	2022
Cost of services provided	$33	$33
Cost of services received	$19	$17
(a) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.
In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R, $33 million and $45 million of natural gas for the three months ended March 31, 2023 and 2022, respectively. These amounts are net of the effect of related hedging transactions.
At March 31, 2023 and December 31, 2022, CECONY's net receivable (payable) to Con Edison for income taxes was $69 million and $(89) million, respectively.

The Utilities perform work and incur expenses on behalf of NY Transco, a company in which Con Edison Transmission has a 45.7 percent equity interest. The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the three months ended March 31, 2023 and 2022, the amounts billed by the Utilities to NY Transco were $4 million and a $1 million amount, respectively.

CECONY has a 20-year transportation contract with Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. CET owns an equity interest in MVP. See "Investments - Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its MVP contract unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request. For the three months ended March 31, 2023 and 2022, CECONY incurred no costs under the contract.

FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At March 31, 2023 and December 31, 2022 there were no outstanding loans to O&R.
The Clean Energy Businesses had financial electric capacity contracts with CECONY and O&R. For the three months ended March 31, 2023 and 2022, the Clean Energy Businesses realized an immaterial gain and $2 million gain respectively, under these contracts. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. As a result of the sale, the Clean Energy Businesses are no longer recognized as a related party. See Note S and Note T.

Note R – New Financial Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (LIBOR), a benchmark interest rate referenced in a variety of agreements, after 2021. The United Kingdom's Financial Conduct Authority ceased publication of U.S. Dollar LIBOR after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR tenors, and expects to cease publishing after June 30, 2023 for all other U.S. Dollar LIBOR tenors. ASU 2020-04 provides entities with optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued amendments to the guidance through ASU 2021-01 to include all contract modifications and hedging relationships affected by reference rate reform, including those that do not directly reference LIBOR or another reference rate expected to be discontinued, and clarify which optional expedients may be applied to them. As the Companies continue to modify contracts that contain references to LIBOR to allow for the use of an alternative rate, they have applied the practical expedient to not assess each change for a contract modification. The guidance can be applied prospectively. The optional relief is temporary and generally cannot be applied to contract modifications and hedging relationships entered into or evaluated after December 31, 2022. The Companies do not expect the new guidance to have a material impact on their financial position, results of operations and liquidity.

In March 2023, the FASB issued amendments to the guidance on accounting for Investments—Equity Method and Joint Ventures (Topic 323) through ASU 2023-02. The amendments would expand the use of the proportional amortization method of income recognition. The Companies do not expect the new guidance to have a material impact on their financial position, results of operations and liquidity.

Note S – Dispositions
During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the Clean Energy Businesses. On October 1, 2022, following the conclusion of such review and to allow for continued focus on the Utilities and their clean energy transition, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables Americas, LLC, a subsidiary of RWE for a total of $6,800 million, subject to closing adjustments. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses to RWE for $3,993 million. The preliminary purchase price at closing was adjusted (i) upward for certain cash and cash equivalents, (ii) downward for certain indebtedness and debt-like items, (iii) downward for certain transaction expenses, (iv) downward to the extent that the net working capital varied from a set target, (v) upward to the extent that capital expenditures incurred prior to the closing of the transaction varied from a set budget, and (vi) downward by the value allocated to Broken Bow II, a project that was not able to be conveyed to RWE upon closing of the transaction. The final purchase price is subject to customary adjustments for timing differences and a final valuation report, among other factors; the process to finalize the purchase price is ongoing. The transaction was completed at arm’s length and RWE was not, and will not be, considered a related party to Con Edison.

Con Edison's preliminary gain on the sale of the Clean Energy Businesses was $855 million ($791 million, after tax) for the three months ended March 31, 2023 and is subject to true-up for the finalization adjustments described above. The portion of the gain attributable to the non-controlling interest retained in certain tax-equity projects was not material. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects, described below, and one deferred project, Broken Bow II, a 75MW nameplate capacity wind power project located in Nebraska. See Note T. Transfer of the project is dependent on one outstanding counterparty consent, and if and when such consent is obtained within two years of the sale of the Clean Energy Businesses, i.e., by February 28, 2025, the project will transfer. RWE Renewables Americas, LLC is operating the facility on behalf of Con Edison pursuant to certain service agreements, for which the fees are not material.

Con Edison retained the Clean Energy Businesses' tax equity investment interest in the Crane solar project and another tax equity investment interest in two solar projects located in Virginia. These tax equity partnerships produce renewable energy tax credits that can be used to reduce Con Edison’s federal income tax in the year in which the projects are placed in service. These tax credits would be subject to recapture, in whole or in part, if the assets were sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for its interests in these tax equity partnerships. The combined carrying value of the retained tax equity interests is approximately $20 million.

Con Edison has also retained any post-sale deferred income taxes (federal and state income taxes, including tax attributes), any valuation allowances associated with the deferred tax assets, all current federal taxes and New York state taxes and the estimated liability for uncertain tax positions. The unamortized deferred investment tax credits of the Clean Energy Businesses were recognized in full upon the completion of the sale of the Clean Energy Businesses.

Concurrent with entering into the purchase and sale agreement, Con Edison incurred costs in the normal course of the sale process. Transaction costs of $48 million ($35 million after-tax) were recorded in 2022, and $11 million ($8 million after-tax) were recorded in the first quarter of 2023. Also, depreciation and amortization expense of approximately $41 million ($28 million after-tax) were not recorded on the assets of the Clean Energy Businesses in the first quarter of 2023 through the closing of the transaction.

Following the sale, of the Clean Energy Businesses and pursuant to a reimbursement and indemnity agreement with RWE, Con Edison remains responsible for certain potential costs related to a battery storage project located in Imperial County, California. Con Edison's exposure under the agreement could range up to approximately $172 million. As of March 31, 2023, no amounts were recorded as liabilities on Con Edison's consolidated balance sheet related to this agreement. Con Edison is entitled to approximately $61 million of proceeds from this battery storage project, of which $49 million was recorded as unbilled contract revenue as of March 31, 2023. See Note K.

The following table shows the pre-tax operating income for the Clean Energy Businesses for the three months ended March 31, 2023 and 2022. The 2023 period shown is through the date of the sale of the Clean Energy Businesses.

	For the Three Months Ended March 31,
(Millions of Dollars)	2023	2022
Pre-tax operating income	$25	$130
Pre-tax operating income, excluding non-controlling interest	21	82

Note T – Assets and Liabilities Held-for-Sale
On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects and one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. Transfer of the project from Con Edison to RWE is dependent on one outstanding counterparty consent, and if and when such consent is obtained within two years of the sale of the Clean Energy Businesses, i.e., by February 28, 2025, the project will transfer. RWE Renewables Americas, LLC is operating the facility on behalf of Con Edison pursuant to certain service agreements for which the fees are not material.

At March 31, 2023, the carrying amounts of the major classes of assets and liabilities of Broken Bow II that are expected to be sold are presented on a held-for-sale basis, and accordingly exclude net deferred tax liability balances, as follows:

(Millions of Dollars)	March 31, 2023
ASSETS
CURRENT ASSETS
Restricted cash	$2
Other current assets	5
TOTAL CURRENT ASSETS	7
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation	76
NET PLANT	76
OTHER NONCURRENT ASSETS
Intangible assets, less accumulated amortization	72
Operating lease right-of-use asset	7
TOTAL OTHER NONCURRENT ASSETS	79
TOTAL ASSETS	$162

(Millions of Dollars)	March 31, 2023
LIABILITIES
CURRENT LIABILITIES
Long-term debt due within one year	$2
Operating lease liabilities	2
Other current liabilities	1
TOTAL CURRENT LIABILITIES	5
NONCURRENT LIABILITIES
Asset retirement obligations	2
Operating lease liabilities	5
TOTAL NONCURRENT LIABILITIES	7
LONG-TERM DEBT	62
TOTAL LIABILITIES	$74

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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the
MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2022
(File Nos.1-14514 and 1-01217, the Form 10-K).

Information in any item of this report referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

Con Edison, incorporated in New York State in 1997, is a holding company that owns all of the outstanding common stock of CECONY, Orange and Rockland Utilities, Inc. (O&R) and Con Edison Transmission, Inc. As used in this report, the term the “Utilities” refers to CECONY and O&R.

Con Edison

CECONY	O&R	Con Edison Transmission
•RECO

Con Edison’s principal business operations are those of CECONY, O&R and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission invests in electric transmission projects and manages both electric and gas assets while seeking to develop electric transmission projects. See "Investments" in Note A to the First Quarter Financial Statements. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the First Quarter Financial Statements.

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

Clean Energy Goals
The success of the Companies’ efforts to meet federal, state and city clean energy policy goals and the impact of energy consumers' efforts to meet such goals on CECONY’s electric, gas and steam businesses and O&R’s electric and gas businesses may impact the Companies’ future financial condition. The Utilities expect electric demand to increase and gas and steam usage to decrease in their service territories as federal, state and local laws and policies are enacted and implemented that aim to reduce the carbon intensity of the energy that is consumed. In particular, the long-term future of the Utilities’ gas businesses depends upon the role that natural gas or other gaseous fuels will play in facilitating New York State’s and New York City’s climate goals. In addition, the impact and costs of climate change on the Utilities’ systems and the success of the Utilities’ efforts to increase system reliability and manage service interruptions resulting from severe weather may impact the Companies’ future financial condition, results of operations and liquidity.

CECONY Steam Rate Plan
In November 2022, as updated in February 2023, CECONY filed a request with the NYSPSC for a steam rate increase of $141 million, effective November 2023. The filing reflects a return on common equity of 10 percent and a common equity ratio of 50 percent and requests a new mechanism for decoupling revenues from steam consumption. In March 2023, the NYSDPS submitted testimony in the NYSPSC proceeding that supports a steam rate increase of $94 million reflecting, among other things, a 9 percent return on common equity and a common equity ratio of 48 percent. The NYSDPS testimony does not support CECONY’s request for a new mechanism for decoupling revenues from steam consumption. CECONY’s future earnings will depend on the rates authorized in, and the other provisions of, its November 2023 steam rate plan and CECONY’s ability to operate its businesses in a manner consistent with such rate plan. Therefore, the outcome of CECONY’s rate request that requires approval by the NYSPSC will impact the Companies’ future financial condition, results of operations and liquidity. See “Utility Regulation – State Utility Regulation – Rate Plans” and “Rate Plans” in Note B to the First Quarter Financial Statements.

Con Edison Transmission
Con Edison Transmission has taken steps to realign its portfolio to focus on electric transmission rather than gas by completing the sale of its 50 percent interest in Stagecoach in 2021. During 2020 and 2021, Con Edison Transmission recorded impairments on its investment in Mountain Valley Pipeline, LLC (MVP). Any future impairments of Con Edison Transmission’s investment in MVP may impact Con Edison’s future financial condition and results of operations. Con Edison Transmission is pursuing opportunities and participating in competitive solicitations to develop electric transmission projects that will deliver offshore wind energy to high voltage electric grids in NY, through its NY Transco partnership, and in NJ. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements. See “Investments” in Note A to the First Quarter Financial Statements.

CECONY
Electric
CECONY provides electric service to approximately 3.6 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 16,408 MMlb of steam annually to approximately 1,527 customers in parts of Manhattan.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York, "NY", and northern New Jersey "NJ", an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern NY.

Coronavirus Disease 2019 (COVID-19) Impacts
The Coronavirus Disease 2019 (COVID-19) pandemic resulted in changes in governmental and regulatory policy and contributed to an economic slowdown in the Companies’ service territories. The decline in business activity in the Companies’ service territories resulted in a slower recovery of cash from outstanding customer accounts receivable balances, material increases in customer accounts receivable balances, increases to the allowance for uncollectible accounts, and may result in increases to write-offs and recoveries of customer accounts. The extent to which the Companies’ are able to recover cash for outstanding customer accounts receivable balances and the amount of write-offs of customer accounts, may impact Con Edison’s future financial condition, results of operations and liquidity. See “Coronavirus Disease 2019 (COVID-19) Impacts” below and “COVID-19 Regulatory Matters” in Note B to the First Quarter Financial Statements.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended March 31, 2023				At March 31, 2023
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$3,953	90%	$604	42%	$57,653	91%
O&R	321	7	31	2	3,504	6
Total Utilities	$4,274	97%	$635	44%	$61,157	97%
Clean Energy Businesses (a)	129	3	22	2	—	—
Con Edison Transmission	1	—	2	—	352	1
Other (b)	(1)	—	774	54	1,295	2
Total Con Edison	$4,403	100%	$1,433	100%	$62,804	100%
(a)Net income for common stock from the Clean Energy Businesses for the three months ended March 31, 2023 includes $(9) million net after-tax mark-to-market effects. Net income for common stock from the Clean Energy Businesses for the three months ended March 31, 2023 also includes $2 million (after-tax) net of the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Depreciation and amortization expenses on their assets of $31 million (after-tax) were not recorded for the three months ended March 31, 2023. See "Assets and Liabilities Held for Sale" in Note A, Note S and Note T to the First Quarter Financial Statements.

(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Net income for common stock for the three months ended March 31, 2023 includes an immaterial amount of income tax impact on the net after-tax mark-to-market effects. Net income for common stock for the three months ended March 31, 2023 also includes an immaterial net of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock for the three months ended March 31, 2023 also includes $(9) million of transaction costs and other accruals related to the sale of the Clean Energy Businesses (net of tax). Impact of the sale of the Clean Energy Businesses on the changes in state apportionments (net of federal taxes) is $(16) million. Depreciation and amortization expenses on the assets of the Clean Energy Businesses of $(3) million (after-tax) were not recorded for the three months ended March 31, 2023. Net income for common stock for the three months ended March 31, 2023 includes $791 million (after-tax) for the gain on the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the First Quarter Financial Statements.

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (the Act) was signed into law and included a new 15 percent Corporate Alternative Minimum Tax (CAMT). Under the Act, a corporation will be subject to the CAMT if its average annual Adjusted Financial Statement Income (AFSI) for the three taxable year period ending prior to the taxable year exceeds $1,000 million, and will apply to tax years beginning after December 31, 2022. Based on management’s preliminary calculations, Con Edison and CECONY do not expect to be subject to the CAMT in 2023 and 2024 but are expected to be subject to the CAMT in subsequent years. However, the provisions of the CAMT are not expected to have a material impact on the Companies’ financial position, results of operations and liquidity.

Accounting Considerations
Due to the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted), decline in business, bankruptcies, layoffs and furloughs, among other factors, both commercial and residential customers have had and may continue to have increased difficulty paying their utility bills. In June 2020, the state of NY enacted a law prohibiting NY utilities, including CECONY and O&R, from disconnecting residential customers, and starting in May 2021 small business customers, during the COVID-19 state of emergency, that ended in June 2021. In addition, such prohibitions were in effect until December 21, 2021 for residential and small business customers who experienced a change in financial circumstances due to the COVID-19 pandemic.

CECONY and O&R have existing allowances for uncollectible accounts established against their customer accounts receivable balances that are reevaluated each quarter and updated accordingly. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances are not reflected in rates during the term of the current rate plans.

For the three months ended March 31, 2023, CECONY issued total credits of $343.6 million and O&R issued total credits of $2.2 million towards reducing customers’ accounts receivable balances pursuant to a Phase 2 COVID-19 arrears assistance programs. For the year ended December 31, 2022, CECONY and O&R issued total credits of $359.9 million and $6.1 million, respectively, towards reducing customers’ accounts receivable balances pursuant to COVID-19 arrears assistance programs. See "COVID-19 Regulatory Matters" in Note B to the First Quarter Financial Statements.

CECONY’s "accounts receivable – customers" balance (net of allowance for uncollectible accounts) decreased from $2,099 million at December 31, 2022 to $1,939 million at March 31, 2023. O&R’s "accounts receivable – customers" balance (net allowance for uncollectible accounts) increased from $93 million at December 31, 2022 to $101 million at March 31, 2023. The amount of the customer accounts receivable balances that are over 60 days in arrears for CECONY and O&R decreased from $1,308 million and $22 million, respectively, as of December 31, 2022 to $930 million and $16 million, respectively, as of March 31, 2023. CECONY’s and O&R’s allowances for uncollectible customer accounts reserve decreased from $314 million and $8 million at December 31, 2022 to $236 million and $7 million at March 31, 2023 respectively. During the first three months of 2023, the potential economic impact of the COVID-19 pandemic and the COVID-19 arrears assistance programs, were considered in forward-looking projections related to write-off and recovery rates, resulting in changes to the customer allowance for uncollectible accounts as detailed herein.

The Companies test goodwill for impairment at least annually or whenever there is a triggering event, and test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The Companies identified no triggering events or changes in circumstances related to the COVID-19 pandemic that would indicate that the carrying value of goodwill, long-lived or intangible assets may not be recoverable at March 31, 2023.

NY Legislation
In April 2021, NY passed a law that increased the corporate franchise tax rate on business income from 6.5 percent to 7.25 percent, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875 percent, not to exceed a maximum tax liability of $5 million per taxpayer. NY requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax were scheduled to expire after 2023. In May 2023, NY passed a law that extended the increase in the corporate franchise tax rate from 6.5% to 7.25% for another 3-year period, through tax year 2026 and extended the business capital tax through tax year 2026. NY also passed a law establishing a permanent rate of 30% for the metropolitan transportation business tax surcharge. As a result of the sale of the Clean Energy Businesses in 2023, Con Edison has NY State taxable income in excess of $5 million after using its entire NY state NOL carryforward, and therefore, the group is subject to the higher 7.25 percent rate (9.425 percent with the surcharge rate) on its taxable income for tax year 2023. The Companies are evaluating the impact of these provisions on their financial position, results of operations and liquidity for tax years after 2023.

In addition, the April 2021 law created a program that allows eligible residential renters in NY who require assistance with rent and utility bills to have up to twelve months of electric and gas utility bill arrears forgiven, provided that such arrears were accrued on or after March 13, 2020. The program will be administered by the State Office of Temporary and Disability Assistance (OTDA) in coordination with the NYSDPS and the NYSPSC (the OTDA Program). Under the OTDA Program, CECONY and O&R would qualify for a refundable tax credit for NY gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are waived and certified by the NYSPSC. See "COVID-19 Regulatory Matters” in Note B to the First Quarter Financial Statements.

Liquidity and Financing
The Companies monitor the financial markets closely, including borrowing rates and daily cash collections. Inflationary pressure and higher interest rates have increased the amount of capital needed by the Utilities and the costs of such capital. See Note C and Note D to the First Quarter Financial Statements and "Interest Rate Risk," below.

The decline in business activity in the Utilities’ service territory due to the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted) resulted in a slower recovery in cash of outstanding customer accounts receivable balances. Increases in electric and gas commodity prices during 2022 also contributed to a slower recovery of cash from outstanding customer accounts receivable balances. The Utilities use derivative instruments to hedge price fluctuations for the purchase of electricity and gas. Volatility in electric and gas commodity prices that lead to the posting of cash collateral with counterparties could negatively impact the Utilities’ liquidity. See "COVID-19 Regulatory Matters" in Note B to the First Quarter Financial Statements and “Financial and Commodity Market Risks – Commodity Price Risk,” below.

In 2022 and 2023, New York State and the NYSPSC implemented COVID-19 arrears assistance programs that provided credits and established surcharge recovery mechanisms towards reducing the arrears balances of low-income electric and gas customers of CECONY and O&R. See "COVID-19 Regulatory Matters" in Note B and Note L to the First Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts – Accounting Considerations,” above.

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

Con Edison and the Utilities have a $2,500 million revolving credit agreement in place under which banks are committed to provide loans on a revolving credit basis until March 2028, subject to certain conditions. CECONY has a $500 million 364-day revolving credit agreement in place under which banks are committed to provide loans on a revolving credit basis until March 2024, subject to certain conditions. Con Edison and the Utilities have not entered into any loans under the Credit Agreement and CECONY has not entered into any loans under the CECONY Credit Agreement. See Note D to the First Quarter Financial Statements.

Results of Operations
Net income for common stock and earnings per share for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022	2023	2022
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share
CECONY	$604	$475	$1.71	$1.34
O&R	31	30	0.09	0.09
Clean Energy Businesses (a) (d)	22	107	0.07	0.30
Con Edison Transmission	2	—	—	—
Other (b)	774	(10)	2.19	(0.03)
Con Edison (c)	$1,433	$602	$4.06	$1.70
(a)Net income for common stock and earnings per share from the Clean Energy Businesses for the three months ended March 31, 2023 includes $(9) million or $(0.03) a share net after-tax mark-to-market effects. Net income for common stock and earnings per share from the Clean Energy Businesses for the three months ended March 31, 2023 also includes $2 million or $0.01 a share (after-tax) net of the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Depreciation and amortization expenses on their assets of $31 million or $0.09 a share (after-tax) were not recorded for the three months ended March 31, 2023. See "Assets and Liabilities Held for Sale" in Note A, Note S and Note T to the First Quarter Financial Statements.

Net income for common stock and earnings per share from the Clean Energy Businesses for the three months ended March 31, 2022 includes $51 million or $0.15 a share of net after-tax mark-to-market effects. Net income for common stock and earnings per share from the Clean Energy Businesses for the three months ended March 31, 2022 also includes $36 million or $0.10 a share (after-tax) of the effects of HLBV accounting for tax equity investments in certain renewable electric projects.

(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Net income for common stock and earnings per share for the three months ended March 31, 2023 includes an immaterial amount or $0.00 a share net of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the three months ended March 31, 2023 also includes an immaterial amount or $0.00 a share net of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock for the three months ended March 31, 2023 also includes $(9) million and $(0.02) a share of transaction costs and other accruals related to the sale of the Clean Energy Businesses (net of tax). Impact of the sale of the Clean Energy Businesses on the changes in state apportionments (net of federal taxes) is $(16) million or $(0.05) per share. Depreciation and amortization expenses on the assets of the Clean Energy Businesses of $(3) million or $(0.01) a share (after-tax) were not recorded for the three months ended March 31, 2023. Net income for common stock and earnings per share for the three months ended March 31, 2023 includes $791 million (after-tax) or $2.24 a share (after-tax) for the gain on the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the First Quarter Financial Statements.

Net income for common stock and earnings per share for the three months ended March 31, 2022 includes $(4) million or $(0.01) a share of income tax impact on the net after-tax mark-to-market effects, and $(3) million or $(0.01) a share (after-tax) of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable and sustainable electric projects.

(c)    Earnings per share on a diluted basis were $4.05 a share and $1.70 a share for the three months ended March 31, 2023 and 2022, respectively. In March 2023, Con Edison entered into accelerated share repurchase agreements (ASR Contracts) with two dealers to repurchase $1,000 million in aggregate of Con Edison’s Common Shares ($.10 par value) (Common Shares). Pursuant to the ASR Contracts, Con Edison made payments of $1,000 million in aggregate to the dealers and received initial deliveries of 8,730,766 Common Shares in aggregate that were recorded in treasury stock at fair value based on the closing price on March 6, 2023 of $91.63 of $800 million. The remaining $200 million was recorded as additional paid-in-capital, representing the value of the forward contract to purchase additional shares. The final number of Common Shares to be received from the dealers will be based on the volume-weighted average share price of Common Shares during the term of the applicable transaction, less a discount. At settlement, under certain circumstances, the dealers may be required to deliver additional Common Shares to Con Edison or Con Edison may be required either to make a cash payment or deliver Common Shares to the dealers. The final settlement of the transactions under the ASR Contracts is expected to occur no later than the third quarter of 2023. The terms of the accelerated share repurchases under the ASR Contracts are subject to adjustment if Con Edison enters into or announces certain types of transactions or takes certain corporate actions. See Note C to the First Quarter Financial Statements.

(d)    On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the First Quarter Financial Statements.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three months ended March 31, 2023 as compared with the 2022 period.

Variation for the Three Months Ended March 31, 2023 vs. 2022
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Gas base rate increase	$94	$0.27
Electric base rate increase	15	0.04
Higher income from allowance for funds used during construction	7	0.02
Lower storm-related costs	7	0.02
Lower operation and maintenance expense for stock-based compensation, health care costs, and injuries and damages	5	0.02
Change in incentives earned under the electric and gas earnings adjustment mechanisms (EAMs) and positive incentives	3	0.02
Weather impact on steam revenue	(21)	(0.06)
Accretive effect of share repurchase	—	0.01
Other	19	0.03
Total CECONY	129	0.37
O&R (a)
Electric base rate increase	2	—
Gas base rate increase	2	0.01
Higher storm-related costs	(2)	(0.01)
Other	(1)	—
Total O&R	1	—
Clean Energy Businesses (b)
Total Clean Energy Businesses	(84)	(0.23)
Con Edison Transmission
Higher investment income	2	0.01
Other	—	(0.01)
Total Con Edison Transmission	2	—
Other, including parent company expenses
Gain and other impacts related to the sale of the Clean Energy Businesses	763	2.16
Net mark-to-market effects	4	0.01
HLBV effects	3	0.01
Accretive effect of share repurchase	—	0.01
Higher interest income	7	0.02
Other	6	0.01
Total Other, including parent company expenses	783	2.22
Total Reported (GAAP basis)	$831	$2.36

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

b. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses.

The Companies’ other operations and maintenance expenses for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2023	2022
CECONY
Operations	$423	$437
Pensions and other postretirement benefits	86	102
Health care and other benefits	37	35
Regulatory fees and assessments (a)	89	87
Other	115	80
Total CECONY	$750	$741
O&R	97	86
Clean Energy Businesses (b)	48	76
Con Edison Transmission	3	4
Other (c)	(2)	(2)
Total other operations and maintenance expenses	$896	$905
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments that are collected in revenues.
(b)On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the First Quarter Financial Statements.
(c)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments.

A discussion of the results of operations by principal business segment for the three months ended March 31, 2023 and 2022 follows. For additional business segment financial information, see Note M to the First Quarter Financial Statements.

The Companies’ results of operations for the three months ended March 31, 2023 and 2022 were as follows:

	CECONY		O&R		Clean Energy Businesses (a)		Con Edison Transmission		Other (b)		Con Edison (c)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Operating revenues	$3,953	$3,517	$321	$285	$129	$260	$1	$1	$(1)	$(3)	$4,403	$4,060
Purchased power	631	430	71	59	—	—	—	—	—	(2)	702	487
Fuel	189	144	—	—	—	—	—	—	—	—	189	144
Gas purchased for resale	365	324	63	47	41	72	—	—	(1)	—	468	443
Other operations and maintenance	750	741	97	86	48	76	3	4	(2)	(2)	896	905
Depreciation and amortization	473	446	25	24	—	59	—	—	1	—	499	529
Taxes, other than income taxes	736	721	24	23	4	7	—	—	1	2	765	753
Gain on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	—	855	—	855	—
Operating income (loss)	809	711	41	46	36	46	(2)	(3)	855	(1)	1,739	799
Other income (deductions)	182	81	12	5	1	—	7	4	(6)	—	196	90
Net interest expense	233	200	13	11	15	(37)	2	1	(1)	7	262	182
Income (loss) before income tax expense	758	592	40	40	22	83	3	—	850	(8)	1,673	707
Income tax expense	154	117	9	10	3	24	1	—	76	2	243	153
Net income (loss)	$604	$475	$31	$30	$19	$59	$2	$—	$774	$(10)	$1,430	$554
Income (loss) attributable to non-controlling interest	—	—	—	—	(3)	(48)	—	—	—	—	(3)	(48)
Net income (loss) for common stock	$604	$475	$31	$30	$22	$107	$2	$—	$774	$(10)	$1,433	$602

(a)On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the First Quarter Financial Statements.
(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. .
(c)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended March 31, 2023				For the Three Months Ended March 31, 2022
(Millions of Dollars)	Electric	Gas	Steam	2023 Total	Electric	Gas	Steam	2022 Total	2023-2022 Variation
Operating revenues	$2,356	$1,291	$306	$3,953	$2,084	$1,131	$302	$3,517	$436
Purchased power	613	—	18	631	411	—	20	431	200
Fuel	79	—	110	189	66	—	78	144	45
Gas purchased for resale	—	365	—	365	—	323	—	323	42
Other operations and maintenance	568	125	57	750	573	118	50	741	9
Depreciation and amortization	343	105	25	473	332	90	24	446	27
Taxes, other than income taxes	559	137	40	736	532	149	40	721	15
Operating income	$194	$559	$56	$809	$170	$451	$90	$711	$98

Electric
CECONY’s results of electric operations for the three months ended March 31, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2023	March 31, 2022	Variation
Operating revenues	$2,356	$2,084	$272
Purchased power	613	411	202
Fuel	79	66	13
Other operations and maintenance	568	573	(5)
Depreciation and amortization	343	332	11
Taxes, other than income taxes	559	532	27
Electric operating income	$194	$170	$24

CECONY’s electric sales and deliveries for the three months ended March 31, 2023 compared with the 2022 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2023	March 31, 2022	Variation	Percent Variation		March 31, 2023	March 31, 2022	Variation	Percent Variation
Residential/Religious (b)	2,614	2,641	(27)	(1.0)%		$712	$783	$(71)	(9.1)%
Commercial/Industrial	2,787	2,515	272	10.8		676	614	62	10.1
Retail choice customers	4,805	5,144	(339)	(6.6)		463	537	(74)	(13.8)
NYPA, Municipal Agency and other sales	2,330	2,398	(68)	(2.8)		158	162	(4)	(2.5)
Other operating revenues (c)	—	—	—	—		347	(12)	359	Large
Total	12,536	12,698	(162)	(1.3)%	(d)	$2,356	$2,084	$272	13.1%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.8 percent in the three months ended March 31, 2023 compared with the 2022 period.

Operating revenues increased $272 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher purchased power expenses ($202 million), an increase in revenues from the electric rate plan ($20 million) and higher fuel expenses ($13 million).

Purchased power expenses increased $202 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher unit costs ($189 million) and higher purchased volumes ($14 million).

Fuel expenses increased $13 million in the three months ended March 31, 2023 compared with the 2022 period due to higher unit costs ($15 million), offset by lower purchased volumes from the company's electric generating facilities ($2 million).

Other operations and maintenance expenses decreased $5 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to lower stock-based compensation ($3 million) and lower costs for injuries and damages ($2 million).

Depreciation and amortization expenses increased $11 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $27 million in the three months ended March 31, 2023 compared with the 2022 period due to higher property taxes ($38 million) and higher state and local revenue taxes ($2 million), offset in part by lower deferral of over-collected property taxes ($14 million).

Gas
CECONY’s results of gas operations for the three months ended March 31, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2023	March 31, 2022	Variation
Operating revenues	$1,291	$1,131	$160
Gas purchased for resale	365	323	42
Other operations and maintenance	125	118	7
Depreciation and amortization	105	90	15
Taxes, other than income taxes	137	149	(12)
Gas operating income	$559	$451	$108

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2023 compared with the 2022 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2023	March 31, 2022	Variation	Percent Variation		March 31, 2023	March 31, 2022	Variation	Percent Variation
Residential	22,508	25,058	(2,550)	(10.2)%		$558	$522	$36	6.9%
General	12,526	13,960	(1,434)	(10.3)		255	210	45	21.4
Firm transportation	31,657	32,847	(1,190)	(3.6)		403	348	55	15.8
Total firm sales and transportation	66,691	71,865	(5,174)	(7.2)%	(b)	$1,216	$1,080	$136	12.6%
Interruptible sales (c)	1,863	2,697	(834)	(30.9)		20	20	—	—
NYPA	9,973	7,785	2,188	28.1		1	1	—	—
Generation plants	11,781	9,952	1,829	18.4		8	5	3	60.0
Other	6,173	5,979	194	3.2		12	12	—	—
Other operating revenues (d)	—	—	—	—		34	13	21	Large
Total	96,481	98,278	(1,797)	(1.8)%		$1,291	$1,131	$160	14.1%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in the company’s service area increased 7.6 percent in the three months ended March 31, 2023 compared with the 2022 period.
(c)Includes 654 thousand and 1,391 thousand of Dt for the 2023 and 2022 periods, respectively, that are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of the company’s rate plans.

Operating revenues increased $160 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to an increase in revenues from the gas rate plan ($127 million) and higher gas purchased for resale ($42 million).

Gas purchased for resale increased $42 million in the three months ended March 31, 2023 compared with the 2022 period due to higher unit costs ($157 million), offset in part by lower purchased volumes ($115 million).

Other operations and maintenance expenses increased $7 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher gas operations department costs ($7 million).

Depreciation and amortization expenses increased $15 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes decreased $12 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to a lower deferral of over-collected property taxes ($24 million), offset in part by higher property taxes ($7 million) and higher state and local taxes ($6 million).

Steam
CECONY’s results of steam operations for the three months ended March 31, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2023	March 31, 2022	Variation
Operating revenues	$306	$302	$4
Purchased power	18	20	(2)
Fuel	110	78	32
Other operations and maintenance	57	50	7
Depreciation and amortization	25	24	1
Taxes, other than income taxes	40	40	—
Steam operating income	$56	$90	$(34)

CECONY’s steam sales and deliveries for the three months ended March 31, 2023 compared with the 2022 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2023	March 31, 2022	Variation	Percent Variation		March 31, 2023	March 31, 2022	Variation	Percent Variation
General	261	315	(54)	(17.1)%		$14	$15	$(1)	(6.7)%
Apartment house	2,012	2,252	(240)	(10.7)		80	76	4	5.3
Annual power	4,359	5,083	(724)	(14.2)		199	202	(3)	(1.5)
Other operating revenues (a)	—	—	—	—		13	9	4	44.4
Total	6,632	7,650	(1,018)	(13.3)%	(b)	$306	$302	$4	1.3%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with the company’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries increased 4.5 percent in the three months ended March 31, 2023 compared with the 2022 period.

Operating revenues increased $4 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher fuel expenses ($32 million), offset in part by the impact of warmer winter weather ($28 million).

Purchased power decreased $2 million in the three months ended March 31, 2023 compared with the 2022 period due to lower unit costs ($3 million), offset by higher purchased volumes ($1 million).

Fuel expenses increased $32 million in the three months ended March 31, 2023 compared with the 2022 period due to higher unit costs ($69 million), offset by lower purchased volumes from the company's steam generating facilities ($37 million).

Other operations and maintenance expenses increased $7 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($6 million).

Depreciation and amortization expenses increased $1 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher steam utility plant balances.

Other Income (Deductions)
Other income increased $101 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($102 million), offset in part by lower expenses resulting from investment performance in a deferred income plan ($3 million).

Net Interest Expense
Net Interest Expense increased $33 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher interest on short-term debt ($20 million), higher interest on long-term debt ($17 million) and higher non-operating interest on deposits ($3 million), offset in part by an increase in allowance for borrowed funds used during construction ($9 million).

Income Tax Expense
Income taxes increased $37 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher income before income tax expense ($35 million), and higher state income taxes ($8 million), offset in part by lower allowance for uncollectible accounts ($7 million).

O&R

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
(Millions of Dollars)	Electric	Gas	2023 Total	Electric	Gas	2022 Total	2023-2022 Variation
Operating revenues	$182	$139	$321	$166	$119	$285	$36
Purchased power	71	—	71	59	—	59	12
Gas purchased for resale	—	63	63	—	47	47	16
Other operations and maintenance	77	20	97	67	19	86	11
Depreciation and amortization	18	7	25	17	7	24	1
Taxes, other than income taxes	15	9	24	15	8	23	1
Operating income	$1	$40	$41	$8	$38	$46	$(5)

Electric
O&R’s results of electric operations for the three months ended March 31, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2023	March 31, 2022	Variation
Operating revenues	$182	$166	$16
Purchased power	71	59	12
Other operations and maintenance	77	67	10
Depreciation and amortization	18	17	1
Taxes, other than income taxes	15	15	—
Electric operating income	$1	$8	$(7)

O&R’s electric sales and deliveries for the three months ended March 31, 2023 compared with the 2022 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2023	March 31, 2022	Variation	Percent Variation		March 31, 2023	March 31, 2022	Variation	Percent Variation
Residential/Religious (b)	467	417	50	12.0%		$107	$85	$22	25.9%
Commercial/Industrial	262	227	35	15.4		41	33	8	24.2
Retail choice customers	495	629	(134)	(21.3)		30	44	(14)	(31.8)
Public authorities	27	25	2	8.0		3	4	(1)	(25.0)
Other operating revenues (c)	—	—	—	—		1	—	1	Large
Total	1,251	1,298	(47)	(3.6)%	(d)	$182	$166	$16	9.6%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 1.9 percent in the three months ended March 31, 2023 compared with the 2022 period.

Operating revenues increased $16 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher purchased power expenses ($12 million) and higher revenues from the NY electric rate plan ($2 million).

Purchased power expenses increased $12 million in the three months ended March 31, 2023 compared with the 2022 period due to higher unit costs ($8 million), and higher purchased volumes ($4 million).

Other operations and maintenance expenses increased $10 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher non-deferred storm costs ($3 million), higher tree trimming expenses ($2 million), higher pension and other postretirement benefit costs reflecting reconciliation to the rate plan level ($1 million), higher customer assistance expenses ($1 million) and higher health care costs ($1 million).

Depreciation and amortization expenses increased $1 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the three months ended March 31, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2023	March 31, 2022	Variation
Operating revenues	$139	$119	$20
Gas purchased for resale	63	47	16
Other operations and maintenance	20	19	1
Depreciation and amortization	7	7	—
Taxes, other than income taxes	9	8	1
Gas operating income	$40	$38	$2

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2023 compared with the 2022 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2023	March 31, 2022	Variation	Percent Variation		March 31, 2023	March 31, 2022	Variation	Percent Variation
Residential	5,208	6,165	(957)	(15.5)%		$100	$84	$16	19.0%
General	1,094	1,350	(256)	(19.0)		18	16	2	12.5
Firm transportation	2,180	3,074	(894)	(29.1)		17	20	(3)	(15.0)
Total firm sales and transportation	8,482	10,589	(2,107)	(19.9)%	(b)	$135	$120	$15	12.5%
Interruptible sales	957	1,214	(257)	(21.2)		2	2	—	—
Generation plants	1	5	(4)	(80.0)		—	—	—	—
Other	294	285	9	3.2		—	—	—	—
Other gas revenues	—	—	—	—		2	(3)	5	Large
Total	9,734	12,093	(2,359)	(19.5)%		$139	$119	$20	16.8%
(a)Revenues from NY gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes decreased 0.3 percent in the three months ended March 31, 2023 compared with the 2022 period.

Operating revenues increased $20 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher gas purchased for resale ($16 million) and higher revenues from the NY gas rate plan ($3 million).

Gas purchased for resale increased $16 million in the three months ended March 31, 2023 compared with the 2022 period due to higher unit costs ($35 million), offset in part by lower purchased volumes ($19 million).

Other operations and maintenance expenses increased $1 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher pension and other postretirement benefit costs, reflecting reconciliation to the rate plan level.

Taxes, other than income taxes increased $1 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher property taxes and higher payroll taxes.

Income Tax Expense
Income taxes decreased $1 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to lower allowance for uncollectible accounts.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the First Quarter Financial Statements. The Clean Energy Businesses’ results of operations for the three months ended March 31, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2023	March 31, 2022	Variation
Operating revenues	$129	$260	$(131)
Gas purchased for resale	41	72	(31)
Other operations and maintenance	48	76	(28)
Depreciation and amortization	—	59	(59)
Taxes, other than income taxes	4	7	(3)
Operating income	$36	$46	$(10)

Operating revenues decreased $131 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to the sale of the Clean Energy Businesses.

Gas purchased for resale decreased $31 million in the three months ended March 31, 2023 compared with the 2022 period due to the sale of the Clean Energy Businesses.

Other operations and maintenance expenses decreased $28 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to the sale of the Clean Energy Businesses.

Depreciation and amortization expenses decreased $59 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to the sale of the Clean Energy Businesses.

Net Interest Expense
Net interest expense increased $52 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to lower unrealized gains on interest rate swaps in the 2023 period. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses and impact for 2023 is shown through the date of sale. See Note S and Note T to the First Quarter Financial Statements.

Income Tax Expense
Income taxes decreased $21 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to lower income before income tax expense ($13 million), lower loss attributable to non-controlling interest ($11 million), lower state income tax expense ($3 million), offset in part by lower renewable energy credits due to the sale of the Clean Energy Businesses ($4 million) and an increase in the valuation allowance on deferred state net operating losses ($2 million).

Income (Loss) Attributable to Non-Controlling Interest
Loss attributable to non-controlling interest decreased $45 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to the sale of the Clean Energy Businesses.

Con Edison Transmission
Other Income (Deductions)
Other income increased $3 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher investment income from NY Transco ($3 million).

Net Interest Expense
Net interest expense increased $1 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher balances and interest on an intercompany loan.

Income Tax Expense
Income taxes increased $1 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher income before income tax expense.

Other
Income Tax Expense
Income taxes increased $74 million in the three months ended March 31, 2023 compared with the 2022 period primarily due to higher income before income tax expense from the gain on the sale of the Clean Energy Businesses ($182 million), higher state income taxes ($19 million), higher state income taxes due to unitary adjustment ($17 million), increase in valuation allowance on state NOLs ($8 million), offset in part by the recognition of unamortized deferred investment tax credits ($107 million), lower state tax income expense due to changes in state apportionments, net of federal income taxes ($44 million) and lower loss attributable to non-controlling interest ($3 million).

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the three months ended March 31, 2023 and 2022 are summarized as follows:

	For the Three Months Ended March 31,
	CECONY		O&R		Clean Energy Businesses (d)		Con Edison Transmission		Other (a)(b)		Con Edison (c)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Operating activities	$45	$477	$44	$52	$—	$13	$(152)	$10	$155	$(79)	$92	$473
Investing activities	(1,077)	(873)	(68)	(49)	(248)	(25)	(26)	(10)	4,037	5	2,618	(952)
Financing activities	12	(471)	21	(1)	—	(56)	189	—	(3,688)	58	(3,466)	(470)
Net change for the period	(1,020)	(867)	(3)	2	(248)	(68)	11	—	504	(16)	(756)	(949)
Balance at beginning of period	1,056	920	35	29	248	178	—	—	191	19	1,530	1,146
Balance at end of period (c)	$36	$53	$32	$31	$—	$110	$11	$—	$695	$3	$774	$197
Less: Cash balances held for sale (d)	—	—	—	—	—	—	—	—	3	—	3	—
Balance at end of period excluding held for sale	$36	$53	$32	$31	$—	$110	$11	$—	$692	$3	$771	$197
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the First Quarter Financial Statements.
(d) On March 1, 2023, Con Edison sold substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the First Quarter Financial Statements.

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

The decline in business activity in the Utilities’ service territory from 2020 through 2022 due to the COVID-19 pandemic and the Utilities' suspension of service disconnections, bill collection activities and certain charges and fees resulted in a slower recovery of cash from outstanding customer accounts receivable balances, material increases in customer accounts receivable balances, increases to the allowance for uncollectible accounts, and may result in increases to write-offs of customer accounts, as compared to prior to the COVID-19 pandemic. Under the revenue decoupling mechanisms in the Utilities’ NY electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but largely not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. During 2022, increases in electric and gas commodity prices further contributed to a slower recovery of cash from outstanding customer accounts receivable balances, increases to the allowance for uncollectible accounts, and increases to write-offs of customer accounts receivable balances. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. See “Financial and Commodity Market Risks – Commodity Price Risk,” below.

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

Net cash flows from operating activities for the three months ended March 31, 2023 for Con Edison and CECONY were $381 million lower and $432 million lower, respectively, than in the 2022 period. The change in net cash flows for Con Edison primarily reflects lower net deferred credits, noncurrent liabilities and other regulatory liabilities balances ($566 million), a decrease in accounts payable ($387 million), a decrease in accrued interest ($32 million) and lower recoveries of depreciation and amortization ($30 million), offset in part by a higher decrease of accounts receivable balances from customers net of allowance for uncollectible accounts ($374 million) (see “COVID-19 Regulatory Matters” in Note B to the First Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts", "Accounting Considerations” and “Liquidity and Financing,” above) and an increase in accrued taxes ($279 million). For CECONY, changes in net cash flows primarily reflects lower net deferred credits, noncurrent liabilities and other regulatory liabilities balances ($505 million), a decrease in accounts payable ($239 million), an increase in prepayments ($107 million) and a decrease in accrued taxes to affiliated companies ($88 million), offset in part by a higher decrease of accounts receivable balances from customers net of allowance for uncollectible accounts ($345 million) (see “COVID-19 Regulatory Matters” in Note B to the First Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts", "Accounting Considerations” and “Liquidity and Financing,” above) and higher deferred income taxes ($178 million).

Cash Flows From (Used in) Investing Activities
Net cash flows from investing activities for Con Edison were $3,570 million higher for the three months ended March 31, 2023 compared with the 2022 period. Net cash flows used in investing activities for CECONY were $204 million higher for the three months ended March 31, 2023 compared with the 2022 period. The change for Con Edison primarily reflects the proceeds from substantially all of the assets of the Clean Energy Businesses, net of cash and cash equivalents sold ($3,927 million), offset in part by an increase in utility construction expenditures ($213 million), an increase in non-utility construction expenditures ($115 million), higher investments ($15 million) and higher cost of removal less salvage ($14 million). The change for CECONY primarily reflects an increase in utility construction expenditures ($191 million) and higher cost of removal less salvage ($13 million). Pursuant to their rate plans, the Utilities recover the cost of utility construction expenditures from customers, including an approved rate of return (before and after being placed in service and or AFUDC before being placed in service). Increases in the amount of utility construction expenditures may temporarily increase the amount of short-term debt issued by the Utilities prior to the long-term financing of such amounts.

Cash Flows From (Used In) Financing Activities

Net cash flows used in financing activities for Con Edison were $2,996 million higher for the three months ended March 31, 2023 compared with the 2022 period. Net cash flows from financing activities for CECONY were $483 million higher for the three months ended March 31, 2023 compared with the 2022 period.

In March 2023, Con Edison entered into accelerated share repurchase agreements (ASR Contracts) with two dealers to repurchase $1,000 million in aggregate of Con Edison’s Common Shares ($.10 par value) (Common Shares). Pursuant to the ASR Contracts, Con Edison made payments of $1,000 million in aggregate to the dealers and received initial deliveries of 8,730,766 Common Shares in aggregate. See Note C to the First Quarter Financial Statements.

In February 2023, CECONY issued $500 million aggregate principal amount of 5.20% debentures, due 2033. See Note C to the First Quarter Financial Statements.

Con Edison’s cash flows from financing activities for the three months ended March 31, 2023 and 2022 also reflect the net retirement of short-term debt of $2,454 million.

Cash flows from financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at March 31, 2023 and 2022 and the average daily balances for the three months ended March 31, 2023 and 2022 for Con Edison and CECONY were as follows:

	2023		2022
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31,	Daily average	Outstanding at March 31,	Daily average
Con Edison	$411	$1,858	$1,313	$1,275
CECONY	$405	$1,773	$1,061	$1,089
Weighted average yield	5.4%	4.8%	0.8%	0.4%

Capital Requirements and Resources
Contractual Obligations
Con Edison’s material obligations to make payments pursuant to contracts totaled $53,645 million and $57,931 million at March 31, 2023 and December 31, 2022, respectively. The decrease at March 31, 2023 is due primarily to Con Edison completing the sale of substantially all of the assets of the Clean Energy Businesses on March 1, 2023. See Note S and Note T to the First Quarter Financial Statements.

Capital Resources
For each of the Companies, the common equity ratio at March 31, 2023 and December 31, 2022 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2023	December 31, 2022
Con Edison	50.2	50.9
CECONY	49.1	46.9

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at March 31, 2023 and December 31, 2022 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses (c)		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
ASSETS
Current assets	$4,669	$5,247	$314	$332	$—	$879	$15	$4	$870	$6,510	$5,868	$12,972
Investments	558	539	20	20	—	—	313	286	14	(4)	905	841
Net plant	44,507	44,011	2,766	2,738	—	4,718	17	17	—	(4,718)	47,290	46,766
Other noncurrent assets	7,919	7,648	404	421	—	1,627	7	7	411	(1,217)	8,741	8,486
Total Assets	$57,653	$57,445	$3,504	$3,511	$—	$7,224	$352	$314	$1,295	$571	$62,804	$69,065

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$3,607	$6,036	$320	$409	$—	$1,596	$7	$163	$961	$3,132	$4,895	$11,336
Noncurrent liabilities	15,576	15,451	1,080	1,103	—	338	(85)	(86)	(150)	(113)	16,421	16,693
Long-term debt	19,578	19,080	1,068	1,068	—	2,292	—	—	(1)	(2,293)	20,645	20,147
Equity	18,892	16,878	1,036	931	—	2,998	430	237	485	(155)	20,843	20,889
Total Liabilities and Equity	$57,653	$57,445	$3,504	$3,511	$—	$7,224	$352	$314	$1,295	$571	$62,804	$69,065
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the First Quarter Financial Statements.

CECONY
Current assets at March 31, 2023 were $578 million lower than at December 31, 2022. The change in current assets primarily reflects a decrease in cash and temporary cash investments ($1,020 million), a decrease to accrued unbilled revenues ($173 million), offset in part by an increase in prepayments ($574 million), and an increase in the fair value of short-term derivative assets ($83 million).

Investments at March 31, 2023 were $19 million higher than at December 31, 2022. The change in investments primarily reflects an increase in supplemental retirement income plan assets ($19 million). See Note E to the First Quarter Financial Statements.

Net plant at March 31, 2023 was $496 million higher than at December 31, 2022. The change in net plant primarily reflects an increase in electric ($472 million), gas ($149 million), steam ($30 million) and general ($36 million) plant balances and an increase in construction work in progress ($94 million), offset in part by an increase in accumulated depreciation ($285 million).

Other noncurrent assets at March 31, 2023 were $271 million higher than at December 31, 2022. The change in other noncurrent assets primarily reflects an increase in the regulatory asset for COVID - 19 arrears relief deferrals programs ($335 million) and an increase in the regulatory asset for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2022, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($43 million). The change in the regulatory asset also reflects the period's amortization of accounting costs. The increase is offset in part by a decrease in the fair value of deferred assets ($55 million), a decrease in pension and retiree benefits ($48 million) and a decrease in operating lease right-of-use asset ($12 million). See Notes B, E and F to the First Quarter Financial Statements.

Current liabilities at March 31, 2023 were $2,429 million lower than at December 31, 2022. The change in current liabilities primarily reflects a decrease in notes payable ($1,895 million) and a decrease in accounts payable ($502 million).

Noncurrent liabilities at March 31, 2023 were $125 million higher than at December 31, 2022. The change in noncurrent liabilities primarily reflects an increase in deferred income taxes and unamortized investment tax credits

($387 million) primarily due to accelerated tax depreciation, repair deductions and the amortization of excess deferred federal income taxes due to the Tax Cuts and Jobs Act of 2017 (TCJA). See Note J to the First Quarter Financial Statements. The change also reflects an increase in the fair value of derivative liabilities ($120 million), offset in part by a decrease in the regulatory liability for unrecognized pension and other postretirement costs to reflect the final actuarial valuation, as measured at December 31, 2022, of the pension and other retiree benefit plans in accordance with the accounting rules for retirement benefits ($220 million), a decrease in the regulatory liability for deferred derivative gains - long term ($111 million) and a decrease in the regulatory liability for future income tax ($57 million). See Notes E and F to the First Quarter Financial Statements.

Long-term debt at March 31, 2023 was $498 million higher than at December 31, 2022. The change in long-term debt primarily reflects CECONY's issuance of $500 million aggregate principal amount of 5.20% debentures, due 2033, offset in part by, the amortization of unamortized debt expense over the three month period. See Note C to the First Quarter Financial Statements

Equity at March 31, 2023 was $2,014 million higher than at December 31, 2022. The change in equity primarily reflects capital contributions from Con Edison ($1,675 million) in 2023, net income for the three months ended March 31, 2023 ($604 million), offset in part by common stock dividends to Con Edison ($264 million) in 2023.

O&R
Current assets at March 31, 2023 were $18 million lower than at December 31, 2022. The change in current assets primarily reflects a decrease in gas storage, at average cost ($15 million), a decrease in accrued unbilled revenue ($13 million), offset in part by an increase in accounts receivables, net of allowance for uncollectible accounts ($8 million) (see “COVID-19 Regulatory Matters” in Note B to the First Quarter Financial Statements and “Coronavirus Disease 2019 (COVID-19) Impacts - Accounting Considerations” and “Liquidity and Financing,” above) and higher prepayments ($4 million).

Net plant at March 31, 2023 was $28 million higher than at December 31, 2022. The change in net plant primarily reflects an increase in electric ($24 million), gas ($18 million), and general ($9 million) plant balances, offset in part by an increase in accumulated depreciation ($17 million) and a decrease in construction work in progress ($6 million).

Other noncurrent assets at March 31, 2023 were $17 million lower than at December 31, 2022. The change in other noncurrent assets primarily reflects a decrease in pension and retiree benefits ($7 million), a decrease in the fair value of derivative assets ($6 million) and a decrease in regulatory assets ($2 million).

Current liabilities at March 31, 2023 were $89 million lower than at December 31, 2022. The change in current liabilities primarily reflects a decrease in notes payable ($52 million), a decrease in accounts payable ($20 million) and a decrease in accounts payable to affiliated companies ($16 million).

Noncurrent liabilities at March 31, 2023 were $23 million lower than at December 31, 2022. The change in noncurrent liabilities primarily reflects a decrease in long-term deferred derivative gains ($15 million), the regulatory liabilities for unrecognized pension and other postretirement costs ($3 million) and low income aggregation program ($2 million).

Equity at March 31, 2023 was $105 million higher than at December 31, 2022. The change in equity primarily reflects capital contributions from Con Edison ($90 million) in 2023, net income for the three months ended March 31, 2023 ($31 million), offset in part by common stock dividends to Con Edison ($16 million) in 2023.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the First Quarter Financial Statements.

Con Edison Transmission
Currents assets at March 31, 2023 were $11 million higher than at December 31, 2022. The increase in current assets primarily reflects an equity contribution from Con Edison.

Investments at March 31, 2023 were $27 million higher than at December 31, 2022. The increase in investments reflects additional investment in NY Transco ($26 million).

Equity at March 31, 2023 was $193 million higher than at December 31, 2022. The change in equity primarily reflects an equity contribution from Con Edison, the proceeds of which were primarily used to repay an intercompany loan.

Utility Regulation
Cyber Regulation
In March 2023, the NY State legislature amended the NY State Public Service Law, directing the NYSPSC to develop rules to direct electric and gas utilities, among other things, to: (i) take necessary measures to monitor and protect customer privacy, including, but not limited to, customer electric and gas consumption data, from unauthorized disclosure or unconsented sharing, (ii) develop and implement tools to monitor operational control networks to detect unauthorized network behavior, including the utilities' industrial control systems that support distribution, transmission and advanced metering infrastructure control centers and (iii) mandate that utilities’ emergency response plans include cyber-attack response plans. The law also states that customer electric and gas consumption data should be considered confidential.

Environmental Matters
Clean Energy Future
Clean Energy Goals
In March and April of 2023, CECONY and O&R applied for federal grants of $177 million and $125 million, respectively, appropriated under the Infrastructure Investment and Jobs Act (IIJA). In addition, seven states, including NY State, submitted a proposal for a Northeast Regional Clean Hydrogen Hub (the Hydrogen Hub) to the U.S. Department of Energy for funding under the IIJA. CECONY is seeking up to $116 million of funding to use carbon-free hydrogen to produce steam at its East River steam generating station as part of the Hydrogen Hub proposal. Federal grants obtained pursuant to the IIJA are expected to be used to reduce customers’ costs for investments in CECONY’s electric and steam systems and O&R's electric system.

In April 2023, the NYSPSC approved CECONY’s December 2022 petition seeking cost recovery approval for a proposed clean energy hub in Brooklyn, NY (Brooklyn Clean Energy Hub) at an estimated cost of $810 million, that is in addition to the capital expenditures approved in the CECONY joint proposal. See "Rate Plans" in Note B to the First Quarter Financial Statements. The Brooklyn Clean Energy Hub has an estimated in-service date of December 2027 and addresses a 2028 reliability need. The Brooklyn Clean Energy Hub provides the flexibility for offshore wind resources to interconnect during construction and after it commences operation.

In May 2023, NY approved the 2023-2024 state budget, that includes legislation that prohibits the installation of fossil-fuel equipment and building systems, including oil and natural gas, beginning in 2026 for affected new buildings with not more than seven stories and beginning in 2029 for all other new affected buildings. The law includes exemptions for, among other things, emergency backup generators, hospitals, laundromats and commercial kitchens.

Other Environmental Matters
In July 2021, a CECONY feeder failure led to the discharge of thousands of gallons of dielectric fluid from a street manhole in New Rochelle, NY. Dielectric fluid reached nearby streets, properties and the New Rochelle Harbor. CECONY, the U.S. Coast Guard, the NYSDEC and other agencies responded to the incident. CECONY stopped the feeder leak on the same day the discharge occurred and has completed the spill recovery and associated cleanup operations. In addition, the company has received third-party damage claims. The costs associated with this matter are not expected to have a material adverse effect on the company’s financial condition, results of operations and liquidity. In connection with the incident, the company may incur monetary sanctions of more than $0.3 million for violations of certain provisions regulating the discharge of materials into, and for the protection of, the environment.

For additional information about the Companies’ environmental matters, see Note G to the First Quarter Financial Statements.

Con Edison Transmission
In May 2022, the operator of the Mountain Valley Pipeline, that is being constructed by a joint venture in which Con Edison Transmission owns a 9.5 percent interest (which is expected to be reduced to 8.0 percent based on the latest project cost estimate and Con Edison Transmission’s previous capping of its cash contributions to the joint venture), indicated it plans to pursue new permits and is now targeting a full in-service date during the second half of 2023 at a total project cost of approximately $6,600 million, excluding allowance for funds used during construction. In June 2022, the Mountain Valley Pipeline joint venture filed a request with the FERC for, and in August 2022, the FERC granted, a four-year extension of time to complete the project by October 2026. At March 31, 2023, Con Edison Transmission’s carrying value of its investment in MVP was $111 million and its cash contributions to the joint venture amounted to $530 million.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at March 31, 2023, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $4 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

Inflationary pressure has prompted the Federal Reserve to increase interest rates. Higher interest rates have resulted in, and are expected to continue to result in, increased interest expense on commercial paper, variable-rate debt and long-term debt issuances.

Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities apply, and the Clean Energy Businesses applied risk management strategies to mitigate their related exposures. See Note N to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2023, a 10 percent decline in market prices would result in a decline in fair value of $159 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $149 million is for CECONY and $10 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

The Companies’ current investment policy for pension plan assets includes investment targets of 28 to 38 percent equity securities, 42 to 60 percent debt securities and 12 to 22 percent alternatives. At March 31, 2023, the pension plan investments consisted of 31.9 percent equity securities, 48.8 percent debt securities and 19.3 percent alternatives.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk
For information about the Companies’ primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see “Financial and Commodity Market Risks,” in Part I, Item 2 of this report, that is incorporated herein by reference.

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

Part II Other Information

Item 1: Legal Proceedings
For information about certain legal proceedings affecting the Companies, see "Other Regulatory Matters" in Note B and Notes G and H to the financial statements in Part I, Item 1 of this report and "Environmental Matters - Other Environmental Matters" in Part I, Item 2 of this report, that is incorporated herein by reference.

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
On February 16, 2023, Con Edison announced its intent to repurchase up to $1,000 million of its Common Shares ($.10 par value). In March 2023, Con Edison entered into ASR Contracts with two dealers to repurchase $1,000 million in aggregate of its Common Shares. Pursuant to the ASR Contracts, Con Edison made payments of $1,000 million in aggregate to the dealers and received initial deliveries of 8,730,766 Common Shares in aggregate, that were recorded in treasury stock at fair value based on the closing price on March 6, 2023 of $91.63, of $800 million. The remaining $200 million was recorded as additional paid-in-capital, representing the value of the forward contract to purchase additional shares. The final number of Common Shares to be received from the dealers will be based on the volume-weighted average share price of Common Shares during the term of the applicable transaction, less a discount. At settlement, under certain circumstances, the dealers may be required to deliver additional Common Shares to Con Edison or Con Edison may be required either to make a cash payment or deliver Common Shares to the dealers. The final settlement of the transactions under the ASR Contracts is expected to occur no later than the third quarter of 2023. The terms of the accelerated share repurchases under the ASR Contracts are subject to adjustment if Con Edison enters into or announces certain types of transactions or takes certain corporate actions.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31	8,730,766	$91.63	8,730,766	— (1)
Total	8,730,766	$91.63	8,730,766	—

1.On February 16, 2023, Con Edison’s Board of Directors authorized the repurchase of up to $1,000 million of its Common Shares, of which the entire amount was used in connection with the March 2023 ASR Contracts. As described above, the final number of Common Shares to be received from the dealers will be based on the volume-weighted average share price of Common Shares during the term of the applicable transaction, less a discount. At settlement, under certain circumstances, the dealers may be required to deliver additional Common Shares to Con Edison or Con Edison may be required either to make a cash payment or deliver Common Shares to the dealers.

Item 6: Exhibits
Con Edison

Exhibit 10.1.1
Credit Agreement, dated as of March 27, 2023, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison's Current Report on Form 8-K dated March 27, 2023 (File No. 1-14514) as Exhibit 10.1)

Exhibit 10.1.2
Confirmation of Forward Repurchase Transaction, dated March 6, 2023, between Con Edison and Citibank, N.A. (Designated in Con Edison's Current Report on Form 8-K dated March 6, 2023 (File No. 1-14514) as Exhibit 10.1)

Exhibit 10.1.3
Confirmation of Forward Repurchase Transaction, dated March 6, 2023, between Con Edison and Bank of America, N.A. (Designated in Con Edison's Current Report on Form 8-K dated March 6, 2023 (File No. 1-14514) as Exhibit 10.1)

Exhibit 10.1.4	Amendment to the Consolidated Edison Thrift Savings Plan, effective March 1, 2023.
Exhibit 10.1.5	Amendment to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries.
Exhibit 10.1.6	Amendment to the Consolidated Edison, Inc. Supplemental Defined Contribution Pension Plan.
Exhibit 10.1.7	Amendment Four to The Consolidated Edison, Inc. Stock Purchase Plan.
Exhibit 10.1.8	Amendment to the Consolidated Edison Retirement Plan, effective March 1, 2023.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 3.2	By-laws of Consolidated Edison Company of New York, Inc., effective as of May 15, 2023.
Exhibit 10.2.1
364-Day Revolving Credit Agreement, dated as of March 27, 2023, among CECONY, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison's Current Report on Form 8-K dated March 27, 2023 (File No. 1-1-1217) as Exhibit 10.2)

Exhibit 10.2.2	Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan.
Exhibit 10.2.3	Amendment to the Consolidated Edison Company of New York, Inc. Deferred Income Plan.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: May 4, 2023	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer