Form 10-Q
period 2023-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2023-08-03
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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

As of July 31, 2023, Con Edison had outstanding 344,923,585 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars/Except Share Data)	2023	2022	2023	2022
OPERATING REVENUES
Electric	$2,303	$2,416	$4,840	$4,666
Gas	571	643	2,001	1,893
Steam	69	84	375	386
Non-utility	1	272	131	530
TOTAL OPERATING REVENUES	2,944	3,415	7,347	7,475
OPERATING EXPENSES
Purchased power	495	633	1,198	1,120
Fuel	18	52	207	196
Gas purchased for resale	99	205	567	649
Other operations and maintenance	849	881	1,744	1,786
Depreciation and amortization	496	539	994	1,068
Taxes, other than income taxes	716	718	1,482	1,471
TOTAL OPERATING EXPENSES	2,673	3,028	6,192	6,290
Gain on sale of the Clean Energy Businesses	13	—	867	—
OPERATING INCOME	284	387	2,022	1,185
OTHER INCOME (DEDUCTIONS)
Investment income	8	5	16	10
Other income	210	113	414	196
Allowance for equity funds used during construction	6	5	13	10
Other deductions	(17)	(34)	(39)	(35)
TOTAL OTHER INCOME	207	89	404	181
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	491	476	2,426	1,366
INTEREST EXPENSE (INCOME)
Interest on long-term debt	234	242	485	482
Other interest expense (income)	14	(32)	39	(87)
Allowance for borrowed funds used during construction	(12)	(5)	(25)	(8)
NET INTEREST EXPENSE	236	205	499	387
INCOME BEFORE INCOME TAX EXPENSE	255	271	1,927	979
INCOME TAX EXPENSE	29	17	272	171
NET INCOME	226	254	1,655	808
Loss attributable to non-controlling interest	—	(1)	(3)	(49)
NET INCOME FOR COMMON STOCK	$226	$255	$1,658	$857
Net income per common share—basic	$0.65	$0.72	$4.74	$2.42
Net income per common share—diluted	$0.65	$0.72	$4.72	$2.41
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	345.9	354.3	349.8	354.2
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	347.4	355.5	351.3	355.3
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2023	2022	2023	2022
NET INCOME	$226	$254	$1,655	$808
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	1	3	49
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(1)	5	3	5
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(1)	5	3	5
COMPREHENSIVE INCOME	$225	$260	$1,661	$862
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2023	2022
OPERATING ACTIVITIES
Net income	$1,655	$808
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	994	1,068
Deferred income taxes	(149)	150
Net derivative gains	12	(106)
Pre-tax gain on sale of the Clean Energy Businesses	(867)	—
Other non-cash items, net	(46)	179
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	544	(118)
Allowance for uncollectible accounts – customers	(47)	19
Materials and supplies, including fuel oil and gas in storage	74	(12)
Revenue decoupling mechanism receivable	(106)	(55)
Other receivables and other current assets	68	(139)
Unbilled revenue and net unbilled revenue deferrals	63	(53)
Prepayments	(56)	(31)
Accounts payable	(565)	44
Pensions and retiree benefits obligations, net	(88)	55
Pensions and retiree benefits contributions	(10)	(10)
Accrued taxes	152	(5)
Distributions from equity investments	15	9
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(346)	(264)
Deferred credits, noncurrent liabilities and other regulatory liabilities	(169)	470
Other current liabilities	36	(52)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,164	1,957
INVESTING ACTIVITIES
Utility construction expenditures	(2,097)	(1,828)
Cost of removal less salvage	(196)	(159)
Non-utility construction expenditures	(140)	(108)
Investments in electric and gas transmission projects	(42)	(25)
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	3,927	—
Other investing activities	—	2
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	1,452	(2,118)
FINANCING ACTIVITIES
Net issuance (retirement) of short-term debt	(1,087)	1,156
Issuance of long-term debt	500	—
Retirement of long-term debt	(60)	(369)
Debt issuance costs	(4)	(1)
Common stock dividends	(562)	(544)
Issuance of common shares for stock plans	27	29
Repurchase of common shares	(1,000)	—
Distribution to noncontrolling interest	(4)	(16)
NET CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES	(2,190)	255
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	426	94
BALANCE AT BEGINNING OF PERIOD	1,530	1,146
BALANCE AT END OF PERIOD	$1,956	$1,240
LESS: CASH BALANCES HELD FOR SALE	1	—
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$1,955	$1,240
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$500	$479
Income taxes	$221	$19

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$420	$457
Issuance of common shares for dividend reinvestment	$7	$16
Software licenses acquired but unpaid as of end of period	$—	$2
Equipment acquired but unpaid as of end of period	$17	$22

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,955	$1,282
Accounts receivable – customers, net allowance for uncollectible accounts of $275 and $322 in 2023 and 2022, respectively	1,684	2,192
Other receivables, net allowance for uncollectible accounts of $28 and $10 in 2023 and 2022, respectively	470	164
Taxes receivable	7	10
Accrued unbilled revenue	505	702
Fuel oil, gas in storage, materials and supplies, at average cost	434	492
Prepayments	326	264
Regulatory assets	190	305
Revenue decoupling mechanism receivable	270	164
Fair value of derivative assets	68	59
Assets held for sale	161	7,162
Other current assets	133	176
TOTAL CURRENT ASSETS	6,203	12,972
INVESTMENTS	942	841
UTILITY PLANT, AT ORIGINAL COST
Electric	37,912	36,819
Gas	13,779	13,378
Steam	2,985	2,935
General	4,350	4,205
TOTAL	59,026	57,337
Less: Accumulated depreciation	13,642	13,069
Net	45,384	44,268
Construction work in progress	2,529	2,484
NET UTILITY PLANT	47,913	46,752
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $23 in 2023 and 2022	13	13
Construction work in progress	1	1
NET PLANT	47,927	46,766
OTHER NONCURRENT ASSETS
Goodwill	408	408
Regulatory assets	4,224	3,974
Pension and retiree benefits	3,299	3,269
Operating lease right-of-use asset	548	568
Fair value of derivative assets	30	85
Other deferred charges and noncurrent assets	190	182
TOTAL OTHER NONCURRENT ASSETS	8,699	8,486
TOTAL ASSETS	$63,771	$69,065
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$649	$649
Term loan	—	400
Notes payable	1,953	2,640
Accounts payable	1,320	1,955
Customer deposits	385	358
Accrued taxes	238	102
Accrued interest	160	153
Accrued wages	119	116
Fair value of derivative liabilities	85	42
Regulatory liabilities	154	374
System benefit charge	434	390
Operating lease liabilities	112	103
Liabilities held for sale	75	3,610
Other current liabilities	388	444
TOTAL CURRENT LIABILITIES	6,072	11,336
NONCURRENT LIABILITIES
Provision for injuries and damages	177	181
Pensions and retiree benefits	653	577
Superfund and other environmental costs	994	997
Asset retirement obligations	508	500
Fair value of derivative liabilities	31	13
Deferred income taxes and unamortized investment tax credits	7,632	7,641
Operating lease liabilities	472	476
Regulatory liabilities	5,481	6,027
Other deferred credits and noncurrent liabilities	298	281
TOTAL NONCURRENT LIABILITIES	16,246	16,693
LONG-TERM DEBT	20,648	20,147
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
EQUITY
Common shareholders’ equity	20,805	20,687
Noncontrolling interest	—	202
TOTAL EQUITY (See Statement of Equity)	20,805	20,889
TOTAL LIABILITIES AND EQUITY	$63,771	$69,065
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	354	$37	$9,710	$11,445	23	$(1,038)	$(122)	$5	$299	$20,336
Net income (loss)				602					(48)	554
Common stock dividends ($0.79 per share)				(280)						(280)
Issuance of common shares - public offering							1			1
Issuance of common shares for stock plans			18							18
Distributions to noncontrolling interests									(6)	(6)
BALANCE AS OF MARCH 31, 2022	354	$37	$9,728	$11,767	23	$(1,038)	$(121)	$5	$245	$20,623
Net income (loss)				255					(1)	254
Common stock dividends ($0.79 per share)				(280)						(280)
Issuance of common shares for stock plans			29							29
Other comprehensive income								5		5
Distributions to noncontrolling interests									(10)	(10)
BALANCE AS OF JUNE 30, 2022	354	$37	$9,757	$11,742	23	$(1,038)	$(121)	$10	$234	$20,621

BALANCE AS OF DECEMBER 31, 2022	355	$37	$9,803	$11,985	23	$(1,038)	$(122)	$22	$202	$20,889
Net income (loss)				1,433					(3)	1,430
Common stock dividends ($0.81 per share)				(288)						(288)
Issuance of common shares for stock plans			15							15
Common stock repurchases	(9)		(200)		9	(808)				(1,008)
Other comprehensive income								4		4
Distributions to noncontrolling interests									(4)	(4)
Disposal of Clean Energy Businesses									(195)	(195)
BALANCE AS OF MARCH 31, 2023	346	$37	$9,618	$13,130	32	$(1,846)	$(122)	$26	$—	$20,843
Net income (loss)				226						226
Common stock dividends ($0.81 per share)				(281)						(281)
Issuance of common shares for stock plans			20							20
Common stock repurchases	(2)		169		2	(171)				(2)
Other comprehensive loss								(1)		(1)
BALANCE AS OF JUNE 30, 2023	344	$37	$9,807	$13,075	34	$(2,017)	$(122)	$25	$—	$20,805
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2023	2022	2023	2022
OPERATING REVENUES
Electric	$2,144	$2,240	$4,500	$4,324
Gas	531	582	1,822	1,713
Steam	69	84	375	386
TOTAL OPERATING REVENUES	2,744	2,906	6,697	6,423
OPERATING EXPENSES
Purchased power	452	566	1,083	996
Fuel	18	52	207	196
Gas purchased for resale	91	145	456	469
Other operations and maintenance	757	718	1,507	1,460
Depreciation and amortization	470	455	943	900
Taxes, other than income taxes	694	690	1,430	1,411
TOTAL OPERATING EXPENSES	2,482	2,626	5,626	5,432
OPERATING INCOME	262	280	1,071	991
OTHER INCOME (DEDUCTIONS)
Investment and other income	190	103	376	186
Allowance for equity funds used during construction	5	5	11	9
Other deductions	(11)	(26)	(20)	(31)
TOTAL OTHER INCOME	184	82	367	164
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	446	362	1,438	1,155
INTEREST EXPENSE (INCOME)
Interest on long-term debt	220	200	436	399
Other interest expense	14	6	43	10
Allowance for borrowed funds used during construction	(11)	(4)	(23)	(7)
NET INTEREST EXPENSE	223	202	456	402
INCOME BEFORE INCOME TAX EXPENSE	223	160	982	753
INCOME TAX EXPENSE (BENEFIT)	34	(10)	189	108
NET INCOME	$189	$170	$793	$645
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2023	2022	2023	2022
NET INCOME	$189	$170	$793	$645
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	(1)	1
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	—	—	(1)	1
COMPREHENSIVE INCOME	$189	$170	$792	$646
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2023	2022
OPERATING ACTIVITIES
Net income	$793	$645
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	943	900
Deferred income taxes	241	65
Other non-cash items, net	(50)	169
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	538	(111)
Allowance for uncollectible accounts – customers	(48)	20
Materials and supplies, including fuel oil and gas in storage	49	(12)
Revenue decoupling mechanism receivable	(102)	(55)
Other receivables and other current assets	(191)	(17)
Unbilled revenue and net unbilled revenue deferrals	76	(8)
Accounts receivable from affiliated companies	(60)	3
Prepayments	(56)	(22)
Accounts payable	(393)	(37)
Accounts payable to affiliated companies	7	(2)
Pensions and retiree benefits obligations, net	(89)	54
Pensions and retiree benefits contributions	(9)	(9)
Accrued taxes	(51)	(3)
Accrued taxes to affiliated companies	(89)	2
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(341)	(270)
Deferred credits, noncurrent liabilities and other regulatory liabilities	(121)	408
Other current liabilities	93	7
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,140	1,727
INVESTING ACTIVITIES
Utility construction expenditures	(1,969)	(1,727)
Cost of removal less salvage	(193)	(156)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,162)	(1,883)
FINANCING ACTIVITIES
Net issuance (retirement) of short-term debt	(354)	699
Issuance of long-term debt	500	—
Debt issuance costs	(5)	(1)
Capital contribution by Con Edison	1,701	100
Dividend to Con Edison	(528)	(490)
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,314	308
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	292	152
BALANCE AT BEGINNING OF PERIOD	1,056	920
BALANCE AT END OF PERIOD	$1,348	$1,072
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$423	$388
Income taxes	$86	$41
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$406	$403
Software licenses acquired but unpaid as of end of period	$—	$2
Equipment acquired but unpaid as of end of period	$17	$22
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,348	$1,056
Accounts receivable – customers, net allowance for uncollectible accounts of $266 and $314 in 2023 and 2022, respectively	1,609	2,099
Other receivables, net allowance for uncollectible accounts of $24 and $7 in 2023 and 2022, respectively	356	147
Taxes receivable	3	5
Accrued unbilled revenue	450	573
Accounts receivable from affiliated companies	106	46
Fuel oil, gas in storage, materials and supplies, at average cost	391	440
Prepayments	279	223
Regulatory assets	173	286
Revenue decoupling mechanism receivable	266	164
Fair value of derivative assets	63	51
Other current assets	112	157
TOTAL CURRENT ASSETS	5,156	5,247
INVESTMENTS	582	539
UTILITY PLANT, AT ORIGINAL COST
Electric	35,685	34,636
Gas	12,708	12,338
Steam	2,985	2,935
General	4,013	3,879
TOTAL	55,391	53,788
Less: Accumulated depreciation	12,587	12,047
Net	42,804	41,741
Construction work in progress	2,301	2,268
NET UTILITY PLANT	45,105	44,009
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2023 and 2022	2	2
NET PLANT	45,107	44,011
OTHER NONCURRENT ASSETS
Regulatory assets	3,944	3,669
Operating lease right-of-use asset	546	567
Pension and retiree benefits	3,217	3,184
Fair value of derivative assets	28	80
Other deferred charges and noncurrent assets	159	148
TOTAL OTHER NONCURRENT ASSETS	7,894	7,648
TOTAL ASSETS	$58,739	$57,445
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Notes payable	$1,946	$2,300
Accounts payable	1,219	1,763
Accounts payable to affiliated companies	24	17
Customer deposits	368	341
Accrued taxes	39	93
Accrued taxes to affiliated companies	—	89
Accrued interest	149	134
Accrued wages	108	105
Fair value of derivative liabilities	76	35
Regulatory liabilities	112	308
System benefit charge	395	351
Operating lease liabilities	111	103
Other current liabilities	350	397
TOTAL CURRENT LIABILITIES	4,897	6,036
NONCURRENT LIABILITIES
Provision for injuries and damages	173	177
Pensions and retiree benefits	603	526
Superfund and other environmental costs	900	903
Asset retirement obligations	507	499
Fair value of derivative liabilities	27	9
Deferred income taxes and unamortized investment tax credits	7,521	7,144
Operating lease liabilities	471	475
Regulatory liabilities	4,967	5,481
Other deferred credits and noncurrent liabilities	250	237
TOTAL NONCURRENT LIABILITIES	15,419	15,451
LONG-TERM DEBT	19,580	19,080
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	18,843	16,878
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$58,739	$57,445
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	235	$589	$7,269	$9,478	$(962)	$(62)	$—	$16,312
Net income				475				475
Common stock dividend to Con Edison				(245)				(245)
Capital contribution by Con Edison			75					75
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2022	235	$589	$7,344	$9,708	$(962)	$(62)	$1	$16,618
Net income				170				170
Common stock dividend to Con Edison				(245)				(245)
Capital contribution by Con Edison			25					25
BALANCE AS OF JUNE 30, 2022	235	$589	$7,369	$9,633	$(962)	$(62)	$1	$16,568

BALANCE AS OF DECEMBER 31, 2022	235	$589	$7,419	$9,890	$(962)	$(62)	$4	$16,878
Net income				604				604
Common stock dividend to Con Edison				(264)				(264)
Capital contribution by Con Edison			1,675					1,675
Other comprehensive loss							(1)	(1)
BALANCE AS OF MARCH 31, 2023	235	$589	$9,094	$10,230	$(962)	$(62)	$3	$18,892
Net income				189				189
Common stock dividend to Con Edison				(264)				(264)
Capital contribution by Con Edison			26					26
BALANCE AS OF JUNE 30, 2023	235	$589	$9,120	$10,155	$(962)	$(62)	$3	$18,843

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General
These combined notes accompany and form an integral part of the separate interim consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, that are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Orange and Rockland Utilities, Inc. (O&R), Con Edison Transmission, Inc. (together with its subsidiaries, Con Edison Transmission) and its former subsidiary, Con Edison Clean Energy Businesses, Inc. (together with its subsidiaries, the Clean Energy Businesses), in Con Edison’s consolidated financial statements. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T. The term “Utilities” is used in these notes to refer to CECONY and O&R.

As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2022 and their separate unaudited financial statements (including the combined notes thereto)
included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

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

Investment in Mountain Valley Pipeline, LLC (MVP)
In January 2016, a subsidiary of Con Edison Transmission acquired a 12.5 percent equity interest in MVP, a company developing a proposed 300-mile gas transmission project (the Mountain Valley Pipeline) in West Virginia and Virginia. During 2019, Con Edison exercised its right to limit, and did limit, its cash contributions to the joint venture to approximately $530 million, that reduced Con Edison Transmission’s interest in MVP to 11.3 percent, 10.2 percent and 9.6 percent as of December 31, 2020, 2021 and 2022, respectively. As of June 30, 2023, Con Edison Transmission's interest in MVP is 9.4 percent and is expected to be reduced to 8.0 percent based on the Mountain Valley Pipeline's current cost estimate and Con Edison Transmission’s previous capping of its cash contributions. As of December 31, 2022 and June 30, 2023, the Mountain Valley Pipeline was approximately 94 percent complete.

In March 2023, the U.S. Court of Appeals for the Fourth Circuit upheld the certification issued by the Virginia Department of Environmental Quality and Water Control Board, thereby denying a challenge to the Virginia certificate. In April 2023, the U.S. Court of Appeals for the Fourth Circuit vacated the certification issued by the West

Virginia Department of Environmental Protection. These developments did not impact Con Edison's assessment of the carrying value of its investment in MVP for the three and six months ended June 30, 2023.

In June 2023, the President of the United States signed the Fiscal Responsibility Act of 2023. Section 324 of the legislation approved all permits and authorizations necessary for the construction and initial operation of the Mountain Valley Pipeline, that is being constructed by a joint venture in which Con Edison Transmission owns a 9.4 percent interest (which is expected to be reduced to 8.0 percent based on the latest project cost estimate and Con Edison Transmission’s previous capping of its cash contributions to the joint venture). Following the signing of the legislation, on June 5, 2023, the operator of the Mountain Valley Pipeline submitted a request to the U.S. Court of Appeals for the Fourth Circuit to dismiss any pending cases before the court since the newly enacted legislation grants sole jurisdiction to the U.S. Court of Appeals for the District of Columbia on issues relating to the validity of the provisions in Section 324. In early July 2023, the U.S. Court of Appeals for the Fourth Circuit granted a temporary stay of the construction of the Mountain Valley Pipeline on two appeals pending prior to the enactment of the legislation. On July 14, 2023, the operator of the Mountain Valley Pipeline filed an appeal with the United States Supreme Court indicating that the stay is not consistent with the legislation and, if left in place, it would jeopardize the goal of completing construction by the end of 2023. On July 27, 2023, the United States Supreme Court vacated that temporary stay. The underlying request for dismissal of the pending cases remains before the U.S. Court of Appeals for the Fourth Circuit. At June 30, 2023, Con Edison Transmission’s carrying value of its investment in the Mountain Valley Pipeline was $111 million and its cash contributions to the joint venture amounted to $530 million.

There is risk that the fair value of Con Edison’s investment in MVP may be further or fully impaired in the future. There are ongoing legal and regulatory matters that must be resolved favorably before the Mountain Valley Pipeline can be completed. Assumptions and estimates used to test Con Edison’s investment in MVP for impairment may change if adverse or delayed resolutions to the Mountain Valley Pipeline’s pending legal and regulatory challenges were to occur, that could have a material adverse effect on the fair value of Con Edison’s investment in MVP.

Reclassification
Certain prior period amounts have been reclassified within the Companies' Consolidated Statements of Cash Flows to conform with the current period presentation.

Earnings Per Common Share
Con Edison presents basic and diluted earnings per share (EPS) on the face of its consolidated income statement. Basic EPS is calculated by dividing earnings available to common shareholders (“Net income for common stock” on Con Edison’s consolidated income statement) by the weighted average number of Con Edison Common Shares ($.10 par value) (Common Shares) outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the Common Shares for the period was greater than the estimated vesting price.

For the three and six months ended June 30, 2023 and 2022, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2023	2022	2023	2022
Net income for common stock	$226	$255	$1,658	$857
Weighted average common shares outstanding – basic	345.9	354.3	349.8	354.2
Add: Incremental shares attributable to effect of potentially dilutive securities	1.5	1.2	1.5	1.1
Adjusted weighted average common shares outstanding – diluted	347.4	355.5	351.3	355.3
Net Income per common share – basic	$0.65	$0.72	$4.74	$2.42
Net Income per common share – diluted	$0.65	$0.72	$4.72	$2.41

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and six months ended June 30, 2023 and 2022, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Beginning balance, accumulated OCI, net of taxes (a)	$26	$5	$3	$1
OCI before reclassifications, net of tax of $(1) for Con Edison in 2022	—	5	—	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax (a)(b)	(1)	—	—	—
Current period OCI, net of taxes	(1)	5	—	—
Ending balance, accumulated OCI, net of taxes (a)	$25	$10	$3	$1
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

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Beginning balance, accumulated OCI, net of taxes (a)	$22	$5	$4	$—
OCI before reclassifications, net of tax of $(1) for Con Edison in 2022	—	4	(1)	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2022 (a)(b)	3	1	—	1
Current period OCI, net of taxes	3	5	(1)	1
Ending balance, accumulated OCI, net of taxes (a)	$25	$10	$3	$1
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

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At June 30, 2023 and 2022, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At June 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Cash and temporary cash investments	$1,955	$1,127	$1,348	$1,072
Restricted cash (a)	1	113	—	—
Total cash, temporary cash investments and restricted cash	$1,956	$1,240	$1,348	$1,072
(a)Con Edison restricted cash included cash of the Clean Energy Businesses' renewable electric project subsidiaries ($113 million at June 30, 2022) that, under the related project debt agreements, was restricted to being used for normal operating expenditures, debt service, and required reserves until the various maturity dates of the project debt. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S. Con Edison retained one deferred project, Broken Bow II, a 75MW nameplate capacity wind power project located in Nebraska. Con Edison's restricted cash for the 2023 period includes restricted cash of Broken Bow II that continued to be classified as held for sale as of June 30, 2023. See Note T.

Assets Held for Sale
Generally, a long-lived asset or business to be sold is classified as held for sale in the period in which management, with approval from the Board of Directors, commits to a plan to sell, and a sale is expected to be completed within one year. During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the

Clean Energy Businesses. As described further in Note S, on October 1, 2022, Con Edison's management received authority to commit to a plan to sell the Clean Energy Businesses and entered into a purchase and sale agreement. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses with the exception of two tax equity interests and one deferred project, Broken Bow II, that continued to be classified as held for sale as of June 30, 2023. See Note S and Note T. Con Edison records assets and liabilities, once held for sale, at the lower of their carrying value or their estimated fair value less cost to sell, and also stops recording depreciation on assets held for sale.

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

The sale of the Clean Energy Businesses did not represent a strategic shift that had a major effect on Con Edison, and as such, did not qualify for treatment as a discontinued operation.

For further information, see Note T.

Note B – Regulatory Matters
Rate Plans
In March and April of 2023, CECONY and O&R applied for federal grants of $177 million and $125 million, respectively, to be appropriated under the Infrastructure Investment and Jobs Act (IIJA). In addition, seven states, including NY State, submitted a proposal for a Northeast Regional Clean Hydrogen Hub (the Hydrogen Hub) to the U.S. Department of Energy for funding under the IIJA. CECONY is seeking up to $116 million of funding to use carbon-free hydrogen to produce steam at its East River steam generating station as part of the Hydrogen Hub proposal. Federal grants obtained pursuant to the IIJA are expected to be used to reduce customers’ costs for investments in CECONY’s electric and steam systems and O&R's electric system.

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

CECONY - Electric and Gas
In July 2023, the NYSPSC approved the February 2023 joint proposal among CECONY, the New York State Department of Public Service (NYSDPS) and other parties for electric and gas rate plans for the three-year period January 2023 through December 31, 2025. The CECONY electric and gas rate plans reflect a 9.25 percent return on common equity and a common equity ratio of 48 percent. The electric rate plan provides for rate increases of $442 million, $518 million and $382 million, effective January 1, 2023, 2024 and 2025, respectively. The gas rate plan provides for rate increases of $217 million, $173 million and $122 million, effective January 1, 2023, 2024 and 2025, respectively. The base rate increases will be implemented with increases of $457 million in each of the three rate years for electric and with increases of $187 million in each of the three rate years for gas in order to levelize the customer bill impact. The CECONY rate plans provide for total capital expenditures over the three-year rate period of $8,513 million and $3,297 million for electric and gas, respectively. Pursuant to the CECONY electric and gas rate plans, new rates were effective as of January 1, 2023 and CECONY reflected the provisions of the February 2023 joint proposal in its financial statements beginning January 1, 2023. The new base rates were implemented on August 1, 2023 and make-whole recovery for January 1, 2023 to July 31, 2023 will be collected via a surcharge through 2024 for electric and through 2025 for gas, including a carrying charge on the outstanding balance.

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

Rockland Electric Company (RECO)
In January 2022, RECO filed a request with FERC for an increase to its annual transmission revenue requirement from $16.9 million to $20.4 million. The revenue requirement reflects a return on common equity of 11.04 percent and a common equity ratio of 47 percent. In July 2023, RECO, the New Jersey Division of Rate Counsel and the New Jersey Board of Public Utilities (NJBPU) entered into a settlement agreement that resolves all issues set for hearing. The settlement agreement, subject to FERC approval, increases RECO’s annual transmission revenue requirement from $16.9 million to $18.2 million, effective August 30, 2022 through December 31, 2023 and to $20.7 million, effective January 1, 2024. The settlement revenue requirements do not specify a return on common equity.

In May 2023, RECO filed a petition with the NJBPU requesting permission to defer costs of $5.1 million related to major storms during 2022 and 2023 until RECO’s next base rate case.

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

In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect, commencing December 1, 2021 through December 31, 2022, $43 million and $7 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2020. The company recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. Pursuant to the November 2021 order, CECONY also established a recovery mechanism to collect, commencing January 2023 through December 2023, $19 million and $4 million for electric and gas, respectively, of late payment charges and fees that were not billed for the year ended December 31, 2021 and CECONY recorded such amounts as revenue for the year ended December 31, 2021, as permitted under the accounting rules for regulated utilities, and also accrued such amounts as a current asset at December 31, 2021. In addition, pursuant to the November 2021 order, CECONY established a reserve of $7 million toward addressing customer arrearages for the year ended December 31, 2021 and that, pursuant to the June 2022 NYSPSC Phase 1 Order (as discussed below), was used to fund a portion of the COVID-19 arrears assistance program for low-income customers. The November 2021 order also established a surcharge or sur-credit mechanism for any late payment charges and fee deferrals, subject to offsetting related savings resulting from the COVID-19 pandemic, for 2022 starting in January 2024 over a twelve-month period. The current CECONY electric and gas rate plans include the impact of the 2022 late payment charges and fee deferrals in the proposed revenue requirements, superseding the provisions in the November 2021 order.
CECONY’s and O&R’s rate plans that were in effect through 2022 and 2021, respectively, allowed them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. CECONY's and O&R’s current rate plans have deferral provisions related to uncollectible expenses. CECONY’s 2023 - 2025 rate plans include reconciliation of late payment charges (from January 1, 2023 through December 31, 2025) and write-offs of customer accounts receivable balances (from January 1, 2020 through December 31, 2025) to amounts reflected in rates, with recovery/refund from or to customers via surcharge/sur-credit. Surcharge recoveries for late payment charges and write-offs of accounts receivable balances will, collectively, be subject to separate annual caps for electric and gas that produce no more than a half percent (0.5 percent) total customer bill impact per commodity (estimated for electric to be $57.3 million, $60.3 million, $62.6 million for 2023, 2024 and 2025, respectively, and for gas to be $14.8 million, $15.9 million and $16.8 million for 2023, 2024 and 2025, respectively). Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in CECONY’s next base rate cases. O&R’s 2022 – 2024 rate plans include reconciliation of late payment charges to amounts reflected in rates for years 2022 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity. The total reserve increases to the allowance for uncollectible accounts from January 1, 2020 through June 30, 2023 reflecting the impact of the COVID-19 pandemic for CECONY electric and gas operations and O&R electric and gas operations were $202 million and $3 million, respectively. CECONY's and O&R's rate plans also provide for an allowance for write-offs of customer accounts receivable balances. The amounts by which actual write-offs of customer accounts receivable balances exceeded the allowances reflected in rates were deferred pursuant to CECONY's and O&R's New York rate plans. Such differences were $37 million and $1 million for CECONY and O&R, respectively, from March 1, 2020 through June 30, 2023.

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

For the three months ended June 30, 2023, CECONY and O&R issued immaterial amounts of total net credits towards reducing customers' account receivable balances.

For the six months ended June 30, 2023, CECONY and O&R issued total net credits of $343.2 million and $2.6 million, respectively, towards reducing customers' account receivable balances. For the six months ended June 30, 2023, the total credits for CECONY were comprised of: $13.2 million pursuant to the Phase 1 Order, $327.6 million pursuant to the Phase 2 Order, and $2.4 million in qualified tax credits and payments pursuant to the OTDA Program. For the six months ended June 30, 2023, the total credits for O&R were comprised of: $0.1 million pursuant to the Phase 1 Order, $2.1 million pursuant to the Phase 2 Order, and $0.4 million in qualified tax credits and payments pursuant to the OTDA Program.

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

In July 2020, the NJBPU authorized RECO and other NJ utilities to create a COVID-19-related regulatory asset by deferring prudently incurred incremental costs related to the COVID-19 pandemic beginning on March 9, 2020. Through a series of orders, the NJBPU extended such deferrals through March 15, 2023. Pursuant to a June 2023 order from the NJBPU, RECO will defer its COVID-19 regulatory asset of $0.3 million and seek recovery in its next base rate case.

Gas Safety
In April 2020, the NYSPSC issued an order that extended the deadlines to complete certain gas inspections by all NY gas utilities, including CECONY and O&R, from April 1, 2020 to August 1, 2020. The deadlines were subsequently extended to September 2, 2020 and June 1, 2022. CECONY and O&R have taken all reasonable measures to complete such inspections. As of June 1, 2022, O&R completed all of its required inspections. As of June 1, 2022, CECONY substantially completed its required inspections and continues to make progress on completing such required inspections. CECONY is unable to estimate the amount or range of its possible loss, if any, related to this matter. At June 30, 2023, CECONY had not accrued a liability related to this matter.

Other Regulatory Matters
CECONY and O&R are in the process of replacing their separate existing customer billing and information systems with a single new customer billing and information system. In April 2023, CECONY filed a petition with the NYSPSC for permission to capitalize incremental costs (estimated at $75 million) for the new system above a $421 million limit on capital expenditures included in CECONY’s 2020 – 2022 electric and gas rate plans, subject to NYSPSC review. At June 30, 2023, CECONY's costs for the new system were $423.6 million. O&R's 2022 - 2024 electric and gas rate plans do not include a limit on capitalization of new system costs.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes. The understatement was related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets that were not reflected in O&R’s rate plans prior to 2014, CECONY’s electric and gas rate plans prior to 2015 and 2016, respectively, and is currently not reflected in CECONY’s steam rate plan but a prospective correction was proposed in CECONY's November 2022 steam rate filing. This understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) that is expected to confirm, among other things, that in order to comply with IRS normalization rules, such understatement may not be corrected through a write-down of a portion of the regulatory asset and must be corrected through an increase in future years’ revenue requirements. The regulatory asset ($1,128 million and $20 million for CECONY and O&R, respectively, as of June 30, 2023) and ($1,150 million and $22 million for CECONY and O&R, respectively, as of December 31, 2022 and which is not earning a return) is netted against the future income tax regulatory liability on the Companies’ consolidated balance sheet. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At June 30, 2023, the Utilities had not accrued a liability related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at June 30, 2023 and December 31, 2022 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Regulatory assets
Unrecognized pension and other postretirement costs	$123	$78	$123	$78
Environmental remediation costs	985	991	900	906
Revenue taxes	454	436	434	417
Deferred storm costs	239	270	143	173
Municipal infrastructure support costs	9	29	9	29
Brooklyn Queens demand management program	31	33	31	33
Meadowlands heater odorization project	25	27	25	27
Recoverable Demonstration project costs	18	17	17	16
Gate station upgrade project	14	14	14	14
System peak reduction and energy efficiency programs	832	783	825	780
Unamortized loss on reacquired debt	9	11	8	10
Deferred derivative losses - long term	65	31	60	26
Property tax reconciliation	146	121	146	121
Legacy meters	18	20	—	—
Gas service line deferred costs	54	99	54	99
COVID - 19 customer arrears relief programs	433	104	430	101
Pension and other postretirement benefits deferrals	116	279	93	240
Preferred stock redemption	19	19	19	19
MTA power reliability deferral	77	92	77	92
Non-wire alternative projects	20	22	20	22
COVID - 19 pandemic deferrals	285	292	281	288
Electric vehicle make ready	50	33	45	30
Other	202	173	190	148
Regulatory assets – noncurrent	4,224	3,974	3,944	3,669
Deferred derivative losses - short term	159	184	153	178
Recoverable energy costs	31	121	20	108
Regulatory assets – current	190	305	173	286
Total Regulatory Assets	$4,414	$4,279	$4,117	$3,955
Regulatory liabilities
Future income tax*	1,649	1,753	1,514	1,616
Allowance for cost of removal less salvage	1,346	1,315	1,162	1,137
Net unbilled revenue deferrals	158	204	158	204
Energy efficiency portfolio standard unencumbered funds	5	5	7	7
Settlement of prudence proceeding	8	10	8	10
Earnings sharing - electric, gas and steam	13	13	10	10
System benefit charge carrying charge	81	73	79	69
BQDM and Demonstration project reconciliations	19	23	17	21
Pension and other postretirement benefit deferrals	179	144	131	98
Property tax refunds	35	35	35	35
COVID - 19 pandemic uncollectible reconciliation deferral	9	12	9	12
Late payment charge deferral	150	127	145	123
Unrecognized pension and other postretirement costs	1,340	1,638	1,257	1,536
Net proceeds from sale of property	60	69	58	69
Sales and use tax refunds	32	37	30	36
Workers’ compensation	13	11	13	11
Deferred derivative gains - long term	28	145	26	130
Other	356	413	308	357
Regulatory liabilities – noncurrent	5,481	6,027	4,967	5,481
Refundable energy costs	49	34	19	—
Revenue decoupling mechanism	4	29	—	21
Deferred derivative gains - short term	101	311	93	287
Regulatory liabilities – current	154	374	112	308
Total Regulatory Liabilities	$5,635	$6,401	$5,079	$5,789
* See "Other Regulatory Matters," above.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the six months ended June 30, 2023 and 2022 was 5.20 percent and 1.75 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($2,375 million and $2,304 million for Con Edison, and $2,196 million and $2,097 million for CECONY at June 30, 2023 and December 31, 2022, respectively). Regulatory assets of RECO for which a cash outflow has been made ($20 million and $21 million at June 30, 2023 and December 31, 2022, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At June 30, 2023 and December 31, 2022, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Unrecognized pension and other postretirement costs	$123	$78	$123	$78
Environmental remediation costs	985	987	900	903
Revenue taxes	449	414	431	397
COVID-19 Deferral for Uncollectible Accounts Receivable	205	253	202	249
Deferred derivative losses - current	159	184	153	178
Deferred derivative losses - long term	65	31	60	26
Other	53	28	52	27
Total	$2,039	$1,975	$1,921	$1,858
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

In March 2023, Con Edison entered into accelerated share repurchase agreements (ASR Contracts) with two dealers to repurchase $1,000 million in aggregate of Con Edison’s Common Shares ($.10 par value) (Common Shares). Pursuant to the ASR Contracts, Con Edison made payments of $1,000 million in aggregate to the dealers and received initial deliveries of 8,730,766 Common Shares in aggregate that were recorded in treasury stock at fair value based on the closing price on March 6, 2023 of $91.63 per Common Share or $800 million. The remaining $200 million was recorded as additional paid-in-capital, representing the value of the forward contract to purchase additional shares.

The final settlements of the transactions under the ASR Contracts occurred during the second quarter of 2023. At final settlement, the dealers delivered an additional 1,812,497 Common Shares in aggregate to Con Edison. The number of Common Shares received from the dealers was based on the volume-weighted average share price of Common Shares during the term of the applicable transaction, less a discount. Upon receipt of the additional

Common Shares, Con Edison transferred $169 million from additional paid-in-capital to treasury stock, reflecting the fair value of the Common Shares delivered to Con Edison.

The carrying amounts and fair values of long-term debt at June 30, 2023 and December 31, 2022 were:

(Millions of Dollars)	2023				2022
Long-Term Debt (including current portion) (a)	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Con Edison	$21,297	(c)	$18,965	(c)	$20,796	(b)	$18,234	(b)
CECONY	$19,580		$17,402		$19,080		$16,699
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $203 million and $195 million for Con Edison and CECONY, respectively, as of June 30, 2023 and $202 million and $195 million for Con Edison and CECONY, respectively, as of December 31, 2022.
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
(c)Amounts shown exclude an immaterial amount of debt of Broken Bow II, a deferred project, that was classified as held for sale as of December 31, 2022 and June 30, 2023. See Note S and Note T.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at June 30, 2023 are classified as Level 2 liabilities. See Note O.

Note D – Short-Term Borrowing
In March 2023, Con Edison and the Utilities entered into a $2,500 million credit agreement (Credit Agreement), that replaces the December 2016 credit agreement, under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement expires in March 2028, unless extended for up to two additional one–year terms. There is a maximum of $2,500 million of credit available to CECONY and $800 million (subject to increase up to $1,000 million) available to Con Edison, including up to $900 million of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. Loans and letters of credit issued under the Credit Agreement may also be used for other general corporate purposes. Any borrowings under the
Credit Agreement would generally be at variable interest rates.

In March 2023, CECONY entered into a 364-Day Revolving Credit Agreement (the CECONY Credit Agreement) that replaces the CECONY 2022 364-Day Credit Agreement, under which banks are committed to provide loans up to $500 million on a revolving credit basis. The CECONY Credit Agreement expires in March 2024 and supports CECONY’s commercial paper program. Loans and letters of credit issued under the CECONY Credit Agreement may also be used for other general corporate purposes. Any borrowings under the CECONY Credit Agreement would generally be at variable interest rates.

At June 30, 2023, Con Edison had $1,953 million of commercial paper outstanding of which $1,946 million was outstanding under CECONY’s program. The weighted average interest rate at June 30, 2023 was 5.4 percent for both Con Edison and CECONY. At December 31, 2022, Con Edison had $2,640 million of commercial paper outstanding of which $2,300 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2022 was 4.8 percent for both Con Edison and CECONY.

At June 30, 2023 and December 31, 2022, no loans were outstanding under the Companies' Credit Agreement and December 2016 credit agreement, respectively, and no loans were outstanding under the CECONY Credit Agreement and the CECONY 2022 364-Day Credit Agreement, respectively. An immaterial amount of letters of credit were outstanding under the Credit Agreement and the December 2016 credit agreement as of June 30, 2023 and December 31, 2022, respectively.

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

In March 2023, Con Edison repaid $200 million and $400 million that it borrowed in January 2023 and June 2022, respectively, under a 364-Day Senior Unsecured Term Loan Credit Agreement that Con Edison entered into in June 2022 that was amended in November 2022 (the June 2022 Term Loan Credit Agreement). As of June 30, 2022, there were no borrowings outstanding pursuant to the June 2022 Term Loan Credit Agreement.

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost/(credit) for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Service cost – including administrative expenses	$41	$72	$38	$67
Interest cost on projected benefit obligation	162	126	153	119
Expected return on plan assets	(279)	(292)	(265)	(277)
Recognition of net actuarial loss/(gain)	(58)	94	(55)	89
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT CREDIT	$(138)	$(4)	$(134)	$(7)
Cost capitalized	(21)	(35)	(20)	(33)
Reconciliation to rate level	74	66	68	62
Total expense (credit) recognized	$(85)	$27	$(86)	$22

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Service cost – including administrative expenses	$80	$144	$75	$135
Interest cost on projected benefit obligation	324	252	305	237
Expected return on plan assets	(557)	(585)	(530)	(554)
Recognition of net actuarial loss/(gain)	(115)	189	(109)	179
Recognition of prior service credit	(9)	(8)	(10)	(10)
TOTAL PERIODIC BENEFIT CREDIT	$(277)	$(8)	$(269)	$(13)
Cost capitalized	(42)	(68)	(39)	(65)
Reconciliation to rate level	147	130	135	123
Total expense (credit) recognized	$(172)	$54	$(173)	$45

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

Expected Contributions
Based on estimates as of June 30, 2023, the Companies expect to make contributions to the pension plans during 2023 of $22 million (of which $19 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. No funding is anticipated for the qualified plan during 2023, and during the first six months of 2023, the Companies contributed $10 million to the non-qualified supplemental pension plans, $9 million of which was contributed by CECONY. CECONY also contributed $10 million to the external trust for its non-qualified supplemental plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Service cost - including administrative expenses	$4	$4	$3	$3
Interest cost on projected other postretirement benefit obligation	14	9	12	7
Expected return on plan assets	(18)	(18)	(14)	(15)
Recognition of net actuarial gain	(4)	(6)	(2)	(3)
Recognition of prior service credit	—	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(4)	$(12)	$(1)	$(8)
Cost capitalized	(2)	(2)	(1)	(1)
Reconciliation to rate level	1	11	—	8
Total credit recognized	$(5)	$(3)	$(2)	$(1)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Service cost - including administrative expenses	$7	$9	$6	$7
Interest cost on projected other postretirement benefit obligation	28	18	25	15
Expected return on plan assets	(35)	(36)	(28)	(29)
Recognition of net actuarial gain	(8)	(7)	(4)	(4)
Recognition of prior service credit	(1)	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(9)	$(17)	$(1)	$(11)
Cost capitalized	(3)	(4)	(2)	(3)
Reconciliation to rate level	2	15	(2)	12
Total credit recognized	$(10)	$(6)	$(5)	$(2)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Expected Contributions
Based on estimates as of June 30, 2023, the Companies expect to make a contribution of $15 million (all of which is to be made by CECONY) to the other postretirement benefit plans in 2023. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2023 and December 31, 2022 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Accrued Liabilities:
Manufactured gas plant sites	$872	$876	$778	$782
Other Superfund Sites	122	121	122	121
Total	$994	$997	$900	$903
Regulatory assets	$985	$991	$900	$906

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
Environmental remediation costs incurred related to Superfund Sites for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Remediation costs incurred	$3	$6	$3	$6

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Remediation costs incurred	$7	$14	$6	$13

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and six months ended June 30, 2023 and 2022.

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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At June 30, 2023, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at June 30, 2023 and December 31, 2022 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$60	$61	$57	$59
Regulatory liabilities – workers’ compensation	$13	$11	$13	$11

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, and such estimated liability and receivable did not change as of June 30, 2023.

Other Contingencies
For additional contingencies, see "COVID-19 Regulatory Matters" and "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison has entered into various agreements providing financial or performance assurance to third parties on behalf of its subsidiaries. In addition, Con Edison has provided guarantees to third parties on behalf of its former subsidiary, the Clean Energy Businesses, that are in the process of being transferred to the buyer of the Clean Energy Businesses, RWE Aktiengesellschaft (RWE). Maximum amounts guaranteed by Con Edison totaled $568 million and $2,412 million at June 30, 2023 and December 31, 2022, respectively.
A summary, by type and term, of Con Edison's total guarantees under these agreements at June 30, 2023 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$365	$—	$—	$365
Guarantees on behalf of the Clean Energy Businesses (a)	163	—	31	194
Broken Bow II	—	—	9	9
Total	$528	$—	$40	$568
(a) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T. Guarantee amount shown represents guarantees issued on behalf of the Clean Energy Businesses that remain outstanding at June 30, 2023. Prior to and following the sale, RWE, with Con Edison's assistance, engaged in the process of transferring responsibility for these guarantees from Con Edison to RWE and that process is ongoing. Pursuant to the purchase and sale agreement, RWE is obligated to reimburse and hold harmless Con Edison for any payments Con Edison makes under guarantees issued by Con Edison on behalf of the Clean Energy Businesses. As of June 30, 2023, no such payments have been, or are probable of being made.

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
Broken Bow II — Con Edison has guaranteed obligations on behalf of its indirect subsidiary, Broken Bow II, associated with its investment in a wind energy facility. Broken Bow II is held for sale as of June 30, 2023. See Note T.

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Operating lease cost	$17	$22	$16	$17
Operating lease cash flows	$4	$8	$4	$4

	For the Six Months Ended June 30,
	Con Edison (a)		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Operating lease cost	$37	$44	$33	$33
Operating lease cash flows	$11	$17	$8	$8
(a) Amounts for Con Edison include amounts for the Clean Energy Businesses through February 2023. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

As of June 30, 2023 and December 31, 2022, assets recorded as finance leases were $2 million for Con Edison and $1 million for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $1 million as of June 30, 2023, and $5 million and $2 million as of December 31, 2022, respectively.

For the three and six months ended June 30, 2023 and 2022, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $1 million for the three months ended June 30, 2023 and $2 million for the six months ended June 30, 2023. Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $2 million and $1 million, respectively, for the three months ended June 30, 2022 and $46 million and $1 million, respectively, for the six months ended June 30, 2022.
Other information related to leases for Con Edison and CECONY at June 30, 2023 and December 31, 2022 were as follows:

	Con Edison		CECONY
	2023	2022	2023	2022
Weighted Average Remaining Lease Term:
Operating leases (a)(b)	11.9 years	12.3 years	11.9 years	12.4 years
Finance leases	6.5 years	7.2 years	3.1 years	2.3 years
Weighted Average Discount Rate:
Operating leases (a)(b)	3.7%	3.7%	3.7%	3.7%
Finance leases	2.9%	1.9%	2.9%	1.0%

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
(b)Amounts for Con Edison in 2023 exclude the operating lease of Broken Bow II, that was classified as held for sale as of June 30, 2023. Including the operating lease of Broken Bow II would result in a weighted average remaining lease term of 12.0 years and a weighted average discount rate that would not be materially different than shown above as of June 30, 2023. See Note T.
Future minimum lease payments under non-cancellable leases at June 30, 2023 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending June 30, (b)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2024	$64	$1	$63	$1
2025	65	—	64	—
2026	65	—	65	—
2027	64	—	64	—
2028	60	—	60	—
All years thereafter	417	1	416	—
Total future minimum lease payments	$735	$2	$732	$1
Less: imputed interest	(151)	—	(150)	—
Total	$584	$2	$582	$1
Reported as of June 30, 2023
Operating lease liabilities (current) (a)	$112	$—	$111	$—
Operating lease liabilities (noncurrent) (a)	472	—	471	—
Other noncurrent liabilities	—	2	—	1
Total	$584	$2	$582	$1
(a)Amounts exclude operating lease liabilities of Broken Bow II ($7 million) that are classified as current liabilities held for sale on Con Edison's consolidated balance sheet as of June 30, 2023. See Note T.
(b)Amounts exclude future minimum operating lease payments of Broken Bow II, of $3 million in total for years ended June 30, 2024 through 2028, and $10 million for all years thereafter, and imputed interest of $6 million.
The Utilities are lessors under certain leases whereby the Utilities own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three and six months ended June 30, 2023 and 2022.

Note J – Income Tax
Con Edison’s income tax expense increased to $29 million for the three months ended June 30, 2023 from $17 million for the three months ended June 30, 2022. The increase in income tax expense is primarily due to a remeasurement of state deferred tax assets and liabilities as a result of the enacted New York State legislation, a decrease in renewable energy credits, higher allowance for uncollectible accounts, lower flow-through tax benefits in 2023 for plant related items, offset in part by lower income before income tax expense and lower state income taxes.

CECONY’s income tax expense increased to $34 million for the three months ended June 30, 2023 from an income tax benefit of $10 million for the three months ended June 30, 2022. The increase in income tax expense is primarily due to higher income before income tax expense, higher state income taxes, a remeasurement of state deferred tax assets and liabilities as a result of the enacted New York State legislation, higher allowance for uncollectible accounts, lower research and development credits from prior years, lower flow-through tax benefits in 2023 for plant related items and a decrease in the amortization of excess deferred federal income taxes due to the TCJA.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended June 30, 2023 and 2022 is as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(% of Pre-tax income)	2023	2022	2023	2022
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	2	7	5	5
Amortization of excess deferred federal income taxes	(17)	(17)	(18)	(27)
Cost of removal	4	3	4	4
Other plant-related items	(1)	(1)	(1)	(2)
Renewable energy credits	(1)	(4)	—	—
Allowance for uncollectible accounts, net of COVID-19 assistance	—	(2)	—	(3)
Injuries and damages reserve	1	—	1	1
Reserve for uncertain tax positions	—	2	—	—
Remeasurement of deferred income taxes	4	—	4	—
Research and development credits	(1)	(3)	(1)	(4)
Other	—	—	—	(1)
Effective tax rate	12%	6%	15%	(6)%

Con Edison’s income tax expense increased to $272 million for the six months ended June 30, 2023 from $171 million for the six months ended June 30, 2022. The increase in income tax expense is primarily due to higher income before income tax expense due to the gain on the sale of the Clean Energy Businesses ($202 million), a remeasurement of state deferred tax assets and liabilities as a result of the enacted New York State legislation ($10 million) and an increase in the valuation allowance on deferred state tax assets related to state NOLs ($10 million), offset in part by tax benefits from the recognition of deferred unamortized investment tax credits ($107 million) and changes in state apportionments, net of federal income taxes ($44 million), all related to the sale of the Clean Energy Businesses.

CECONY’s income tax expense increased to $189 million for the six months ended June 30, 2023 from $108 million for the six months ended June 30, 2022. The increase in income tax expense is primarily due to higher income before income tax expense, higher state income taxes, lower flow-through tax benefits in 2023 for plant-related items, lower research and development credits from prior years, a remeasurement of state deferred tax assets and liabilities as a result of the enacted New York State legislation and a decrease in the amortization of excess deferred federal income taxes due to the TCJA.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the six months ended June 30, 2023 and 2022 is as follows:

	For the Six Months Ended June 30,
	Con Edison		CECONY
(% of Pre-tax income)	2023	2022	2023	2022
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	4	6	5	5
Taxes attributable to non-controlling interest	—	1	—	—
Cost of removal	1	1	2	2
Other plant-related items	—	(1)	(1)	(1)
Renewable energy credits	—	(2)	—	—
Amortization of excess deferred federal income taxes	(5)	(9)	(8)	(12)
Reserve for uncertain tax positions	—	1	—	—
Remeasurement of deferred income taxes	1	—	1	—
Research and development credits	—	(1)	(1)	(1)
Impacts from the sale of Clean Energy Businesses:
Deferred unamortized ITC recognized on sale of subsidiary	(6)	—	—	—
Gain on sale of subsidiary	(2)	—	—	—
Effective tax rate	14%	17%	19%	14%

On March 1, 2023, Con Edison completed the sale of the Clean Energy Businesses, that was accounted for as a stock sale for GAAP purposes and a deemed sale of assets and liquidation for tax purposes. Con Edison's pre-tax gain on the sale of the Clean Energy Businesses was $867 million ($804 million, net of tax) for the six months ended June 30, 2023. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests and a deferred project, that were treated as distributions to Con Edison. See Note S and Note T.

In April 2023, the IRS released Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether certain expenditures to maintain, repair, replace, or improve natural gas transmission and distribution property must be capitalized as improvements by the taxpayer or currently deducted for federal income tax purposes. This revenue procedure also provides procedures for taxpayers to obtain automatic consent to change their method of accounting to the safe harbor method of accounting permitted by this revenue procedure. Con Edison is evaluating the potential cumulative impact of any change in accounting method for the Utilities.

In May 2023, New York State passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for another three-year period, through tax year 2026, for taxpayers with taxable income greater than $5 million. The law also temporarily extended the business capital tax through tax year 2026, not to exceed an annual maximum tax liability of $5 million per taxpayer, with a corporation paying the higher of its franchise or income tax liability during the same period. New York State also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. As a result of the sale of the Clean Energy Businesses in 2023, Con Edison has New York State taxable income in excess of $5 million after using its entire New York State NOL carryforward, and therefore, the group is subject to the higher 7.25 percent rate (9.425 percent with the surcharge rate) on its taxable income for tax year 2023. As a result of this legislation, CECONY remeasured its deferred tax assets and liabilities that would reverse before 2027 and recorded state deferred income tax expense (net of federal benefit) and an increase in accumulated deferred tax liabilities of $10 million in the three months ended June 30, 2023.

Uncertain Tax Positions
At June 30, 2023, the estimated liability for uncertain tax positions for Con Edison was $26 million ($9 million for CECONY). For the six months ended June 30, 2023, Con Edison recognized $3 million of income tax expense mostly related to research and development credits on the Clean Energy Businesses. Con Edison reasonably expects to resolve within the next twelve months approximately $23 million of various federal uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is $6 million, that, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $26 million, with $9 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the six months ended June 30, 2023 and 2022, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At June 30, 2023 and December 31, 2022, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three and six months ended June 30, 2023 and 2022, revenue from contracts with customers as defined in Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$1,991	$153	$2,144	$2,255	$(15)	$2,240
Gas	521	10	531	571	11	582
Steam	65	4	69	82	2	84
Total CECONY	$2,577	$167	$2,744	$2,908	$(2)	$2,906
O&R
Electric	154	5	159	175	2	177
Gas	41	—	41	65	(4)	61
Total O&R	$195	$5	$200	$240	$(2)	$238
Clean Energy Businesses (c)
Renewables	—	—	—	199	—	199
Energy services	—	—	—	25	—	25
Develop/Transfer Projects	—	—	—	8	—	8
Other	—	—	—	—	40	40
Total Clean Energy Businesses	$—	$—	$—	$232	$40	$272
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	(1)	(1)	—	(2)	(2)
Total Con Edison	$2,773	$171	$2,944	$3,381	$34	$3,415
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
(b)    Other includes the parent company, Con Edison's tax equity investments, the deferred project held for sale and consolidated adjustments. See Note T.

(c) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$4,254	$246	$4,500	$4,360	$(36)	$4,324
Gas	1,779	43	1,822	1,681	32	1,713
Steam	368	7	375	381	5	386
Total CECONY	$6,401	$296	$6,697	$6,422	$1	$6,423
O&R
Electric	$332	$9	$341	$339	$3	$342
Gas	179	1	180	188	(8)	180
Total O&R	$511	$10	$521	$527	$(5)	$522
Clean Energy Businesses (c)
Renewables	$68	$—	$68	$327	$—	$327
Energy services	7	—	7	44	—	44
Develop/Transfer Projects	7	—	7	19	—	19
Other	—	47	47	—	142	142
Total Clean Energy Businesses	$82	$47	$129	$390	$142	$532
Con Edison Transmission	$2	$—	$2	$2	—	$2
Other (b)	—	(2)	(2)	—	(4)	(4)
Total Con Edison	$6,996	$351	$7,347	$7,341	$134	$7,475
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
(b)    Other includes the parent company, Con Edison's tax equity investments, the deferred project held for sale and consolidated adjustments. See Note T.
(c) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

Use of the Percentage-of-Completion Method
Sales and profits on each percentage-of-completion contract at the Clean Energy Businesses were recorded each month based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative revenues recognized in prior periods (the ‘‘cost-to-cost’’ method). The impact of revisions of contract estimates, that may result from contract modifications, performance or other reasons, were recognized on a cumulative catch-up basis in the period in which the revisions are made. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S.

	2023				2022
(Millions of Dollars)	Unbilled contract revenue (a)		Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$80		$3		$35	$7
Additions (c)	2		—		48	—
Subtractions (c)	67		3	(d)	62	4	(d)
Ending balance as of June 30,	$15	(e)	$—		$21	$3
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
(e)Following the sale of the Clean Energy Businesses, Con Edison remains entitled to certain unbilled contract revenue, net of certain costs incurred, for a battery storage project located in Imperial County, California. See Note S.

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
Starting in 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases/(decreases) to the allowance for customer uncollectible accounts for Con Edison and CECONY were $31 million and $30 million, respectively, for the three months ended June 30, 2023 and $(47) million and $(48) million, respectively, for the six months ended June 30, 2023.The decreases primarily resulted from the credits issued pursuant to the New York State COVID-19 arrears assistance programs. See "COVID-19 Regulatory Matters" in Note B. The increases/(decreases) to the allowance for customer uncollectible accounts for Con Edison and CECONY were immaterial and $(1) million, respectively, for the three months ended June 30, 2022 and $19 million and $20 million, respectively, for the six months ended June 30, 2022.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a roll forward by major portfolio segment type for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022
Allowance for credit losses
Beginning Balance at April 1,	$244	$336	$10	$25	$236	$324	$8	$23
Recoveries	4	5	—	—	3	5	—	—
Write-offs	(44)	(34)	—	—	(41)	(32)	—	—
Reserve adjustments	71	29	18	(16)	68	27	16	(16)
Ending Balance June 30,	$275	$336	$28	$9	$266	$324	$24	$7

	For the Six Months Ended June 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022
Allowance for credit losses
Beginning Balance at January 1,	$322	$317	$10	$22	$314	$304	$7	$19
Recoveries	8	10	—	—	7	9	—	—
Write-offs	(91)	(63)	(1)	(4)	(89)	(60)	—	(3)
Reserve adjustments	36	72	19	(9)	34	71	17	(9)
Ending Balance June 30,	$275	$336	$28	$9	$266	$324	$24	$7

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022
CECONY
Electric	$2,144	$2,240	$5	$5	$339	$338	$232	$220
Gas	531	582	2	2	106	93	83	100
Steam	69	84	18	18	25	24	(53)	(40)
Consolidation adjustments	—	—	(25)	(25)	—	—	—	—
Total CECONY	$2,744	$2,906	$—	$—	$470	$455	$262	$280
O&R
Electric	$159	$177	—	$—	$18	$18	13	$16
Gas	41	61	—	—	8	7	(2)	(2)
Total O&R	$200	$238	$—	$—	$26	$25	$11	$14
Clean Energy Businesses (a)	$—	$272	—	$—	—	$59	—	$97
Con Edison Transmission	1	1	—	—	—	—	(2)	(2)
Other (b)	(1)	(2)	—	—	—	—	13	(2)
Total Con Edison	$2,944	$3,415	$—	$—	$496	$539	$284	$387
(a) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. As a result of this sale, the Clean Energy Businesses are no longer a principal segment. See Note S and Note T.
(b) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Other does not represent a business segment. See Note T.

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022
CECONY
Electric	$4,500	$4,324	$9	$9	$683	$670	$424	$390
Gas	1,822	1,713	4	4	211	183	642	550
Steam	375	386	37	37	49	47	5	51
Consolidation adjustments	—	—	(50)	(50)	—	—	—	—
Total CECONY	$6,697	$6,423	$—	$—	$943	$900	$1,071	$991
O&R
Electric	$341	$342	$—	$—	$36	$35	$14	$23
Gas	180	180	—	—	15	13	38	36
Total O&R	$521	$522	$—	$—	$51	$48	$52	$59
Clean Energy Businesses (a)	$129	$532	$—	$—	$—	$119	$37	$143
Con Edison Transmission	2	2	—	—	—	—	(4)	(5)
Other (b)	(2)	(4)	—	—	—	1	866	(3)
Total Con Edison	$7,347	$7,475	$—	$—	$994	$1,068	$2,022	$1,185
(a) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. As a result of this sale, the Clean Energy Businesses are no longer a principal segment. See Note S and Note T.
(b) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Other does not represent a business segment. See Note T.

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

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at June 30, 2023 and December 31, 2022 were:

(Millions of Dollars)	2023				2022
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$133	$(76)	$57	(b)	$378	$(332)	$46	(b)
Noncurrent	75	(45)	30		193	(108)	85
Total fair value of derivative assets held and used	208	(121)	87		571	(440)	131
Current - assets held for sale (d)	—	—	—		93	(8)	85	(c)(d)
Noncurrent - assets held for sale (d)	—	—	—		83	11	94	(c)(d)
Total fair value of derivative assets	$208	$(121)	$87		$747	$(437)	$310
Fair value of derivative liabilities
Current	$(153)	$76	$(77)	(b)	$(198)	$166	$(32)	(b)
Noncurrent	(79)	49	(30)		(49)	36	(13)
Total fair value of derivative liabilities held and used	$(232)	$125	$(107)		$(247)	$202	$(45)
Current - liabilities held for sale (d)	—	—	—		(31)	6	(25)	(d)
Noncurrent - liabilities held for sale (d)	—	—	—		(3)	(8)	(11)	(d)
Total fair value of derivative liabilities	$(232)	$125	$(107)		$(281)	$200	$(81)
Net fair value derivative assets/(liabilities)	$(24)	$4	$(20)		$466	$(237)	$229
CECONY
Fair value of derivative assets
Current	$124	$(72)	$52	(b)	$350	$(312)	$38	(b)
Noncurrent	72	(44)	28		176	(96)	80
Total fair value of derivative assets	$196	$(116)	$80		$526	$(408)	$118
Fair value of derivative liabilities
Current	$(147)	$73	$(74)	(b)	$(189)	$160	$(29)
Noncurrent	(74)	47	(27)		(43)	34	(9)
Total fair value of derivative liabilities	$(221)	$120	$(101)		$(232)	$194	$(38)
Net fair value derivative assets/(liabilities)	$(25)	$4	$(21)		$294	$(214)	$80
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
(b)At June 30, 2023, margin deposits for Con Edison ($12 million and $(7) million) were classified as derivative assets and derivative liabilities, respectively, and for CECONY ($11 million and $(2) million) were classified as derivative assets and derivative liabilities, respectively, on the consolidated balance sheet, but not included in the table. At December 31, 2022 margin deposits for Con Edison and CECONY of $13 million were classified as derivative assets, and ($(10) million and $(6) million, respectively) were classified as derivative liabilities on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.
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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2023 and 2022:

		For the Three Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2023	2022	2023	2022
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(61)	$10	$(57)	$8
Noncurrent	Deferred derivative gains	9	23	8	20
Total deferred gains/(losses)		$(52)	$33	$(49)	$28
Current	Deferred derivative losses	$40	$46	$37	$40
Current	Recoverable energy costs	(84)	32	(81)	30
Noncurrent	Deferred derivative losses	99	4	96	7
Total deferred gains/(losses)		$55	$82	$52	$77
Net deferred gains/(losses)		$3	$115	$3	$105
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$—	$(3)	$—	$—
	Non-utility revenue	—	(6)	—	—
	Other operations and maintenance expense	—	2	—	2
	Other interest expense (a)	—	44	—	—
Total pre-tax gains/(losses) recognized in income		$—	$37	$—	$2
(a)Comprised of amounts related to interest rate swaps of the Clean Energy Businesses. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

		For the Six Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2023	2022	2023	2022
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Deferred derivative gains	$(210)	$348	$(194)	$319
Noncurrent	Deferred derivative gains	(117)	67	(104)	62
Total deferred gains/(losses)		$(327)	$415	$(298)	$381
Current	Deferred derivative losses	$25	$10	$25	$9
Current	Recoverable energy costs	(376)	190	(355)	172
Noncurrent	Deferred derivative losses	(34)	(30)	(34)	(27)
Total deferred gains/(losses)		$(385)	$170	$(364)	$154
Net deferred gains/(losses)		$(712)	$585	$(662)	$535
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$4	$3	$—	$—
	Non-utility revenue	17	(22)	—	—
	Other operations and maintenance expense	—	5	—	5
	Other interest expense (a)	5	109	—	—
Total pre-tax gains/(losses) recognized in income		$26	$95	$—	$5
(a)Comprised of amounts related to interest rate swaps of the Clean Energy Businesses. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at June 30, 2023:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	27,335,565	44,400	313,190,000	3,276,000
CECONY	25,782,725	38,100	297,590,000	3,276,000
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
At June 30, 2023, Con Edison and CECONY had $94 million and $86 million, respectively, of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral. Con Edison’s net credit exposure consisted of $43 million with investment-grade counterparties, $25 million with commodity exchange brokers, and $26 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $36 million with commodity exchange brokers, $24 million with investment-grade counterparties and $26 million with non-investment grade/non-rated counterparties. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at June 30, 2023:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$103	$97
Collateral posted	115	115
Additional collateral (b) (downgrade one level from current ratings)	8	5
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	59	53
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post $1 million of additional collateral at June 30, 2023. For certain other such non-derivative transactions, the Companies would have been required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At June 30, 2023, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $25 million.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are summarized below.

	2023					2022
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$28	$155	$1	$(86)	$98	$84	$476	$2	$(420)	$142
Commodity held for sale (g)	—	—	—	—	—	6	34	31	2	73
Interest rate swaps (a)(b)(c)(f)(g)	—	—	—	—	—	—	106	—	—	106
Other (a)(b)(d)	476	117	—	—	593	437	116	—	—	553
Total assets	$504	$272	$1	$(86)	$691	$527	$732	$33	$(418)	$874
Derivative liabilities:
Commodity (a)(b)(c)	$21	$181	$8	$(95)	$115	$18	$204	$16	$(184)	$54
Commodity held for sale (g)	—	—	—	—	—	8	24	2	2	36
Total liabilities	$21	$181	$8	$(95)	$115	$26	$228	$18	$(182)	$90
CECONY
Derivative assets:
Commodity (a)(b)(c)	$28	$144	$1	$(82)	$91	$83	$434	$2	$(388)	$131
Other (a)(b)(d)	463	111	—	—	574	422	110	—	—	532
Total assets	$491	$255	$1	$(82)	$665	$505	$544	$2	$(388)	$663
Derivative liabilities:
Commodity (a)(b)(c)	$20	$174	$5	$(95)	$104	$18	$198	$8	$(180)	$44
Total liabilities	$20	$174	$5	$(95)	$104	$18	$198	$8	$(180)	$44
(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $6 million of commodity derivative assets transferred from level 3 to level 2 during the six months ended June 30, 2023 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of December 31, 2022 to less than three years as of June 30, 2023. Con Edison and CECONY had an immaterial amount of derivative liabilities and $10 million and $9 million of commodity derivative assets, respectively, transferred from level 3 to level 2 during the year ended December 31, 2022 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2022 to less than three years as of December 31, 2022.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2023 and December 31, 2022, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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
(f)See Note N.
(g)On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

The employees in the Companies’ risk management group develop and maintain the Companies’ valuation policies and procedures for, and verify pricing and fair value valuation of, commodity derivatives. Under the Companies’ policies and procedures, multiple independent sources of information are obtained for forward price curves used to value commodity derivatives. Fair value and changes in fair value of commodity derivatives are reported monthly to the Companies’ risk committees, comprised of officers and employees of the Companies that oversee energy hedging at the Utilities. The risk management group reports to the Companies’ Vice President and Treasurer.

	Fair Value of Level 3 at June 30, 2023	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	(7)	Discounted Cash Flow	Forward capacity prices (a)	$0.51-$12.73 per kW-month
Transmission Congestion Contracts	—	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.23-$2.63 per MWh
Total Con Edison—Commodity	$(7)
CECONY – Commodity
Electricity	(4)	Discounted Cash Flow	Forward capacity prices (a)	$0.51-$12.73 per kW-month
Transmission Congestion Contracts	—	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.23-$2.63 per MWh
Total CECONY—Commodity	$(4)
(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2023 and 2022 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Beginning balance as of April 1,	$(11)	$14	$(5)	$(6)
Included in earnings	(2)	(3)	(1)	(2)
Included in regulatory assets and liabilities	6	(7)	2	(5)
Purchases	—	2	—	—
Settlements	(1)	3	(1)	2
Transfer out of level 3	1	—	1	—
Ending balance as of June 30,	$(7)	$9	$(4)	$(11)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Beginning balance as of January 1,	$15	$(11)	$(6)	$(7)
Included in earnings	(4)	22	(2)	(3)
Included in regulatory assets and liabilities	15	(5)	9	(4)
Purchases	—	2	—	—
Settlements	2	1	1	3
Decrease due to the sale of the Clean Energy Businesses (a)	(29)	—	—	—
Transfer out of level 3	(6)	—	(6)	—
Ending balance as of June 30,	$(7)	$9	$(4)	$(11)
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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($1 million gain) on the consolidated income statement for the three months ended June 30, 2022, and ($17 million loss and $28 million gain) for the six months ended June 30,

2023 and 2022, respectively. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses and amounts for 2023 are shown through the date of sale. See Note S and Note T.

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

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S.

In connection with the sale, Con Edison retained a tax equity interest valued at $20 million in two renewable electric projects located in Virginia that is accounted for as an equity method investment and that represent the maximum exposure to loss for this investment. See Note S. The earnings of the projects, once in service, are determined using the hypothetical liquidation at book value (HLBV) method of accounting and resulted in recording a $4 million loss ($3 million, after tax) for the three and six months ended June 30, 2023. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the renewable electric projects is not held by Con Edison.

In June 2021, a subsidiary of the Clean Energy Businesses sold substantially all of its membership interest in the Crane solar project, and retained an equity interest of $11 million in the project that was $0 as of June 30, 2023 and that is accounted for as an equity method investment. See Note S. The earnings of the project are determined using the hypothetical liquidation at book value (HLBV) method of accounting, and such earnings were not material for the three and six months ended June 30, 2023 or 2022. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the renewable electric project is not held by Con Edison.

HLBV Accounting
Con Edison has determined that the use of HLBV accounting is reasonable and appropriate to attribute income and loss to the tax equity investors. Using the HLBV method, Con Edison's earnings from the projects are adjusted to reflect the income or loss allocable to the tax equity investors calculated based on how the project would allocate and distribute its cash if it were to sell all of its assets for their carrying amounts and liquidate at a particular point in time. Under the HLBV method, the company calculates the liquidation value allocable to the tax equity investors at the beginning and end of each period based on the contractual liquidation waterfall and adjusts its income for the period to reflect the change in the liquidation value allocable to the tax equity investors.

CED Nevada Virginia
In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement relating to certain projects (CED Nevada Virginia) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows will be allocated. CED Nevada Virginia is a consolidated entity in which Con Edison had less than a 100 percent membership interest at December 31, 2022 and has no interest subsequent to the sale of the Clean Energy Business on March 1, 2023. Con Edison was the primary beneficiary since the power to direct the activities that most significantly impact the economics of CED Nevada Virginia was held by Con Edison. The HLBV method of accounting resulted in an immaterial amount of income/(loss) for Con Edison and the tax equity investor for the six months ended June 30, 2023 and the three months ended June 30, 2022, and the amounts for the six months ended June 30, 2022 are presented below. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S.

For the Six Months Ended June 30,
(Millions of Dollars)	2022

Income/(Loss) attributable to tax equity investor	$(42)
Income/(Loss) attributable to tax equity investor after tax	(32)
Income/(Loss) attributable to Con Edison	39
Income/(Loss) attributable to Con Edison after tax	29

Tax Equity Projects
In 2018, the Clean Energy Businesses completed its acquisition of Sempra Solar Holdings, LLC. Included in the acquisition were certain operating projects (Tax Equity Projects) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects were consolidated entities in which Con Edison had less than a 100 percent membership interest at December 31, 2022 and has no interest in subsequent to the sale of the Clean Energy Businesses on March 1, 2023. Con Edison was the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects was held by Con Edison. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S. The HLBV method of accounting resulted in an immaterial amount of income/(loss) for Con Edison and the tax equity investor for the six months ended June 30, 2023, and the amounts for the three and six months ended June 30, 2022 were as follows.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(Millions of Dollars)	2022	2022
Income/(Loss) attributable to tax equity investor	$(1)	$(7)
Income/(Loss) attributable to tax equity investor after tax	(1)	(5)
Income/(Loss) attributable to Con Edison	18	28
Income/(Loss) attributable to Con Edison after tax	13	21
At December 31, 2022, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)	Copper Mountain - Mesquite Solar (c)(e)	CED Nevada Virginia (c)(f)
(Millions of Dollars)	2022	2022	2022
Assets held for sale (a)	$305	$580	$686
Total assets (a)	$305	$580	$686
Liabilities held for sale (b)	20	81	331
Total liabilities (b)	$20	$81	$331
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

Note Q – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison to not more than 100 percent of their respective income available for dividends calculated on a two–year rolling average basis. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk. As a result, substantially all of the net assets of CECONY and O&R ($18,843 million and $1,028 million, respectively), at June 30, 2023, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,
	CECONY
(Millions of Dollars)	2023	2022
Cost of services provided	$33	$33
Cost of services received	$21	$20

	For the Six Months Ended June 30,
	CECONY (a)
(Millions of Dollars)	2023	2022
Cost of services provided	$67	$66
Cost of services received	$40	$37
(a) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.
In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R, $13 million and $26 million of natural gas for the three months ended June 30, 2023 and 2022, respectively, and $46 million and $71 million for the six months ended June 20, 2023 and 2022, respectively. These amounts are net of the effect of related hedging transactions.
At June 30, 2023 and December 31, 2022, CECONY's net receivable (payable) to Con Edison for income taxes was $77 million and $(89) million, respectively.

The Utilities perform work and incur expenses on behalf of NY Transco, a company in which Con Edison Transmission has a 45.7 percent equity interest. The Utilities bill NY Transco for such work and expenses in accordance with established policies. For the three months ended June 30, 2023 and 2022, the amounts billed by the Utilities to NY Transco were $2 million and $3 million, respectively, and for the six months ended June 30, 2023 and 2022, the amounts were $6 million and $4 million, respectively.

CECONY has a 20-year transportation contract with the Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. Con Edison Transmission owns an equity interest in MVP. See "Investments - Investment in the Mountain Valley Pipeline, LLC (MVP)" in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its MVP contract unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request. CECONY has not incurred costs under the contract.

FERC has authorized CECONY to lend funds to O&R for a period of no more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At June 30, 2023 and December 31, 2022 there were no outstanding loans to O&R.

The Clean Energy Businesses had financial electric capacity contracts with CECONY and O&R. For the three and six months ended June 30, 2022, the Clean Energy Businesses realized gains of $1 million and $3 million, respectively, under these contracts. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. As a result of the sale, the Clean Energy Businesses are no longer recognized as a related party. See Note S and Note T.

Note R – New Financial Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (LIBOR), a benchmark interest rate referenced in a variety of agreements, after 2021. The United Kingdom's Financial Conduct Authority (the UK FCA) ceased publication of U.S. Dollar LIBOR after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR tenors, and on June 30, 2023 it ceased publishing the overnight and twelve-month U.S. Dollar LIBOR. The UK FCA expects to cease publishing the one-month, three-month and six-month U.S. Dollar LIBOR after September 2024. ASU 2020-04 provides entities with optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued amendments to the guidance through ASU 2021-01 to include all contract modifications and hedging relationships affected by reference rate reform, including those that do not directly reference LIBOR or another reference rate expected to be discontinued, and clarify which optional expedients may be applied to them. As the Companies continue to modify contracts that contain references to LIBOR to allow for the use of an alternative rate, they have applied the practical expedient to not assess each change for a contract modification. The guidance can be applied prospectively. The optional relief is temporary and generally cannot be applied to contract modifications and hedging relationships entered into or evaluated after December 31, 2022. On December 31, 2022, ASU 2022-06, Reference Rate Reform (Topic 848):
Deferral of the Sunset Date of Topic 848 was issued, which extended the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024.The Companies do not expect the new guidance to have a material impact on their financial position, results of operations and liquidity.

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

Con Edison's preliminary gain on the sale of the Clean Energy Businesses was $867 million ($804 million, after tax) for the six months ended June 30, 2023, including $13 million for the three months ended June 30, 2023 resulting from certain finalization adjustments, and remains subject to true-up for the finalization adjustments described above. The portion of the gain attributable to the non-controlling interest retained in certain tax-equity projects was not material. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects, described below, and one deferred project, Broken Bow II, a 75MW nameplate capacity wind power project located in Nebraska. See Note T. Transfer of the project is dependent on one outstanding counterparty consent, and if and when such consent is obtained within two years of the sale of the Clean Energy Businesses, i.e., by February 28, 2025, the project will transfer. RWE Renewables Americas, LLC is operating the facility on behalf of Con Edison pursuant to certain service agreements, for which the fees are not material.

Con Edison retained the Clean Energy Businesses' tax equity investment interest in the Crane solar project and another tax equity investment interest in two solar projects located in Virginia. These tax equity partnerships produce renewable energy tax credits that can be used to reduce Con Edison’s federal income tax in the year in which the projects are placed in service. These tax credits would be subject to recapture, in whole or in part, if the assets were sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for its interests in these tax equity partnerships. The combined carrying value of the retained tax equity interests is approximately $15 million at June 30, 2023.

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

Concurrent with entering into the purchase and sale agreement, Con Edison incurred costs in the normal course of the sale process. Transaction costs of $48 million ($35 million after-tax) were recorded in 2022, and $11 million ($8 million after-tax) and $12 million ($8 million after-tax) were recorded in the first three and six months of 2023, respectively. Also, depreciation and amortization expense of approximately $41 million ($28 million after-tax) were not recorded on the assets of the Clean Energy Businesses in the first six months of 2023 through the closing of the transaction.

Following the sale of the Clean Energy Businesses and pursuant to a reimbursement and indemnity agreement with RWE, Con Edison remains responsible for certain potential costs related to a battery storage project located in Imperial County, California. Con Edison's exposure under the agreement could range up to approximately $172 million. As of June 30, 2023, no amounts were recorded as liabilities on Con Edison's consolidated balance sheet related to this agreement. During the first six months of 2023, Con Edison received $12 million of proceeds from this battery storage project, and $15 million was recorded as unbilled contract revenue as of June 30, 2023. See Note K.

The following table shows the pre-tax operating income for the Clean Energy Businesses. The 2023 period shown is through the date of the sale of the Clean Energy Businesses and as such there is no applicable data for the three months ended June 30, 2023.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(Millions of Dollars)	2022	2023	2022
Pre-tax operating income	$113	$25	$243
Pre-tax operating income, excluding non-controlling interest	$112	$21	$194

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

At June 30, 2023, the carrying amounts of the major classes of assets and liabilities of Broken Bow II that are expected to be sold are presented on a held-for-sale basis, and accordingly exclude net deferred tax liability balances, as follows:

(Millions of Dollars)	June 30, 2023
ASSETS
CURRENT ASSETS
Accounts receivable and other receivables - net allowance for uncollectible accounts	$4
Other current assets	2
TOTAL CURRENT ASSETS	6
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation	76
NET PLANT	76
OTHER NONCURRENT ASSETS
Intangible assets, less accumulated amortization	72
Operating lease right-of-use asset	7
TOTAL OTHER NONCURRENT ASSETS	79
TOTAL ASSETS	$161

(Millions of Dollars)	June 30, 2023
LIABILITIES
CURRENT LIABILITIES
Long-term debt due within one year	$2
Operating lease liabilities	2
Other current liabilities	2
TOTAL CURRENT LIABILITIES	6
NONCURRENT LIABILITIES
Asset retirement obligations	3
Operating lease liabilities	5
TOTAL NONCURRENT LIABILITIES	8
LONG-TERM DEBT	61
TOTAL LIABILITIES	$75

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2022 (File Nos.1-14514 and 1-01217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File Nos. 1-14514 and 1-01217).

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
•RECO

Con Edison’s principal business operations are those of CECONY, O&R and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission invests in electric transmission projects and manages both electric and gas assets while seeking to develop electric transmission projects. See "Investments" in Note A to the Second Quarter Financial Statements. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Second Quarter Financial Statements.

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

Clean Energy Goals
The success of the Companies’ efforts to meet federal, state and city clean energy policy goals and the impact of energy consumers' efforts to meet such goals on CECONY’s electric, gas and steam businesses and O&R’s electric and gas businesses may impact the Companies’ future financial condition. The Utilities expect electric usage to increase and gas and steam usage to decrease in their service territories as federal, state and local laws and policies are enacted and implemented that aim to reduce the carbon intensity of the energy that is consumed. The Utilities’ and their regulators’ efforts to maintain electric reliability in their service territories as electric usage increases may also impact the Companies’ future financial condition. The long-term future of the Utilities’ gas businesses depends upon the role that natural gas or other gaseous fuels will play in facilitating New York State’s and New York City’s climate goals. In addition, the impact and costs of climate change on the Utilities’ systems and the success of the Utilities’ efforts to maintain system reliability and manage service interruptions resulting from severe weather may impact the Companies’ future financial condition, results of operations and liquidity.

Aged Accounts Receivable Balances
At June 30, 2023, CECONY’s and O&R’s customer accounts receivables balances of $1,875 million and $83 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,031 million and $22 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivables (balances outstanding in excess of 60 days) of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivables as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. In general, the Utilities suspended service disconnections during the COVID-19 pandemic. CECONY’s electric and gas rate plans include reconciliation of late payment charges (from January 1, 2023 through December 31, 2025) and write-offs of customer accounts receivable balances (from January 1, 2020 through December 31, 2025) to amounts reflected in rates, with recovery/refund from or to customers via surcharge/sur-credit. Surcharge recoveries for late payment charges and write-offs of accounts receivable balances will, collectively, be subject to separate annual caps for electric and gas that produce no more than a half percent (0.5 percent) total customer bill impact per commodity (estimated for electric to be $57.3 million, $60.3 million, $62.6 million for 2023, 2024 and 2025, respectively, and for gas to be $14.8 million, $15.9 million and $16.8 million for 2023, 2024 and 2025, respectively). Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in CECONY’s next base rate cases. O&R’s 2022 - 2024 rate plans include reconciliation of late payment charges to amounts reflected in rates for years 2022 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity. Although these regulatory mechanisms are in place, a continued slower recovery in cash of outstanding customer accounts receivable balances may impact the Companies’ liquidity. The Utilities have resumed collection activities, including write-offs of uncollectible customer accounts receivable balances and are evaluating strategies to increase recovery of aged accounts receivable balances.

CECONY Steam Rate Plan
In November 2022, as updated in February 2023, CECONY filed a request with the NYSPSC for a steam rate increase of $141 million, effective November 2023. The filing reflects a return on common equity of 10 percent and a common equity ratio of 50 percent and requests a new mechanism for decoupling revenues from steam consumption. In March 2023, the NYSDPS submitted testimony in the NYSPSC proceeding that supports a steam rate increase of $94 million reflecting, among other things, a 9.0 percent return on common equity and a common equity ratio of 48 percent. The NYSDPS testimony does not support CECONY’s request for a new mechanism for decoupling revenues from steam consumption. CECONY’s future earnings will depend on the rates authorized in, and the other provisions of, its November 2023 steam rate plan and CECONY’s ability to operate its businesses in a manner consistent with such rate plan. Therefore, the outcome of CECONY’s rate request that requires approval by the NYSPSC will impact the Companies’ future financial condition, results of operations and liquidity. See “Utility Regulation – State Utility Regulation – Rate Plans” and “Rate Plans” in Note B to the Second Quarter Financial Statements.

Con Edison Transmission
Con Edison Transmission, through its NY Transco partnership and jointly with the New York Power Authority, is developing the Propel NY Energy transmission project that will deliver offshore wind energy from Long Island to New York City, Westchester County and the rest of the state's high voltage power grid. Con Edison Transmission expects to continue to participate in competitive solicitations to develop additional electric projects. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements. During 2020 and 2021, Con Edison Transmission recorded impairments on its investment in the Mountain Valley Pipeline, LLC (MVP). Any future impairments of Con Edison Transmission’s investment in MVP may impact Con Edison’s future financial condition and results of operations. See "Investments" in Note A to the Second Quarter Financial Statements and “Con Edison Transmission,” below.

CECONY
Electric
CECONY provides electric service to approximately 3.6 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

In June 2023, CECONY decreased its five-year forecast of average annual growth of the firm peak gas demand in its service area at design conditions from 1.0 percent (for 2023 to 2027) to 0.8 percent (for 2024 to 2028). The decrease primarily reflects customers’ energy efficiency measures and electrification of space heating plus New York State’s prohibition on the installation of fossil-fuel equipment in certain new buildings within the next five years.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 16,017 MMlb of steam annually to approximately 1,521 customers in parts of Manhattan.

In June 2023, CECONY decreased its five-year forecast of the average annual peak steam demand in its service area at design conditions from a 0.1 percent decrease (for 2023 to 2027) to a 0.5 percent decrease (for 2024 to 2028). The decrease reflects continued lower commercial building occupancy levels in the aftermath of the COVID-19 pandemic and expected steam customer conversions to natural gas heating.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York (NY) and northern New Jersey (NJ) an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern NY.

In June 2023, O&R decreased its five-year forecast of the average annual firm peak gas demand in its service area at design conditions from a 0.1 percent decrease (for 2023 to 2027) to a 0.2 percent decrease (for 2024 to 2028). The decrease primarily reflects customers’ energy efficiency measures and electrification of space heating plus New York State’s prohibition on the installation of fossil-fuel equipment in certain new buildings within the next five years.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended June 30, 2023				For the Six Months Ended June 30, 2023				At June 30, 2023
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,744	93%	$189	84%	$6,697	91%	$793	48%	$58,739	92%
O&R	200	7	8	4	521	7	39	2	3,466	5
Total Utilities	$2,944	100%	$197	88%	$7,218	98%	$832	50%	$62,205	97%
Clean Energy Businesses (a)(c)	—	—	—	—	129	2	22	1	—	—
Con Edison Transmission	1	—	4	2	2	—	6	—	371	1
Other (b)(c)	(1)	—	25	10	(2)	—	798	49	1,195	2
Total Con Edison	$2,944	100%	$226	100%	$7,347	100%	$1,658	100%	$63,771	100%
(a)Net income for common stock from the Clean Energy Businesses for the six months ended June 30, 2023 includes $(9) million net after-tax mark-to-market effects. Net income for common stock from the Clean Energy Businesses for the six months ended June 30, 2023 also includes $2 million (after-tax) net of the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Depreciation and amortization expenses on their assets of $31 million (after-tax) were not recorded for the six months ended June 30, 2023. See "Assets Held for Sale" in Note A, Note S and Note T to the Second Quarter Financial Statements.

(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Net income for common stock for the six months ended June 30, 2023 includes an immaterial amount of income tax impact on the net after-tax mark-to-market effects. Net income for common stock for the three and six months ended June 30, 2023 also includes $(3) million net of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock for the three and six months ended June 30, 2023 also includes $(1) million net of tax and $(8) million net of tax, respectively, of transaction costs and other accruals related to the sale of the Clean Energy Businesses. Impact of the sale of the Clean Energy Businesses on the changes in state apportionments (net of federal taxes) for the three and six months ended June 30, 2023 includes $6 million and $(10) million, respectively. Depreciation and amortization expenses on the assets of the Clean Energy Businesses of $(3) million (after-tax) were not recorded for the six months ended June 30, 2023. Net income for common stock for the three and six months ended June 30, 2023 includes $13 million (after-tax) and $804 million (after-tax) for the gain on the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Second Quarter Financial Statements.

(c)On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Second Quarter Financial Statements.

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

NY Legislation
In April 2021, NY passed a law that increased the corporate franchise tax rate on business income from 6.5 percent to 7.25 percent, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875 percent, not to exceed a maximum tax liability of $5 million per taxpayer. NY requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax were scheduled to expire after 2023. In May 2023, NY passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for another 3-year period, through tax year 2026 and extended the business capital tax through tax year 2026. NY also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. As a result of the sale of the Clean Energy Businesses in 2023, Con Edison has NY State taxable income in excess of $5 million after using its entire NY state NOL carryforward, and therefore, the group is subject to the higher 7.25 percent rate (9.425 percent with the surcharge rate) on its taxable income for tax year 2023. As a result of this legislation, CECONY remeasured its deferred tax assets and liabilities that would reverse before 2027 and recorded state deferred income tax expense (net of federal benefit) and an increase in accumulated deferred tax liabilities of $10 million in the three months ended June 30, 2023.

Results of Operations
Net income for common stock and earnings per share for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$189	$170	$0.55	$0.48	$793	$645	$2.27	$1.82
O&R	8	9	0.02	0.02	39	39	0.11	0.11
Clean Energy Businesses (a) (d)	—	90	—	0.25	22	196	0.06	0.56
Con Edison Transmission	4	1	0.01	—	6	1	0.02	—
Other (b)	25	(15)	0.07	(0.03)	798	(24)	2.28	(0.07)
Con Edison (c)	$226	$255	$0.65	$0.72	$1,658	$857	$4.74	$2.42
(a)Net income for common stock and earnings per share from the Clean Energy Businesses for the six months ended June 30, 2023 includes $(9) million or $(0.03) a share net after-tax mark-to-market effects. Net income for common stock and earnings per share from the Clean Energy Businesses for the six months ended June 30, 2023 also includes $2 million or $0.01 a share (after-tax) net of the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Depreciation and amortization expenses on their assets of $31 million or $0.09 a share (after-tax) were not recorded for the six months ended June 30, 2023. See "Assets Held for Sale" in Note A, Note S and Note T to the Second Quarter Financial Statements.

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

(b)    Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Net income for common stock and earnings per share for the six months ended June 30, 2023 includes an immaterial amount or $0.00 a share net of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the three and six months ended June 30, 2023 also includes $(3) million or $(0.01) a share net of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock for the three and six months ended June 30, 2023 also includes $(1) million or $0.00 a share and $(8) million and $(0.02) a share of transaction costs and other accruals, respectively, related to the sale of the Clean Energy Businesses (net of tax). Impact of the sale of the Clean Energy Businesses on the changes in state apportionments (net of federal taxes) is $6 million or $0.02 per share and $(10) million or $(0.03) per share for the three and six months ended June 30, 2023, respectively. Depreciation and amortization expenses on the assets of the Clean Energy Businesses of $(3) million or $(0.01) a share (after-tax) were not recorded for the six months ended June 30, 2023. Net income for common stock and earnings per share for the six months ended June 30, 2023 includes $13 million or $0.03 a share and $804 million (after-tax) or $2.30 a share (after-tax) for the gain on the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Second Quarter Financial Statements.

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

(c)    Earnings per share on a diluted basis were $0.65 a share and $0.72 a share for the three months ended June 30, 2023 and 2022, respectively, and $4.72 a share and $2.41 a share for the six months ended June 30, 2023 and 2022, respectively. In March 2023, Con Edison entered into ASR Contracts with two dealers to repurchase $1,000 million in aggregate of Common Shares. Con Edison’s share repurchase was completed in the second quarter of 2023. See Note C to the Second Quarter Financial Statements.

(d)    On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Second Quarter Financial Statements.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and six months ended June 30, 2023 as compared with the 2022 period.

Variation for the Three Months Ended June 30, 2023 vs. 2022
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Electric base rate increase	$25	$0.07
Lower operation and maintenance expense for stock-based compensation, health care costs and injuries and damages	11	0.03
Higher income from allowance for funds used during construction	5	0.01
Change in incentives earned under the electric and gas earnings adjustment mechanisms (EAMs)	4	0.01
Higher electric operations maintenance activities	(7)	(0.02)
Gas base rate change	(7)	(0.02)
Weather impact on steam revenue	(4)	(0.01)
Accretive effect of share repurchase	—	0.01
Other	(8)	(0.01)
Total CECONY	19	0.07
O&R (a)
Electric base rate increase	1	—
Gas base rate increase	1	—
Other	(2)	—
Total O&R	—	—
Clean Energy Businesses (b)
Total Clean Energy Businesses	(90)	(0.25)
Con Edison Transmission
Higher investment income	2	0.01
Other	1	—
Total Con Edison Transmission	3	0.01
Other, including parent company expenses
Gain and other impacts related to the sale of the Clean Energy Businesses	18	0.05
Lower interest expense	5	0.01
Higher interest income	5	0.01
Net mark-to-market effects	3	0.01
HLBV effects	(2)	(0.01)
Other	10	0.03
Total Other, including parent company expenses	39	0.10
Total Reported (GAAP basis)	$(29)	$(0.07)

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

Variation for the Six Months Ended June 30, 2023 vs. 2022
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Electric base rate increase	$71	$0.20
Gas base rate increase	61	0.17
Lower operation and maintenance expense from stock based compensation, health care costs and injuries and damages	17	0.05
Higher income from allowance for funds used during construction	12	0.03
Change in incentives earned under the electric and gas earnings adjustment mechanisms (EAMs)	7	0.02
Weather impact on steam revenues	(25)	(0.07)
Accretive effect of share repurchase	—	0.03
Other	5	0.02
Total CECONY	148	0.45
O&R (a)
Electric base rate increase	3	0.01
Gas base rate increase	3	0.01
Higher storm-related costs	(2)	(0.01)
Other	(4)	(0.01)
Total O&R	—	—
Clean Energy Businesses (b)
Total Clean Energy Businesses	(174)	(0.50)
Con Edison Transmission
Higher investment income	4	0.01
Other	1	0.01
Total Con Edison Transmission	5	0.02
Other, including parent company expenses
Gain and other impacts related to the sale of the Clean Energy Businesses	783	2.24
Higher interest income	12	0.03
Lower interest expense	9	0.02
Net mark-to-market effects	7	0.02
HLBV effects	(1)	—
Accretive effect of share repurchase	—	0.03
Other	12	0.01
Total Other, including parent company expenses	822	2.35
Total Reported (GAAP basis)	$801	$2.32

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

The Companies’ other operations and maintenance expenses for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2023	2022	2023	2022
CECONY
Operations	$447	$419	$870	$856
Pensions and other postretirement benefits	87	106	173	208
Health care and other benefits	35	35	72	70
Regulatory fees and assessments (a)	83	80	172	167
Other	105	78	220	159
Total CECONY	$757	$718	$1,507	$1,460
O&R	90	84	187	170
Clean Energy Businesses (b)	—	76	47	151
Con Edison Transmission	3	3	6	7
Other (c)	(1)	—	(3)	(2)
Total other operations and maintenance expenses	$849	$881	$1,744	$1,786
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments that are collected in revenues.
(b)On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Second Quarter Financial Statements.
(c)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note T.

A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2023 and 2022 follows. For additional business segment financial information, see Note M to the Second Quarter Financial Statements.

The Companies’ results of operations for the three months ended June 30, 2023 and 2022 were as follows:

	CECONY		O&R		Clean Energy Businesses (a)		Con Edison Transmission		Other (b)		Con Edison (c)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Operating revenues	$2,744	$2,906	$200	$238	$—	$272	$1	$1	$(1)	$(2)	$2,944	$3,415
Purchased power	452	566	43	63	—	5	—	—	—	(1)	495	633
Fuel	18	52	—	—	—	—	—	—	—	—	18	52
Gas purchased for resale	91	145	8	30	—	30	—	—	—	—	99	205
Other operations and maintenance	757	718	90	84	—	76	3	3	(1)	—	849	881
Depreciation and amortization	470	455	26	25	—	59	—	—	—	—	496	539
Taxes, other than income taxes	694	690	22	22	—	5	—	—	—	1	716	718
Gain on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	—	13	—	13	—
Operating income (loss)	262	280	11	14	—	97	(2)	(2)	13	(2)	284	387
Other income (deductions)	184	82	12	6	—	1	8	4	3	(4)	207	89
Net interest expense	223	202	13	11	—	(14)	—	—	—	6	236	205
Income (loss) before income tax expense	223	160	10	9	—	112	6	2	16	(12)	255	271
Income tax expense	34	(10)	2	—	—	23	2	1	(9)	3	29	17
Net income (loss)	$189	$170	$8	$9	$—	$89	$4	$1	$25	$(15)	$226	$254
Income (loss) attributable to non-controlling interest	—	—	—	—	—	(1)	—	—	—	—	—	(1)
Net income (loss) for common stock	$189	$170	$8	$9	$—	$90	$4	$1	$25	$(15)	$226	$255

(a)On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Second Quarter Financial Statements.
(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note T to the Second Quarter Financial Statements.
(c)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended June 30, 2023				For the Three Months Ended June 30, 2022
(Millions of Dollars)	Electric	Gas	Steam	2023 Total	Electric	Gas	Steam	2022 Total	2023-2022 Variation
Operating revenues	$2,144	$531	$69	$2,744	$2,240	$582	$84	$2,906	$(162)
Purchased power	445	—	7	452	554	—	12	566	(114)
Fuel	18	—	—	18	46	—	6	52	(34)
Gas purchased for resale	—	91	—	91	—	145	—	145	(54)
Other operations and maintenance	569	132	56	757	556	114	48	718	39
Depreciation and amortization	339	106	25	470	338	93	24	455	15
Taxes, other than income taxes	541	119	34	694	526	130	34	690	4
Operating income	$232	$83	$(53)	$262	$220	$100	$(40)	$280	$(18)

Electric
CECONY’s results of electric operations for the three months ended June 30, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2023	June 30, 2022	Variation
Operating revenues	$2,144	$2,240	$(96)
Purchased power	445	554	(109)
Fuel	18	46	(28)
Other operations and maintenance	569	556	13
Depreciation and amortization	339	338	1
Taxes, other than income taxes	541	526	15
Electric operating income	$232	$220	$12

CECONY’s electric sales and deliveries for the three months ended June 30, 2023 compared with the 2022 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2023	June 30, 2022	Variation	Percent Variation		June 30, 2023	June 30, 2022	Variation	Percent Variation
Residential/Religious (b)	2,280	2,339	(59)	(2.5)%		$669	$748	$(79)	(10.6)%
Commercial/Industrial	2,340	2,338	2	0.1		568	603	(35)	(5.8)
Retail choice customers	4,644	4,952	(308)	(6.2)		501	587	(86)	(14.7)
NYPA, Municipal Agency and other sales	2,126	2,176	(50)	(2.3)		166	176	(10)	(5.7)
Other operating revenues (c)	—	—	—	—		240	126	114	90.5
Total	11,390	11,805	(415)	(3.5)%	(d)	$2,144	$2,240	$(96)	(4.3%)
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
(c)Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY's rate plans.
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.2 percent in the three months ended June 30, 2023 compared with the 2022 period.

Operating revenues decreased $96 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to lower purchased power expenses ($109 million) and higher fuel expenses ($28 million), offset in part by an increase in revenues from the electric rate plan ($34 million).

Purchased power expenses decreased $109 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to lower unit costs ($111 million), offset in part by higher purchased volumes ($2 million).

Fuel expenses decreased $28 million in the three months ended June 30, 2023 compared with the 2022 period due to lower unit costs ($30 million), offset by higher purchased volumes from CECONY's electric generating facilities ($2 million).

Other operations and maintenance expenses increased $13 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to higher electric operations maintenance activities ($9 million) and higher municipal infrastructure support ($3 million).

Taxes, other than income taxes increased $15 million in the three months ended June 30, 2023 compared with the 2022 period due to higher property taxes ($38 million), offset in part by lower deferral of over-collected property taxes ($14 million) and lower state and local revenue taxes ($9 million).

Gas
CECONY’s results of gas operations for the three months ended June 30, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2023	June 30, 2022	Variation
Operating revenues	$531	$582	$(51)
Gas purchased for resale	91	145	(54)
Other operations and maintenance	132	114	18
Depreciation and amortization	106	93	13
Taxes, other than income taxes	119	130	(11)
Gas operating income	$83	$100	$(17)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2023 compared with the 2022 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2023	June 30, 2022	Variation	Percent Variation		June 30, 2023	June 30, 2022	Variation	Percent Variation
Residential	8,508	9,647	(1,139)	(11.8)%		$235	$270	$(35)	(13.0)%
General	6,136	6,789	(653)	(9.6)		98	123	(25)	(20.3)
Firm transportation	14,198	15,639	(1,441)	(9.2)		155	155	—	—
Total firm sales and transportation	28,842	32,075	(3,233)	(10.1)%	(b)	$488	$548	$(60)	(10.9)%
Interruptible sales (c)	1,581	956	625	65.4		8	10	(2)	(20.0)
NYPA	14,119	12,700	1,419	11.2		1	1	—	—
Generation plants	11,453	12,744	(1,291)	(10.1)		6	8	(2)	(25.0)
Other	4,571	4,835	(264)	(5.5)		9	9	—	—
Other operating revenues (d)	—	—	—	—		19	6	13	Large
Total	60,566	63,310	(2,744)	(4.3)%		$531	$582	$(51)	(8.8)%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area decreased 7.3 percent in the three months ended June 30, 2023 compared with the 2022 period.
(c)Includes 91 thousand and 4 thousand of Dt for the 2023 and 2022 periods, respectively, that are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plans.

Operating revenues decreased $51 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to lower gas purchased for resale ($54 million), offset in part by change in incentives earned under the earnings adjustment mechanisms (EAMs) ($5 million).

Gas purchased for resale decreased $54 million in the three months ended June 30, 2023 compared with the 2022 period due to lower unit costs ($37 million) and lower purchased volumes ($17 million).

Other operations and maintenance expenses increased $18 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to higher gas operations department costs ($14 million) and higher surcharges for assessments and fees that are collected in revenues from customers ($3 million).

Depreciation and amortization expenses increased $13 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes decreased $11 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to a lower deferral of over-collected property taxes ($17 million), offset in part by higher property taxes ($7 million).

Steam
CECONY’s results of steam operations for the three months ended June 30, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2023	June 30, 2022	Variation
Operating revenues	$69	$84	$(15)
Purchased power	7	12	(5)
Fuel	—	6	(6)
Other operations and maintenance	56	48	8
Depreciation and amortization	25	24	1
Taxes, other than income taxes	34	34	—
Steam operating income	$(53)	$(40)	$(13)

CECONY’s steam sales and deliveries for the three months ended June 30, 2023 compared with the 2022 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2023	June 30, 2022	Variation	Percent Variation		June 30, 2023	June 30, 2022	Variation	Percent Variation
General	47	67	(20)	(29.9)%		$3	$4	$(1)	(25.0)%
Apartment house	828	947	(119)	(12.6)		22	25	(3)	(12.0)
Annual power	1,769	2,021	(252)	(12.5)		50	58	(8)	(13.8)
Other operating revenues (a)	—	—	—	—		(6)	(3)	(3)	Large
Total	2,644	3,035	(391)	(12.9)%	(b)	$69	$84	$(15)	(17.9)%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 2.6 percent in the three months ended June 30, 2023 compared with the 2022 period.

Operating revenues decreased $15 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to the impact of warmer winter weather ($6 million) and lower fuel expenses ($6 million) and lower revenues from the decrease in average normalized use per customer ($2 million).

Purchased power decreased $5 million in the three months ended June 30, 2023 compared with the 2022 period due to lower unit costs ($7 million), offset by higher purchased volumes ($2 million).

Fuel expenses decreased $6 million in the three months ended June 30, 2023 compared with the 2022 period due to lower unit costs ($5 million).

Other operations and maintenance expenses increased $8 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($6 million).

Taxes, Other Than Income Taxes
At $694 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the three months ended June 30, 2023. The principal components of, and variations in, taxes other than income taxes were:

	For the Three Months Ended June 30,
(Millions of Dollars)	2023		2022		Variation
Property taxes	$604		$557		$47
State and local taxes related to revenue receipts	78		88		(10)
Payroll taxes	19		19		—
Other taxes	(7)		26		(33)
Total	$694	(a)	$690	(a)	$4
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2023 and 2022 were $854 million and $834 million, respectively.

Other Income (Deductions)
Other income increased $102 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($80 million), higher interest accrual ($4 million) and lower expenses resulting from investment performance in a deferred income plan ($1 million).

Net Interest Expense
Net Interest Expense increased $21 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to higher interest on long-term debt ($20 million).

Income Tax Expense
Income taxes increased $44 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to higher income before income tax expense ($13 million), higher state income taxes ($4 million), remeasurement of deferred state taxes as a result of enacted higher New York State income tax rates ($10 million), higher allowance for uncollectible accounts ($5 million), lower research and development credits from prior years ($4 million) and lower flow-through tax benefits in 2023 for plant related items ($3 million).

O&R

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
(Millions of Dollars)	Electric	Gas	2023 Total	Electric	Gas	2022 Total	2023-2022 Variation
Operating revenues	$159	$41	$200	$177	$61	$238	$(38)
Purchased power	43	—	43	63	—	63	(20)
Gas purchased for resale	—	8	8	—	30	30	(22)
Other operations and maintenance	71	19	90	66	18	84	6
Depreciation and amortization	18	8	26	18	7	25	1
Taxes, other than income taxes	14	8	22	14	8	22	—
Operating income	$13	$(2)	$11	$16	$(2)	$14	$(3)

Electric
O&R’s results of electric operations for the three months ended June 30, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2023	June 30, 2022	Variation
Operating revenues	$159	$177	$(18)
Purchased power	43	63	(20)
Other operations and maintenance	71	66	5
Depreciation and amortization	18	18	—
Taxes, other than income taxes	14	14	—
Electric operating income	$13	$16	$(3)

O&R’s electric sales and deliveries for the three months ended June 30, 2023 compared with the 2022 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2023	June 30, 2022	Variation	Percent Variation		June 30, 2023	June 30, 2022	Variation	Percent Variation
Residential/Religious (b)	416	411	5	1.2%		$82	$89	$(7)	(7.9)%
Commercial/Industrial	231	214	17	7.9		30	33	(3)	(9.1)
Retail choice customers	563	639	(76)	(11.9)		40	48	(8)	(16.7)
Public authorities	26	25	1	4.0		3	3	—	—
Other operating revenues (c)	—	—	—	—		4	4	—	—
Total	1,236	1,289	(53)	(4.1)%	(d)	$159	$177	$(18)	(10.2)%
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
(c)Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with O&R’s electric rate plan.
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 3.9 percent in the three months ended June 30, 2023 compared with the 2022 period.

Operating revenues decreased $18 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to lower purchased power expenses ($20 million), offset in part by higher revenues from the NY electric rate plan ($3 million).

Purchased power expenses decreased $20 million in the three months ended June 30, 2023 compared with the 2022 period due to lower unit costs ($16 million), and lower purchased volumes ($4 million).

Other operations and maintenance expenses increased $5 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to higher tree trimming expenses ($2 million), higher office supplies expenses ($1 million) and higher pension costs, reflecting reconciliation to the rate plan level ($1 million).

Gas
O&R’s results of gas operations for the three months ended June 30, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2023	June 30, 2022	Variation
Operating revenues	$41	$61	$(20)
Gas purchased for resale	8	30	(22)
Other operations and maintenance	19	18	1
Depreciation and amortization	8	7	1
Taxes, other than income taxes	8	8	—
Gas operating income	$(2)	$(2)	$—

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2023 compared with the 2022 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2023	June 30, 2022	Variation	Percent Variation		June 30, 2023	June 30, 2022	Variation	Percent Variation
Residential	1,524	1,720	(196)	(11.4)%		$24	$44	$(20)	(45.5)%
General	314	456	(142)	(31.1)		3	8	(5)	(62.5)
Firm transportation	1,028	1,080	(52)	(4.8)		8	9	(1)	(11.1)
Total firm sales and transportation	2,866	3,256	(390)	(12.0)%	(b)	$35	$61	$(26)	(42.6)%
Interruptible sales	803	892	(89)	(10.0)		1	1	—	—
Other	11	96	(85)	(88.5)		1	—	1	—
Other gas revenues	—	—	—	—		4	(1)	5	Large
Total	3,680	4,244	(564)	(13.3)%		$41	$61	$(20)	(32.8)%
(a)Revenues from NY gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes decreased 0.6 percent in the three months ended June 30, 2023 compared with the 2022 period.

Operating revenues decreased $20 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to lower gas purchased for resale ($22 million), offset in part by higher revenues from the NY gas rate plan ($1 million).

Gas purchased for resale decreased $22 million in the three months ended June 30, 2023 compared with the 2022 period due to lower unit costs ($21 million) and lower purchased volumes ($1 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2023 compared with 2022 for the three months ended June 30, 2023. The principal components of taxes, other than income taxes, were:

	For the Three Months Ended June 30,
(Millions of Dollars)	2023		2022		Variation
Property taxes	$18		$17		$1
State and local taxes related to revenue receipts	2		3		(1)
Payroll taxes	2		2		—
Total	$22	(a)	$22	(a)	$—
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2023 and 2022 were $28 million and $31 million, respectively.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Second Quarter Financial Statements. The Clean Energy Businesses’ results of operations for the three months ended June 30, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2023	June 30, 2022	Variation
Operating revenues	$—	$272	$(272)
Purchased power	—	5	(5)
Gas purchased for resale	—	30	(30)
Other operations and maintenance	—	76	(76)
Depreciation and amortization	—	59	(59)
Taxes, other than income taxes	—	5	(5)
Operating income	$—	$97	$(97)

Operating revenues decreased $272 million in the three months ended June 30, 2023 compared with the 2022 period due to the sale of the Clean Energy Businesses.

Gas purchased for resale decreased $30 million in the three months ended June 30, 2023 compared with the 2022 period due to the sale of the Clean Energy Businesses.

Other operations and maintenance expenses decreased $76 million in the three months ended June 30, 2023 compared with the 2022 period due to the sale of the Clean Energy Businesses.

Depreciation and amortization expenses decreased $59 million in the three months ended June 30, 2023 compared with the 2022 period due to the sale of the Clean Energy Businesses.

Net Interest Income (Expense)
Net interest income decreased $14 million in the three months ended June 30, 2023 compared with the 2022 period due to the sale of the Clean Energy Businesses.

Income Tax Expense
Income taxes decreased $23 million in the three months ended June 30, 2023 compared with the 2022 period due to the sale of the Clean Energy Businesses.

Income (Loss) Attributable to Non-Controlling Interest
Loss attributable to non-controlling interest decreased $1 million in the three months ended June 30, 2023 compared with the 2022 period due to the sale of the Clean Energy Businesses.

Con Edison Transmission
Other Income (Deductions)
Other income increased $4 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to higher investment income from NY Transco ($3 million).

Other
Income Tax Expense
Income taxes decreased $12 million in the three months ended June 30, 2023 compared with the 2022 period primarily due to higher renewable energy credits ($3 million), lower state income taxes ($6 million) and reduction in the year-to-date unitary tax adjustment recorded as a result of change in state apportionment factors due to the sale of the Clean Energy Businesses ($7 million), offset in part by higher income before income tax expense ($3 million).

The Companies’ results of operations for the six months ended June 30, 2023 and 2022 were as follows:

	CECONY		O&R		Clean Energy Businesses (d)		Con Edison Transmission (c)		Other (b)		Con Edison (c)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Operating revenues	$6,697	$6,423	$521	$522	$129	$532	$2	$2	$(2)	$(4)	$7,347	$7,475
Purchased power	1,083	996	114	122	—	6	—	—	1	(4)	1,198	1,120
Fuel	207	196	—	—	—	—	—	—	—	—	207	196
Gas purchased for resale	456	469	71	78	41	102	—	—	(1)	—	567	649
Other operations and maintenance	1,507	1,460	187	170	47	151	6	7	(3)	(2)	1,744	1,786
Depreciation and amortization	943	900	51	48	—	119	—	—	—	1	994	1,068
Taxes, other than income taxes	1,430	1,411	46	45	4	11	—	—	2	4	1,482	1,471
Gain on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	—	867	—	867	—
Operating income	1,071	991	52	59	37	143	(4)	(5)	866	(3)	2,022	1,185
Other income (deductions) (c)	367	164	24	12	1	—	15	9	(3)	(4)	404	181
Net interest expense	456	402	25	22	16	(50)	2	2	—	11	499	387
Income before income tax expense	982	753	51	49	22	193	9	2	863	(18)	1,927	979
Income tax expense	189	108	12	10	3	46	3	1	65	6	272	171
Net income	$793	$645	$39	$39	$19	$147	$6	$1	$798	$(24)	$1,655	$808
Loss attributable to non-controlling interest	—	—	—	—	(3)	(49)	—	—	—	—	(3)	(49)
Net income for common stock	$793	$645	$39	$39	$22	$196	$6	$1	$798	$(24)	$1,658	$857
(a)On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Second Quarter Financial Statements.
(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note T to the Second Quarter Financial Statements.
(c)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Six Months Ended June 30, 2023				For the Six Months Ended June 30, 2022
(Millions of Dollars)	Electric	Gas	Steam	2023 Total	Electric	Gas	Steam	2022 Total	2023-2022 Variation
Operating revenues	$4,500	$1,822	$375	$6,697	$4,324	$1,713	$386	$6,423	$274
Purchased power	1,058	—	25	1,083	965	—	31	996	87
Fuel	97	—	110	207	112	—	84	196	11
Gas purchased for resale	—	456	—	456	—	469	—	469	(13)
Other operations and maintenance	1,138	257	112	1,507	1,129	232	99	1,460	47
Depreciation and amortization	683	211	49	943	670	183	47	900	43
Taxes, other than income taxes	1,100	256	74	1,430	1,058	279	74	1,411	19
Operating income	$424	$642	$5	$1,071	$390	$550	$51	$991	$80

Electric
CECONY’s results of electric operations for the six months ended June 30, 2023 compared with the 2022 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2023	June 30, 2022	Variation
Operating revenues	$4,500	$4,324	$176
Purchased power	1,058	965	93
Fuel	97	112	(15)
Other operations and maintenance	1,138	1,129	9
Depreciation and amortization	683	670	13
Taxes, other than income taxes	1,100	1,058	42
Electric operating income	$424	$390	$34

CECONY’s electric sales and deliveries for the six months ended June 30, 2023 compared with the 2022 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2023	June 30, 2022	Variation	Percent Variation		June 30, 2023	June 30, 2022	Variation	Percent Variation
Residential/Religious (b)	4,894	4,980	(86)	(1.7)%		$1,381	$1,531	$(150)	(9.8)%
Commercial/Industrial	5,127	4,854	273	5.6		1,244	1,218	26	2.1
Retail choice customers	9,449	10,096	(647)	(6.4)		964	1,125	(161)	(14.3)
NYPA, Municipal Agency and other sales	4,456	4,574	(118)	(2.6)		325	337	(12)	(3.6)
Other operating revenues (c)	—	—	—	—		586	113	473	Large
Total	23,926	24,504	(578)	(2.4)%	(d)	$4,500	$4,324	$176	4.1%
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
(c)Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plans.
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.5 percent in the six months ended June 30, 2023 compared with the 2022 period.

Operating revenues increased $176 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to an increase in revenues from the electric rate plan ($95 million) and higher purchased power expenses ($93 million), offset in part by lower fuel expenses ($15 million).

Purchased power expenses increased $93 million in the six months ended June 30, 2023 compared with the 2022 period due to higher unit costs ($79 million), and higher purchased volumes ($14 million).

Fuel expenses decreased $15 million in the six months ended June 30, 2023 compared with the 2022 period due to lower unit costs ($18 million), offset in part by higher purchased volumes from CECONY's electric generating facilities ($3 million).

Other operations and maintenance expenses increased $9 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to higher energy efficiency costs ($4 million), higher municipal infrastructure support costs ($2 million) and higher uncollectible expense ($2 million).

Depreciation and amortization expenses increased $13 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $42 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to higher property taxes ($76 million), offset in part by a lower deferral of over-collected property taxes ($28 million), lower state and local taxes ($7 million) and lower payroll taxes ($1 million).

Gas
CECONY’s results of gas operations for the six months ended June 30, 2023 compared with the 2022 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2023	June 30, 2022	Variation
Operating revenues	$1,822	$1,713	$109
Gas purchased for resale	456	469	(13)
Other operations and maintenance	257	232	25
Depreciation and amortization	211	183	28
Taxes, other than income taxes	256	279	(23)
Gas operating income	$642	$550	$92

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2023 compared with the 2022 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2023	June 30, 2022	Variation	Percent Variation		June 30, 2023	June 30, 2022	Variation	Percent Variation
Residential	31,016	34,705	(3,689)	(10.6)%		$793	$792	$1	0.1%
General	18,662	20,748	(2,086)	(10.1)		353	333	20	6.0
Firm transportation	45,855	48,486	(2,631)	(5.4)		558	502	56	11.2
Total firm sales and transportation	95,533	103,939	(8,406)	(8.1)	(b)	1,704	1,627	77	4.7
Interruptible sales (c)	3,443	3,653	(210)	(5.7)		29	30	(1)	(3.3)
NYPA	24,092	20,485	3,607	17.6		1	1	—	—
Generation plants	23,234	22,696	538	2.4		14	13	1	7.7
Other	10,744	10,815	(71)	(0.7)		21	21	—	—
Other operating revenues (d)	—	—	—	—		53	21	32	Large
Total	157,046	161,588	(4,542)	(2.8)%		$1,822	$1,713	$109	6.4%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area increased 2.8 percent in the six months ended June 30, 2023 compared with the 2022 period.
(c)Includes 745 thousand and 1,429 thousand of Dt for the 2023 and 2022 periods, respectively, that are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plans.

Operating revenues increased $109 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to an increase in revenues from the gas rate plan ($82 million), an increase in the amortization of regulatory liabilities ($20 million) and a change in incentives earned under the earnings adjustment mechanisms (EAMs) ($7 million), offset in part by a decrease in gas purchased for resale ($13 million).

Gas purchased for resale decreased $13 million in the six months ended June 30, 2023 compared with the 2022 period due to lower purchased volumes ($154 million), offset in part by higher unit costs ($141 million).

Other operations and maintenance expenses increased $25 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to higher departmental gas operations cost ($21 million) and higher surcharges for assessments and fees that are collected in revenues from customers ($4 million).

Depreciation and amortization expenses increased $28 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes decreased $23 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to a lower deferral of over-collected property taxes ($41 million), offset in part by higher property taxes ($14 million) and higher state and local taxes ($6 million).

Steam
CECONY’s results of steam operations for the six months ended June 30, 2023 compared with the 2022 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2023	June 30, 2022	Variation
Operating revenues	$375	$386	$(11)
Purchased power	25	31	(6)
Fuel	110	84	26
Other operations and maintenance	112	99	13
Depreciation and amortization	49	47	2
Taxes, other than income taxes	74	74	—
Steam operating income	$5	$51	$(46)

CECONY’s steam sales and deliveries for the six months ended June 30, 2023 compared with the 2022 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2023	June 30, 2022	Variation	Percent Variation		June 30, 2023	June 30, 2022	Variation	Percent Variation
General	308	383	(75)	(19.6)%		$17	$19	$(2)	(10.5)%
Apartment house	2,840	3,200	(360)	(11.3)		102	102	—	—
Annual power	6,127	7,104	(977)	(13.8)		248	259	(11)	(4.2)
Other operating revenues (a)	—	—	—	—		8	6	2	33.3
Total	9,275	10,687	(1,412)	(13.2)%	(b)	$375	$386	$(11)	(2.8)%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries increased 2.5 percent in the six months ended June 30, 2023 compared with the 2022 period.

Operating revenues decreased $11 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to the impact of milder than normal weather in the 2022 period ($34 million), lower purchased power expenses ($6 million), offset in part by higher fuel expenses ($26 million) and higher revenues from the increase in average normalized use per customer ($3 million).

Purchased power expenses decreased $6 million in the six months ended June 30, 2023 compared with the 2022 period due to lower unit costs ($10 million), offset in part by higher purchased volumes ($4 million).

Fuel expenses increased $26 million in the six months ended June 30, 2023 compared with the 2022 period due to higher unit costs ($59 million), offset in part by lower purchased volumes from CECONY’s steam generating facilities ($33 million).

Other operations and maintenance expenses increased $13 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($12 million).

Taxes, Other Than Income Taxes
At $1,430, taxes other than income taxes remain one of CECONY’s largest operating expenses for the six months ended June 30, 2023. The principal components of, and variations in, taxes other than income taxes were:

	For the Six Months Ended June 30,
(Millions of Dollars)	2023		2022		Variation
Property taxes	$1,206		$1,114		$92
State and local taxes related to revenue receipts	197		198		(1)
Payroll taxes	47		48		(1)
Other taxes	(20)		51		(71)
Total	$1,430	(a)	$1,411	(a)	$19
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2023 and 2022 were $1,756 million and $1,737 million, respectively.

Other Income (Deductions)
Other income increased $203 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($180 million) and higher hedging program interest accrual ($4 million).

Net Interest Expense
Net interest expense increased $54 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to higher interest expense for long-term debt ($37 million), short-term debt ($24 million) and deposits ($6 million), offset in part by an increase in allowance for borrowed funds used during construction ($16 million).

Income Tax Expense
Income taxes increased $81 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to higher income before income tax expense ($48 million), higher state income taxes ($12 million), remeasurement of deferred state taxes as a result of enacted higher New York State income tax rates ($10 million), lower flow-through tax benefits in 2023 for plant-related items ($3 million), lower research and development credits from prior years ($5 million) and a decrease in the amortization of excess deferred federal income taxes due to the TCJA ($4 million).

O&R

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
(Millions of Dollars)	Electric	Gas	2023 Total	Electric	Gas	2022 Total	2023-2022 Variation
Operating revenues	$341	$180	$521	$342	$180	$522	$(1)
Purchased power	114	—	114	122	—	122	(8)
Gas purchased for resale	—	71	71	—	78	78	(7)
Other operations and maintenance	147	40	187	133	37	170	17
Depreciation and amortization	36	15	51	35	13	48	3
Taxes, other than income taxes	30	16	46	29	16	45	1
Operating income	$14	$38	$52	$23	$36	$59	$(7)

Electric

O&R’s results of electric operations for the six months ended June 30, 2023 compared with the 2022 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2023	June 30, 2022	Variation
Operating revenues	$341	$342	$(1)
Purchased power	114	122	(8)
Other operations and maintenance	147	133	14
Depreciation and amortization	36	35	1
Taxes, other than income taxes	30	29	1
Electric operating income	$14	$23	$(9)

O&R’s electric sales and deliveries for the six months ended June 30, 2023 compared with the 2022 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2023	June 30, 2022	Variation	Percent Variation		June 30, 2023	June 30, 2022	Variation	Percent Variation
Residential/Religious (b)	883	828	55	6.6%		$189	$174	$15	8.6%
Commercial/Industrial	493	441	52	11.8		71	66	5	7.6
Retail choice customers	1,058	1,268	(210)	(16.6)		70	92	(22)	(23.9)
Public authorities	53	50	3	6.0		6	7	(1)	(14.3)
Other operating revenues (c)	—	—	—	—		5	3	2	—
Total	2,487	2,587	(100)	(3.9)%	(d)	$341	$342	$(1)	(0.3)%
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
(c)Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with O&R’s electric rate plan.
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 0.8 percent in the six months ended June 30, 2023 compared with the 2022 period.

Operating revenues decreased $1 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to lower purchased power expenses ($8 million), offset in part by higher revenues from the New York electric rate plan ($7 million).

Purchased power expenses decreased $8 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to lower unit costs ($5 million) and lower purchased volumes ($3 million).

Other operations and maintenance expenses increased $14 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to higher non-deferred storm costs ($3 million), higher tree trimming expenses ($3 million), higher pension costs, reflecting reconciliation to the rate plan level ($1 million), higher office supplies expenses ($1 million), higher regulatory debits ($1 million), higher customer assistance expenses ($1 million) and higher uncollectible expenses ($1 million).

Gas
O&R’s results of gas operations for the six months ended June 30, 2023 compared with the 2022 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2023	June 30, 2022	Variation
Operating revenues	$180	$180	$—
Gas purchased for resale	71	78	(7)
Other operations and maintenance	40	37	3
Depreciation and amortization	15	13	2
Taxes, other than income taxes	16	16	—
Gas operating income	$38	$36	$2

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2023 compared with the 2022 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2023	June 30, 2022	Variation	Percent Variation		June 30, 2023	June 30, 2022	Variation	Percent Variation
Residential	6,732	7,886	(1,154)	(14.6)%		$124	$128	$(4)	(3.1)%
General	1,408	1,806	(398)	(22.0)		21	24	(3)	(12.5)
Firm transportation	3,208	4,153	(945)	(22.8)		25	29	(4)	(13.8)
Total firm sales and transportation	11,348	13,845	(2,497)	(18.0)	(b)	$170	$181	$(11)	(6.1)
Interruptible sales	1,760	2,106	(346)	(16.4)		3	3	—	—
Generation plants	1	5	(4)	(80.0)		—	—	—	—
Other	305	381	(76)	(19.9)		1	—	1	—
Other gas revenues	—	—	—	—		6	(4)	10	Large
Total	13,414	16,337	(2,923)	(17.9)%		$180	$180	$—	—%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes decreased 0.4 percent in the six months ended June 30, 2023 compared with 2022 period.

Operating revenues remained constant in the six months ended June 30, 2023 compared with the 2022 period primarily due to a decrease in gas purchased for resale ($7 million), offset in part by higher revenues from the NY gas rate plan ($5 million).

Gas purchased for resale decreased $7 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to lower purchased volumes ($19 million), offset in part by higher unit costs ($12 million).

Other operations and maintenance expenses increased $3 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to higher pension costs, reflecting reconciliation to the rate plan level.

Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased by $1 million in 2023 compared with 2022 for the six months ended June 30, 2023. The principal components of taxes, other than income taxes, were:

	For the Six Months Ended June 30,
(Millions of Dollars)	2023		2022		Variation
Property taxes	$35		$34		$1
State and local taxes related to revenue receipts	6		6		—
Payroll taxes	5		5		—
Total	$46	(a)	$45	(a)	$1
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2023 and 2022 were $61 million and $66 million, respectively.

Clean Energy Businesses
The Clean Energy Businesses’ results of operations for the six months ended June 30, 2023 compared with the 2022 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2023	June 30, 2022	Variation
Operating revenues	$129	$532	$(403)
Purchased power	—	6	(6)
Gas purchased for resale	41	102	(61)
Other operations and maintenance	47	151	(104)
Depreciation and amortization	—	119	(119)
Taxes, other than income taxes	4	11	(7)
Operating income	$37	$143	$(106)

Operating revenues decreased $403 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to the sale of the Clean Energy Businesses.

Purchased power decreased $6 million in the six months ended June 30, 2023 compared with the 2022 period due to the sale of the Clean Energy Businesses.

Gas purchased for resale decreased $61 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to the sale of the Clean Energy Businesses.

Other operations and maintenance expenses decreased $104 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to the sale of the Clean Energy Businesses.

Depreciation and amortization expenses decreased $(119) million in the six months ended June 30, 2023 compared with the 2022 period due to the sale of the Clean Energy Businesses.

Net Interest Expense
Net interest expense increased $66 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to lower unrealized gains on interest rate swaps in the 2023 period. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses and the impact on the 2023 period is shown through the date of sale. See Note S and Note T to the Second Quarter Financial Statements.

Income Tax Expense
Income taxes decreased $43 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to lower income before income tax expense ($36 million), lower income attributable to non-controlling interest ($11 million), lower state income taxes ($7 million), offset in part by lower renewable energy tax credit ($13 million). On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses and the impact for the six months ended June 30, 2023 is shown through the date of the sale. See Note S and Note T to the Second Quarter Financial Statements.

Income (Loss) Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $46 million to a loss of $3 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to the sale of the Clean Energy Businesses.

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $6 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to higher investment income from NY Transco ($6 million).

Other
Income Tax Expense
Income taxes increased $59 million in the six months ended June 30, 2023 compared with the 2022 period primarily due to higher income before income tax expense due to the sale of the Clean Energy Businesses ($185 million), higher state income taxes ($13 million), higher state income taxes due to unitary tax adjustment ($10 million), offset in part by the recognition of unamortized investment tax credits ($107 million) and lower state tax income expense due to changes in state apportionments, net of federal income taxes ($44 million).

Liquidity and Capital Resources
The Companies monitor the financial markets closely, including borrowing rates and daily cash collections. Inflationary pressure and higher interest rates have increased the amount of capital needed by the Utilities and the costs of such capital. See Note C and Note D to the Second Quarter Financial Statements and "Interest Rate Risk," below. The decline in business activity in the Utilities’ service territory due to the COVID-19 pandemic and subsequent New York State on PAUSE and related executive orders (that have since been lifted) resulted in a slower recovery in cash of outstanding customer accounts receivable balances and have also increased the amount of capital needed by the Utilities. See "COVID-19 Regulatory Matters" in Note B to the Second Quarter Financial Statements.

In 2022 and 2023, New York State and the NYSPSC implemented COVID-19 arrears assistance programs that provided credits and established surcharge recovery mechanisms towards reducing the arrears balances of low-income electric and gas customers of CECONY and O&R. Also, CECONY’s and O&R’s electric and gas rate plans have COVID-19 provisions that reconcile write-offs of customer accounts receivable balances to amounts reflected in rates. See "COVID-19 Regulatory Matters" in Note B and Note L to the Second Quarter Financial Statements.

Con Edison and the Utilities have a $2,500 million revolving credit agreement in place under which banks are committed to provide loans on a revolving credit basis until March 2028, subject to certain conditions. CECONY has a $500 million 364-day revolving credit agreement in place under which banks are committed to provide loans on a revolving credit basis until March 2024, subject to certain conditions. Con Edison and the Utilities have not entered into any loans under the Credit Agreement and CECONY has not entered into any loans under the CECONY Credit Agreement. See Note D to the Second Quarter Financial Statements.

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the six months ended June 30, 2023 and 2022 are summarized as follows:

	For the Six Months Ended June 30,
	CECONY		O&R		Clean Energy Businesses (d)		Con Edison Transmission		Other (a)(b)		Con Edison (c)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Operating activities	$1,140	$1,727	$108	$109	$—	$208	$(150)	$25	$66	$(112)	$1,164	$1,957
Investing activities	(2,162)	(1,883)	(131)	(104)	(248)	(106)	(42)	(25)	4,035	—	1,452	(2,118)
Financing activities	1,314	308	6	(7)	—	(140)	206	—	(3,716)	94	(2,190)	255
Net change for the period	292	152	(17)	(2)	(248)	(38)	14	—	385	(18)	426	94
Balance at beginning of period	1,056	920	35	29	248	178	—	—	191	19	1,530	1,146
Balance at end of period (c)	$1,348	$1,072	$18	$27	$—	$140	$14	$—	$576	$1	$1,956	$1,240
Less: Cash balances held for sale (d)	—	—	—	—	—	—	—	—	1	—	1	—
Balance at end of period excluding held for sale	$1,348	$1,072	$18	$27	$—	$140	$14	$—	$575	$1	$1,955	$1,240
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note T to the Second Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the Second Quarter Financial Statements.
(d) On March 1, 2023, Con Edison sold substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Second Quarter Financial Statements.

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

The decline in business activity in the Utilities’ service territory from 2020 through 2022 due to the COVID-19 pandemic and the Utilities' suspension of service disconnections, bill collection activities and certain charges and fees resulted in a slower recovery of cash from outstanding customer accounts receivable balances, material increases in customer accounts receivable balances, increases to the allowance for uncollectible accounts, and may result in increases to write-offs of customer accounts, as compared to prior to the COVID-19 pandemic. Under the revenue decoupling mechanisms in the Utilities’ NY electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but largely not net income. The Utilities’ NY electric and gas rate plans also include COVID-19 provisions for the reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates that may affect the timing of cash flows, but largely not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. During 2022, increases in electric and gas commodity prices further contributed to a slower recovery of cash from outstanding customer accounts receivable balances, increases to the allowance for uncollectible accounts, and increases to write-offs of customer accounts receivable balances. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. See “COVID-19 Regulatory Matters” in Note B to the Second Quarter Financial Statements, "Aged Accounts Receivable Balances," above and “Financial and Commodity Market Risks – Commodity Price Risk,” below.

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

Net cash flows from operating activities for the six months ended June 30, 2023 for Con Edison and CECONY were $793 million lower and $587 million lower, respectively, than in the 2022 period. The change in net cash flows for Con Edison primarily reflects lower net deferred credits, noncurrent liabilities and other regulatory liabilities balances ($721 million), a decrease in accounts payable ($609 million) and lower recoveries of depreciation and amortization ($74 million), offset in part by a lower increase of accounts receivable balances from customers net of allowance for uncollectible accounts ($596 million) (see “COVID-19 Regulatory Matters” in Note B to the Second Quarter Financial Statements and “Aged Accounts Receivable Balances” and “Liquidity and Financing,” above) and an increase in the distribution from equity investments ($6 million). For CECONY, changes in net cash flows primarily reflects lower net deferred credits, noncurrent liabilities and other regulatory liabilities balances ($600 million), a decrease in accounts payable ($356 million), a decrease in the pension and retiree benefits obligations, net ($143 million), a decrease in accrued taxes to affiliated companies ($91 million) and an increase in prepayments ($34 million), offset in part by a lower increase of accounts receivable balances from customers net of allowance for uncollectible accounts ($581 million) (see “COVID-19 Regulatory Matters” in Note B to the Second Quarter Financial Statements and "Aged Accounts Receivable Balances” and “Liquidity and Financing,” above) and a decrease in materials and supplies, including fuel oil and gas in storage ($61 million).

Cash Flows From (Used in) Investing Activities
Net cash flows from investing activities for Con Edison were $3,570 million higher for the six months ended June 30, 2023 compared with the 2022 period. Net cash flows used in investing activities for CECONY were $279 million higher for the six months ended June 30, 2023 compared with the 2022 period. The change for Con Edison primarily reflects the proceeds from substantially all of the assets of the Clean Energy Businesses, net of cash and cash equivalents sold ($3,927 million), offset in part by an increase in utility construction expenditures ($269 million), higher cost of removal less salvage ($37 million), an increase in non-utility construction expenditures ($32 million), and higher investments ($17 million). The change for CECONY primarily reflects an increase in utility construction expenditures ($242 million) and higher cost of removal less salvage ($37 million). Pursuant to their rate plans, the Utilities recover the cost of utility construction expenditures from customers, including an approved rate of return (before and after being placed in service and or AFUDC before being placed in service). Increases in the amount of utility construction expenditures may temporarily increase the amount of short-term debt issued by the Utilities prior to the long-term financing of such amounts.

Cash Flows From (Used In) Financing Activities
Net cash flows used in financing activities for Con Edison were $2,445 million higher for the six months ended June 30, 2023 compared with the 2022 period. Net cash flows from financing activities for CECONY were $1,006 million higher for the six months ended June 30, 2023 compared with the 2022 period.

In March 2023, Con Edison entered into accelerated share repurchase agreements (ASR Contracts) with two dealers to repurchase $1,000 million in aggregate of Con Edison’s Common Shares ($.10 par value) (Common Shares). Pursuant to the ASR Contracts, Con Edison made payments of $1,000 million in aggregate to the dealers. Con Edison's share repurchase was completed in the second quarter of 2023. See Note C to the Second Quarter Financial Statements.

In February 2023, CECONY issued $500 million aggregate principal amount of 5.20 percent debentures, due 2033. See Note C to the Second Quarter Financial Statements.

In the six months ended June 30, 2023, Con Edison contributed $1,701 million of equity to CECONY.

Con Edison’s cash flows from financing activities for the six months ended June 30, 2023 and 2022 also reflect a retirement of short-term debt of $1,087 million compared with a net issuance of $1,156 million in the 2022 period.

Cash flows from financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at June 30, 2023 and 2022 and the average daily balances for the six months ended June 30, 2023 and 2022 for Con Edison and CECONY were as follows:

	2023		2022
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30,	Daily average	Outstanding at June 30,	Daily average
Con Edison	$1,953	$1,172	$2,244	$1,168
CECONY	$1,946	$1,128	$2,060	$957
Weighted average yield	5.4%	4.9%	2.0%	0.8%

Capital Requirements and Resources
During the second quarter of 2023, Con Edison increased its estimate for capital requirements in 2024 from $5,096 million to $5,120 million and in 2025 from $4,963 million to $4,987 million. The increase reflects additional investments by Con Edison Transmission associated with the Propel NY Energy transmission project. See “Con Edison Transmission,” above. Con Edison plans to meet its capital requirements for 2023 through 2025 through internally-generated funds, the net proceeds from the sale of the Clean Energy Businesses and the issuance of long-term debt and common equity. During 2023, Con Edison used a portion of the proceeds from the sale of the Clean Energy Businesses to repurchase $1,000 million of its common stock, invest in the Utilities and repay $600 million of parent company debt. Proceeds from the sale of the Clean Energy Businesses are also expected to be used to repay $650 million of parent company debt in 2023. Con Edison intends to forego common equity issuances in 2023 and 2024 and plans on issuing up to $900 million of common equity in 2025 in addition to common equity issued under its stock plans in 2023 through 2025. Con Edison's plans also include the issuance of up to $1,400 million of long-term debt at the Utilities in 2023, of which $500 million was issued in the first six months of 2023, and approximately $2,600 million in aggregate, including for maturing securities, at the Utilities during 2024 and 2025. See Note C to the Second Quarter Financial Statements and “Liquidity and Capital Resources - Cash Flows from Financing Activities,” above.

Contractual Obligations
Con Edison’s material obligations to make payments pursuant to contracts totaled $52,833 million and $57,931 million at June 30, 2023 and December 31, 2022, respectively. The decrease at June 30, 2023 is due primarily to Con Edison completing the sale of substantially all of the assets of the Clean Energy Businesses on March 1, 2023. See Note S and Note T to the Second Quarter Financial Statements.

Capital Resources
For each of the Companies, the common equity ratio at June 30, 2023 and December 31, 2022 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2023	December 31, 2022
Con Edison	50.2	50.9
CECONY	49.0	46.9

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at June 30, 2023 and December 31, 2022 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses (c)		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
ASSETS
Current assets	$5,156	$5,247	$257	$332	$—	$879	$18	$4	$772	$6,510	$6,203	$12,972
Investments	582	539	20	20	—	—	329	286	11	(4)	942	841
Net plant	45,107	44,011	2,802	2,738	—	4,718	17	17	1	(4,718)	47,927	46,766
Other noncurrent assets	7,894	7,648	387	421	—	1,627	7	7	411	(1,217)	8,699	8,486
Total Assets	$58,739	$57,445	$3,466	$3,511	$—	$7,224	$371	$314	$1,195	$571	$63,771	$69,065

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,897	$6,036	$292	$409	$—	$1,596	$5	$163	$878	$3,132	$6,072	$11,336
Noncurrent liabilities	15,419	15,451	1,078	1,103	—	338	(83)	(86)	(168)	(113)	16,246	16,693
Long-term debt	19,580	19,080	1,068	1,068	—	2,292	—	—	—	(2,293)	20,648	20,147
Equity	18,843	16,878	1,028	931	—	2,998	449	237	485	(155)	20,805	20,889
Total Liabilities and Equity	$58,739	$57,445	$3,466	$3,511	$—	$7,224	$371	$314	$1,195	$571	$63,771	$69,065
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note T to the Second Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Second Quarter Financial Statements.

CECONY
Current assets at June 30, 2023 were $91 million lower than at December 31, 2022. The change in current assets primarily reflects a decrease in accounts receivables, net of allowance for uncollectible accounts ($490 million) (see “COVID-19 Regulatory Matters” in Note B to the Second Quarter Financial Statements, "Aged Accounts Receivable Balances" and “Liquidity and Financing,” above), a decrease to accrued unbilled revenue ($123 million), a decrease in the regulatory assets ($113 million), offset in part by an increase in cash and temporary cash investments ($292 million) and establishment of a receivable related to the make-whole provisions of the electric and gas rate plans (see "CECONY - Electric and Gas" in Note B to the Second Quarter Financial Statements) ($245 million) and an increase in the revenue decoupling mechanism receivable ($102 million).

Net plant at June 30, 2023 was $1,096 million higher than at December 31, 2022. The change in net plant primarily reflects an increase in electric ($1,049 million), gas ($370 million), steam ($50 million) and general ($134 million) plant balances and an increase in construction work in progress ($33 million), offset in part by an increase in accumulated depreciation ($540 million).

Other noncurrent assets at June 30, 2023 were $246 million higher than at December 31, 2022. The change in other noncurrent assets primarily reflects an increase in the regulatory asset for COVID - 19 arrears relief deferrals programs ($329 million). The increase is offset in part by a decrease in the fair value of deferred assets ($52 million) and a decrease in operating lease right-of-use asset ($21 million). See Notes B and I to the Second Quarter Financial Statements.

Current liabilities at June 30, 2023 were $1,139 million lower than at December 31, 2022. The change in current liabilities primarily reflects a decrease in accounts payable ($544 million), a decrease in notes payable ($354 million), a decrease in accrued taxes to affiliated companies ($89 million) and a decrease in accrued taxes ($54 million).

Long-term debt at June 30, 2023 was $500 million higher than at December 31, 2022. The change in long-term debt primarily reflects CECONY's issuance of $500 million aggregate principal amount of 5.20 percent debentures, due 2033, offset in part by, the amortization of unamortized debt expense over the six-month period. See Note C to the Second Quarter Financial Statements.

Equity at June 30, 2023 was $1,965 million higher than at December 31, 2022. The change in equity primarily reflects capital contributions from Con Edison ($1,701 million) in 2023, net income for the six months ended June 30, 2023 ($793 million), offset in part by common stock dividends to Con Edison ($528 million) in 2023.

O&R
Current assets at June 30, 2023 were $75 million lower than at December 31, 2022. The change in current assets primarily reflects a decrease in accrued unbilled revenue ($30 million), a decrease in accounts receivables, net of allowance for uncollectible accounts ($18 million) (see “COVID-19 Regulatory Matters” in Note B to the Second Quarter Financial Statements and “Liquidity and Financing,” above), a decrease in cash and temporary cash investments ($17 million) and a decrease in gas storage, at average cost ($13 million), offset in part by an increase in revenue decoupling mechanism receivable ($4 million).

Net plant at June 30, 2023 was $64 million higher than at December 31, 2022. The change in net plant primarily reflects an increase in electric ($44 million), gas ($28 million), and general ($10 million) plant balances and an increase in construction work in progress ($15 million), offset in part by an increase in accumulated depreciation ($33 million).

Other noncurrent assets at June 30, 2023 were $34 million lower than at December 31, 2022. The change in other noncurrent assets primarily reflects a decrease in regulatory assets ($25 million), a decrease in the fair value of derivative assets ($4 million) and a decrease in pension and retiree benefits ($4 million).

Current liabilities at June 30, 2023 were $117 million lower than at December 31, 2022. The change in current liabilities primarily reflects a decrease in notes payable ($52 million), a decrease in the regulatory liabilities ($24 million), a decrease in accounts payable ($21 million) and a decrease in accounts payable to affiliated companies ($18 million).

Noncurrent liabilities at June 30, 2023 were $25 million lower than at December 31, 2022. The change in noncurrent liabilities primarily reflects a decrease in long-term deferred derivative gains ($14 million), a decrease in low income aggregation program ($6 million) and a decrease in the regulatory liabilities for unrecognized pension and other postretirement costs ($5 million).

Equity at June 30, 2023 was $97 million higher than at December 31, 2022. The change in equity primarily reflects capital contributions from Con Edison ($90 million) in 2023, net income for the six months ended June 30, 2023 ($39 million), offset in part by common stock dividends to Con Edison ($32 million) in 2023.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Second Quarter Financial Statements.

Con Edison Transmission
Currents assets at June 30, 2023 were $14 million higher than at December 31, 2022. The increase in current assets primarily reflects an increase in cash and temporary investments ($14 million).

Investments at June 30, 2023 were $43 million higher than at December 31, 2022. The increase in investments reflects additional investment in NY Transco ($42 million).

Current liabilities at June 30, 2023 were $158 million lower than at December 31, 2022. The change in current liabilities primarily reflects repayment of an intercompany loan ($154 million).

Equity at June 30, 2023 was $212 million higher than at December 31, 2022. The change in equity primarily reflects an equity contribution from Con Edison, the proceeds of which were primarily used to repay an intercompany loan.

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

Environmental Matters
Clean Energy Future
Clean Energy Goals
In March and April of 2023, CECONY and O&R applied for federal grants of $177 million and $125 million, respectively, to be appropriated under the Infrastructure Investment and Jobs Act (IIJA). In addition, seven states, including NY State, submitted a proposal for a Northeast Regional Clean Hydrogen Hub (the Hydrogen Hub) to the U.S. Department of Energy for funding under the IIJA. CECONY is seeking up to $116 million of funding to use carbon-free hydrogen to produce steam at its East River steam generating station as part of the Hydrogen Hub proposal. Federal grants obtained pursuant to the IIJA are expected to be used to reduce customers’ costs for investments in CECONY’s electric and steam systems and O&R's electric system.

In April 2023, the NYSPSC approved CECONY’s December 2022 petition seeking cost recovery approval for a proposed clean energy hub in Brooklyn, NY (Brooklyn Clean Energy Hub) at an estimated cost of $810 million, that is in addition to the capital expenditures approved in CECONY's 2023 electric and gas rate plans. See "Rate Plans - CECONY - Electric and Gas" in Note B to the Second Quarter Financial Statements. The Brooklyn Clean Energy Hub has an estimated in-service date of December 2027 and addresses a 2028 reliability need. The Brooklyn Clean Energy Hub provides the flexibility for offshore wind resources to interconnect during construction and after it commences operation.

In May 2023, NYS approved the 2023 - 2024 state budget, including provisions that prohibit the installation of fossil-fuel equipment and building systems beginning in 2026 for affected new buildings with not more than seven stories and beginning in 2029 for all other new affected buildings. The law includes exemptions for, among other things, emergency backup generators, hospitals, laundromats and commercial kitchens.

In May 2023, CECONY and O&R filed a combined initial gas system long-term plan for their gas distribution systems, as required by a May 2022 NYSPSC order. The Utilities’ plan has a 20-year horizon to achieve the greenhouse gas emissions reduction targets of the Climate Leadership and Community Protection Act (CLCPA) and includes three pathways: (1) a reference pathway based on investments approved by the NYSPSC, (2) an alternate hybrid electric generation and low-carbon fuels pathway and (3) an alternate deep electrification pathway. The Utilities expect to file an update to the plan in September 2023 and the final plan by the end of 2023. The final plan will be subject to NYSPSC approval.

Also in May 2023, CECONY and O&R filed proposals for thermal energy network pilots pursuant to a September 2022 NYSPSC proceeding to implement the Utility Thermal Energy Network and Jobs Act. CECONY proposed three pilots totaling approximately $262.7 million and O&R proposed two pilots totaling approximately $45.5 million. The Utilities proposed recovery of pilot costs via a surcharge mechanism. The proposed pilots are subject to approval by the NYSPSC.

In June 2023, the NYSPSC issued an order identifying the CLCPA as a public policy requirement resulting from the need for additional transmission facilities to deliver at least 4,770 MW of electricity from offshore wind projects into CECONY’s electric grid. The order refers the need to the NYISO to conduct a solicitation and evaluation of transmission solutions for this need. The order directs CECONY to establish a process, after consultation with NYSDPS, to make information available to transmission proposers concerning existing or potential interconnection points that CECONY would construct and own. The required in-service date for projects responsive to the transmission need is January 1, 2033.

In June 2023, the NYISO selected the Propel NY Energy transmission project that was jointly proposed by NY Transco and the New York Power Authority (NYPA). Con Edison Transmission has a 41.7 percent equity interest in NY Transco’s share of the Propel NY Energy project, a 108-mile electric transmission project with an in-service date of 2030 that is expected to enable delivery of a minimum of 3,000 MW of offshore wind energy in New York State. See "Con Edison Transmission," below.

Also in June 2023, CECONY filed a petition with FERC to add a formula rate to the NYISO tariff to enable CECONY to recover the costs of, and a return on investment for two types of projects: (1) local transmission upgrades determined by the NYSPSC to be necessary or appropriate to meet the CLCPA goals of NYS and (2) any regulated transmission projects (or portions thereof) eligible for recovery under the NYISO’s public policy process. For local transmission upgrades, CECONY proposed the return on equity to be the lower of the NYSPSC-determined rates or 10.87 percent. For NYISO projects, CECONY proposed a return on equity of 11.10 percent. CECONY anticipates that the formula rate, once in place, will be applied to recover the costs of the upgrades associated with the Propel NY Energy offshore wind project.

Other Environmental Matters
Following media reports, in July 2023, the Environmental Protection Agency, NYS Department of Environmental Conservation, NYS Department of Health and NYSDPS began investigating the potential public health risks associated with lead-jacketed cables in the fixed-line telecommunications industry. The use of lead-jacketed electric cables began in the 1880s to protect conducting wires from exposure to the elements. All of the Utilities’ transmission cables that are in service and lead-jacketed are covered with an outer plastic layer and are generally located within a conduit and manhole system and comprise less than 2 percent of CECONY’s transmission system and less than 5 percent of O&R’s transmission system. CECONY installed lead-jacketed cables without an outer plastic layer in its distribution system until the 1980’s. CECONY’s distribution cables that are in service and lead-jacketed may or may not have an outer plastic layer and may be located within a conduit and manhole system, directly buried or strung in the air between poles and comprise less than 14 percent of its distribution system. O&R’s distribution cables are not lead-jacketed. CECONY’s transmission and distribution systems also contain lead-jacketed cables that were retired in place. CECONY continues to replace lead-jacketed distribution cables, as needed, and recover the costs for cable replacements, pursuant to its electric rate plan. The Companies are unable to predict the impact on them, if any, resulting from potential developments to legal or public policy doctrines regarding cable that contains lead.

In July 2021, a CECONY feeder failure led to the discharge of thousands of gallons of dielectric fluid from a street manhole in New Rochelle, NY. Dielectric fluid reached nearby streets, properties and the New Rochelle Harbor. CECONY, the U.S. Coast Guard, the NYSDEC and other agencies responded to the incident. CECONY stopped the feeder leak on the same day the discharge occurred and has completed the spill recovery and associated cleanup operations. As a result of the discharge, CECONY received third-party damage claims. The costs associated with this matter are not expected to have a material adverse effect on CECONY’s financial condition, results of operations and liquidity. In connection with the incident, the company may incur monetary sanctions of more than $0.3 million for violations of certain provisions regulating the discharge of materials into, and for the protection of, the environment.

Electric Reliability Needs
In 2019, the New York State Department of Environmental Conservation (NYSDEC) issued regulations (Peaker Rule) that may require the retirement or seasonal unavailability of fossil-fueled electric generating units owned by CECONY and others in New York City. The Peaker Rule limits nitrous oxides (NOx) emissions during the ozone season from May through September and affects older peaking units that are generally located downstate and needed during periods of high electric demand or for local reliability purposes. Compliance with the Peaker Rule requires affected units (approximately 1,400 MW in CECONY's service territory, of which 79 MW is owned by CECONY) to cease operation during the ozone season, install emission controls, repower, or retire by 2023 or 2025. The NYISO, in its 2020 Reliability Needs Assessment study that was approved by the NYISO board, reported local and bulk transmission system reliability needs that are expected to be caused by the retirement or unavailability of some of the impacted units.

In January 2021, CECONY updated its Local Transmission Plan to address identified reliability needs on its local system resulting from the Peaker Rule through the construction of three transmission projects, the Reliable Clean City (RCC) projects. In April 2021, the NYSPSC approved CECONY’s December 2020 petition to recover $780 million of costs to construct the RCC projects. In May 2023, the first of the three RCC projects was completed and the remaining two are expected to be completed in 2025.

In July 2023, the NYISO issued its Short-Term Assessment of Reliability report that finds an electric reliability need beginning in the summer of 2025 in CECONY’s New York City territory primarily driven by forecasted increases in peak demand and the assumed unavailability of certain generation affected by the Peaker Rule. CECONY, as the Responsible Transmission Owner, will consider and submit possible solutions to the NYISO no later than November 2023. Concurrently, NYISO will solicit and evaluate market-based solutions by November 2023. The NYISO states that it “would only temporarily retain peakers as a last step approach if it does not expect solutions to be in place by the time the identified reliability need is expected in 2025.”

Separately, CECONY’s 2023 electric rate plan includes approvals and cost recovery for capital projects to meet reliability needs in New York City. CECONY’s project to transfer electric customers from its Brownsville substation to its Glendale substation is expected to be completed in 2026 at an estimated cost of $115 million. CECONY’s projects to build the Vernon to Newtown transmission feeder and the Gateway Park area substation are expected to be completed in 2026 and 2028, respectively, at estimated costs of $125.4 million and $1,100 million, respectively.

For additional information about the Companies’ environmental matters, see Note G to the Second Quarter Financial Statements.

Con Edison Transmission
In June 2023, the NYISO selected the Propel NY Energy transmission project that was jointly proposed by NY Transco and the New York Power Authority (NYPA). Propel NY Energy is a 108-mile electric transmission project with an in-service date of 2030 that is expected to enable delivery of a minimum of 3,000 MW of offshore wind energy in New York State. NY Transco’s share of the project cost is expected to be approximately $2,200 million, excluding its interconnection costs and the cost of projects expected to be built by local transmission owners, including CECONY. Con Edison Transmission has a 41.7 percent equity interest in NY Transco’s share of the Propel NY Energy project. The siting, construction and operation of the project will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. See "Environmental Matters - Clean Energy Future - Clean Energy Goals," above.

Also in June 2023, the President of the United States signed the Fiscal Responsibility Act of 2023. Section 324 of the legislation approved all permits and authorizations necessary for the construction and initial operation of the Mountain Valley Pipeline, that is being constructed by a joint venture in which Con Edison Transmission owns a 9.4 percent interest (which is expected to be reduced to 8.0 percent based on the latest project cost estimate and Con Edison Transmission’s previous capping of its cash contributions to the joint venture). Following the signing of the legislation, on June 5, 2023, the operator of the Mountain Valley Pipeline submitted a request to the U.S. Court of Appeals for the Fourth Circuit to dismiss any pending cases before the court since the newly enacted legislation grants sole jurisdiction to the U.S. Court of Appeals for the District of Columbia on issues relating to the validity of the provisions in Section 324. In early July 2023, the U.S. Court of Appeals for the Fourth Circuit granted a temporary stay of the construction of the Mountain Valley Pipeline on two appeals pending prior to the enactment of the legislation. On July 14, 2023, the operator of the Mountain Valley Pipeline filed an appeal with the United States Supreme Court indicating that the stay is not consistent with the legislation and, if left in place, it would jeopardize the goal of completing construction by the end of 2023. On July 27, 2023, the United States Supreme Court vacated that temporary stay. The underlying request for dismissal of the pending cases remains before the U.S. Court of Appeals for the Fourth Circuit. At June 30, 2023, Con Edison Transmission’s carrying value of its investment in the Mountain Valley Pipeline was $111 million and its cash contributions to the joint venture amounted to $530 million.

In April 2019, the NYISO selected NY Transco’s New York Energy Solution (NYES) project, of which Con Edison Transmission owns a 45.7 percent interest, to relieve transmission congestion between upstate and downstate ($600 million estimated cost, excluding certain interconnection costs). Construction has been completed for the NYES project and the associated Rock Tavern to Sugarloaf segment, and as of June 2023 a majority of the assets are in service. Construction of the associated Dover Station, an additional network upgrade to support the NYES project, has not been completed and its permits are the subject of litigation in New York State. In November 2017, FERC approved a settlement agreement with respect to the NYES project that provides for a 10.65 percent return on common equity (which is comprised of a 9.65 percent base ROE, with 100 basis points added for congestion reduction and a cost containment mechanism applicable to certain capital costs) and a maximum actual common equity ratio of 53 percent. The interconnection costs of the awarded project segment include network upgrades identified by the NYISO and NYSPSC that earn the same base ROE, with a 50-basis point adder. Revenues for the NYES project, including the Dover Station, are collected by the NYISO including 100 percent of construction work-in-progress, and are allocated across NYISO transmission customers in NY State with 84 percent allocated to load serving entities in the CECONY and O&R service areas.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at June 30, 2023, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $12 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

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

Con Edison estimates that, as of June 30, 2023, a 10 percent decline in market prices would result in a decline in fair value of $172 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $162 million is for CECONY and $10 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

The Companies’ current investment policy for pension plan assets includes investment targets of 28 to 38 percent equity securities, 42 to 60 percent debt securities and 12 to 22 percent alternatives. At June 30, 2023, the pension plan investments consisted of 33.0 percent equity securities, 48.1 percent debt securities and 18.9 percent alternatives.

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

The final settlements of the transactions under the ASR Contracts occurred during the second quarter of 2023. At final settlement, the dealers delivered an additional 1,812,497 Common Shares in aggregate to Con Edison. The number of Common Shares received from the dealers was based on the volume-weighted average share price of Common Shares during the term of the applicable transaction, less a discount. See Note C to the Second Quarter Financial Statements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	—	—	—
May 1 - May 31(2)	901,626	$94.93	901,626	—
June 1 - June 30(2)	910,871	$94.76	910,871	— (1)
Total	1,812,497	$94.85	1,812,497	—

1.On February 16, 2023, Con Edison’s Board of Directors authorized the repurchase of up to $1,000 million of its Common Shares, of which the entire amount was used in connection with the March 2023 ASR Contracts. At June 30, 2023, Con Edison’s share repurchase had been completed.

2.In March 2023, Con Edison entered into accelerated share repurchase agreements (ASR Contracts) with two dealers to repurchase $1,000 million in aggregate of Con Edison’s Common Shares. At inception, pursuant to the ASR Contracts, Con Edison paid $1,000 million in aggregate to the dealers and received initial deliveries of 8,730,766 Common Shares on March 7, 2023. At final settlement during the second quarter of 2023, the dealers delivered to Con Edison an additional 449,189, 452,437 and 910,871 Common Shares on May 26, 2023, May 31, 2023 and June 5, 2023, respectively (1,812,497 Common Shares in aggregate). The average price paid per Common Share in settlement of the ASR Contracts included in the table above was determined with reference to the volume-weighted average price of Con Edison’s Common Shares over the terms of the ASR Contracts.

Item 5: Other Information
During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Item 6: Exhibits
Con Edison

Exhibit 10.1	Consolidated Edison, Inc. 2023 Long Term Incentive Plan. (Designated in Con Edison's Registration Statement on Form S-8 (No. 333-271934) as Exhibit 10)
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: August 3, 2023	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer