Form 10-Q
period 2023-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2023-11-02
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number	Exact name of registrant as specified in its charter and principal executive office address and telephone number				State of Incorporation	I.R.S. Employer ID. Number
1-14514	Consolidated Edison, Inc.				New York	13-3965100
	4 Irving Place,	New York,	New York	10003
	(212)	460-4600
1-01217	Consolidated Edison Company of New York, Inc.				New York	13-5009340
	4 Irving Place,	New York,	New York	10003
	(212)	460-4600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Consolidated Edison, Inc.	ED	New York Stock Exchange
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

As of October 31, 2023, Con Edison had outstanding 345,219,779 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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
•the Companies face risks related to health epidemics and other outbreaks;
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

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars/Except Share Data)	2023	2022	2023	2022
OPERATING REVENUES
Electric	$3,469	$3,328	$8,309	$7,994
Gas	353	453	2,354	2,345
Steam	49	58	425	444
Non-utility	1	326	131	856
TOTAL OPERATING REVENUES	3,872	4,165	11,219	11,639
OPERATING EXPENSES
Purchased power	796	731	1,993	1,851
Fuel	34	59	241	255
Gas purchased for resale	73	185	640	833
Other operations and maintenance	933	999	2,678	2,785
Depreciation and amortization	512	525	1,506	1,593
Taxes, other than income taxes	801	777	2,282	2,248
TOTAL OPERATING EXPENSES	3,149	3,276	9,340	9,565
Gain (Loss) on sale of the Clean Energy Businesses	(1)	—	866	—
OPERATING INCOME	722	889	2,745	2,074
OTHER INCOME (DEDUCTIONS)
Investment income	8	5	23	15
Other income	210	101	625	296
Allowance for equity funds used during construction	7	4	20	15
Other deductions	(18)	(21)	(57)	(57)
TOTAL OTHER INCOME	207	89	611	269
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	929	978	3,356	2,343
INTEREST EXPENSE (INCOME)
Interest on long-term debt	234	246	719	728
Other interest expense (income)	39	(32)	78	(119)
Allowance for borrowed funds used during construction	(14)	(15)	(39)	(23)
NET INTEREST EXPENSE	259	199	758	586
INCOME BEFORE INCOME TAX EXPENSE	670	779	2,598	1,757
INCOME TAX EXPENSE	144	160	416	330
NET INCOME	526	619	2,182	1,427
Income (Loss) attributable to non-controlling interest	—	6	(3)	(43)
NET INCOME FOR COMMON STOCK	$526	$613	$2,185	$1,470
Net income per common share—basic	$1.53	$1.73	$6.27	$4.15
Net income per common share—diluted	$1.52	$1.72	$6.24	$4.13
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	345.0	354.6	348.4	354.4
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	346.5	355.9	349.9	355.7
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2023	2022	2023	2022
NET INCOME	$526	$619	$2,182	$1,427
(INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	(6)	3	43
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	1	3	6
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	1	3	6
COMPREHENSIVE INCOME	$526	$614	$2,188	$1,476
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2023	2022
OPERATING ACTIVITIES
Net income	$2,182	$1,427
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,506	1,593
Deferred income taxes	99	317
Rate case amortization and accruals	67	55
Net derivative gains	11	(161)
Pre-tax gain on sale of the Clean Energy Businesses	(866)	—
Other non-cash items, net	(87)	180
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	179	(140)
Allowance for uncollectible accounts – customers	(46)	(12)
Materials and supplies, including fuel oil and gas in storage	53	(96)
Revenue decoupling mechanism receivable	(130)	23
Other receivables and other current assets	144	(120)
Unbilled revenue and net unbilled revenue deferrals	78	(40)
Prepayments	(841)	(588)
Accounts payable	(573)	61
Pensions and retiree benefits obligations, net	(161)	105
Pensions and retiree benefits contributions	(30)	(34)
Accrued taxes	(1)	(10)
Accrued interest	108	126
Distributions from equity investments	23	14
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(613)	(550)
Deferred credits, noncurrent liabilities and other regulatory liabilities	(31)	468
Other current liabilities	110	—
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,181	2,618
INVESTING ACTIVITIES
Utility construction expenditures	(3,097)	(2,844)
Cost of removal less salvage	(289)	(247)
Non-utility construction expenditures	(141)	(210)
Investments in electric and gas transmission projects	(48)	(48)
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	3,927	—
Other investing activities	—	3
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	352	(3,346)
FINANCING ACTIVITIES
Net issuance (retirement) of short-term debt	(1,160)	1,003
Issuance of long-term debt	500	—
Retirement of long-term debt	(60)	(383)
Debt issuance costs	(5)	—
Common stock dividends	(829)	(812)
Issuance of common shares for stock plans	41	43
Repurchase of common shares	(1,000)	—
Distribution to noncontrolling interest	(4)	(28)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(2,517)	(177)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(984)	(905)
BALANCE AT BEGINNING OF PERIOD	1,530	1,146
BALANCE AT END OF PERIOD	$546	$241
LESS: CASH BALANCES HELD FOR SALE	6	—
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$540	$241
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$624	$583

Income taxes	$360	$30
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$419	$486
Issuance of common shares for dividend reinvestment	$20	$28
Software licenses acquired but unpaid as of end of period	$—	$2
Equipment acquired but unpaid as of end of period	$11	$17

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$539	$1,282
Accounts receivable – customers, net allowance for uncollectible accounts of $276 and $322 in 2023 and 2022, respectively	2,048	2,192
Other receivables, net allowance for uncollectible accounts of $31 and $10 in 2023 and 2022, respectively	418	164
Taxes receivable	3	10
Accrued unbilled revenue	547	702
Fuel oil, gas in storage, materials and supplies, at average cost	455	492
Prepayments	1,110	264
Regulatory assets	180	305
Restricted cash	1	—
Revenue decoupling mechanism receivable	294	164
Fair value of derivative assets	62	59
Assets held for sale	163	7,162
Other current assets	119	176
TOTAL CURRENT ASSETS	5,939	12,972
INVESTMENTS	933	841
UTILITY PLANT, AT ORIGINAL COST
Electric	38,283	36,819
Gas	13,986	13,378
Steam	3,029	2,935
General	4,340	4,205
TOTAL	59,638	57,337
Less: Accumulated depreciation	13,865	13,069
Net	45,773	44,268
Construction work in progress	2,748	2,484
NET UTILITY PLANT	48,521	46,752
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $24 and $23 in 2023 and 2022, respectively	13	13
Construction work in progress	1	1
NET PLANT	48,535	46,766
OTHER NONCURRENT ASSETS
Goodwill	408	408
Regulatory assets	4,334	3,974
Pension and retiree benefits	3,384	3,269
Operating lease right-of-use asset	545	568
Fair value of derivative assets	26	85
Other deferred charges and noncurrent assets	301	182
TOTAL OTHER NONCURRENT ASSETS	8,998	8,486
TOTAL ASSETS	$64,405	$69,065
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$650	$649
Term loan	—	400
Notes payable	1,880	2,640
Accounts payable	1,306	1,955
Customer deposits	401	358
Accrued taxes	85	102
Accrued interest	283	153
Accrued wages	124	116
Fair value of derivative liabilities	86	42
Regulatory liabilities	189	374
System benefit charge	439	390
Operating lease liabilities	114	103
Liabilities held for sale	76	3,610
Other current liabilities	417	444
TOTAL CURRENT LIABILITIES	6,050	11,336
NONCURRENT LIABILITIES
Provision for injuries and damages	182	181
Pensions and retiree benefits	638	577
Superfund and other environmental costs	996	997
Asset retirement obligations	513	500
Fair value of derivative liabilities	68	13
Deferred income taxes and unamortized investment tax credits	7,992	7,641
Operating lease liabilities	477	476
Regulatory liabilities	5,401	6,027
Other deferred credits and noncurrent liabilities	360	281
TOTAL NONCURRENT LIABILITIES	16,627	16,693
LONG-TERM DEBT	20,650	20,147
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
EQUITY
Common shareholders’ equity	21,078	20,687
Noncontrolling interest	—	202
TOTAL EQUITY (See Statement of Equity)	21,078	20,889
TOTAL LIABILITIES AND EQUITY	$64,405	$69,065
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	354	$37	$9,710	$11,445	23	$(1,038)	$(122)	$5	$299	$20,336
Net income (loss)				602					(48)	554
Common stock dividends ($0.79 per share)				(280)						(280)
Issuance of common shares - public offering							1			1
Issuance of common shares for stock plans			18							18
Distributions to noncontrolling interests									(6)	(6)
BALANCE AS OF MARCH 31, 2022	354	$37	$9,728	$11,767	23	$(1,038)	$(121)	$5	$245	$20,623
Net income (loss)				255					(1)	254
Common stock dividends ($0.79 per share)				(280)						(280)
Issuance of common shares for stock plans			29							29
Other comprehensive income								5		5
Distributions to noncontrolling interests									(10)	(10)
BALANCE AS OF JUNE 30, 2022	354	$37	$9,757	$11,742	23	$(1,038)	$(121)	$10	$234	$20,621
Net income				613					6	619
Common stock dividends ($0.79 per share)				(280)						(280)
Issuance of common shares - public offering	1									—
Issuance of common shares for stock plans			27							27
Other comprehensive income								1		1
Distributions to noncontrolling interests									(12)	(12)
BALANCE AS OF SEPTEMBER 30, 2022	355	$37	$9,784	$12,075	23	$(1,038)	$(121)	$11	$228	$20,976

BALANCE AS OF DECEMBER 31, 2022	355	$37	$9,803	$11,985	23	$(1,038)	$(122)	$22	$202	$20,889
Net income (loss)				1,433					(3)	1,430
Common stock dividends ($0.81 per share)				(288)						(288)
Issuance of common shares for stock plans			15							15
Common stock repurchases	(9)		(200)		9	(808)				(1,008)
Other comprehensive income								4		4
Distributions to noncontrolling interests									(4)	(4)
Disposal of the Clean Energy Businesses									(195)	(195)
BALANCE AS OF MARCH 31, 2023	346	$37	$9,618	$13,130	32	$(1,846)	$(122)	$26	$—	$20,843
Net income				226						226
Common stock dividends ($0.81 per share)				(281)						(281)
Issuance of common shares for stock plans			20							20
Common stock repurchases	(2)		169		2	(171)				(2)
Other comprehensive loss								(1)		(1)
BALANCE AS OF JUNE 30, 2023	344	$37	$9,807	$13,075	34	$(2,017)	$(122)	$25	$—	$20,805
Net income				526						526

Common stock dividends ($0.81 per share)				(280)						(280)
Issuance of common shares for stock plans	1		27							27
BALANCE AS OF SEPTEMBER 30, 2023	345	$37	$9,834	$13,321	34	$(2,017)	$(122)	$25	$—	$21,078
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2023	2022	2023	2022
OPERATING REVENUES
Electric	$3,223	$3,077	$7,722	$7,401
Gas	318	414	2,140	2,127
Steam	49	58	425	444
TOTAL OPERATING REVENUES	3,590	3,549	10,287	9,972
OPERATING EXPENSES
Purchased power	719	643	1,802	1,639
Fuel	34	59	241	255
Gas purchased for resale	62	113	518	582
Other operations and maintenance	834	807	2,341	2,267
Depreciation and amortization	485	441	1,428	1,341
Taxes, other than income taxes	777	748	2,207	2,159
TOTAL OPERATING EXPENSES	2,911	2,811	8,537	8,243
OPERATING INCOME	679	738	1,750	1,729
OTHER INCOME (DEDUCTIONS)
Investment and other income	191	93	566	280
Allowance for equity funds used during construction	6	4	17	13
Other deductions	(13)	(16)	(33)	(48)
TOTAL OTHER INCOME	184	81	550	245
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	863	819	2,300	1,974
INTEREST EXPENSE (INCOME)
Interest on long-term debt	220	201	656	600
Other interest expense	32	15	75	25
Allowance for borrowed funds used during construction	(13)	(14)	(36)	(21)
NET INTEREST EXPENSE	239	202	695	604
INCOME BEFORE INCOME TAX EXPENSE	624	617	1,605	1,370
INCOME TAX EXPENSE	109	124	297	232
NET INCOME	$515	$493	$1,308	$1,138
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2023	2022	2023	2022
NET INCOME	$515	$493	$1,308	$1,138
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	(1)	1
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	—	—	(1)	1
COMPREHENSIVE INCOME	$515	$493	$1,307	$1,139
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2023	2022
OPERATING ACTIVITIES
Net income	$1,308	$1,138
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,428	1,341
Deferred income taxes	674	235
Rate case amortization and accruals	52	41
Other non-cash items, net	(75)	173
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	185	(134)
Allowance for uncollectible accounts – customers	(45)	(7)
Materials and supplies, including fuel oil and gas in storage	36	(71)
Revenue decoupling mechanism receivable	(128)	24
Other receivables and other current assets	(115)	42
Unbilled revenue and net unbilled revenue deferrals	77	16
Accounts receivable from affiliated companies	(400)	(66)
Prepayments	(699)	(559)
Accounts payable	(408)	(12)
Accounts payable to affiliated companies	7	4
Pensions and retiree benefits obligations, net	(161)	101
Pensions and retiree benefits contributions	(28)	(22)
Accrued taxes	(42)	(3)
Accrued taxes to affiliated companies	(89)	2
Accrued interest	128	109
System benefit charge	48	(4)
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(598)	(553)
Deferred credits, noncurrent liabilities and other regulatory liabilities	(15)	409
Other current liabilities	81	(13)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,221	2,191
INVESTING ACTIVITIES
Utility construction expenditures	(2,894)	(2,687)
Cost of removal less salvage	(284)	(242)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,178)	(2,929)
FINANCING ACTIVITIES
Net issuance (retirement) of short-term debt	(502)	428
Issuance of long-term debt	500	—
Debt issuance costs	(5)	(1)
Capital contribution by Con Edison	1,720	150
Dividend to Con Edison	(792)	(734)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	921	(157)
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(1,036)	(895)
BALANCE AT BEGINNING OF PERIOD	1,056	920
BALANCE AT END OF PERIOD	$20	$25
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$538	$466
Income taxes	$90	$60
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$399	$414
Software licenses acquired but unpaid as of end of period	$—	$2
Equipment acquired but unpaid as of end of period	$11	$17
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$20	$1,056
Accounts receivable – customers, net allowance for uncollectible accounts of $269 and $314 in 2023 and 2022, respectively	1,959	2,099
Other receivables, net allowance for uncollectible accounts of $27 and $7 in 2023 and 2022, respectively	300	147
Taxes receivable	2	5
Accrued unbilled revenue	505	573
Accounts receivable from affiliated companies	446	46
Fuel oil, gas in storage, materials and supplies, at average cost	404	440
Prepayments	922	223
Regulatory assets	163	286
Revenue decoupling mechanism receivable	292	164
Fair value of derivative assets	56	51
Other current assets	97	157
TOTAL CURRENT ASSETS	5,166	5,247
INVESTMENTS	571	539
UTILITY PLANT, AT ORIGINAL COST
Electric	36,029	34,636
Gas	12,908	12,338
Steam	3,030	2,935
General	4,052	3,879
TOTAL	56,019	53,788
Less: Accumulated depreciation	12,864	12,047
Net	43,155	41,741
Construction work in progress	2,501	2,268
NET UTILITY PLANT	45,656	44,009
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2023 and 2022	2	2
NET PLANT	45,658	44,011
OTHER NONCURRENT ASSETS
Regulatory assets	4,057	3,669
Operating lease right-of-use asset	543	567
Pension and retiree benefits	3,299	3,184
Fair value of derivative assets	26	80
Other deferred charges and noncurrent assets	267	148
TOTAL OTHER NONCURRENT ASSETS	8,192	7,648
TOTAL ASSETS	$59,587	$57,445
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Notes payable	$1,798	$2,300
Accounts payable	1,194	1,763
Accounts payable to affiliated companies	24	17
Customer deposits	383	341
Accrued taxes	48	93
Accrued taxes to affiliated companies	—	89
Accrued interest	262	134
Accrued wages	113	105
Fair value of derivative liabilities	79	35
Regulatory liabilities	153	308
System benefit charge	399	351
Operating lease liabilities	113	103
Other current liabilities	374	397
TOTAL CURRENT LIABILITIES	4,940	6,036
NONCURRENT LIABILITIES
Provision for injuries and damages	179	177
Pensions and retiree benefits	589	526
Superfund and other environmental costs	902	903
Asset retirement obligations	512	499
Fair value of derivative liabilities	60	9
Deferred income taxes and unamortized investment tax credits	8,060	7,144
Operating lease liabilities	476	475
Regulatory liabilities	4,890	5,481
Other deferred credits and noncurrent liabilities	283	237
TOTAL NONCURRENT LIABILITIES	15,951	15,451
LONG-TERM DEBT	19,583	19,080
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	19,113	16,878
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$59,587	$57,445
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	235	$589	$7,269	$9,478	$(962)	$(62)	$—	$16,312
Net income				475				475
Common stock dividend to Con Edison				(245)				(245)
Capital contribution by Con Edison			75					75
Other comprehensive income							1	1
BALANCE AS OF MARCH 31, 2022	235	$589	$7,344	$9,708	$(962)	$(62)	$1	$16,618
Net income				170				170
Common stock dividend to Con Edison				(245)				(245)
Capital contribution by Con Edison			25					25
BALANCE AS OF JUNE 30, 2022	235	$589	$7,369	$9,633	$(962)	$(62)	$1	$16,568
Net income				493				493
Common stock dividend to Con Edison				(244)				(244)
Capital contribution by Con Edison			50					50
BALANCE AS OF SEPTEMBER 30, 2022	235	$589	$7,419	$9,882	$(962)	$(62)	$1	$16,867

BALANCE AS OF DECEMBER 31, 2022	235	$589	$7,419	$9,890	$(962)	$(62)	$4	$16,878
Net income				604				604
Common stock dividend to Con Edison				(264)				(264)
Capital contribution by Con Edison			1,675					1,675
Other comprehensive loss							(1)	(1)
BALANCE AS OF MARCH 31, 2023	235	$589	$9,094	$10,230	$(962)	$(62)	$3	$18,892
Net income				189				189
Common stock dividend to Con Edison				(264)				(264)
Capital contribution by Con Edison			26					26
BALANCE AS OF JUNE 30, 2023	235	$589	$9,120	$10,155	$(962)	$(62)	$3	$18,843
Net income				515				515
Common stock dividend to Con Edison				(264)				(264)
Capital contribution by Con Edison			19					19
BALANCE AS OF SEPTEMBER 30, 2023	235	$589	$9,139	$10,406	$(962)	$(62)	$3	$19,113

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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2022 and their separate unaudited financial statements (including the combined notes thereto)
included in Part 1, Item 1 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023.

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County and steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York, and northern New Jersey, and gas service in southeastern New York. Con Edison Transmission invests in and seeks to develop electric transmission projects and manages investments in gas pipeline and storage facilities. See “Investments” in Note A.

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

Investment in Mountain Valley Pipeline, LLC (MVP)
In January 2016, a subsidiary of Con Edison Transmission acquired a 12.5 percent interest in MVP, a company developing a proposed 300-mile gas transmission project (the Mountain Valley Pipeline) in West Virginia and Virginia. During 2019, Con Edison exercised its right to limit, and did limit, its cash contributions to the joint venture to approximately $530 million, that reduced Con Edison Transmission’s interest in MVP to 11.3 percent, 10.2 percent and 9.6 percent as of December 31, 2020, 2021 and 2022, respectively. As of September 30, 2023, Con Edison Transmission's interest in MVP is 8.8 percent and is expected to be reduced to as low as 7.3 percent based on the Mountain Valley Pipeline's current cost estimate and Con Edison Transmission’s previous capping of its cash contributions. As of December 31, 2022 and September 30, 2023, the Mountain Valley Pipeline was approximately 94 percent complete.

In June 2023, the President of the United States signed the Fiscal Responsibility Act of 2023. Section 324 of the legislation approved all permits and authorizations necessary for the construction and initial operation of the Mountain Valley Pipeline. In mid-August 2023, construction of the Mountain Valley Pipeline resumed after resolution of certain legal challenges. In October 2023, the operator of the Mountain Valley Pipeline indicated that it is now targeting an in-service date for the project in the first quarter of 2024 at an overall project cost of approximately $7,200 million excluding allowance for funds used during construction. At September 30, 2023, Con Edison Transmission’s carrying value of its investment in the Mountain Valley Pipeline was $111 million and its cash contributions to the joint venture amounted to $530 million.

There is risk that the fair value of Con Edison’s investment in MVP may be further or fully impaired in the future. Assumptions and estimates used to test Con Edison’s investment in MVP for impairment may change if adverse developments impacting the construction of the Mountain Valley Pipeline were to occur which could then result in a material adverse effect on the fair value of Con Edison’s investment in MVP.

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

For the three and nine months ended September 30, 2023 and 2022, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2023	2022	2023	2022
Net income for common stock	$526	$613	$2,185	$1,470
Weighted average common shares outstanding – basic	345.0	354.6	348.4	354.4
Add: Incremental shares attributable to effect of potentially dilutive securities	1.5	1.3	1.5	1.3
Adjusted weighted average common shares outstanding – diluted	346.5	355.9	349.9	355.7
Net Income per common share – basic	$1.53	$1.73	$6.27	$4.15
Net Income per common share – diluted	$1.52	$1.72	$6.24	$4.13

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three and nine months ended September 30, 2023 and 2022, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Beginning balance, accumulated OCI, net of taxes (a)	$25	$10	$3	$1
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax (a)(b)	—	1	—	—
Current period OCI, net of taxes	—	1	—	—
Ending balance, accumulated OCI, net of taxes (a)	$25	$11	$3	$1
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

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Beginning balance, accumulated OCI, net of taxes (a)	$22	$5	$4	$—
OCI before reclassifications, net of tax of $(1) for Con Edison in 2022	1	4	(1)	—
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison in 2022 (a)(b)	2	2	—	1
Current period OCI, net of taxes	3	6	(1)	1
Ending balance, accumulated OCI, net of taxes (a)	$25	$11	$3	$1
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

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At September 30, 2023 and 2022, cash, temporary cash investments and restricted cash for Con Edison and CECONY were as follows:

	At September 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Cash and temporary cash investments	$539	$78	$20	$25
Restricted cash (a)	6	163	—	—
Total cash, temporary cash investments and restricted cash	$545	$241	$20	$25
(a)Con Edison restricted cash included cash of the Clean Energy Businesses' renewable electric project subsidiaries ($5 million and $163 million at September 30, 2023 and 2022, respectively) that, under the related project debt agreements, was restricted to being used for normal operating expenditures, debt service, and required reserves until the various maturity dates of the project debt. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S. Con Edison retained one deferred project, Broken Bow II, a 75MW nameplate capacity wind power project located in Nebraska. Con Edison's restricted cash for the 2023 period includes restricted cash of Broken Bow II that continued to be classified as held for sale as of September 30, 2023. See Note T.

Assets Held for Sale
Generally, a long-lived asset or business to be sold is classified as held for sale in the period in which management, with approval from the Board of Directors, commits to a plan to sell, and a sale is expected to be completed within one year. During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the Clean Energy Businesses. As described further in Note S, on October 1, 2022, Con Edison's management received authority to commit to a plan to sell the Clean Energy Businesses and entered into a purchase and sale agreement. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses with the exception of two tax equity interests and one deferred project, Broken Bow II. Broken Bow II continued to be classified as held for sale as of September 30, 2023. See Note S and Note T. Con Edison records assets and liabilities, once held for sale, at the lower of their carrying value or their estimated fair value less cost to sell, and also stops recording depreciation on assets held for sale.

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

For further information, see Note T.

Note B – Regulatory Matters
Rate Plans
In April 2023, the New York State Public Service Commission (NYSPSC) approved CECONY’s December 2022 petition seeking cost recovery approval for a proposed clean energy hub in Brooklyn, New York (Brooklyn Clean Energy Hub) at an estimated cost of $810 million, that is in addition to the capital expenditures approved in the CECONY joint proposal discussed below. The Brooklyn Clean Energy Hub has an estimated in-service date of December 2027 and addresses a 2028 reliability need. The Brooklyn Clean Energy Hub provides the flexibility for offshore wind resources to interconnect to it during construction and after it commences operation.

In August 2023, CECONY filed a petition with the NYSPSC requesting authorization and cost recovery to construct two new substations in Jamaica, Queens (the Reliable Clean City - Idlewild Project) by May 2028 to meet anticipated reliability needs and to support New York State’s electrification and the Climate Leadership and Community Protection Act (CLCPA) goals. CECONY estimates that construction will cost $1,200 million. CECONY proposed cost recovery through a surcharge or base rates, depending on the in-service date and the timing of future rate filings. CECONY’s petition is subject to approval by the NYSPSC.

CECONY - Electric and Gas
In July 2023, the NYSPSC approved the February 2023 joint proposal among CECONY, the New York State Department of Public Service (NYSDPS) and other parties for electric and gas rate plans for the three-year period January 1, 2023 through December 31, 2025. The CECONY electric and gas rate plans reflect a 9.25 percent return on common equity and a common equity ratio of 48 percent. The electric rate plan provides for rate increases of $442 million, $518 million and $382 million, effective January 1, 2023, 2024 and 2025, respectively. The gas rate plan provides for rate increases of $217 million, $173 million and $122 million, effective January 1, 2023, 2024 and 2025, respectively. The base rate increases will be implemented with increases of $457 million in each of the three rate years for electric and with increases of $187 million in each of the three rate years for gas in order to levelize the customer bill impact. The CECONY rate plans provide for total capital expenditures over the three-year rate period of $8,513 million and $3,297 million for electric and gas, respectively. Pursuant to the CECONY electric and gas rate plans, new rates were effective as of January 1, 2023 and CECONY reflected the provisions of the February 2023 joint proposal in its financial statements beginning January 1, 2023. The new base rates were implemented on August 1, 2023 and make-whole recovery for January 1, 2023 to July 31, 2023 will be collected via a surcharge through 2024 for electric and through 2025 for gas, including a carrying charge on the outstanding balance.

CECONY - Steam
In September 2023, CECONY, the NYSDPS and other parties entered into a Joint Proposal for a CECONY steam rate plan for the three-year period November 1, 2023 through October 31, 2026. The Joint Proposal is subject to approval by the NYSPSC. The following table contains a summary of the steam Joint Proposal.

CECONY – Steam
Effective period	November 2023 – October 2026
Base rate changes	Yr. 1 – $110 million (a) Yr. 2 – $44 million (a) Yr. 3 – $45 million (a)
Capital expenditures	Yr. 1 - $106 million Yr. 2 - $107 million Yr. 3 - $105 million
Amortizations to income of net regulatory liabilities	Yr. 1 – $15 million (b) Yr. 2 – $3 million (b) Yr. 3 – $3 million (b)
Weather Normalization Adjustment	Implementation of a weather normalization adjustment that adjusts base rates to reflect normal weather conditions during the heating season.
Recoverable energy costs	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 - $3.7 million Yr. 2 - $3.8 million Yr. 3 - $3.8 million
Regulatory reconciliations	Reconciliation of uncollectible expenses and late payment charges (c) and expenses for pension and other postretirement benefits, variable-rate debt, property taxes (d), municipal infrastructure support costs (e), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates. (f)
Net utility plant reconciliations	Yr. 1 - $2,025 million Yr. 2 - $2,029 million Yr. 3 - $2,015 million
Average rate base	Yr. 1 - $1,799 million Yr. 2 - $1,848 million Yr. 3 - $1,882 million
Weighted average cost of capital (after-tax)	Yr. 1 - 6.78 percent Yr. 2 - 6.81 percent Yr. 3 - 6.83 percent
Authorized return on common equity	9.25 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.75 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 4.51 percent Yr. 2 – 4.58 percent Yr. 3 – 4.62 percent
Common equity ratio	48 percent
(a)The base rate increases will be implemented with increases of $77.8 million in Yr. 1; $77.8 million in Yr. 2; and $77.8 million in Yr. 3 to levelize the customer bill impact. New rates will be effective as of November 1, 2023. CECONY will begin billing customers at the new levelized rate once the Joint Proposal is approved by the NYSPSC. Any shortfall in revenues due to the timing of billing to customers will be collected through a surcharge.
(b)Amounts reflect amortization of the tax savings under the federal Tax Cuts and Jobs Act of 2017 (TCJA) for the unprotected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s steam customers (the entire $24 million in Yr.1), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s steam customers over the remaining lives of the related assets ($3 million in Yr. 1; $5 million in Yr. 2; and $6 million in Yr. 3) and the non-plant portion of the regulatory asset for deficient deferred income taxes allocable to CECONY’s steam customers (the entire $11 million in Yr.1).
(c)CECONY will defer the difference between its actual write-offs of uncollectible expenses and late payment fees (from January 1, 2020 through October 31, 2026) to amounts reflected in rates, with recovery/refund from or to customers via surcharge/sur-credit. Surcharge recoveries for write-offs of uncollectible expenses and late payment fees will each be subject to an annual cap that produces no more than a half percent (0.5 percent) total customer bill impact (estimated to be $2.5 million, $3.0 million, $3.5 million for Yr. 1, Yr. 2 and Yr. 3, respectively). Amounts in excess of the annual surcharge cap in a specific year may be rolled forward for recovery and will count towards the following year’s surcharge cap. Amounts in excess of the surcharge cap will be deferred as a regulatory asset for recovery in CECONY’s next steam base rate case.

(d)Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity (Yr. 1 – 10.0 basis points; Yr. 2 – 7.5 basis points; and Yr. 3 – 5.0 basis points), with recovery/refund from or to customers via surcharge/sur-credit. Surcharge recoveries will be subject to an annual cap that produces no more than a half percent (0.5 percent) total customer bill impact (estimated to be $2.5 million, $3.0 million, $3.5 million for Yr. 1, Yr. 2 and Yr. 3, respectively). Amounts in excess of the annual surcharge cap in a specific year may be rolled forward for recovery and will count towards the following year’s surcharge cap. Amounts in excess of the surcharge cap will be deferred as a regulatory asset for recovery in CECONY’s next steam base rate case.

(e)In general, if actual expenses for municipal infrastructure support (other than company labor) are below the amounts reflected in rates, CECONY will defer the difference for credit to customers, and if the actual expenses are above the amount reflected in rates, CECONY will defer for recovery from customers 80 percent of the difference subject to a maximum deferral, subject to certain conditions, of 30 percent of the amount reflected in the rate plan.
(f)In addition, the NYSDPS continues its focused operations audit to investigate CECONY's income tax accounting. The audit is investigating CECONY’s inadvertent understatement of a portion, the amount of which may be material, of its calculation of total federal income tax expense for ratemaking purposes. The understatement was related to the tax accounting treatment of its plant retirement-related cost of removal. As a result of such understatement, CECONY accumulated significant income tax regulatory assets that were not reflected in CECONY’s steam rate plans prior to November 1, 2023. A prospective correction is set forth for steam rates in the joint proposal.

Pursuant to the Joint Proposal, CECONY may file petitions for approval of future decarbonization projects and may defer/capitalize up to $3 million in total incremental operation and maintenance and/or capital costs for preliminary work on future decarbonization projects until there is a NYSPSC order on cost recovery.

Rockland Electric Company (RECO)
In October 2023, FERC approved a July 2023 settlement agreement among RECO, the New Jersey Division of Rate Counsel and the NJBPU that resolves all issues set for hearing and increases RECO's annual transmission revenue requirement from $16.9 million to $18.2 million, effective August 30, 2022 through December 31, 2023 and to $20.7 million, effective January 1, 2024.

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

New York Regulation
In March 2020, a former New York State governor declared a State Disaster Emergency for the State of New York due to the COVID-19 pandemic and signed the "New York State on PAUSE" executive order that temporarily closed all non-essential businesses statewide. The former governor then lifted these closures over time and ended the emergency declaration in June 2021. As a result of the emergency declaration, and due to economic conditions, the NYSPSC and the Utilities have worked to mitigate the potential impact of the COVID-19 pandemic on the Utilities, their customers and other stakeholders.

In March 2020, the Utilities began suspending service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees for all customers. The Utilities also began providing payment extensions for all customers that were scheduled to be disconnected prior to the start of the COVID-19 pandemic. In June 2020, the state of New York enacted a law prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers, and starting in May 2021 small business customers, during the COVID-19 state of emergency, that ended in June 2021. However, such prohibitions were in effect until December 21, 2021 for residential and small business customers who experienced a change in financial circumstances due to the COVID-19 pandemic.

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
CECONY’s and O&R’s rate plans that were in effect through 2022 and 2021, respectively, allowed them to defer costs resulting from a change in legislation, regulation and related actions that have taken effect during the term of the rate plans once the costs exceed a specified threshold. CECONY's and O&R’s current rate plans have deferral provisions related to uncollectible expenses. CECONY’s 2023 - 2025 rate plans include reconciliation of late payment charges (from January 1, 2023 through December 31, 2025) and write-offs of customer accounts receivable balances (from January 1, 2020 through December 31, 2025) to amounts reflected in rates, with recovery/refund from or to customers via surcharge/sur-credit. Surcharge recoveries for late payment charges and write-offs of accounts receivable balances will, collectively, be subject to separate annual caps for electric and gas that produce no more than a half percent (0.5 percent) total customer bill impact per commodity (estimated for electric to be $57.3 million, $60.3 million, $62.6 million for 2023, 2024 and 2025, respectively, and for gas to be $14.8 million, $15.9 million and $16.8 million for 2023, 2024 and 2025, respectively). Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in CECONY’s next base rate cases. O&R’s 2022 – 2024 rate plans include reconciliation of late payment charges to amounts reflected in rates for years 2022 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity. The total reserve increases to the allowance for uncollectible accounts from January 1, 2020 through September 30, 2023 reflecting the impact of the COVID-19 pandemic for CECONY electric and gas operations and O&R electric and gas operations were $205 million and $2 million, respectively. CECONY's and O&R's rate plans also provide for an allowance for write-offs of customer accounts receivable balances. The amounts by which actual write-offs of customer accounts receivable balances exceeded the allowances reflected in rates were deferred pursuant to CECONY's and O&R's New York rate plans. Such differences were $55 million and $2 million for CECONY and O&R, respectively, from March 1, 2020 through September 30, 2023.

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

In April 2021, New York passed a law that created a program that allows eligible residential renters in New York who require assistance with rent and utility bills to have up to twelve months of electric and gas utility bill arrears forgiven, provided that such arrears were accrued on or after March 13, 2020. The program is administered by the State Office of Temporary and Disability Assistance (OTDA) in coordination with the NYSDPS (the OTDA Program). Under the OTDA Program, CECONY and O&R qualify for a refundable tax credit for New York gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are waived and certified by the NYSPSC. OTDA may also use the program funds to provide additional Home Energy Assistance Program payments to the Utilities on behalf of low-income customers.

In April 2022, New York approved the 2022-2023 state budget, that included $250 million for addressing statewide residential utility customers' arrears balances accrued from March 7, 2020 through March 1, 2022. In June 2022, the NYSPSC issued an order implementing a COVID-19 arrears assistance program that provides credits towards reducing the arrears balances of low-income electric and gas customers of CECONY and O&R (Phase 1 Order). Pursuant to the Phase 1 Order, CECONY and O&R agreed not to seek recovery of incremental financing costs incurred associated with low-income customers' arrears from March 2020 through March 2022 of $11 million, most of which is attributable to CECONY, in addition to the $7 million reserve established by CECONY for the year ended December 31, 2021, pursuant to the November 2021 order, described above.

For the year ended December 31, 2022, CECONY and O&R issued total credits of $359.9 million and $6.1 million, respectively, towards reducing customers’ accounts receivable balances. For the year ended December 31, 2022, the total credits for CECONY were comprised of: $164.5 million pursuant to the New York funding; $108.4 million pursuant to the Phase 1 Order, that will be recovered over a four-year period via a surcharge mechanism that began September 1, 2022; the $7 million reserve for CECONY described above; and $80.0 million in qualified tax credits and payments pursuant to the OTDA Program described above. For the year ended December 31, 2022, the total credits for O&R were comprised of: $1.6 million pursuant to the New York funding; $3.2 million pursuant to the Phase 1 Order, that will be recovered over a one-year period via a surcharge mechanism that began September 1, 2022; and $1.3 million in qualified tax credits and payments pursuant to the OTDA Program described above.

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

For the three months ended September 30, 2023, CECONY and O&R issued total net credits of $4.9 million and $0.2 million, respectively, towards reducing customers' account receivable balances. Total net credits were comprised of qualified tax credits and payments pursuant to the OTDA Program.

For the nine months ended September 30, 2023, CECONY and O&R issued total net credits of $348.4 million and $2.8 million, respectively, towards reducing customers' account receivable balances. For the nine months ended September 30, 2023, the total credits for CECONY were comprised of: $13.2 million pursuant to the Phase 1 Order, $327.6 million pursuant to the Phase 2 Order, and $7.6 million in qualified tax credits and payments pursuant to the OTDA Program. For the nine months ended September 30, 2023, the total credits for O&R were comprised of: $0.1 million pursuant to the Phase 1 Order, $2.1 million pursuant to the Phase 2 Order, and $0.6 million in qualified tax credits and payments pursuant to the OTDA Program.

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

New Jersey Regulation
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

Gas Safety
In April 2020, the NYSPSC issued an order that extended the deadlines to complete certain gas inspections by all New York gas utilities, including CECONY and O&R, from April 1, 2020 to August 1, 2020. The deadlines were subsequently extended to September 2, 2020 and June 1, 2022. CECONY and O&R have taken all reasonable measures to complete such inspections. As of June 1, 2022, O&R completed all of its required inspections. As of June 1, 2022, CECONY substantially completed its required inspections and continues to make progress on completing such required inspections. CECONY is unable to estimate the amount or range of its possible loss, if any, related to this matter. At September 30, 2023, CECONY had not accrued a liability related to this matter.

Other Regulatory Matters
In October 2023, CECONY and O&R replaced their separate existing customer billing and information systems with a single new customer billing and information system. In April 2023, CECONY filed a petition with the NYSPSC for permission to capitalize incremental costs (estimated at $75 million) for the new system above a $421 million limit on capital expenditures included in CECONY’s 2020 – 2022 electric and gas rate plans, subject to NYSPSC review. At September 30, 2023, CECONY's incurred costs for the new system were $452.9 million. O&R's 2022 - 2024 electric and gas rate plans do not include a limit on capitalization of new system costs.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes. The understatement was related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets that were not reflected in O&R’s rate plans prior to 2014, CECONY’s electric and gas rate plans prior to 2015 and 2016, respectively, and a prospective correction is set forth for steam rates in CECONY's September 2023 joint proposal. This understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) that is expected to confirm, among other things, that in order to comply with IRS normalization rules, such understatement may not be corrected through a write-down of a portion of the regulatory asset and must be corrected through an increase in future years’ revenue requirements. The regulatory asset ($1,116 million and $19 million for CECONY and O&R, respectively, as of September 30, 2023) and ($1,150 million and $22 million for CECONY and O&R, respectively, as of December 31, 2022 and which is not earning a return) is netted against the future income tax regulatory liability on the Companies’ consolidated balance sheet. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At September 30, 2023, the Utilities had not accrued a liability related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at September 30, 2023 and December 31, 2022 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Regulatory assets
Unrecognized pension and other postretirement costs	$125	$78	$125	$78
Environmental remediation costs	983	991	899	906
Revenue taxes	468	436	448	417
Deferred storm costs	221	270	129	173
Municipal infrastructure support costs	20	29	20	29
Brooklyn Queens Demand Management (BQDM) program	31	33	31	33
Meadowlands heater odorization project	24	27	24	27
Recoverable Demonstration project costs	18	17	18	16
Gate station upgrade project	14	14	14	14
System peak reduction and energy efficiency programs	868	783	860	780
Unamortized loss on reacquired debt	9	11	8	10
Deferred derivative losses - long term	99	31	89	26
Property tax reconciliation	195	121	195	121
Legacy meters	17	20	—	—
Gas service line deferred costs	49	99	49	99
COVID - 19 customer arrears relief programs	418	104	415	101
Pension and other postretirement benefits deferrals	56	279	41	240
Preferred stock redemption	18	19	18	19
MTA power reliability deferral	69	92	69	92
Non-wire alternative projects	20	22	20	22
COVID - 19 pandemic deferrals	333	292	329	288
Electric vehicle make ready	59	33	55	30
Other	220	173	201	148
Regulatory assets – noncurrent	4,334	3,974	4,057	3,669
Deferred derivative losses - short term	137	184	132	178
Recoverable energy costs	43	121	31	108
Regulatory assets – current	180	305	163	286
Total Regulatory Assets	$4,514	$4,279	$4,220	$3,955
Regulatory liabilities
Future income tax*	1,583	1,753	1,450	1,616
Allowance for cost of removal less salvage	1,368	1,315	1,181	1,137
Net unbilled revenue deferrals	214	204	214	204
Energy efficiency portfolio standard unencumbered funds	5	5	7	7
Settlement of prudence proceeding	8	10	8	10
Earnings sharing - electric, gas and steam	13	13	10	10
System benefit charge carrying charge	87	73	83	69
BQDM and Demonstration project reconciliations	15	23	15	21
Pension and other postretirement benefit deferrals	194	144	146	98
Property tax refunds	35	35	35	35
COVID - 19 pandemic uncollectible reconciliation deferral	1	12	1	12
Late payment charge deferral	160	127	155	123
Unrecognized pension and other postretirement costs	1,276	1,638	1,197	1,536
Net proceeds from sale of property	54	69	52	69
Sales and use tax refunds	29	37	27	36
Workers’ compensation	15	11	15	11
Deferred derivative gains - long term	17	145	17	130
Other	327	413	277	357
Regulatory liabilities – noncurrent	5,401	6,027	4,890	5,481
Refundable energy costs	99	34	70	—
Revenue decoupling mechanism	—	29	—	21
Deferred derivative gains - short term	90	311	83	287
Regulatory liabilities – current	189	374	153	308
Total Regulatory Liabilities	$5,590	$6,401	$5,043	$5,789
* See "Other Regulatory Matters," above.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the nine months ended September 30, 2023 and 2022 was 5.20 percent and 1.75 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($2,406 million and $2,304 million for Con Edison, and $2,233 million and $2,097 million for CECONY at September 30, 2023 and December 31, 2022, respectively). Regulatory assets of RECO for which a cash outflow has been made ($19 million and $21 million at September 30, 2023 and December 31, 2022, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At September 30, 2023 and December 31, 2022, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Unrecognized pension and other postretirement costs	$125	$78	$125	$78
Environmental remediation costs	983	987	899	903
Revenue taxes	494	414	474	397
COVID-19 Deferral for Uncollectible Accounts Receivable	207	253	205	249
Deferred derivative losses - current	137	184	133	178
Deferred derivative losses - long term	99	31	89	26
Other	63	28	62	27
Total	$2,108	$1,975	$1,987	$1,858
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

In October 2023, O&R agreed to issue in December 2023 $50 million aggregate principal amount of 6.59 percent debentures, due 2053.

The carrying amounts and fair values of long-term debt at September 30, 2023 and December 31, 2022 were:

(Millions of Dollars)	2023				2022
Long-Term Debt (including current portion) (a)	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Con Edison	$21,300	(c)	$17,726	(c)	$20,796	(b)	$18,234	(b)
CECONY	$19,583		$16,213		$19,080		$16,699
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $200 million and $192 million for Con Edison and CECONY, respectively, as of September 30, 2023 and $202 million and $195 million for Con Edison and CECONY, respectively, as of December 31, 2022.
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
(c)Amounts shown exclude an immaterial amount of debt of Broken Bow II, a deferred project, that was classified as held for sale as of December 31, 2022 and September 30, 2023. See Note S and Note T.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at September 30, 2023 are classified as Level 2 liabilities. See Note O.

Note D – Short-Term Borrowing
In March 2023, Con Edison and the Utilities entered into a $2,500 million credit agreement (the Credit Agreement), that replaced the December 2016 credit agreement, under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement expires in March 2028, unless extended for up to two additional one–year terms. There is a maximum of $2,500 million of credit available to CECONY and $800 million (subject to increase up to $1,000 million) available to Con Edison, including up to $900 million of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. Loans and letters of credit issued under the Credit Agreement may also be used for other general corporate purposes. Any borrowings under the
Credit Agreement would generally be at variable interest rates.

In March 2023, Con Edison repaid $200 million and $400 million that it borrowed in January 2023 and June 2022, respectively, under a 364-Day Senior Unsecured Term Loan Credit Agreement that Con Edison entered into in June 2022 that was amended in November 2022.

In March 2023, CECONY entered into a 364-Day Revolving Credit Agreement (the CECONY Credit Agreement) that replaced the CECONY 2022 364-Day Credit Agreement, under which banks are committed to provide loans up to $500 million on a revolving credit basis. The CECONY Credit Agreement expires in March 2024 and supports CECONY’s commercial paper program. Loans and letters of credit issued under the CECONY Credit Agreement may also be used for other general corporate purposes. Any borrowings under the CECONY Credit Agreement would generally be at variable interest rates.

At September 30, 2023, Con Edison had $1,880 million of commercial paper outstanding of which $1,798 million was outstanding under CECONY’s program. The weighted average interest rate at September 30, 2023 was 5.5 percent for both Con Edison and CECONY. At December 31, 2022, Con Edison had $2,640 million of commercial paper outstanding of which $2,300 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2022 was 4.8 percent for both Con Edison and CECONY.

At September 30, 2023 and December 31, 2022, no loans were outstanding under the Companies' Credit Agreement and December 2016 credit agreement, respectively, and no loans were outstanding under the CECONY Credit Agreement and the CECONY 2022 364-Day Credit Agreement, respectively. An immaterial amount of letters of credit were outstanding under the Credit Agreement and the December 2016 credit agreement as of September 30, 2023 and December 31, 2022, respectively.

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

Note E – Pension Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic benefit cost/(credit) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Service cost – including administrative expenses	$40	$72	$38	$67
Interest cost on projected benefit obligation	162	126	153	119
Expected return on plan assets	(279)	(292)	(265)	(277)
Recognition of net actuarial loss/(gain)	(58)	94	(55)	89
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT CREDIT	$(139)	$(4)	$(134)	$(7)
Cost capitalized	(19)	(32)	(18)	(30)
Reconciliation to rate level	72	63	66	59
Total expense (credit) recognized	$(86)	$27	$(86)	$22

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Service cost – including administrative expenses	$122	$215	$113	$202
Interest cost on projected benefit obligation	486	379	458	357
Expected return on plan assets	(837)	(876)	(795)	(832)
Recognition of net actuarial loss/(gain)	(174)	283	(164)	268
Recognition of prior service credit	(12)	(12)	(15)	(15)
TOTAL PERIODIC BENEFIT CREDIT	$(415)	$(11)	$(403)	$(20)
Cost capitalized	(61)	(100)	(58)	(95)
Reconciliation to rate level	218	192	202	182
Total expense (credit) recognized	$(258)	$81	$(259)	$67

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

Expected Contributions
Based on estimates as of September 30, 2023, the Companies expect to make contributions to the pension plans during 2023 of $22 million (of which $19 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. No funding is anticipated for the qualified plan during 2023, and during the first nine months of 2023, the Companies contributed $15 million to the non-qualified supplemental pension plans, $13 million of which was contributed by CECONY. CECONY also contributed $10 million to the external trust for its non-qualified supplemental plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Cost
The components of the Companies’ total periodic other postretirement benefit cost/(credit) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Service cost - including administrative expenses	$4	$5	$3	$4
Interest cost on projected other postretirement benefit obligation	14	8	12	8
Expected return on plan assets	(18)	(18)	(14)	(14)
Recognition of net actuarial gain	(4)	(4)	(2)	(3)
Recognition of prior service credit	—	—	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(4)	$(9)	$(1)	$(5)
Cost capitalized	(2)	(2)	(2)	(2)
Reconciliation to rate level	1	7	—	6
Total credit recognized	$(5)	$(4)	$(3)	$(1)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Service cost - including administrative expenses	$11	$14	$9	$11
Interest cost on projected other postretirement benefit obligation	43	26	37	23
Expected return on plan assets	(53)	(54)	(42)	(43)
Recognition of net actuarial gain	(12)	(11)	(6)	(7)
Recognition of prior service credit	(1)	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(12)	$(26)	$(2)	$(16)
Cost capitalized	(5)	(6)	(4)	(5)
Reconciliation to rate level	2	22	(2)	18
Total credit recognized	$(15)	$(10)	$(8)	$(3)

For information about the presentation of the components of other postretirement benefit costs, see Note E.

Contributions
As of September 30, 2023, the Companies contributed $15 million (all of which was made by CECONY) to the other postretirement benefit plans in 2023. The Companies' policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

Note G – Environmental Matters
Superfund Sites
Hazardous substances, such as asbestos, polychlorinated biphenyls and coal tar, have been used or generated in the course of operations of the Utilities and their predecessors and are present at sites and in facilities and equipment they currently or previously owned, including sites at which gas was manufactured or stored.
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
The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2023 and December 31, 2022 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Accrued Liabilities:
Manufactured gas plant sites	$874	$876	$780	$782
Other Superfund Sites	122	121	121	121
Total	$996	$997	$901	$903
Regulatory assets	$983	$991	$899	$906

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
Environmental remediation costs incurred related to Superfund Sites for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Remediation costs incurred	$1	$3	$1	$3

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Remediation costs incurred	$8	$17	$8	$16

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and nine months ended September 30, 2023 and 2022.

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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At September 30, 2023, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought over the next 15 years as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have begun, and unless otherwise determined on appeal may continue, to apply different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at September 30, 2023 and December 31, 2022 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$57	$61	$55	$59
Regulatory liabilities – workers’ compensation	$12	$11	$15	$11

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, and such estimated liability and receivable did not change as of September 30, 2023.

Other Contingencies
For additional contingencies, see "COVID-19 Regulatory Matters" and "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison has entered into various agreements providing financial or performance assurance to third parties on behalf of its subsidiaries. In addition, Con Edison has provided guarantees to third parties on behalf of its former subsidiary, the Clean Energy Businesses, that are in the process of being transferred to the buyer of the Clean Energy Businesses, RWE Aktiengesellschaft (RWE). Maximum amounts guaranteed by Con Edison totaled $218 million and $2,412 million at September 30, 2023 and December 31, 2022, respectively.
A summary, by type and term, of Con Edison's total guarantees under these agreements at September 30, 2023 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$78	$—	$—	$78
Guarantees on behalf of the Clean Energy Businesses (a)	100	—	31	131
Broken Bow II	—	—	9	9
Total	$178	$—	$40	$218
(a) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T. Guarantee amount shown represents guarantees issued on behalf of the Clean Energy Businesses that remain outstanding at September 30, 2023. Prior to and following the sale, RWE, with Con Edison's assistance, engaged in the process of transferring responsibility for these guarantees from Con Edison to RWE and that process is ongoing. Pursuant to the purchase and sale agreement, RWE is obligated to reimburse and hold harmless Con Edison for any payments Con Edison makes under guarantees issued by Con Edison on behalf of the Clean Energy Businesses. As of September 30, 2023, no such payments have been, or are probable of being, made.

Con Edison Transmission — Con Edison has guaranteed payment by Con Edison Transmission of the contributions Con Edison Transmission agreed to make to New York Transco LLC (New York Transco). Con Edison Transmission owns a 45.7 percent interest in New York Transco’s New York Energy Solution project, the majority of which has been completed. Guarantee amount shown includes the maximum possible required amount of Con Edison Transmission's contributions for the remainder of this project as calculated based on the assumptions that the project is completed at 175 percent of its estimated remaining costs and New York Transco does not use any debt financing for the project.
Broken Bow II — Con Edison has guaranteed obligations on behalf of its indirect subsidiary, Broken Bow II, associated with its investment in a wind energy facility. Broken Bow II is held for sale as of September 30, 2023. See Note T.

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Operating lease cost	$17	$22	$17	$17
Operating lease cash flows	$6	$11	$6	$5

	For the Nine Months Ended September 30,
	Con Edison (a)		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Operating lease cost	$53	$66	$49	$50
Operating lease cash flows	$17	$28	$14	$13
(a) Amounts for Con Edison include amounts for the Clean Energy Businesses through February 2023. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

As of September 30, 2023 and December 31, 2022, assets recorded as finance leases were $2 million for Con Edison and $1 million for CECONY, and the accumulated amortization associated with finance leases for Con Edison and CECONY were $2 million and $1 million as of September 30, 2023, respectively, and $5 million and $2 million as of December 31, 2022, respectively.

For the three and nine months ended September 30, 2023 and 2022, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $9 million for the three months ended September 30, 2023 and $11 million for the nine months ended September 30, 2023. Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $5 million and $3 million, respectively, for the three months ended September 30, 2022 and $76 million and $67 million, respectively, for the nine months ended September 30, 2022.
Other information related to leases for Con Edison and CECONY at September 30, 2023 and December 31, 2022 were as follows:

	Con Edison		CECONY
	2023	2022	2023	2022
Weighted Average Remaining Lease Term:
Operating leases (a)(b)	11.6 years	12.3 years	11.6 years	12.4 years
Finance leases	6.5 years	7.2 years	2.9 years	2.3 years
Weighted Average Discount Rate:
Operating leases (a)(b)	3.7%	3.7%	3.7%	3.7%
Finance leases	3.0%	1.9%	3.0%	1.0%

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
(b)Amounts for Con Edison in 2023 exclude the operating lease of Broken Bow II, that was classified as held for sale as of September 30, 2023. Including the operating lease of Broken Bow II would result in a weighted average remaining lease term of 11.7 years and a weighted average discount rate of 3.8% as of September 30, 2023. See Note T.
Future minimum lease payments under non-cancellable leases at September 30, 2023 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending September 30, (b)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2024	$65	$1	$65	$1
2025	66	—	65	—
2026	65	—	65	—
2027	65	—	65	—
2028	60	—	60	—
All years thereafter	419	1	419	—
Total future minimum lease payments	$740	$2	$739	$1
Less: imputed interest	(149)	—	(149)	—
Total	$591	$2	$590	$1
Reported as of September 30, 2023
Operating lease liabilities (current) (a)	$114	$—	$114	$—
Operating lease liabilities (noncurrent) (a)	477	—	476	—
Other noncurrent liabilities	—	2	—	1
Total	$591	$2	$590	$1
(a)Amounts exclude operating lease liabilities of Broken Bow II ($7 million) that are classified as current liabilities held for sale on Con Edison's consolidated balance sheet as of September 30, 2023. See Note T.
(b)Amounts exclude future minimum operating lease payments of Broken Bow II, of $3 million in total for years ended September 30, 2024 through 2028, and $10 million for all years thereafter, and imputed interest of $6 million.
The Utilities are lessors under certain leases whereby the Utilities own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the three and nine months ended September 30, 2023 and 2022.

Note J – Income Tax
Con Edison’s income tax expense was $144 million for the three months ended September 30, 2023 and $160 million for the three months ended September 30, 2022. The decrease in income tax expense is primarily due to lower income before income tax expense and higher flow-through of COVID-19 assistance benefits for uncollectible accounts, offset in part by changes in state apportionments resulting in higher state income taxes and lower renewable energy tax credits.

CECONY’s income tax expense was $109 million for the three months ended September 30, 2023 and $124 million for the three months ended September 30, 2022. The decrease in income tax expense is primarily due to higher flow-through of COVID-19 assistance benefits for uncollectible accounts and a favorable tax adjustment from a prior year tax return primarily due to an increase in the general business tax credits, offset in part by higher income before income tax expense and higher reserve for injuries and damages.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended September 30, 2023 and 2022 is as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(% of Pre-tax income)	2023	2022	2023	2022
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	8	6	5	5
Amortization of excess deferred federal income taxes	(6)	(6)	(7)	(7)
Cost of removal	1	1	1	1
Renewable energy credits	—	(1)	—	—
Allowance for uncollectible accounts, net of COVID-19 assistance	(2)	—	(2)	1
Impacts from the sale of the Clean Energy Businesses:
State taxes on sale of subsidiary, net of federal income tax benefit	1	—	—	—
Other	(2)	—	(1)	(1)
Effective tax rate	21%	21%	17%	20%

Con Edison’s income tax expense was $416 million for the nine months ended September 30, 2023 and $330 million for the nine months ended September 30, 2022. The increase in income tax expense is primarily due to higher income before income tax expense due to the gain on the sale of the Clean Energy Businesses ($214 million), lower renewable energy tax credits ($13 million), offset in part by higher flow-through of COVID-19 assistance benefits for uncollectible accounts ($19 million), tax benefits from the recognition of deferred unamortized investment tax credits ($105 million), and changes in state apportionments, net of federal income taxes ($27 million).

CECONY’s income tax expense was $297 million for the nine months ended September 30, 2023 and $232 million for the nine months ended September 30, 2022. The increase in income tax expense is primarily due to higher income before income tax expense, lower flow-through tax benefits in 2023 for plant-related items, lower research and development credits from prior years, a remeasurement of state deferred tax assets and liabilities as a result of the enacted New York State legislation and a decrease in the amortization of excess deferred federal income taxes due to the TCJA, offset in part by lower allowance for uncollectible accounts and higher flow-through of COVID-19 assistance benefits for uncollectible accounts.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the nine months ended September 30, 2023 and 2022 is as follows:

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(% of Pre-tax income)	2023	2022	2023	2022
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income tax benefit	5	6	5	5
Taxes attributable to non-controlling interest	—	1	—	—
Cost of removal	1	1	2	2
Other plant-related items	—	—	(1)	(1)
Renewable energy credits	(1)	(2)	—	—
Amortization of excess deferred federal income taxes	(5)	(8)	(8)	(10)
Impacts from the sale of the Clean Energy Businesses:
Changes in state apportionments, net of federal income taxes	(1)	—	—	—
Deferred unamortized investment tax credit recognized on sale of subsidiary	(4)	—	—	—
Other	—	—	—	—
Effective tax rate	16%	19%	19%	17%

On March 1, 2023, Con Edison completed the sale of the Clean Energy Businesses, which was accounted for as a stock sale for GAAP purposes and a deemed sale of assets and liquidation for tax purposes. Con Edison's pre-tax gain on the sale of the Clean Energy Businesses was $866 million ($784 million, net of tax) for the nine months ended September 30, 2023. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests and a deferred project, that were treated as distributions to Con Edison. See Note S and Note T.

In April 2023, the IRS released Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether certain expenditures to maintain, repair, replace, or improve natural gas transmission and distribution property must be capitalized as improvements by the taxpayer or currently deducted for federal income tax purposes. This revenue procedure also provides procedures for taxpayers to obtain automatic consent to change their method of accounting to the safe harbor method of accounting permitted by this revenue procedure. Con Edison recorded a reduction in its current tax payable and an increase in accumulated deferred tax liabilities of $228 million ($204 million for CECONY) to reflect the cumulative impact of this change in accounting method for the Utilities.

In May 2023, New York State passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for another three-year period, through tax year 2026, for taxpayers with taxable income greater than $5 million. The law also temporarily extended the business capital tax through tax year 2026, not to exceed an annual maximum tax liability of $5 million per taxpayer, with a corporation paying the higher of its franchise or income tax liability during the same period. New York State also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. As a result of the sale of the Clean Energy Businesses in 2023, Con Edison has New York State taxable income in excess of $5 million after using its entire New York State NOL carryforward, and therefore, the group is subject to the higher 7.25 percent rate (9.425 percent with the surcharge rate) on its taxable income for tax year 2023. As a result of this legislation, CECONY remeasured its deferred tax assets and liabilities that would reverse before 2027 and recorded state deferred income tax expense (net of federal benefit) and an increase in accumulated deferred tax liabilities of $10 million for the nine months ended September 30, 2023, all of which was recorded in the second quarter of 2023.

Uncertain Tax Positions
At September 30, 2023, the estimated liability for uncertain tax positions for Con Edison was $10 million ($7 million for CECONY). For the nine months ended September 30, 2023, Con Edison recognized $2 million of income tax expense mostly related to research and development credits on the Clean Energy Businesses. In the third quarter of 2023, Con Edison settled with the IRS on the research and development credits related to the Clean Energy Businesses for the 2016-2020 tax years which resulted in a reduction in both uncertain tax positions and related deferred tax assets for general business credit carryovers of $12 million. In addition, CECONY reversed $4 million in uncertain tax positions related to the same tax years that reduced its effective tax rate. Con Edison reasonably expects to resolve within the next twelve months approximately $9 million of various federal uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce Con Edison's effective tax rate. The amount related to CECONY is $5 million, that, if recognized, would reduce CECONY’s effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $10 million, with $7 million attributable to CECONY.

In October 2023, Con Edison reached a settlement with New York State and closed its open examinations for the 2010-2014 tax years and paid $6 million in interest and $4 million in income taxes after applying the remaining $12 million of a special deposit made in 2013. New York State tax returns for 2015-2021 remain open.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the nine months ended September 30, 2023 and 2022, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At September 30, 2023 and December 31, 2022, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three and nine months ended September 30, 2023 and 2022, revenue from contracts with customers as defined in Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$3,195	$28	$3,223	$3,165	$(88)	$3,077
Gas	338	(20)	318	409	5	414
Steam	46	3	49	55	3	58
Total CECONY	$3,579	$11	$3,590	$3,629	$(80)	$3,549
O&R
Electric	242	4	246	256	(4)	252
Gas	31	4	35	29	10	39
Total O&R	$273	$8	$281	$285	$6	$291
Clean Energy Businesses (c)
Renewables	—	—	—	197	—	197
Energy services	—	—	—	13	—	13
Develop/Transfer Projects	—	—	—	37	—	37
Other	—	—	—	—	78	78
Total Clean Energy Businesses	$—	$—	$—	$247	$78	$325
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	—	—	—	(1)	(1)
Total Con Edison	$3,853	$19	$3,872	$4,162	$3	$4,165
(a) For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans (see "Rate Plans" in Note B). For the Clean Energy Businesses, this includes revenue from wholesale services. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

(b)    Other includes the parent company, Con Edison's tax equity investments, the deferred project held for sale and consolidated adjustments. See Note T.
(c) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$7,449	$273	$7,722	$7,525	$(124)	$7,401
Gas	2,117	23	2,140	2,090	37	2,127
Steam	414	11	425	436	8	444
Total CECONY	$9,980	$307	$10,287	$10,051	$(79)	$9,972
O&R
Electric	$574	$14	$588	$595	$(1)	$594
Gas	211	4	215	217	2	219
Total O&R	$785	$18	$803	$812	$1	$813
Clean Energy Businesses (c)
Renewables	$68	$—	$68	$524	$—	$524
Energy services	7	—	7	57	—	57
Develop/Transfer Projects	7	—	7	56	—	56
Other	—	47	47	—	220	220
Total Clean Energy Businesses	$82	$47	$129	$637	$220	$857
Con Edison Transmission	$3	$—	$3	$3	—	$3
Other (b)	—	(3)	(3)	—	(6)	(6)
Total Con Edison	$10,850	$369	$11,219	$11,503	$136	$11,639
(a) For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans (see "Rate Plans" in Note B). For the Clean Energy Businesses, this includes revenue from wholesale services. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.
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

	2023				2022
(Millions of Dollars)	Unbilled contract revenue (a)		Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$80		$3		$35	$7
Additions (c)	2		—		103	—
Subtractions (c)	78		3	(d)	81	4	(d)
Ending balance as of September 30,	$4	(e)	$—		$57	$3
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
(c)Additions for unbilled contract revenue and subtractions for unearned revenue represent additional revenue earned. Additions for unearned revenue and subtractions for unbilled contract revenue represent billings. Activity also includes appropriate balance sheet classification for the period. Of the subtractions in 2023, $21 million and $1 million relate to the sale of the Clean Energy Businesses for unbilled contract revenue and unearned revenue, respectively. See (e) below.
(d)Of the subtractions from unearned revenue, $3 million and $4 million were included in the balances as of January 1, 2023 and 2022, respectively.
(e)Following the sale of the Clean Energy Businesses, Con Edison received substantially all contract revenue, net of certain costs incurred, for a battery storage project located in Imperial County, California. See Note S.

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
Starting in 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases/(decreases) to the allowance for customer uncollectible accounts for Con Edison and CECONY were $1 million and $3 million, respectively, for the three months ended September 30, 2023 and $(46) million and $(45) million, respectively, for the nine months ended September 30, 2023. The decreases primarily resulted from the credits issued pursuant to the New York State COVID-19 arrears assistance programs. See "COVID-19 Regulatory Matters" in Note B. The decreases to the allowance for customer uncollectible accounts for Con Edison and CECONY were $31 million and $27 million, respectively, for the three months ended September 30, 2022 and $12 million and $7 million, respectively, for the nine months ended September 30, 2022.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a roll forward by major portfolio segment type for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022
Allowance for credit losses
Beginning Balance at July 1,	$275	$336	$28	$9	$266	$324	$24	$7
Recoveries	3	4	—	—	3	4	—	—
Write-offs	(43)	2	(4)	(2)	(41)	4	(3)	(1)
Reserve adjustments	41	(37)	7	2	41	(35)	6	1
Ending Balance September 30,	$276	$305	$31	$9	$269	$297	$27	$7

	For the Nine Months Ended September 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022
Allowance for credit losses
Beginning Balance at January 1,	$322	$317	$10	$22	$314	$304	$7	$19
Recoveries	11	13	—	—	10	12	—	—
Write-offs	(135)	(62)	(5)	(5)	(130)	(56)	(3)	(3)
Reserve adjustments	78	37	26	(8)	75	37	23	(9)
Ending Balance September 30,	$276	$305	$31	$9	$269	$297	$27	$7

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022
CECONY
Electric	$3,223	$3,077	$4	$5	$352	$324	$867	$843
Gas	318	414	2	2	108	93	(108)	(40)
Steam	49	58	19	19	25	24	(80)	(65)
Consolidation adjustments	—	—	(25)	(26)	—	—	—	—
Total CECONY	$3,590	$3,549	$—	$—	$485	$441	$679	$738
O&R
Electric	$246	$252	$—	$—	$19	$18	59	$61
Gas	35	39	—	—	7	7	(11)	(10)
Total O&R	$281	$291	$—	$—	$26	$25	$48	$51
Clean Energy Businesses (a)	$—	$325	$—	$—	$—	$60	—	$104
Con Edison Transmission	1	1	—	—	1	—	(2)	(2)
Other (b)	—	(1)	—	—	—	(1)	(3)	(2)
Total Con Edison	$3,872	$4,165	$—	$—	$512	$525	$722	$889
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

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022
CECONY
Electric	$7,722	$7,401	$14	$14	$1,035	$994	$1,292	$1,233
Gas	2,140	2,127	6	6	319	275	533	511
Steam	425	444	55	57	74	72	(75)	(15)
Consolidation adjustments	—	—	(75)	(77)	—	—	—	—
Total CECONY	$10,287	$9,972	$—	$—	$1,428	$1,341	$1,750	$1,729
O&R
Electric	$588	$594	$—	$—	$56	$53	$73	$85
Gas	215	219	—	—	22	20	27	25
Total O&R	$803	$813	$—	$—	$78	$73	$100	$110
Clean Energy Businesses (a)	$129	$857	$—	$—	$—	$178	$37	$248
Con Edison Transmission	3	3	—	—	1	1	(6)	(8)
Other (b)	(3)	(6)	—	—	(1)	—	864	(5)
Total Con Edison	$11,219	$11,639	$—	$—	$1,506	$1,593	$2,745	$2,074
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

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at September 30, 2023 and December 31, 2022 were:

(Millions of Dollars)	2023				2022
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$115	$(63)	$52	(b)	$378	$(332)	$46	(b)
Noncurrent	63	(37)	26		193	(108)	85
Total fair value of derivative assets held and used	178	(100)	78		571	(440)	131
Current - assets held for sale (d)	—	—	—		93	(8)	85	(c)(d)
Noncurrent - assets held for sale (d)	—	—	—		83	11	94	(c)(d)
Total fair value of derivative assets	$178	$(100)	$78		$747	$(437)	$310
Fair value of derivative liabilities
Current	$(135)	$64	$(71)	(b)	$(198)	$166	$(32)	(b)
Noncurrent	(108)	40	(68)		(49)	36	(13)
Total fair value of derivative liabilities held and used	$(243)	$104	$(139)		$(247)	$202	$(45)
Current - liabilities held for sale (d)	—	—	—		(31)	6	(25)	(d)
Noncurrent - liabilities held for sale (d)	—	—	—		(3)	(8)	(11)	(d)
Total fair value of derivative liabilities	$(243)	$104	$(139)		$(281)	$200	$(81)
Net fair value derivative assets/(liabilities)	$(65)	$4	$(61)		$466	$(237)	$229
CECONY
Fair value of derivative assets
Current	$107	$(60)	$47	(b)	$350	$(312)	$38	(b)
Noncurrent	60	(34)	26		176	(96)	80
Total fair value of derivative assets	$167	$(94)	$73		$526	$(408)	$118
Fair value of derivative liabilities
Current	$(129)	$61	$(68)	(b)	$(189)	$160	$(29)
Noncurrent	(98)	38	(60)		(43)	34	(9)
Total fair value of derivative liabilities	$(227)	$99	$(128)		$(232)	$194	$(38)
Net fair value derivative assets/(liabilities)	$(60)	$5	$(55)		$294	$(214)	$80
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
(b)At September 30, 2023, margin deposits for Con Edison ($10 million and $(15) million) were classified as derivative assets and derivative liabilities, respectively, and for CECONY ($9 million and $(11) million) were classified as derivative assets and derivative liabilities, respectively, on the consolidated balance sheet, but not included in the table. At December 31, 2022 margin deposits for Con Edison and CECONY of $13 million were classified as derivative assets, and ($(10) million and $(6) million, respectively) were classified as derivative liabilities on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.
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

The Clean Energy Businesses recorded realized and unrealized gains and losses on their derivative contracts in gas purchased for resale and non-utility revenue in the reporting period in which they occurred. The Clean Energy Businesses recorded changes in the fair value of their interest rate swaps in other interest expense at the end of each reporting period. Management believes that these derivative instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and interest rates. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2023 and 2022:

		For the Three Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2023	2022	2023	2022
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$(11)	$31	$(9)	$30
Noncurrent	Regulatory liabilities	(11)	23	(9)	17
Total deferred gains/(losses)		$(22)	$54	$(18)	$47
Current	Regulatory assets	$22	$41	$20	$37
Current	Recoverable energy costs	(98)	168	(94)	152
Noncurrent	Regulatory assets	(34)	49	(29)	45
Total deferred gains/(losses)		$(110)	$258	$(103)	$234
Net deferred gains/(losses)		$(132)	$312	$(121)	$281
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$—	$(2)	$—	$—
	Non-utility revenue	—	(1)	—	—
	Other operations and maintenance expense	1	(1)	1	(1)
	Other interest expense (a)	—	49	—	—
Total pre-tax gains/(losses) recognized in income		$1	$45	$1	($1)
(a)Comprised of amounts related to interest rate swaps of the Clean Energy Businesses. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

		For the Nine Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2023	2022	2023	2022
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$(221)	$379	$(203)	$350
Noncurrent	Regulatory liabilities	(128)	91	(113)	79
Total deferred gains/(losses)		$(349)	$470	$(316)	$429
Current	Regulatory assets	$47	$50	$45	$45
Current	Recoverable energy costs	(474)	357	(449)	324
Noncurrent	Regulatory assets	(68)	19	(63)	18
Total deferred gains/(losses)		$(495)	$426	$(467)	$387
Net deferred gains/(losses)		$(844)	$896	$(783)	$816
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$4	$1	$—	$—
	Non-utility revenue	17	(23)	—	—
	Other operations and maintenance expense	1	4	1	4
	Other interest expense (a)	5	158	—	—
Total pre-tax gains/(losses) recognized in income		$27	$140	$1	$4
(a)Comprised of amounts related to interest rate swaps of the Clean Energy Businesses. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at September 30, 2023:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	30,376,045	49,800	353,360,000	2,520,000
CECONY	27,714,325	39,000	334,950,000	2,520,000
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
At September 30, 2023, Con Edison and CECONY had $76 million and $72 million, respectively, of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral. Con Edison’s net credit exposure consisted of $6 million with investment-grade counterparties, $18 million with commodity exchange brokers, and $52 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $3 million with commodity exchange brokers, $17 million with investment-grade counterparties and $52 million with non-investment grade/non-rated counterparties. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at September 30, 2023:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$133	$125
Collateral posted	73	67
Additional collateral (b) (downgrade one level from current ratings)	51	46
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	137	126
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post $1 million of additional collateral at September 30, 2023. For certain other such non-derivative transactions, the Companies would have been required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At September 30, 2023, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $19 million.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are summarized below.

	2023					2022
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$21	$137	$5	$(75)	$88	$84	$476	$2	$(420)	$142
Commodity held for sale (g)	—	—	—	—	—	6	34	31	2	73
Interest rate swaps (a)(b)(c)(f)(g)	—	—	—	—	—	—	106	—	—	106
Other (a)(b)(d)	462	121	—	—	583	437	116	—	—	553
Total assets	$483	$258	$5	$(75)	$671	$527	$732	$33	$(418)	$874
Derivative liabilities:
Commodity (a)(b)(c)	$16	$196	$15	$(72)	$155	$18	$204	$16	$(184)	$54
Commodity held for sale (g)	—	—	—	—	—	8	24	2	2	36
Total liabilities	$16	$196	$15	$(72)	$155	$26	$228	$18	$(182)	$90
CECONY
Derivative assets:
Commodity (a)(b)(c)	$21	$130	$3	$(73)	$81	$83	$434	$2	$(388)	$131
Other (a)(b)(d)	450	114	—	—	564	422	110	—	—	532
Total assets	$471	$244	$3	$(73)	$645	$505	$544	$2	$(388)	$663
Derivative liabilities:
Commodity (a)(b)(c)	$15	$187	$10	$(73)	$139	$18	$198	$8	$(180)	$44
Total liabilities	$15	$187	$10	$(73)	$139	$18	$198	$8	$(180)	$44
(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $10 million of commodity derivative assets transferred from level 3 to level 2 during the nine months ended September 30, 2023 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of December 31, 2022 to less than three years as of September 30, 2023. Con Edison and CECONY had an immaterial amount of derivative liabilities and $10 million and $9 million of commodity derivative assets, respectively, transferred from level 3 to level 2 during the year ended December 31, 2022 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2022 to less than three years as of December 31, 2022.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2023 and December 31, 2022, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

	Fair Value of Level 3 at September 30, 2023	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(6)	Discounted Cash Flow	Forward energy prices (a)	$33.95-$137.60 per MWh
Electricity	(5)	Discounted Cash Flow	Forward capacity prices (a)	$1.90-$11.75 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.09-$3.80 per MWh
Total Con Edison—Commodity	$(10)
CECONY – Commodity
Electricity	$(4)	Discounted Cash Flow	Forward energy prices (a)	$37.55-$137.60 per MWh
Electricity	(4)	Discounted Cash Flow	Forward capacity prices (a)	$1.90-$11.75 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.09-$3.80 per MWh
Total CECONY—Commodity	$(7)
(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2023 and 2022 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Beginning balance as of July 1,	$(7)	$9	$(4)	$(11)
Included in earnings	2	(10)	1	(1)
Included in regulatory assets and liabilities	(3)	14	(3)	11
Purchases	—	1	—	—
Settlements	(2)	2	(1)	1
Transfer out of level 3	—	—	—	—
Ending balance as of September 30,	$(10)	$16	$(7)	$—

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Beginning balance as of January 1,	$15	$(11)	$(6)	$(7)
Included in earnings	(2)	13	(1)	(3)
Included in regulatory assets and liabilities	16	7	10	5
Purchases	—	3	—	—
Settlements	—	3	—	4
Decrease due to the sale of the Clean Energy Businesses (a)	(29)	—	—	—
Transfer out of level 3	(10)	1	(10)	1
Ending balance as of September 30,	$(10)	$16	$(7)	$—
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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues on the consolidated income statement. The Clean Energy Businesses recorded an $8 million loss. For the three months ended September 30, 2022 and a $17 million loss and $20 million gain for the nine months ended September 30, 2023 and 2022, respectively. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses and amounts for 2023 are shown through the date of sale. See Note S and Note T.

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

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses, including CED Nevada Virginia and the Tax Equity Projects, defined below. See Note S.

In connection with the sale, Con Edison retained a tax equity interest valued at $20 million in two renewable electric projects located in Virginia that is accounted for as an equity method investment and that represents the maximum exposure to loss for this investment. See Note S. The earnings of the projects, once in service, are determined using the hypothetical liquidation at book value (HLBV) method of accounting and resulted in losses of $4 million ($3 million, after tax) and $8 million ($6 million, after tax) for the three and nine months ended September 30, 2023, respectively. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the renewable electric projects is not held by Con Edison.

Con Edison also retained its $11 million equity interest in the Crane solar project that was valued at $0 as of September 30, 2023 and that is accounted for as an equity method investment. See Note S. The earnings of the project are determined using the HLBV method of accounting and were not material for the three and nine months ended September 30, 2023 or 2022. Con Edison is not the primary beneficiary since the power to direct the activities that most significantly impact the economics of the renewable electric project is not held by Con Edison.

HLBV Accounting
Con Edison has determined that the use of HLBV accounting is reasonable and appropriate to attribute income and loss to the tax equity investors. Using the HLBV method, Con Edison's earnings from the projects are adjusted to reflect the income or loss allocable to the tax equity investors calculated based on how the project would allocate and distribute its cash if it were to sell all of its assets for their carrying amounts and liquidate at a particular point in time. Under the HLBV method, Con Edison calculates the liquidation value allocable to the tax equity investors at the beginning and end of each period based on the contractual liquidation waterfall and adjusts its income for the period to reflect the change in the liquidation value allocable to the tax equity investors.

CED Nevada Virginia
In February 2021, a subsidiary of the Clean Energy Businesses entered into an agreement relating to certain projects (CED Nevada Virginia) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows will be allocated. CED Nevada Virginia is a consolidated entity in which Con Edison had less than a 100 percent membership interest at December 31, 2022 and has no interest subsequent to the sale of the Clean Energy Business on March 1, 2023. Con Edison was the primary beneficiary since the power to direct the activities that most significantly impact the economics of CED Nevada Virginia was held by Con Edison. The HLBV method of accounting resulted in an immaterial amount of income/(loss) for Con Edison and the tax equity investor for the nine months ended September 30, 2023; the amounts for the three and nine months ended September 30, 2022 are presented below. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(Millions of Dollars)	2022	2022

Income/(Loss) attributable to tax equity investor	$6	$(36)
Income/(Loss) attributable to tax equity investor after tax	5	(27)
Income/(Loss) attributable to Con Edison	(7)	32
Income/(Loss) attributable to Con Edison after tax	(5)	24

Tax Equity Projects
In 2018, the Clean Energy Businesses completed its acquisition of Sempra Solar Holdings, LLC. Included in the acquisition were certain operating projects (Tax Equity Projects) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows are allocated. The Tax Equity Projects were consolidated entities in which Con Edison had less than a 100 percent membership interest at December 31, 2022 and has no interest in subsequent to the sale of the Clean Energy Businesses on March 1, 2023. Con Edison was the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects was held by Con Edison. Electricity generated by the Tax Equity Projects is sold to utilities and municipalities pursuant to long-term power purchase agreements. The HLBV method of accounting resulted in an immaterial amount of income/(loss) for Con Edison and the tax equity investor for the nine months ended September 30, 2023; the amounts for the three and nine months ended September 30, 2022 are presented below. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(Millions of Dollars)	2022	2022
Income/(Loss) attributable to tax equity investor	$—	$(7)
Income/(Loss) attributable to tax equity investor after tax	—	(5)
Income/(Loss) attributable to Con Edison	16	44
Income/(Loss) attributable to Con Edison after tax	12	33

At December 31, 2022, Con Edison’s consolidated balance sheet included the following amounts associated with its VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)	Copper Mountain - Mesquite Solar (c)(e)	CED Nevada Virginia (c)(f)
(Millions of Dollars)	2022	2022	2022
Assets held for sale (a)	$305	$580	$686
Total assets (a)	$305	$580	$686
Liabilities held for sale (b)	20	81	331
Total liabilities (b)	$20	$81	$331
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

Note Q – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison to not more than 100 percent of their respective income available for dividends calculated on a two–year rolling average basis. Excluded from the calculation of “income available for dividends” are non-cash charges to income resulting from accounting changes or charges to income resulting from significant unanticipated events. The restriction also does not apply to dividends paid in order to transfer to Con Edison proceeds from major transactions, such as asset sales, or to dividends reducing each utility subsidiary’s equity ratio to a level appropriate to its business risk. As a result, substantially all of the net assets of CECONY and O&R ($19,113 million and $1,057 million, respectively), at September 30, 2023, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,
	CECONY
(Millions of Dollars)	2023	2022
Cost of services provided	$39	$35
Cost of services received	$21	$19

	For the Nine Months Ended September 30,
	CECONY (a)
(Millions of Dollars)	2023	2022
Cost of services provided	$105	$101
Cost of services received	$61	$56
(a) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T.
In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R, $14 million and $26 million of natural gas for the three months ended September 30, 2023 and 2022, respectively, and $60 million and $97 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts are net of the effect of related hedging transactions.
At September 30, 2023 and December 31, 2022, CECONY's net receivable (payable) from/to Con Edison for income taxes was $418 million and $(89) million, respectively.

The Utilities perform work and incur expenses on behalf of New York Transco. Con Edison Transmission has a 45.7 percent interest in New York Transco's New York Energy Solution project and a 41.7 percent interest in New York Transco's share of the Propel NY Energy project that is jointly owned with the New York Power Authority. The Utilities bill New York Transco for such work and expenses in accordance with established policies. For the three months ended September 30, 2023 and 2022, the amounts billed by the Utilities to New York Transco were

$1 million and $2 million, respectively, and for the nine months ended September 30, 2023 and 2022, the amounts were $7 million and $6 million, respectively.

CECONY has a 20-year transportation contract with the Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. Con Edison Transmission has an interest in MVP. See "Investments - Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its MVP contract unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request. CECONY has not incurred costs under the contract.

FERC has authorized CECONY to lend funds to O&R for a period of no more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At September 30, 2023 and December 31, 2022 there were no outstanding loans to O&R.

The Clean Energy Businesses had financial electric capacity contracts with CECONY and O&R. For the three and nine months ended September 30, 2022, the Clean Energy Businesses realized gains of $1 million and $2 million, respectively, under these contracts. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. As a result of the sale, the Clean Energy Businesses are no longer recognized as a related party. See Note S and Note T.

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

Con Edison's preliminary gain on the sale of the Clean Energy Businesses was $866 million ($784 million, after tax) for the nine months ended September 30, 2023, including an immaterial amount for the three months ended September 30, 2023 resulting from certain finalization adjustments, and remains subject to true-up for the finalization adjustments described above. The portion of the gain attributable to the non-controlling interest retained in certain tax-equity projects was not material. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects, described below, and one deferred project, Broken Bow II, a 75MW nameplate capacity wind power project located in Nebraska. See Note T. Transfer of the project is dependent on one outstanding counterparty consent, and if and when such consent is obtained within two years of the sale of the Clean Energy Businesses, i.e., by February 28, 2025, the project will transfer. RWE Renewables Americas, LLC is operating the facility on behalf of Con Edison pursuant to certain service agreements, for which the fees are not material.

Con Edison retained the Clean Energy Businesses' tax equity investment interest in the Crane solar project and another tax equity investment interest in two solar projects located in Virginia. These tax equity partnerships produce renewable energy tax credits that can be used to reduce Con Edison’s federal income tax in the year in which the projects are placed in service. These tax credits would be subject to recapture, in whole or in part, if the assets were sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for its interests in these tax equity partnerships. The combined carrying value of the retained tax equity interests is approximately $13 million at September 30, 2023.

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

Concurrent with entering into the purchase and sale agreement, Con Edison incurred costs in the normal course of the sale process. Transaction costs of $48 million ($35 million after-tax) were recorded in 2022, and $11 million ($8 million after-tax) was recorded in the first three and nine months of 2023. Also, depreciation and amortization expense of approximately $41 million ($28 million after-tax) were not recorded on the assets of the Clean Energy Businesses in 2023 through the closing of the transaction.

Following the sale of the Clean Energy Businesses and pursuant to a reimbursement and indemnity agreement with RWE, Con Edison remains responsible for certain potential costs related to a battery storage project located in Imperial County, California. Con Edison's exposure under the agreement could range up to approximately $172 million. As of September 30, 2023, no amounts were recorded as liabilities on Con Edison's consolidated balance sheet related to this agreement. During the first nine months of 2023, Con Edison received $24 million of net proceeds from this battery storage project, and $4 million was recorded as unbilled contract revenue as of September 30, 2023. See Note K.

The following table shows the pre-tax operating income for the Clean Energy Businesses. The 2023 period shown is through the date of the sale of the Clean Energy Businesses and as such there is no applicable data for the three months ended September 30, 2023.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(Millions of Dollars)	2022	2023	2022
Pre-tax operating income	$118	$25	$361
Pre-tax operating income, excluding non-controlling interest	$123	$21	$317

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

At September 30, 2023, the carrying amounts of the major classes of assets and liabilities of Broken Bow II that are expected to be sold are presented on a held-for-sale basis, and accordingly exclude net deferred tax liability balances, as follows:

(Millions of Dollars)	September 30, 2023
ASSETS
CURRENT ASSETS
Restricted cash	$5
Other current assets	3
TOTAL CURRENT ASSETS	8
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation	76
NET PLANT	76
OTHER NONCURRENT ASSETS
Intangible Assets less accumulated amortization	72
Operating lease right-of-use asset	7
TOTAL OTHER NONCURRENT ASSETS	79
TOTAL ASSETS	$163

(Millions of Dollars)	September 30, 2023
LIABILITIES
CURRENT LIABILITIES
Long-term debt due within one year	$2
Operating lease liabilities	2
Other current liabilities	3
TOTAL CURRENT LIABILITIES	7
NONCURRENT LIABILITIES
Asset retirement obligations	3
Operating lease liabilities	5
TOTAL NONCURRENT LIABILITIES	8
LONG-TERM DEBT	61
TOTAL LIABILITIES	$76

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2022 (File Nos.1-14514 and 1-01217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined
Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023 (File Nos. 1-14514 and 1-01217).

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
•RECO

Con Edison’s principal business operations are those of CECONY, O&R and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission invests in electric transmission projects and manages both electric and gas assets while seeking to develop electric transmission projects. See "Investments" in Note A to the Third Quarter Financial Statements. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Third Quarter Financial Statements.

Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted electric and gas assets. Con Edison invests to provide reliable, resilient, safe and clean energy critical for its New York customers. Con Edison is a responsible neighbor, helping the communities it serves become more sustainable.

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

Aged Accounts Receivable Balances
At September 30, 2023, CECONY’s and O&R’s customer accounts receivables balances of $2,228 million and $96 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,041 million and $15 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivables (balances outstanding in excess of 60 days) of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivables as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. In general, the Utilities suspended service disconnections during the COVID-19 pandemic. CECONY’s electric and gas rate plans include reconciliation of late payment charges (from January 1, 2023 through December 31, 2025) and write-offs of customer accounts receivable balances (from January 1, 2020 through December 31, 2025) to amounts reflected in rates, with recovery/refund from or to customers via surcharge/sur-credit. Surcharge recoveries for late payment charges and write-offs of accounts receivable balances will, collectively, be subject to separate annual caps for electric and gas that produce no more than a half percent (0.5 percent) total customer bill impact per commodity (estimated for electric to be $57.3 million, $60.3 million, $62.6 million for 2023, 2024 and 2025, respectively, and for gas to be $14.8 million, $15.9 million and $16.8 million for 2023, 2024 and 2025, respectively). Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in CECONY’s next base rate cases. O&R’s 2022 - 2024 rate plans include reconciliation of late payment charges to amounts reflected in rates for years 2022 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity. Although these regulatory mechanisms are in place, a continued slower recovery in cash of outstanding customer accounts receivable balances has impacted the Companies’ liquidity and may continue to impact liquidity. The Utilities resumed collection activities, including write-offs of uncollectible customer accounts receivable balances. See “Liquidity and Capital Resources” and “Capital Requirements and Resources,” below and "Regulatory Matters – Rate Plans – CECONY Electric and Gas” in Note B to the Third Quarter Financial Statements.

Con Edison Transmission
Con Edison Transmission, through its New York Transco partnership and jointly with the New York Power Authority, is developing the Propel NY Energy transmission project that will deliver offshore wind energy from Long Island to New York City, Westchester County and the rest of the state's high voltage power grid. Con Edison Transmission expects to continue to participate in competitive solicitations to develop additional electric projects. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements. During 2020 and 2021, Con Edison Transmission recorded impairments on its investment in the Mountain Valley Pipeline, LLC (MVP). Any future impairments of Con Edison Transmission’s investment in MVP may impact Con Edison’s future financial condition and results of operations. See "Investments" in Note A to the Third Quarter Financial Statements and “Con Edison Transmission,” below.

CECONY
Electric
CECONY provides electric service to approximately 3.6 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

During the summer (June-August) of 2023, electric peak demand in CECONY's service area was 11,464 MW (which occurred on July 27, 2023). At design conditions, electric peak demand in CECONY's service area would have been approximately 12,567 MW in 2023 compared to CECONY's forecast of 12,990 MW. The lower peak demand at design conditions as compared to the forecast reflects lower than anticipated new business, higher than anticipated energy efficiency measures by customers and variability in customers’ hybrid work schedules. CECONY increased its five-year forecast of average annual growth in electric peak demand in its service area at design conditions from approximately 0.6 percent (for 2023 to 2027) to approximately 0.7 percent (for 2024 to 2028).

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

In June 2023, CECONY decreased its five-year forecast of average annual growth of the firm peak gas demand in its service area at design conditions from 1.0 percent (for 2023 to 2027) to 0.8 percent (for 2024 to 2028). The decrease primarily reflects customers’ energy efficiency measures and electrification of space heating plus New York State’s prohibition on the installation of fossil-fuel combustion equipment in certain new buildings within the next five years.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 15,794 MMlb of steam annually to approximately 1,520 customers in parts of Manhattan.

In June 2023, CECONY decreased its five-year forecast of the average annual peak steam demand in its service area at design conditions from a 0.1 percent decrease (for 2023 to 2027) to a 0.5 percent decrease (for 2024 to 2028). The decrease reflects continued lower commercial building occupancy levels in the aftermath of the COVID-19 pandemic and customer migration to other heating sources.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey an approximately 1,300 square mile service area.

During the summer (June-August) of 2023, electric peak demand in O&R's service area was 1,336 MW (which occurred on July 28, 2023). At design conditions, electric peak demand in O&R's service area would have been approximately 1,493 MW in 2023 compared to O&R's forecast of 1,545 MW. The lower peak demand at design conditions as compared to the forecast primarily reflects lower than anticipated new business, higher than anticipated solar energy contributions from customers and variability in customers’ hybrid work schedules. O&R increased its five-year forecast of average annual growth in electric peak demand in its service area at design conditions from approximately 0.4 percent (for 2023 to 2027) to approximately 2.0 percent (for 2024 to 2028).

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

In June 2023, O&R decreased its five-year forecast of the average annual firm peak gas demand in its service area at design conditions from a 0.1 percent decrease (for 2023 to 2027) to a 0.2 percent decrease (for 2024 to 2028). The decrease primarily reflects customers’ energy efficiency measures and electrification of space heating plus New York State’s prohibition on the installation of fossil-fuel combustion equipment in certain new buildings within the next five years.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended September 30, 2023				For the Nine Months Ended September 30, 2023				At September 30, 2023
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$3,590	93%	$515	98%	$10,287	92%	$1,308	60%	$59,587	92%
O&R	281	7	36	7	803	7	75	3	3,622	6
Total Utilities	$3,871	100%	$551	105%	$11,090	99%	$1,383	63%	$63,209	98%
Clean Energy Businesses (a)(c)	—	—	—	—	129	1	22	1	—	—
Con Edison Transmission	1	—	4	1	3	—	10	—	377	1
Other (b)(c)	—	—	(29)	(6)	(3)	—	770	36	819	1
Total Con Edison	$3,872	100%	$526	100%	$11,219	100%	$2,185	100%	$64,405	100%
(a)Net income for common stock from the Clean Energy Businesses for the nine months ended September 30, 2023 includes $(9) million net after-tax mark-to-market effects. Net income for common stock from the Clean Energy Businesses for the nine months ended September 30, 2023 also includes $2 million (after-tax) net of the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Depreciation and amortization expenses on their assets of $31 million (after-tax) were not recorded for the nine months ended September 30, 2023. See "Assets Held for Sale" in Note A, Note S and Note T to the Third Quarter Financial Statements.

(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Net income for common stock for the nine months ended September 30, 2023 includes an immaterial amount of income tax impact on the net after-tax mark-to-market effects. Net income for common stock for the three and nine months ended September 30, 2023 also includes $(3) million net of tax and $(7) million net of tax, respectively, on the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock for the three and nine months ended September 30, 2023 also includes $(5) million net of tax and $(13) million net of tax, respectively, of transaction costs and other accruals related to the sale of the Clean Energy Businesses. Impact of the sale of the Clean Energy Businesses on the changes in state unitary tax apportionments (net of federal taxes) for the three and nine months ended September 30, 2023 includes $(7) million and $(17) million, respectively. Depreciation and amortization expenses on the assets of the Clean Energy Businesses of $(3) million (after-tax) were not recorded for the nine months ended September 30, 2023. Net income for common stock for the three months ended September 30, 2023 includes an increase in state taxes on sale of $(19) million (after-tax). Net income for common stock for the nine months ended September 30, 2023 includes $784 million (after-tax) for the gain on the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Third Quarter Financial Statements.

(c)On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Third Quarter Financial Statements.

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

New York Legislation
In April 2021, New York passed a law that increased the corporate franchise tax rate on business income from 6.5 percent to 7.25 percent, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875 percent, not to exceed a maximum tax liability of $5 million per taxpayer. New York requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax were scheduled to expire after 2023. In May 2023, New York passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for an additional three years, through tax year 2026 and extended the business capital tax through tax year 2026. New York also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. As a result of the sale of the Clean Energy Businesses in 2023, Con Edison has New York State taxable income in excess of $5 million after using its entire New York state NOL carryforward, and therefore, the group is subject to the higher 7.25 percent rate (9.425 percent with the surcharge rate) on its taxable income for tax year 2023. As a result of this legislation, CECONY remeasured its deferred tax assets and liabilities that would reverse before 2027 and recorded state deferred income tax expense (net of federal tax benefit) and an increase in accumulated deferred tax liabilities of $10 million for the nine months ended September 30, 2023, all of which was recorded in the second quarter of 2023.

Results of Operations
Net income for common stock and earnings per share for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$515	$493	$1.49	$1.39	$1,308	$1,138	$3.75	$3.21
O&R	36	33	0.10	0.09	75	72	0.21	0.20
Clean Energy Businesses (a) (d)	—	97	—	0.28	22	293	0.06	0.83
Con Edison Transmission	4	1	0.01	—	10	2	0.03	0.01
Other (b)	(29)	(11)	(0.07)	(0.03)	770	(35)	2.22	(0.10)
Con Edison (c)	$526	$613	$1.53	$1.73	$2,185	$1,470	$6.27	$4.15
(a)Net income for common stock and earnings per share from the Clean Energy Businesses for the nine months ended September 30, 2023 includes $(9) million or $(0.03) a share net after-tax mark-to-market effects. Net income for common stock and earnings per share from the Clean Energy Businesses for the nine months ended September 30, 2023 also includes $2 million or $0.01 a share (after-tax) net of the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Depreciation and amortization expenses on their assets of $31 million or $0.09 a share (after-tax) were not recorded for the nine months ended September 30, 2023. See "Assets Held for Sale" in Note A, Note S and Note T to the Third Quarter Financial Statements.

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

(b)    Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Net income for common stock and earnings per share for the nine months ended September 30, 2023 includes an immaterial amount or $0.00 a share net of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the three and nine months ended September 30, 2023 also includes $(3) million or $(0.01) a share and $(7) million or $(0.02), a share net of income tax impact on the effects of HLBV accounting, respectively, for tax equity investments in certain renewable electric projects. Net income for common stock for the three and nine months ended September 30, 2023 also includes $(5) million or $(0.01) a share and $(13) million and $(0.04) a share of transaction costs and other accruals, respectively, related to the sale of the Clean Energy Businesses (net of tax). Impact of the sale of the Clean Energy Businesses on the changes in state unitary tax apportionments (net of federal taxes) is $(7) million or $(0.02) per share and $(17) million or $(0.05) per share for the three and nine months ended September 30, 2023, respectively. Depreciation and amortization expenses on the assets of the Clean Energy Businesses of $(3) million or $(0.01) a share (after-tax) were not recorded for the nine months ended September 30, 2023. Net income for common stock and earnings per share for the three months ended September 30, 2023 includes an increase in the state taxes on sale of $(19) million or $(0.05) a share. Net income for common stock and earnings per share for the nine months ended September 30, 2023 includes $784 million (after-tax) or $2.25 a share (after-tax) for the gain on the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Third Quarter Financial Statements.

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

(c)    Earnings per share on a diluted basis were $1.52 a share and $1.72 a share for the three months ended September 30, 2023 and 2022, respectively, and $6.24 a share and $4.13 a share for the nine months ended September 30, 2023 and 2022, respectively. In March 2023, Con Edison entered into ASR Contracts with two dealers to repurchase $1,000 million in aggregate of Common Shares. Con Edison’s share repurchase was completed in the second quarter of 2023. See Note C to the Third Quarter Financial Statements.

(d)    On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Third Quarter Financial Statements.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and nine months ended September 30, 2023 as compared with the 2022 period.

Variation for the Three Months Ended September 30, 2023 vs. 2022
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Electric base rate increase	$123	$0.35
Higher operations maintenance activities	(40)	(0.11)
Higher interest expense	(28)	(0.08)
Higher operation and maintenance expense for stock-based compensation, health care costs and injuries and damages	(15)	(0.04)
Change in incentives earned under the electric and gas earnings adjustment mechanisms (EAMs)	(10)	(0.03)
Gas base rate change	(6)	(0.02)
Higher payroll taxes	(4)	(0.01)
Accretive effect of share repurchase	—	0.04
Other	2	—
Total CECONY	22	0.10
O&R (a)
Electric base rate increase	3	0.01
Gas base rate increase	1	—
Other	(2)	—
Total O&R	2	0.01
Clean Energy Businesses (b)
Total Clean Energy Businesses	(97)	(0.28)
Con Edison Transmission
Higher investment income	2	0.01
Other	1	—
Total Con Edison Transmission	3	0.01
Other, including parent company expenses
Higher interest income primarily related to the proceeds from sale of the Clean Energy Businesses	5	0.01
Lower interest expense	4	0.01
Net mark-to-market effects	4	0.01
Gain and other impacts related to the sale of the Clean Energy Businesses	(31)	(0.08)
HLBV effects	(4)	(0.01)
Other	5	0.02
Total Other, including parent company expenses	(17)	(0.04)
Total Reported (GAAP basis)	$(87)	$(0.20)

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

Variation for the Nine Months Ended September 30, 2023 vs. 2022
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Electric base rate increase	$193	$0.55
Gas base rate increase	55	0.16
Higher interest income	7	0.02
Lower operation and maintenance expense from stock-based compensation, health care costs and injuries and damages	2	0.01
Higher income from allowance for equity funds used during construction	2	0.01
Higher interest expense	(68)	(0.19)
Weather impact on steam revenues	(25)	(0.07)
Higher electric operations maintenance activities	(6)	(0.02)
Change in incentives earned under the electric and gas earnings adjustment mechanisms (EAMs)	(3)	(0.01)
Accretive effect of share repurchase	—	0.06
Other	13	0.02
Total CECONY	170	0.54
O&R (a)
Electric base rate increase	5	0.01
Gas base rate increase	4	0.01
Higher storm-related costs	(3)	(0.01)
Other	(3)	—
Total O&R	3	0.01
Clean Energy Businesses (b)
Total Clean Energy Businesses	(271)	(0.77)
Con Edison Transmission
Higher investment income	6	0.02
Other	2	—
Total Con Edison Transmission	8	0.02
Other, including parent company expenses
Gain and other impacts related to the sale of the Clean Energy Businesses	753	2.16
Higher interest income primarily related to proceeds from sale of the Clean Energy Businesses	15	0.04
Lower interest expense	12	0.03
Net mark-to-market effects	10	0.03
Production tax credit from deferred project	4	0.01
Lower New York state capital taxes	4	0.01
Lower expenses related to the capital funding facility	4	0.01
HLBV effects	(4)	(0.01)
Accretive effect of share repurchase	—	0.04
Other	7	—
Total Other, including parent company expenses	805	2.32
Total Reported (GAAP basis)	$715	$2.12

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

The Companies’ other operations and maintenance expenses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2023	2022	2023	2022
CECONY
Operations	$513	$420	$1,383	$1,276
Pensions and other postretirement benefits	87	104	259	312
Health care and other benefits	52	39	124	109
Regulatory fees and assessments (a)	111	104	283	271
Other	71	140	292	299
Total CECONY	$834	$807	$2,341	$2,267
O&R	96	88	283	259
Clean Energy Businesses (b)	—	101	47	252
Con Edison Transmission	2	3	8	10
Other (c)	1	—	(1)	(3)
Total other operations and maintenance expenses	$933	$999	$2,678	$2,785
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments that are collected in revenues.
(b)On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Third Quarter Financial Statements.
(c)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note T.

A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2023 and 2022 follows. For additional business segment financial information, see Note M to the Third Quarter Financial Statements.

The Companies’ results of operations for the three months ended September 30, 2023 and 2022 were as follows:

	CECONY		O&R		Clean Energy Businesses (a)		Con Edison Transmission		Other (b)		Con Edison (c)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Operating revenues	$3,590	$3,549	$281	$291	$—	$325	$1	$1	$—	$(1)	$3,872	$4,165
Purchased power	719	643	77	89	—	—	—	—	—	(1)	796	731
Fuel	34	59	—	—	—	—	—	—	—	—	34	59
Gas purchased for resale	62	113	11	16	—	55	—	—	—	1	73	185
Other operations and maintenance	834	807	96	88	—	101	2	3	1	—	933	999
Depreciation and amortization	485	441	26	25	—	60	1	—	—	(1)	512	525
Taxes, other than income taxes	777	748	23	22	—	5	—	—	1	2	801	777
Gain on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	—	(1)	—	(1)	—
Operating income (loss)	679	738	48	51	—	104	(2)	(2)	(3)	(2)	722	889
Other income (deductions)	184	81	12	5	—	1	8	5	3	(3)	207	89
Net interest expense	239	202	13	11	—	(19)	—	2	7	3	259	199
Income (loss) before income tax expense	624	617	47	45	—	124	6	1	(7)	(8)	670	779
Income tax expense	109	124	11	12	—	21	2	—	22	3	144	160
Net income (loss)	$515	$493	$36	$33	$—	$103	$4	$1	$(29)	$(11)	$526	$619
Income (loss) attributable to non-controlling interest	—	—	—	—	—	6	—	—	—	—	—	6
Net income (loss) for common stock	$515	$493	$36	$33	$—	$97	$4	$1	$(29)	$(11)	$526	$613

(a)On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Third Quarter Financial Statements.
(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note T to the Third Quarter Financial Statements.
(c)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended September 30, 2023				For the Three Months Ended September 30, 2022
(Millions of Dollars)	Electric	Gas	Steam	2023 Total	Electric	Gas	Steam	2022 Total	2023-2022 Variation
Operating revenues	$3,223	$318	$49	$3,590	$3,077	$414	$58	$3,549	$41
Purchased power	713	—	6	719	628	—	15	643	76
Fuel	33	—	1	34	58	—	1	59	(25)
Gas purchased for resale	—	62	—	62	—	113	—	113	(51)
Other operations and maintenance	644	129	61	834	645	114	48	807	27
Depreciation and amortization	352	108	25	485	324	93	24	441	44
Taxes, other than income taxes	614	127	36	777	579	134	35	748	29
Operating income	$867	$(108)	$(80)	$679	$843	$(40)	$(65)	$738	$(59)

Electric
CECONY’s results of electric operations for the three months ended September 30, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2023	September 30, 2022	Variation
Operating revenues	$3,223	$3,077	$146
Purchased power	713	628	85
Fuel	33	58	(25)
Other operations and maintenance	644	645	(1)
Depreciation and amortization	352	324	28
Taxes, other than income taxes	614	579	35
Electric operating income	$867	$843	$24

CECONY’s electric sales and deliveries for the three months ended September 30, 2023 compared with the 2022 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2023	September 30, 2022	Variation	Percent Variation		September 30, 2023	September 30, 2022	Variation	Percent Variation
Residential/Religious (b)	3,960	4,303	(343)	(8.0)%		$1,233	$1,069	$164	15.3%
Commercial/Industrial	3,052	3,003	49	1.6		840	808	32	4.0
Retail choice customers	5,914	6,107	(193)	(3.2)		817	825	(8)	(1.0)
NYPA, Municipal Agency and other sales	2,657	2,611	46	1.8		284	240	44	18.3
Other operating revenues (c)	—	—	—	—		49	135	(86)	(63.7)
Total	15,583	16,024	(441)	(2.8)%	(d)	$3,223	$3,077	$146	4.7%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.2 percent in the three months ended September 30, 2023 compared with the 2022 period.

Operating revenues increased $146 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to an increase in revenues from the electric rate plan ($166 million) and higher purchased power expenses ($85 million), offset in part by lower unbilled revenue accrual ($71 million), lower fuel expenses ($25 million) and a change in incentives earned under the earnings adjustment mechanisms (EAMs) ($10 million).

Purchased power expenses increased $85 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to higher unit costs ($187 million), offset in part by lower purchased volumes ($102 million).

Fuel expenses decreased $25 million in the three months ended September 30, 2023 compared with the 2022 period due to lower unit costs ($28 million), offset by higher purchased volumes from CECONY's electric generating facilities ($3 million).

Depreciation and amortization expenses increased $28 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $35 million in the three months ended September 30, 2023 compared with the 2022 period due to higher property taxes ($54 million) and payroll taxes ($4 million), offset in part by lower deferral of over-collected property taxes ($26 million).

Gas
CECONY’s results of gas operations for the three months ended September 30, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2023	September 30, 2022	Variation
Operating revenues	$318	$414	$(96)
Gas purchased for resale	62	113	(51)
Other operations and maintenance	129	114	15
Depreciation and amortization	108	93	15
Taxes, other than income taxes	127	134	(7)
Gas operating income	$(108)	$(40)	$(68)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2023 compared with the 2022 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2023	September 30, 2022	Variation	Percent Variation		September 30, 2023	September 30, 2022	Variation	Percent Variation
Residential	3,884	4,467	(583)	(13.1)%		$131	$150	$(19)	(12.7)%
General	4,094	4,759	(665)	(14.0)		58	94	(36)	(38.3)
Firm transportation	9,953	8,821	1,132	12.8		85	88	(3)	(3.4)
Total firm sales and transportation	17,931	18,047	(116)	(0.6)%	(b)	$274	$332	$(58)	(17.5)%
Interruptible sales (c)	2,693	1,222	1,471	Large		13	10	3	30.0
NYPA	15,214	14,381	833	5.8		1	1	—	—
Generation plants	23,215	19,633	3,582	18.2		6	11	(5)	(45.5)
Other	4,023	4,141	(118)	(2.8)		6	6	—	—
Other operating revenues (d)	—	—	—	—		18	54	(36)	(66.7)
Total	63,076	57,424	5,652	9.8%		$318	$414	$(96)	(23.2)%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area decreased 2.3 percent in the three months ended September 30, 2023 compared with the 2022 period.
(c)Includes 1,819 thousand and 273 thousand of Dt for the 2023 and 2022 periods, respectively, that are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plans.

Operating revenues decreased $96 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to lower gas purchased for resale ($51 million), lower unbilled revenue accrual ($16 million), a certain rate plan reconciliation ($13 million), a decrease in revenues from the gas rate plan ($8 million) and a change in incentives earned under the earnings adjustment mechanisms (EAMs) ($4 million).

Gas purchased for resale decreased $51 million in the three months ended September 30, 2023 compared with the 2022 period due to lower unit costs ($40 million) and lower purchased volumes ($11 million).

Other operations and maintenance expenses increased $15 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to higher gas operations costs ($15 million).

Depreciation and amortization expenses increased $15 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes decreased $7 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to a lower deferral of over-collected property taxes ($25 million), offset in part by higher property taxes ($19 million).

Steam
CECONY’s results of steam operations for the three months ended September 30, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2023	September 30, 2022	Variation
Operating revenues	$49	$58	$(9)
Purchased power	6	15	(9)
Fuel	1	1	—
Other operations and maintenance	61	48	13
Depreciation and amortization	25	24	1
Taxes, other than income taxes	36	35	1
Steam operating income	$(80)	$(65)	$(15)

CECONY’s steam sales and deliveries for the three months ended September 30, 2023 compared with the 2022 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2023	September 30, 2022	Variation	Percent Variation		September 30, 2023	September 30, 2022	Variation	Percent Variation
General	7	7	—	—%		$2	$2	$—	—%
Apartment house	568	582	(14)	(2.4)		12	13	(1)	(7.7)
Annual power	1,796	2,006	(210)	(10.5)		30	38	(8)	(21.1)
Other operating revenues (a)	—	—	—	—		5	5	—	—
Total	2,371	2,595	(224)	(8.6)%	(b)	$49	$58	$(9)	(15.5)%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 8.0 percent in the three months ended September 30, 2023 compared with the 2022 period.

Operating revenues decreased $9 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to lower purchased power ($9 million).

Purchased power decreased $9 million in the three months ended September 30, 2023 compared with the 2022 period due to lower unit costs ($8 million) and lower purchased volumes ($1 million).

Other operations and maintenance expenses increased $13 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($6 million) and an increase in municipal infrastructure support ($4 million).

Taxes, Other Than Income Taxes
At $777 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the three months ended September 30, 2023. The principal components of, and variations in, taxes other than income taxes were:

	For the Three Months Ended September 30,
(Millions of Dollars)	2023		2022		Variation
Property taxes	$681		$604		$77
State and local taxes related to revenue receipts	115		114		1
Payroll taxes	19		14		5
Other taxes	(38)		16		(54)
Total	$777	(a)	$748	(a)	$29
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2023 and 2022 were $990 million and $913 million, respectively.

Other Income (Deductions)
Other income increased $103 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($91 million) and higher interest accrual ($1 million).

Net Interest Expense
Net Interest Expense increased $37 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to higher interest on long-term debt ($20 million) and short-term debt ($18 million).

Income Tax Expense
Income taxes decreased $15 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to higher flow-through of COVID-19 assistance benefits for uncollectible accounts ($24 million) and a favorable tax adjustment from a prior year tax return primarily due to an increase in general business tax credits ($4 million), offset in part by an increase in allowance for uncollectible accounts ($7 million), higher reserve for injuries and damages ($3 million) and higher income before income tax expense ($1 million).

O&R

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
(Millions of Dollars)	Electric	Gas	2023 Total	Electric	Gas	2022 Total	2023-2022 Variation
Operating revenues	$246	$35	$281	$252	$39	$291	$(10)
Purchased power	77	—	77	89	—	89	(12)
Gas purchased for resale	—	11	11	—	16	16	(5)
Other operations and maintenance	76	20	96	69	19	88	8
Depreciation and amortization	19	7	26	18	7	25	1
Taxes, other than income taxes	15	8	23	15	7	22	1
Operating income (loss)	$59	$(11)	$48	$61	$(10)	$51	$(3)

Electric
O&R’s results of electric operations for the three months ended September 30, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2023	September 30, 2022	Variation
Operating revenues	$246	$252	$(6)
Purchased power	77	89	(12)
Other operations and maintenance	76	69	7
Depreciation and amortization	19	18	1
Taxes, other than income taxes	15	15	—
Electric operating income	$59	$61	$(2)

O&R’s electric sales and deliveries for the three months ended September 30, 2023 compared with the 2022 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2023	September 30, 2022	Variation	Percent Variation		September 30, 2023	September 30, 2022	Variation	Percent Variation
Residential/Religious (b)	627	654	(27)	(4.1)%		$140	$141	$(1)	(0.7)%
Commercial/Industrial	252	265	(13)	(4.9)		41	45	(4)	(8.9)
Retail choice customers	703	747	(44)	(5.9)		62	67	(5)	(7.5)
Public authorities	34	36	(2)	(5.6)		3	5	(2)	(40.0)
Other operating revenues (c)	—	—	—	—		—	(6)	6	Large
Total	1,616	1,702	(86)	(5.1)%	(d)	$246	$252	$(6)	(2.4)%
(a)O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Effective July 2021, the majority of O&R’s electric distribution revenues in New Jersey are subject to a conservation incentive program, as a result of which distribution revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric transmission revenues in New Jersey are not subject to a conservation incentive program, and as a result, changes in such volumes do impact revenues.
(b)“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with O&R’s electric rate plan.
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 2.7 percent in the three months ended September 30, 2023 compared with the 2022 period.

Operating revenues decreased $6 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to lower purchased power expenses ($12 million), offset in part by higher revenues from the New York electric rate plan ($7 million).

Purchased power expenses decreased $12 million in the three months ended September 30, 2023 compared with the 2022 period due to lower purchased volumes ($8 million) and lower unit costs ($4 million).

Other operations and maintenance expenses increased $7 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to higher customer assistance costs ($2 million), higher administrative and general expenses ($2 million), higher non-deferred storm costs ($1 million) and higher tree trimming expenses ($1 million).

Gas
O&R’s results of gas operations for the three months ended September 30, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2023	September 30, 2022	Variation
Operating revenues	$35	$39	$(4)
Gas purchased for resale	11	16	(5)
Other operations and maintenance	20	19	1
Depreciation and amortization	7	7	—
Taxes, other than income taxes	8	7	1
Gas operating income	$(11)	$(10)	($1)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2023 compared with the 2022 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2023	September 30, 2022	Variation	Percent Variation		September 30, 2023	September 30, 2022	Variation	Percent Variation
Residential	908	548	360	65.7%		$18	$16	$2	12.5%
General	262	139	123	88.5		3	3	—	—
Firm transportation	575	548	27	4.9		4	4	—	—
Total firm sales and transportation	1,745	1,235	510	41.3%	(b)	$25	$23	$2	8.7%
Interruptible sales	896	830	66	8.0		1	1	—	—
Generation plants	3	6	(3)	(50.0)		—	—	—	—
Other	7	56	(49)	(87.5)		—	1	(1)	—
Other gas revenues	—	—	—	—		9	14	(5)	(35.7)
Total	2,651	2,127	524	24.6%		$35	$39	$(4)	(10.3)%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes increased 7.9 percent in the three months ended September 30, 2023 compared with the 2022 period.

Operating revenues decreased $4 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to lower gas purchased for resale ($5 million), offset in part by higher revenues from the New York gas rate plan ($1 million).

Gas purchased for resale decreased $5 million in the three months ended September 30, 2023 compared with the 2022 period due to lower unit costs ($5 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2023 compared with 2022 for the three months ended September 30, 2023. The principal components of taxes, other than income taxes, were:

	For the Three Months Ended September 30,
(Millions of Dollars)	2023		2022		Variation
Property taxes	$18		$17		$1
State and local taxes related to revenue receipts	3		3		—
Payroll taxes	2		2		—
Total	$23	(a)	$22	(a)	$1
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2023 and 2022 were $32 million and $35 million, respectively.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Third Quarter Financial Statements. The Clean Energy Businesses’ results of operations for the three months ended September 30, 2023 compared with the 2022 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2023	September 30, 2022	Variation
Operating revenues	$—	$325	$(325)
Gas purchased for resale	—	55	(55)
Other operations and maintenance	—	101	(101)
Depreciation and amortization	—	60	(60)
Taxes, other than income taxes	—	5	(5)
Operating income	$—	$104	$(104)

Con Edison Transmission
Other Income (Deductions)
Other income increased $3 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to higher investment income from New York Transco ($3 million).

Income Tax Expense
Income taxes increased $2 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to higher income before income tax expense.

Other
Income Tax Expense
Income taxes increased $19 million in the three months ended September 30, 2023 compared with the 2022 period primarily due to a higher unitary state tax adjustment, net of federal benefit ($7 million), changes in valuation allowance and state apportionments as a result of the sale of the Clean Energy Businesses ($14 million), offset in part by an increase in renewable energy tax credits ($2 million).

The Companies’ results of operations for the nine months ended September 30, 2023 and 2022 were as follows:

	CECONY		O&R		Clean Energy Businesses (a)		Con Edison Transmission		Other (b)		Con Edison (c)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Operating revenues	$10,287	$9,972	$803	$813	$129	$857	$3	$3	$(3)	$(6)	$11,219	$11,639
Purchased power	1,802	1,639	191	210	—	6	—	—	—	(4)	1,993	1,851
Fuel	241	255	—	—	—	—	—	—	—	—	241	255
Gas purchased for resale	518	582	82	94	41	157	—	—	(1)	—	640	833
Other operations and maintenance	2,341	2,267	283	259	47	252	8	10	(1)	(3)	2,678	2,785
Depreciation and amortization	1,428	1,341	78	73	—	178	1	1	(1)	—	1,506	1,593
Taxes, other than income taxes	2,207	2,159	69	67	4	16	—	—	2	6	2,282	2,248
Gain on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	—	866	—	866	—
Operating income	1,750	1,729	100	110	37	248	(6)	(8)	864	(5)	2,745	2,074
Other income (deductions)	550	245	36	16	1	2	22	14	2	(8)	611	269
Net interest expense	695	604	38	33	16	(68)	2	3	7	14	758	586
Income before income tax expense	1,605	1,370	98	93	22	318	14	3	859	(27)	2,598	1,757
Income tax expense	297	232	23	21	3	68	4	1	89	8	416	330
Net income	$1,308	$1,138	$75	$72	$19	$250	$10	$2	$770	$(35)	$2,182	$1,427
Loss attributable to non-controlling interest	—	—	—	—	(3)	(43)	—	—	—	—	(3)	(43)
Net income for common stock	$1,308	$1,138	$75	$72	$22	$293	$10	$2	$770	$(35)	$2,185	$1,470
(a)On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Third Quarter Financial Statements.
(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note T to the Third Quarter Financial Statements.
(c)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Nine Months Ended September 30, 2023				For the Nine Months Ended September 30, 2022
(Millions of Dollars)	Electric	Gas	Steam	2023 Total	Electric	Gas	Steam	2022 Total	2023-2022 Variation
Operating revenues	$7,722	$2,140	$425	$10,287	$7,401	$2,127	$444	$9,972	$315
Purchased power	1,771	—	31	1,802	1,593	—	46	1,639	163
Fuel	129	—	112	241	170	—	85	255	(14)
Gas purchased for resale	—	518	—	518	—	582	—	582	(64)
Other operations and maintenance	1,781	386	174	2,341	1,774	346	147	2,267	74
Depreciation and amortization	1,035	319	74	1,428	994	275	72	1,341	87
Taxes, other than income taxes	1,714	384	109	2,207	1,637	413	109	2,159	48
Operating income	$1,292	$533	$(75)	$1,750	$1,233	$511	$(15)	$1,729	$21

Electric
CECONY’s results of electric operations for the nine months ended September 30, 2023 compared with the 2022 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2023	September 30, 2022	Variation
Operating revenues	$7,722	$7,401	$321
Purchased power	1,771	1,593	178
Fuel	129	170	(41)
Other operations and maintenance	1,781	1,774	7
Depreciation and amortization	1,035	994	41
Taxes, other than income taxes	1,714	1,637	77
Electric operating income	$1,292	$1,233	$59

CECONY’s electric sales and deliveries for the nine months ended September 30, 2023 compared with the 2022 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2023	September 30, 2022	Variation	Percent Variation		September 30, 2023	September 30, 2022	Variation	Percent Variation
Residential/Religious (b)	8,854	9,283	(429)	(4.6)%		$2,614	$2,600	$14	0.5%
Commercial/Industrial	8,179	7,857	322	4.1		2,083	2,026	57	2.8
Retail choice customers	15,363	16,204	(841)	(5.2)		1,781	1,950	(169)	(8.7)
NYPA, Municipal Agency and other sales	7,113	7,185	(72)	(1.0)		609	576	33	5.7
Other operating revenues (c)	—	—	—	—		635	249	386	Large
Total	39,509	40,529	(1,020)	(2.5)%	(d)	$7,722	$7,401	$321	4.3%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.4 percent in the nine months ended September 30, 2023 compared with the 2022 period.

Operating revenues increased $321 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to an increase in revenues from the electric rate plan ($261 million) and higher purchased power expenses ($178 million), offset in part by lower unbilled revenue accrual ($102 million), lower fuel expenses ($41 million) and a change in incentives earned under the earnings adjustment mechanisms (EAMs) ($6 million).

Purchased power expenses increased $178 million in the nine months ended September 30, 2023 compared with the 2022 period due to higher unit costs ($259 million) offset in part by lower purchased volumes ($81 million).

Fuel expenses decreased $41 million in the nine months ended September 30, 2023 compared with the 2022 period due to lower unit costs ($49 million), offset in part by higher purchased volumes from CECONY's electric generating facilities ($8 million).

Other operations and maintenance expenses increased $7 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to higher electric operations maintenance activities ($8 million).

Depreciation and amortization expenses increased $41 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $77 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to higher property taxes ($130 million), offset in part by a lower deferral of over-collected property taxes ($54 million).

Gas
CECONY’s results of gas operations for the nine months ended September 30, 2023 compared with the 2022 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2023	September 30, 2022	Variation
Operating revenues	$2,140	$2,127	$13
Gas purchased for resale	518	582	(64)
Other operations and maintenance	386	346	40
Depreciation and amortization	319	275	44
Taxes, other than income taxes	384	413	(29)
Gas operating income	$533	$511	$22

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2023 compared with the 2022 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2023	September 30, 2022	Variation	Percent Variation		September 30, 2023	September 30, 2022	Variation	Percent Variation
Residential	34,900	39,172	(4,272)	(10.9)%		$925	$942	$(17)	(1.8)%
General	22,756	25,507	(2,751)	(10.8)		410	428	(18)	(4.2)
Firm transportation	55,808	57,307	(1,499)	(2.6)		643	590	53	9.0
Total firm sales and transportation	113,464	121,986	(8,522)	(7.0)	(b)	1,978	1,960	18	0.9
Interruptible sales (c)	6,136	4,875	1,261	25.9		43	40	3	7.5
NYPA	39,306	34,867	4,439	12.7		2	2	—	—
Generation plants	46,449	42,329	4,120	9.7		20	24	(4)	(16.7)
Other	14,767	14,956	(189)	(1.3)		27	27	—	—
Other operating revenues (d)	—	—	—	—		70	74	(4)	(5.4)
Total	220,122	219,013	1,109	0.5%		$2,140	$2,127	$13	0.6%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area increased 2.1 percent in the nine months ended September 30, 2023 compared with the 2022 period.
(c)Includes 2,564 thousand and 1,702 thousand of Dt for the 2023 and 2022 periods, respectively, that are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plans.

Operating revenues increased $13 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to an increase in revenues from the gas rate plan ($73 million) and a change in incentives earned under the earnings adjustment mechanisms (EAMs) ($3 million), offset in part by a decrease in gas purchased for resale ($64 million).

Gas purchased for resale decreased $64 million in the nine months ended September 30, 2023 compared with the 2022 period due to lower purchased volumes ($163 million), offset in part by higher unit costs ($99 million).

Other operations and maintenance expenses increased $40 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to higher gas operations cost ($36 million) and an increase in municipal infrastructure support ($3 million).

Depreciation and amortization expenses increased $44 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes decreased $29 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to a lower deferral of over-collected property taxes ($66 million), offset in part by higher property taxes ($32 million) and higher state and local taxes ($4 million).

Steam
CECONY’s results of steam operations for the nine months ended September 30, 2023 compared with the 2022 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2023	September 30, 2022	Variation
Operating revenues	$425	$444	$(19)
Purchased power	31	46	(15)
Fuel	112	85	27
Other operations and maintenance	174	147	27
Depreciation and amortization	74	72	2
Taxes, other than income taxes	109	109	—
Steam operating income	$(75)	$(15)	$(60)

CECONY’s steam sales and deliveries for the nine months ended September 30, 2023 compared with the 2022 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2023	September 30, 2022	Variation	Percent Variation		September 30, 2023	September 30, 2022	Variation	Percent Variation
General	315	390	(75)	(19.2)%		$19	$21	$(2)	(9.5)%
Apartment house	3,408	3,781	(373)	(9.9)		114	115	(1)	(0.9)
Annual power	7,924	9,109	(1,185)	(13.0)		278	297	(19)	(6.4)
Other operating revenues (a)	—	—	—	—		14	11	3	27.3
Total	11,647	13,280	(1,633)	(12.3)%	(b)	$425	$444	$(19)	(4.3)%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries increased 0.6 percent in the nine months ended September 30, 2023 compared with the 2022 period.

Operating revenues decreased $19 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to the impact of milder than normal weather in the 2022 period ($34 million), lower purchased power expenses ($15 million), offset in part by higher fuel expenses ($27 million) and higher revenues from the increase in average normalized use per customer ($7 million).

Purchased power expenses decreased $15 million in the nine months ended September 30, 2023 compared with the 2022 period due to lower unit costs ($18 million), offset in part by higher purchased volumes ($3 million).

Fuel expenses increased $27 million in the nine months ended September 30, 2023 compared with the 2022 period due to higher unit costs ($52 million), offset in part by lower purchased volumes from CECONY’s steam generating facilities ($25 million).

Other operations and maintenance expenses increased $27 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($18 million) and an increase in municipal infrastructure support ($4 million).

Taxes, Other Than Income Taxes
At $2,207 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the nine months ended September 30, 2023. The principal components of, and variations in, taxes other than income taxes were:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2023		2022		Variation
Property taxes	$1,887		$1,718		$169
State and local taxes related to revenue receipts	312		312		—
Payroll taxes	66		62		4
Other taxes	(58)		67		(125)
Total	$2,207	(a)	$2,159	(a)	$48
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2023 and 2022 were $2,747 million and $2,650 million, respectively.

Other Income (Deductions)
Other income increased $305 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($272 million) and higher hedging program interest accrual ($5 million).

Net Interest Expense
Net interest expense increased $91 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to higher interest expense for long-term debt ($56 million) and short-term debt ($45 million), offset in part by an increase in allowance for borrowed funds used during construction ($15 million).

Income Tax Expense
Income taxes increased $65 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to higher income before income tax expense ($61 million), a remeasurement of state deferred tax assets and liabilities as a result of the enacted New York State legislation ($10 million), a decrease in the amortization of excess deferred federal income taxes due to the TCJA ($6 million), higher reserve for injuries and damages ($5 million), lower flow-through tax benefits in 2023 for plant-related items ($4 million) and lower research and development credits from prior years net of uncertain tax positions ($2 million), offset in part by higher flow-through of COVID-19 assistance benefits for uncollectible accounts ($15 million), a favorable tax adjustment from a prior year tax return ($4 million) and lower allowance for uncollectible accounts ($4 million).

O&R

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
(Millions of Dollars)	Electric	Gas	2023 Total	Electric	Gas	2022 Total	2023-2022 Variation
Operating revenues	$588	$215	$803	$594	$219	$813	$(10)
Purchased power	191	—	191	210	—	210	(19)
Gas purchased for resale	—	82	82	—	94	94	(12)
Other operations and maintenance	223	60	283	203	56	259	24
Depreciation and amortization	56	22	78	53	20	73	5
Taxes, other than income taxes	45	24	69	43	24	67	2
Operating income	$73	$27	$100	$85	$25	$110	$(10)

Electric
O&R’s results of electric operations for the nine months ended September 30, 2023 compared with the 2022 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2023	September 30, 2022	Variation
Operating revenues	$588	$594	$(6)
Purchased power	191	210	(19)
Other operations and maintenance	223	203	20
Depreciation and amortization	56	53	3
Taxes, other than income taxes	45	43	2
Electric operating income	$73	$85	$(12)

O&R’s electric sales and deliveries for the nine months ended September 30, 2023 compared with the 2022 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2023	September 30, 2022	Variation	Percent Variation		September 30, 2023	September 30, 2022	Variation	Percent Variation
Residential/Religious (b)	1,510	1,482	28	1.9%		$329	$315	$14	4.4%
Commercial/Industrial	745	706	39	5.5		112	111	1	0.9
Retail choice customers	1,761	2,015	(254)	(12.6)		132	159	(27)	(17.0)
Public authorities	87	86	1	1.2		9	12	(3)	(25.0)
Other operating revenues (c)	—	—	—	—		6	(3)	9	—
Total	4,103	4,289	(186)	(4.3)%	(d)	$588	$594	$(6)	(1.0)%
(a)O&R’s New York electric delivery revenues are subject to a revenue decoupling mechanism, as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Effective July 2021, the majority of O&R’s electric distribution revenues in New Jersey are subject to a conservation incentive program, as a result of which distribution revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric transmission revenues in New Jersey are not subject to a conservation incentive program, and as a result, changes in such volumes do impact revenues.
(b)“Residential/Religious” generally includes single-family dwellings, individual apartments in multi-family dwellings, religious organizations and certain other not-for-profit organizations.
(c)Other electric operating revenues generally reflect changes in regulatory assets and liabilities in accordance with O&R’s electric rate plan.
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 0.6 percent in the nine months ended September 30, 2023 compared with the 2022 period.

Operating revenues decreased $6 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to lower purchased power expenses ($19 million), offset in part by higher revenues from the New York electric rate plan ($14 million).

Purchased power expenses decreased $19 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to lower purchased volumes ($10 million) and lower unit costs ($9 million).

Other operations and maintenance expenses increased $20 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to higher non-deferred storm costs ($4 million), higher tree trimming expenses ($3 million), higher uncollectible expenses ($2 million), higher shared services costs ($2 million), higher administrative and general expenses ($2 million), higher customer assistance costs ($1 million) and higher pension costs, reflecting reconciliation to the rate plan level ($1 million).

Gas
O&R’s results of gas operations for the nine months ended September 30, 2023 compared with the 2022 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2023	September 30, 2022	Variation
Operating revenues	$215	$219	$(4)
Gas purchased for resale	82	94	(12)
Other operations and maintenance	60	56	4
Depreciation and amortization	22	20	2
Taxes, other than income taxes	24	24	—
Gas operating income	$27	$25	$2

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2023 compared with the 2022 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2023	September 30, 2022	Variation	Percent Variation		September 30, 2023	September 30, 2022	Variation	Percent Variation
Residential	7,640	8,433	(793)	(9.4)%		$142	$144	$(2)	(1.4)%
General	1,669	1,945	(276)	(14.2)		24	27	(3)	(11.1)
Firm transportation	3,783	4,702	(919)	(19.5)		29	33	(4)	(12.1)
Total firm sales and transportation	13,092	15,080	(1,988)	(13.2)	(b)	$195	$204	$(9)	(4.4)
Interruptible sales	2,656	2,936	(280)	(9.5)		4	4	—	—
Generation plants	4	11	(7)	(63.6)		—	—	—	—
Other	312	437	(125)	(28.6)		1	1	—	—
Other gas revenues	—	—	—	—		15	10	5	50.0
Total	16,064	18,464	(2,400)	(13.0)%		$215	$219	$(4)	(1.8)%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes increased 0.4 percent in the nine months ended September 30, 2023 compared with 2022 period.

Operating revenues decreased $4 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to a decrease in gas purchased for resale ($12 million), offset in part by higher revenues from the New York gas rate plan ($5 million).

Gas purchased for resale decreased $12 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to lower purchased volumes ($17 million), offset in part by higher unit costs ($5 million).

Other operations and maintenance expenses increased $4 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to higher pension costs, reflecting reconciliation to the rate plan level ($1 million) and higher uncollectible expenses ($1 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased by $2 million in 2023 compared with 2022 for the nine months ended September 30, 2023. The principal components of taxes, other than income taxes, were:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2023		2022		Variation
Property taxes	$53		$52		$1
State and local taxes related to revenue receipts	9		9		—
Payroll taxes	7		6		1
Total	$69	(a)	$67	(a)	$2
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2023 and 2022 were $93 million and $101 million, respectively.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Third Quarter Financial Statements. The Clean Energy Businesses’ results of operations for the nine months ended September 30, 2023 compared with the 2022 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2023	September 30, 2022	Variation
Operating revenues	$129	$857	$(728)
Purchased power	—	6	(6)
Gas purchased for resale	41	157	(116)
Other operations and maintenance	47	252	(205)
Depreciation and amortization	—	178	(178)
Taxes, other than income taxes	4	16	(12)
Operating income	$37	$248	$(211)

Net Interest Expense
Net interest expense increased $84 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to lower unrealized gains on interest rate swaps in the 2023 period. On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses and the impact on the 2023 period is shown through the date of sale. See Note S and Note T to the Third Quarter Financial Statements.

Income Tax Expense
Income taxes decreased $65 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to lower income before income tax expense ($74 million), lower income attributable to non-controlling interest ($12 million) and a lower reserve for uncertain tax positions ($5 million) offset in part by lower renewable energy tax credits ($20 million). On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses and the impact for the nine months ended September 30, 2023 is shown through the date of the sale. See Note S and Note T to the Third Quarter Financial Statements.

Income (Loss) Attributable to Non-Controlling Interest
Income attributable to non-controlling interest increased $40 million to a loss of $3 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to the sale of the Clean Energy Businesses.

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $8 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to higher investment income from New York Transco ($8 million).

Income Tax Expense
Income taxes increased $3 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to higher income before income tax expense.

Other
Income Tax Expense
Income taxes increased $81 million in the nine months ended September 30, 2023 compared with the 2022 period primarily due to higher income before income tax expense due to the sale of the Clean Energy Businesses ($207 million) and a higher unitary state tax adjustment, net of federal benefit ($17 million), offset in part by the recognition of unamortized investment tax credits ($108 million) and lower state taxes due to change in state apportionments, net of federal income taxes ($27 million), both related to the sale of the Clean Energy Businesses and an increase in renewable energy tax credits ($5 million).

Liquidity and Capital Resources
The Companies monitor the financial markets closely, including borrowing rates and daily cash collections. Increases in aged accounts receivable balances, inflationary pressure and higher interest rates have increased the amount of capital needed by the Utilities and the costs of such capital. See Note C and Note D to the Third Quarter Financial Statements and "Interest Rate Risk," below, "Aged Accounts Receivable Balances," above, "Capital Requirements and Resources," below and "Regulatory Matters - Rate Plans - CECONY Electric and Gas" and "COVID-19 Regulatory Matters" in Note B to the Third Quarter Financial Statements.

Con Edison and the Utilities have a $2,500 million revolving credit agreement (the Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until March 2028, unless extended for up to two additional one-year terms, subject to certain conditions. CECONY has a $500 million 364-day revolving credit agreement (the CECONY Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until March 2024, subject to certain conditions. Con Edison and the Utilities have not entered into any loans under the Credit Agreement and CECONY has not entered into any loans under the CECONY Credit Agreement. See Note D to the Third Quarter Financial Statements.

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statement of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	For the Nine Months Ended September 30,
	CECONY		O&R		Clean Energy Businesses (d)		Con Edison Transmission		Other (a)(b)		Con Edison (c)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Operating activities	$1,221	$2,191	$127	$165	$—	$251	$(145)	$49	$(22)	$(38)	$1,181	$2,618
Investing activities	(3,178)	(2,929)	(208)	(162)	(248)	(206)	(49)	(49)	4,035	—	352	(3,346)
Financing activities	921	(157)	75	(2)	—	(42)	212	—	(3,725)	24	(2,517)	(177)
Net change for the period	(1,036)	(895)	(6)	1	(248)	3	18	—	288	(14)	(984)	(905)
Balance at beginning of period	1,056	920	35	29	248	178	—	—	191	19	1,530	1,146
Balance at end of period (c)	$20	$25	$29	$30	$—	$181	$18	$—	$479	$5	$546	$241
Less: Cash balances held for sale (d)	—	—	—	—	—	—	—	—	6	—	6	—
Balance at end of period excluding held for sale	$20	$25	$29	$30	$—	$181	$18	$—	$473	$5	$540	$241
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note T to the Third Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the Third Quarter Financial Statements.
(d) On March 1, 2023, Con Edison sold substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Third Quarter Financial Statements.

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

The decline in business activity in the Utilities’ service territory from 2020 through 2022 due to the COVID-19 pandemic and the Utilities' suspension of service disconnections, bill collection activities and certain charges and fees resulted in a slower recovery of cash from outstanding customer accounts receivable balances, material increases in customer accounts receivable balances, increases to the allowance for uncollectible accounts, and may result in increases to write-offs of customer accounts, as compared to prior to the COVID-19 pandemic. Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, changes in delivery volumes from levels assumed when rates were approved may affect the timing of cash flows, but largely not net income. The Utilities’ New York electric and gas rate plans also include COVID-19 provisions for the reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates that may affect the timing of cash flows, but largely not net income. The prices at which the Utilities provide energy to their customers are determined in accordance with their rate plans. During 2022, increases in electric and gas commodity prices further contributed to a slower recovery of cash from outstanding customer accounts receivable balances, increases to the allowance for uncollectible accounts, and increases to write-offs of customer accounts receivable balances. In general, changes in the Utilities’ cost of purchased power, fuel and gas may affect the timing of cash flows, but not net income, because the costs are recovered in accordance with rate plans. See “COVID-19 Regulatory Matters” in Note B to the Third Quarter Financial Statements, "Aged Accounts Receivable Balances," above and “Financial and Commodity Market Risks – Commodity Price Risk,” below.

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

Net cash flows from operating activities for the nine months ended September 30, 2023 for Con Edison and CECONY were $1,437 million lower and $970 million lower, respectively, than in the 2022 period. The change in net cash flows for Con Edison primarily reflects a decrease in accounts payable ($634 million), lower net deferred credits, noncurrent liabilities and other regulatory liabilities balances ($562 million) and an increase in prepayments ($253 million). For CECONY, changes in net cash flows primarily reflects lower net deferred credits, noncurrent liabilities and other regulatory liabilities balances ($469 million), a decrease in accounts payable ($396 million), a decrease in the pension and retiree benefits obligations, net ($262 million), an increase in the revenue decoupling mechanism receivable ($152 million), and an increase in prepayments ($140 million), offset in part by a lower increase of accounts receivable balances from customers net of allowance for uncollectible accounts ($281 million) (see “COVID-19 Regulatory Matters” in Note B to the Third Quarter Financial Statements and "Aged Accounts Receivable Balances,” above), a decrease in materials and supplies, including fuel oil and gas in storage ($107 million) and an increase in the system benefit charge ($52 million).

Cash Flows From (Used in) Investing Activities
Net cash flows from investing activities for Con Edison were $3,698 million higher for the nine months ended September 30, 2023 compared with the 2022 period. Net cash flows used in investing activities for CECONY were $249 million higher for the nine months ended September 30, 2023 compared with the 2022 period. The change for Con Edison primarily reflects the proceeds from substantially all of the assets of the Clean Energy Businesses, net of cash and cash equivalents sold ($3,927 million) and a decrease in non-utility construction expenditures ($69 million), offset in part by an increase in utility construction expenditures ($253 million) and higher cost of removal less salvage ($42 million). The change for CECONY primarily reflects an increase in utility construction expenditures ($207 million) and higher cost of removal less salvage ($42 million). Pursuant to their rate plans, the Utilities recover the cost of utility construction expenditures from customers, including an approved rate of return (before and after being placed in service and or AFUDC before being placed in service). Increases in the amount of utility construction expenditures may temporarily increase the amount of short-term debt issued by the Utilities prior to the long-term financing of such amounts.

Cash Flows From (Used In) Financing Activities

Net cash flows used in financing activities for Con Edison were $2,340 million higher for the nine months ended September 30, 2023 compared with the 2022 period. Net cash flows from financing activities for CECONY were $1,078 million higher for the nine months ended September 30, 2023 compared with the 2022 period.

In March 2023, Con Edison entered into accelerated share repurchase agreements (ASR Contracts) with two dealers to repurchase $1,000 million in aggregate of Con Edison’s Common Shares ($.10 par value) (Common Shares). Pursuant to the ASR Contracts, Con Edison made payments of $1,000 million in aggregate to the dealers. Con Edison's share repurchase was completed in the second quarter of 2023. See Note C to the Third Quarter Financial Statements.

In February 2023, CECONY issued $500 million aggregate principal amount of 5.20 percent debentures, due 2033. See Note C to the Third Quarter Financial Statements.

In June 2022, Con Edison redeemed at maturity $293 million of 8.71 percent senior unsecured notes.

In June 2022, Con Edison entered into and borrowed $400 million under a 364-Day Senior Unsecured Term Loan Credit Agreement (the June 2022 Term Loan Credit Agreement). In January 2023, Con Edison borrowed an additional $200 million under the June 2022 Credit Agreement and in March 2023, repaid all amounts borrowed under the June 2022 Term Loan Credit Agreement.

In November 2022, O&R issued $100 million aggregate principal amount of 5.70 percent debentures, due 2032, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.

In the nine months ended September 30, 2023 and 2022, Con Edison contributed $1,720 million and $150 million of equity, respectively, to CECONY.

Con Edison’s cash flows from financing activities for the nine months ended September 30, 2023 also reflect a retirement of short-term debt of $1,160 million compared with a net issuance of $1,003 million in the 2022 period.

CECONY’s cash flows from financing activities for the nine months ended September 30, 2023 also reflect a retirement of short-term debt of $502 million compared with a net issuance of $428 million in the 2022 period.

Cash flows from financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at September 30, 2023 and 2022 and the average daily balances for the nine months ended September 30, 2023 and 2022 for Con Edison and CECONY were as follows:

	2023		2022
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30,	Daily average	Outstanding at September 30,	Daily average
Con Edison	$1,880	$1,351	$1,941	$1,368
CECONY	$1,798	$1,313	$1,789	$1,191
Weighted average yield	5.5%	5.2%	3.4%	1.5%

Capital Requirements and Resources
During 2023, Con Edison changed its estimate for capital requirements for 2024 and 2025 to $5,109 million and $4,962 million, respectively. The changes include decreases in CECONY’s capital requirements of $11 million and $25 million in 2024 and 2025, respectively, to reflect capital expenditures included in the September 2023 steam joint proposal that is subject to approval by the NYSPSC and increases to Con Edison’s capital requirements of $24 million in each of 2024 and 2025 to reflect additional investments by Con Edison Transmission associated with the Propel NY Energy transmission project. See “Rate Plans – CECONY – Steam” in Note B to the Third Quarter Financial Statements and “Con Edison Transmission,” above.

In October 2023, Con Edison increased the amount of long-term debt it plans to issue at the Utilities from up to $1,400 million to up to $2,100 million, of which $500 million was issued in the first nine months of 2023. The increase is primarily due to higher than anticipated accounts receivable balances and the timing of the approval of the CECONY electric and gas rate plans. See “Aged Accounts Receivable Balances” and “Liquidity and Capital Resources,” above and "Regulatory Matters – Rate Plans – CECONY Electric and Gas” in Note B to the Third Quarter Financial Statements.

Contractual Obligations
Con Edison’s material obligations to make payments pursuant to contracts totaled $52,606 million and $57,931 million at September 30, 2023 and December 31, 2022, respectively. The decrease at September 30, 2023 is due primarily to Con Edison completing the sale of substantially all of the assets of the Clean Energy Businesses on March 1, 2023. See Note S and Note T to the Third Quarter Financial Statements.

Capital Resources
For each of the Companies, the common equity ratio at September 30, 2023 and December 31, 2022 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2023	December 31, 2022
Con Edison	50.5	50.9
CECONY	49.4	46.9

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at September 30, 2023 and December 31, 2022 are summarized as follows.

	CECONY		O&R		Clean Energy Businesses (c)		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
ASSETS
Current assets	$5,166	$5,247	$355	$332	$—	$879	$19	$4	$399	$6,510	$5,939	$12,972
Investments	571	539	19	20	—	—	334	286	9	(4)	933	841
Net plant	45,658	44,011	2,860	2,738	—	4,718	17	17	—	(4,718)	48,535	46,766
Other noncurrent assets	8,192	7,648	388	421	—	1,627	7	7	411	(1,217)	8,998	8,486
Total Assets	$59,587	$57,445	$3,622	$3,511	$—	$7,224	$377	$314	$819	$571	$64,405	$69,065

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,940	$6,036	$362	$409	$—	$1,596	$3	$163	$745	$3,132	$6,050	$11,336
Noncurrent liabilities	15,951	15,451	1,135	1,103	—	338	(85)	(86)	(374)	(113)	16,627	16,693
Long-term debt	19,583	19,080	1,068	1,068	—	2,292	—	—	(1)	(2,293)	20,650	20,147
Equity	19,113	16,878	1,057	931	—	2,998	459	237	449	(155)	21,078	20,889
Total Liabilities and Equity	$59,587	$57,445	$3,622	$3,511	$—	$7,224	$377	$314	$819	$571	$64,405	$69,065
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note T to the Third Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Third Quarter Financial Statements.

CECONY
Current assets at September 30, 2023 were $81 million lower than at December 31, 2022. The change in current assets primarily reflects a decrease in cash and temporary cash investments ($1,036 million) and in accounts receivables, net of allowance for uncollectible accounts ($140 million) (see “COVID-19 Regulatory Matters” in Note B to the Third Quarter Financial Statements, "Aged Accounts Receivable Balances,” above), offset in part by an increase in prepayments ($699 million) and accounts receivable from affiliated companies ($400 million).

Net plant at September 30, 2023 was $1,647 million higher than at December 31, 2022. The change in net plant primarily reflects an increase in electric ($1,393 million), gas ($570 million), steam ($95 million) and general ($173 million) plant balances and an increase in construction work in progress ($233 million), offset in part by an increase in accumulated depreciation ($817 million).

Other noncurrent assets at September 30, 2023 were $544 million higher than at December 31, 2022. The change in other noncurrent assets primarily reflects an increase in the regulatory asset for COVID - 19 arrears relief deferrals programs ($314 million), an increase in pension and retiree benefits ($115 million) and an increase in system peak reduction and energy efficiency programs ($80 million). The increase is offset in part by a decrease in operating lease right-of-use asset ($24 million). See Notes B and I to the Third Quarter Financial Statements.

Current liabilities at September 30, 2023 were $1,096 million lower than at December 31, 2022. The change in current liabilities primarily reflects a decrease in accounts payable ($569 million) and a decrease in notes payable ($502 million).

Other noncurrent liabilities at September 30, 2023 were $500 million higher than at December 31, 2022. The change in other noncurrent assets primarily reflects an increase in the deferred income taxes and unamortized investment tax credits ($916 million) and an increase in the asset retirement obligations ($13 million). The increase is offset in part by a decrease in the unrecognized pension and other postretirement costs ($339 million), a decrease in future income tax ($166 million) and a decrease in the deferred derivative gains - long term ($113 million). See Note B to the Third Quarter Financial Statements.

Long-term debt at September 30, 2023 was $503 million higher than at December 31, 2022. The change in long-term debt primarily reflects CECONY's issuance of $500 million aggregate principal amount of 5.20 percent debentures, due 2033, offset in part by, the amortization of unamortized debt expense over the nine-month period. See Note C to the Third Quarter Financial Statements.

Equity at September 30, 2023 was $2,235 million higher than at December 31, 2022. The change in equity primarily reflects capital contributions from Con Edison ($1,720 million) in 2023, net income for the nine months ended September 30, 2023 ($1,308 million), offset in part by common stock dividends to Con Edison ($792 million) in 2023.

O&R
Current assets at September 30, 2023 were $23 million higher than at December 31, 2022. The change in current assets primarily reflects an increase in prepayments ($20 million) and the revenue decoupling mechanism receivable ($2 million).

Net plant at September 30, 2023 was $122 million higher than at December 31, 2022. The change in net plant primarily reflects an increase in electric ($70 million) and gas ($35 million) plant balances, an increase in construction work in progress ($32 million) and a decrease in accumulated depreciation ($23 million), offset in part by a decrease in general ($38 million) plant balances.

Other noncurrent assets at September 30, 2023 were $33 million lower than at December 31, 2022. The change in other noncurrent assets primarily reflects a decrease in regulatory assets ($27 million) and a decrease in the fair value of derivative assets ($6 million).

Current liabilities at September 30, 2023 were $47 million lower than at December 31, 2022. The change in current liabilities primarily reflects a decrease in the regulatory liabilities ($30 million), a decrease in accounts payable ($25 million) and a decrease in accounts payable to affiliated companies ($18 million), offset in part by an increase in notes payable ($23 million) and accrued interest ($3 million).

Noncurrent liabilities at September 30, 2023 were $32 million higher than at December 31, 2022. The change in noncurrent liabilities primarily reflects an increase in deferred income taxes and investment tax credits ($40 million), offset in part by a decrease in the regulatory liabilities for unrecognized pension and other postretirement costs ($7 million).

Equity at September 30, 2023 was $126 million higher than at December 31, 2022. The change in equity primarily reflects capital contributions from Con Edison ($100 million) in 2023, net income for the nine months ended September 30, 2023 ($75 million), offset in part by common stock dividends to Con Edison ($48 million) in 2023.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of substantially all of the assets of the Clean Energy Businesses. See Note S and Note T to the Third Quarter Financial Statements.

Con Edison Transmission

Currents assets at September 30, 2023 were $15 million higher than at December 31, 2022. The increase in current assets primarily reflects an increase in cash and temporary investments ($18 million).

Investments at September 30, 2023 were $48 million higher than at December 31, 2022. The increase in investments reflects additional investment in New York Transco ($48 million).

Current liabilities at September 30, 2023 were $160 million lower than at December 31, 2022. The change in current liabilities primarily reflects repayment of an intercompany loan ($154 million).

Equity at September 30, 2023 was $222 million higher than at December 31, 2022. The change in equity primarily reflects an equity contribution from Con Edison, the proceeds of which were primarily used to repay an intercompany loan and invest in New York Transco.

Utility Regulation
Cyber Regulation
In March 2023, the New York State legislature amended the New York State Public Service Law, directing the NYSPSC to develop rules to direct electric and gas utilities, among other things, to: (i) take necessary measures to monitor and protect customer privacy, including, but not limited to, customer electric and gas consumption data, from unauthorized disclosure or unconsented sharing, (ii) develop and implement tools to monitor operational control networks to detect unauthorized network behavior, including the utilities' industrial control systems that support distribution, transmission and advanced metering infrastructure control centers and (iii) mandate that utilities’ emergency response plans include cyber-attack response plans. The law also states that customer electric and gas consumption data should be considered confidential.

Environmental Matters
Clean Energy Future
Clean Energy Goals
In May 2023, New York State approved the 2023 - 2024 state budget, including provisions that prohibit the installation of fossil-fuel equipment and building systems beginning in 2026 for affected new buildings with not more than seven stories and beginning in 2029 for all other new affected buildings. The law includes exemptions for, among other things, emergency backup generators, hospitals, laundromats and commercial kitchens.

Also in May 2023, CECONY and O&R filed proposals for thermal energy network pilots pursuant to a September 2022 NYSPSC proceeding to implement the Utility Thermal Energy Network and Jobs Act. CECONY proposed three pilots totaling approximately $262.7 million and O&R proposed two pilots totaling approximately $45.5 million. The Utilities proposed recovery of pilot costs via a surcharge mechanism. In September 2023, the NYSPSC issued an order providing guidance on the development of utility thermal energy network pilot projects. The order provides structure in the development of thermal network pilot projects previously proposed by the state’s utilities and directs utilities to file monthly progress and expenditure reports starting November 15, 2023, and thermal network pilot project proposals by December 15, 2023. The proposed pilots are subject to approval by the NYSPSC.

In June 2023, the NYSPSC issued an order identifying the Climate Leadership and Community Protection Act (CLCPA) as a public policy requirement driving the need for additional transmission facilities to deliver at least 4,770 MW of electricity from offshore wind projects into CECONY’s electric grid. The order refers the need to the NYISO to conduct a solicitation and evaluation of transmission solutions for this need. As directed by the order, after consultation with NYSDPS, CECONY established a process to make information available to transmission proposers concerning existing or potential interconnection points that CECONY would construct and own. The required in-service date for projects responsive to the transmission need is January 1, 2033.

In June 2023, the NYISO selected the Propel NY Energy transmission project that was jointly proposed by New York Transco and the New York Power Authority (NYPA). Con Edison Transmission has a 41.7 percent interest in New York Transco’s share of the Propel NY Energy project, a 90-mile electric transmission project with an in-service date of 2030. The project is expected to enable delivery of a minimum of 3,000 MW of offshore wind electricity, increase high voltage transmission connections between Long Island and the rest of New York State and provide New Yorkers with greater access to diverse energy resources. See "Con Edison Transmission," below.

Also in June 2023, CECONY filed a petition with FERC to add a formula rate to the NYISO tariff to enable CECONY to recover the costs of, and a return on investment for, two types of projects: (1) local transmission upgrades determined by the NYSPSC to be necessary or appropriate to meet the CLCPA goals of New York State and (2) any regulated transmission projects (or portions thereof) eligible for recovery under the NYISO’s public policy transmission planning process. For local transmission upgrades, CECONY proposed the return on equity to be the lower of the NYSPSC-determined rates or 10.87 percent. For NYISO projects, CECONY proposed a return on equity of 11.10 percent. CECONY anticipates that the formula rate, once in place, will be applied to recover the costs of the upgrades associated with the Propel NY Energy offshore wind project.

In July 2023, the NYSPSC issued an order implementing the next phase in the state’s energy efficiency portfolio process to assist with meeting CLCPA goals. On November 1, 2023, CECONY and O&R filed preliminary energy efficiency and electrification program proposals for the years 2026 - 2030.

In September 2023, CECONY updated its 2019 climate change vulnerability study and O&R published its initial climate change vulnerability study. The studies evaluated present-day infrastructure, design specifications, procedures under a range of potential climate futures and a suite of adaptation investments for consideration. The Utilities’ studies identified rising temperature, flooding, wind and ice and extreme and compound weather events, including, but not limited to, hurricanes, heat waves, Nor’easters, cold snaps and deluge rain to be the risks to their systems resulting from the impact of climate change as manifested in increased system load, asset degradation, equipment damage, accessibility and worker safety. The Utilities' studies were developed pursuant to a New York State Public Service law that requires all New York electric utilities to conduct a climate change vulnerability study by September 2023 and develop and file for approval by the NYSPSC a climate resilience investment plan by November 2023 that proposes storm hardening and resilience measures for the next ten years and twenty years. The law authorizes utilities to recover costs through a climate resilience cost recovery surcharge for costs incurred outside of rate proceedings and roll any unrecovered costs into base rates when base rates are next reset. The New York utilities are required to file an updated climate resilience investment plan with the NYSPSC for approval at least every five years.

Also in September 2023, CECONY and O&R filed an update to their May 2023 combined gas system long-term plan for their gas distribution systems. The Utilities’ plan has a 20-year horizon to achieve the greenhouse gas emissions reduction targets of the CLCPA and includes three pathways: (1) a reference pathway based on investments approved by the NYSPSC, (2) an alternate hybrid electric generation and low-carbon fuels pathway and (3) an alternate deep electrification pathway. The September 2023 update concludes that gas sales and emissions in their service territories are projected to decline under all three pathways. However, the reference pathway’s substantial reliance on conventional fossil natural gas will prevent achievement of sufficient GHG emissions reductions to meet the CLCPA targets. Ambitious decarbonization strategies that include energy efficiency, electrification and procurement of low‐carbon gaseous fuels will enable more meaningful emissions reductions. The Utilities expect to file the final plan by the end of 2023 that will be subject to NYSPSC approval.

In October 2023, NYSERDA announced that it selected three new offshore wind projects for contract negotiations, representing 4,032 MW of energy by 2030. One of the conditional awards, the Community Offshore Wind project, is expected to connect 1,314 MW of offshore wind electricity through CECONY’s Brooklyn Clean Energy Hub by 2030 (see “Electric Reliability Needs,” below) and another conditional award, the Excelsior Wind project, is expected to connect 1,314 MW of offshore wind electricity using the capability of the Propel NY Energy project discussed above.

Other Environmental Matters
Following media reports, in July 2023, the Environmental Protection Agency, New York State Department of Environmental Conservation, New York State Department of Health and NYSDPS began investigating the potential public health risks associated with lead-jacketed cables in the fixed-line telecommunications industry. The use of lead-jacketed electric cables began in the 1880s to protect conducting wires from exposure to the elements. All of the Utilities’ transmission cables that are in service and lead-jacketed are covered with an outer plastic layer and comprise less than 2 percent of CECONY’s transmission system and less than 5 percent of O&R’s transmission system. CECONY installed lead-jacketed cables without an outer plastic layer in its distribution system until the 1980’s. CECONY’s distribution cables that are in service and lead-jacketed may or may not have an outer plastic layer and may be located within a conduit and manhole system, directly buried or strung in the air between poles and comprise less than 14 percent of its distribution system. O&R’s distribution cables are not lead-jacketed. CECONY’s transmission and distribution systems also contain lead-jacketed cables that were retired in place. CECONY continues to replace lead-jacketed distribution cables, as needed, and recover the costs for cable replacements, pursuant to its electric rate plan. The Companies are unable to predict the impact on them, if any, resulting from potential developments to legal or public policy doctrines regarding cable that contains lead.

In July 2021, a CECONY feeder failure led to the discharge of thousands of gallons of dielectric fluid from a street manhole in New Rochelle, New York. Dielectric fluid reached nearby streets, properties and the New Rochelle Harbor. CECONY, the U.S. Coast Guard, the NYSDEC and other agencies responded to the incident. CECONY stopped the feeder leak on the same day the discharge occurred and has completed the spill recovery and associated cleanup operations. As a result of the discharge, CECONY received third-party damage claims. The costs associated with this matter are not expected to have a material adverse effect on CECONY’s financial condition, results of operations and liquidity. In connection with the incident, CECONY may incur monetary sanctions of more than $0.3 million for violations of certain provisions regulating the discharge of materials into, and for the protection of, the environment.

For additional information about the Companies’ environmental matters, see Note G to the Third Quarter Financial Statements.

Electric Reliability Needs
In 2019, the New York State Department of Environmental Conservation (NYSDEC) issued regulations (Peaker Rule) that may require the retirement or seasonal unavailability of fossil-fueled electric generating units owned by CECONY and others in New York City. The Peaker Rule limits nitrous oxides emissions during the ozone season from May through September and affects older peaking units that are generally located downstate and needed during periods of high electric demand or for local reliability purposes. Compliance with the Peaker Rule requires affected units (approximately 1,400 MW in CECONY's service territory, of which 79 MW is owned by CECONY) to cease operation during the ozone season, install emission controls, repower, or retire by 2023 or 2025. The NYISO, in its 2020 Reliability Needs Assessment study that was approved by the NYISO board, reported local and bulk transmission system reliability needs that are expected to be caused by the retirement or unavailability of some of the impacted units.

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

In April 2023, the NYSPSC approved CECONY’s December 2022 petition seeking cost recovery approval for a proposed clean energy hub in Brooklyn, New York (Brooklyn Clean Energy Hub) at an estimated cost of $810 million and an estimated in-service date of December 2027, that is in addition to the capital expenditures approved in CECONY's 2023 electric rate plan. See "Rate Plans - CECONY - Electric and Gas" in Note B to the Third Quarter Financial Statements. The Brooklyn Clean Energy Hub primarily addresses an identified reliability need in 2028 due to a forecasted increase in electric demand. The Brooklyn Clean Energy Hub is also identified as an interconnection hub that can support injection of offshore wind or other resources.

In July 2023, the NYISO issued its Short-Term Assessment of Reliability report that finds an electric reliability need beginning in the summer of 2025 in CECONY’s New York City territory primarily driven by forecasted increases in peak demand and the assumed unavailability of certain generation affected by the Peaker Rule and a solicitation for market-based solutions from developers. In October 2023, CECONY, as the Responsible Transmission Owner, submitted its response to the NYISO. The NYISO will evaluate all proposals by November 2023 and determine if any combination of proposed solutions will meet the reliability need. NYISO stated that it would only temporarily retain peakers as a last step approach if it does not expect that other solutions will be in place by the time the identified reliability need is expected in 2025.

Separately, CECONY’s 2023 electric rate plan includes approvals and cost recovery for capital projects to meet reliability needs in New York City. CECONY’s project to transfer electric customers from its Brownsville substation to its Glendale substation is expected to be completed in 2026 at an estimated cost of $115 million. CECONY’s projects to build a transmission feeder between Vernon and Newtown and the Gateway Park area substation are expected to be completed in 2026 and 2028, respectively, at estimated costs of $125.4 million and $1,100 million, respectively.

In August 2023, CECONY filed a petition with the NYSPSC requesting authorization and cost recovery to construct two new substations in Jamaica, Queens (the Reliable Clean City - Idlewild Project) by May 2028 to meet anticipated reliability needs and to support New York State’s electrification and CLCPA goals. CECONY estimates that construction will cost $1,200 million. CECONY proposed cost recovery through a surcharge or base rates, depending on the in-service date and the timing of future rate filings. CECONY's petition is subject to approval by the NYSPSC.

Con Edison Transmission
In June 2023, the NYISO selected the Propel NY Energy transmission project that was jointly proposed by New York Transco and the New York Power Authority (NYPA). Propel NY Energy is a 90-mile electric transmission project with an in-service date of 2030 that is expected to enable delivery of a minimum of 3,000 MW of offshore wind electricity, increase high voltage transmission connections between Long Island and the rest of New York State and provide New Yorkers with greater access to diverse energy resources. New York Transco’s share of the project cost is expected to be approximately $2,200 million, excluding its interconnection costs and the cost of projects expected to be built by local transmission owners, including CECONY. Con Edison Transmission has a 41.7 percent interest in New York Transco’s share of the Propel NY Energy project. The siting, construction and operation of the project will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. In October 2023, NYSERDA announced that it selected three new offshore wind projects for contract negotiations, one of which is expected to connect 1,314 MW of offshore wind electricity using the capability of the Propel NY Energy project. See "Environmental Matters - Clean Energy Future - Clean Energy Goals," above.

In April 2019, the NYISO selected New York Transco’s New York Energy Solution (NYES) project, of which Con Edison Transmission owns a 45.7 percent interest, to relieve transmission congestion between upstate and downstate ($600 million estimated cost, excluding certain interconnection costs). Construction has been completed for the NYES project and the associated Rock Tavern to Sugarloaf segment, and a majority of the assets were placed in service during the second quarter of 2023. Construction of the associated Dover Station, an additional network upgrade to support the NYES project, has not been completed and its permits are the subject of litigation in New York State. In November 2017, FERC approved a settlement agreement with respect to the NYES project that provides for a 10.65 percent return on common equity (which is comprised of a 9.65 percent base ROE, with 100 basis points added for congestion reduction and a cost containment mechanism applicable to certain capital costs) and a maximum actual common equity ratio of 53 percent. The interconnection costs of the awarded project segment include network upgrades identified by the NYISO and NYSPSC that earn the same base ROE, with a 50-basis point adder. Revenues for the NYES project, including the Dover Station, are collected by the NYISO including 100 percent of construction work-in-progress, and are allocated across NYISO transmission customers in New York State with 84 percent allocated to load serving entities in the CECONY and O&R service areas.

The Mountain Valley Pipeline is being constructed by a joint venture in which Con Edison Transmission owns an 8.8 percent interest that is expected to be reduced to as low as 7.3 percent based on the latest project cost estimate and Con Edison Transmission’s previous capping of its cash contributions to the joint venture. In mid-August 2023, construction of the Mountain Valley Pipeline resumed after resolution of certain legal challenges. In October 2023, the operator of the Mountain Valley Pipeline indicated that it is now targeting an in-service date for the project in the first quarter of 2024 at an overall project cost of approximately $7,200 million excluding allowance for funds used during construction. At September 30, 2023, Con Edison Transmission’s carrying value of its investment in the Mountain Valley Pipeline was $111 million and its cash contributions to the joint venture amounted to $530 million. See "Investments - Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at September 30, 2023, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $12 million. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

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

Con Edison estimates that, as of September 30, 2023, a 10 percent decline in market prices would result in a decline in fair value of $177 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $165 million is for CECONY and $12 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

The Companies’ current investment policy for pension plan assets includes investment targets of 28 to 38 percent equity securities, 42 to 60 percent debt securities and 12 to 22 percent alternatives. At September 30, 2023, the pension plan investments consisted of 32 percent equity securities, 49 percent debt securities and 19 percent alternatives.

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

Item 5: Other Information
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Item 6: Exhibits
Con Edison

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 3.2	By-laws of Consolidated Edison Company of New York, Inc., effective as of February 1, 2024.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: November 2, 2023	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer