Form 10-K
period 2023-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2024-02-15
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
Commission File Number 1-1217
Consolidated Edison Company of New York, Inc.
Exact name of registrant as specified in its charter
and principal office address and telephone number

New York	13-5009340
State of Incorporation	I.R.S. Employer ID. Number

4 Irving Place,
New York,	New York	10003

(212)	460-4600
 ___________________________________________________

CON EDISON ANNUAL REPORT 2023	1

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Consolidated Edison, Inc.,	ED	New York Stock Exchange
Common Shares ($.10 par value)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Consolidated Edison, Inc. (Con Edison)	Yes	☒	No	☐
Consolidated Edison Company of New York, Inc. (CECONY)	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒
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

Con Edison	Yes	☒	No	☐
CECONY	Yes	☒	No	☐

2	CON EDISON ANNUAL REPORT 2023

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

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2023, was approximately $31.2 billion.
As of January 31, 2024, Con Edison had outstanding 345,510,031 Common Shares ($.10 par value).
All of the outstanding common equity of CECONY is held by Con Edison.

Documents Incorporated By Reference
Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 20, 2024, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2023, is incorporated in Part III of this report.
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

CON EDISON ANNUAL REPORT 2023	3

Glossary of Terms
The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., a former subsidiary of Con Edison
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

4	CON EDISON ANNUAL REPORT 2023

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
AC	Alternating current
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
Mlb	Thousands of pounds
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced Metering Infrastructure
CLCPA	Climate Leadership and Community Protection Act
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
DER	Distributed energy resources
Fitch	Fitch Ratings
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017
VaR	Value-at-Risk

CON EDISON ANNUAL REPORT 2023	5

6	CON EDISON ANNUAL REPORT 2023

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
•Orange & Rockland Utilities, Inc., which along with its New Jersey electric utility subsidiary, Rockland Electric Company (together referred to herein as O&R), provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York (O&R, together with CECONY referred to as the Utilities); and
•Con Edison Transmission, Inc., which through its subsidiaries, invests in electric transmission projects supporting Con Edison’s effort to transition to clean, renewable energy and through joint ventures manages both electric and gas assets while seeking to develop electric transmission projects (Con Edison Transmission, Inc., together with its subsidiaries referred to as Con Edison Transmission).
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

Significant Developments and Outlook
•Con Edison reported 2023 net income of $2,519 million or $7.25 a share compared with $1,660 million or $4.68 a share in 2022. Adjusted earnings were $1,762 million or $5.07 a share in 2023 compared with $1,620 million or $4.57 a share in 2022. See “Results of Operations” in Item 7 and “Non-GAAP Financial Measures,” below.
•In 2023, the Utilities invested $4,379 million to upgrade and reinforce their energy delivery systems and Con Edison Transmission invested $49 million primarily in electric transmission. For 2024, 2025, 2026, 2027 and 2028, the Utilities expect to invest $4,822 million, $5,212 million, $5,879 million, $5,874 million and $5,867 million, respectively, for their energy delivery systems and Con Edison Transmission expects to invest $27 million, $31 million, $108 million, $113 million and $119 million, respectively, primarily in electric transmission. See "Capital Requirements and Resources - Capital Requirements" in Item 1.
•Con Edison plans to meet its capital requirements for 2024 through 2028 through internally-generated funds and the issuance of long-term debt and common equity. See “Capital Requirements and Resources - Capital Requirements” in Item 1. Con Edison's plans include the issuance of up to $3,250 million of long-term debt in 2024 and up to $1,000 million of long-term debt in 2025, including for maturing securities, at the Utilities and approximately $6,000 million in aggregate of long-term debt, including for maturing securities, at the Utilities during 2026 through 2028. Except for equity issued under its dividend reinvestment, employee stock purchase and long-term incentive plans, Con Edison does not plan to issue common equity in 2024 and plans to issue common equity of approximately $1,300 million in 2025 and up to $2,800 million in aggregate during 2026 through 2028. Con Edison’s estimates of its capital requirements and related financing plans reflect information available and assumptions at the time the statements are made and include, among other things, the assumptions that Con Edison’s non-utility gas transmission investments remain unchanged through 2028 and the Utilities’ forecasted capital investments and financing plans through 2028 are approved by the New York State Public Service Commission (NYSPSC). Actual developments and the timing and amount of funding may differ materially.

CON EDISON ANNUAL REPORT 2023	7

•CECONY forecasts average annual increase in peak demand in its service area at design conditions over the next five years for electricity to be approximately 0.7 percent and an average annual decrease in gas and steam peak demand in its service area at design weather conditions over the next five years to be approximately 0.8 percent and 0.5 percent, respectively. O&R forecasts an average annual increase in electric peak demand in its service area at design conditions over the next five years to be approximately 2.0 percent and average annual decrease in gas peak demand in its service area over the next five years at design conditions to be approximately 0.2 percent. See “The Utilities” in Item 1.

•In March 2023, Con Edison completed the sale of all of the stock of Con Edison Clean Energy Businesses, Inc. (the “Clean Energy Businesses”). See Note W and Note X to the financial statements in Item 8.
•In June 2023, the New York Independent System Operator selected the Propel NY Energy transmission project that was jointly proposed by New York Transco LLC (New York Transco) and the New York Power Authority. Con Edison Transmission owns a 41.7 percent interest in New York Transco’s share of the Propel NY Energy project, a 90-mile electric transmission project with an in-service date of 2030. See "Con Edison Transmission," below.

•During the second quarter of 2023, construction of New York Transco’s New York Energy Solution (NYES) project to relieve transmission congestion between upstate and downstate was completed. Construction of the associated Dover Station, an additional network upgrade to support the NYES project, has not been completed. Con Edison Transmission owns a 45.7 percent interest in NYES. See "Con Edison Transmission," below.

•In July 2023, the NYSPSC approved the February 2023 joint proposal among CECONY, the New York State Department of Public Service (NYSDPS) and other parties for electric and gas rate plans for the three-year period January 1, 2023 through December 31, 2025. See "Rate Plans” in Note B to the financial statements in Item 8.

•In November 2023, the NYSPSC approved the September 2023 joint proposal among CECONY, the NYSDPS and other parties for a steam rate plan for the three-year period November 1, 2023 through October 31, 2026 that includes, among other provisions, a weather normalization adjustment to reflect normal weather conditions during the heating season. See "Rate Plans” in Note B to the financial statements in Item 8.

•In November 2023, CECONY and O&R filed petitions with the NYSPSC for approval to make long-term investments of $903 million and $411 million, respectively, between 2025 and 2029 to protect their electric systems from climate change. See “Clean Energy Future,” below.

•In January 2024, O&R filed a request with the NYSPSC for electric and gas rate increases of $18.1 million and $14.4 million, respectively, effective January 2025. See "Rate Plans" in Note B to the financial statements in Item 8.

•In January 2024, the NYSPSC approved CECONY's August 2023 petition requesting authorization and cost recovery to construct two new substations in Jamaica, Queens (the Reliable Clean City - Idlewild Project) with an estimated cost of $1,200 million and an estimated in-service date of May 2028. See "Rate Plans" in Note B to the financial statements in Item 8.

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

8	CON EDISON ANNUAL REPORT 2023

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
The "About Us - Sustainability Report” section of Con Edison’s website includes “Leading the Clean Energy Transition,” the company’s 2022 sustainability report.
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

Non-GAAP Financial Measures
Adjusted earnings and adjusted earnings per share are financial measures that are not determined in accordance with generally accepted accounting principles in the United States of America (GAAP). These non-GAAP financial measures should not be considered as an alternative to net income for common stock or net income per share, respectively, each of which is an indicator of financial performance determined in accordance with GAAP. Adjusted earnings and adjusted earnings per share exclude from net income for common stock and net income per share, respectively, certain other items that the company does not consider indicative of its ongoing financial performance. Management uses these non-GAAP financial measures to facilitate the analysis of the company's financial performance as compared to its internal budgets and previous financial results and to communicate to investors and others the company’s expectations regarding its future earnings and dividends on its common stock. Management believes that these non-GAAP financial measures are also useful and meaningful to investors to facilitate their analysis of the company's financial performance. The following table is a reconciliation of Con Edison’s reported net income for common stock to adjusted earnings and reported earnings per share to adjusted earnings per share.

CON EDISON ANNUAL REPORT 2023	9

(Millions of Dollars, except per share amounts)	2021	2022	2023
Reported net income for common stock – GAAP basis	$1,346	$1,660	$2,519

Gain and other impacts related to sale of the Clean Energy Businesses (pre-tax) (a) (b)	—	(13)	(887)
Income taxes (c)	—	127	113
Gain and other impacts related to sale of the Clean Energy Businesses (net of tax) (a) (b)	—	114	(774)
HLBV effects (pre-tax) (d)	(142)	(61)	11
Income taxes (e)	44	19	(3)
HLBV effects (net of tax) (d)	(98)	(42)	8
Net mark-to-market effects (pre-tax)	(53)	(181)	13
Income taxes (f)	16	56	(4)
Net mark-to-market effects (net of tax)	(37)	(125)	9
Loss from sale of a renewable electric project (pre-tax)	4	—	—
Income taxes (g)	(1)	—	—
Loss from sale of a renewable electric project (net of tax)	3	—	—
Remeasurement of deferred state taxes related to dispositions prior to 2022 (net of federal taxes)	—	13	—
Remeasurement of deferred state taxes related to dispositions prior to 2022 (net of federal taxes)	—	13	—
Impairment loss related to investment in Stagecoach Gas Services LLC (pre-tax) (h)	212	—	—
Income taxes (g)	(65)	—	—
Impairment loss related to investment in Stagecoach Gas Services LLC (net of tax) (h)	147	—	—
Impairment loss related to investment in Honeoye Storage Corporation (pre-tax) (i)	5	—	—
Impairment loss related to investment in Honeoye Storage Corporation (net of tax) (i)	5	—	—
Impairment loss related to investment in Mountain Valley Pipeline, LLC (pre-tax) (j)	231	—	—
Income taxes (g)	(69)	—	—
Impairment loss related to investment in Mountain Valley Pipeline, LLC (net of tax) (j)	162	—	—

Adjusted earnings (Non-GAAP)	$1,528	$1,620	$1,762

Reported earnings per share – GAAP basis (basic)	$3.86	$4.68	$7.25

Gain and other impacts related to sale of the Clean Energy Businesses (pre-tax) (a) (b)	—	(0.03)	(2.55)
Income taxes (c)	—	0.35	0.33
Gain and other impacts related to sale of the Clean Energy Businesses(net of tax) (a) (b)	—	0.32	(2.22)
HLBV effects (pre-tax) (d)	(0.41)	(0.17)	0.02
Income taxes (e)	0.12	0.05	(0.01)
HLBV effects (net of tax) (d)	(0.29)	(0.12)	0.01
Net mark-to-market effects (pre-tax)	(0.15)	(0.51)	0.04
Income taxes (f)	0.05	0.16	(0.01)
Net mark-to-market effects	(0.10)	(0.35)	0.03
Loss from sale of a renewable electric project (pre-tax)	0.01	—	—
Loss from sale of a renewable electric project (net of tax)	0.01	—	—
Remeasurement of deferred state taxes related to dispositions prior to 2022 (net of federal taxes)	—	0.04	—
Remeasurement of deferred state taxes related to dispositions prior to 2022 (net of federal taxes)	—	0.04	—
Impairment loss related to investment in Stagecoach Gas Services LLC (pre-tax) (h)	0.61	—	—
Income taxes (g)	(0.19)	—	—
Impairment loss related to investment in Stagecoach Gas Services LLC (net of tax) (h)	0.42	—	—
Impairment loss related to investment in Honeoye Storage Corporation (pre-tax) (i)	0.02	—	—
Impairment loss related to investment in Honeoye Storage Corporation (net of tax) (i)	0.02	—	—
Impairment loss related to investment in Mountain Valley Pipeline, LLC (pre-tax) (j)	0.66	—	—
Income taxes (g)	(0.19)	—	—
Impairment loss related to investment in Mountain Valley Pipeline, LLC (net of tax) (j)	0.47	—	—

Adjusted earnings per share (Non-GAAP)	$4.39	$4.57	$5.07

10	CON EDISON ANNUAL REPORT 2023

a.On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.
b.The gain and other impacts related to the sale of the Clean Energy Businesses for the year ended December 31, 2023 is comprised of the gain on the sale of the Clean Energy Businesses ($(2.49) a share and $(2.21) a share net of tax or $(865) million and $(767) million net of tax), transaction costs and other accruals ($0.05 a share and $0.04 a share net of tax or $19 million and $14 million net of tax) and the effects of ceasing to record depreciation and amortization expenses on the Clean Energy Businesses’ assets ($(0.11) a share and $(0.07) a share net of tax or $(41) million and $(28) million net of tax). The impacts related to the sale of the Clean Energy Businesses is comprised of: transaction costs ($0.14 a share and $0.10 a share net of tax or $48 million and $35 million net of tax) and the effects of ceasing to record depreciation and amortization expenses on the Clean Energy Businesses’ assets ($(0.17) a share and $(0.12) a share net of tax or $(61) million and $(42) million net of tax) for the year ended December 31, 2022.
c. Amounts shown include the impact of the changes in state unitary tax apportionments ($0.02 a share net of federal taxes or $7 million net of federal taxes) for the year ended December 31, 2023. The amount of income taxes for transaction costs and other accruals and the effects of ceasing to record depreciation and amortization expenses were calculated using a combined federal and state income tax rate of 27 percent and 32 percent, respectively, for the year ended December 31, 2023. The amount of income taxes for the gain on the sale of the Clean Energy Businesses had an effective tax rate of 11 percent for the year ended December 31, 2023. Amounts shown include the impact of the remeasurement of deferred state taxes and the valuation allowance for deferred tax assets ($0.34 a share net of federal taxes or $121 million net of federal taxes) for the year ended December 31, 2022. The amount of income taxes for transaction costs and the effects of ceasing to record depreciation and amortization expenses was calculated using a combined federal and state income tax rate of 27 percent and 31 percent for the year ended December 31, 2022, respectively.
d.Income attributable to the non-controlling interest of a tax-equity investor in renewable electric projects accounted for under the hypothetical liquidation at book value (HLBV) method of accounting. See Note S to the financial statements in Item 8.
e.The amount of income taxes was calculated using a combined federal and state income tax rate of 25 percent, 31 percent and 31 percent, for the year ended December 31, 2023, 2022 and 2021, respectively.
f.The amount of income taxes was calculated using a combined federal and state income tax rate of 32 percent, 31 percent and 32 percent for the year ended December 31, 2023, 2022 and 2021, respectively.
g.The amount of income taxes was calculated using a combined federal and state income tax rate between 26-30 percent for the year ended December 31, 2021.
h.Loss recognized with respect to the partial impairment of Con Edison Transmission’s investment in Stagecoach Gas Services LLC. See "Investments - 2021 Partial Impairment of Investment in Stagecoach Gas Services" in Note A and Note W.
i.Loss recognized with respect to the goodwill impairment of Con Edison Transmission’s investment in Honeoye Storage Corporation. See Note K.
j.Losses recognized with respect to the partial impairments of Con Edison Transmission's investment in Mountain Valley Pipeline, LLC. See "Investments in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2023	11

Item 1:    Business

12	CON EDISON ANNUAL REPORT 2023

Incorporation By Reference
Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

CON EDISON ANNUAL REPORT 2023	13

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
•RECO
Con Edison’s principal business operations are those of CECONY, O&R and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission invests in electric transmission projects and manages both electric and gas assets while seeking to develop electric transmission projects. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses and therefore 2023 reflects the financial results for the two months ended February 2023. See Note W and Note X to the financial statements in Item 8.

Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted electric transmission assets. The company invests to provide reliable, resilient, safe and clean energy critical for its New York customers. Con Edison is a responsible neighbor, helping the communities it serves become more sustainable.

CECONY
Electric
CECONY provides electric service to approximately 3.7 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 15,444 MMlb of steam annually to approximately 1,530 customers in parts of Manhattan.

14	CON EDISON ANNUAL REPORT 2023

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.2 million customers in southeastern New York.

Con Edison Transmission
Con Edison Transmission owns a 45.7 percent interest in New York Transco LLC (New York Transco), a New York limited liability company that was formed in November 2014 by affiliates of the four investor-owned electric utilities in New York, including Con Edison Transmission, to develop and own new electric transmission projects for the New York bulk electric system. Con Edison Transmission’s ownership interest in New York Transco is comprised of: (1) a 45.7 percent interest in New York Transco's Transmission Owner Transmission Solutions, a group of three electric power bulk transmission projects, (2) a 45.7 percent interest in New York Transco’s New York Energy Solution, an electric transmission project built to relieve transmission congestion between upstate and downstate New York, and a 41.7 percent interest in New York Transco’s share of Propel NY Energy, a proposed electric transmission project expected to deliver offshore wind electricity and increase high voltage transmission connections between Long Island and the rest of New York State.

Con Edison Transmission also owns a 71.2 percent interest in Honeoye Storage Corporation (Honeoye), a gas storage facility in upstate New York, with the remaining 28.8 percent held by CECONY. In addition, Con Edison Transmission owns a 7.9 percent interest (that is expected to be reduced to approximately 7.0 percent based on Con Edison Transmission’s previous capping of its cash contributions to the joint venture) in Mountain Valley Pipeline LLC, a joint venture developing a proposed 300-mile gas transmission project in West Virginia and Virginia.

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

CON EDISON ANNUAL REPORT 2023	15

New York Utility Industry
Restructuring in the 1990s
In the 1990s, the NYSPSC restructured the electric utility industry in the state. In accordance with NYSPSC orders, the Utilities sold all of their electric generating facilities other than those that also produce steam for CECONY’s steam business (see "Electric Operations – Electric Facilities," below) and provided all of their customers the choice to buy electricity or gas from the Utilities or other suppliers (see "Electric Operations – Electric Sales and Deliveries" and "Gas Operations – Gas Sales and Deliveries," below). In 2023, 57 percent of the electricity and 31 percent of the gas CECONY delivered to its customers, and 47 percent of the electricity and 22 percent of the gas O&R delivered to its customers, was purchased by the customers from other suppliers. In addition, the Utilities no longer control and operate their bulk power electric transmission facilities. See “New York Independent System Operator (NYISO),” below.
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

16	CON EDISON ANNUAL REPORT 2023

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
CECONY’s and O&R’s tariffs for electric and gas service also provide for compensation to residential and small business customers that experience widespread prolonged outages lasting more than seventy-two consecutive hours, subject to certain exceptions, including: for residential customers, a bill credit of $25 for each twenty-four hour period of service outage beyond the first seventy-two consecutive hour outage; for residential and small business customers, reimbursement for food spoilage of up to $540; and reimbursement of affected residential customers for prescription medicine spoilage losses without limitation. Any such costs incurred by utilities are not recoverable from customers. Utilities may petition the NYSPSC to request a waiver of the requirement that it compensate customers after widespread prolonged outages. CECONY’s electric tariff requires it to also compensate customers for certain other service outages resulting from malfunctions in the company’s lines and cable of 33 kV or less or associated equipment, including, for residential customers, up to $580 for food spoilage and actual losses for prescription medicine losses, and for all other customers, up to $11,460 for losses of perishable merchandise.
The NYSPSC has approved a scorecard for use as a guide to assess electric utility performance in restoring electric service during outages that result from a major storm. The scorecard could also be applied by the NYSPSC for other outages or actions. The scorecard includes performance metrics in categories for preparation, operations response, and communications.
Each New York electric utility is required to submit to the NYSPSC annually an emergency response plan for the reasonably prompt restoration of service in the case of widespread outages in the utility’s service territory due to storms or other events beyond the control of the utility. If, after evidentiary hearings or other investigatory proceedings, the NYSPSC finds that the utility failed to reasonably implement its plan during an event, the NYSPSC may impose penalties or deny recovery of any part of the service restoration costs caused by such failure. In April 2023, the NYSPSC approved CECONY’s and O&R's emergency response plans. In December 2023, CECONY and O&R each submitted updated emergency response plans for 2024.

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

Federal Utility Regulation
The Federal Energy Regulatory Commission (FERC), among other things, regulates the transmission and wholesale sales of electricity in interstate commerce and the transmission and sale of natural gas for resale in interstate commerce. In addition, the FERC can impose substantial penalties, including penalties for violations of reliability and cybersecurity rules. Certain activities of the Utilities and Con Edison Transmission are subject to the jurisdiction of the FERC. The Utilities are subject to regulation by the FERC with respect to electric transmission rates and to regulation by the NYSPSC with respect to electric and gas retail commodity sales and local delivery service. As a matter of practice, the NYSPSC has approved delivery service rates for the Utilities that include both transmission and distribution costs. The electric and gas transmission projects in which Con Edison Transmission invests are also subject to regulation by the FERC. See “Con Edison Transmission,” below.

CON EDISON ANNUAL REPORT 2023	17

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

Cyber Regulation
The Companies are subject to cyber regulation by federal agencies, including FERC, the Transportation Security Agency and the Cybersecurity and Infrastructure Security Agency. The Utilities are subject to cyber regulation by the NYSPSC, that under the New York Public Service Law, is authorized to evaluate annually the utility’s customer privacy protections, including, but not limited to, customer electric and gas consumption data, and protection of critical energy infrastructure. In March 2023, the New York State legislature amended the New York State Public Service Law, directing the NYSPSC to develop rules to direct electric and gas utilities to, among other things, protect customer privacy, including customer consumption data, from unauthorized disclosure; (ii) develop and implement tools to monitor operational control networks to detect unauthorized network behavior; and (iii) mandate that utilities’ emergency response plans include cyberattack response plans. O&R’s subsidiary, RECO, is subject to cyber regulation by the NJBPU. See “The Companies Are Extensively Regulated And Are Subject To Penalties” and "A Cyber Attack Could Adversely Affect the Companies" in Item 1A and Item 1C: Cybersecurity.

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

18	CON EDISON ANNUAL REPORT 2023

Technology	CECONY					O&R
Total MW, except project number	2019	2020	2021	2022	2023	2019	2020	2021	2022	2023
Internal-combustion engines	114	129	155	157	160	3	3	3	3	3
Photovoltaic solar	276	323	398	487	579	121	154	183	213	243
Battery energy storage	8	13	18	25	47	1	6	11	25	36
Gas turbines	48	53	61	61	61	20	20	20	20	20
Micro turbines	18	21	23	24	24	1	1	1	1	1
Fuel cells	20	30	30	45	46	—	—	—	—	—
Steam turbines	6	6	6	6	6	—	—	—	—	—
Landfill	—	—	—	—	—	2	2	2	2	2
Total distribution-level DG	490	575	691	805	923	148	186	220	264	305
Number of DG projects	30,539	36,194	43,702	53,498	65,758	8,687	9,643	10,913	12,448	14,201
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

Electric Operations
Electric Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $23,238 million and $22,130 million at December 31, 2023 and 2022, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $4,333 million and $3,916 million at December 31, 2023 and 2022, respectively, and for its portion of the steam-electric generation facilities, the costs for utility plant, net of accumulated depreciation, were $580 million and $534 million, at December 31, 2023 and 2022, respectively. See "CECONY – Steam Operations – Steam Facilities," below.

Distribution Facilities
CECONY owns 63 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2023, the company’s distribution system had a transformer capacity of 32,636 MVA, with 37,633 miles of overhead distribution lines and 98,789 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States.

Transmission Facilities
CECONY’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. On December 31, 2023, the company owned or jointly owned 490 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 760 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 40 transmission substations and 63 area stations are supplied by circuits operated at 69 kV and above. CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas, Eversource Energy, Long Island Power Authority, NYPA, New York Transco and Public Service Electric and Gas Company.

CON EDISON ANNUAL REPORT 2023	19

Generating Facilities
CECONY’s electric generating facilities consist of plants located in Manhattan whose primary purpose is to produce steam for the company's steam business and also co-produce electricity. The facilities have a combined electric nameplate capacity of approximately 694 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2024 for use in these facilities.

Electric Sales and Deliveries
CECONY delivers electricity to its full-service customers who purchase electricity from the company. Under the company's retail choice program, CECONY also delivers electricity to its customers who choose to purchase electricity from other load serving entities. In addition, the company delivers electricity to state and municipal customers of the NYPA.
The company charges all customers in its service area for the delivery of electricity. The company generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. CECONY’s electric delivery revenues are subject to a revenue decoupling mechanism. As a result, its electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. CECONY’s electric sales and deliveries for the last five years were:

	Year Ended December 31,
	2019	2020	2021	2022	2023
Electric Energy Delivered (millions of kWh)
CECONY full service customers	20,579	20,544	20,710	22,547	22,657
Delivery service for retail choice customers	24,754	22,000	21,549	21,116	20,315
Delivery service to NYPA customers and others	9,821	9,027	9,069	9,357	9,284
Total Deliveries in Franchise Area	55,154	51,571	51,328	53,020	52,256
Electric Energy Delivered ($ in millions)
CECONY full service customers	$4,535	$4,804	$5,299	$6,192	$6,305
Delivery service for retail choice customers	2,470	2,391	2,613	2,526	2,394
Delivery service to NYPA customers and others	644	638	683	715	758
Other operating revenues	413	270	211	318	621
Total Deliveries in Franchise Area	$8,062	$8,103	$8,806	$9,751	$10,078
Average Revenue per kWh Sold (Cents)
Residential	$25.3	$26.1	$27.3	$28.8	$30.1
Commercial and industrial	$18.6	$20.2	$23.5	$26.0	$25.4

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in CECONY’s service area typically occurs during the summer air conditioning season. CECONY’s 2023 service area actual hourly peak demand (June-August) was 11,565 MW, which occurred on July 27, 2023. “Design Weather Conditions” for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, Design Weather Conditions do not include these programs' potential impact. However, the CECONY forecasted hourly peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under Design Weather Conditions, the 2024 service area hourly peak demand will be 12,800 MW. As of January 2024, the company forecasts an average annual increase in hourly electric peak demand in its service area at Design Weather Conditions over the next five years to be approximately 0.7 percent per year, including the effect of certain electric energy efficiency programs, the anticipated phase-out of natural gas in certain new construction buildings in CECONY's service territory, and the anticipated increase in electric vehicles in CECONY's service territory. The five-year forecast in peak demand is used by the company for electric supply and capital planning purposes.

Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2023 was purchased through the wholesale electricity market administered by the NYISO. The company expects that resources will again be adequate to meet the requirements of its customers in 2024. The company plans to meet its continuing obligation to supply electricity

20	CON EDISON ANNUAL REPORT 2023

to its full-service customers through a combination of electricity purchased under contract, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for electric generating capacity, see Notes I and Q to the financial statements in Item 8. To reduce the volatility of its full-service customers’ electric energy costs, the company enters into derivative transactions to hedge the costs of a portion of its expected purchases through the NYISO’s wholesale electricity market.
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
Electric Reliability Needs
CECONY monitors the adequacy of the electric capacity resources and related developments in its service area, and works with other parties on long-term resource adequacy within the framework of the NYISO reliability planning process.

In 2019, the New York State Department of Environmental Conservation issued regulations (Peaker Rule) that may require the retirement or seasonal unavailability of fossil-fueled electric generating units owned by CECONY and others in New York City. The Peaker Rule limits nitrous oxides emissions during the ozone season from May through September and affects older peaking units that are generally located downstate and needed during periods of high electric demand or for local reliability purposes. Compliance with the Peaker Rule would impact approximately 1,700 MW (nameplate capacity) of generating units in CECONY's service territory (including 70 MW owned by CECONY), of which approximately 989 MW (including 70 MW owned by CECONY) have since been retired or limited operation. An additional 709 MW (in nameplate capacity) of peaker plants were expected to become unavailable beginning May 1, 2025. In July 2023, the NYISO found an electric reliability need beginning in the summer of 2025 in CECONY’s New York City territory primarily driven by forecasted increases in peak demand and the unavailability of units impacted by the Peaker Rule. In November 2023, after soliciting and evaluating both regulated and market-based solutions, the NYISO determined that there were no viable and sufficient solutions submitted that meet the reliability need in 2025. As a result, the NYISO stated that it will temporarily retain 672 MW of the remaining units impacted by the Peaker Rule until May 2027 to ensure the continued reliability of electric service in New York City.

In January 2021, CECONY updated its Local Transmission Plan to address identified reliability needs on its local system resulting from the Peaker Rule through the construction of three transmission projects, the Reliable Clean City (RCC) projects. In April 2021, the NYSPSC approved CECONY’s December 2020 petition to recover $780 million of costs to construct the RCC projects. In May 2023, the first of the three RCC projects was completed and placed in service; the remaining two are expected to be completed in 2025.

In April 2023, the NYSPSC approved CECONY’s December 2022 petition seeking cost recovery approval for a proposed clean energy hub in Brooklyn, New York (Brooklyn Clean Energy Hub) at an estimated cost of $810 million and an estimated in-service date of December 2027, that is in addition to the capital expenditures approved in CECONY's 2023 electric rate plan. The Brooklyn Clean Energy Hub primarily addresses an identified reliability need in 2028 due to a forecasted increase in electric demand. The Brooklyn Clean Energy Hub also provides the flexibility for offshore wind resources to interconnect to it during construction and after it commences operation. Construction began in September 2023 and is expected to be completed by 2028.

In January 2024, the NYSPSC approved CECONY's August 2023 petition requesting authorization and cost recovery to construct two new substations in Jamaica, Queens (the Reliable Clean City - Idlewild Project) that is in addition to the capital expenditures approved in CECONY's 2023 electric rate plan. The project is expected to be completed by May 2028 to meet anticipated reliability needs and to support New York State’s goals set forth in the Climate Leadership and Community Protection Act (CLCPA). CECONY estimates that construction will cost $1,200 million.

Capital expenditures approved in CECONY’s 2023 electric rate plan to address identified reliability needs in New York City include CECONY’s projects to: transfer electric customers from its Brownsville substation to its Glendale substation (estimated completion in 2026 and estimated cost of $115 million); build a transmission feeder between

CON EDISON ANNUAL REPORT 2023	21

Vernon and Newtown (estimated completion in 2026 and estimated cost of $125.4 million); and build the Gateway Park area substation (estimated completion in 2028 and estimated cost of $1,100 million).

Gas Operations
Gas Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $11,226 million and $10,567 million at December 31, 2023 and 2022, respectively.

Natural gas is delivered by interstate pipelines to CECONY at various points in or near its service territory and is distributed to customers by the company through an estimated 4,363 miles of mains and 380,870 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store 1,062 MDt of which a maximum of about 240 MDt can be withdrawn per day. The company has approximately 1,226 MDt of additional natural gas storage capacity available to it at a field in upstate New York, owned and operated by Honeoye Storage Corporation, a corporation 71.2 percent owned by Con Edison Transmission and 28.8 percent owned by CECONY.

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

	Year Ended December 31,
	2019	2020	2021	2022	2023
Gas Delivered (MDt)
Firm sales
Full service	87,637	78,515	81,637	85,246	77,525
Firm transportation	81,710	76,614	76,765	75,172	72,740
Total Firm Sales	169,347	155,129	158,402	160,418	150,265
Interruptible sales (a)	9,903	8,482	5,927	6,098	7,892
Total Gas Delivered to CECONY Customers	179,250	163,611	164,329	166,516	158,157
Transportation of customer-owned gas
NYPA	39,643	41,577	43,094	45,085	53,541
Other (mainly generating plants and interruptible transportation)	72,712	70,537	67,871	72,448	80,378
Off-system sales	12	12	12	12	12
Total Sales	291,617	275,737	275,306	284,061	292,088
Gas Delivered ($ in millions)
Firm sales
Full service	$1,327	$1,229	$1,473	$1,850	$1,791
Firm transportation	593	649	704	798	853
Total Firm Sales	1,920	1,878	2,177	2,648	2,644
Interruptible sales	42	27	29	51	49
Total Gas Delivered to CECONY Customers	1,962	1,905	2,206	2,699	2,693
Transportation of customer-owned gas
NYPA	2	2	2	2	2
Other (mainly generating plants and interruptible transportation)	54	55	59	64	58
Other operating revenues (mainly regulatory amortizations)	114	74	111	159	76
Total Sales	$2,132	$2,036	$2,378	$2,924	$2,829
Average Revenue per Dt Sold
Residential	$17.33	$18.59	$20.71	$24.67	$26.63
General	$11.55	$10.77	$13.67	$17.17	$18.03
(a)Includes 5,484, 3,510, 1,920, 2,015 and 2,574 MDt for 2019, 2020, 2021, 2022 and 2023, respectively, which are also reflected in delivery service for firm retail choice customers and other.

22	CON EDISON ANNUAL REPORT 2023

For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Gas Peak Demand
The gas actual peak day demand for firm gas customers in CECONY’s service area occurs during the winter heating season and during the winter of 2023/2024 (through January 31, 2024) occurred on January 20, 2024 when the firm gas customers' demand reached approximately 1,188 MDt. “Design Weather Conditions” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under Design Weather Conditions, the 2024/2025 service area peak day demand for firm gas customers will be 1,698 MDt. The forecasted peak day demand for firm gas customers at design conditions does not include gas used by interruptible gas customers including electric and steam generating stations. As of January 2024, the company forecasts an average annual decrease of the gas peak day demand for firm gas customers over the next five years at design conditions of approximately 0.8 percent in its service area, including the effect of certain gas energy efficiency programs, the electrification of space heating and the anticipated phase-out of natural gas in certain new construction buildings in CECONY's service territory. The five-year forecast in peak demand is used by the company for gas supply and capital planning purposes.

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
Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $371.7 million in 2023, including $326.8 million for CECONY. At December 31, 2023, the contracts were for various terms extending to 2027 for supply and 2044 for transportation and storage. During 2023, CECONY entered into one new transportation contract. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Contractual Obligations,” below and “Recoverable Energy Costs” in Note A, Note Q and Note U to the financial statements in Item 8.

In July 2020, CECONY filed a gas planning analysis with the NYSPSC that stated that the company is monitoring a gas supply constraint for the New York City portion of its service territory. In May 2022, the NYSPSC issued orders on gas planning and moratorium management. The orders set forth a schedule for filing future gas planning analyses and the process for initiating, operating and lifting a natural gas moratorium.

In December 2023, CECONY ended a temporary moratorium on new applications for firm gas service that had been implemented in March 2019 due to interstate pipeline gas transportation constraints that affected most of Westchester County. CECONY lifted the moratorium due to increased interstate pipeline capacity upon completion of Tennessee Gas Pipeline’s East 300 Upgrade Project.

Steam Operations
Steam Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for steam facilities, including steam's portion of the steam-electric generation facilities, were $1,990 million and $1,962 million at December 31, 2023 and 2022, respectively. See "CECONY – Electric Operations – Electric Facilities," above.
CECONY generates steam at one steam-electric generating station and four steam-only generating stations and distributes steam to its customers through approximately 106 miles of transmission, distribution and service piping.

CON EDISON ANNUAL REPORT 2023	23

Steam Sales and Deliveries
CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2019	2020	2021	2022	2023
Steam Sold (MMlb)
General	536	445	504	513	428
Apartment house	5,919	5,131	5,013	5,122	4,657
Annual power	13,340	10,977	11,367	11,792	10,359
Total Steam Delivered to CECONY Customers	19,795	16,553	16,884	17,427	15,444
Steam Sold ($ in millions)
General	$27	$23	$25	$27	25
Apartment house	160	136	137	155	150
Annual power	395	321	340	391	363
Other operating revenues	45	28	30	20	31
Total Steam Delivered to CECONY Customers	$627	$508	$532	$593	$569
Average Revenue per Mlb Sold	$29.40	$29.00	$29.73	$32.88	$34.84
For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Steam Peak Demand and Capacity
The steam actual hourly peak demand in CECONY’s service area occurs during the winter heating season and during the winter of 2023/2024 (through January 31, 2024) occurred on January 17, 2024 when the actual hourly demand reached approximately 6.7 MMlb per hour. “Design Weather Conditions” for the steam system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. The company’s estimate for the winter of 2024/2025 hourly peak demand of its steam customers is about 7.7 MMlb per hour under Design Weather Conditions. The company forecasts an average annual decrease in steam hourly peak demand in its service area at Design Weather Conditions over the next five years to be approximately 0.5 percent. The slight decrease reflects continued lower commercial building occupancy levels in the aftermath of the COVID-19 pandemic and customer migration to other heating sources. The five-year forecast in peak demand is used by the company for steam supply and capital planning purposes.
On December 31, 2023, the steam system was capable of delivering approximately 11.4 MMlb of steam per hour, and CECONY estimates that the system will have the same capability in the 2024/2025 winter.

Steam Supply
35 percent of the steam produced by CECONY in 2023 was supplied by the company’s steam-only generating assets; 43 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 22 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R
Electric Operations
Electric Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $1,253 million and $1,215 million at December 31, 2023 and 2022, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $319 million and $307 million at December 31, 2023 and 2022, respectively.
O&R and RECO own, in whole or in part, transmission and distribution facilities which include 545 circuit miles of transmission lines, 15 transmission substations, 63 distribution substations, 90,051 in-service line transformers, 3,788 pole miles of overhead distribution lines and 2,314 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.

Electric Sales and Deliveries
O&R delivers electricity to its full-service customers who purchase electricity from the company. Under the company's retail choice program, O&R also delivers electricity to its customers who purchase electricity from load serving entities.

24	CON EDISON ANNUAL REPORT 2023

The company charges all customers in its service area for the delivery of electricity. O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. O&R’s New York electric revenues (which accounted for 76 percent of O&R’s electric revenues in 2023) are subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Effective July 2021, the majority of O&R’s electric distribution revenues in New Jersey are subject to a conservation incentive program, as a result of which distribution revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric transmission revenues in New Jersey are not subject to a conservation incentive program, and as a result, changes in such volumes do impact revenues. O&R’s electric sales and deliveries for the last five years were:

	Year Ended December 31,
	2019	2020	2021	2022	2023
Electric Energy Delivered (millions of kWh)
Total deliveries to O&R full service customers	2,617	2,712	2,702	2,973	2,988
Delivery service for retail choice customers	2,885	2,622	2,839	2,580	2,397
Total Deliveries in Franchise Area	5,502	5,334	5,541	5,553	5,385
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$429	$442	$453	$576	$578
Delivery service for retail choice customers	191	186	223	198	172
Other operating revenues	14	1	5	(1)	9
Total Deliveries in Franchise Area	$634	$629	$681	$773	$759
Average Revenue Per kWh Sold (Cents)
Residential	$18.20	$17.80	$19.00	$21.50	$21.90
Commercial and Industrial	$13.90	$14.20	$13.00	$15.60	$15.30
For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in O&R’s service area typically occurs during the summer air conditioning season. O&R’s 2023 service area actual hourly peak demand (June-August) was 1,342 MW, which occurred on July 28, 2023. “Design Weather Conditions” for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, Design Weather Conditions do not include these programs' potential impact. However, the O&R forecasted hourly peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under Design Weather Conditions, the 2024 service area peak demand will be 1,530 MW. As of January 2024, the company forecasts an average annual increase in hourly electric peak demand in its service area at design conditions over the next five years to be approximately 2.0 percent, including the effect of certain electric energy efficiency programs distributed generation additions, the anticipated phase-out of natural gas in certain new construction buildings in New York State, and the anticipated increase in electric vehicles in O&R's service territory. The five-year forecast in peak demand is used by the company for electric supply and capital planning purposes.

Electric Supply
The electricity O&R sold to its full-service customers in 2023 was purchased under firm power contracts or through the wholesale electricity market. The company expects that these resources will again be adequate to meet the requirements of its customers in 2024. O&R does not own any electric generating capacity. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts or purchased through the wholesale electricity market. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases. For information about the company’s contracts, see Note Q to the financial statements in Item 8.
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

CON EDISON ANNUAL REPORT 2023	25

Gas Operations
Gas Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $792 million and $756 million at December 31, 2023 and 2022, respectively. Natural gas is delivered by pipeline to O&R at various points in or near its service territory and is distributed to customers by the company through an estimated 1,896 miles of mains and 107,425 service lines.

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

	Year Ended December 31,
	2019	2020	2021	2022	2023
Gas Delivered (MDt)
Firm sales
Full service	12,537	11,877	13,998	15,353	14,357
Firm transportation	9,459	8,271	7,584	6,396	5,055
Total Firm Sales	21,996	20,148	21,582	21,749	19,412
Interruptible sales	3,668	3,633	3,821	3,911	3,301
Total Gas Delivered to O&R Customers	25,664	23,781	25,403	25,660	22,713
Transportation of customer-owned gas
Sales for resale	914	658	468	673	334
Sales to electric generating stations	4	59	26	10	4
Off-system sales	1	19	81	73	20
Total Sales	26,583	24,517	25,978	26,416	23,071

	Year Ended December 31,
	2019	2020	2021	2022	2023
Gas Delivered ($ in millions)
Firm sales
Full service	$161	$141	$190	$245	$230
Firm transportation	63	62	55	45	38
Total Firm Sales	224	203	245	290	268
Interruptible Sales	6	6	6	6	6
Total Gas Delivered to O&R Customers	230	209	251	296	274
Transportation of customer-owned gas
Sales to electric generating stations	—	—	—	—	—
Other operating revenues	29	24	9	16	23
Total Sales	$259	$233	$260	$312	$297
Average Revenue Per Dt Sold
Residential	$13.32	$12.40	$14.09	$16.49	$16.90
General	$10.68	$9.51	$11.24	$13.62	$12.64
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Gas Peak Demand
The gas actual peak day demand for firm sales customers in O&R’s service area occurs during the winter heating season and during the winter of 2023/2024 (through January 31, 2024) occurred on January 20, 2024 when the firm sales customers' demand reached approximately 169 MDt. “Design Weather Conditions” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under Design Weather Conditions, the 2024/2025 service area peak day demand for firm sales customers will be 235 MDt. The forecasted peak day demand at design conditions does not include gas used by

26	CON EDISON ANNUAL REPORT 2023

interruptible gas customers including electric generating stations. As of January 2024, the company forecasts an average annual decrease of the gas peak day demand for firm gas customers over the next five years at design conditions of approximately 0.2 percent in its service area, including the effect of certain gas energy efficiency programs, the electrification of space heating and the anticipated phase-out of natural gas in certain new construction buildings in New York State. The five-year forecast in peak demand is used by the company for gas supply and capital planning purposes.

Gas Supply
O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

Con Edison Transmission
Con Edison Transmission owns a 45.7 percent interest in New York Transco that is comprised of: a 45.7 percent interest in New York Transco's Transmission Owner Transmission Solutions (TOTS) projects; a 45.7 percent interest in New York Transco’s New York Energy Solution (NYES) project; and a 41.7 percent interest in New York Transco’s share of the Propel NY Energy project. Con Edison Transmission also owns a 71.2 percent interest in Honeoye Storage Corporation (Honeoye) and a 7.9 percent interest in Mountain Valley Pipeline, LLC (MVP) that is expected to be reduced to approximately 7.0 percent as described below.

TOTS is a group of three electric power bulk transmission projects constructed on the New York bulk transmission system to increase transfer capability between upstate and downstate New York that went in service in 2016. In March 2016, the FERC approved a November 2015 settlement agreement that provides a 10 percent return on common equity (which is comprised of 9.5 percent base return on equity plus an additional 50 basis points) and a maximum actual common equity ratio of 53 percent. The revenues for these TOTS projects costs are collected by the NYISO and allocated across NYISO transmission customers in New York State, with 63 percent allocated to load serving entities in the CECONY and O&R service areas.

The NYES project was selected by the NYISO in April 2019 to relieve transmission congestion between upstate and downstate ($600 million estimated cost, excluding certain interconnection costs). During the second quarter of 2023, construction was completed for the NYES project and the associated Rock Tavern to Sugarloaf segment, and a majority of the assets were placed in service. Construction of the associated Dover Station, an additional network upgrade to support the NYES project, has not been completed and its permits are the subject of litigation in New York State. In November 2017, FERC approved a settlement agreement that provides for a 10.65 percent return on common equity (which is comprised of a 9.65 percent base ROE, with 100 basis points added for congestion reduction and a cost containment mechanism applicable to certain capital costs) and a maximum actual common equity ratio of 53 percent. The interconnection costs of the awarded project segment include network upgrades identified by the NYISO and NYSPSC that earn the same base ROE, with a 50-basis point adder. Revenues for the NYES project, including the Dover Station, are collected by the NYISO including 100 percent of construction work-in-progress, and are allocated across NYISO transmission customers in New York State with 84 percent allocated to load serving entities in the CECONY and O&R service areas.

The Propel NY Energy project that was selected by the NYISO in June 2023 is a proposed 90-mile electric transmission project with an anticipated in-service date of 2030. Propel NY Energy is expected to enable delivery of a minimum of 3,000 MW of offshore wind electricity, increase high voltage transmission connections between Long Island and the rest of New York State and provide New Yorkers with greater access to diverse energy resources. New York Transco’s share is quantified as $2,200 million, excluding its interconnection costs and the cost of projects expected to be built by local transmission owners, including CECONY. The siting, construction and operation of the project will require approvals and permits from appropriate governmental agencies and authorities, including the NYSPSC. In October 2023, NYSERDA announced that it selected three new offshore wind projects for contract negotiations, one of which is expected to connect 1,314 MW of offshore wind electricity using the capability of the Propel NY Energy project. See "Environmental Matters - Clean Energy Future," below. In December 2023, FERC, subject to refund and the outcome of settlement procedures, conditionally accepted a 53 percent equity capital structure for the Propel NY Energy project with a base return on equity of 10.7 percent, plus a 125 basis-point return on equity adder (50 basis points for participation in the NYISO and 75 basis points for risk).

Con Edison Transmission owns a 71.2 percent interest in Honeoye, a company that operates a gas storage facility in upstate New York and in which CECONY owns the remaining interest. A goodwill impairment loss of $7 million was recorded related to Con Edison Transmission's and CECONY’s investment in Honeoye for the year ended December 31, 2021, of which $5 million was attributed to Con Edison Transmission. See Note K to the financial statements in Item 8.

MVP is a joint venture among five partners, including Con Edison Transmission, to construct and operate the Mountain Valley Pipeline, a proposed 300-mile gas transmission project in West Virginia and Virginia. Con Edison

CON EDISON ANNUAL REPORT 2023	27

Transmission owns a 7.9 percent interest in MVP that is expected to be reduced to approximately 7.0 percent based on Con Edison Transmission's previous capping of its cash contributions to the joint venture. In June 2023, construction activities for the Mountain Valley Pipeline resumed after resolution of certain legal challenges. In January 2024, the operator of the Mountain Valley Pipeline indicated that it is targeting an in-service date for the project in the first quarter of 2024 at an overall project cost of approximately $7,200 million excluding allowance for funds used during construction. Con Edison Transmission recorded pre-tax impairment losses on its interest in MVP of $231 million ($162 million after-tax) and $320 million ($223 million after-tax) for the years ended December 31, 2021 and December 31, 2020, respectively. At December 31, 2023, Con Edison Transmission’s carrying value of its investment in MVP was $111 million and its cash contributions to the joint venture amounted to $530 million. See "Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8.

During 2021, Con Edison Transmission sold its 50 percent interest in Stagecoach Gas Services LLC (Stagecoach), a gas pipeline and storage business located in northern Pennsylvania and southern New York for $629 million. Con Edison Transmission recorded pre-tax impairment losses of $212 million ($147 million after-tax). See "Investments - 2021 Partial Impairment of Investment in Stagecoach Gas Services" in Note A and Note W to the financial statements in Item 8.

For information about Con Edison Transmission's results, see "Results of Operations" in Item 7 and Note P to the financial statements in Item 8.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

Capital Requirements and Resources
Capital Requirements
The following table contains the Companies’ capital requirements for the years 2021 through 2023 and their current estimate of amounts for 2024 through 2028:

	Actual			Estimate
(Millions of Dollars)	2021	2022	2023	2024	2025	2026	2027	2028
CECONY (a)(b)
Electric	$2,189	$2,522	$2,909	$3,277	$3,554	$4,171	$4,128	$4,115
Gas	1,126	1,128	1,046	1,152	1,116	1,126	1,156	1,177
Steam	103	108	128	104	107	110	138	142
Sub-total	3,418	3,758	4,083	4,533	4,777	5,407	5,422	5,434
O&R (b)
Electric	147	167	211	209	350	380	367	353
Gas	70	76	85	80	85	92	85	80
Sub-total	217	243	296	289	435	472	452	433
Con Edison Transmission	31	65	49	27	31	108	113	119
Clean Energy Businesses (c)	298	399	81	—	—	—	—	—
Total capital investments	3,964	4,465	4,509	4,849	5,243	5,987	5,987	5,986
Retirement of long-term securities
Con Edison – parent company	1,178	293	650	—	—	—	—	—
CECONY	640	—	—	250	—	250	350	800
O&R	—	—	—	—	—	—	80	—
Clean Energy Businesses (c)	141	147	60	—	—	—	—	—
Total retirement of long-term securities	1,959	440	710	250	—	250	430	800
Total capital requirements	$5,923	$4,905	$5,219	$5,099	$5,243	$6,237	$6,417	$6,786
(a)CECONY’s capital investments for environmental protection facilities and related studies were $731 million, $733 million and $589 million in 2021, 2022 and 2023, respectively, and are estimated to be $600 million in 2024.
(b)Amounts and estimates shown do not include amounts for the system peak reduction, energy efficiency and electric vehicle make ready programs. See "Regulatory Assets and Liabilities" in Note B to the financial statements in Item 8.
(c)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

28	CON EDISON ANNUAL REPORT 2023

Contractual Obligations
The following table summarizes the Companies’ material obligations at December 31, 2023 to make payments pursuant to contracts. Long-term debt, operating and capital lease obligations and other noncurrent liabilities are included on their balance sheets. Electricity and gas purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	1 year or less	Years 2 & 3	Years 4 & 5	After 5 years
Long-term debt (Statement of Capitalization) (a)
CECONY	$21,275	$250	$250	$1,150	$19,625
O&R	1,125	—	—	80	1,045
Parent	—	—	—	—	—
Interest on long-term debt (b)	20,319	1,006	1,997	1,956	15,360
Total long-term debt, including interest (a)(b)	42,719	1,256	2,247	3,186	36,030
Finance lease obligations (Note J)
CECONY	1	1	—	—	—
O&R	1	—	—	—	1
Total capital lease obligations	2	1	—	—	1
Operating leases (Note J)
CECONY	688	66	132	125	365
O&R	1	1	—	—	—
Total operating leases (c)	689	67	132	125	365
Purchase obligations
Electricity power purchase agreements – Utilities (Note I)
CECONY
Energy	1,606	102	242	251	1,011
Capacity (d)	728	151	143	88	346
Total CECONY	2,334	253	385	339	1,357
O&R
Energy and Capacity (d)	142	72	70	—	—
Total electricity and power purchase agreements – Utilities	2,476	325	455	339	1,357
Natural gas supply, transportation, and storage contracts – Utilities (Note I) (e)
CECONY
Natural gas supply	282	258	18	6	—
Transportation and storage	4,268	450	818	613	2,387
Total CECONY	4,550	708	836	619	2,387
O&R
Natural gas supply	45	41	3	1	—
Transportation and storage	681	71	128	98	384
Total O&R	726	112	131	99	384
Total natural gas supply, transportation and storage contracts	5,276	820	967	718	2,771
Other purchase obligations (f)
CECONY	4,156	1,350	1,650	743	413
O&R	169	93	20	14	42
Total other purchase obligations	4,325	1,443	1,670	757	455
Total	$55,487	$3,912	$5,471	$5,125	$40,979

(a)Excludes amounts reclassified as Liabilities Held For Sale on Con Edison's balance sheet. Amounts excluded are $2 million, $5 million, $6 million, and $49 million of long-term debt amortization under 1 year, 2-3 years, 4-5 years, and over 5 years, respectively. See Note W and Note X to the financial statements in Item 8.
(b)Amounts exclude interest on fixed rate debt calculated at rates in effect at December 31, 2023. Amounts excluded are $3 million, $6 million, $5 million, and $14 million of interest due under 1 year, 2-3 years, 4-5 years, and over 5 years, respectively, reclassified as Liabilities Held For Sale on Con Edison's balance sheet. See Note W and Note X to the financial statements in Item 8.
(c)Amounts exclude operating lease future minimum lease payments reclassified as Liabilities Held For Sale on Con Edison's balance sheet, of $3 million in total for years ended December 31, 2024 through 2028, and $10 million for all years thereafter, and imputed interest of $6 million. See Note W and Note X to the financial statements in Item 8.
(d)Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.
(e)Included in these amounts is the cost of minimum quantities of energy that the Utilities are obligated to purchase at both fixed and variable prices.

CON EDISON ANNUAL REPORT 2023	29

(f)Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing system as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. Long-term Purchase Obligations, which comprises $3,468 million of "Other Purchase Obligations," were derived from the Utilities' purchasing system by using a method that identifies the remaining purchase obligations. The Utilities believe that unreasonable effort and expense would be involved to enable them to report their “Other Purchase Obligations” in a different manner.

The Companies’ commitments to make payments in addition to these contractual commitments include their other liabilities reflected on their balance sheets, any funding obligations for their pension and other postretirement benefit plans, financial hedging activities, their collective bargaining agreements and Con Edison’s guarantee of certain obligations. See Notes E, F, Q and “Guarantees” in Note H to the financial statements in Item 8.
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
Con Edison plans to meet its capital requirements for 2024 through 2028 through internally-generated funds and the issuance of long-term debt and common equity. See “Capital Requirements and Resources - Capital Requirements" in Item 1. Con Edison's plans include the issuance of up to $3,250 million of long-term debt in 2024 and up to $1,000 million of long-term debt in 2025, including for maturing securities, at the Utilities and approximately $6,000 million in aggregate of long-term debt, including for maturing securities, at the Utilities during 2026 through 2028. Except for equity issued under its dividend reinvestment, employee stock purchase and long-term incentive plans, Con Edison does not plan to issue common equity in 2024 and plans to issue common equity of approximately $1,300 million in 2025 and up to $2,800 million in aggregate during 2026 through 2028. Con Edison’s estimates of its capital requirements and related financing plans reflect information available and assumptions at the time the statements are made and include, among other things, the assumptions that Con Edison’s non-utility gas transmission investments remain unchanged through 2028 and the Utilities’ forecasted capital investments and financing plans through 2028 are approved by the New York State Public Service Commission. Actual developments and the timing and amount of funding may differ materially.

In 2021, the NYSPSC authorized CECONY, through 2025, to issue up to $4,025 million of debt securities ($3,450 million of which the company had issued as of December 31, 2023). In 2022, the NYSPSC authorized O&R, through 2025, to issue up to $285 million of debt securities ($150 million of which the company had issued as of December 31, 2023). The NYSPSC also authorized CECONY and O&R for such periods to issue debt securities to refund existing debt securities of up to $2,500 million and $125 million, respectively. As of December 31, 2023, the Utilities had not refunded any securities pursuant to these authorizations.

Con Edison Transmission has financed its operations and capital requirements primarily with capital contributions and borrowings from Con Edison and internally-generated funds. See "Liquidity and Capital Resources" in Item 7.

30	CON EDISON ANNUAL REPORT 2023

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2019	2020	2021	2022	2023
Con Edison	49.6	48.3	47.4	50.9	49.1
CECONY	49.2	47.9	47.0	46.9	47.9
The credit ratings assigned by Moody’s, S&P and Fitch to the senior unsecured debt and commercial paper of Con Edison, CECONY and O&R are as follows:

	Moody's	S&P	Fitch
Con Edison
Senior Unsecured Debt	Baa1	BBB+	BBB+
Commercial Paper	P-2	A-2	F2
CECONY
Senior Unsecured Debt	A3	A-	A-
Commercial Paper	P-2	A-2	F2
O&R
Senior Unsecured Debt	Baa2	A-	A-
Commercial Paper	P-2	A-2	F2

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

Environmental Matters
Clean Energy Future
New York State’s Climate Leadership and Community Protection Act
In 2019, New York State enacted the Climate Leadership and Community Protection Act (CLCPA) that established a goal of 70 percent of the electricity procured by load serving entities regulated by the NYSPSC to be produced by renewable energy systems by 2030 and requires the statewide electrical demand system to have zero emissions by 2040. The law also codified state targets for energy efficiency (end-use energy savings of 185 trillion British thermal units below 2025 energy-use forecast), offshore wind (9,000 MW by 2035), solar (6,000 MW by 2025) and energy storage (3,000 MW by 2030). The CLCPA established a climate action council that made recommendations for meeting the statewide greenhouse gas (GHG) emission reduction requirements through displacing fossil-fuel fired electricity with renewable electricity, transitioning heating and transportation to lower GHG impact fuels (including substantial electrification), implementing energy efficiency measures and providing 35 percent to 40 percent of the benefits of CLCPA-related investments to disadvantaged communities. As required by the law, the New York State Department of Environmental Conservation (NYSDEC) adopted regulations establishing statewide GHG emissions limits that are 60 percent of 1990 emissions levels by 2030 and 15 percent of 1990 emissions by 2050. The Utilities are unable to predict the impact on them of the implementation of this law.

CECONY and O&R have been required to obtain renewable energy credits (RECs) and zero-emissions credits (ZECs) for their full service customers since 2017. In October 2020, the NYSPSC, in response to the CLCPA, established a new RECs program to support increased renewable energy availability in New York City for which the costs would be borne by load serving entities across New York State on a volumetric basis. Load serving entities may satisfy their REC obligation by either purchasing RECs acquired through central procurement by the New York State Energy Research and Development Authority (NYSERDA), by self-supply through direct purchase of tradable RECs, or by making alternative compliance payments. Load serving entities purchase ZECs from NYSERDA at prices determined by the NYSPSC. In April 2022, the NYSPSC issued an order approving contracts between NYSERDA and two project sponsors selected by NYSERDA to provide RECs directly to New York City (Clean Path New York and H.Q. Energy Services (U.S.) Inc.) that anticipate in-service dates of 2026 and 2027, respectively.

CON EDISON ANNUAL REPORT 2023	31

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

In November 2023, CECONY and O&R filed their combined gas system long-term plan. The Utilities’ plan has a 20-year horizon to achieve the greenhouse gas emissions reduction targets of the CLCPA and includes three pathways: (1) a reference pathway based on investments approved by the NYSPSC, (2) an alternate hybrid electric generation and low-carbon fuels pathway and (3) an alternate deep electrification pathway. The plan outlines objectives in clean energy, climate resilience, core service, and customer engagement and includes forecasts of annual customer bill charges. The plan concludes that gas sales and emissions in CECONY’s and O&R’s service territories are projected to fall in all three pathways.

Offshore Wind
In an effort to meet the CLCPA’s offshore wind goals, load serving entities, such as CECONY and O&R, will be required to purchase offshore wind renewable energy credits beginning in 2025 when projects are expected to begin operation.

In October 2023, NYSERDA announced that it selected three new offshore wind projects for contract negotiations, representing 4,032 MW of energy by 2030 One of the conditional awards, the Community Offshore Wind project, is expected to connect 1,314 MW of offshore wind electricity through CECONY’s Brooklyn Clean Energy Hub by 2030 (see “Electric Reliability Needs,” above) and another conditional award, the Excelsior Wind project, is expected to connect 1,314 MW of offshore wind electricity using the capability of the Propel NY Energy project. See "Con Edison Transmission," above.

Energy Efficiency
In January 2020, and updated in August 2022, the NYSPSC issued an order directing energy efficiency targets and budgets for New York utilities. The order approved electric and gas energy efficiency programs and heat pump budgets, and associated targets, for the years 2020 through 2025 to meet the NYSPSC’s goal of reducing electric use by 3 percent annually and gas use by 1.3 percent annually by 2025. The order and subsequent update authorized budgets for the years 2020 through 2025 for: electric energy efficiency programs of $688 million and $71 million for CECONY and O&R, respectively; gas energy efficiency programs of $338 million and $17 million for CECONY and O&R, respectively; and heat pump programs of $746 million and $15 million for CECONY and O&R, respectively. CECONY’s current electric and gas rate plans allow it to recover the costs of energy efficiency expenditures, including a full rate of return, in rates from customers. See Note B to the financial statements in Item 8.

In November 2023, and updated in January 2024, CECONY and O&R filed preliminary proposals for energy efficiency and heat pump programs for 2026-2030 with aggregate budgets of approximately $2,744 million and $129 million, respectively. The aggregate amounts are comprised of average annual budgets of up to: $373 million and $22 million for electric energy efficiency and heat pump programs for CECONY and O&R, respectively, $150 million and $4 million for gas energy efficiency programs for CECONY and O&R, respectively, and $26 million for steam energy efficiency programs for CECONY.

32	CON EDISON ANNUAL REPORT 2023

Electric Vehicles
In July 2020, the NYSPSC established light-duty electric vehicle make-ready and other infrastructure programs that included budgets of $290 million and $24 million for CECONY and O&R, respectively, through 2025. In November 2023, the light-duty infrastructure and other programs, including medium and heavy-duty make-ready pilot projects and a new micromobility infrastructure incentive program, were expanded to approximately $823 million for CECONY and $56 million for O&R, with the ability to extend beyond 2025. The NYSPSC authorized CECONY and O&R to recover these costs, including a full rate of return, through surcharge mechanisms and subsequently in rates from customers.

In July 2022, the NYSPSC issued an order that provides CECONY and O&R with up to a total of $31 million and $5.8 million, respectively, through 2025, for implementation of residential vehicle managed charging programs and administration costs. The NYSPSC authorized CECONY and O&R to recover these costs through surcharge mechanisms. The order also provides CECONY and O&R with authorization to offer incentives to encourage electric vehicle charging to occur overnight and during off-peak times totaling approximately $71.8 million and $8.2 million, respectively, through 2025, that would be recovered through the respective company’s revenue reconciliation mechanisms.

In October 2022, the NJBPU approved RECO’s electric vehicle make-ready program that includes a budget of $7.6 million through 2026 for electric vehicle infrastructure and related program costs. The NJBPU authorized RECO to recover these costs, including a full rate of return, in rates from customers.

In November 2023, the NYSPSC issued an order that provides CECONY and O&R with up to $432 million and $18 million, respectively, for the implementation of commercial managed charging programs and demand charge rebates, participant incentives and administration costs. The NYSPSC authorized CECONY and O&R to recover these costs, including a full rate of return, through surcharge mechanisms and subsequently in rates from customers.

Energy Storage
In December 2018, the NYSPSC issued an order establishing an energy storage goal of up to 3,000 MW of energy storage by 2030 with an interim objective of 1,500 MW by 2025. The order required CECONY and O&R to file implementation plans for a competitive procurement process to deploy 300 MW and 10 MW, respectively, of energy storage. CECONY and O&R filed their implementation plans in February 2019. CECONY is in contract negotiations with storage developers and O&R is evaluating bids from storage developers. The Utilities expect to recover the cost of energy storage services, including a full rate of return, in rates and surcharges from customers. In December 2022, NYSDPS and NYSERDA issued an updated storage roadmap that proposes to increase the storage goal from 3,000 MW to 6,000 MW by 2030. The proposal includes the recommendation that New York State’s utilities study the potential of energy storage to provide non-market transmission and distribution services and identify services that are cost-effective compared to traditional alternatives.

Thermal Energy Networks
In September 2023, the NYSPSC issued an order providing guidance on the development and implementation of utility-scale thermal energy network pilot projects throughout New York State. The order introduced a framework for the NYSPSC to evaluate whether the proposed pilot projects are in the public interest. In December 2023, CECONY and O&R filed pilot project proposals with budgets of $255 million and $46 million, respectively. The proposed pilots are subject to approval by the NYSPSC.

Distribution System and Distributed Resources
The NYSPSC is directing development by New York electric utilities of a distributed system platform to manage and coordinate distributed energy resources in their service areas under NYSPSC regulation and to provide customers, together with third parties, with data and tools to better manage their energy use. The NYSPSC has required the Utilities to file distributed system implementation plans and ordered the Utilities to develop demonstration projects to inform distributed system platform business models. As of December 31, 2023, CECONY and O&R had one shared active demonstration project, and individually, CECONY had four and O&R had three active demonstration projects.

The NYSPSC approved CECONY’s advanced metering infrastructure (AMI) installation plan for its electric and gas delivery businesses, subject to a cap on capital expenditures of $1,285 million. CECONY substantially completed its smart meter installations in 2023 and expects to complete its AMI installation plan in 2024. The NYSPSC also authorized O&R to expend $98.5 million to install AMI for its New York customers, which work was complete as of December 31, 2020.

CON EDISON ANNUAL REPORT 2023	33

The NYSPSC began to change compensation for DERs and place limits on net energy metering (NEM) in 2015. In New York, NEM compensates kilowatt-hours exported to the electric distribution system at the full-service rate for production, delivery, taxes and fees. NYSPSC’s policy is to phase in changes to limit annual bill increases on non-participating customers to two percent. In addition, NEM projects interconnected on or after January 1, 2022 are charged for their share of energy efficiency and other public policy benefit programs.

New York City’s Clean Energy Goals
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

Federal Regulation
In June 2022, the U.S. Supreme Court issued a decision that restricts the authority of the United States Environmental Protection Agency (EPA) to establish GHG emission reduction measures under Section 111 of the federal Clean Air Act for technologies that reduce GHG emissions from fossil fuel combustion at the source. Con Edison, as part of a coalition of public and private utilities, was a party in the case and had argued that the U.S. Supreme Court should not adopt this restrictive statutory reading of the Clean Air Act. Depending on how it is implemented in future final EPA regulations, which are currently undergoing federal rulemaking, the U.S. Supreme Court’s decision could have potential cost implications for CECONY because it could limit its flexibility to use measures such as trading emissions allowances from higher emitting sources to lower emitting sources and averaging emissions across different sources, to cost-effectively meet federal GHG emissions limits for its limited portfolio of steam and electric generating assets. The decision could also indirectly impact CECONY's and O&R's initiatives to develop renewable energy sources. Certain CECONY electric generating units could be subject to the final rule, depending on its applicability criteria. The Companies are unable to predict the impact on them as a result of the decision or any final regulations that may be promulgated by the EPA.

Climate Change
As indicated by the Intergovernmental Panel on Climate Change, emissions of greenhouse gases (GHG) from manmade sources are changing the world’s climate.
Climate change could affect customer demand for the Companies’ energy services. It might also cause physical damage to the Companies’ facilities and disruption of their operations due to more frequent and more extreme weather. Past major weather events such as Superstorm Sandy in 2012 and Tropical Storm Isaias in 2020 caused large power outages in the Utilities’ territories and resulted in the Utilities incurring substantial response and restoration costs.

In September 2023, CECONY updated the climate change vulnerability study it issued in 2019 and O&R published its first climate change vulnerability study. The studies were developed pursuant to a New York State Public Service law that requires all New York electric utilities to release a climate change vulnerability study and file with the NYSPSC a subsequent climate change resilience plan at least every five years. The law authorizes utilities to recover costs incurred outside of the rate plans through a surcharge and to subsequently include approved costs into base rates during the next rate case proceeding. The Utilities’ studies identified rising temperatures, inland flooding, sea level rise, storm surge, high winds, ice accumulation and extreme and compound weather events to be the biggest risks to their systems. The resulting extreme weather events brought about by climate change are manifested in increased system load, asset degradation, equipment damage and worker safety and accessibility concerns.

In November 2023, CECONY and O&R filed climate change resilience plans with the NYSPSC that proposed to make investments of $903 million and $411 million, respectively, between 2025 and 2029 to enhance the resilience of their electric systems against extreme weather events brought about by climate change. The projected total cost of CECONY’s and O&R’s resilience investments from 2025 through 2044 are expected to be $5,600 million and $1,400 million, respectively. These investments are subject to approval by the NYSPSC.

GHG Emissions Reporting

34	CON EDISON ANNUAL REPORT 2023

Based on the most recent data (2021) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its direct GHG emissions constitute less than 0.1 percent of the nation’s GHG emissions. Con Edison’s estimated Scope 1 emissions of GHG during the past five years were:

(Metric tons, in millions (a))	2019	2020	2021	2022	2023
CO2 equivalent emissions	2.9	2.7	2.8	2.9	2.7
(a)Estimated emissions for 2023 are based on preliminary data and are subject to third-party verification. Scope 1 emissions are GHG emitted into the atmosphere by assets owned by Con Edison. Con Edison’s Scope 1 emissions primarily include emissions from CECONY’s operation of steam, electric, and co-generation plants. Con Edison’s Scope 1 emissions also include fugitive emissions that occur when pressurized equipment and infrastructure containing a GHG has a controlled or uncontrolled emission and emissions from Con Edison’s vehicle fleet.
Con Edison’s more than 54 percent decrease in direct GHG emissions (carbon dioxide, methane and sulfur hexafluoride) from the 2005 baseline (6.0 million metric tons) reflects emission reductions resulting from equipment and repair projects, reduced steam demand, the increased use of natural gas in lieu of fuel oil at CECONY’s steam production facilities and projects to reduce sulfur hexafluoride emissions and to replace leak-prone gas distribution pipes. As a result of the Utilities’ participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable electric production facilities. The electricity produced by renewable generation offsets the energy that the Utilities would otherwise have procured, thereby reducing the amount of electricity produced by non-renewable production facilities. The Utilities also actively promote energy efficiency and the use of renewable generation to help their customers reduce their GHG emissions.
CECONY has participated for several years in voluntary initiatives with the EPA to reduce its methane and sulfur hexafluoride emissions. The Utilities reduce methane emissions from the operation of their gas distribution systems through pipe maintenance and replacement programs and by utilizing technologies to reduce fugitive emissions from leaks or when work is performed on operating assets. The Utilities reduce emissions of sulfur hexafluoride by using improved technologies to locate and repair leaks and by replacing older equipment. In December 2023, NYSDEC issued a proposed regulation that would impose an emissions limit on owners of gas insulated equipment containing sulfur hexafluoride, including equipment used in electric power transmission and distribution.

In January 2016, the NYSPSC approved a 10-year clean energy fund to be managed by NYSERDA under the NYSPSC's supervision. The Utilities collect clean energy fund surcharges from their customers through the system benefit charge. The Utilities billed customers clean energy fund surcharges of $224 million, $216 million and $224 million in 2023, 2022, and 2021, respectively.

CECONY is subject to carbon dioxide emissions regulations established by New York State under the Regional Greenhouse Gas Initiative (RGGI) due to its ownership of electric generation assets. The initiative established a decreasing cap on carbon dioxide emissions resulting from the generation of electricity. Under RGGI, affected electric generators are required to obtain emission allowances to cover their carbon dioxide emissions. CECONY will purchase RGGI allowances for the sixth control period (2024 – 2026) based on anticipated emissions, which are expected to be similar to past compliance periods.

The cost to the Companies to comply with legislation, regulations or initiatives limiting GHG emissions could be substantial.

Environmental Sustainability
Con Edison’s sustainability strategy, as it relates to the environment, provides that the company seeks, among other things, to reduce direct and indirect GHG emissions; enhance the efficiency of its water use; reduce its impact to natural ecosystems; focus on reducing, reusing and recycling to lower materials consumption and disposal; and design its work in consideration of climate projections.

Con Edison has adopted a Clean Energy Commitment whereby it commits to the transition to the clean energy future. Con Edison's Clean Energy Commitment is supported by five pillars:

•Build the grid of the future
•Empower Con Edison's customers to meet their climate goals
•Reimagine the gas system
•Lead by reducing Con Edison's carbon footprint
•Partner with stakeholders

CECONY
Superfund

CON EDISON ANNUAL REPORT 2023	35

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
Coal tar or other MGP-related contaminants have been detected at the remaining 36 sites. Remedial actions have been completed at all or portions of 14 sites and the NYSDEC has issued NFA letters for these sites. In addition, remedial actions have been completed by property owners at all or portions of four sites under the New York State Brownfield Cleanup Program and Certificates of Completion have been issued by the NYSDEC for these sites. Remedial design, planning or action is ongoing for the remaining sites or portions of sites; however, the information as to the extent of contamination and scope of the remediation likely to be required for many of these sites is incomplete. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites (other than the Astoria site, which is discussed below) could range from $686 million to $2,548 million.
Astoria Site
CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property owned by it in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil, the manufacture and storage of liquefied natural gas and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to remediate the contamination. The company’s investigations are ongoing. The company has submitted reports to the NYSDEC and the New York State Department of Health and in the future will be submitting additional reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property could range from $301 million to $884 million.
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

36	CON EDISON ANNUAL REPORT 2023

work for bulkhead structural support along certain portions of the middle part of the canal. The PRPs and CECONY are coordinating the implementation of this order. In January 2020, the EPA issued an order that requires six PRPs, including CECONY, to initiate the remedial action work in the upper reaches of the canal following the completion of the bulkhead upgrades. The EPA estimated that this work would cost approximately $125 million, although actual costs may be significantly higher. In November 2020, the PRPs began implementation of the work required under this order. Cleanup in other areas of the canal is not addressed by this order. In addition, other Federal agencies and the NYSDEC have previously notified the PRPs of their intent to perform a natural resource damage assessment for the site. CECONY is unable to estimate its exposure to liability for the Gowanus Canal site.

Newtown Creek
In June 2017, CECONY received a notice of potential liability from the EPA with respect to the Newtown Creek site that was listed in 2010 on the EPA’s National Priorities List of Superfund sites. The EPA has identified 21 potentially responsible parties (PRPs) with respect to the site, including CECONY, and has indicated that it will notify the company as additional PRPs are identified and notified by the EPA. Newtown Creek and its tributaries (collectively, Newtown Creek) form a 3.8 mile border between Brooklyn and Queens, New York. Currently, the predominant land use around Newtown Creek includes industrial, petroleum, recycling, manufacturing and distribution facilities and warehouses. Other uses include trucking, concrete manufacture, transportation infrastructure and a wastewater treatment plant. Newtown Creek is near several residential neighborhoods. Six PRPs, not including CECONY, pursuant to an administrative settlement agreement and order on consent the EPA issued to them in 2011, have been performing a remedial investigation of the site. The EPA indicated that sampling events have shown the sediments in Newtown Creek to be contaminated with a wide variety of hazardous substances including PCBs, metals, pesticides, polycyclic aromatic hydrocarbons and volatile organic compounds. The EPA also indicated that it has reason to believe that hazardous substances have come to be released from CECONY facilities into Newtown Creek. The current schedule anticipates completion of a feasibility study for the site during 2027 and issuance of the EPA's record of decision selecting a remedy for the site thereafter. CECONY is unable to estimate its exposure to liability for the Newtown Creek site.
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

The following table lists each of the additional Superfund sites for which the company anticipates it may have liability. The table also shows for each such site its location, the year in which the company was designated or alleged to be a PRP or to otherwise have responsibilities for the site (shown in the table under “Start”), the name of the court or agency in which proceedings for the site are pending and CECONY’s estimated percentage of the total liability for each site. The company currently estimates that its potential liability for investigation, remediation, monitoring and environmental damages in aggregate for the sites below, other than the sites where the percentage of total liability has not been determined, is less than $2 million. Superfund liability is joint and several. The company’s estimate of its liability for each site was determined pursuant to consent decrees, settlement agreements or otherwise and in light of the financial condition of other PRPs. The company’s actual liability could differ substantially from amounts estimated.

Site	Location	Start	Court or Agency	% of Total Liability
Cortese Landfill	Narrowsburg, NY	1987	EPA	6.0%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	100.0%
Metal Bank of America	Philadelphia, PA	1987	EPA	1.0%
Global Landfill	Old Bridge, NJ	1988	EPA	0.4%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	0.7%
Pure Earth	Vineland, NJ	2018	EPA	to be determined
Scientific Chemical Processing	Carlstadt, NJ	2023	EPA	to be determined

Other Environmental Matters
Following media reports, in July 2023, the Environmental Protection Agency, New York State Department of Environmental Conservation, New York State Department of Health and NYSDPS began investigating the potential public health risks associated with lead-jacketed cables in the fixed-line telecommunications industry. The use of

CON EDISON ANNUAL REPORT 2023	37

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

In 2016, CECONY and another utility responded to a reported dielectric fluid leak at a New Jersey marina on the Hudson River associated with one or two underwater transmission lines, the New Jersey portion of which is owned and operated by the other utility and the New York portion of which is owned and operated by CECONY. In 2017, after the marina owner had cleared substantial debris from its collapsed pier and rip rap material that it had previously placed over and in the vicinity of the underwater transmission lines in an attempt to shore up its failing pier, a dielectric fluid leak was found and repaired on one of the underwater transmission lines. In August 2018, the EPA declared the leak response complete. In August 2020, CECONY and the other utility entered into a settlement with the United States federal government, under which the utilities settled the federal government’s claims for outstanding response costs. In December 2023, CECONY, the other utility and the marina owner settled all of the claims in a litigation regarding response and repair costs and related damages.

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
O&R has completed remedial investigations and has received the NYSDEC’s decision regarding the remedial work to be performed at all seven of its MGP sites. Of the seven sites, O&R has completed remediation at four sites. Remedial construction was conducted on a portion of one of the remaining sites in 2019 and remedial design is ongoing for the other remaining sites. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites could range from $92 million to $145 million.
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

38	CON EDISON ANNUAL REPORT 2023

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
Air Quality
Under the Clean Air Act and New York State law, certain of CECONY’s facilities qualify as major facilities that are required to obtain Clean Air Act Title V operating permits. Consistent with the governing regulations, CECONY applies to renew these permits prior to their expiration and seeks to modify them when needed.
Under new source review regulations, an owner of a major facility, including CECONY’s steam and steam-electric generating facilities, is required to obtain a permit before making certain modifications to the facility, other than routine maintenance, repair, or replacement, that cause the increase of emissions of pollutants from the facility above specified thresholds. To obtain a permit, the facility owner could be required to install additional pollution controls or otherwise limit emissions from the facility. The company reviews on an on-going basis its planned modifications to its facilities to determine the potential applicability of new source review and similar regulations.
The EPA's Transport Rule (also referred to as the Cross-State Air Pollution Rule), which was implemented in January 2015, established a new cap-and-trade program requiring further reductions in air emissions than the Clean Air Intrastate Rule (CAIR) that it replaced. Under the Transport Rule, utilities are to be allocated emissions allowances and may sell the allowances or buy additional allowances. CECONY requested and received NYSPSC approval to change the provisions under which the company recovers its purchased power costs to provide for costs incurred to purchase emissions allowances and revenues received from the sale of allowances. In 2021, the EPA finalized changes to the Transport Rule in response to a court decision. In 2023, the EPA finalized an updated version of the Transport Rule (known as the Good Neighbor Rule) that includes a more recent federal ozone standard than the Transport Rule initially implemented. Since its promulgation, the Good Neighbor Rule has been the subject of litigation in the federal Circuit Courts of Appeals which have stayed its effectiveness in several states (but not New York State). Elements of this litigation are before the U.S. Supreme Court and the Circuit Courts of Appeals. The revised Transport Rule reduced the number of allowances allocated to CECONY and required the company to purchase allowances to offset the decreased allocation. CECONY has complied with the Transport Rule in 2023 and expects to comply with the rule in 2024.

The NYSDEC issued regulations in 2019 that limit nitrous oxides (NOx) emissions during the ozone season from May through September and affect older peaking units that are generally located downstate and needed during

CON EDISON ANNUAL REPORT 2023	39

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

On December 31, 2023, Con Edison and its subsidiaries had 14,592 employees, based entirely in the United States including 13,416 at CECONY; 1,167 at O&R and 9 at Con Edison Transmission. Of the total CECONY and O&R employees, 7,661 and 603 employees, respectively, were represented by a collective bargaining unit. The collective bargaining agreement covering most of the CECONY employees expires in June 2024. Agreements covering other CECONY employees and O&R employees expire in June 2025 and May 2026, respectively.

Con Edison measures the voluntary attrition rate of its employees in assessing the company’s overall human capital. The company's turnover rate in 2023 was approximately 6.7 percent, 31 percent of which is attributed to retirements. The average length of service is 13.4 years. Con Edison strives to have a diverse and inclusive workforce. A comprehensive diversity and inclusion strategy underlies the corporate culture; informing how its employees engage with one another, and setting the foundation for a respectful and inclusive environment. On December 31, 2023, women represented 23.2 percent of the total workforce and people of color represented 53.6 percent of the workforce, with ethnicity breaking down as follows: 46.4 percent White, 23.3 percent Black, 19.3 percent Hispanic, 9.8 percent Asian and 1.2 percent other.

In managing the business, the company emphasizes a strong safety culture. Continuous focus on safety while performing work is paramount, and leaders and managers are committed to implementing programs and practices that promote the right knowledge, skills, and attitudes to undertake the responsibilities of safety, including required training for both field and office employees. To that end, the company has a dedicated facility, the Learning Center, that offers classes to employees covering technical courses, skills enhancement, safety and leadership development. During 2023, employees spent over 680,000 hours in instructor-led, leadership and skill-based training. Further, the company maintains a career development and succession planning program that is committed to helping employees grow their careers, talents, skills and abilities. In addition to their daily job functions, employees of the Utilities are assigned to and trained for a position for emergency response that is mobilized in the event of a weather event or emergency.

Although working remotely for certain positions has been made possible by digital software and smart device capabilities that enable employees to collaborate with each other and remain productive, the entire CECONY and O&R workforce is available in the event of an emergency that requires on-site presence.

Available Information
For the sources of information about the Companies, see “Available Information” in the “Introduction” appearing before this Item 1.

Item 1A: Risk Factors

40	CON EDISON ANNUAL REPORT 2023

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
Regulatory/Compliance Risks:
The Companies Are Extensively Regulated And Are Subject To Substantial Penalties.    The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. State utility regulators may seek to impose substantial penalties on the Utilities for violations of state utility laws, regulations or orders or limit the Utilities from recovering costs incurred above amounts set forth in their rate plans. See “Other Regulatory Matters” in Note B to the financial statements in Item 8. The Utilities are also subject to recurring, independent, third-party audits with respect to these regulations and standards. In addition, the Utilities' rate plans usually include negative revenue adjustments for failing to meet certain operating and customer satisfaction standards. FERC has the authority to impose penalties on the Utilities and the projects that Con Edison Transmission invests in, which could be substantial, for violations of the Federal Power Act, the Natural Gas Act or related rules, including reliability and cybersecurity rules. Environmental agencies may seek penalties for failure to comply with laws, regulations or permits. The Companies may also be subject to penalties from other regulatory agencies. The Companies may be subject to new laws, regulations or other requirements or the revision or reinterpretation of such requirements, which could adversely affect them. See “Utility Regulation", "Competition" and “Environmental Matters – Climate Change" and "Environmental Matters - Other Federal, State and Local Environmental Provisions” in Item 1, “Critical Accounting Estimates” in Item 7 and “Other Regulatory Matters” in Note B to the financial statements in Item 8.

The Utilities’ Rate Plans May Not Provide A Reasonable Return.    The Utilities have rate plans approved by state utility regulators that limit the rates they can charge their customers. The rates are generally designed for, but do not guarantee, the recovery of the Utilities’ cost of providing service (including a return on equity). See “Utility Regulation – State Utility Regulation – Rate Plans” in Item 1 and “Rate Plans” in Note B to the financial statements in Item 8. Rates usually may not be changed during the specified terms of the rate plans other than to recover energy costs and limited other exceptions. The Utilities’ actual costs may exceed levels provided for such costs in the rate plans. State utility regulators can initiate proceedings to prohibit the Utilities from recovering from their customers the cost of service (including energy costs and storm restoration costs) that the regulators determine to have been imprudently incurred. The Utilities have from time to time entered into settlement agreements to resolve various prudence proceedings.

The Companies May Be Adversely Affected By Changes To The Utilities’ Rate Plans.    The Utilities’ rate plans typically require action by regulators at their expiration dates, which may include approval of new plans with different provisions. The need to recover from customers increasing commodity or other costs, taxes or state-mandated assessments or surcharges could adversely affect the Utilities’ opportunity to obtain new rate plans that provide a reasonable rate of return and continue important provisions of current rate plans. The Utilities’ current New York electric and gas rate plans include revenue decoupling mechanisms, CECONY’s current steam rate plan includes a weather normalization adjustment and the Utilities' New York electric, gas and steam rate plans include provisions for the recovery of energy costs and reconciliation of the actual amount of pension and other postretirement, environmental and certain other costs to amounts reflected in rates. Accounting credits for pension and other postretirement benefit plans could lead to a reduction in cash received from the Utilities’ revenue requirement. See “Rate Plans” in Note B to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2023	41

Operations Risks:
The Failure Of, Or Damage To, The Companies’ Facilities Could Adversely Affect The Companies.    The Utilities provide electricity, gas and steam service using energy facilities, many of which are located either in, or close to, densely populated public places. See the description of the Utilities’ facilities in Item 1. A failure of, or damage to, these facilities, or an error in the operation or maintenance of these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. Impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall, hurricane-strength winds and extreme heat or cold could impact or damage facilities or result in large-scale outages and the Utilities may experience more severe consequences from attempting to operate during and after such events. The Utilities’ response to such events may be perceived to be below customer expectations. The Utilities' successful implementation of their maintenance programs reduces, but does not fully protect against, damage to their facilities for which they will be held responsible and which may hinder their restoration efforts. The Utilities could be required to pay substantial amounts that may not be covered by the Utilities’ insurance policies to repair or replace their facilities, compensate others for injury or death or other damage and settle any proceedings initiated by state utility regulators or other regulatory agencies. The occurrence of such events could also adversely affect the cost and availability of insurance. Changes to laws, regulations or judicial doctrines could further expand the Utilities’ liability for service interruptions. See “Utility Regulation – State Utility Regulation” and "Environmental Matters – Climate Change" in Item 1.

A Cyber Attack Could Adversely Affect The Companies.    The Companies and other operators of critical energy infrastructure and energy market participants face a heightened risk of cyber attack and the Companies’ businesses require the continued operation of information systems and network infrastructure. See Item 1 for a description of the businesses of the Utilities and Con Edison Transmission. Cyber attacks may include hacking, viruses, malware, denial of service attacks, ransomware, exploited vulnerabilities or other security breaches, including loss of data and communications. Cyber threats in general, and in particular to critical infrastructure, are increasing in sophistication, magnitude and frequency and the techniques used in cyberattacks change rapidly, including from emerging technologies, such as artificial intelligence. Interconnectivity with customers, independent system operators, energy traders and other energy market participants, suppliers, contractors and others also exposes the Companies’ information systems and network infrastructure to an increased risk of cyber incidents, including attacks. Such interconnectivity increases the risk that a cyber incident or attack on the Companies could affect others and that a cyber incident or attack on others could affect the Companies. In the event of a cyber incident or attack that the Companies were unable to defend against or mitigate, the Companies could have their operations and the operations of their customers and others disrupted. The Companies could also have their financial and other information systems and network infrastructure impaired, property damaged, and customer and employee information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation, penalties and damage to their reputation. In October 2023, threat actors exploited a vulnerability in Citrix NetScaler that was remediated and reported to the relevant regulatory authorities by the Companies. Also during 2023, the Companies experienced increases in malicious attempts to disrupt traffic to their websites and in attacks against third-party vendors employed by the Companies. The Companies have experienced cyber incidents and attacks in the past and expect to experience them in the future. Although none of these incidents has had a material impact on the Companies, the scope and impact of any future incident cannot be predicted. In the event of a cybersecurity incident or attack that the Companies were unable to defend against or mitigate, the Companies’ business strategy, results of operations or financial condition are reasonably likely to be materially affected.

The Failure of Processes and Systems, the Failure to Retain and Attract Employees and Contractors, and Their Negative Performance Could Adversely Affect The Companies.   The Companies have developed business processes and use information and communication systems and enterprise platforms for operations, customer service, legal compliance, personnel, accounting, planning and other matters. In October 2023, CECONY and O&R replaced their separate existing customer billing and information systems with a single new customer billing and information system to further automate the processes by which the Utilities bill their customers and enhance payment, credit and collections activities. Failures in successfully implementing the new customer billing and information system could adversely affect the Utilities’ billing and revenue collection processes and cash flow and could result in higher costs. Many services, including certain information technology services and certain work on the Utilities’ electric and gas systems and CECONY’s steam system, are provided to the Companies by third-party contractors. The failure of the Companies’ or its contractors' business processes or information and communication systems or the failure by the Companies’ employees or contractors to follow procedures, their unsafe actions, errors or intentional misconduct, cyber incidents or attacks, or work stoppages could adversely affect the Companies’ operations and liquidity and could result in substantial liability, higher costs, increased regulatory requirements and substantial penalties. The violation of laws or regulations by employees or contractors for personal gain may result from contract and procurement fraud, extortion, bribe acceptance, fraudulent related-party transactions and serious breaches of corporate policy or standards of business conduct. Competition for

42	CON EDISON ANNUAL REPORT 2023

employee and contractor talent may result in operating challenges and increased costs to attract and retain talent. If the Companies are unable to successfully attract and retain an appropriately qualified workforce, their results of operations, financial position and cash flows could be negatively affected. See “Human Capital” in Item 1.

Environmental Risks:
The Companies Are Exposed To Risks From The Environmental Consequences Of Their Operations.    The Companies are exposed to risks relating to climate change and related matters. In 2023, CECONY and O&R each completed a climate change vulnerability study that evaluated their respective future climate change adaptation strategies and each developed a climate change resilience plan to address projected physical climate risks and outline resilience investments. CECONY may be impacted by environmental regulations regarding emissions reductions such as New York’s Climate Leadership and Community Protection Act and New York City’s Climate Mobilization Act. In addition, the Utilities are responsible for hazardous substances, such as oil, asbestos, PCBs and coal tar, that have been used or produced in the course of the Utilities’ operations and are present on properties or in facilities and equipment currently or previously owned by them. The Companies could be adversely affected if a causal relationship between electric and magnetic fields and adverse health effects were to be established. The Companies may also be adversely affected by developments to legal or public policy doctrines regarding cable that contains lead. See “Environmental Matters” in Item 1 and Note G to the financial statements in Item 8.

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

The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their construction expenditures will exceed $27,700 million over the next five years. The Utilities use internally-generated funds, equity contributions from Con Edison, if any, and external borrowings to fund construction expenditures. Con Edison expects to finance its capital requirements primarily through internally generated funds, the sale of its common shares or external borrowings. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.

A Disruption In The Wholesale Energy Markets, Increased Commodity Costs Or Failure By An Energy Supplier or Customer Could Adversely Affect The Companies.     Almost all the electricity and gas the Utilities sell to their full-service customers is purchased through the wholesale energy markets or pursuant to contracts with energy suppliers. See the description of the Utilities’ energy supply in Item 1. A disruption in the wholesale energy markets or a failure on the part of the Utilities’ energy suppliers or operators of energy delivery systems that connect to the Utilities’ energy facilities could adversely affect their ability to meet their customers’ energy needs and adversely affect the Companies. The Utilities' ability to gain access to additional energy supplies, if needed, depends on effective markets and siting approvals for developer projects, which the Utilities do not control. An extreme cold weather event in December 2022 (Winter Storm Elliott) negatively impacted energy infrastructure in the northeastern United States, including the interstate natural gas system. During Winter Storm Elliott, CECONY faced low pressures on the interstate natural gas pipelines that it relies upon to deliver gas to its customers. Although CECONY maintained system pressure, the low pressure could have resulted in unprecedented large-scale gas outages within CECONY’s territory. CECONY estimates that, in the worst case, restoring gas service could have taken months in the event of a complete loss of the system. In the event of a large-scale outage, the Utilities could be required to pay substantial amounts to restore service, compensate others for injury or death or other damages and settle any proceedings initiated by regulatory agencies. In November 2023, FERC, NERC and other regional entities issued recommendations to prevent a recurrence of the effects of Winter Storm Elliott, including establishing and monitoring cold weather reliability standards for interstate natural gas pipelines. Although the Utilities’ rate plans provide for recovery of purchased power costs, increases in electric and gas commodity prices may contribute to a slower recovery of cash from outstanding customer accounts receivable balances. See “Financial and Commodity Market Risks – Commodity Price Risk” in Item 7.

CON EDISON ANNUAL REPORT 2023	43

Other Risks:
The Companies Face Risks Related To Health Epidemics And Other Outbreaks.   Pandemic illness could disrupt the Utilities' employees and contractors from providing essential utility services and adversely impact the Companies' liquidity, financial condition and results of operations.

The Companies’ Strategies May Not Be Effective To Address Changes In The External Business Environment.    The failure to identify, plan and execute strategies to address changes in the external business environment could have a material adverse impact on the Companies. Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted electric assets. Changes to the competitive landscape, public policy, laws or regulations (or interpretations thereof), customer behavior or technology could significantly impact the value of the Utilities’ energy delivery facilities and Con Edison Transmission's investment in electric and gas transmission projects. Such changes could also affect the Companies’ opportunities to make additional investments in such assets and the potential return on the investments. The Utilities' gas delivery customers and CECONY's steam delivery customers have alternatives, such as electricity and oil. Distributed energy resources, and demand reduction and energy efficiency investments, provide ways for the energy consumers within the Utilities’ service areas to manage their energy usage. The Companies expect distributed energy resources and electric alternatives to gas and steam to increase, and for gas and steam usage to decrease, as the CLCPA and the Climate Mobilization Act continue to be implemented. See "Con Edison Transmission," "Environmental Matters - Clean Energy Future" and "Environmental Matters - Climate Change," “Competition” and "CECONY - Gas Peak Demand" in Item 1.

The Companies Face Risks Related To Supply Chain Disruptions And Inflation. The Companies have been impacted, and expect to continue to be impacted by, global and U.S. supply chain disruptions and shortages of materials, equipment, labor and other resources that are critical to the Companies’ business operations, primarily the Utilities’ electric and central operations. Such disruptions and shortages have resulted in increased prices and lead times for critical orders of materials and equipment needed by the Companies in their operations, such as certain raw materials, microprocessors, semiconductors, microchips, vehicles and transformers. Long lead times for replacement parts could restrict the availability and delay the construction, maintenance or repair of items that are needed to support the Utilities' normal operations and may result in prolonged customer outages, which could in turn lead to unrecovered costs for such service interruptions. Demand for electric equipment is increasing due to utilities’ efforts to meet clean energy goals and in order to prepare for more frequent extreme weather events at a time when manufacturing capacity and supply are decreasing. Geopolitical conflicts have also caused supply chain distributions and shortages. Prices of materials, equipment, transportation and other resources have increased as a result of these supply chain disruptions and shortages and may continue to increase as a result of inflation. Increases in inflation may raise the Companies’ costs in excess of the costs reflected in the Utilities’ rate plans and could also increase the amount of capital that needs to be raised by the Companies and the costs of such capital.

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

Item 1C: Cybersecurity
Cybersecurity Risk Management
The Companies have identified cybersecurity as a key enterprise risk. As operators of critical energy infrastructure, the Companies require the continuous operation of information systems and network infrastructure. Cybersecurity threats are assessed, identified and managed as part of the Companies’ corporate-wide Enterprise Risk Management (ERM) program. The ERM program establishes processes to identify emerging issues; monitor, assess and mitigate known risks; align risk exposure to organizational priorities; and inform business decisions and resource allocation. In accordance with the Companies’ ERM program, management has established a multidisciplinary cybersecurity team including personnel from the technology, operations, legal, compliance, and risk management departments that identifies, assesses and remediates cybersecurity risks.

44	CON EDISON ANNUAL REPORT 2023

The Companies employ several processes to manage their cybersecurity risks, including, but not limited to, the following:

•Incident Detection and Prevention: The Companies deploy safeguards designed to protect their operational and information systems, the personal information of their customers and employees and other critical information from cybersecurity threats. These safeguards include, among other things, intrusion prevention and detection systems, anti-malware functionality and ongoing vulnerability assessments.
•Review and Assessment: The Companies assess the severity, likelihood and controllability of cybersecurity threats and consider risk outlook, recent external and internal cybersecurity events and audit findings to assess their overall cybersecurity risk management process. The Companies then use the findings from these assessments to inform cybersecurity risk mitigation activities, including long-term strategic and short-term tactical efforts, and capital allocation decisions.
•Independent Advisors: The Companies engage consultants to assess, identify and manage material risks from cybersecurity threats on a regular basis. The consultants are engaged to, among other things, assess the process by which cybersecurity threats are identified; provide incident response and forensic services; review and analyze cybersecurity controls and infrastructure; and provide threat emulation services.
•Third-Party Risk Assessments: The Companies’ vendors and suppliers participate in a third-party risk assessment to periodically validate such party’s profile across multiple risk domains. A cybersecurity risk assessment is performed by the Companies’ Information Technology department to assess the controls of high-risk third parties that, among other things, possess the Companies’ sensitive information and the personal information of their customers and employees.
•Disclosure Controls and Procedures: Management has developed protocols and procedures to share information regarding cybersecurity incidents with the Chief Information Security Officer, Chief Privacy Officer, the Companies’ Disclosure Committee and the Law Department to enable assessments related to disclosure and reporting obligations in compliance with federal and state cybersecurity and data privacy regulations.
•Incident Response: The Companies have established and maintain incident response plans that set forth procedures for their response to cybersecurity incidents and data breaches and test and evaluate such plans on an ongoing basis.
•Training and Compliance: The Companies train employees regularly on potential cybersecurity threats; perform drills; monitor network and computing systems; collaborate with government and industry partners on threat mitigation; and also collaborate with local, state and federal agencies and utility industry colleagues to identify and employ tools that seek to protect the Companies’ operational and information systems and the personal information of their customers and employees from cybersecurity threats.

The Companies have experienced cybersecurity incidents and attacks in the past and expect to experience them in the future. None of the incidents or attacks that the Companies experienced have had a material impact on the Companies’ business strategy, results of operations or financial condition. Although the Companies have established processes to assess, identify and manage cybersecurity risks, such processes do not provide absolute assurance against a cybersecurity attack that could materially impact the Companies. In the event of a cybersecurity incident or attack that the Companies were unable to defend against or mitigate, the Companies’ business strategy, results of operations or financial condition are reasonably likely to be materially affected. Such an incident could disrupt the Companies’ or their customers’ operations, cause damage to the Companies’ properties, financial and other information systems and network infrastructure and could result in the theft of the Companies’, their employees’ or customers’ information. See “A Cyber Attack Could Adversely Affect the Companies” in Item 1A.

Role of Management in Cybersecurity Risk Management
The Companies have established a cybersecurity team that manages the Companies’ cybersecurity risk. The cybersecurity team is led by the Chief Information Security Officer, a utility industry professional with over 20 years of experience in information technology, reliability and cybersecurity. The Chief Information Security Officer also leads collaborative efforts between the government and utility sector partners. The cybersecurity team reports to a multidisciplinary team of executives and senior officers including personnel from the technology and operations departments who are responsible for the review and approval of changes in cybersecurity risk assessment and have oversight of risk mitigation and monitoring strategies. The executive and senior officer teams are led by the Vice President, IT Engineering and Operations, an executive with over 25 years of experience in the utility field across various roles in the Information Technology department and who is accountable for the Companies’ information technology assets and the Senior Vice President, Corporate Shared Services, a senior executive with over 30 years of experience in the utility field and who is responsible for shared services functions including the information technology department.

The cybersecurity team’s processes to protect the personal information of the Companies’ customers and employees are supported by a privacy compliance team. The privacy compliance team is led by the Chief Privacy Officer, a professional with over 18 years of experience in data privacy risk and compliance and who is a Certified Information Privacy Professional and a Certified Information Privacy Manager and is designated as a Fellow in

CON EDISON ANNUAL REPORT 2023	45

Privacy. The Chief Privacy Officer reports to the Vice President and Chief Ethics and Compliance Officer, an attorney and executive who has over 25 years of experience in the legal, ethics, and compliance fields and is responsible for the company’s ethics and compliance program and department, including data privacy compliance. The Chief Ethics and Compliance Officer reports to the Senior Vice President and General Counsel, the Companies’ lead attorney and a senior executive with over 20 years of risk management, corporate governance and team leadership experience.

Role of Board of Directors and Board of Trustees in Cybersecurity Risk Management
Con Edison’s Board of Directors and CECONY’s Board of Trustees (collectively, the Board) and their respective Audit Committees provide oversight of cybersecurity risks. There is a process in place for the Board and the Audit Committee to receive information and ongoing updates from the Senior Vice President, Corporate Shared Services, regarding significant and potentially significant cybersecurity incidents and a range of cybersecurity metrics. The Board receives an annual presentation and report on cybersecurity risks from the Chief Information Security Officer that addresses various topics, such as recent developments, vulnerability assessments and third-party and independent reviews. The Audit Committee also meets annually with the Chief Information Security Officer in executive session, without management present. At each regular Board meeting, the Board reviews a cybersecurity dashboard prepared by the Chief Information Security Officer that includes updates on a range of cybersecurity metrics and topics. The Audit Committee oversees the ERM program and reviews more in-depth cybersecurity matters and risks on a semi-annual basis.

Item 2:    Properties
Con Edison
Con Edison has no significant properties other than those of the Utilities.
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

Item 4:    Mine Safety Disclosures
Not applicable.

46	CON EDISON ANNUAL REPORT 2023

Information about our Executive Officers
The following table sets forth certain information about the executive officers of Con Edison as of February 15, 2024. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
Timothy P. Cawley	59	1/22 to present - Chairman of the Board, President and Chief Executive Officer and Director of Con Edison, Chairman of the Board, Chief Executive Officer and Trustee of CECONY
		12/20 to 12/21 – President and Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of CECONY
		1/18 to 12/20 – President of CECONY
Robert Hoglund	62	9/05 to present – Senior Vice President and Chief Financial Officer of Con Edison and CECONY
Matthew Ketschke	52	1/21 to present – President of CECONY
		11/17 to 12/20 – Senior Vice President – Customer Energy Solutions
Robert Sanchez	58	12/17 to present – President and Chief Executive Officer of O&R
Stuart Nachmias	59	1/20 to present – President and Chief Executive Officer of Con Edison Transmission
		05/08 to 12/19 – Vice President of Energy Policy and Regulatory Affairs of CECONY
Deneen L. Donnley	59	1/20 to present – Senior Vice President and General Counsel of Con Edison and CECONY
		10/19 to 12/19 – Senior Vice President of Con Edison and CECONY
		9/15 to 10/19 – Executive Vice President, Chief Legal Officer and Corporate Secretary – USAA
Jennifer Hensley	45	9/22 to present – Senior Vice President – Corporate Affairs of CECONY
		7/22 to 9/22 – Senior Vice President of CECONY
		1/21 to 7/22 - Vice President, Head of Government Relations - LYFT
		9/19 to 1/21 - Senior Director, Public Policy - LYFT
		11/17 to 9/19 - President, Link - INTERSECTION Co.
Mary E. Kelly	55	11/17 to present – Senior Vice President – Corporate Shared Services of CECONY
Nancy Shannon	56	6/22 to present – Senior Vice President – Utility Shared Services of CECONY
		6/18 to 5/22 – Vice President – Human Resources
Joseph Miller	61	1/21 to present – Vice President and Controller of Con Edison and CECONY
		1/21 to present – Chief Financial Officer and Controller of O&R
		8/06 to 12/20 – Assistant Controller of Corporate Accounting of CECONY

CON EDISON ANNUAL REPORT 2023	47

Part II
Item 5:    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison
Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange under the trading symbol "ED." As of January 31, 2024, there were 35,988 holders of record of Con Edison’s Common Shares. Con Edison paid quarterly dividends of 79 cents per Common Share in 2022 and quarterly dividends of 81 cents per Common Share in 2023. On January 18, 2024, Con Edison declared a quarterly dividend of 83 cents per Common Share that is payable on March 15, 2024. Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends is subject to approval and declaration by Con Edison’s Board of Directors and will depend on a variety of factors including business, financial and regulatory considerations. For additional information about the payment of dividends by the Utilities to Con Edison, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).
During 2023, the market price of Con Edison’s Common Shares decreased by 5.72 percent (from $95.31 at year-end 2022 to $90.97 at year-end 2023). By comparison, the S&P 500 Index increased 23.91 percent and the S&P 500 Utilities Index decreased 11.06 percent. The total return to Con Edison’s common shareholders during 2023, including both price appreciation and investment of dividends, was (1.12) percent. By comparison, the total returns for the S&P 500 Index and the S&P 500 Utilities Index were 26.26 percent and (7.08) percent, respectively. For the five-year period 2019 through 2023 inclusive, Con Edison’s shareholders’ total return was 43.08 percent, compared with total returns for the S&P 500 Index and the S&P 500 Utilities Index of 107.04 percent and 41.05 percent, respectively.

	Years Ended December 31,
Company / Index	2018	2019	2020	2021	2022	2023
Consolidated Edison, Inc.	100.00	122.54	101.72	125.07	144.65	143.03
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P Utilities	100.00	126.35	126.96	149.39	151.73	140.99
Based on $100 invested at December 31, 2018, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

48	CON EDISON ANNUAL REPORT 2023

CECONY
The outstanding shares of CECONY’s Common Stock ($2.50 par value) are the only class of common equity of CECONY. They are held by Con Edison and are not traded.
The dividends declared by CECONY in 2022 and 2023 are shown in its Consolidated Statement of Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

Item 6:    [Reserved]

CON EDISON ANNUAL REPORT 2023	49

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

See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations," in Con Edison's and CECONY's combined Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023, for a discussion of variance drivers for the year ended December 31, 2022, as compared to December 31, 2021.

Corporate Overview
Con Edison’s principal business operations are those of the Utilities and Con Edison Transmission. CECONY is a regulated utility that provides electric service in New York City and New York's Westchester County, gas service in Manhattan, the Bronx, parts of Queens and parts of Westchester, and steam service in Manhattan. O&R is a regulated utility serving customers in a 1,300-square-mile-area in southeastern New York State and northern New Jersey. Con Edison Transmission, through its subsidiaries, invests in electric transmission projects supporting Con Edison's effort to transition to clean, renewable energy and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects that will bring clean, renewable electricity to customers, focusing on New York, New England, the Mid-Atlantic states and the Midwest. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

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

Aged Accounts Receivable Balances
At December 31, 2023, CECONY’s and O&R’s customer accounts receivables balances of $2,683 million and $95 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,225 million and $21 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivables of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivables as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. Due to the COVID-19 pandemic, New York State enacted laws prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers and small business customers. The Utilities largely suspended service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees from March 2020 through December 2021. CECONY’s electric and gas rate plans include reconciliation of late payment charges (from January 1, 2023 through December 31, 2025) and write-offs of customer accounts receivable balances (from January 1, 2020

50	CON EDISON ANNUAL REPORT 2023

through December 31, 2025) to amounts reflected in rates, with recovery/refund from or to customers via surcharge/sur-credit. CECONY's surcharge recoveries for late payment charges and write-offs of accounts receivable balances will, collectively, be subject to separate annual caps for electric and gas that produce no more than a half percent (0.5 percent) total customer bill impact per commodity (estimated for electric to be $57.3 million, $60.3 million, $62.6 million for 2023, 2024 and 2025, respectively, and for gas to be $14.8 million, $15.9 million and $16.8 million for 2023, 2024 and 2025, respectively). Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in CECONY’s next base rate cases. O&R’s 2022 - 2024 rate plans include reconciliation of late payment charges to amounts reflected in rates for years 2022 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity. Although these regulatory mechanisms are in place, a continued slower recovery in cash of outstanding customer accounts receivable balances has impacted the Companies’ liquidity and may continue to impact liquidity. See “Liquidity and Capital Resources” and “Capital Requirements and Resources,” below and "Regulatory Matters – Rate Plans" and “COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8.

Con Edison Transmission
Con Edison Transmission, through its New York Transco partnership and jointly with the New York Power Authority, is developing the Propel NY Energy transmission project that will deliver offshore wind energy from Long Island to New York City, Westchester County and the rest of New York State's high voltage power grid. Con Edison Transmission expects to continue to participate in competitive solicitations to develop additional electric projects. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements. See "Con Edison Transmission" in Item 1.

Certain financial data of Con Edison’s businesses are presented below:

	For the Year Ended December 31, 2023				At December 31, 2023
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$13,476	92%	$1,606	64%	$61,600	92%
O&R	1,056	7%	96	4%	3,675	6%
Total Utilities	14,532	99%	1,702	68%	65,275	98%
Clean Energy Businesses (a) (c)	129	1%	22	1%	—	—%
Con Edison Transmission	4	—%	37	1%	414	1%
Other (b)	(2)	—%	758	30%	642	1%
Total Con Edison	$14,663	100%	$2,519	100%	$66,331	100%
(a)Net income for common stock from the Clean Energy Businesses for the year ended December 31, 2023 includes $2 million (after-tax) of the effects of HLBV accounting for tax equity investments in certain renewable electric projects and $(9) million of net after-tax mark-to-market effects. Depreciation and amortization expenses on their assets of $31 million (after-tax) were not recorded for the year ended December 31, 2023. See Note W and Note X to the financial statements in Item 8.
(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Net income for common stock for the year ended December 31, 2023 includes an immaterial amount of income tax impact on the net after-tax mark-to-market effects. Net income for common stock for the year ended December 31, 2023 also includes $(11) million net of tax on the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock for the year ended December 31, 2023 also includes $(14) million net of tax of transaction costs and other accruals related to the sale of the Clean Energy Businesses. Impact of the sale of the Clean Energy Businesses on the changes in state unitary tax apportionments (net of federal taxes) for the year ended December 31, 2023 includes $(7) million. Depreciation and amortization expenses on the assets of the Clean Energy Businesses assets of $(3) million (after-tax) were not recorded for the year ended December 31, 2023. Net income for common stock for the year ended December 31, 2023 includes $767 million (after-tax) for the gain on the sale of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.
(c)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (the Act) was signed into law and included a new 15 percent Corporate Alternative Minimum Tax (CAMT). Under the Act, a corporation is subject to the CAMT if its average annual Adjusted Financial Statement Income (AFSI) for the three taxable year period ending prior to the taxable year exceeds $1,000 million, and applies to tax years beginning after December 31, 2022. Con Edison and CECONY were not subject to the CAMT in 2023 but are expected to be subject to the CAMT in subsequent years.

CON EDISON ANNUAL REPORT 2023	51

However, the provisions of the CAMT are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

New York Legislation
In April 2021, New York passed a law that increased the corporate franchise tax rate on business income from 6.5 percent to 7.25 percent, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875 percent, not to exceed a maximum tax liability of $5 million per taxpayer. New York requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax were scheduled to expire after 2023. In May 2023, New York passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for an additional three years, through tax year 2026 and extended the business capital tax through tax year 2026. New York also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. As a result of the sale of the Clean Energy Businesses in 2023, Con Edison has New York State taxable income in excess of $5 million after using its entire New York state net operating loss carryforward, and therefore, the group is subject to the higher 7.25 percent rate (9.425 percent with the surcharge rate) on its taxable income for tax year 2023. As a result of this legislation, CECONY remeasured its deferred tax assets and liabilities that would reverse before 2027 and recorded state deferred income tax expense (net of federal tax benefit) and an increase in accumulated deferred tax liabilities of $10 million for the year ended December 31, 2023, all of which was recorded in the second quarter of 2023.

52	CON EDISON ANNUAL REPORT 2023

Results of Operations
Net income for common stock and earnings per share for the years ended December 31, 2023, 2022 and 2021 were as follows:

(Millions of Dollars, except per share amounts)	Net Income for Common Stock			Earnings per Share
	2023	2022	2021	2023	2022	2021
CECONY	$1,606	$1,390	$1,344	$4.62	$3.92	$3.86
O&R	96	88	75	0.28	0.25	0.22
Clean Energy Businesses (a)	22	382	266	0.07	1.08	0.76
Con Edison Transmission (b)	37	(1)	(316)	0.11	—	(0.91)
Other (c)	758	(199)	(23)	2.17	(0.57)	(0.07)
Con Edison (d)	$2,519	$1,660	$1,346	$7.25	$4.68	$3.86
(a)Net income for common stock and earnings per share from the Clean Energy Businesses for the year ended December 31, 2023, 2022 and 2021 reflects $2 million or $0.01 a share (after-tax), $46 million or $0.14 a share (after-tax) and $107 million or $0.31 a share (after-tax) of the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock and earnings per share from the Clean Energy Businesses also includes $(9) million or $(0.03) a share, $135 million or $0.38 a share and $40 million or $0.11 a share of net after-tax mark-to-market effects in 2023, 2022 and 2021, respectively. Depreciation and amortization expenses on their assets of $31 million or $0.08 a share (after-tax) and $46 million or $0.13 a share (after tax) were not recorded for the years ended December 31, 2023 and 2022, respectively. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8. Net income for common stock and earnings per share from the Clean Energy Businesses for the year ended December 31, 2021 includes $(3) million (after-tax) or $(0.01) a share (after-tax) for the loss from the sale of a renewable electric project. See Note S to the financial statements in Item 8.
(b)    Net loss for common stock and earnings per share from Con Edison Transmission for the year ended December 31, 2022 includes $(4) million or $(0.01) a share (net of federal taxes) relating to the remeasurement of deferred state taxes related to prior year dispositions. Net loss for common stock and earnings per share from Con Edison Transmission for the year ended December 31, 2021 includes $(153) million or $(0.44) a share of net after-tax impairment loss related to its investment in Stagecoach, $(168) million or $(0.48) a share of net after-tax impairment loss related to its investment in Mountain Valley Pipeline, LLC and $(5) million or $(0.02) a share of loss related to a goodwill impairment loss related to its investment in Honeoye. See “Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A to the financial statements in Item 8.
(c)    Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note X to the financial statements in Item 8. Net income for common stock and earnings per share for the year ended December 31, 2023 includes $(11) million or $(0.03) a share (after-tax) of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects and an immaterial amount or $0.00 a share of income tax impact on the net after-tax mark-to-market effects. Net income for common stock for the year ended December 31, 2023 also includes $(14) million and $(0.04) a share of transaction costs and other accruals related to the sale of the Clean Energy Businesses (net of tax). Impact of the sale of the Clean Energy Businesses on the changes in state unitary tax apportionments (net of federal taxes) is $(7 million) or $(0.02) per share. Depreciation and amortization expenses on the assets of the Clean Energy Businesses $(3) million or $(0.01) a share (after-tax) were not recorded for the year ended December 31, 2023. Net income for common stock for the year ended December 31, 2023 includes $767 million or $2.21 per share (after-tax) for the gain on the sale of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

Net income for common stock and earnings per share for the year ended December 31, 2022 includes $(4) million (after-tax) or $(0.02) a share (after-tax) of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects and $(11) million or $(0.03) a share of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the year ended December 31, 2022 includes $(9) million or $(0.03) a share (net of federal taxes) relating to the remeasurement of deferred state taxes related to prior year dispositions for Con Edison Transmission. Net income for common stock for the year ended December 31, 2022 also includes $(35) million and $(0.10) a share of transaction costs and other accruals related to the sale of the Clean Energy Businesses (net of tax). Impact of the sale of the Clean Energy Businesses on the remeasurement of deferred state taxes and valuation allowance for deferred tax assets (net of federal taxes) is $(119 million) or $(0.33) per share. Depreciation and amortization expenses on the assets of the Clean Energy Businesses $(4) million or $(0.01) a share (after-tax) were not recorded for the year ended December 31, 2022. See Note W and Note X to the financial statements in Item 8.

Net income for common stock and earnings per share for the year ended December 31, 2021 includes $(9) million (after-tax) or $(0.02) a share (after-tax) of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects and $(3) million or $(0.01) a share of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the year ended December 31, 2021 includes $6 million or $0.02 a share of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Stagecoach. Net income for common stock and earnings per share for the year ended December 31, 2021 includes $6 million or $0.01 a share of income tax impact for the impairment loss related to Con Edison Transmission’s investment in Mountain Valley Pipeline, LLC. See “Investments - 2021 Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)” and "Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8.

(d)    Earnings per share on a diluted basis were $7.21 a share, $4.66 a share and $3.85 a share in 2023, 2022 and 2021, respectively. See "Earnings Per Common Share" in Note A to the financial statements in Item 8.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the years ended December 31, 2023 as compared with 2022, and 2022 as compared with 2021.

CON EDISON ANNUAL REPORT 2023	53

Variation for the Year Ended December 31, 2023 vs. 2022
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Electric base rate increase	$277	$0.78
Gas base rate increase	66	0.19
Lower operation and maintenance expense from stock-based compensation, injuries and damages offset, in part, by higher health care costs	17	0.05
Higher interest income	10	0.03
Higher income from allowance for equity funds used during construction	3	0.01
Higher interest expense	(91)	(0.26)
Higher electric and gas operations maintenance activities	(46)	(0.13)
Weather impact on steam revenues offset, in part, by the benefit from the new steam rate plan effective November 2023	(12)	(0.03)
Change in incentives earned under the electric and gas earnings adjustment mechanisms (EAMs)	(8)	(0.02)
Accretive effect of share repurchase	—	0.09
Other	—	(0.01)
Total CECONY	216	0.70
O&R (a)
Electric base rate increase	7	0.02
Gas base rate increase	4	0.01
Other	(3)	—
Total O&R	8	0.03
Clean Energy Businesses (b)
Total Clean Energy Businesses	(360)	(1.01)
Con Edison Transmission
Higher investment income, primarily due to the recognition of allowance of funds used during construction from Mountain Valley Pipeline, LLC for 2023	31	0.09
Remeasurement of deferred state taxes related to dispositions prior to 2022	4	0.01
Other	3	0.01
Total Con Edison Transmission	38	0.11
Other, including parent company expenses
Gain and other impacts related to the sale of the Clean Energy Businesses	903	2.58
Higher interest income primarily related to proceeds from sale of the Clean Energy Businesses	18	0.05
Lower interest expense	17	0.05
Net mark-to-market effects	10	0.03
Remeasurement of deferred state tax related to dispositions prior to 2022	9	0.03
Production tax credit from deferred project	7	0.01
Lower New York state capital taxes	5	0.01
Accrued commitment to Consolidated Edison Foundation, Inc.	(9)	(0.03)
HLBV effects	(7)	(0.01)
Accretive effect of share repurchase	—	0.03
Other	4	(0.01)
Total Other, including parent company expenses	957	2.74
Total Reported (GAAP basis)	$859	$2.57

a.Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans and the weather-normalization clause applicable to their gas businesses, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Effective November 1, 2023, revenues from CECONY’s steam sales are also subject to a weather normalization clause, as a result of which, delivery revenues reflect normal weather conditions during the heating season. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect Con Edison’s results of operations.

b. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses and therefore 2023 reflects the financial results for the two months ended February 2023.

54	CON EDISON ANNUAL REPORT 2023

Variation for the Year Ended December 31, 2022 vs. 2021
	Net Income for Common Stock (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$48	$0.14
Higher gas rate base	39	0.11
Lower costs related to winter storms and heat events	26	0.08
Higher income from allowance for funds used during construction	16	0.04
Lower health care and other employee benefits costs	13	0.03
Weather impact on steam revenues	6	0.02
Resumption of the billing of late payment charges and other fees to allowed rate plan levels	(34)	(0.10)
Lower incentives earned under the electric and gas earnings adjustment mechanisms (EAMs) and positive incentives	(28)	(0.08)
Higher stock-based compensation costs	(18)	(0.05)
Regulatory commission expense	(11)	(0.03)
Higher payroll taxes	(4)	(0.01)
Dilutive effect of stock issuances	—	(0.07)
Other	(7)	(0.02)
Total CECONY	46	0.06
O&R (a)
Electric base rate increase	16	0.04
Gas base rate increase	8	0.02
Higher stock-based compensation costs	(2)	(0.01)
Other	(9)	(0.02)
Total O&R	13	0.03
Clean Energy Businesses (b)
Higher wholesale revenue	207	0.59
Net mark-to-market effects	95	0.27
Impact of the sale of the Clean Energy Businesses	44	0.12
Loss from sale of a renewable electric project in 2021	3	0.01
Higher gas purchased for resale	(135)	(0.39)
HLBV effects	(61)	(0.17)
Higher operation and maintenance expense from engineering, procurement and construction of renewable electric projects	(21)	(0.06)
Higher cost from purchased power	(5)	(0.01)
Lower tax credits	(4)	(0.01)
Higher interest expense	(3)	(0.01)
Dilutive effect of stock issuances	—	(0.02)
Other	(4)	—
Total Clean Energy Businesses	116	0.32
Con Edison Transmission
Impairment loss related to investment in Mountain Valley Pipeline, LLC	168	0.48
Impairment loss related to investment in Stagecoach in 2021	153	0.44
Impairment loss related to investment in Honeoye in 2021	5	0.02
Lower interest expense	3	0.01
Lower investment income	(14)	(0.04)
Remeasurement of deferred state tax related to dispositions prior to 2022	(4)	(0.01)
Other	4	0.01
Total Con Edison Transmission	315	0.91
Other, including parent company expenses
HLBV effects	5	—
Impact of the sale of the Clean Energy Businesses	(158)	(0.44)

CON EDISON ANNUAL REPORT 2023	55

Remeasurement of deferred state tax related to dispositions prior to 2022	(9)	(0.03)
Impact of net mark-to-market effects	(7)	(0.02)
Impairment related to investment in Stagecoach in 2021	(6)	(0.02)
Impairment related to investment in Mountain Valley Pipeline, LLC	(6)	(0.01)
Dilutive effect of stock issuances	—	0.01
Other	5	0.01
Total Other, including parent company expenses	(176)	(0.50)
Total Reported (GAAP basis)	$314	$0.82

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

b. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses.

The Companies’ other operations and maintenance expenses for the years ended December 31, 2023, 2022 and 2021 were as follows:

(Millions of Dollars)	2023	2022	2021
CECONY
Operations (a)	$1,845	$1,639	$1,617
Pensions and other postretirement benefits	338	415	(42)
Health care and other benefits	172	155	173
Regulatory fees and assessments (b)	380	354	332
Other (a)	441	479	372
Total CECONY	3,176	3,042	2,452
O&R	375	351	313
Clean Energy Businesses (c)	48	504	475
Con Edison Transmission	11	13	19
Other (d)	(4)	(5)	(5)
Total other operations and maintenance expenses	$3,606	$3,905	$3,254
(a)Certain prior period amounts have been reclassified within the Companies' other operations and maintenance expenses to conform with current period presentation.
(b)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments that are collected in revenues.
(c)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.
(d)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note X to the financial statements in Item 8.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2023, 2022 and 2021 follows. For additional business segment financial information, see Note P to the financial statements in Item 8.

56	CON EDISON ANNUAL REPORT 2023

The Companies’ results of operations for the years ended December 31, 2023, 2022 and 2021 were:

	CECONY			O&R			Clean Energy (e) Businesses			Con Edison Transmission			Other (a)			Con Edison (b)
(Millions of Dollars)	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Operating revenues	$13,476	$13,268	$11,716	$1,056	$1,085	$941	$129	$1,319	$1,022	$4	$4	$4	$(2)	$(6)	$(7)	$14,663	$15,670	$13,676
Purchased power	2,294	2,201	1,633	247	276	206	—	7	—	—	—	—	—	(5)	(4)	2,541	2,479	1,835
Fuel	282	356	229	—	—	—	—	—	—	—	—	—	—	—	—	282	356	229
Gas purchased for resale	677	869	541	111	135	88	41	241	62	—	—	—	—	—	(1)	829	1,245	690
Other operations and maintenance (c)	3,176	3,042	2,452	375	351	313	48	504	475	11	13	19	(4)	(5)	(5)	3,606	3,905	3,254
Depreciation and amortization	1,924	1,778	1,705	106	98	95	—	178	231	1	1	1	—	1	—	2,031	2,056	2,032
Taxes, other than income taxes	2,946	2,887	2,696	91	89	89	3	21	18	1	—	—	2	8	7	3,043	3,005	2,810
Gain on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	—	—	—	—	—	865	—	—	865	—	—
Operating income (loss)	2,177	2,135	2,460	126	136	150	37	368	236	(9)	(10)	(16)	865	(5)	(4)	3,196	2,624	2,826
Other income (deductions) (d)	732	332	(108)	49	23	(12)	1	3	(10)	62	19	(407)	(14)	(51)	(1)	830	326	(538)
Net interest expense (income)	945	822	762	51	46	42	16	(35)	68	2	5	9	9	14	24	1,023	852	905
Income before income tax expense	1,964	1,645	1,590	124	113	96	22	406	158	51	4	(432)	842	(70)	(29)	3,003	2,098	1,383
Income tax expense (benefit)	358	255	246	28	25	21	3	84	44	14	5	(114)	84	129	(7)	487	498	190
Net income (loss)	$1,606	$1,390	$1,344	$96	$88	$75	$19	$322	$114	$37	$(1)	$(318)	$758	$(199)	$(22)	$2,516	$1,600	$1,193
Income (loss) attributable to non-controlling interest	—	—	—	—	—	—	(3)	(60)	(152)	—	—	(2)	—	—	1	(3)	(60)	(153)
Net income (loss) from common stock	$1,606	$1,390	$1,344	$96	$88	$75	$22	$382	$266	$37	$(1)	$(316)	$758	$(199)	$(23)	$2,519	$1,660	$1,346
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note X to the financial statements in Item 8.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) For the year ended December 31, 2021, Con Edison Transmission recorded a $5 million loss related to a goodwill impairment on its investment in Honeoye. See Note K to the financial statements in Item 8.
(d) For the year ended December 31, 2021, Con Edison Transmission recorded pre-tax impairment losses of $212 million ($147 million, after-tax) on its investment in Stagecoach and during 2021 completed the sale of its interest in Stagecoach. For the year ended December 31, 2021, Con Edison Transmission recorded a pre-tax impairment loss of $231 million ($162 million, after-tax), to reduce the carrying value of its investment in MVP from $342 million to $111 million. See “Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A to the financial statements in Item 8.
(e) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2023	57

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

CECONY

	For the Year Ended December 31, 2023				For the Year Ended December 31, 2022
(Millions of Dollars)	Electric	Gas	Steam	2023 Total	Electric	Gas	Steam	2022 Total	2023-2022 Variation
Operating revenues	$10,078	$2,829	$569	$13,476	$9,751	$2,924	$593	$13,268	$208
Purchased power	2,254	—	40	2,294	2,137	—	64	2,201	93
Fuel	157	—	125	282	246	—	110	356	(74)
Gas purchased for resale	—	677	—	677	—	869	—	869	(192)
Other operations and maintenance	2,417	527	231	3,175	2,373	472	197	3,042	133
Depreciation and amortization	1,395	429	100	1,924	1,315	367	96	1,778	146
Taxes, other than income taxes	2,287	514	146	2,947	2,184	556	147	2,887	60
Operating income	$1,568	$682	$(73)	$2,177	$1,496	$660	$(21)	$2,135	$42
Electric
CECONY’s results of electric operations for the year ended December 31, 2023 compared with the year ended December 31, 2022 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	Variation
Operating revenues	$10,078	$9,751	$327
Purchased power	2,254	2,137	117
Fuel	157	246	(89)
Other operations and maintenance	2,417	2,373	44
Depreciation and amortization	1,395	1,315	80
Taxes, other than income taxes	2,287	2,184	103
Electric operating income	$1,568	$1,496	$72
CECONY’s electric sales and deliveries in 2023 compared with 2022 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2023	December 31, 2022	Variation	Percent Variation		December 31, 2023	December 31, 2022	Variation	Percent Variation
Residential/Religious (b)	11,574	11,875	(301)	(2.5)%		$3,483	$3,416	$67	2.0%
Commercial/Industrial	10,895	10,522	373	3.5		2,773	2,740	33	1.2
Retail choice customers	20,315	21,116	(801)	(3.8)		2,394	2,526	(132)	(5.2)
NYPA, Municipal Agency and other sales	9,472	9,507	(35)	(0.4)		807	751	56	7.5
Other operating revenues (c)	—	—	—	—		621	318	303	95.3
Total	52,256	53,020	(764)	(1.4)%	(d)	$10,078	$9,751	$327	3.4%
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
(c)Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.7 percent in 2023 compared with 2022.
Operating revenues increased $327 million in 2023 compared with 2022 primarily due to an increase in revenues from the electric rate plan ($374 million) and higher purchased power expenses ($117 million), offset in part by lower fuel expenses ($89 million) and lower unbilled revenue accrual ($80 million).

Purchased power expenses increased $117 million in 2023 compared with 2022 due to higher unit costs ($163 million), offset in part by lower purchased volume ($46 million).

58	CON EDISON ANNUAL REPORT 2023

Fuel expenses decreased $89 million in 2023 compared with 2022 due to lower unit costs ($94 million), offset in part by higher purchased volumes from the company’s electric generating facilities ($5 million).
Other operations and maintenance expenses increased $44 million in 2023 compared with 2022 primarily due to higher total surcharges for assessments and fees that are collected in revenues from customers ($21 million), higher electric operations maintenance activities ($13 million) and higher health care costs ($2 million).

Depreciation and amortization increased $80 million in 2023 compared with 2022 primarily due to higher electric utility plant balances.
Taxes, other than income taxes increased $103 million in 2023 compared with 2022 primarily due to higher property taxes ($138 million), a higher deferral to levelize the customer bill impact of the electric rate plan ($15 million) and higher payroll taxes ($6 million), offset in part by a lower deferral of over-collected property taxes ($55 million).
Gas
CECONY’s results of gas operations for the year ended December 31, 2023 compared with the year ended December 31, 2022 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	Variation
Operating revenues	$2,829	$2,924	$(95)
Gas purchased for resale	677	869	(192)
Other operations and maintenance	527	472	55
Depreciation and amortization	429	367	62
Taxes, other than income taxes	514	556	(42)
Gas operating income	$682	$660	$22
CECONY’s gas sales and deliveries, excluding off-system sales, in 2023 compared with 2022 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2023	December 31, 2022	Variation	Percent Variation		December 31, 2023	December 31, 2022	Variation	Percent Variation
Residential	45,741	51,580	(5,839)	(11.3)%		$1,218	$1,272	$(54)	(4.2)%
General	31,784	33,666	(1,882)	(5.6)		573	578	(5)	(0.9)
Firm transportation	72,740	75,172	(2,432)	(3.2)		853	798	55	6.9
Total firm sales and transportation	150,265	160,418	(10,153)	(6.3)	(b)	$2,644	$2,648	$(4)	(0.2)
Interruptible sales (c)	7,892	6,098	1,794	29.4%		49	51	(2)	(3.9)%
NYPA	53,541	45,085	8,456	18.8		2	2	—	—
Generation plants	61,453	53,262	8,191	15.4		24	30	(6)	(20.0)
Other	18,925	19,186	(261)	(1.4)		34	34	—	—
Other operating revenues (d)	—	—	—	—		76	159	(83)	(52.2)
Total	292,076	284,049	8,027	2.8%		$2,829	$2,924	$(95)	(3.2)%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area increased 0.9 percent in 2023 compared with 2022.
(c)Includes 2,574 thousands and 2,015 thousands of Dt for 2023 and 2022, respectively, that are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plans.

Operating revenues decreased $95 million in 2023 compared with 2022 primarily due to lower gas purchased for resale expense ($192 million), offset in part by an increase in gas revenues under the company's gas rate plan ($89 million) and higher unbilled revenue accrual ($13 million).
Gas purchased for resale decreased $192 million in 2023 compared with 2022 due to lower purchased volumes ($152 million) and unit costs ($40 million).

CON EDISON ANNUAL REPORT 2023	59

Other operations and maintenance expenses increased $55 million in 2023 compared with 2022 primarily due to higher gas operations costs ($50 million) and higher municipal infrastructure support ($2 million).
Depreciation and amortization increased $62 million in 2023 compared with 2022 primarily due to higher gas utility plant balances.
Taxes, other than income taxes decreased $42 million in 2023 compared with 2022 primarily due to a lower deferral of over-collected property taxes ($35 million) and a lower deferral to levelize the customer bill impact of the gas rate plan ($51 million), offset in part by higher property taxes ($41 million).
Steam
CECONY’s results of steam operations for the year ended December 31, 2023 compared with the year ended December 31, 2022 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	Variation
Operating revenues	$569	$593	$(24)
Purchased power	40	64	(24)
Fuel	125	110	15
Other operations and maintenance	231	197	34
Depreciation and amortization	100	96	4
Taxes, other than income taxes	146	147	(1)
Steam operating income	$(73)	$(21)	$(52)
CECONY’s steam sales and deliveries in 2023 compared with 2022 were:

	Millions of Pounds Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2023	December 31, 2022	Variation	Percent Variation		December 31, 2023	December 31, 2022	Variation	Percent Variation
General	428	513	(85)	(16.6)%		$25	$27	$(2)	(7.4)%
Apartment house	4,657	5,122	(465)	(9.1)		150	155	(5)	(3.2)
Annual power	10,359	11,792	(1,433)	(12.2)		363	391	(28)	(7.2)
Other operating revenues (b)	—	—	—	—		31	20	11	55.0
Total	15,444	17,427	(1,983)	(11.4)%	(c)	$569	$593	$(24)	(4.0)%
(a)Effective November 1, 2023, revenues from steam sales are subject to a weather normalization clause, as a result of which, delivery revenues reflect normal weather conditions during the heating season.
(b)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(c)After adjusting for variations, primarily weather prior to November 1, 2023, and billing days, steam sales and deliveries in the company’s service area decreased 0.1 percent in 2023 compared with 2022.
Operating revenues decreased $24 million in 2023 compared with 2022 primarily due to lower purchased power expenses ($24 million) and the impact of milder than normal weather ($27 million), offset in part by higher fuel expenses ($15 million), benefit from the new steam rate plan ($11 million) and tax law sur-credit ($4 million).
Purchased power expenses decreased $24 million in 2023 compared with 2022 due to lower unit costs ($26 million), offset in part by higher purchased volumes ($2 million).
Fuel expenses increased $15 million in 2023 compared with 2022 due to higher unit costs ($38 million), offset in part by lower purchased volumes from the company’s steam generating facilities ($23 million).
Other operations and maintenance expenses increased $34 million in 2023 compared with 2022 primarily due to higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($16 million), higher steam operations maintenance activities ($9 million) and an increase in municipal infrastructure support ($5 million).
Depreciation and amortization increased $4 million in 2023 compared with 2022 primarily due to higher steam utility plant balances.

60	CON EDISON ANNUAL REPORT 2023

Taxes, Other Than Income Taxes
At $2,946 million, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

	For the Years Ended December 31,
(Millions of Dollars)	2023		2022		Variation
Property taxes	$2,503		$2,318		$185
State and local taxes related to revenue receipts	409		411		(2)
Payroll taxes	77		70		7
Other taxes	(43)		88		(131)
Total	$2,946	(a)	$2,887	(a)	$59
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2023 and 2022 were $3,652 million and $3,548 million, respectively.

Other Income
Other income increased $400 million in 2023 compared with 2022 primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($370 million) and higher interest accrual from hedging activities ($4 million).
Net Interest Expense
Net interest expense increased $123 million in 2023 compared with 2022 primarily due to higher interest expense for long-term debt ($79 million) and short-term debt ($42 million).
Income Tax Expense
Income taxes increased $103 million in 2023 compared with 2022 primarily due to higher income before income tax expense ($83 million), a remeasurement of state deferred tax assets and liabilities as a result of the enacted New York State legislation ($10 million), a decrease in the amortization of excess deferred federal income taxes due to the TCJA ($7 million) and higher reserve for injuries and damages ($3 million).

O&R

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
(Millions of Dollars)	Electric	Gas	2023 Total	Electric	Gas	2022 Total	2023-2022 Variation
Operating revenues	$759	$297	$1,056	$773	$312	$1,085	$(29)
Purchased power	247	—	247	276	—	276	(29)
Gas purchased for resale	—	111	111	—	135	135	(24)
Other operations and maintenance	292	83	375	275	76	351	24
Depreciation and amortization	76	30	106	71	27	98	8
Taxes, other than income taxes	59	32	91	57	32	89	2
Operating income	$85	$41	$126	$94	$42	$136	$(10)
Electric
O&R’s results of electric operations for the year ended December 31, 2023 compared with the year ended December 31, 2022 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	Variation
Operating revenues	$759	$773	$(14)
Purchased power	247	276	(29)
Other operations and maintenance	292	275	17
Depreciation and amortization	76	71	5
Taxes, other than income taxes	59	57	2
Electric operating income	$85	$94	$(9)

CON EDISON ANNUAL REPORT 2023	61

O&R’s electric sales and deliveries in 2023 compared with 2022 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2023	December 31, 2022	Variation	Percent Variation		December 31, 2023	December 31, 2022	Variation	Percent Variation
Residential/Religious (b)	1,917	1,916	1	0.1%		$419	$413	$6	1.5%
Commercial/Industrial	958	944	14	1.5		147	147	—	—
Retail choice customers	2,397	2,580	(183)	(7.1)		172	198	(26)	(13.1)
Public authorities	113	113	—	—		12	16	(4)	(25.0)
Other operating revenues (c)	—	—	—	—		9	(1)	10	Large
Total	5,385	5,553	(168)	(3.0)%	(d)	$759	$773	$(14)	(1.8)%
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
(d)After adjusting for weather and other variations, electric delivery volumes O&R’s service area decreased 0.1 percent in 2023 compared with 2022.
Operating revenues decreased $14 million in 2023 compared with 2022 primarily due to lower purchased power expenses ($29 million), offset in part by higher revenues from the New York electric rate plan ($10 million) and a change in incentives earned under the earnings adjustment mechanisms (EAMs) ($4 million).

Purchased power expenses decreased $29 million in 2023 compared with 2022 due to lower unit costs ($20 million) and purchased volumes ($9 million).

Other operations and maintenance expenses increased $17 million in 2023 compared with 2022 primarily due to higher administrative and general expenses ($6 million), higher tree trimming expenses ($3 million), higher uncollectible expenses ($2 million), higher customer assistance costs ($2 million) and higher pension costs, reflecting reconciliation to the rate plan level ($2 million).

Depreciation and amortization increased $5 million in 2023 compared with 2022 primarily due to higher electric utility plant balances.
Gas
O&R’s results of gas operations for the year ended December 31, 2023 compared with the year ended December 31, 2022 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	Variation
Operating revenues	$297	$312	$(15)
Gas purchased for resale	111	135	(24)
Other operations and maintenance	83	76	7
Depreciation and amortization	30	27	3
Taxes, other than income taxes	32	32	—
Gas operating income	$41	$42	$(1)
O&R’s gas sales and deliveries, excluding off-system sales, in 2023 compared with 2022 were:

62	CON EDISON ANNUAL REPORT 2023

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2023	December 31, 2022	Variation	Percent Variation		December 31, 2023	December 31, 2022	Variation	Percent Variation
Residential	11,428	12,588	(1,160)	(9.2)%		$193	$207	$(14)	(6.8)%
General	2,929	2,766	163	5.9		37	38	(1)	(2.6)
Firm transportation	5,055	6,396	(1,341)	(21.0)		38	45	(7)	(15.6)
Total firm sales and transportation	19,412	21,750	(2,338)	(10.7)	(b)	268	290	(22)	(7.6)
Interruptible sales	3,301	3,911	(610)	(15.6)%		6	6	—	—
Generation plants	4	10	(6)	(60.0)		—	—	—	—
Other	334	673	(339)	(50.4)		1	1	—	—
Other gas revenues	—	—	—	—		22	15	7	46.7
Total	23,051	26,344	(3,293)	(12.5)%		$297	$312	$(15)	(4.8)%
(a)Revenues from New York gas sales are subject to a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R’s service area remained consistent in 2023 compared with 2022.
Operating revenues decreased $15 million in 2023 compared with 2022 primarily due to lower gas purchased for resale ($24 million), offset in part by higher revenues from the New York gas rate plan ($5 million).
Gas purchased for resale decreased $24 million in 2023 compared with 2022 due to lower purchased volumes ($15 million) and unit cost ($9 million).

Other operations and maintenance expenses increased $7 million in 2023 compared with 2022 primarily due to higher administrative and general expenses ($2 million), higher pension costs, reflecting reconciliation to the rate plan level ($2 million) and higher uncollectible expenses ($1 million).

Depreciation and amortization increased $3 million in 2023 compared with 2022 primarily due to higher gas utility plant balances.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2023 compared with 2022. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2023		2022		Variation
Property taxes	$71		$69		$2
State and local taxes related to revenue receipts	11		12		(1)
Payroll taxes	9		8		1
Total	$91	(a)	$89	(a)	$2
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2023 and 2022 were $122 million and $131 million, respectively.

Income Tax Expense
Income taxes increased $3 million in 2023 compared with 2022 primarily due to higher income before income tax expense ($2 million) and a decrease in the amortization of excess deferred federal income taxes due to the TCJA ($1 million).

Con Edison Transmission
Other Income (Deductions)
Other income increased $43 million in 2023 compared with 2022 primarily due to higher investment income from equity earnings from Con Edison Transmission’s proportionate share of its investments in New York Transco ($10 million) and MVP ($33 million).

Net Interest Expense
Net interest expense decreased $3 million in 2023 compared with 2022 primarily due to lower average balance on an intercompany loan.

Income Tax Expense

CON EDISON ANNUAL REPORT 2023	63

Income taxes increased $9 million in 2023 compared with 2022 primarily due to higher income before income tax expense ($9 million).

Other
Taxes, Other Than Income Taxes
Taxes, other than income taxes decreased $6 million in 2023 compared with 2022 primarily due to a decrease in the New York State Capital Tax ($7 million).

Other Income (Deductions)
Other deductions decreased $37 million in 2023 compared with 2022 primarily due to lower transaction costs at the parent company incurred from the sale of the Clean Energy Businesses ($37 million). See Note W and Note X to the financial statements in Item 8.

Income Tax Expense
Income taxes decreased $45 million in 2023 compared with 2022 primarily due to the recognition of unamortized investment tax credits ($106 million), a remeasurement of state deferred tax assets and liabilities ($142 million), both related to the sale of the Clean Energy Businesses, a decrease in the valuation allowance on state and local income tax assets ($10 million) and an increase in amortization of investment tax credits ($3 million), offset in part by higher income before income tax expense due to the sale of the Clean Energy Businesses ($214 million) and a higher unitary state tax adjustment, net of federal benefit ($5 million).

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8. The Clean Energy Businesses’ results of operations for the year ended December 31, 2023 (reflecting the two months ended February 2023) compared with the year ended December 31, 2022 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	Variation
Operating revenues	$129	$1,319	$(1,190)
Purchased power	—	7	(7)
Gas purchased for resale	41	241	(200)
Other operations and maintenance	48	504	(456)
Depreciation and amortization	—	178	(178)
Taxes, other than income taxes	3	21	(18)
Operating income	$37	$368	$(331)

Net Interest Expense
Net interest expense increased $51 million in 2023 compared with 2022 primarily due to lower unrealized gains on interest rate swaps in the 2023 period. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses and the impact on the 2023 period is shown through the date of sale. See Note W and Note X to the financial statements in Item 8.

Income Tax Expense
Income taxes decreased $81 million in 2023 compared with 2022 primarily due to lower income before income tax expense ($92 million), lower loss attributable to non-controlling interest ($15 million) and a lower reserve for uncertain tax positions ($5 million), offset in part by lower renewable energy tax credits ($30 million). On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses and the impact for the year ended December 31, 2023 is shown through the date of the sale. See Note W and Note X to the financial statements in Item 8.

Loss Attributable to Non-Controlling Interest
Loss attributable to non-controlling interest decreased $57 million to a loss of $3 million in 2023 compared with 2022 primarily due to the sale of the Clean Energy Businesses.

64	CON EDISON ANNUAL REPORT 2023

Liquidity and Capital Resources
The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statements of cash flows and as discussed below.
The principal factors affecting Con Edison’s liquidity are its investments in the Utilities and Con Edison Transmission, the dividends it pays to its shareholders and the dividends it receives from its subsidiaries and cash flows from financing activities discussed below.
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
Each of the Companies believes that it will be able to meet its reasonably likely short-term and long-term cash requirements. See “The Companies Require Access To Capital Markets To Satisfy Funding Requirements,” "Changes To Tax Laws Could Adversely Affect the Companies," “The Companies Face Risks Related to Health Epidemics And Other Outbreaks,” and “The Companies Also Face Other Risks That Are Beyond Their Control” in Item 1A, and “Capital Requirements and Resources” in Item 1.

CON EDISON ANNUAL REPORT 2023	65

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	CECONY			O&R			Clean Energy Businesses (d)			Con Edison Transmission			Other (a)			Con Edison (b)
(Millions of Dollars)	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Operating activities	$2,285	$3,263	$2,186	$216	$216	$127	$—	$506	$175	$(137)	$66	$44	$(208)	$(116)	$201	$2,156	$3,935	$2,733
Investing activities	(4,439)	(3,926)	(3,729)	(301)	(235)	(224)	(248)	(339)	(139)	(49)	(65)	608	4,034	—	—	(1,003)	(4,565)	(3,484)
Financing activities	2,236	799	1,396	73	25	89	—	(97)	(45)	211	(1)	(652)	(4,008)	288	(327)	(1,488)	1,014	461
Net change for the period	82	136	(147)	(12)	6	(8)	(248)	70	(9)	25	—	—	(182)	172	(126)	(335)	384	(290)
Balance at beginning of period	1,056	920	1,067	35	29	37	248	178	187	—	—	—	191	19	145	1,530	1,146	1,436
Balance at end of period (c)	$1,138	$1,056	$920	$23	$35	$29	$—	$248	$178	$25	$—	$—	$9	$191	$19	$1,195	$1,530	$1,146
Less: Change in cash balances held for sale (d)	—	—	—	—	—	—	—	248	—	—	—	—	5	—	—	5	248	—
Balance at end of period excluding held for sale	$1,138	$1,056	$920	$23	$35	$29	$—	$—	$178	$25	$—	$—	$4	$191	$19	$1,190	$1,282	$1,146
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note X to the financial statements in Item 8.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the financial statements in Item 8.
(d) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See in Note W and Note X to the financial statements in Item 8.

66	CON EDISON ANNUAL REPORT 2023

Cash Flows from Operating Activities
The Utilities’ cash flows from operating activities primarily reflect their energy sales and deliveries and cost of operations. The volume of energy sales and deliveries is primarily affected by factors external to the Utilities, such as customer demand, weather, market prices for energy and economic conditions. Measures that promote distributed energy resources, such as distributed generation, demand reduction and energy efficiency, also affect the volume of energy sales and deliveries. See "Competition" and "Environmental Matters – Clean Energy Future" and “Environmental Matters – Climate Change” in Item 1.

Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. Pursuant to their rate plans, the Utilities also recover from customers the amount of property taxes they will pay. The payment of property taxes by the Utilities affects the timing of cash flows and increases the amount of short-term borrowings issued by the Utilities when property taxes are due and as property taxes increase, but generally does not impact net income. See “Changes To Tax Laws Could Adversely Affect the Companies,” in Item 1A, “Federal Income Tax” in Note A, “Rate Plans” in Note B, “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8 and "Aged Accounts Receivable Balances," above.

On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

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

Certain prior period amounts have been reclassified within the Companies' cash flows from operating activities to conform with current period presentation.

Net cash flows from operating activities in 2023 for Con Edison were $1,779 million lower than in 2022. The changes in net cash flows for Con Edison primarily reflect:
•a decrease in accounts payable ($843 million);
•lower pensions and retiree benefits obligations, net ($377 million);
•higher deferred charges, noncurrent assets, leases, net and other regulatory assets ($346 million); and
•lower deferred credits, noncurrent liabilities and other regulatory liabilities ($249 million).

Net cash flows from operating activities in 2022 for Con Edison were $1,202 million higher than in 2021. The changes in net cash flows for Con Edison primarily reflect:
•an increase in accounts payable ($514 million);
•lower pension and retiree benefit contributions ($433 million);
•lower other receivables and other current assets ($136 million);
•lower revenue decoupling mechanism receivable ($79); and
•lower prepayments ($50 million).

Net cash flows from operating activities in 2023 for CECONY were $978 million lower than in 2022. The changes in net cash flows for CECONY primarily reflect:
•a decrease in accounts payable ($459 million);
•higher deferred charges, noncurrent assets, leases, net and other regulatory assets ($306 million); and
•higher other receivables and other current assets ($247 million).

Net cash flows from operating activities in 2022 for CECONY were $1,077 million higher than in 2021. The changes in net cash flows for CECONY primarily reflect:
•an increase in accounts payable ($257 million);
•lower pension and retiree benefit contributions ($407 million);
•lower other receivables and other current assets ($272 million);
•lower revenue decoupling mechanism receivable ($89); and

CON EDISON ANNUAL REPORT 2023	67

•lower prepayments ($42 million).

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.
Cash Flows Used in Investing Activities
Pursuant to their rate plans, the Utilities recover the cost of utility construction expenditures from customers, including an approved rate of return (before and after being placed in service and an allowance for funds used during construction (AFUDC) before being placed in service). Increases in the amount of utility construction expenditures may temporarily increase the amount of short-term debt issued by the Utilities prior to the long-term financing of such amounts.

Net cash flows used in investing activities for Con Edison were $3,562 million lower in 2023 than in 2022. The change for Con Edison primarily reflects:
•the proceeds from the sale of the Clean Energy Businesses, net of cash and cash equivalents sold ($3,927 million);
•lower non-utility construction expenditures ($203 million); offset in part by,
•higher utility construction expenditures ($529 million).

Net cash flows used in investing activities for Con Edison were $1,081 million higher in 2022 than in 2021. The change for Con Edison primarily reflects:
•the proceeds from the completion of the sale of Stagecoach in 2021 ($629 million);
•higher utility construction expenditures ($194 million); and
•the proceeds from the divestiture of renewable electric projects at the Clean Energy Businesses in 2021 ($183 million).

Net cash flows used in investing activities for CECONY were $513 million higher in 2023 than in 2022. The change for CECONY primarily reflects:
•an increase in utility construction expenditures ($463 million); and
•an increase in cost of removal less salvage ($50 million).

Net cash flows used in investing activities for CECONY were $197 million higher in 2022 than in 2021. The change for CECONY primarily reflects:
•an increase in utility construction expenditures ($183 million).

Cash Flows From Financing Activities
Net cash flows from financing activities in 2023 for Con Edison and CECONY were $2,502 million lower and $1,437 million higher, respectively, than in 2022. Net cash flows from financing activities in 2022 for Con Edison and CECONY were $553 million higher and $597 million lower, respectively, than in 2021.

Net cash flows from financing activities during the years ended December 31, 2023, 2022 and 2021 reflect the following Con Edison transactions:

68	CON EDISON ANNUAL REPORT 2023

2023
•In January, entered into and borrowed $200 million under a 364-Day Senior Unsecured Term Loan Credit Agreement, that was repaid in March 2023, the proceeds from which were used for general corporate purposes;
•In March, entered into accelerated share repurchase agreements with two dealers to repurchase $1,000 million in aggregate of Con Edison’s Common Shares. Con Edison made payments of $1,000 million in aggregate to the dealers and received deliveries of 10,543,263 Common Shares in aggregate; and
•In December, redeemed at maturity $650 million of 0.65 percent senior unsecured notes.

2022
•Entered into and borrowed $400 million under a 364-Day Senior Unsecured Term Loan Credit Agreement, that was repaid in March 2023, the proceeds from which were used for general corporate purposes; and
•Redeemed at maturity $293 million of 8.71 percent senior unsecured notes.

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

Con Edison’s cash flows from financing activities in 2023, 2022 and 2021 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $87 million, $88 million and $109 million, respectively.

Con Edison’s cash flows from financing activities for the year ended December 31, 2023 also reflects retirement of short-term debt of $752 million compared with a net issuance of $1,702 million in the 2022 period and retirement of short-term debt of $382 million in the 2021 period.
Net cash flows from financing activities during the years ended December 31, 2023, 2022 and 2021 reflect the following CECONY transactions:
2023
•In February, issued $500 million aggregate principal amount of 5.20 percent debentures, due 2033, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes; and
•In November, issued $600 million aggregate principal amount of 5.50 percent debentures, due 2034 and $900 million aggregate principal amount of 5.90 percent debentures, due 2053, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.
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

CON EDISON ANNUAL REPORT 2023	69

CECONY’s cash flows from financing activities for the year ended December 31, 2023 also reflects retirement of short-term debt of $397 million compared with a net issuance of $939 million in the 2022 period and retirement of short-term debt of $299 million in the 2021 period.

CECONY’s cash flows from financing activities also reflects capital contributions from the parent of $1,720 million, $150 million and $1,100 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Net cash flows from financing activities during the years ended December 31, 2023, 2022 and 2021 also reflect the following O&R transactions:

2023
•In December, issued $50 million aggregate principal amount of 6.59 percent debentures, due 2053, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.

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

On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8. Net cash flows from financing activities during the years ended December 31, 2022 and 2021 also reflect the following Clean Energy Businesses transactions:

2022
•Entered into and borrowed $150 million under a 364-Day Senior Unsecured Term Loan Credit Agreement guaranteed by Con Edison, that was repaid in March 2023, the proceeds from which were used for general corporate purposes.

2021
•Borrowed $250 million at a variable rate, due 2028, secured by equity interests in four of the company’s solar electric production projects, the interest rate for which was swapped to a fixed rate of 3.39 percent;
•Entered into an agreement with a tax equity investor for the financing of a portfolio of three of the Clean Energy Businesses’ solar electric production projects (CED Nevada Virginia). Under the financing, the tax equity investor acquired a noncontrolling interest in the portfolio and will receive a percentage of earnings, tax attributes and cash flows. As of December 31, 2021, the tax equity investor fully funded its $263 million financing obligation;
•Prepaid in full $249 million of borrowings outstanding under, and terminated, a $613 million variable-rate construction loan facility that was secured by and used to fund construction costs for CED Nevada Virginia; and
•Issued $229 million aggregate principal amount of 3.77 percent senior notes, due 2046, secured by equity interests in CED Nevada Virginia.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2023, 2022 and 2021 and the average daily balances for 2023, 2022 and 2021 for Con Edison and CECONY were as follows:

	2023		2022		2021
(Millions of Dollars, except Weighted Average Yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$2,288	$1,446	$2,640	$1,485	$1,488	$1,189
CECONY	$1,903	$1,377	$2,300	$1,306	$1,361	$1,082
Weighted average yield	5.6%	5.3%	4.8%	2.3%	0.3%	0.2%

70	CON EDISON ANNUAL REPORT 2023

Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.

Capital Requirements and Resources
For information about capital requirements, contractual obligations and capital resources, see “Capital Requirements and Resources” in Item 1.

Assets, Liabilities and Equity
The Companies’ assets, liabilities and equity at December 31, 2023 and 2022 are summarized as follows:

	CECONY		O&R		Clean Energy Businesses (c)		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
ASSETS
Current assets	$5,981	$5,247	$302	$332	$—	$879	$25	$4	$229	$6,510	$6,537	$12,972
Investments	608	539	22	20	—	—	365	286	4	(4)	999	841
Net plant	46,648	44,011	2,943	2,738	—	4,718	17	17	—	(4,718)	49,608	46,766
Other noncurrent assets	8,363	7,648	408	421	—	1,627	7	7	409	(1,217)	9,187	8,486
Total Assets	$61,600	$57,445	$3,675	$3,511	$—	$7,224	$414	$314	$642	$571	$66,331	$69,065

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$5,694	$6,036	$349	$409	$—	$1,596	$5	$163	$414	$3,132	$6,462	$11,336
Noncurrent liabilities	15,950	15,451	1,146	1,103	—	338	(76)	(86)	(236)	(113)	16,784	16,693
Long-term debt	20,810	19,080	1,118	1,068	—	2,292	—	—	(1)	(2,293)	21,927	20,147
Equity	19,146	16,878	1,062	931	—	2,998	485	237	465	(155)	21,158	20,889
Total Liabilities and Equity	$61,600	$57,445	$3,675	$3,511	$—	$7,224	$414	$314	$642	$571	$66,331	$69,065
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note X to the financial statements in Item 8.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

CECONY
Current assets at December 31, 2023 were $734 million higher than at December 31, 2022. The change in current assets primarily reflects increases in accounts receivables, net of allowance for uncollectible accounts ($231 million) (see “COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8 and “Aged Accounts Receivable Balances,” above), an increase to accrued unbilled revenue ($105 million), an increase in prepayments ($106 million), an increase in accounts receivable from affiliated companies ($100 million), an increase in cash and temporary cash investments ($82 million) and an increase in the revenue decoupling mechanism receivable ($26 million).

Investments at December 31, 2023 were $69 million higher than at December 31, 2022. The change in investments primarily reflects increases in supplemental retirement income plan assets ($63 million) and deferred income plan assets ($6 million). See "Investments" in Note A and Note E to the financial statements in Item 8.

Net plant at December 31, 2023 was $2,637 million higher than at December 31, 2022. The change in net plant primarily reflects an increase in electric ($2,172 million), gas ($888 million), steam ($150 million) and general ($651 million) plant balances, offset in part by an increase in accumulated depreciation ($1,124 million) and a decrease in construction work in progress ($100 million).

Other noncurrent assets at December 31, 2023 were $715 million higher than at December 31, 2022. The change in other noncurrent assets primarily reflects an increase in the regulatory assets for COVID-19 pandemic deferrals ($393 million), system peak reduction and energy efficiency programs ($258 million) and deferred derivative losses - long term ($122 million), offset in part by a decrease in the regulatory assets for unrecognized pension and other postretirement costs ($78 million). The change in the regulatory asset also reflects the period's amortization of accounting costs. See Notes B, E, and F to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2023	71

Current liabilities at December 31, 2023 were $342 million lower than at December 31, 2022. The change in current liabilities primarily reflects decreases in notes payable ($397 million), accounts payable ($134 million) and accrued taxes to affiliated companies ($88 million), offset in part by increases in long-term debt due within one year ($250 million) and customer deposits ($37 million).

Noncurrent liabilities at December 31, 2023 were $499 million higher than at December 31, 2022. The change in noncurrent liabilities primarily reflects increases in deferred income taxes and unamortized investment tax credits ($840 million), the regulatory liabilities for pension and other postretirement benefit deferrals ($135 million), allowance for cost of removal less salvage ($129 million) and asset retirement obligations ($21 million), offset in part by a decrease in the regulatory liabilities for unrecognized other postretirement costs ($669 million). See Notes E and F to the financial statements in Item 8.

Long-term debt at December 31, 2023 was $1,730 million higher than at December 31, 2022. The change in long-term debt primarily reflects the 2023 issuances of $2,000 million of debentures, offset in part by the reclassification of $250 million of long-term debt to long-term debt due within one year. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the financial statements in Item 8.

Equity at December 31, 2023 was $2,268 million higher than at December 31, 2022. The change in equity primarily reflects net income for the year ($1,606 million) and capital contributions from parent ($1,720 million) in 2023, offset in part by common stock dividends to parent ($1,056 million) in 2023 and a decrease in other comprehensive income ($2 million).

O&R
Current assets at December 31, 2023 were $30 million lower than at December 31, 2022. The change in current assets primarily reflects decreases in accrued unbilled revenue ($29 million), cash and temporary cash investments ($13 million) and accounts receivables, net of allowance for uncollectible accounts ($5 million) (see “COVID-19 Regulatory Matters” in Note B to the financial statements in Item 8 and “Aged Accounts Receivable Balances,” above), offset in part by increases in revenue decoupling mechanism receivable ($13 million) and accounts receivable from affiliated companies ($6 million).

Net plant at December 31, 2023 was $205 million higher than at December 31, 2022. The change in net plant primarily reflects an increase in electric ($80 million), gas ($48 million), an increase in construction work in progress ($60 million) and a decrease in accumulated depreciation ($38 million), offset in part by a decrease in general ($21 million) plant balances.

Other noncurrent assets at December 31, 2023 were $13 million lower than at December 31, 2022. The change in other noncurrent assets primarily reflects decreases in regulatory assets ($12 million) and the fair value of derivative assets ($6 million), offset in part by an increase in the pension and retiree benefits ($6 million).
Current liabilities at December 31, 2023 were $60 million lower than at December 31, 2020. The change in current liabilities primarily reflects decreases in regulatory liabilities ($28 million), notes payable ($13 million) and accounts payables to affiliates ($11 million).

Noncurrent liabilities at December 31, 2023 were $43 million higher than at December 31, 2022. The change in noncurrent liabilities primarily reflects an increase in deferred income taxes and unamortized investment tax credits ($47 million), offset in part by a decrease in superfund and other environmental costs ($3 million).

Long-term debt at December 31, 2023 was $50 million higher than at December 31, 2022. The change in long-term debt reflects the December 2023 issuance of $50 million of debentures. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above.

Equity at December 31, 2023 was $131 million higher than at December 31, 2022. The change in equity primarily reflects net income for the year ($96 million) and capital contributions from parent ($100 million), offset in part by common stock dividends to parent ($64 million) in 2023 and a decrease in other comprehensive income ($1 million).

72	CON EDISON ANNUAL REPORT 2023

Con Edison Transmission
Current assets at December 31, 2023 were $21 million higher than at December 31, 2022. The increase in current assets primarily reflects an increase in cash and temporary investments ($25 million).

Investments at December 31, 2023 were $79 million higher than at December 31, 2022. The increase in investments reflects additional investment in New York Transco ($45 million) and non-cash equity in earnings from allowance for funds used during construction from MVP ($33 million).

Current liabilities at December 31, 2023 were $158 million lower than at December 31, 2022. The change in current liabilities primarily reflects repayment of an intercompany loan ($154 million).

Noncurrent liabilities at December 31, 2023 were $10 million higher than at December 31, 2022. The change in noncurrent liabilities primarily reflects an increase in the accumulated deferred income taxes on earnings from investments in New York Transco and MVP ($9 million).

Equity at December 31, 2023 was $248 million higher than at December 31, 2022. The change in equity primarily reflects an equity contribution from the parent, the proceeds of which were primarily used to repay an intercompany loan.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2023	73

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

Critical Accounting Estimates
The Companies’ financial statements reflect the application of certain critical accounting estimates, which conform to accounting principles generally accepted in the United States of America. The Companies’ critical accounting estimates include assumptions applied to accounting for: pensions and other postretirement benefits, contingencies, derivative instruments, allowance for uncollectible accounts receivable, asset retirement obligations and income taxes. Also, see “Summary of Significant Accounting Policies and Other Matters” in Note A to the financial statements in Item 8.
Accounting for Pensions and Other Postretirement Benefits
The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison Transmission also provides such benefits to transferred employees who previously worked for the Utilities. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2023, 2022 and 2021.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of Aa rated (by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.
The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2024 are increases, compared with 2023, in their pension and other postretirement benefits costs of $181 million and $168 million, respectively, largely driven by decreases in the discount rates used to determine plan liabilities. See Notes E and F to the financial statements in Item 8.

The following table illustrates the effect on 2024 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

74	CON EDISON ANNUAL REPORT 2023

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25)%	$37	$2	$39
CECONY	(0.25)%	$36	$2	$38
Expected return on plan assets
Con Edison	(0.25)%	$42	$3	$45
CECONY	(0.25)%	$40	$2	$42
Future compensation increases
Con Edison	0.50%	$29	$—	$29
CECONY	0.50%	$28	$—	$28
Health care trend rate
Con Edison	1.00%	$—	$10	$10
CECONY	1.00%	$—	$8	$8
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25)%	$396	$25	$421
CECONY	(0.25)%	$377	$21	$398
Future compensation increases
Con Edison	0.50%	$138	$—	$138
CECONY	0.50%	$135	$—	$135
Health care trend rate
Con Edison	1.00%	$—	$62	$62
CECONY	1.00%	$—	$49	$49
A 5 percentage point variation in the actual annual return in 2024, as compared with the expected annual asset return of 6.75 percent, would change pension and other postretirement benefit costs for Con Edison and CECONY by approximately $27 million and $25 million, respectively, in 2025.
Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R and Con Edison Transmission may make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.
The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate plans. The Companies were not required to make cash contributions to the pension plan in 2023 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the pension plan in 2023 of $18 million and $3 million, respectively. In 2024, CECONY and O&R expect to make contributions to the pension plan of $9 million and $2 million, respectively. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.
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

CON EDISON ANNUAL REPORT 2023	75

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

Allowance for Uncollectible Accounts
The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. For the Utilities’ customer accounts receivable allowance for uncollectible accounts, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, bankruptcy rates and aged customer accounts receivable balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. From January 1, 2020 to December 31, 2023, the historical write-off rate was determined based on an historical weather event with a significant impact to the Companies’ service territory. During that period, Con Edison's and CECONY's allowances for uncollectible accounts increased from $70 million and $65 million, respectively to $360 million and $353 million, respectively. See "COVID-19 Regulatory Matters" in Note B and “Allowance for Uncollectible Accounts" in Note N to the financial statements in Item 8.

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

A 1 percent increase in the assumed inflation rate used to value the ARO liability as of December 31, 2023 would increase the liability by $40 million for Con Edison and CECONY.

Accounting for Income Taxes
The Companies record provisions for income taxes, deferred tax assets and liabilities, and a valuation allowance against net deferred tax assets, if any. The reporting of tax-related assets and liabilities requires the use of estimates and significant judgments by management. Deferred tax assets and liabilities are recorded to represent future effects on income taxes for temporary differences between the basis of assets for financial reporting and tax purposes. Although management believes that current estimates for deferred tax assets and liabilities are

76	CON EDISON ANNUAL REPORT 2023

reasonable, actual results could differ materially from these estimates for several reasons, including, but not limited to: a change in forecasted financial condition and/or results of operations; changes in income tax laws, enacted tax rates or amounts subject to income tax or state apportionments; the form, structure, and timing of asset or stock sales or dispositions; changes in the regulatory treatment of any tax reform benefits; and changes resulting from audits and examinations by taxing authorities. Valuation allowances against deferred tax assets are recorded when management concludes it is more likely than not such asset will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. Management evaluates each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At each period end, and as new developments occur, management reevaluates its tax positions. Additional interpretations, regulations, amendments, or technical corrections related to the federal income tax code as a result of the Inflation Reduction Act, may impact the estimates for income taxes discussed above. See “Changes To Tax Laws Could Adversely Affect the Companies” in Item 1A, “Inflation Reduction Act” above, “Federal Income Tax” and “State Income Tax” in Note A and Note L to the financial statements in Item 8.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.
Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at December 31, 2023, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $15 million and $12 million, respectively. At December 31, 2022, Con Edison and CECONY estimated that a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $17 million and $13 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.
Inflationary pressure has prompted the Federal Reserve to increase interest rates. Higher interest rates have resulted in, and are expected to continue to result in, increased interest expense on commercial paper, variable-rate debt and long-term debt issuances.
Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities apply risk management strategies to mitigate their related exposures. See Note P to the financial statements in Item 8.
Con Edison estimates that, as of December 31, 2023, a 10 percent decline in market prices would result in a decline in fair value of $149 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $138 million is for CECONY and $11 million is for O&R. As of December 31, 2022, Con Edison estimated that a 10 percent decline in market prices would result in a decline in fair value of $214 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $199 million is for CECONY and $15 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

CON EDISON ANNUAL REPORT 2023	77

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

The Companies’ current investment policy for pension plan assets includes investment targets of 26 to 30 percent equity securities, 42 to 60 percent debt securities, 14 to 30 percent alternatives. At December 31, 2023, the pension plan investments consisted of 26 percent equity securities, 50 percent debt securities and 24 percent alternatives.
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

78	CON EDISON ANNUAL REPORT 2023

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

CON EDISON ANNUAL REPORT 2023	79

Item 8:    Financial Statements and Supplementary Data

Financial Statements	Page
Supplementary Financial Information

Con Edison
Report of Management on Internal Control Over Financial Reporting	81
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	82
Consolidated Income Statement for the years ended December 31, 2023, 2022, and 2021	84
Consolidated Statement of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021	85
Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022, and 2021	86
Consolidated Balance Sheet at December 31, 2023 and 2022	87
Consolidated Statement of Equity for the years ended December 31, 2023, 2022, and 2021	89
Consolidated Statement of Capitalization at December 31, 2023 and 2022	90

CECONY
Report of Management on Internal Control Over Financial Reporting	93
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	94
Consolidated Income Statement for the years ended December 31, 2023, 2022, and 2021	96
Consolidated Statement of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021	97
Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022, and 2021	98
Consolidated Balance Sheet at December 31, 2023 and 2022	99
Consolidated Statement of Shareholder’s Equity for the years ended December 31, 2023, 2022, and 2021	101
Consolidated Statement of Capitalization at December 31, 2023 and 2022	102

Notes to the Financial Statements	104

Financial Statement Schedules
Con Edison
Schedule I - Condensed Financial Information of Consolidated Edison, Inc. at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022, and 2021	173
All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

80	CON EDISON ANNUAL REPORT 2023

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2023, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Timothy P. Cawley
Timothy P. Cawley
Chairman, President and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 15, 2024

CON EDISON ANNUAL REPORT 2023	81

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Consolidated Edison, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Consolidated Edison, Inc. and its subsidiaries (the “Company”) as listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

82	CON EDISON ANNUAL REPORT 2023

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

Accounting for the Effects of Regulatory Matters

As described in Notes A and B to the consolidated financial statements, the Company applies the accounting rules for regulated operations, which specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. As of December 31, 2023, there were $4,888 million of deferred costs included in regulatory assets and $5,473 million of regulatory liabilities awaiting potential refund or future rate reductions. Under regulatory accounting rules, if it is probable that incurred costs will be recovered in the future, those costs would be recorded as deferred charges or “regulatory assets.” Similarly, if revenues are recorded for costs expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.” The Company’s regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable state regulators.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 15, 2024

We have served as the Company’s or its predecessors' auditor since 1938.

CON EDISON ANNUAL REPORT 2023	83

Consolidated Edison, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2023	2022	2021
OPERATING REVENUES
Electric	$10,835	$10,522	$9,485
Gas	3,127	3,237	2,638
Steam	569	593	532
Non-utility	132	1,318	1,021
TOTAL OPERATING REVENUES	14,663	15,670	13,676
OPERATING EXPENSES
Purchased power	2,541	2,479	1,835
Fuel	282	356	229
Gas purchased for resale	829	1,245	690
Other operations and maintenance	3,606	3,905	3,254
Depreciation and amortization	2,031	2,056	2,032
Taxes, other than income taxes	3,043	3,005	2,810
TOTAL OPERATING EXPENSES	12,332	13,046	10,850
Gain on sale of the Clean Energy Businesses	865	—	—
OPERATING INCOME	3,196	2,624	2,826
OTHER INCOME (DEDUCTIONS)
Investment income (loss)	62	20	(420)
Other income	834	402	22
Allowance for equity funds used during construction	26	19	21
Other deductions	(92)	(115)	(161)
TOTAL OTHER INCOME (DEDUCTIONS)	830	326	(538)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	4,026	2,950	2,288
INTEREST EXPENSE (INCOME)
Interest on long-term debt	962	987	930
Other interest expense (income)	113	(99)	(14)
Allowance for borrowed funds used during construction	(52)	(36)	(11)
NET INTEREST EXPENSE	1,023	852	905
INCOME BEFORE INCOME TAX EXPENSE	3,003	2,098	1,383
INCOME TAX EXPENSE	487	498	190
NET INCOME	$2,516	$1,600	$1,193
Loss attributable to non-controlling interest	$(3)	$(60)	$(153)
NET INCOME FOR COMMON STOCK	$2,519	$1,660	$1,346
Net income per common share — basic	$7.25	$4.68	$3.86
Net income per common share — diluted	$7.21	$4.66	$3.85
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC (IN MILLIONS)	347.7	354.5	348.4
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED (IN MILLIONS)	349.3	355.8	349.4
The accompanying notes are an integral part of these financial statements.

84	CON EDISON ANNUAL REPORT 2023

Consolidated Edison, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
NET INCOME	$2,516	$1,600	$1,193
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	3	60	153
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	16	30
Other income, net of taxes	—	1	—
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	17	30
COMPREHENSIVE INCOME	$2,519	$1,677	$1,376
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2023	85

Consolidated Edison, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$2,516	$1,600	$1,193
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	2,031	2,056	2,032
Impairment of assets	—	—	443
Deferred income taxes	132	435	133
Rate case amortization and accruals	92	73	(16)
Net derivative (gains)/losses	12	(181)	(53)
Pre-tax gain on sale of the Clean Energy Businesses	(865)	—	—
Other non-cash items, net	(90)	90	127
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	(275)	(285)	(411)
Unbilled revenue and net unbilled revenue deferrals	(48)	(96)	(53)
Allowance for uncollectible accounts – customers	38	5	169
Materials and supplies, including fuel oil and gas in storage	38	(111)	(82)
Revenue decoupling mechanism receivable	(39)	26	(53)
Other receivables and other current assets	141	(21)	(157)
Prepayments	(200)	26	(24)
Accounts payable	(285)	558	44
Pensions and retiree benefits obligations, net	(201)	176	266
Pensions and retiree benefits contributions	(33)	(39)	(472)
Accrued taxes	(13)	7	(46)
Accrued interest	(7)	42	4
Superfund and environmental remediation costs	(12)	(22)	(10)
Distributions from equity investments	31	20	18
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(1,216)	(870)	(496)
Deferred credits, noncurrent liabilities and other regulatory liabilities	196	445	258
Other current liabilities	213	1	(81)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,156	3,935	2,733
INVESTING ACTIVITIES
Utility construction expenditures	(4,353)	(3,824)	(3,630)
Cost of removal less salvage	(387)	(337)	(323)
Non-utility construction expenditures	(141)	(344)	(323)
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	3,927	—	629
Divestiture of renewable electric projects	—	—	183
Other investing activities	(49)	(60)	(20)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,003)	(4,565)	(3,484)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(752)	1,702	(382)
Issuance of long-term debt	2,050	800	2,804
Retirement of long-term debt	(710)	(406)	(1,960)
Debt issuance costs	(32)	(13)	(40)
Common stock dividends	(1,096)	(1,089)	(1,030)
Issuance of common shares - public offering	—	—	775
Issuance of common shares for stock plans	56	57	60
Repurchase of common shares	(1,000)	—	—
Distribution to noncontrolling interest	(4)	(37)	(23)
Sale of equity interest	—	—	257
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(1,488)	1,014	461
CASH, TEMPORARY CASH INVESTMENTS AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(335)	384	(290)
BALANCE AT BEGINNING OF PERIOD	1,530	1,146	1,436
BALANCE AT END OF PERIOD	$1,195	$1,530	$1,146
LESS: CHANGE IN CASH BALANCES HELD FOR SALE	5	248	—
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$1,190	$1,282	$1,146

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest	$987	$900	$924
Income taxes	$397	$47	$9
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$598	$681	$457
Issuance of common shares for dividend reinvestment	$31	$31	$49
Software licenses acquired but unpaid as of end of period	$—	$2	$23
Equipment acquired but unpaid as of end of period	$11	$17	$22

The accompanying notes are an integral part of these financial statements.

86	CON EDISON ANNUAL REPORT 2023

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,189	$1,282
Accounts receivable — customers, net allowance for uncollectible accounts of $360 and $322 in 2023 and 2022, respectively	2,418	2,192
Other receivables, net allowance for uncollectible accounts of $13 and $10 in 2023 and 2022, respectively	444	164
Taxes receivable	1	10
Accrued unbilled revenue	722	702
Fuel oil, gas in storage, materials and supplies, at average cost	469	492
Prepayments	470	264
Regulatory assets	281	305
Restricted cash	1	—
Revenue decoupling mechanism receivable	203	164
Fair value of derivative assets	52	59
Assets held for sale	163	7,162
Other current assets	124	176
TOTAL CURRENT ASSETS	6,537	12,972
INVESTMENTS	999	841
UTILITY PLANT, AT ORIGINAL COST
Electric	39,071	36,819
Gas	14,318	13,378
Steam	3,085	2,935
General	4,835	4,205
TOTAL	61,309	57,337
Less: Accumulated depreciation	14,157	13,069
Net	47,152	44,268
Construction work in progress	2,442	2,484
NET UTILITY PLANT	49,594	46,752
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $24 and $23 in 2023 and 2022, respectively	13	13
Construction work in progress	1	1
NET PLANT	49,608	46,766
OTHER NONCURRENT ASSETS
Goodwill	408	408
Operating lease right-of-use-asset	533	568
Regulatory assets	4,607	3,974
Pension and retiree benefits	3,275	3,269
Fair value of derivative assets	48	85
Other deferred charges and noncurrent assets	316	182
TOTAL OTHER NONCURRENT ASSETS	9,187	8,486
TOTAL ASSETS	$66,331	$69,065
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2023	87

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$649
Term loan	—	400
Notes payable	2,288	2,640
Accounts payable	1,775	1,955
Customer deposits	396	358
Accrued taxes	73	102
Accrued interest	170	153
Accrued wages	125	116
Fair value of derivative liabilities	193	42
Regulatory liabilities	145	374
System benefit charge	444	390
Operating lease liabilities	116	103
Liabilities held for sale	76	3,610
Other current liabilities	411	444
TOTAL CURRENT LIABILITIES	6,462	11,336
NONCURRENT LIABILITIES
Provision for injuries and damages	188	181
Pensions and retiree benefits	592	577
Superfund and other environmental costs	1,118	997
Asset retirement obligations	522	500
Fair value of derivative liabilities	121	13
Deferred income taxes and unamortized investment tax credits	8,069	7,641
Operating lease liabilities	429	476
Regulatory liabilities	5,328	6,027
Other deferred credits and noncurrent liabilities	417	281
TOTAL NONCURRENT LIABILITIES	16,784	16,693
LONG-TERM DEBT	21,927	20,147
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
EQUITY
Common shareholders’ equity	21,158	20,687
Noncontrolling interest	—	202
TOTAL EQUITY (See Statement of Equity)	21,158	20,889
TOTAL LIABILITIES AND EQUITY	$66,331	$69,065
The accompanying notes are an integral part of these financial statements.

88	CON EDISON ANNUAL REPORT 2023

Consolidated Edison, Inc.
Consolidated Statement of Equity

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest
	Shares	Amount			Shares	Amount				Total
BALANCE AS OF DECEMBER 31, 2020	342	$36	$8,808	$11,178	23	$(1,038)	$(112)	$(25)	$218	$19,065
Net income (loss)				1,346					(153)	1,193
Common stock dividends ($3.10 per share)				(1,079)						(1,079)
Issuance of common shares - public offering	10	1	775				(10)			766
Issuance of common shares for stock plans	2		127							127
Other comprehensive income								30		30
Distributions to noncontrolling interests									(23)	(23)
Net proceeds from sale of equity interest									257	257
BALANCE AS OF DECEMBER 31, 2021	354	$37	$9,710	$11,445	23	$(1,038)	$(122)	$5	$299	$20,336
Net income (loss)				1,660					(60)	1,600
Common stock dividends ($3.16 per share)				(1,120)						(1,120)
Issuance of common shares for stock plans	1		93							93
Other comprehensive income								17		17
Distributions to noncontrolling interests									(37)	(37)
BALANCE AS OF DECEMBER 31, 2022	355	$37	$9,803	$11,985	23	$(1,038)	$(122)	$22	$202	$20,889
Net income (loss)				2,519					(3)	2,516
Common stock dividends ($3.24 per share)				(1,127)						(1,127)
Issuance of common shares for stock plans	1		89							89
Common stock repurchases	(11)		(31)		11	(979)				(1,010)
Distributions to noncontrolling interests									(4)	(4)
Disposal of Clean Energy Businesses									(195)	(195)
BALANCE AS OF DECEMBER 31, 2023	345	$37	$9,861	$13,377	34	$(2,017)	$(122)	$22	$—	$21,158

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2023	89

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(In Millions)	2023	2022	2023	2022
TOTAL EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE INCOME	345	355	$21,136	$20,665
Pension plan liability adjustments, net of taxes			23	23
Unrealized losses on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(1)	(1)
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES			22	22
Equity			21,158	20,687
Noncontrolling interest			—	202
TOTAL EQUITY (See Statement of Equity)			$21,158	$20,889
The accompanying notes are an integral part of these financial statements.

90	CON EDISON ANNUAL REPORT 2023

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)			At December 31,
Maturity	Interest Rate	Series	2023	2022
DEBENTURES:
2023	0.65	2020A	$—	$650
2024	3.30	2014B	250	250
2026	2.90	2016B	250	250
2027	6.50	1997F	80	80
2027	3.125	2017B	350	350
2028	3.80	2018A	300	300
2028	4.00	2018D	500	500
2029	2.94	2019B	44	44
2030	3.35	2020A	600	600
2030	2.02	2020A	35	35
2031	2.40	2021A	900	900
2031	2.31	2021A	45	45
2032	5.70	2022A	100	100
2033	5.875	2003A	175	175
2033	5.10	2003C	200	200
2033	5.20	2023A	500	—
2034	5.70	2004B	200	200
2034	5.50	2023B	600	—
2035	5.30	2005A	350	350
2035	5.25	2005B	125	125
2036	5.85	2006A	400	400
2036	6.20	2006B	400	400
2036	5.70	2006E	250	250
2037	6.30	2007A	525	525
2038	6.75	2008B	600	600
2039	6.00	2009B	60	60
2039	5.50	2009C	600	600
2039	3.46	2019C	38	38
2040	5.70	2010B	350	350
2040	5.50	2010B	115	115
2042	4.20	2012A	400	400
2043	3.95	2013A	700	700
2044	4.45	2014A	850	850
2045	4.50	2015A	650	650
2045	4.95	2015A	120	120
2045	4.69	2015B	100	100
2046	3.85	2016A	550	550
2046	3.88	2016A	75	75
2047	3.875	2017A	500	500
2048	4.65	2018E	600	600
2048	4.35	2018A	125	125
2048	4.35	2018B	25	25
2049	4.125	2019A	700	700
2049	3.73	2019A	43	43
2050	3.95	2020B	1,000	1,000
2050	3.24	2020B	40	40
2051	3.17	2021B	30	30
2051	3.20	2021C	600	600
2052	6.15	2022A	700	700
2053	5.90	2023C	900	—
2053	6.59	2023A	50	—

CON EDISON ANNUAL REPORT 2023	91

2054	4.625	2014C	750	750
2056	4.30	2016C	500	500
2057	4.00	2017C	350	350
2058	4.50	2018B	700	700
2059	3.70	2019B	600	600
2060	3.00	2020C	600	600
2061	3.60	2021B	750	750
TOTAL DEBENTURES			$21,950	$20,550

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2023	2022
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2036	3.92	(a)	2010A	$225	$225
2039	3.83	(a)	2004C	99	99
2039	3.80	(a)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				450	450
PROJECT DEBT (b):
2023	6.91	(c)	Copper Mountain Solar 2	—	179
2025	6.91	(c)	Copper Mountain Solar 3	—	229
2026	5.92	(c)	CED Southwest	—	408
2028	4.41		Wind Holdings	—	87
2028	6.48	(c)	Copper Mountain Solar 1	—	41
2028	6.42	(c)	CED California Texas	—	236
2031	2.24 - 3.03	(d)	Mesquite Solar 1	—	149
2031-2038	5.25 - 4.95	(d)	Texas Solar 4	—	49
2036	3.94		California Solar 2	—	86
2036	4.07		California Solar 3	—	77
2037	4.78		California Solar	—	168
2038	3.82		California Solar 4	—	265
2039	4.82		Broken Bow II	62	64
2040	4.53		Texas Solar 5	—	132
2041	4.21		Texas Solar 7	—	180
2042	4.45		Upton County Solar	—	81
2046	3.77		CED Nevada Virginia	—	228
Other project debt				—	6
TOTAL PROJECT DEBT				62	2,665
Other long-term debt				—	(1)
Unamortized debt expense				(162)	(172)
Unamortized debt discount				(60)	(51)
TOTAL				22,240	23,441
Less: Long-term debt due within one year				251	1,002
TOTAL LONG-TERM DEBT				21,989	22,439
Less: Held for sale project debt, net (b)				62	2,292
TOTAL LONG-TERM DEBT EXCLUDING HELD FOR SALE				21,927	20,147
TOTAL CAPITALIZATION				$43,085	$40,834
(a) Rates reset weekly; December 31, 2023 rates shown.
(b) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and X.
(c) March 1, 2023 effective rates shown, reflecting variable interest rates on the debt that are reset quarterly or semi-annually. Refer to Note Q for the effect of applicable interest rate swaps.
(d) Range of rates shown reflect multiple tranches associated with the debt.
The accompanying notes are an integral part of these financial statements.

92	CON EDISON ANNUAL REPORT 2023

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2023, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Timothy P. Cawley
Timothy P. Cawley
Chairman and Chief Executive Officer

/s/ Robert Hoglund
Robert Hoglund
Senior Vice President and Chief Financial Officer
February 15, 2024

CON EDISON ANNUAL REPORT 2023	93

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholder of Consolidated Edison Company of New York, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, of Consolidated Edison Company of New York, Inc. and its subsidiaries (the “Company”) as listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

94	CON EDISON ANNUAL REPORT 2023

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

Accounting for the Effects of Regulatory Matters

As described in Notes A and B to the consolidated financial statements, the Company applies the accounting rules for regulated operations, which specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. As of December 31, 2023, there were $4,568 million of deferred costs included in regulatory assets and $4,925 million of regulatory liabilities awaiting potential refund or future rate reductions. Under regulatory accounting rules, if it is probable that incurred costs will be recovered in the future, those costs would be recorded as deferred charges or “regulatory assets.” Similarly, if revenues are recorded for costs expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.” The Company’s regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable state regulators.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 15, 2024

We have served as the Company’s auditor since 1938.

CON EDISON ANNUAL REPORT 2023	95

Consolidated Edison Company of New York, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
OPERATING REVENUES
Electric	$10,078	$9,751	$8,806
Gas	2,829	2,924	2,378
Steam	569	593	532
TOTAL OPERATING REVENUES	13,476	13,268	11,716
OPERATING EXPENSES
Purchased power	2,294	2,201	1,633
Fuel	282	356	229
Gas purchased for resale	677	869	541
Other operations and maintenance	3,176	3,042	2,452
Depreciation and amortization	1,924	1,778	1,705
Taxes, other than income taxes	2,946	2,887	2,696
TOTAL OPERATING EXPENSES	11,299	11,133	9,256
OPERATING INCOME	2,177	2,135	2,460
OTHER INCOME (DEDUCTIONS)
Investment and other income	759	376	16
Allowance for equity funds used during construction	22	18	19
Other deductions	(49)	(62)	(143)
TOTAL OTHER INCOME (DEDUCTIONS)	732	332	(108)
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	2,909	2,467	2,352
INTEREST EXPENSE (INCOME)
Interest on long-term debt	886	808	759
Other interest expense	108	47	13
Allowance for borrowed funds used during construction	(49)	(33)	(10)
NET INTEREST EXPENSE	945	822	762
INCOME BEFORE INCOME TAX EXPENSE	1,964	1,645	1,590
INCOME TAX EXPENSE	358	255	246
NET INCOME	$1,606	$1,390	$1,344
The accompanying notes are an integral part of these financial statements.

96	CON EDISON ANNUAL REPORT 2023

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
NET INCOME	$1,606	$1,390	$1,344
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(2)	3	7
Other income, net of taxes	—	1	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(2)	4	7
COMPREHENSIVE INCOME	$1,604	$1,394	$1,351
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2023	97

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$1,606	$1,390	$1,344
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	1,924	1,778	1,705
Deferred income taxes	556	85	124
Rate case amortization and accruals	72	55	(16)
Other non-cash items, net	(40)	148	30
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers	(270)	(268)	(412)
Allowance for uncollectible accounts - customers	39	10	166
Materials and supplies, including fuel oil and gas in storage	18	(71)	(78)
Revenue decoupling mechanism receivable	(26)	27	(62)
Other receivables and other current assets	(136)	111	(161)
Accounts receivables from/(to) affiliated companies	(100)	(8)	96
Unbilled revenue and net unbilled revenue deferrals	(47)	(28)	(16)
Prepayments	(106)	(11)	(53)
Accounts payable	(137)	322	65
Accounts payable to affiliated companies	(1)	(1)	(4)
Pensions and retiree benefits obligations, net	(204)	182	283
Pensions and retiree benefits contributions	(33)	(26)	(433)
Superfund and environmental remediation costs	(12)	(20)	(18)
Accrued taxes	(35)	15	(54)
Accrued taxes from/(to) affiliated companies	(88)	79	9
Accrued interest	25	7	1
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(1,158)	(852)	(484)
Deferred credits, noncurrent liabilities and other regulatory liabilities	199	332	210
Other current liabilities	239	7	(56)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,285	3,263	2,186
INVESTING ACTIVITIES
Utility construction expenditures	(4,059)	(3,596)	(3,413)
Cost of removal less salvage	(380)	(330)	(316)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(4,439)	(3,926)	(3,729)
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	(397)	939	(299)
Issuance of long-term debt	2,000	700	2,250
Retirement of long-term debt	—	—	(640)
Debt issuance costs	(31)	(12)	(27)
Capital contribution by Con Edison	1,720	150	1,100
Dividend to Con Edison	(1,056)	(978)	(988)
NET CASH FLOWS FROM FINANCING ACTIVITIES	2,236	799	1,396
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH
NET CHANGE FOR THE PERIOD	82	136	(147)
BALANCE AT BEGINNING OF PERIOD	1,056	920	1,067
BALANCE AT END OF PERIOD	$1,138	$1,056	$920

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest	$882	$755	$739
Income taxes	$(27)	$87	$5
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$564	$561	$406
Software licenses acquired but unpaid as of end of period	$—	$2	$22
Equipment acquired but unpaid as of end of period	$11	$17	$22
The accompanying notes are an integral part of these financial statements.

98	CON EDISON ANNUAL REPORT 2023

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,138	$1,056
Accounts receivable – customers, net allowance for uncollectible accounts of $353 and $314 in 2023 and 2022, respectively	2,330	2,099
Other receivables, net allowance for uncollectible accounts of $9 and $7 in 2023 and 2022, respectively	332	147
Taxes receivable	—	5
Accrued unbilled revenue	678	573
Accounts receivable from affiliated companies	146	46
Fuel oil, gas in storage, materials and supplies, at average cost	422	440
Prepayments	329	223
Regulatory assets	254	286
Revenue decoupling mechanism receivable	190	164
Fair value of derivative assets	49	51
Other current assets	113	157
TOTAL CURRENT ASSETS	5,981	5,247
INVESTMENTS	608	539
UTILITY PLANT AT ORIGINAL COST
Electric	36,808	34,636
Gas	13,226	12,338
Steam	3,085	2,935
General	4,530	3,879
TOTAL	57,649	53,788
Less: Accumulated depreciation	13,171	12,047
Net	44,478	41,741
Construction work in progress	2,168	2,268
NET UTILITY PLANT	46,646	44,009
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2023 and 2022	2	2
NET PLANT	46,648	44,011
OTHER NONCURRENT ASSETS
Regulatory assets	4,314	3,669
Operating lease right-of-use asset	532	567
Pension and retiree benefits	3,184	3,184
Fair value of derivative assets	49	80
Other deferred charges and noncurrent assets	284	148
TOTAL OTHER NONCURRENT ASSETS	8,363	7,648
TOTAL ASSETS	$61,600	$57,445
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2023	99

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$—
Notes payable	1,903	2,300
Accounts payable	1,629	1,763
Accounts payable to affiliated companies	16	17
Customer deposits	378	341
Accrued taxes	55	93
Accrued taxes to affiliated companies	1	89
Accrued interest	159	134
Accrued wages	114	105
Fair value of derivative liabilities	179	35
Regulatory liabilities	107	308
System benefit charge	406	351
Operating lease liabilities	116	103
Other current liabilities	381	397
TOTAL CURRENT LIABILITIES	5,694	6,036
NONCURRENT LIABILITIES
Provision for injuries and damages	185	177
Pensions and retiree benefits	542	526
Superfund and other environmental costs	1,026	903
Asset retirement obligations	520	499
Fair value of derivative liabilities	108	9
Deferred income taxes and unamortized investment tax credits	7,984	7,144
Operating lease liabilities	429	475
Regulatory liabilities	4,818	5,481
Other deferred credits and noncurrent liabilities	338	237
TOTAL NONCURRENT LIABILITIES	15,950	15,451
LONG-TERM DEBT	20,810	19,080
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	19,146	16,878
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$61,600	$57,445
The accompanying notes are an integral part of these financial statements.

100	CON EDISON ANNUAL REPORT 2023

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Shareholder’s Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2020	235	$589	$6,169	$9,122	$(962)	$(62)	$(7)	$14,849
Net income				1,344				1,344
Common stock dividend to Con Edison				(988)				(988)
Capital contribution by Con Edison			1,100					1,100
Other comprehensive income							7	7
BALANCE AS OF DECEMBER 31, 2021	235	$589	$7,269	$9,478	$(962)	$(62)	$—	$16,312
Net income				1,390				1,390
Common stock dividend to Con Edison				(978)				(978)
Capital contribution by Con Edison			150					150
Other comprehensive income							4	4
BALANCE AS OF DECEMBER 31, 2022	235	$589	$7,419	$9,890	$(962)	$(62)	$4	$16,878
Net income				1,606				1,606
Common stock dividend to Con Edison				(1,056)				(1,056)
Capital contribution by Con Edison			1,720					1,720
Other comprehensive loss							(2)	(2)
BALANCE AS OF DECEMBER 31, 2023	235	$589	$9,139	$10,440	$(962)	$(62)	$2	$19,146
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2023	101

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

	Shares outstanding
	December 31,		At December 31,
(In Millions)	2023	2022	2023	2022
TOTAL SHAREHOLDER’S EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE INCOME	235	235	$19,144	$16,874
Pension plan liability adjustments, net of taxes			3	5
Unrealized losses on derivatives qualified as cash flow hedges, less reclassification adjustment for gains/(losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(1)	(1)
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES			2	4
TOTAL SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)			$19,146	$16,878
The accompanying notes are an integral part of these financial statements.

102	CON EDISON ANNUAL REPORT 2023

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2023	2022
DEBENTURES:
2024	3.30		2014B	$250	$250
2026	2.90		2016B	250	250
2027	3.125		2017B	350	350
2028	3.80		2018A	300	300
2028	4.00		2018D	500	500
2030	3.35		2020A	600	600
2031	2.40		2021A	900	900
2033	5.875		2003A	175	175
2033	5.10		2003C	200	200
2033	5.20		2023A	500	—
2034	5.70		2004B	200	200
2034	5.50		2023B	600	—
2035	5.30		2005A	350	350
2035	5.25		2005B	125	125
2036	5.85		2006A	400	400
2036	6.20		2006B	400	400
2036	5.70		2006E	250	250
2037	6.30		2007A	525	525
2038	6.75		2008B	600	600
2039	5.50		2009C	600	600
2040	5.70		2010B	350	350
2042	4.20		2012A	400	400
2043	3.95		2013A	700	700
2044	4.45		2014A	850	850
2045	4.50		2015A	650	650
2046	3.85		2016A	550	550
2047	3.875		2017A	500	500
2048	4.65		2018E	600	600
2049	4.125		2019A	700	700
2050	3.95		2020B	1,000	1,000
2051	3.20		2021C	600	600
2052	6.15		2022A	700	700
2053	5.90		2023C	900	—
2054	4.625		2014C	750	750
2056	4.30		2016C	500	500
2057	4.00		2017C	350	350
2058	4.50		2018B	700	700
2059	3.70		2019B	600	600
2060	3.00		2020C	600	600
2061	3.60		2021B	750	750
TOTAL DEBENTURES				20,825	18,825
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2036	3.92	(a)	2010A	225	225
2039	3.83	(a)	2004C	99	99
2039	3.80	(a)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				450	450
Unamortized debt expense				(155)	(145)
Unamortized debt discount				(60)	(50)
TOTAL				21,060	19,080
Less: Long-term debt due within one year				250	—
TOTAL LONG-TERM DEBT				20,810	19,080
TOTAL CAPITALIZATION				$39,956	$35,958
(a) Rates reset weekly; December 31, 2023 rates shown.
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2023	103

Notes to the Financial Statements
General
These combined notes accompany and form an integral part of the separate consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, that are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Orange and Rockland Utilities, Inc. (O&R), Con Edison Transmission, Inc. (together with its subsidiaries, Con Edison Transmission) and its former subsidiary, Con Edison Clean Energy Businesses, Inc. (together with its subsidiaries, the Clean Energy Businesses), in Con Edison’s consolidated financial statements. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X. The term “Utilities” is used in these notes to refer to CECONY and O&R.
As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.
Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Transmission invests in and seeks to develop electric transmission projects through its subsidiary, Consolidated Edison Transmission, LLC, and manages, through joint ventures, investments in gas pipeline and storage facilities through its subsidiary, Con Edison Gas Pipeline and Storage, LLC. See "Investments" in Note A and Note W.

104	CON EDISON ANNUAL REPORT 2023

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

The Utilities’ principal regulatory assets and liabilities are detailed in Note B. In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made, and are paying or being charged with a return on their regulatory liabilities for which a cash inflow has been received. The Utilities’ regulatory assets and liabilities at December 31, 2023 are recoverable from customers, or to be applied for customer benefit, in accordance with rate provisions that have been approved by state regulators.

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

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
Con Edison	$409	$400	$358
CECONY	396	387	346

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

CON EDISON ANNUAL REPORT 2023	105

having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFUDC rates for CECONY were 5.9 percent, 5.2 percent and 4.5 percent for 2023, 2022 and 2021, respectively. The AFUDC rates for O&R were 6.2 percent, 5.0 percent and 4.8 percent for 2023, 2022 and 2021, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rates for CECONY were 3.6 percent for 2023 and 3.5 percent for 2022 and 3.5 percent for 2021. The average depreciation rates for O&R were 3.1 percent for 2023, 3.0 percent for 2022 and 3.1 percent for 2021.

The estimated lives for utility plant for CECONY range from 5 to 80 years for electric, 5 to 90 years for gas, 5 to 80 years for steam and 5 to 55 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric and gas and 5 to 50 years for general plant.

At December 31, 2023 and 2022, the capitalized cost of the Companies’ utility plant, net of accumulated depreciation, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Electric
Generation	$580	$534	$580	$534
Transmission	4,652	4,223	4,333	3,916
Distribution	24,491	23,345	23,238	22,130
General	141	113	141	113
Gas (a)	12,023	11,326	11,226	10,567
Steam	1,990	1,962	1,990	1,962
General	3,158	2,648	2,860	2,410
Held for future use	118	117	110	109
Construction work in progress	2,442	2,484	2,168	2,268
Net Utility Plant	$49,594	$46,752	$46,646	$44,009
(a) Primarily distribution.
General utility plant of Con Edison and CECONY included $65 million and $62 million, respectively, at December 31, 2023, and $72 million and $69 million, respectively, at December 31, 2022, related to a May 2018 acquisition of software licenses. The estimated aggregate annual amortization expense related to the software licenses for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $38 million and $36 million, respectively, at December 31, 2023 and $31 million and $29 million, respectively, at December 31, 2022.

Under the Utilities’ rate plans, the aggregate annual depreciation allowance for the period ended December 31, 2023 was $2,030 million, including $1,925 million under CECONY’s electric, gas and steam rate plans that have been approved by the NYSPSC.
Non–Utility Plant
Non-utility plant is stated at original cost. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and X. For Con Edison, non-utility plant consisted primarily of the Clean Energy Businesses’ renewable electric projects. Property, plant and equipment are stated at cost, less accumulated depreciation and include capitalized interest during construction. Depreciation is computed under the straight-line method over the useful lives of the assets. Solar power generating assets and wind power generating assets have useful lives of 35 years and 30, respectively.

For the Utilities, non-utility plant consists of land and conduit for telecommunication use. Depreciation on non-utility plant, other than land, is computed using the straight-line method for financial statement purposes over their estimated useful lives, which is 10 years.

106	CON EDISON ANNUAL REPORT 2023

Other Deferred Charges and Noncurrent Assets and Prepayments
Other deferred charges and noncurrent assets and prepayments, net of accumulated depreciation, included the following related to implementation costs incurred in cloud computing arrangements:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Prepayments (a)(b)	$50	$24	$49	$23
Other Deferred Charges and Noncurrent Assets (a)(b)	179	105	178	103
(a) Amortization on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives.
(b) Amortization expense related to these assets incurred during the year ended December 31, 2023 for Con Edison and CECONY was $21 million and $20 million, respectively, for the year ended December 31, 2022 for Con Edison and CECONY was $15 million and $14 million, respectively, and for the year ended December 31, 2021 for Con Edison and CECONY was $12 million and $11 million, respectively. Accumulated amortization related to these assets for Con Edison and CECONY was $58 million and $53 million, respectively at December 31, 2023 and was $37 million and $33 million, respectively at December 31, 2022.

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

Prior to the sale of the Clean Energy Businesses on March 1, 2023, Con Edison's intangible assets with definite lives consisted primarily of power purchase agreements. See Note W and Note X. Con Edison's intangible assets were immaterial at December 31, 2023. At December 31, 2022, intangible assets arising from power purchase agreements were $1,219 million, net of accumulated amortization of $359 million, and were being amortized over the life of each agreement. Excluding power purchase agreements, Con Edison’s other intangible assets were $2 million, net of accumulated amortization of $9 million at December 31, 2022. CECONY’s other intangible assets were immaterial at December 31, 2023 and 2022. Con Edison recorded amortization expense related to its intangible assets of $71 million in 2022 and $95 million in 2021. Con Edison expects amortization expense to be immaterial over each of the next five years. No impairment charges were recorded on Con Edison's long-lived assets or intangible assets with definite lives in 2023, 2022 and 2021.
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

CON EDISON ANNUAL REPORT 2023	107

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

The accounting rules require Con Edison to evaluate its investments periodically to determine whether they are impaired. The standard for determining whether an impairment exists and must be recorded is whether an other-than-temporary decline in carrying value has occurred. Changes in economic conditions, forecasted cash flows and the regulatory environment, among other factors, could require equity method investments to recognize a decrease in carrying value for an other-than-temporary decline. When management believes such a decline may have occurred, the fair value of the investment is estimated using market inputs, when observable, or a valuation model such as a discounted cash flow analysis. The fair value is compared to the carrying value of the investment in order to determine the amount of impairment to record, if any.

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

2021 Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)
In May 2021, a subsidiary of Con Edison Transmission entered into a purchase and sale agreement pursuant to which the subsidiary and its joint venture partner agreed to sell their combined interests in Stagecoach for a total of $1,225 million, of which $629 million was attributed to Con Edison Transmission for its 50 percent interest.

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

Stagecoach’s impairment charges and information obtained from the sales process constituted triggering events for Con Edison's investment in Stagecoach during 2021. Con Edison evaluated the carrying value of its investment in Stagecoach for other-than-temporary declines in value using income and market-based approaches. Con Edison determined that the carrying value of its investment in Stagecoach of $667 million and $630 million as of March 31, 2021 and June 30, 2021, respectively, was not impaired, and that the carrying value at June 30, 2021 reflected the final sales price received, including closing adjustments. Con Edison Transmission had no remaining investment in Stagecoach as of December 31, 2021.

Investment in Mountain Valley Pipeline, LLC (MVP)
In January 2016, a subsidiary of Con Edison Transmission, acquired a 12.5 percent interest in MVP, a company developing a proposed 300-mile gas transmission project (the Mountain Valley Pipeline) in West Virginia and Virginia. During 2019, Con Edison exercised its right to limit, and did limit, its cash contributions to the joint venture to approximately $530 million, that reduced Con Edison Transmission's interest in MVP to 11.3 percent, 10.2 percent, and 9.6 percent as of December 31, 2020, 2021, and 2022, respectively. As of December 31, 2023 Con Edison Transmission's interest in MVP is 7.9 percent and is expected to be reduced to approximately 7.0 percent based on Con Edison Transmission's previous capping of its cash contributions. As of December 31, 2023, the Mountain Valley Pipeline was approximately 97 percent complete.

108	CON EDISON ANNUAL REPORT 2023

During 2020, the uncertainty related to obtaining necessary water crossing permits, the resulting costs and the likelihood of the Mountain Valley Pipeline not reaching eventual completion increased as a result of actions taken by the U.S. Court of Appeals for the Fourth Circuit. This action and associated delays constituted a triggering event (the "2020 triggering event") that required Con Edison to test its investment in MVP for an other-than-temporary impairment as of December 31, 2020.

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

In response to the 2020 triggering event and 2021 triggering event, Con Edison assessed the value of its equity investment in the Mountain Valley Pipeline to determine whether the fair value of its investment in MVP had declined below its carrying value on an other-than-temporary basis as of December 31, 2020 and 2021, respectively. The estimated fair value of the investment was determined using a discounted cash flow analysis, which is a level 3 fair value measurement. The analysis discounted probability-weighted future cash flows, including revenues based on long-term firm transportation contracts, that are secured for the first 20 years following completion of the Mountain Valley Pipeline. See Note U. Con Edison had also assumed cash flows extending beyond this period. All cash flows were discounted at a pre-tax discount rate of 8.3 percent and then weighted based on Con Edison’s estimate of the likelihood that the Mountain Valley Pipeline will be completed. For the 2020 triggering event, Con Edison estimated that the likelihood of project completion was in the upper end of a reasonably possible range. For the 2021 triggering event, Con Edison anticipated that the Mountain Valley Pipeline faced legal and regulatory challenges that could have made construction completion increasingly remote. The likelihood that the project will be completed and, for 2020, the discount rate, were the most significant and sensitive assumptions; changes in these assumptions may have materially changed the results of the impairment calculation.

Based on the discounted cash flow analyses, Con Edison concluded as of December 31, 2020 and 2021 that the fair value of its investment in MVP declined below its carrying value and the declines were other-than-temporary. Accordingly, Con Edison recorded a pre-tax impairment loss of $320 million ($223 million, after tax) for the year ended December 31, 2020 that reduced the carrying value of its investment in MVP from $662 million to $342 million, with an associated deferred tax asset of $53 million. Additionally, Con Edison recorded a pre-tax impairment loss of $231 million ($162 million, after tax) for the year ended December 31, 2021 that reduced the carrying value of its investment in MVP from $342 million to $111 million, with an additional $77 million associated deferred tax asset, totaling a deferred tax asset of $130 million at December 31, 2021 and 2022. The impairments were recorded within “Investment income (loss)” on Con Edison’s Consolidated Income Statement. In addition, Con Edison did not record equity in earnings from allowance for funds used during construction from MVP beginning in January 2021 and refrained from recording such amounts during 2021, 2022 and a portion of 2023 until substantial construction activities resumed. Con Edison recorded equity in earnings from AFUDC from MVP of $33 million for the year ended December 31, 2023 and expects to continue to recognize its proportionate share of equity in earnings from AFUDC until the project is placed in service, subject to the progression of construction activities. There were no impairments to the carrying value of Con Edison's investment in MVP for the years ended December 31, 2022 and 2023.

In June 2023, federal legislation to raise the U.S. debt ceiling included provisions declaring the Mountain Valley Pipeline to be in the national interest, expediting the permitting process and moving jurisdiction of challenges of permits to the D.C. Circuit Court of Appeals, from the 4th Circuit Court of Appeals. These actions enabled construction activities to resume in June 2023 and continue without substantial interruption for the duration of 2023.

There is risk that the fair value of Con Edison’s investment in MVP may be further impaired in the future. Assumptions and estimates used to test Con Edison’s investment in MVP for impairment may change if adverse developments impacting the construction of the Mountain Valley Pipeline were to occur.

CON EDISON ANNUAL REPORT 2023	109

Summary of Investment Balances
The following investment assets are included in the Companies' consolidated balance sheets at December 31, 2023 and 2022:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Con Edison Transmission investment in MVP (a)	$144	$111	$—	$—
Supplemental retirement income plan assets (b)	524	459	502	439
Deferred income plan assets	99	93	99	93
Con Edison Transmission's investment in New York Transco (c)	221	176	—	—
Virginia Tax Equity Projects (d)	8	—	—	—
Other	3	2	7	7
Total investments	$999	$841	$608	$539
(a)At December 31, 2023 and 2022, Con Edison Transmission's cash investment in MVP was $530 million. In January 2024, the operator of the Mountain Valley Pipeline indicated that it is targeting an in-service date for the project in the first quarter of 2024 at an overall project cost of approximately $7,200 million excluding allowance for funds used during construction. See "Investment in Mountain Valley Pipeline, LLC (MVP)" above.
(b)See Note E.
(c)Con Edison Transmission owns a 45.7 percent interest in New York Transco's TOTS and NYES projects and a 41.7 percent interest in New York Transco's share of the Propel NY Energy project.
(d)See Note S.

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

110	CON EDISON ANNUAL REPORT 2023

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

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the exercise price (see Note O).
Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2023	2022	2021
Net income for common stock	$2,519	$1,660	$1,346
Weighted average common shares outstanding – basic	347.7	354.5	348.4
Add: Incremental shares attributable to effect of potentially dilutive securities	1.6	1.3	1.0
Adjusted weighted average common shares outstanding – diluted	349.3	355.8	349.4
Net Income per common share – basic	$7.25	$4.68	$3.86
Net Income per common share – diluted	$7.21	$4.66	$3.85

The computation of diluted EPS for the years ended December 31, 2021 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Estimates

CON EDISON ANNUAL REPORT 2023	111

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

(Millions of Dollars)	Con Edison	CECONY
Accumulated OCI, net of taxes, at December 31, 2020 (a)	$(25)	$(7)
OCI before reclassifications, net of tax of $(8) and $2 for Con Edison and CECONY, respectively	22	5
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(3) and $(1) for Con Edison and CECONY, respectively (a)(b)	8	2
Total OCI, net of taxes, at December 31, 2021	30	7
Accumulated OCI, net of taxes, at December 31, 2021 (a)	$5	$—
OCI before reclassifications, net of tax of $(5) and $(1) for Con Edison and CECONY, respectively	13	3
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax of $(1) for Con Edison (a)(b)	4	1
Total OCI, net of taxes, at December 31, 2022	17	4
Accumulated OCI, net of taxes, at December 31, 2022 (a)	$22	$4
OCI before reclassifications, net of tax	—	(2)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax (a)(b)	—	—
Total OCI, net of taxes, at December 31, 2023	—	(2)
Accumulated OCI, net of taxes, at December 31, 2023 (a)	$22	$2
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

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At December 31, 2023 and 2022, cash, temporary cash investments and restricted cash for Con Edison were as follows; CECONY did not have material restricted cash balances as of December 31, 2023 and 2022:

	At December 31,
	Con Edison
(Millions of Dollars)	2023	2022
Cash and temporary cash investments	$1,189	$1,282
Restricted cash (a)	6	223
Total cash, temporary cash investments and restricted cash	$1,195	$1,505
(a)Con Edison restricted cash included cash of the Clean Energy Businesses' renewable electric project subsidiaries ($6 million and $223 million at December 31, 2023 and 2022, respectively) that, under the related project debt agreements, was restricted to being used for normal operating expenditures, debt service, and required reserves until the various maturity dates of the project debt. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W. Con Edison retained one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. Con Edison's restricted cash for the 2023 period includes restricted cash of Broken Bow II that continued to be classified as held for sale as of December 31, 2023. See Note X.

Use of Hypothetical Liquidation at Book Value
For certain investments of the Clean Energy Businesses and of Con Edison, Con Edison has determined that the use of HLBV accounting is reasonable and appropriate to attribute income and loss to the tax equity investors. Using the HLBV method, the company's earnings from the projects are adjusted to reflect the income or loss allocable to the tax equity investors calculated based on how the project would allocate and distribute its cash if it were to sell all of its assets for their carrying amounts and liquidate at a particular point in time. Under the HLBV method, the company calculates the liquidation value allocable to the tax equity investors at the beginning and end of each period based on the contractual liquidation waterfall and adjusts its income for the period to reflect the

112	CON EDISON ANNUAL REPORT 2023

change in the liquidation value allocable to the tax equity investors based on the terms of the partnerships' operating agreements. See Note S. The Clean Energy Businesses were classified as held for sale as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See "Assets Held for Sale," below, Note W and Note X.

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

Con Edison records assets and liabilities, once held for sale, at the lower of their carrying value or their estimated fair value less cost to sell, and also stops recording depreciation and amortization on assets held for sale. The "Noncontrolling interest" on Con Edison's consolidated balance sheet reflected the noncontrolling interest in projects of the Clean Energy Businesses, that was held for sale as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses with the exception of two tax equity interests and one deferred project, Broken Bow II. Broken Bow II continued to be classified as held for sale as of December 31, 2023.

Fair value is the amount at which an asset, liability or business could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, or may be observable using quoted market prices. Con Edison used a market approach consisting of the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine the fair value of the Clean Energy Businesses as of December 31, 2022, and subtracted estimated costs to sell from that calculated fair value. The resulting net fair value of the Clean Energy Businesses' assets exceeded the carrying value of the Clean Energy Businesses' assets through the date of sale in March 2023, and accordingly no impairments were recorded.

The sale of the Clean Energy Businesses did not represent a strategic shift that had or would have had a major effect on Con Edison, and as such, the sale did not qualify for treatment as a discontinued operation.

For further information, see Note W and Note X.
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
Negative revenue adjustments for failure to meet certain performance standards relating to service, reliability, safety and other matters
Net utility plant reconciliations that require deferral as a regulatory liability of the revenue requirement impact of the amount, if any, by which actual average net utility plant balances are less than amounts reflected in rates. There is

CON EDISON ANNUAL REPORT 2023	113

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

114	CON EDISON ANNUAL REPORT 2023

The following tables contain a summary of the Utilities’ rate plans:

CECONY – Electric
Effective period	January 2020 – December 2022	January 2023 – December 2025
Base rate changes	Yr. 1 – $113 million (a) Yr. 2 – $370 million (a) Yr. 3 – $326 million (a)	Yr. 1 – $442 million (c) Yr. 2 – $518 million (c) Yr. 3 – $382 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $267 million (b) Yr. 2 – $269 million (b) Yr. 3 – $272 million (b)	Yr. 1 – $104 million (j) Yr. 2 – $49 million (j) Yr. 3 – $(205) million (j)
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

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $70 million
Yr. 2 - $75 million
Yr. 3 - $79 million

In 2023, the company recorded $34.4 million primarily related to earnings adjustment mechanism incentives for energy efficiency.

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized electric delivery revenues.
In 2020, 2021 and 2022, the company deferred for recovery from customers $242 million, $226 million and $90 million of revenues, respectively.
Continuation of reconciliation of actual to authorized electric delivery revenues. In 2023, the company deferred for recovery from customers $162 million of revenues.
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

Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 - $516 million
Yr. 2 - $557 million
Yr. 3 - $597 million

In 2023, the company did not record any negative revenue adjustments.

Regulatory reconciliations
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate debt, major storms, property taxes (d), municipal infrastructure support costs (e), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (f).
In 2020 and 2021, the company deferred $288 million and $191 million of net regulatory assets, respectively. In 2022, the company deferred $138 million of net regulatory liabilities.

Reconciliation of late payment charges (i) and expenses for uncollectibles, pension and other postretirement benefits, variable-rate debt, major storms, property taxes (d), municipal infrastructure support costs (e), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (f).

In 2023, the company deferred $140 million of net regulatory liabilities.

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

Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI) and Customer Service System (CSS) for Yr. 1:
Yr. 1 - $27,847 million
Yr. 2 - $29,884 million
Yr. 3 - $31,026 million
AMI (h):
Yr. 1 - $744 million
CSS:
Yr. 1 - $11 million

In 2023, the company deferred $1.2 million as a regulatory asset.

Average rate base	Yr. 1 - $21,660 million Yr. 2 - $22,783 million Yr. 3 - $23,926 million	Yr. 1 - $26,095 million Yr. 2 - $27,925 million Yr. 3 - $29,362 million

CON EDISON ANNUAL REPORT 2023	115

Weighted average cost of capital (after-tax)	Yr. 1 to Yr. 3 – 6.61 percent	Yr. 1 - 6.75 percent Yr. 2 - 6.79 percent Yr. 3 - 6.85 percent
Authorized return on common equity	8.8 percent	9.25 percent
Actual return on common equity (h) (i)	Yr. 1 – 8.5 percent Yr. 2 – 8.03 percent Yr. 3 – 8.41 percent	Yr. 1 – 9.46 percent
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

In 2023, the company had no earnings sharing above the threshold.

Cost of long-term debt	Yr. 1 to Yr. 3 – 4.63 percent	Yr. 1 – 4.46 percent Yr. 2 – 4.54 percent Yr. 3 – 4.64 percent
Common equity ratio	48 percent	48 percent
(a)Base rates reflect recovery by the company of certain costs of its energy efficiency, demonstration projects, non-wire alternative projects (including the Brooklyn Queens demand management program), and off-peak electric vehicle charging programs (Yr. 1 - $206 million; Yr. 2 - $245 million; and Yr. 3 - $251 million) over a 10-year period, including the overall pre-tax rate of return on such costs.
(b)Amounts reflect amortization of the 2018 tax savings under the federal Tax Cuts and Jobs Act of 2017 (TCJA) allocable to CECONY’s electric customers ($377 million) over a three-year period ($126 million annually), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s electric customers ($1,663 million) over the remaining lives of the related assets ($49 million in Yr. 1, $50 million in Yr. 2, and $53 million in Yr. 3) and the unprotected portion of the net regulatory liability ($784 million) over five years ($157 million annually). Amounts also reflect amortization of the regulatory asset for deferred MTA power reliability costs ($238 million) over a five-year period ($48 million annually).
(c)The electric base rate increases shown above will be implemented with increases of $457 million in Yr. 1; $457 million in Yr. 2; and $457 million in Yr. 3 in order to levelize the customer bill impact. New rates were effective as of January 1, 2023 and CECONY began billing customers at the new levelized rate in August 2023. The shortfall in revenues due to the timing of billing to customers ($216 million) are being collected through a surcharge billed through 2024, including a carrying charge on the outstanding balance. Base rates reflect recovery by the company of certain costs of its energy efficiency, demonstration projects, non-wire alternative projects (including the Brooklyn Queens demand management program), and off-peak electric vehicle charging programs (Yr. 1 - $244 million; Yr. 2 - $237 million; and Yr. 3 - $281 million) over periods varying between seven and fifteen years, including the overall pre-tax rate of return on such costs.
(d)Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity of 10.0 basis points, 7.5 basis points and 5.0 basis points for each of Yr. 1, Yr. 2 and Yr. 3, respectively, of the 2020 – 2022 rate plan and 10.0 basis points, 5.0 basis points and 5.0 basis points for each of Yr. 1, Yr. 2 and Yr. 3, respectively, of the 2023 – 2025 rate plan.
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
(f)In addition, the NYSPSC continues its focused operations audit to investigate CECONY's income tax accounting. Any NYSPSC ordered adjustment to CECONY’s income tax accounting is expected to be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.
(g)Reconciliation of net utility plant for AMI will be done on a combined basis for electric and gas.
(h)Calculated in accordance with the earnings calculation method prescribed in the rate order.
(i)In November 2021, the NYSPSC issued an order that allowed CECONY to recover $43 million of late payment charges and fees that were not billed for the year ended December 31, 2020. The recalculated return on equity for 2020 which reflects the recovery of these fees is 8.81 percent.
(j)Amounts reflect amortization of the TCJA allocable to CECONY’s electric customers ($256 million) over a two-year period ($128 million in Yr. 1 and Yr. 2), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s electric customers ($1,512 million) over the remaining lives of the related assets ($34 million in Yr. 1, $63 million in Yr. 2, and $34 million in Yr. 3) and the unprotected portion of the net regulatory liability ($306 million) over two years ($153 million annually). Amounts also reflect amortization of the regulatory asset for deferred MTA power reliability costs ($93 million) over a three-year period ($31 million annually).

116	CON EDISON ANNUAL REPORT 2023

In April 2023, the NYSPSC approved CECONY’s December 2022 petition seeking cost recovery approval for a proposed clean energy hub in Brooklyn, New York (Brooklyn Clean Energy Hub) at an estimated cost of $810 million, and an estimated in-service date of December 2027, that is in addition to the capital expenditures approved in the CECONY 2023 - 2025 electric rate plan summarized above. The Brooklyn Clean Energy Hub primarily addresses an identified reliability need in 2028 due to a forecasted increase in electric demand. The Brooklyn Clean Energy Hub provides the flexibility for offshore wind resources to interconnect to it during construction and after it commences operation. Construction began in September 2023 and is expected to be completed by 2028. The carrying costs of the Brooklyn Clean Energy Hub will be recovered from customers via a surcharge mechanism after it is placed into service and until such costs are reflected in base rates.

In January 2024, the NYSPSC approved CECONY's August 2023 petition requesting authorization and cost recovery to construct two new substations in Jamaica, Queens (the Reliable Clean City - Idlewild Project) that is in addition to the capital expenditures approved in CECONY's 2023 - 2025 electric rate plan summarized above. The project is expected to be completed by May 2028 to meet anticipated reliability needs and to support New York State’s Climate Leadership and Community Protection Act goals. CECONY estimates that construction will cost $1,200 million. The carrying costs of the Reliable Clean City – Idlewild Project will be recovered from customers via a surcharge mechanism after it is placed into service and until such costs are reflected in base rates.

CON EDISON ANNUAL REPORT 2023	117

CECONY – Gas
Effective period	January 2020 – December 2022	January 2023 – December 2025
Base rate changes	Yr. 1 – $84 million (a) Yr. 2 – $122 million (a) Yr. 3 – $167 million (a)	Yr. 1 – $217 million (c) Yr. 2 – $173 million (c) Yr. 3 – $122 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $45 million (b) Yr. 2 – $43 million (b) Yr. 3 – $10 million (b)	Yr. 1 – $31 million (j) Yr. 2 – $24 million (j) Yr. 3 – $(11) million (j)
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

Potential earnings adjusted mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $18 million
Yr. 2 - $20 million
Yr. 3 - $21 million

In 2023, the company recorded $5 million of earnings adjustment mechanism incentives for energy efficiency.

In 2023, the company recorded positive incentives of $3 million.

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
In 2023, the company deferred for recovery from customers $162 million of revenues.

Recoverable energy costs	Continuation of current rate recovery of purchased gas costs.	Continuation of current rate recovery of purchased gas costs.
Negative revenue adjustments
Potential charges if performance targets relating to service, safety and other matters are not met:
Yr. 1 – $81 million
Yr. 2 – $88 million
Yr. 3 – $96 million
In 2020 and 2021, the company did not record any negative revenue adjustments. In 2022, the company recorded negative revenue adjustments of $8 million.

Potential charges if performance targets relating to service, safety and other matters are not met:
Yr. 1 - $107 million
Yr. 2 - $119 million
Yr. 3 - $130 million

In 2023, the company recorded negative revenue adjustments of $3 million.

Regulatory reconciliations
Continuation of reconciliation of expenses for pension and other postretirement benefits, variable-rate tax-exempt debt, major storms, property taxes (d), municipal infrastructure support costs (e), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (f).
In 2020 and 2021, the company deferred $91 million and $14 million of net regulatory assets, respectively. In 2022, the company deferred $70 million of net regulatory liabilities.

Reconciliation of late payment charges (i) and expenses for uncollectibles, pension and other postretirement benefits, variable-rate debt, major storms, property taxes (d), municipal infrastructure support costs (e), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (f).
In 2023, the company deferred $12 million of net regulatory liabilities.

Net utility plant reconciliations
Target levels reflected in rates:
Gas average net plant target excluding AMI:
Yr. 1 – $8,108 million
Yr. 2 – $8,808 million
Yr. 3 – $9,510 million
AMI (g):
Yr. 1 – $142 million
Yr. 2 – $183 million
Yr. 3 – $211 million
In 2020 and 2021, the company deferred $24.7 million and $26 million, as a regulatory liability, respectively. In 2022, the company deferred $10.8 million as a regulatory asset.

Target levels reflected in rates:
Gas average net plant target excluding AMI and CSS for Yr. 1:
Yr. 1 - $10,466 million
Yr. 2 - $11,442 million
Yr. 3 - $12,142 million
AMI (g):
Yr. 1 - $234 million
CSS:
Yr. 1 - $2 million
In 2023, the company deferred $15.5 million as a regulatory liability.

Average rate base	Yr. 1 – $7,171 million Yr. 2 – $7,911 million Yr. 3 – $8,622 million	Yr. 1 - $9,647 million Yr. 2 - $10,428 million Yr. 3 - $11,063 million

118	CON EDISON ANNUAL REPORT 2023

Weighted average cost of capital (after-tax)	Yr. 1 – Yr. 3 - 6.61 percent	Yr. 1 – 6.75 percent Yr. 2 – 6.79 percent Yr. 3 – 6.85 percent
Authorized return on common equity	8.8 percent	9.25 percent
Actual return on common equity (h) (i)	Yr. 1 – 8.4 percent Yr. 2 – 8.48 percent Yr. 3 – 8.93 percent	Yr. 1 – 9.00 percent
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

In 2023, the company had no earnings above the threshold.

Cost of long-term debt	Yr. 1 – Yr. 3 - 4.63 percent	Yr. 1 – 4.46 percent Yr. 2 – 4.54 percent Yr. 3 – 4.64 percent
Common equity ratio	48 percent	48 percent
(a)The gas base rate increases shown above will be implemented with increases of $47 million in Yr. 1; $176 million in Yr. 2; and $170 million in Yr. 3 in order to levelize customer bill impacts. Base rates reflect recovery by the company of certain costs of its energy efficiency program (Yr. 1 - $30 million; Yr. 2 - $37 million; and Yr. 3 - $40 million) over a ten-year period, including the overall pre-tax rate of return on such costs.
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
(c)    The gas base rate increases shown above will be implemented with increases of $187 million in Yr. 1; $187 million in Yr. 2; and $187 million in Yr. 3 in order to levelize the customer bill impact. New rates were effective as of January 1, 2023. CECONY began billing customers at the new levelized rate in August 2023. The shortfall in revenues due to the timing of billing to customers ($99 million) are being collected through a surcharge billed through 2025, including a carrying charge on the outstanding balance. Base rates reflect recovery by the company of certain costs of its energy efficiency programs (Yr. 1 - $45 million; Yr. 2 - $78 million; and Yr. 3 - $62 million) over a fifteen-year period, including the overall pre-tax rate of return on such costs.
(d)-(h) See footnotes (d) - (h) to the table under “CECONY Electric,” above.
(i)    In November 2021, the NYSPSC issued an order that allowed CECONY to recover $7 million of late payment charges and fees that were not billed for the year ended December 31, 2020. The recalculated return on equity for 2020 which reflects the recovery of these fees is 8.56 percent.
(j)    Amounts reflect amortization of the TCJA allocable to CECONY’s gas customers ($32 million) over a two-year period ($16 million in Yr. 1 and Yr. 2), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s gas customers ($679 million) over the remaining lives of the related assets ($9 million in Yr. 1, $10 million in Yr. 2, and $10 million in Yr. 3) and the unprotected portion of the net regulatory liability ($42 million) over two years ($21 million annually).

CON EDISON ANNUAL REPORT 2023	119

CECONY – Steam
Effective period	January 2014 – December 2016 (g)	November 2023 – October 2026
Base rate changes	Yr. 1 – $(22.4) million (h) Yr. 2 –$19.8 million (h) Yr. 3 –$20.3 million(h) Yr. 4 – None Yr. 5 – None Yr. 6 – None Yr. 7 – None Yr. 8 – None Yr. 9 - None Yr.10 - None	Yr. 1 – $110 million (a) Yr. 2 – $44 million (a) Yr. 3 – $45 million (a)
Amortizations to income of net regulatory (assets) and liabilities	$37 million over three years	Yr. 1 – $15 million (b) Yr. 2 – $3 million (b) Yr. 3 – $3 million (b)
Weather Normalization Adjustment		Implementation of a weather normalization adjustment to reflect normal weather conditions during the heating season.
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential charges (up to $1 million annually) if certain performance targets are not met. In years 2014 through 2023, the company did not record any negative revenue adjustments.	Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 - $3.7 million Yr. 2 - $3.8 million Yr. 3 - $3.8 million
Regulatory reconciliations (i) (j)
In 2014, 2015, 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, the company deferred $42 million of net regulatory liabilities, $17 million of net regulatory assets, $8 million and $14 million of net regulatory liabilities, $1 million of net regulatory assets, $8 million of net regulatory liabilities, $35 million of net regulatory assets, $32 million of net regulatory assets, $11 million of net regulatory assets and $18 million net regulatory liabilities, respectively.
Reconciliation of uncollectible expenses and late payment charges (c) and expenses for pension and other postretirement benefits, variable-rate debt, property taxes (d), municipal infrastructure support costs (e), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates. (f)

Net utility plant reconciliations
Target levels reflected in rates were:
Production:
Yr. 1 – $1,752 million
Yr. 2 – $1,732 million
Yr. 3 – $1,720 million
Distribution:
Yr. 1 – $6 million
Yr. 2 – $11 million
Yr. 3 – $25 million
The company reduced its regulatory liability by $0.1 in 2014 and immaterial amounts in 2015 and 2016 and no deferrals were recorded in 2017, 2018, 2019. In 2020 and 2021, the company deferred $2 million and $1 million as a regulatory liability, respectively. In 2022, the company deferred $0.1 million as a regulatory asset. No deferral was recorded in 2023.
Yr. 1 - $2,025 million Yr. 2 - $2,029 million Yr. 3 - $2,015 million
Average rate base	Yr. 1 – $1,511 million Yr. 2 – $1,547 million Yr. 3 – $1,604 million	Yr. 1 - $1,799 million Yr. 2 - $1,848 million Yr. 3 - $1,882 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent	Yr. 1 - 6.78 percent Yr. 2 - 6.81 percent Yr. 3 - 6.83 percent
Authorized return on common equity	9.3 percent	9.25 percent

120	CON EDISON ANNUAL REPORT 2023

Actual return on common equity (j)
Yr. 1 – 9.82 percent
Yr. 2 – 10.88 percent
Yr. 3 – 10.54 percent
Yr. 4 – 9.51 percent
Yr. 5 – 11.73 percent
Yr. 6 – 10.45 percent
Yr. 7 – 7.91 percent
Yr. 8 – 5.99 percent
Yr. 9 - 5.72 percent
Yr. 10 - (0.10) percent
.

Earnings sharing
Weather normalized earnings above an annual earnings threshold of 9.9 percent are to be applied to reduce regulatory assets for environmental remediation and other costs.
In 2014, the company had no earnings above the threshold. Actual earnings were $11.5 million and $7.8 million above the threshold in 2015 and 2016, respectively. In 2017, actual earnings were $8.5 million above the threshold, offset in part by a positive adjustment related to 2016 of $4 million. In 2018, actual earnings were $16.5 million above the threshold, and an additional $1.1 million related to 2017 was recorded. In 2019 actual earnings were $5 million above the threshold, offset in part by an adjustment related to 2018 of $2.3 million. In 2020, 2021, 2022 and 2023, the company had no earnings sharing above the threshold. Reserve adjustments of $0.4 million and $0.2 million were recorded in 2021 related to potential adjustment to the excess earnings sharing amounts for 2016 and 2018, respectively.
Most earnings above an annual earnings threshold of 9.75 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 5.17 percent Yr. 2 – 5.23 percent Yr. 3 – 5.39 percent	Yr. 1 – 4.51 percent Yr. 2 – 4.58 percent Yr. 3 – 4.62 percent
Common equity ratio	48 percent	48 percent

(a)The base rate increases will be implemented with increases of $77.8 million in Yr. 1; $77.8 million in Yr. 2; and $77.8 million in Yr. 3 to levelize the customer bill impact. New rates were effective as of November 1, 2023. CECONY began billing customers at the new levelized rate in December 2023.
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
(f)In addition, the NYSPSC continues its focused operations audit to investigate CECONY's income tax accounting. Any NYSPSC ordered adjustment to CECONY’s income tax accounting is expected to be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.
(g)Rates determined pursuant to this rate plan continued to be in effect until October 31, 2023. 2023 or Yr. 10 represents a partial year commencing January 1, 2023 through October 31, 2023.
(h)The impact of these base rate changes was deferred which resulted in an $8 million regulatory liability at December 31, 2016.

CON EDISON ANNUAL REPORT 2023	121

(i)Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a 10 basis point impact on return on common equity.
(j)Calculated in accordance with the earnings calculation method prescribed in the rate order.

Pursuant to the CECONY 2023-2026 steam rate plan, CECONY may file petitions for approval of future decarbonization projects and may defer/capitalize up to $3 million in total incremental operation and maintenance and/or capital costs for preliminary work on future decarbonization projects until there is a NYSPSC order on cost recovery.

122	CON EDISON ANNUAL REPORT 2023

O&R New York – Electric
Effective period (a)	January 2019 – December 2021	January 2022 – December 2024
Base rate changes	Yr. 1 – $13.4 million (a) Yr. 2 – $8.0 million (a) Yr. 3 – $5.8 million (a)	Yr. 1 – $4.9 million (h) Yr. 2 – $16.2 million (h) Yr. 3 – $23.1 million (h)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $(1.5) million (b) Yr. 2 – $(1.5) million (b) Yr. 3 – $(1.5) million (b)	Yr. 1 – $11.8 million (i) Yr. 2 – $13.5 million (i) Yr. 3 – $15.2 million (i)
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

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 – $3.3 million
Yr. 2 – $2.3 million
Yr. 3 – $4.0 million

In 2022 and 2023, the company recorded $2.7 million and $1.5 million of earnings adjustment mechanism incentives for energy efficiency, respectively.

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized electric delivery revenues.

In 2019 and 2020, the company deferred $0.1 million and $6 million regulatory assets, respectively. In 2021, $10 million was deferred as regulatory liabilities.
Continuation of reconciliation of actual to authorized electric delivery revenues. In 2022 and 2023, the company deferred $6.9 million and $3.4 million regulatory assets respectively.
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

Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 – $4.3 million
Yr. 2 – $4.4 million
Yr. 3 – $5.1 million

In 2022 and 2023, the company did not record any negative revenue adjustments.

Regulatory reconciliations
Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (c), energy efficiency program (d), major storms, the impact of new laws and certain other costs to amounts reflected in rates (e).

In 2019, 2020 and 2021, the company deferred $4.3 million, $30.3 million and $24 million as net regulatory assets, respectively.

Reconciliation of late payment charges (k) and reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (c), energy efficiency program (j), major storms, uncollectible expenses and certain other costs to amounts reflected in rates (e).

In 2022 and 2023, the company deferred $9.4 million and $15.4 million as net regulatory liabilities, respectively.

Net utility plant reconciliations
Target levels reflected in rates were:
Electric average net plant target excluding advanced metering infrastructure (AMI):
Yr. 1 - $1,008 million
Yr. 2 - $1,032 million
Yr. 3 - $1,083 million
AMI (f):
Yr. 1 - $48 million
Yr. 2 - $58 million
Yr. 3 - $61 million

The company increased regulatory asset by an immaterial amount in 2019, $0.4 million as a regulatory liability in 2020 and an immaterial amount as a regulatory liability in 2021.

Target levels reflected in rates: Electric average net plant target
Yr. 1 – $1,175 million
Yr. 2 – $1,198 million
Yr. 3 – $1,304 million

The company increased regulatory asset/liabilities by an immaterial amount in 2022 and 2023.

Average rate base	Yr. 1 – $878 million Yr. 2 – $906 million Yr. 3 – $948 million	Yr. 1 – $1,021 million Yr. 2 – $1,044 million Yr. 3 – $1,144 million

CON EDISON ANNUAL REPORT 2023	123

Weighted average cost of capital (after-tax)	Yr. 1 – 6.97 percent Yr. 2 – 6.96 percent Yr. 3 – 6.96 percent	Yr. 1 – 6.77 percent Yr. 2 – 6.73 percent Yr. 3 – 6.72 percent
Authorized return on common equity	9.0 percent	9.2 percent
Actual return on common equity (g)	Yr. 1 – 9.6 percent Yr. 2 – 8.76 percent Yr. 3 – 9.16 percent	Yr. 1 – 8.96 percent Yr. 2 - 8.73 percent
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

In 2022 and 2023, earnings did not exceed the earnings threshold.

Cost of long-term debt	Yr. 1 – 5.17 percent Yr. 2 – 5.14 percent Yr. 3 – 5.14 percent	Yr. 1 – 4.58 percent Yr. 2 – 4.51 percent Yr. 3 – 4.49 percent
Common equity ratio	48 percent	48 percent
(a)The electric base rate increases were implemented with increases of: Yr. 1 - $8.6 million; Yr. 2 - $12.1 million; and Yr. 3 - $12.2 million.
(b)Reflects amortization of, among other things, the company’s net benefits under the TCJA prior to January 1, 2019, amortization of net regulatory liability for future income taxes and reduction of previously incurred regulatory assets for environmental remediation costs. Also reflects amortization over a six year period of previously incurred incremental major storm costs.
(c)Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr. 1 - 10.0 basis points; Yr. 2 - 7.5 basis points; and Yr. 3 - 5.0 basis points.
(d)Energy efficiency costs are expensed as incurred. Such costs are subject to a downward-only reconciliation over the terms of the electric and gas rate plans. The company will defer for the benefit of customers any cumulative shortfall over the terms of the electric and gas rate plans between actual expenditures and the levels provided in rates.
(e)In addition, the NYSDPS continues its focused operations audit to investigate O&R’s income tax accounting. Any NYSPSC ordered adjustment to O&R’s income tax accounting is expected to be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.
(f)Net plant reconciliation for AMI expenditures will be implemented for a single category of AMI capital expenditures that includes amounts allocated to both electric and gas customers.
(g)Calculated in accordance with the earnings calculation method prescribed in the rate order.
(h)The base rate changes will be implemented with increases of: Yr. 1 - $11.7 million; Yr. 2 - $11.7 million; and Yr. 3 - $11.7 million.
(i)Reflects amortization of, among other things, previously incurred incremental deferred storm costs over a five-year period.
(j)Energy efficiency costs are expensed as incurred. Such costs are subject to a cumulative reconciliation that is evenly distributed over the term of the rate plan subject to the caps set forth in the January 2020 NYSPSC New Efficiency New York (“NENY”) order. If the NYSPSC modifies O&R's NENY budgets during the rate term, such modifications will be reflected at the time of the cumulative reconciliations.
(k)The rate plan includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years ($2.2 million); reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity.

In January 2024, O&R filed a request with the NYSPSC for an increase in the rates it charges for electric service rendered in New York, effective January 1, 2025, of $18.1 million. The filing reflects a return on common equity of 10.25 percent and a common equity ratio of 50 percent. The filing proposes continuation of the provisions with respect to recovery from customers of the cost of purchased power, and the reconciliation of actual expenses allocable to the electric business to the amounts for such costs reflected in electric rates for storm costs, uncollectible expense, pension and other postretirement benefit costs, environmental remediation and property taxes and recovery from customers for proposed climate change resilience investments.

124	CON EDISON ANNUAL REPORT 2023

O&R New York – Gas
Effective period	January 2019 – December 2021	January 2022 – December 2024
Base rate changes	Yr. 1 – $(7.5) million (a) Yr. 2 – $3.6 million (a) Yr. 3 – $0.7 million (a)	Yr. 1 – $0.7 million (h) Yr. 2 – $7.4 million (h) Yr. 3 – $9.9 million (h)
Amortization to income of net regulatory (assets) and liabilities	Yr. 1 – $1.8 million (b) Yr. 2 – $1.8 million (b) Yr. 3 – $1.8 million (b)	Yr. 1 – $0.8 million Yr. 2 – $0.7 million Yr. 3 – $0.3 million
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
Yr. 1 - $0.2 million
Yr. 2 - $0.2 million
Yr. 3 - $0.4 million

Potential positive rate adjustment for gas safety and performance of up to:
Yr. 1 – $1.2 million
Yr. 2 – $1.3 million
Yr. 3 – $1.4 million

In 2022 and 2023, the company recorded $0.2 million and immaterial amounts of earnings adjustment mechanism incentives for energy efficiency, respectively. In 2022 and 2023, the company recorded $0.2 million and $0.2 million of positive incentives, respectively.

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized gas delivery revenues.

In 2019 and 2020, the company deferred $0.8 million and $0.5 million as regulatory assets, respectively. In 2021, $4 million was deferred as a regulatory liability.
Continuation of reconciliation of actual to authorized gas delivery revenues. In 2022 and 2023, the company deferred $2.0 million and $7.6 million as regulatory assets, respectively.
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

Potential charges if performance targets relating to service, safety and other matters are not met:
Yr. 1 – $6.3 million
Yr. 2 – $6.7 million
Yr. 3 – $7.3 million

In 2022 and 2023, the company recorded $0.1 million and immaterial amounts of negative revenue adjustments, respectively.

Regulatory reconciliations
Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (c), energy efficiency program (d), the impact of new laws and certain other costs to amounts reflected in rates (e).

In 2019 and 2020, the company deferred $6 million as net regulatory liabilities, $1.8 million as net regulatory assets, respectively. In 2021 $8 million were deferred as regulatory assets.

Reconciliation of late payment charges (k) and reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (i), energy efficiency program (j), major storms, uncollectible expenses and certain other costs to amounts reflected in rates.

In 2022 and 2023, the company deferred $3.4 million and $12.1 million as net regulatory assets/liabilities, respectively.

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

Target levels reflected in rates: Gas average net plant target
Yr. 1 – $720 million
Yr. 2 – $761 million
Yr. 3 – $803 million

In 2022 and 2023, the company deferred immaterial amounts as regulatory assets/liabilities.

Average rate base	Yr. 1 – $454 million Yr. 2 – $476 million Yr. 3 – $498 million	Yr. 1 – $566 million Yr. 2 – $607 million Yr. 3 – $694 million

CON EDISON ANNUAL REPORT 2023	125

Weighted average cost of capital (after-tax)	Yr. 1 – 6.97 percent Yr. 2 – 6.96 percent Yr. 3 – 6.96 percent	Yr. 1 – 6.77 percent Yr. 2 – 6.73 percent Yr. 3 – 6.72 percent
Authorized return on common equity	9.0 percent	9.2 percent
Actual return on common equity (h)	Yr. 1 – 8.90 percent Yr. 2 – 9.58 percent Yr. 3 – 10.11 percent	Yr. 1 - 10.01 percent Yr. 2 - 10.40 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.6 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year. In 2019 and 2020, earnings did not exceed the earnings threshold. In 2021, actual earnings were $1.7 million above the threshold.

Most earnings above an annual earnings threshold of 9.7 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year. In 2022 and 2023, actual earnings were $1.1 million and $2.8 million above the threshold, respectively.

Cost of long-term debt	Yr. 1 – 5.17 percent Yr. 2 – 5.14 percent Yr. 3 – 5.14 percent	Yr. 1 – 4.58 percent Yr. 2 – 4.51 percent Yr. 3 – 4.49 percent
Common equity ratio	48 percent	48 percent
(a)The gas base rate changes were implemented with changes of: Yr. 1 - $(5.9) million; Yr. 2 - $1.0 million; and Yr. 3 - $1.0 million.
(b)-(g) See footnotes (c) - (h) to the table under “O&R New York - Electric,” above.
(h) The base rate changes will be implemented with increases of: Yr. 1 – $4.4 million; Yr. 2 - $4.4 million; and Yr. 3 - $4.4 million.
(i)     Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr. 1 - 10.0 basis points; Yr. 2 - 7.5 basis points; and Yr. 3 - 5.0 basis points.
(j)    See footnote (j) to the table under "O&R New York - Electric," above.
(k)    The rate plan includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years ($0.6 million); reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity.

In January 2024, O&R filed a request with the NYSPSC for an increase in the rates it charges for gas service rendered in New York, effective January 1, 2025, of $14.4 million. The filing reflects a return on common equity of 10.25 percent and a common equity ratio of 50 percent. The filing proposes continuation of the provisions with respect to recovery from customers of the cost of purchased power, and the reconciliation of actual expenses allocable to the gas business to the amounts for such costs reflected in gas rates for uncollectible expense, pension and other postretirement benefit costs, environmental remediation and property taxes. The filing requested a reduction in the service lives of certain gas assets by 15 years in anticipation of the transition from gas to electric that is expected to result from implementation of the CLCPA.

126	CON EDISON ANNUAL REPORT 2023

Rockland Electric Company (RECO)
In December 2021, the NJBPU approved an electric rate increase, effective January 1, 2022, of $9.65 million for RECO. The following table contains a summary of the terms of the distribution rate plans.

RECO
Effective period	February 2020 – December 2021	January 2022
Base rate changes	$12 million	$9.65 million
Amortization to income of net regulatory (assets) and liabilities	$4.8 million over four years.
$0.2 million over three years and $9.2 million of deferred storm costs over a three-year period (excluding $2.4 million of costs for Tropical Storm Henri which will be deferred over a three year period in base rates) and continuation of $10 million over 3 years

Recoverable energy costs	Current rate recovery of purchased power costs.	Current rate recovery of purchased power costs.
Cost reconciliations	None	Reconciliation of uncollectible accounts, Demand Side Management and Clean Energy Program.
Average rate base	$229.9 million	$262.8 million
Weighted average cost of capital (after-tax)	7.11 percent	7.08 percent
Authorized return on common equity	9.5 percent	9.6 percent
Actual return on common equity	Yr. 1 – 5.4 percent Yr. 2 – 2.3 percent	Yr. 1 - 9.6 percent Yr. 2 - 9.7 percent
Cost of long-term debt	4.88 percent	4.74 percent
Common equity ratio	48.32 percent	48.51 percent

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

In December 2023, the NJBPU authorized RECO to defer costs of $4.8 million related to major storms that occurred during 2022 and 2023 until RECO’s next base rate case.

Infrastructure Investment and Jobs Act
In January 2024, CECONY initiated an application for $100 million of federal grants for grid resilience, O&R and RECO jointly initiated an application for $100 million of federal grants for grid resilience, and CECONY, O&R and RECO initiated a joint application for $60 million of federal grants for smart grids under the Infrastructure Investment and Jobs Act (IIJA). Federal grants obtained pursuant to the IIJA are expected to be used to reduce customers’ costs for investments in CECONY’s, O&R’s, and RECO’s electric systems.

COVID - 19 Regulatory Matters

Due to the COVID-19 pandemic, New York State enacted laws prohibiting New York utilities, including CECONY and O&R, from disconnecting residential customers and small business customers. The Utilities largely suspended service disconnections, certain collection notices, final bill collection agency activity, new late payment charges and certain other fees from March 2020 through December 2021.

In November 2021, the NYSPSC issued an order establishing a surcharge recovery mechanism for CECONY to collect late payment charges and fees that were not billed for the years ended December 31, 2020 and 2021. CECONY recorded $62 million and $11 million for electric and gas, respectively, as revenue for the year ended

CON EDISON ANNUAL REPORT 2023	127

December 31, 2021, as permitted under the accounting rules for regulated utilities. Pursuant to its electric and gas rate plans, O&R recorded late payment charges and fees that were not billed for the years ended December 31, 2020 and December 31, 2021 of $1.7 million and $2 million, respectively, as revenue for the year ended December 31, 2021, as permitted under accounting rules for regulated utilities.

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

In 2021, 2022, and 2023, New York implemented various programs providing arrears assistance to utility customers. One program is administered by the State Office of Temporary and Disability Assistance (OTDA) in coordination with the NYSDPS (the OTDA Program). Under the OTDA Program, CECONY and O&R qualify for a refundable tax credit for New York gross-receipts tax equal to the amount of arrears waived by the Utilities in the year that the arrears are certified by the NYSPSC. In addition, the NYSPSC authorized Phase 1 and Phase 2 COVID-19 arrears assistance programs whereby the Utilities were provided with customer credits towards reducing accounts receivable balances (the Phase 1 Order and Phase 2 Order, respectively). A portion of the Phase 1 Order credits were funded by New York State and the remaining Phase 1 Order credit amounts and all Phase 2 Order credit amounts will be recovered by the Utilities via surcharge mechanisms.

For the year ended December 31, 2022, CECONY and O&R issued total credits of $359.9 million and $6.1 million, respectively, towards reducing customers’ accounts receivable balances. For the year ended December 31, 2022, the total credits for CECONY were comprised of: $164.5 million pursuant to the New York State funding; $108.4 million pursuant to the Phase 1 Order, that will be recovered via a surcharge mechanism over a four-year period that began September 2022; a $7 million reserve for CECONY; and $80 million in qualified tax credits and payments pursuant to the OTDA Program described above. For the year ended December 31, 2022, the total credits for O&R were comprised of: $1.6 million pursuant to the New York State funding; $3.2 million pursuant to the Phase 1 order, that was recovered via a surcharge mechanism over a one-year period that began September 2022; and $1.3 million in qualified tax credits and payments pursuant to the OTDA Program described above.

For the year ended December 31, 2023, CECONY and O&R issued total net credits of $352.3 million and $2.9 million, respectively, towards reducing customers’ accounts receivable balances. For the year ended December 31, 2023, the total credits for CECONY were comprised of: $13.2 million pursuant to the Phase 1 Order; $327.6 million pursuant to the Phase 2 Order that will be recovered via a surcharge mechanism over a ten-year period that began June 2023; and $11.5 million in qualified tax credits and payments pursuant to the OTDA Program described above. For the year ended December 31, 2023, the total credits for O&R were comprised of: $0.1 million pursuant to the Phase 1 Order; $2.1 million pursuant to the Phase 2 Order that will be recovered via a surcharge mechanism over a one-year period that began April 2023; and $0.7 million in qualified tax credits and payments pursuant to the OTDA Program described above.

Other Regulatory Matters

In October 2023, CECONY and O&R replaced their separate existing customer billing and information systems with a single new customer billing and information system. In April 2023, CECONY filed a petition with the NYSPSC for permission to capitalize incremental costs for the new system above a $421 million limit on capital investments included in CECONY’s 2020 – 2022 electric and gas rate plans. At December 31, 2023, CECONY's incurred costs for the new system were approximately $496 million ($75 million above the $421 million limit in the rate plans), all of which have been capitalized. CECONY cannot predict the NYSPSC’s response to its April 2023 petition and the NYSPSC may prohibit CECONY from capitalizing some or all of the costs above the $421 million limit. O&R's 2022 - 2024 electric and gas rate plans do not include a limit on capitalization of new system costs.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes. The understatement was related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets that were not reflected in O&R’s rate plans prior to 2014, CECONY’s electric and gas rate plans prior to 2015 and 2016, respectively, CECONY's steam plans prior to November 2023. This understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) that is expected to confirm, among other things, that in order to comply with IRS normalization rules, such understatement may not be corrected through a write-down of

128	CON EDISON ANNUAL REPORT 2023

a portion of the regulatory asset and must be corrected through an increase in future years’ revenue requirements. The regulatory asset ($1,113 million and $18 million for CECONY and O&R, respectively, as of December 31, 2023 and $1,150 million and $22 million for CECONY and O&R, respectively, as of December 31, 2022 and which is not earning a return) is netted against the future income tax regulatory liability on the Companies’ consolidated balance sheet. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At December 31, 2023, the Utilities had not accrued a liability related to this matter.

CON EDISON ANNUAL REPORT 2023	129

Regulatory Assets and Liabilities
Regulatory assets and liabilities at December 31, 2023 and 2022 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Regulatory assets
Environmental remediation costs	$1,105	$991	$1,022	$906
System peak reduction and energy efficiency programs (a)	1,057	783	1,038	780
COVID - 19 pandemic deferrals (b)	789	396	782	389
Revenue taxes	476	436	455	417
Deferred storm costs (c)	206	270	115	173
Property tax reconciliation (d)	169	121	169	121
Deferred derivative losses - long term	163	31	148	26
Electric vehicle make ready (e)	73	33	68	30
MTA power reliability deferral (f)	61	92	61	92
Pension and other postretirement benefits deferrals	48	279	39	240
Gas service line deferred costs	43	99	43	99
Legacy meters	17	20	—	—
Unrecognized pension and other postretirement costs (g)	—	78	—	78
Other	400	345	374	318
Regulatory assets – noncurrent	4,607	3,974	4,314	3,669
Deferred derivative losses - short term	269	184	253	178
Recoverable energy costs	12	121	1	108
Regulatory assets – current	281	305	254	286
Total Regulatory Assets	$4,888	$4,279	$4,568	$3,955
Regulatory liabilities
Future income tax*	$1,535	$1,753	$1,404	$1,616
Allowance for cost of removal less salvage (h)	1,456	1,315	1,266	1,137
Unrecognized pension and other postretirement costs (g)	943	1,638	867	1,536
Pension and other postretirement benefit deferrals	284	144	233	98
Net unbilled revenue deferrals	278	204	278	204
2022 and 2023 late payment charge deferral	167	127	161	123
System benefit charge carrying charge	92	73	88	69
Deferred derivative gains - long term	49	145	49	130
Net proceeds from sale of property	48	69	47	69
Settlement of prudence proceeding (i)	11	10	11	10
Other	465	549	414	489
Regulatory liabilities – noncurrent	5,328	6,027	4,818	5,481
Deferred derivative gains - short term	74	311	71	287
Refundable energy costs	71	34	36	—
Revenue decoupling mechanism	—	29	—	21
Regulatory liabilities—current	145	374	107	308
Total Regulatory Liabilities	$5,473	$6,401	$4,925	$5,789
* See "Federal Income Tax" in Note A, "Other Regulatory Matters," above, and Note L.

(a) System Peak Reduction and Energy Efficiency Programs represent programs designed to increase energy efficiency achievements through a combination of responding to locational needs, bundling offerings, leveraging market-based approaches through market solicitations, time-variant pricing and other market transformation efforts.

(b) COVID - 19 Deferrals include (1) the amount to be collected from customers related to the Emergency Summer Cooling Credits program for CECONY, (2) amounts related to the increase in the allowance for uncollectible accounts resulting from the COVID-19 pandemic and New York on PAUSE and related executive orders, for electric and gas operations for CECONY and electric operations for O&R, (3) deferrals under CECONY and O&R's electric and gas rate plans for the reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates and (4) deferral related to the arrears relief programs. Amounts deferred under the arrears relief programs were $398.6 million and $2.1 million for CECONY and O&R at December 31, 2023, respectively, and $93.5 million and $2.6 million at December 31, 2022, respectively, and receive a return at the pre-tax weighted average cost of capital.

(c) Deferred storm costs represent response and restoration costs, other than capital investments, in connection with Tropical Storm Isaias and other major storms that were deferred by the Utilities.

(d) Property tax reconciliation represents the amount deferred between actual property taxes incurred and the level included in rates subject to the provisions of the respective rate plans.

(e) Supports the development of electric infrastructure and equipment necessary to accommodate an anticipated increase in the deployment of electric vehicles within New York State.

130	CON EDISON ANNUAL REPORT 2023

(f) MTA power reliability deferral represents CECONY’s costs in excess of those reflected in its prior electric rate plan to take certain actions relating to the electrical equipment that serves the Metropolitan Transportation Authority (MTA) subway system. The company is recovering this regulatory asset pursuant to its current electric rate plan. See footnote (d) to the CECONY - Electric table under “Rate Plans,” above.

(g) Unrecognized pension and other postretirement costs represent the net regulatory liability associated with the accounting rules for retirement benefits. See "Pension and Other Postretirement Benefits" in Note A.

(h) Allowance for cost of removal less salvage represents cash previously collected from customers to fund future anticipated removal expenditures.

(i) Settlement of prudence proceeding represents the remaining amount to be credited to customers pursuant to a Joint Proposal, approved by the NYSPSC in April 2016, with respect to the prudence of certain CECONY expenditures and related matters.

The NYSPSC has authorized CECONY to accrue unbilled electric, gas and steam revenues. CECONY has deferred the differences between unbilled revenues and energy costs for the future benefit of customers by recording a regulatory liability of $278 million and $204 million at December 31, 2023 and 2022, respectively.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the years ended December 31, 2023 and 2022 was 5.20 percent and 1.75 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($2,541 million and $2,304 million for Con Edison, and $2,359 million and $2,097 million for CECONY at December 31, 2023 and 2022, respectively). Regulatory assets of RECO for which a cash outflow has been made ($24 million and $21 million at December 31, 2023 and 2022, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At December 31, 2023 and 2022, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:

Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Unrecognized pension and other postretirement costs	$—	$78	$—	$78
Environmental remediation costs	1,105	987	1,022	903
Revenue taxes	490	414	470	397
Deferred derivative losses - long term	163	31	148	26
COVID-19 deferral for uncollectible accounts receivable	291	253	288	249
Other	29	28	28	27
Deferred derivative losses - current	269	184	253	178
Total	$2,347	$1,975	$2,209	$1,858
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

CON EDISON ANNUAL REPORT 2023	131

the majority of the revenue taxes over the remaining book lives of the electric and gas plant assets, as well as the steam plant assets for CECONY.

The Utilities recover deferred derivative losses – current within one year, and noncurrent generally within three years.
Note C – Capitalization
Common Stock
Con Edison is authorized to issue 500,000,000 shares of its common stock and CECONY is authorized to issue 340,000,000 of its common stock. At December 31, 2023 and 2022, 345,415,772 and 354,962,058 shares, respectively, of Con Edison common stock were outstanding. At December 31, 2023 and 2022, 235,488,094 million shares of CECONY common stock were outstanding, all of which were owned by Con Edison. At December 31, 2023 and 2022, Con Edison had 33,753,963 and 23,210,700 treasury shares, respectively, including 21,976,200 shares of Con Edison stock that CECONY purchased prior to 2001 in connection with Con Edison’s stock repurchase plan. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

In 2023, Con Edison entered into accelerated share repurchase agreements with two dealers to repurchase $1,000 million in aggregate of Con Edison’s Common Shares ($.10 par value) (Common Shares). Con Edison made payments of $1,000 million in aggregate to the dealers and received deliveries of 10,543,263 Common Shares in aggregate.

Capitalization of Con Edison
At December 31, 2023 and 2022, Con Edison's capitalization shown on its Consolidated Statement of Capitalization includes its outstanding common stock and long-term debt and the outstanding long-term debt of the Utilities and for the 2022 period includes the long-term debt of the Clean Energy Businesses.

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
Long-term Debt
Long-term debt maturing in the period 2024-2028 is as follows:

(Millions of Dollars)	Con Edison	(a)	CECONY
2024	$250		$250
2025	—		—
2026	250		250
2027	430		350
2028	800		800
(a)Amounts shown exclude $62 million of debt for Broken Bow II, a deferred project, which was classified as held for sale as of December 31,
2023 and is shown under “Project Debt Held for Sale" on Con Edison's Consolidated Statement of Capitalization. See "Assets Held for Sale" in Note A and Note X for additional information.
CECONY has issued $450 million of tax–exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that currently bears interest at a rate determined weekly and is subject to tender by bondholders for purchase by the company.
The carrying amounts and fair values of long-term debt at December 31, 2023 and 2022 are:

(Millions of Dollars)	2023				2022
Long-Term Debt (including current portion) (a)	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Con Edison	$22,177	(b)	$20,525	(b)	$20,796	(c)	$18,234	(c)
CECONY	21,060		19,517		19,080		16,699

132	CON EDISON ANNUAL REPORT 2023

(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $222 million and $215 million for Con Edison and CECONY, respectively, as of December 31, 2023 and $202 million and $195 million for Con Edison and CECONY, respectively, as of December 31, 2022.
(b)Amounts shown exclude the debt of Broken Bow II, a deferred project that was classified as held for sale as of December 31, 2023 and is shown under “Project Debt Held for Sale" on Con Edison's Consolidated Statement of Capitalization. The carrying value and fair value of Broken Bow II's long-term debt, including the current portion, as of December 31, 2023 was $62 million and $58 million, respectively. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
(c)Amounts shown exclude the debt of the Clean Energy Businesses, that were classified as held for sale as of December 31, 2022. See "Assets Held for Sale" in Note A, and Note X for additional information. The carrying value and fair value of the Clean Energy Businesses’ long-term debt, including the current portion, as of December 31, 2022 was $2,645 million and $2,489 million, respectively. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
The fair values of the Companies' long-term debt have been estimated primarily using available market information and at December 31, 2023 are classified as Level 2 liabilities (see Note R).

Significant Debt Covenants
The significant debt covenants under the financing arrangements for the Companies' debentures include obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other entity unless certain conditions are met. The Companies' debentures have no cross default provisions. The tax–exempt financing arrangements of CECONY are subject to covenants for the debentures discussed above and the covenants discussed below. The Companies were in compliance with their significant debt covenants at December 31, 2023.

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
Note D – Short-Term Borrowing
In March 2023, Con Edison and the Utilities entered into a $2,500 million credit agreement (the Credit Agreement), that replaced a December 2016 credit agreement (the 2016 Credit Agreement), under which banks are committed to provide loans and letters of credit on a revolving credit basis. The Credit Agreement expires in March 2028, unless extended for up to two additional one-year terms. There is a maximum of $2,500 million of credit available to CECONY and $800 million (subject to increase up to $1,000 million) available to Con Edison, including up to $900 million of letters of credit. The Credit Agreement supports the Companies’ commercial paper programs. Loans and letters of credit issued under the Credit Agreement may also be used for other general corporate purposes. Any borrowings under the Credit Agreement would generally be at variable interest rates.

In March 2023, CECONY entered into a 364-Day Revolving Credit Agreement (the CECONY Credit Agreement) that replaced a March 2022 CECONY 364-Day Credit Agreement (the 2022 CECONY Credit Agreement), under which banks are committed to provide loans up to $500 million on a revolving credit basis. The CECONY Credit Agreement expires in March 2024 and supports CECONY’s commercial paper program. Loans and letters of credit issued under the CECONY Credit Agreement may also be used for other general corporate purposes. Any borrowings under the CECONY Credit Agreement would generally be at variable interest rates.

CON EDISON ANNUAL REPORT 2023	133

At December 31, 2023, Con Edison had $2,288 million of commercial paper outstanding, of which $1,903 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2023 was 5.6 percent for both Con Edison and CECONY. At December 31, 2022, Con Edison had $2,640 million of commercial paper outstanding of which $2,300 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2022 was 4.8 percent for both Con Edison and CECONY.

At December 31, 2023, no loans or letters of credit were outstanding under the Credit Agreement and no loans were outstanding under the CECONY Credit Agreement. At December 31, 2022, no loans and an immaterial amount of letters of credit were outstanding under the 2016 Credit Agreement and no loans were outstanding under the 2022 CECONY Credit Agreement.

The banks’ commitments under the Credit Agreement and the CECONY Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies under the Credit Agreement or by CECONY under the CECONY Credit Agreement, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company immediately due and payable and for the Credit Agreement, require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default for a company include that company exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2023 this ratio was 0.54 to 1 for Con Edison and 0.55 to 1 for CECONY); that company having liens on its assets in an aggregate amount exceeding ten percent of its consolidated net tangible assets, subject to certain exceptions; that company or any of its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt) of that company; the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) of that company or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. The Companies were in compliance with their significant debt covenants at December 31, 2023.

See Note U for information about short-term borrowing between related parties.
Note E – Pension Benefits
Con Edison maintains a tax-qualified, non-contributory pension plan, the Consolidated Edison Retirement Plan, that covers substantially all employees of CECONY, O&R and Con Edison Transmission. The plan is designed to comply with the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. Con Edison also maintains additional non–qualified supplemental pension plans.
Total Periodic Benefit Cost/(Credit)
The components of the Companies’ total periodic benefit cost/(credit) for 2023, 2022 and 2021 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
Service cost – including administrative expenses	$161	$287	$343	$151	$270	$321
Interest cost on projected benefit obligation	649	505	471	611	475	443
Expected return on plan assets	(1,114)	(1,168)	(1,096)	(1,061)	(1,109)	(1,040)
Recognition of net actuarial loss/(gain)	(232)	377	787	(219)	358	746
Recognition of prior service credit	(17)	(16)	(17)	(19)	(21)	(19)
TOTAL PERIODIC BENEFIT COST/(CREDIT)	$(553)	$(15)	$488	$(537)	$(27)	$451
Cost capitalized	(81)	(137)	(154)	(78)	(129)	(146)
Reconciliation to rate level	282	259	(226)	261	245	(216)
Total expense/(benefit) recognized	$(352)	$107	$108	$(354)	$89	$89

Accounting rules require that components of net periodic benefit cost other than service cost be presented outside of operating income on consolidated income statements, and that only the service cost component is eligible for capitalization. Accordingly, the service cost components are included in the line "Other operations and maintenance" and the non-service cost components are included in the lines "Other income" or “Other deductions” in the Companies' consolidated income statements. The rules also require disclosure of the weighted-average interest

134	CON EDISON ANNUAL REPORT 2023

crediting rate used for cash balance plans for all periods presented, and a narrative description of significant changes in the benefit obligation which are included below and, as applicable, in Note F.
Funded Status
The funded status at December 31, 2023, 2022 and 2021 was as follows:

	Con Edison			CECONY
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$12,113	$17,357	$18,965	$11,395	$16,341	$17,821
Service cost – excluding administrative expenses	156	283	337	146	266	317
Interest cost on projected benefit obligation	649	505	471	611	475	443
Net actuarial loss/(gain)	599	(5,102)	(1,547)	572	(4,845)	(1,441)
Plan amendments	3	—	—	—	—	—
Benefits paid	(808)	(930)	(869)	(747)	(842)	(799)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$12,712	$12,113	$17,357	$11,977	$11,395	$16,341
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$14,979	$18,504	$17,022	$14,248	$17,566	$16,147
Actual return on plan assets	1,261	(2,583)	1,935	1,201	(2,453)	1,838
Employer contributions	21	30	469	18	17	432
Benefits paid	(808)	(930)	(869)	(747)	(842)	(799)
Administrative expenses	(49)	(42)	(53)	(46)	(40)	(52)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$15,404	$14,979	$18,504	$14,674	$14,248	$17,566
FUNDED STATUS	$2,692	$2,866	$1,147	$2,697	$2,853	$1,225
Unrecognized net loss/(gain)	$(757)	($1,485)	$205	$(705)	($1,397)	$207
Unrecognized prior service credits	(105)	(124)	(140)	(124)	(143)	(163)
Accumulated benefit obligation	$11,739	$11,167	$15,469	$11,031	$10,478	$14,504

The decrease in the pension funded status at December 31, 2023 for Con Edison and CECONY of $174 million and $156 million, respectively, compared with December 31, 2022, was primarily due to an increase in the plan's projected benefit obligation as a result of a decrease in the discount rate, partially offset by a return on plan assets that was greater than the expected return. The increase in the pension funded status at December 31, 2022 for Con Edison and CECONY of $1,719 million and $1,628 million, respectively, compared with December 31, 2021, was primarily due to a decrease in the plan's projected benefit obligation as a result of an increase in the discount rate. See below for further information on the change in the discount rate and determination of the discount rate assumption. For Con Edison, the 2023 decrease in pension funded status asset corresponds with a decrease to regulatory liabilities of $741 million for unrecognized net gains and unrecognized prior service credits associated with the Utilities consistent with the accounting rules for regulated operations, a debit to OCI of $1 million (net of taxes) for the unrecognized net gains, and an immaterial change to OCI (net of taxes) for the unrecognized prior service credits associated with certain employees of Con Edison Transmission and RECO who previously worked for the Utilities. For 2023, included within the funded status are noncurrent liabilities of $337 million and $313 million for Con Edison and CECONY, respectively. For 2022, included within the funded status are noncurrent liabilities of $311 million and $287 million for Con Edison and CECONY, respectively.
For CECONY, the decrease in pension funded status asset at December 31, 2023 corresponds with a decrease to regulatory liabilities of $710 million for unrecognized net gains and unrecognized prior service credits consistent with the accounting rules for regulated operations, and also a debit to OCI of $2 million (net of taxes) for unrecognized net gains, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with certain employees of Con Edison Transmission who previously worked for CECONY.
At December 31, 2023 and 2022, Con Edison’s investments included $524 million and $459 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $502 million and $439 million, respectively. See Note R. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $349 million and $323 million as of December 31, 2023, respectively, and $306 million and $280 million as of December 31, 2022, respectively.

CON EDISON ANNUAL REPORT 2023	135

Assumptions
The actuarial assumptions were as follows:

	2023	2022	2021
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.15%	5.45%	3.00%
Interest crediting rate for cash balance plan	4.20%	4.00%	3.50%
Rate of compensation increase
CECONY	3.80%	3.80%	3.80%
O&R	3.20%	3.20%	3.20%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.45%	3.00%	2.55%
Interest crediting rate for cash balance plan	4.00%	3.50%	3.00%
Expected return on plan assets	6.75%	7.00%	7.00%
Rate of compensation increase
CECONY	3.80%	3.80%	3.80%
O&R	3.20%	3.20%	3.20%

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
Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	2024	2025	2026	2027	2028	2029-2033
Con Edison	$768	$817	$789	$804	$811	$4,158
CECONY	711	762	734	750	756	3,891
Expected Contributions
Based on estimates as of December 31, 2023, the Companies expect to make contributions to the pension plans during 2024 of $11 million (of which $9 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost, if any, of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans.

136	CON EDISON ANNUAL REPORT 2023

Plan Assets
The asset allocations for the pension plan at the end of 2023, 2022 and 2021, and the target allocation for 2024 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2024	2023	2022	2021
Equity Securities	26% - 30%	26%	33%	50%
Debt Securities	42% - 60%	50%	50%	38%
Real Estate and Other Alternatives	14% - 30%	24%	17%	12%
Total		100%	100%	100%
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
The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2024 reflects the results of such a study conducted in 2022.
Individual fund managers operate under written guidelines provided by Con Edison that cover such areas as investment objectives, performance measurement, permissible investments, investment restrictions, trading and execution, and communication and reporting requirements. Con Edison management regularly monitors and the named fiduciaries review asset class performance, total fund performance, and compliance with asset allocation guidelines. Management changes fund managers and rebalances the portfolio as appropriate.
Assets measured at fair value on a recurring basis are summarized below as defined by the accounting rules for fair value measurements (see Note R).

CON EDISON ANNUAL REPORT 2023	137

The fair values of the pension plan assets at December 31, 2023 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$2,474	$1	$2,475
International Equity (b)	1,584	—	1,584
U.S. Government Issued Debt (c)	—	615	615
Corporate Bonds Debt (d)	—	5,526	5,526
Structured Assets Debt (e)	—	132	132
Other Fixed Income Debt (f)	—	1,210	1,210
Cash and Cash Equivalents (g)	36	302	338
Futures (h)	19	—	19
Total investments within the fair value hierarchy	$4,113	$7,786	$11,899
Investments measured at NAV per share (n)
Private Equity (i)			1,031
Real Estate (j)			1,876
Hedge Funds (k)			723
Total investments valued using NAV per share			$3,630
Funds for retiree health benefits (l)	(52)	(96)	(148)
Funds for retiree health benefits measured at NAV per share (l)(n)			(45)
Total funds for retiree health benefits			$(193)
Investments (excluding funds for retiree health benefits)	$4,061	$7,690	$15,336
Pending activities (m)			68
Total fair value of plan net assets			$15,404
(a)U.S. Equity is comprised of both actively- and passively-managed investments in domestic equity index funds and actively-managed small-capitalization equities.
(b)International Equity is comprised of investments in international equity index funds and actively-managed international equities.
(c)U.S. Government Issued Debt is comprised of agency and treasury securities.
(d)Corporate Bonds Debt is comprised of debt issued by various corporations.
(e)Structured Assets Debt is comprised of commercial-mortgage-backed securities and collateralized mortgage obligations.
(f)Other Fixed Income Debt is comprised of municipal bonds, sovereign debt and regional governments.
(g)Cash and Cash Equivalents are comprised of short term investments, money markets, foreign currency and cash collateral.
(h)Futures are comprised of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.
(i)Private Equity is comprised of global private market investments. Private equity's investment objective is to generate returns on capital from a diversified portfolio of primary fund investments, secondaries and co-investments. The plan's unfunded commitments to private equity were approximately $193 million at December 31, 2023. However, the managers also expect to make significant cash flow distributions in 2024 and 2025. While the investments in this asset class cannot be redeemed, the plan would be able to receive distributions from selling its limited partnership interests in the secondary market, which would be expected to take three to six months.
(j)Real Estate investments are open-end real estate funds that invest in a portfolio of real properties that are broadly diversified by geography and property type. The real estate asset class is expected to produce returns from income and capital appreciation. Real estate also provides a hedge against inflation. The funds allow for quarterly redemptions, however the amount and timing of distributions are subject to market conditions and are currently uncertain.
(k)Hedge Funds are structured as a custom fund of one and can invest in external hedge fund managers that pursue a wide array of strategies including event driven, fundamental long/short, relative value, directional trading, and direct sourcing. These investments seek to generate positive absolute returns with lower volatility than other investments. The various hedge fund managers can invest in all financial instruments. Substantially all of the investment could be liquidated within 18 months.
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

138	CON EDISON ANNUAL REPORT 2023

The fair values of the pension plan assets at December 31, 2022 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$2,150	$3	$2,153
International Equity (b)	1,534	—	1,534
U.S. Government Issued Debt (c)	—	823	823
Corporate Bonds Debt (d)	—	4,961	4,961
Structured Assets Debt (e)	—	183	183
Other Fixed Income Debt (f)	—	1,088	1,088
Cash and Cash Equivalents (g)	71	274	345
Futures (h)	(1)	—	(1)
Total investments within the fair value hierarchy	$3,754	$7,332	$11,086
Investments measured at NAV per share (n)
Private Equity (i)			1,018
Real Estate (j)			2,366
Hedge Funds (k)			657
Total investments valued using NAV per share			$4,041
Funds for retiree health benefits (l)	(48)	(91)	(139)
Funds for retiree health benefits measured at NAV per share (l)(n)			(51)
Total funds for retiree health benefits			$(190)
Investments (excluding funds for retiree health benefits)	$3,706	$7,241	$14,937
Pending activities (m)			$42
Total fair value of plan net assets			$14,979
(a) - (n) Reference is made to footnotes (a) through (n) in the above table of pension plan assets at December 31, 2023 by asset category.
The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
Con Edison	$57	$57	$55
CECONY	51	48	46

Note F – Other Postretirement Benefits
The Utilities and Con Edison Transmission currently have contributory comprehensive hospital, medical and prescription drug programs for eligible retirees, their dependents and surviving spouses.
CECONY also has a contributory life insurance program for bargaining unit employees and provides basic life insurance benefits up to a specified maximum at no cost to certain retired management employees. O&R has a non-contributory life insurance program for retirees. Certain employees of Con Edison Transmission are eligible to receive benefits under these programs. Programs include the Consolidated Edison Retiree Health Program for
Management Employees, the Consolidated Edison Retiree Health Program for Weekly Employees, the Consolidated Edison Group Life Insurance Plan, the Orange and Rockland Utilities, Inc. Hourly Retirees’ Group Insurance Plan, and the Orange and Rockland Utilities, Inc. Management Retirees’ Group Insurance Plan.
Total Periodic Benefit Cost
The components of the Companies’ total periodic postretirement benefit costs/(credit) for 2023, 2022 and 2021 were as follows:

CON EDISON ANNUAL REPORT 2023	139

	Con Edison			CECONY
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
Service cost	$14	$18	$22	$12	$15	$16
Interest cost on accumulated other postretirement benefit obligation	57	35	33	49	30	28
Expected return on plan assets	(70)	(72)	(68)	(56)	(58)	(56)
Recognition of net actuarial loss/(gain)	(16)	(14)	31	(8)	(9)	27
Recognition of prior service credit	(2)	(1)	(3)	—	—	(1)
TOTAL PERIODIC POSTRETIREMENT BENEFIT COST/(CREDIT)	$(17)	$(34)	$15	$(3)	$(22)	$14
Cost capitalized	(6)	(8)	(9)	(5)	(7)	(7)
Reconciliation to rate level	4	29	(7)	(2)	24	(12)
Total credit recognized	$(19)	$(13)	$(1)	$(10)	$(5)	$(5)

For information about the presentation of the components of net periodic benefit cost and disclosure requirements, see Note E.
Funded Status
The funded status of the programs at December 31, 2023, 2022 and 2021 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,058	$1,398	$1,425	$921	$1,189	$1,209
Service cost	14	18	22	12	15	16
Interest cost on accumulated postretirement benefit obligation	57	35	33	49	30	28
Net actuarial gain	(93)	(311)	(13)	(94)	(239)	(3)
Benefits paid and administrative expenses, net of subsidies	(128)	(130)	(117)	(118)	(121)	(107)
Participant contributions	55	48	48	55	47	46
BENEFIT OBLIGATION AT END OF YEAR	$963	$1,058	$1,398	$825	$921	$1,189
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$860	$1,150	$1,115	$708	$955	$940
Actual return on plan assets	116	(225)	92	84	(187)	67
Employer contributions	22	13	6	17	10	3
Employer group waiver plan subsidies	56	55	21	52	50	19
Participant contributions	55	48	48	55	47	46
Benefits paid	(180)	(181)	(132)	(166)	(167)	(120)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$929	$860	$1,150	$750	$708	$955
FUNDED STATUS	$(34)	$(198)	$(248)	$(75)	$(213)	$(234)
Unrecognized net loss/(gain)	($90)	$37	$41	($41)	$78	$67
Unrecognized prior service costs	(10)	(12)	(13)	—	—	—
The decrease in the other postretirement benefits funded status liability at December 31, 2023 for Con Edison and CECONY of $164 million and $138 million, respectively, compared with December 31, 2022, was primarily due to updated per capita costs based on plan experience and higher asset returns in 2023. The decrease in the other postretirement benefits funded status liability at December 31, 2022 for Con Edison and CECONY of $50 million and $21 million, respectively, compared with December 31, 2021, was primarily due to a decrease in the plans' projected benefit obligation as a result of an increase in the discount rate, which more than offset the decrease in the fair value of plan assets as a result of the actual return on plan assets. For 2023, included within the funded status are noncurrent assets of $224 million and $154 million for Con Edison and CECONY, respectively. For 2022, included within the funded status are noncurrent assets of $72 million and $27 million for Con Edison and CECONY, respectively.

140	CON EDISON ANNUAL REPORT 2023

For Con Edison, the decrease in funded status liability at December 31, 2023 corresponds with a net decrease to regulatory assets and increase to regulatory liabilities of $123 million for unrecognized net gains and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $2 million (net of taxes) for the unrecognized net gains and an immaterial change to OCI for the unrecognized prior service costs associated with Con Edison Transmission and RECO.
For CECONY, the decrease in funded status liability at December 31, 2023 corresponds with a net decrease to regulatory assets and increase to regulatory liabilities of $119 million for unrecognized net gains and the unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations, a debit to OCI of $1 million (net of taxes) for the unrecognized net gains and an immaterial change to OCI for the unrecognized prior service costs associated with eligible employees of Con Edison Transmission who previously worked for CECONY.
Assumptions
The actuarial assumptions were as follows:

	2023	2022	2021
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	5.05%	5.35%	2.75%
O&R	5.15%	5.45%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate
CECONY	5.35%	2.75%	2.25%
O&R	5.45%	3.00%	2.55%
Expected Return on Plan Assets	6.80%	6.80%	6.80%
Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies and the assumed discount rate.
The health care cost trend rates for covered medical and prescription medication expenses used to determine the accumulated other postretirement benefit obligations (APBO) at December 31, 2023 were assumed to increase each year, with the initial rate gradually decreasing to the ultimate rate as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65 Medical	6.80%	4.50%	2036
Post-65 Medical	4.50%	4.50%	—
Prescription Medications	7.25%	4.50%	2035

Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies and participant contributions:

(Millions of Dollars)	2024	2025	2026	2027	2028	2029-2033
Con Edison	$68	$72	$73	$73	$73	$353
CECONY	60	63	64	64	64	308
Expected Contributions
Based on estimates as of December 31, 2023, Con Edison expects to make a contribution of $7 million (all of which is expected to be made by CECONY) to the other postretirement benefit plans in 2024. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

CON EDISON ANNUAL REPORT 2023	141

Plan Assets
The asset allocations for CECONY’s other postretirement benefit plans at the end of 2023, 2022 and 2021, and the target allocation for 2024 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2024	2023	2022	2021
Equity Securities	35%-55%	44%	49%	55%
Debt Securities	40%-60%	51%	51%	45%
Real Estate and Other Alternatives	—%-9%	5%	—%	—%
Total	100%	100%	100%	100%
Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.
Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.
The fair values of the plans' assets at December 31, 2023 by asset category as defined by the accounting rules for fair value measurements (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$331	$331
Other Fixed Income Debt (b)	—	323	323
Cash and Cash Equivalents (c)	7	18	25
Asset Allocation Funds (d)	—	38	38
Total investments	$7	$710	$717
Funds for retiree health benefits (e)	52	96	148
Investments (including funds for retiree health benefits)	$59	$806	$865
Funds for retiree health benefits measured at net asset value (e)(f)			45
Pending activities (g)			19
Total fair value of plan net assets			$929
(a)Equity is comprised of a passively managed commingled index fund benchmarked to the MSCI All Country World Index.
(b)Other Fixed Income Debt is comprised of a passively managed commingled index fund benchmarked to the Bloomberg Barclays U.S. Long Credit Index and an active separately managed fund indexed to the Bloomberg Barclays U.S. Long Credit Index.
(c)Cash and Cash Equivalents is comprised of short-term investments and money markets.
(d)Asset Allocation Funds is comprised of investments in a global asset allocation fund.
(e)The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note E.
(f)In accordance with ASU 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(g)Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year-end.

142	CON EDISON ANNUAL REPORT 2023

The fair values of the plans' assets at December 31, 2022 by asset category (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$339	$339
Other Fixed Income Debt (b)	10	275	285
Cash and Cash Equivalents (c)	—	25	25
Total investments	$10	$639	$649
Funds for retiree health benefits (d)	48	91	139
Investments (including funds for retiree health benefits)	$58	$730	$788
Funds for retiree health benefits measured at net asset value (d)(e)			51
Pending activities (f)			21
Total fair value of plan net assets			$860
(a) - (f) Reference is made to footnotes (a) through (f) in the above table of other postretirement benefit plan assets at December 31, 2023 by asset category.
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
The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2023 and 2022 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Accrued Liabilities:
Manufactured gas plant sites	$1,016	$876	$924	$782
Other Superfund Sites	102	121	102	121
Total	$1,118	$997	$1,026	$903
Regulatory assets	$1,105	$991	$1,022	$906
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

CON EDISON ANNUAL REPORT 2023	143

may be material. The Utilities are permitted to recover or defer as regulatory assets (for subsequent recovery through rates) prudently incurred site investigation and remediation costs.
Environmental remediation costs incurred related to Superfund Sites at December 31, 2023 and 2022 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Remediation costs incurred	$13	$21	$12	$20
Insurance and other third party recoveries received by Con Edison or CECONY were immaterial in 2023 and 2022.
Con Edison and CECONY estimate that in 2024 they will incur costs for remediation of approximately $62 million and $60 million, respectively. The Companies are unable to estimate the time period over which the remaining accrued liability will be incurred because, among other things, the required remediation has not been determined for some of the sites.
In 2023, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $3,440 million and $3,295 million, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At December 31, 2023, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought through 2035 as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have applied, and may continue to apply, different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at December 31, 2023 and 2022 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	8	8	7	7
Accrued liability – workers’ compensation	56	61	54	59
Regulatory liabilities – workers’ compensation	17	11	17	11

144	CON EDISON ANNUAL REPORT 2023

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY's costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, and such estimated liability and receivable did not change as of December 31, 2023.

Other Contingencies
For additional contingencies, see “Other Regulatory Matters” in Note B, Note G and "Uncertain Tax Positions" in Note L.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, Con Edison has provided guarantees to third parties on behalf of the Clean Energy Businesses, that are in the process of being transferred to the buyer of the Clean Energy Businesses, RWE Aktiengesellschaft (RWE). Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $175 million and $2,412 million at December 31, 2023 and 2022, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these other agreements at December 31, 2023 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$76	$—	$—	$76
Guarantees on behalf of the Clean Energy Businesses(a)	58	—	32	90
Broken Bow II	—	—	9	9
Total	$134	$—	$41	$175
(a) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X. Guarantee amount shown represents guarantees issued on behalf of the Clean Energy Businesses that remain outstanding at December 31, 2023. Prior to and following the sale, RWE, with Con Edison's assistance, engaged in the process of transferring responsibility for these guarantees from Con Edison to RWE and that process is ongoing. Pursuant to the purchase and sale agreement, RWE is obligated to reimburse and hold harmless Con Edison for any payments Con Edison makes under guarantees issued by Con Edison on behalf of the Clean Energy Businesses. As of December 31, 2023, no such payments have been, or are probable of being, made.

Con Edison Transmission – Con Edison has guaranteed payment by Con Edison Transmission of the contributions Con Edison Transmission agreed to make to New York Transco LLC (New York Transco). Con Edison

CON EDISON ANNUAL REPORT 2023	145

Transmission owns a 45.7 percent interest in New York Transco's New York Energy Solution project, the majority of which has been completed. Guarantee amount shown includes the maximum possible required amount of Con Edison Transmission's contributions for the remainder of this project as calculated based on the assumptions that the project is completed at 175 percent of its estimated remaining costs and New York Transco does not use any debt financing for the project.

Broken Bow II — Con Edison has guaranteed obligations on behalf of Broken Bow II associated with its investment in a wind energy facility. Broken Bow II is held for sale as of December 31, 2023. See Note X.

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
The future capacity and other fixed payments under the electricity and gas purchase agreements are estimated to be as follows:

(Millions of Dollars)	2024	2025	2026	2027	2028	All Years Thereafter
Con Edison
Electricity power purchase agreements	$155	$89	$59	$44	$44	$346
Natural gas	299	10	11	7	—	—
Gas transportation and storage	521	486	460	409	301	2,682
CECONY
Electricity power purchase agreements	151	85	58	44	44	346
Natural gas	258	9	9	6	—	—
Gas transportation and storage	450	420	398	353	259	2,311
For energy delivered and gas purchased under most of the electricity and gas purchase agreements, the Utilities are obligated to pay variable prices. The company’s payments under the significant terms of the agreements for capacity, energy, gas transportation and storage, and other fixed payments in 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
Con Edison
Astoria Generating Company (a)	$40	$45	$20
Brooklyn Navy Yard (b)	134	165	139
Gas Transportation and Storage (c)	372	386	393
Total	$546	$596	$552
CECONY
Astoria Generating Company (a)	$40	$45	$20
Brooklyn Navy Yard (b)	134	165	139
Gas Transportation and Storage (c)	327	340	347
Total	$501	$550	$506
(a) Capacity purchase agreements with terms ending in 2023 through 2025.
(b) Contract for plant output, which started in 1996 and ends in 2036.
(c) Contracts for various counterparties and terms extending through 2044.

146	CON EDISON ANNUAL REPORT 2023

Note J – Leases
The Companies lease land, office buildings, equipment and access rights to support electric transmission facilities. The Companies recognize lease right-of-use assets and lease liabilities on their consolidated balance sheets for virtually all of their leases (other than leases that meet the definition of a short-term lease, the expense for which was immaterial). A lease right-of-use asset represents a right to use an identifiable underlying asset and obtain substantially all of the economic benefits from the use of that asset for the lease term. A lease liability represents an obligation to make lease payments arising from the lease. Leases are classified as either operating leases or finance leases. Operating leases of the Utilities are included in operating lease right-of-use asset and operating lease liabilities on the Companies’ consolidated balance sheets. Operating leases of the Clean Energy businesses are included in assets held for sale and liabilities held for sale on Con Edison's consolidated balance sheet as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X. Finance leases are included in other noncurrent assets, other current liabilities and other noncurrent liabilities. The Utilities, as regulated entities, are permitted to continue to recognize expense for operating leases using the timing that conforms to the regulatory rate treatment as rental payments are recovered from our customers and to account the same way for finance leases.

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

Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Con Edison (a)			CECONY
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
Operating lease cost	$70	$88	$86	$66	$67	$66
Operating lease cash flows	$68	$83	$80	$65	$64	$63
(a)Amounts for Con Edison include amounts for the Clean Energy Businesses through February 2023. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.

As of December 31, 2023, 2022, and 2021, assets recorded as finance leases for Con Edison were $2 million for each year and the accumulated amortization associated with such finance leases were $2 million, $5 million, and $4 million, respectively. As of December 31, 2023, 2022, and 2021, assets recorded as finance leases for CECONY were $1 million for each year and the accumulated amortization associated with such finance leases were $2 million for each year.

For the years ended December 31, 2023, 2022, and 2021, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for lease obligations for Con Edison and CECONY were $11 million for the year ended December 31, 2023 and $79 million and $68 million, respectively, for the year ended December 31, 2022 of which $10 million for Con Edison related to the Clean Energy Businesses. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.

Other information related to leases for Con Edison and CECONY at December 31, 2023 and 2022 was as follows:

CON EDISON ANNUAL REPORT 2023	147

	Con Edison		CECONY
	2023	2022	2023	2022
Weighted Average Remaining Lease Term:
Operating leases, (a) (b)	11.4 years	12.3 years	11.4 years	12.4 years
Finance leases	6.6 years	7.2 years	2.7 years	2.3 years
Weighted Average Discount Rate:
Operating leases, (a) (b)	3.7%	3.7%	3.7%	3.7%
Finance leases	3.0%	1.9%	3.1%	1.0%
(a)Amounts for Con Edison in 2022 exclude operating leases of the Clean Energy Businesses, inclusive of Broken Bow II, that were classified as held for sale as of December 31, 2022. Including the operating leases of the Clean Energy Businesses would result in a weighted average remaining lease term of 18.3 years and a weighted average discount rate of 4.4 percent as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
(b)Amounts for Con Edison in 2023 exclude the operating lease of Broken Bow II, that was classified as held for sale as of December 31, 2023. Including the operating lease of Broken Bow II would result in a weighted average remaining lease term of 11.6 years and a weighted average discount rate of 3.8 percent as of December 31, 2023. See Note W and Note X.
Future minimum lease payments under non-cancellable leases at December 31, 2023 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending December 31, (b)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2024	$67	$1	$66	$1
2025	66	—	66	—
2026	66	—	66	—
2027	65	—	65	—
2028	60	—	60	—
All years thereafter	365	1	365	—
Total future minimum lease payments	$689	$2	$688	$1
Less: imputed interest	(144)	—	(143)	—
Total	$545	$2	$545	$1
Reported as of December 31, 2023
Operating lease liabilities (current) (a)	$116	$—	$116	$—
Operating lease liabilities held for sale (current)	2	—	—	—
Operating lease liabilities (noncurrent) (a)	429	—	429	—
Operating lease liabilities held for sale (noncurrent)	5	—	—	—
Other current liabilities	—	1	—	1
Other noncurrent liabilities	—	1	—	—
Total	$552	$2	$545	$1
(a)Amounts exclude operating lease liabilities of Broken Bow II ($7 million) that are classified as current and noncurrent liabilities held for sale on Con Edison's consolidated balance sheet as of December 31, 2023. See Note X.
(b)Amounts exclude operating lease future minimum lease payments of Broken Bow II, of $3 million in total for years ended December 31, 2024 through 2028, and $10 million for all years thereafter, and imputed interest of $6 million.
The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the years ended December 31, 2023 and 2022.

148	CON EDISON ANNUAL REPORT 2023

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

Con Edison has recorded goodwill related to the O&R merger and the acquisition of a portion of Honeoye. Further, included within Con Edison's assets held for sale as of December 31, 2022 is goodwill related to the acquisitions of a residential solar company and a battery storage company by the Clean Energy Businesses. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.

In 2023 and 2022, Con Edison completed quantitative and qualitative impairment tests, respectively, for its goodwill of $406 million related to the O&R merger and determined that it was not impaired. For the impairment test, $245 million and $161 million of goodwill were allocated to CECONY and O&R, respectively. In 2021, Con Edison determined, based on a discounted cash flow analysis, that $7 million of goodwill was impaired related to Honeoye, $5 million of which was attributed to Con Edison Transmission and $2 million of which was attributed to CECONY. The remaining goodwill attributable to Honeoye was not material at December 31, 2023 or 2022. No other impairments or triggering events were identified for Con Edison's goodwill for the years ending December 31, 2023, 2022 or 2021.

Estimates of future cash flows, projected growth rates, and discount rates inherent in the cash flow estimates for Con Edison subsidiaries other than the Utilities may vary significantly from actual results, which could result in a future impairment of goodwill.

Note L – Income Tax

The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
State
Current	$179	$5	$14	$(102)	$—	$1
Deferred	6	324	79	246	110	106
Federal
Current	176	58	43	(95)	170	121
Deferred	237	117	61	311	(23)	21
Amortization of investment tax credits	(111)	(6)	(7)	(2)	(2)	(3)
Total income tax expense	$487	$498	$190	$358	$255	$246

CON EDISON ANNUAL REPORT 2023	149

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

	Con Edison			CECONY
(% of Pre-tax income)	2023	2022	2021	2023	2022	2021
STATUTORY TAX RATE
Federal	21%	21%	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income taxes, net of federal income taxes	5	6	4	5	5	5
Taxes attributable to noncontrolling interests	—	1	3	—	—	—
Cost of removal	1	1	2	2	1	1
Other plant-related items	—	—	(1)	(1)	(1)	(1)
Amortization of excess deferred federal income taxes	(6)	(9)	(12)	(8)	(10)	(11)
Renewable energy credits	—	(2)	(2)	—	—	—
Research and development credits	—	—	(1)	—	—	—
Other	—	—	—	(1)	—	—
Impacts from the sale of the Clean Energy Businesses:
Changes in state apportionments, net of federal income taxes	(1)	6	—	—	—	—
Deferred unamortized ITC recognized on sale of subsidiary	(4)	—	—	—	—	—
Effective tax rate	16%	24%	14%	18%	16%	15%

Con Edison’s effective tax rate decreased 8 percent in 2023 primarily due to tax benefits from the recognition of deferred unamortized investment tax credits and the absence of the remeasurement of state deferred income taxes on the announced sale of the Clean Energy Businesses recognized in 2022, offset in part by higher income before income tax expense in 2023 due to the gain on the sale of the Clean Energy Businesses and lower renewable energy tax credits due to the sale.

150	CON EDISON ANNUAL REPORT 2023

On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses, which was accounted for as a stock sale for GAAP purposes and a deemed sale of assets and liquidation for tax purposes. Con Edison's pre-tax gain on the sale of the Clean Energy Businesses was $865 million ($767 million, net of tax) for the year ended December 31, 2023. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests and a deferred project, that were treated as distributions to Con Edison. See Note W and Note X.

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Deferred tax liabilities:
Property basis differences	$8,542	$8,770	$8,001	$7,475
Regulatory Assets:
System peak reduction and energy efficiency programs	297	220	291	219
Environmental remediation costs	310	278	287	254
Other regulatory assets	632	561	577	501
Unrecognized pension and other postretirement costs	—	22	—	22
Pensions and retiree benefits – asset	918	917	894	894
Operating lease right-of-use asset	154	230	153	163
Equity investments	—	26	—	—
Total deferred tax liabilities	$10,853	$11,024	$10,203	$9,528
Deferred tax assets:
Regulatory liabilities:
Unrecognized pension and other postretirement costs	265	447	244	431
Future income tax	427	489	394	454
Other regulatory liabilities	844	860	744	739
Tax credits carryforward	270	767	—	—
Loss carryforwards	7	117	—	24
Valuation allowance	(7)	(18)	—	—
Superfund and other environmental costs	314	280	288	254
Operating lease liabilities	154	233	153	162
Pensions and retiree benefits – liability	167	162	153	148
Asset retirement obligations	146	153	146	140
Equity investments	98	—	—	—
Other	125	14	108	45
Total deferred tax assets	2,810	3,504	2,230	2,397
Net deferred tax liabilities	$8,043	$7,520	$7,973	$7,131
Unamortized investment tax credits	26	121	11	13
Net deferred tax liabilities and unamortized investment tax credits	$8,069	$7,641	$7,984	$7,144

At December 31, 2023, Con Edison has $270 million in general business tax credit carryovers (primarily renewable energy tax credits). If unused, these general business tax credit carryovers will begin to expire in 2038. A deferred tax asset for these tax attribute carryforwards was recorded, and no valuation allowance was provided, as it is more likely than not that the deferred tax asset will be realized.

At December 31, 2023, Con Edison has a deferred tax asset on its New York City net operating loss carryforward of $8 million that will begin to expire, if unused, in 2035. Con Edison recorded a full valuation allowance against this deferred tax asset as it is not more likely than not that the deferred tax assets will be realized.

At December 31, 2022, the Clean Energy Businesses had a deferred tax asset on non New York net operating losses of $43 million, with a valuation allowance of $9 million against the deferred tax assets. During the year ended December 31, 2023, $26 million of deferred tax assets on state net operating losses were utilized as a result of the sale of the Clean Energy Businesses with $17 million of deferred taxes remaining which are not expected to be utilized. Con Edison has written off the $17 million and the related $9 million valuation allowance as these deferred tax assets will not be realized due to the sale of the Clean Energy Businesses.

CON EDISON ANNUAL REPORT 2023	151

In April 2023, the IRS released Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether certain expenditures to maintain, repair, replace, or improve natural gas transmission and distribution property must be capitalized as improvements by the taxpayer or currently deducted for federal income tax purposes. This revenue procedure also provides procedures for taxpayers to obtain automatic consent to change their method of accounting to the safe harbor method of accounting permitted by this revenue procedure. Con Edison recorded an increase in accumulated plant-related deferred tax liabilities of $228 million ($204 million for CECONY) to reflect the cumulative impact of this change in accounting method for the Utilities.

In May 2023, New York State passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for another three-year period, through tax year 2026, for taxpayers with taxable income greater than $5 million. The law also temporarily extended the business capital tax through tax year 2026, not to exceed an annual maximum tax liability of $5 million per taxpayer, with a corporation paying the higher of its franchise or income tax liability during the same period. New York State also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. As a result of the sale of the Clean Energy Businesses in 2023, Con Edison has New York State taxable income in excess of $5 million after using its entire New York State Net Operating Loss carryforward, and therefore, the group is subject to the higher 7.25 percent rate (9.425 percent with the surcharge rate) on its taxable income for tax year 2023. As a result of this legislation, CECONY remeasured its deferred tax assets and liabilities that would reverse before 2027 and recorded state deferred income tax expense (net of federal benefit) and an increase in accumulated deferred tax liabilities of $10 million for the year ended December 31, 2023.
Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

	Con Edison			CECONY
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
Balance at January 1,	$23	$17	$14	$8	$5	$3
Additions based on tax positions related to the current year	8	3	3	4	2	2
Additions based on tax positions of prior years	3	6	2	1	1	1
Reductions for tax positions of prior years	(11)	(1)	(2)	(6)	—	(1)
Settlements	(12)	(2)	—	—	—	—
Balance at December 31,	$11	$23	$17	$7	$8	$5

At December 31, 2023, the estimated uncertain tax positions for Con Edison was $11 million ($7 million for CECONY). For the year ended December 31, 2023, Con Edison recognized $8 million ($4 million for CECONY) of income tax expense related to current year positions, and recognized a tax benefit of $8 million ($5 million for CECONY) related to positions in prior years. In 2023, Con Edison settled with the IRS on the research and development credits related to the Clean Energy Businesses for the 2020-2021 tax years resulting in a reduction in the liability for general business credit carryovers of $12 million, for which an uncertain tax position had previously been recorded. In addition, CECONY reversed $6 million in uncertain tax positions related to the same tax years that reduced its effective tax rate. Con Edison and CECONY reasonably expect to resolve within the next twelve months approximately $3 million of various federal uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce their effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $11 million ($10 million, net of federal taxes) with $7 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2023, 2022 and 2021, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax

152	CON EDISON ANNUAL REPORT 2023

positions in their consolidated income statements. At December 31, 2023 and December 31, 2022, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

In October 2023, Con Edison reached a settlement with New York State and closed its open examinations for the 2010-2014 tax years and paid $6 million in interest and $4 million in income taxes after applying the remaining $12 million of a special deposit made in 2013.

Con Edison’s federal tax return for 2022 remains under examination. State and local tax returns remain open for examination in New York State for tax years 2015 through 2022, in New Jersey for tax years 2019 through 2022 and in New York City for tax years 2019 through 2022.

Note M – Revenue Recognition
The following table presents, for the years ended December 31, 2023, 2022 and 2021, revenue from contracts with customers as defined in Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	2023			2022			2021
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$9,946	$132	$10,078	$9,917	$(166)	$9,751	$8,736	$70	$8,806
Gas	2,867	(38)	2,829	2,875	49	2,924	2,324	54	2,378
Steam	551	18	569	584	9	593	519	13	532
Total CECONY	$13,364	$112	$13,476	$13,376	$(108)	$13,268	$11,579	$137	$11,716
O&R
Electric	740	19	759	771	2	773	691	(10)	681
Gas	286	11	297	306	6	312	265	(5)	260
Total O&R	$1,026	$30	$1,056	$1,077	$8	$1,085	$956	$(15)	$941
Clean Energy Businesses (c)
Renewables	68	—	68	637	—	637	638	—	638
Energy services	7	—	7	317	—	317	234	—	234
Develop/Transfer Projects	7	—	7	44	—	44	45	—	45
Other	—	47	47	—	321	321	—	105	105
Total Clean Energy Businesses	$82	$47	$129	$998	$321	$1,319	$917	$105	$1,022
Con Edison Transmission	4	—	4	4	—	4	4	—	4
Other (b)	—	(2)	(2)	—	(6)	(6)	—	(7)	(7)
Total Con Edison	$14,476	$187	$14,663	$15,455	$215	$15,670	$13,456	$220	$13,676
(a) For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their NY electric and gas rate plans (see "Rate Plans" in Note B) and for 2021 recognition of late payment charges and fees that were not billed (LPCs) for the year ended December 31, 2021 and for which recovery was granted by the NYSPSC. See "COVID-19 Regulatory Matters" in Note B and "Utilities' Assessment of Late Payment Charges" below. The amount of revenue recognized under such alternative revenue programs for 2021 includes $48 million, $34 million and $74 million for CECONY's revenue decoupling mechanisms, net EAMs, and LPCs, respectively, and $(18) million, $2 million and $4 million for O&R's revenue decoupling mechanisms, net EAMs, and LPCs, respectively. For the Clean Energy Businesses, this included revenue from wholesale services. For the Clean Energy Businesses, this includes revenue from wholesale services. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
(b) Other includes the parent company, Con Edison's tax equity investments, the deferred project held for sale and consolidated adjustments. See Note X.
(c) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.

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

CON EDISON ANNUAL REPORT 2023	153

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

The Clean Energy Businesses recognized revenue for the sale of energy from renewable electric projects as energy was generated and billed to counterparties; accrued revenues at the end of each month for energy generated but not yet billed to counterparties; and recognized revenue as energy was delivered and services were provided for managing energy supply assets leased from others and managing the dispatch, fuel requirements and risk management activities for generating plants and merchant transmission in the northeastern United States. The Clean Energy Businesses also recognized revenue for providing energy-efficiency services to government and commercial customers, and recognized revenue for engineering, procurement and construction services, under the percentage-of-completion method of revenue recognition. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
Use of the Percentage-of-Completion Method
Sales and profits on each percentage-of-completion contract at the Clean Energy Businesses were recorded each month based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative revenues recognized in prior periods (the ‘‘cost-to-cost’’ method). The impact of revisions of contract estimates, which may have resulted from contract modifications, performance or other reasons, were recognized on a cumulative catch-up basis in the period in which the revisions were made. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.

	2023				2022			2021
(Millions of Dollars)	Unbilled contract revenue (a)		Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$80		$3		$35	$7		$11	$41
Additions (c)	2		—		324	—		242	—
Subtractions (c)	78		3	(d)	279	4	(d)	218	34	(d)
Ending balance as of December 31,	$4	(e)	$—		$80	$3		$35	$7
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
(d)Of the subtractions from unearned revenue, $3 million, $4 million and $34 million were included in the balances as of January 1, 2023, 2022, and 2021, respectively.
(e)Following the sale of the Clean Energy Businesses, Con Edison received substantially all contract revenue, net of certain costs incurred, for a battery storage project located in Imperial County, California. See Note W.

154	CON EDISON ANNUAL REPORT 2023

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

On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X. The Clean Energy Businesses’ customer accounts receivable balance generally reflected the management of energy supply assets, energy-efficiency services to government and commercial customers, and the engineering, procurement, and construction services of renewable energy projects. The Clean Energy Businesses calculated an allowance for uncollectible accounts related to their energy services customers based on an aging and customer-specific analysis. The amount of such reserves was not material at December 31, 2022. The Clean Energy Businesses were classified as held for sale as of December 31, 2022.

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

Starting in 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases to the allowance for customer uncollectible accounts for Con Edison and CECONY were $38 million and $39 million, respectively, for the year ended December 31, 2023. The increases to the allowance for uncollectible accounts for Con Edison and CECONY were $5 million and $10 million for the year ended December 31, 2022.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.

The table below presents a rollforward by major portfolio segment type for the years ended December 31, 2023, 2022 and 2021:

CON EDISON ANNUAL REPORT 2023	155

	For the Year Ended December 31,
	Con Edison						CECONY
	Accounts receivable - customers			Other receivables			Accounts receivable - customers			Other receivables
(Millions of Dollars)	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Allowance for credit losses
Beginning Balance at January 1,	$322	$317	$148	$10	$22	$7	$314	$304	$138	$7	$19	$4
Recoveries	14	17	14	—	—	1	12	16	12	—	—	1
Write-offs	(138)	(103)	(91)	(5)	(6)	(2)	(131)	(94)	(86)	(3)	(4)	(1)
Reserve adjustments	162	91	246	8	(6)	16	158	88	240	5	(8)	15
Ending Balance December 31,	$360	$322	$317	$13	$10	$22	$353	$314	$304	$9	$7	$19

Note O – Stock-Based Compensation
The Companies may compensate employees and directors with, among other things, stock options, stock units, restricted stock units and contributions to the stock purchase plan. Long Term Incentive Plans that were approved by Con Edison’s shareholders in 2003 (2003 LTIP), 2013 (2013 LTIP), and 2023 (2023 LTIP) are collectively referred to herein as the LTIP. The LTIP provides for, among other things, awards to employees of restricted stock units and stock options and, to Con Edison’s non-employee directors, stock units. Existing awards under the 2003 LTIP and the 2013 LTIP continue in effect, however no new awards may be issued under either plan. The 2023 LTIP provides for awards for up to ten million shares of common stock.

During the years ended December 31, 2023, 2022, and 2021, equity awards were granted under the 2013 LTIP. Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new shares (authorized, but unissued) or treasury shares (existing treasury shares or shares purchased in the open market). The shares used during the year ended December 31, 2023 were new shares. The Companies intend to use new shares to fulfill their stock-based compensation obligations for 2024.
The Companies recognized stock-based compensation expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the years ended December 31, 2023, 2022 and 2021:

	Con Edison			CECONY
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
Performance-based restricted stock	$41	$52	$23	$36	$43	$19
Time-based restricted stock	2	2	2	2	2	2
Non-employee director deferred stock compensation	3	3	3	3	3	3
Stock purchase plan	7	7	7	7	6	7
Total	$53	$64	$35	$48	$54	$31
Income tax benefit	$15	$18	$10	$13	$15	$9
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

156	CON EDISON ANNUAL REPORT 2023

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

	2023	2022	2021
Risk-free interest rate (a)	4.06% - 4.64%	4.41% - 4.73%	0.39% -0.73%
Expected term (b)	3 years	3 years	3 years
Expected share price volatility (c)	17.88% - 19.92%	19.65% - 21.77%	17.25% - 31.42%
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
A summary of changes in the status of the Performance RSUs’ TSR and non-TSR portions during the year ended December 31, 2023 is as follows:

	Con Edison			CECONY
		Weighted Average Grant Date Fair Value (a)			Weighted Average Grant Date Fair Value (a)
	Units	TSR Portion (b)	Non-TSR Portion (c)	Units	TSR Portion (b)	Non-TSR Portion (c)
Non-vested at December 31, 2022	865,091	$80.02	$80.04	647,826	$79.89	$80.16
Granted	266,200	91.93	90.93	204,466	92.27	91.34
Vested	(264,568)	79.69	89.62	(205,078)	79.40	88.75
Forfeited	(28,420)	86.23	82.22	(8,741)	85.24	81.02
Non-vested at December 31, 2023	838,303	$83.70	$80.40	638,473	$83.94	$80.97
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
The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding at December 31, 2023 is $38 million, including $34 million for CECONY, and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY. Con Edison and CECONY paid cash of $21 million and $19 million in 2023, $10 million and $9 million in 2022, and $8 million and $7 million in 2021, respectively, to settle vested Performance RSUs.
In accordance with the accounting rules for stock compensation, for time-based awards, the Companies accrue a liability and recognize compensation expense based on the market value of a common share throughout the vesting period. The vesting period for awards is three years and is based on the officer or employee’s continuous service to Con Edison. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income.
A summary of changes in the status of time-based awards during the year ended December 31, 2023 is as follows:

CON EDISON ANNUAL REPORT 2023	157

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	180,588	$84.69	147,415	$85.10
Granted	198,600	92.93	166,539	93.38
Vested	(19,950)	78.00	(18,550)	78.00
Forfeited	(14,037)	87.26	(6,341)	88.47
Non-vested at December 31, 2023	345,201	$89.71	289,063	$90.25
The total expense to be recognized by Con Edison in future periods for unvested time-based awards outstanding at December 31, 2023 is $12 million, including $12 million for CECONY, and is expected to be recognized over a weighted average period of two years. Con Edison and CECONY paid cash of $2 million in 2023 and 2022, and $1 million in 2021, to settle vested time-based awards.
Under the LTIP, each non-employee director receives stock units, which are deferred until the director’s separation from service or another date specified by the director. Each director may also elect to defer all or a portion of their cash compensation into additional stock units, which are deferred until the director’s termination of service or another date specified by the director. Non-employee directors’ stock units issued under the LTIP are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the year ended December 31, 2023, approximately 29,000 units were issued at a weighted average grant date price of $94.78.
Stock Purchase Plan
The Stock Purchase Plans, which were approved by shareholders in 2004 and 2014 (collectively, the Plan), provide for the Companies to contribute up to $1 for each $9 invested by their directors, officers or employees to purchase Con Edison common stock under the Plan. Eligible participants may invest up to $25,000 during any calendar year (subject to an additional limitation for officers and employees of not more than 20 percent of their pay). Dividends paid on shares held under the Plan are reinvested in additional shares unless otherwise directed by the participant.
Participants in the Plan immediately vest in shares purchased by them under the Plan. Prior to September 1, 2020, the fair value of the shares of Con Edison common stock purchased under the Plan was calculated using the average of the high and low composite sale prices at which shares were traded at the New York Stock Exchange on the trading day immediately preceding such purchase dates. During 2020, the Plan was amended and as a result of the amendment, the fair value of the shares of Con Edison common stock purchased after September 1, 2020 under the Plan was calculated using the closing price at which shares were traded on the New York Stock Exchange on the last business day of the month for all shares purchased during the month. During 2023, 2022 and 2021, 751,702, 744,932 and 957,866 shares were purchased under the Plan at a weighted average price of $91.80, $91.59 and $73.38 per share, respectively.

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

158	CON EDISON ANNUAL REPORT 2023

Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided.
The financial data for the business segments are as follows:

As of and for the Year Ended December 31, 2023 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income Tax Expense	Total assets	Capital expenditures
CECONY
Electric	$10,078	$18	$1,395	$1,568	$564	$674	$217	$42,226	$2,909
Gas	2,829	8	429	682	122	227	159	16,343	1,046
Steam	569	74	100	(73)	46	44	(18)	3,031	128
Consolidation adjustments	—	(100)	—	—	—	—	—	—	—
Total CECONY	$13,476	$—	$1,924	$2,177	$732	$945	$358	$61,600	$4,083
O&R
Electric	$759	$—	$76	$85	$37	$32	$20	$2,329	$211
Gas	297	—	30	41	12	19	8	1,346	85
Total O&R	$1,056	$—	$106	$126	$49	$51	$28	$3,675	$296
Clean Energy Businesses (a)	$129	$—	$—	$37	$1	$16	$3	$—	$81
Con Edison Transmission	4	—	1	(9)	62	2	14	414	49
Other (b)	(2)	—	—	865	(14)	9	84	642	—
Total Con Edison	$14,663	$—	$2,031	$3,196	$830	$1,023	$487	$66,331	$4,509

As of and for the Year Ended December 31, 2022 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income Tax Expense	Total assets	Capital expenditures
CECONY
Electric	$9,751	$19	$1,315	$1,496	$259	$582	$134	$39,153	$2,522
Gas	2,924	8	367	660	52	198	140	15,361	1,128
Steam	593	76	96	(21)	21	42	(19)	2,931	108
Consolidation adjustments	—	(103)	—	—	—	—	—	—	—
Total CECONY	$13,268	$—	$1,778	$2,135	$332	$822	$255	$57,445	$3,758
O&R
Electric	$773	$—	$71	$94	$17	$29	$17	$2,247	$167
Gas	312	—	27	42	6	17	8	1,264	76
Total O&R	$1,085	$—	$98	$136	$23	$46	$25	$3,511	$243
Clean Energy Businesses (a)	$1,319	$—	$178	$368	$3	$(35)	$84	$7,224	$399
Con Edison Transmission	4	—	1	(10)	19	5	5	314	65
Other (b)	(6)	—	1	(5)	(51)	14	129	571	—
Total Con Edison	$15,670	$—	$2,056	$2,624	$326	$852	$498	$69,065	$4,465

CON EDISON ANNUAL REPORT 2023	159

As of and for the Year Ended December 31, 2021 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Depreciation and amortization	Operating income	Other Income (deductions)	Interest charges	Income Tax Expense	Total assets	Capital expenditures
CECONY
Electric	$8,806	$18	$1,286	$1,802	$(84)	$542	$146	$36,260	$2,189
Gas	2,378	8	326	646	(16)	179	109	13,748	1,126
Steam	532	74	93	12	(8)	41	(9)	2,647	103
Consolidation adjustments	—	(100)	—	—	—	—	—	—	—
Total CECONY	$11,716	$—	$1,705	$2,460	$(108)	$762	$246	$52,655	$3,418
O&R
Electric	$681	$—	$69	$100	$(8)	$27	$14	$2,123	$147
Gas	260	—	26	50	(4)	15	7	1,169	70
Total O&R	$941	$—	$95	$150	$(12)	$42	$21	$3,292	$217
Clean Energy Businesses (a)	$1,022	$—	$231	$236	$(10)	$68	$44	$6,554	$298
Con Edison Transmission	4	—	1	(16)	(407)	9	(114)	249	31
Other (b)	(7)	—	—	(4)	(1)	24	(7)	366	—
Total Con Edison	$13,676	$—	$2,032	$2,826	$(538)	$905	$190	$63,116	$3,964
(a)The Clean Energy Businesses were classified as held for sale as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. As a result of this sale, the Clean Energy Businesses are no longer a principal segment. See Note W and Note X.
(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments.

Note Q – Derivative Instruments and Hedging Activities
Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. These are economic hedges, for which the Utilities do not elect hedge accounting. The Companies use economic hedges to manage commodity price risk in accordance with provisions set by state regulators. The volume of hedging activity at the Utilities depends upon the forecasted volume of physical commodity supply to meet customer needs, and program costs or benefits are recovered from or credited to full-service customers, respectively. Derivatives are recognized on the consolidated balance sheet at fair value (see Note R), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.

160	CON EDISON ANNUAL REPORT 2023

The fair values of the Companies’ derivatives, including the offsetting of assets and liabilities, on the consolidated balance sheet at December 31, 2023 and 2022 were:

(Millions of Dollars)	2023				2022
Balance Sheet Location	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)		Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$83	$(38)	$45	(b)	$378	$(332)	$46	(b)
Noncurrent	77	(29)	48		193	(108)	85
Total fair value of derivative assets held and used	$160	$(67)	$93		$571	$(440)	$131
Current - assets held for sale (d)	—	—	—		93	(8)	85	(c)
Noncurrent - assets held for sale (d)	—	—	—		83	11	94	(c)
Total fair value of derivative assets	$160	$(67)	$93		$747	$(437)	$310
Fair value of derivative liabilities
Current	$(230)	$52	$(178)	(b)	$(198)	$166	$(32)	(b)
Noncurrent	(154)	33	(121)		(49)	36	(13)
Total fair value of derivative liabilities held and used	$(384)	$85	$(299)		$(247)	$202	$(45)
Current - liabilities held for sale (d)	—	—	—		(31)	6	(25)
Noncurrent - liabilities held for sale (d)	—	—	—		(3)	(8)	(11)
Total fair value of derivative liabilities	$(384)	$85	$(299)		$(281)	$200	$(81)
Net fair value derivative assets/(liabilities)	$(224)	$18	$(206)		$466	$(237)	$229
CECONY
Fair value of derivative assets
Current	$78	$(35)	$43	(b)	$350	$(312)	$38	(b)
Noncurrent	76	(27)	49		176	(96)	80
Total fair value of derivative assets	$154	$(62)	$92		$526	$(408)	$118
Fair value of derivative liabilities
Current	$(217)	$48	$(169)	(b)	$(189)	$160	$(29)
Noncurrent	(139)	31	(108)		(43)	34	(9)
Total fair value of derivative liabilities	$(356)	$79	$(277)		$(232)	$194	$(38)
Net fair value derivative assets/(liabilities)	$(202)	$17	$(185)		$294	$(214)	$80

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
(b)At December 31, 2023, margin deposits for Con Edison and CECONY of $7 million and $6 million, respectively were classified as derivative assets and $(15) million and $(10) million, respectively were classified as derivative liabilities on the consolidated balance sheet, but not included in the table. At December 31, 2022, margin deposits for Con Edison and CECONY of $13 million were classified as derivative assets, and $(10) million and $(6) million, respectively were classified as derivative liabilities on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.
(c)Includes amounts for interest rate swaps of $31 million in current assets and $75 million in noncurrent assets. At December 31, 2022, the Clean Energy Businesses had interest rate swaps with notional amounts of $982 million. The expiration dates of the swaps ranged from 2025-2041.
(d)Amounts represent derivative assets and liabilities included in current assets and current liabilities held for sale, respectively, on Con Edison's consolidated balance sheet as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.

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

CON EDISON ANNUAL REPORT 2023	161

The Clean Energy Businesses recorded realized and unrealized gains and losses on their derivative contracts in gas purchased for resale and non-utility revenue in the reporting period in which they occurred. The Clean Energy Businesses recorded changes in the fair value of their interest rate swaps in other interest expense at the end of each reporting period. Management believes that these derivative instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and interest rates. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the years ended December 31, 2023 and 2022:

		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2023	2022	2023	2022
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$(236)	$168	$(216)	$155
Noncurrent	Regulatory liabilities	(96)	83	(81)	75
Total deferred gains/(losses)		$(332)	$251	$(297)	$230
Current	Regulatory assets	$(85)	$(43)	$(76)	$(44)
Current	Recoverable energy costs	(563)	408	(533)	372
Noncurrent	Regulatory assets	(132)	19	(122)	19
Total deferred or recognized gains/(losses)		$(780)	$384	$(731)	$347
Net deferred or recognized gains/(losses) (a)		$(1,112)	$635	$(1,028)	$577
	Income Statement Location
Pre-tax gain/(loss) recognized in income
	Gas purchased for resale	$4	$5	$—	$—
	Non-utility revenue	17	—	—	—
	Other operations and maintenance expense	—	4	—	4
	Other interest expense (b)	5	159	—	—
Total pre-tax gain/(loss) recognized in income		$26	$168	$—	$4

(a)    Unrealized net deferred gains on electric and gas derivatives for the Utilities decreased as a result of lower electric and gas commodity prices during the year ended December 31, 2023. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.
(b)    Comprised of amounts related to interest rate swaps of the Clean Energy Businesses. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at December 31, 2023:

	Electric Energy (MWh) (a)(b)	Capacity (MW) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	34,892,535	44,400	325,690,000	3,780,000
CECONY	32,315,225	34,500	306,700,000	3,780,000

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

162	CON EDISON ANNUAL REPORT 2023

At December 31, 2023, Con Edison and CECONY had $92 million and $90 million of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral, respectively. Con Edison’s net credit exposure consisted of $83 million with non-investment grade/non-rated counterparties, $2 million with investment-grade counterparties, and $7 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $83 million with non-investment grade/non-rated counterparties, $1 million with investment-grade counterparties, and $6 million with commodity exchange brokers.
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
The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at December 31, 2023:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$302	$280
Collateral posted	280	280
Additional collateral (b) (downgrade one level from current ratings)	41	24
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	147	117

(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $3 million at December 31, 2023. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At December 31, 2023, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $16 million.

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

CON EDISON ANNUAL REPORT 2023	163

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
For information on the measurement of Con Edison's investment in MVP, which was measured at fair value on a non-recurring basis, see Note A. Assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022 are summarized below.

	2023					2022
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total	Level 1	Level 2	Level 3	Netting Adjustment (e)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$6	$146	$2	$(54)	$100	$84	$476	$2	$(420)	$142
Commodity held for sale (g)	—	—	—	—	—	6	34	31	2	73
Interest rate swaps (a)(b)(c)(f) (g)	—	—	—	—	—	—	106	—	—	106
Other (a)(b)(d)	505	118	—	—	623	437	116	—	—	553
Total assets	$511	$264	$2	$(54)	$723	$527	$732	$33	$(418)	$874
Derivative liabilities:
Commodity (a)(b)(c)	$22	$347	$10	$(65)	$314	$18	$204	$16	$(184)	$54
Commodity held for sale (g)	—	—	—	—	—	8	24	2	2	36
Total liabilities	$22	$347	$10	$(65)	$314	$26	$228	$18	$(182)	$90
CECONY
Derivative assets:
Commodity (a)(b)(c)	$6	$143	$1	$(52)	$98	$83	$434	$2	$(388)	$131
Other (a)(b)(d)	488	113	—	—	601	422	110	—	—	532
Total assets	$494	$256	$1	$(52)	$699	$505	$544	$2	$(388)	$663
Derivative liabilities:
Commodity (a)(b)(c)	$20	$326	$6	$(65)	$287	$18	$198	$8	$(180)	$44

(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $9 million and $6 million of derivative liabilities, respectively, transferred from level 3 to level 2 during the year ended December 31, 2023 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2023 to less than three years as of December 31, 2023. Con Edison and CECONY had an immaterial amount of commodity derivative liabilities and $10 million and $9 million of commodity derivative assets, respectively, transferred from level 3 to level 2 during the year ended December 31, 2022 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2022 to less than three years as of December 31, 2022.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2023 and 2022, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.

164	CON EDISON ANNUAL REPORT 2023

(d)Other assets: Level 1 assets are comprised primarily of mutual/commingled funds, and Level 2 assets are comprised primarily of the cash value of life insurance contracts.
(e)Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions and cash collateral held or placed with the same counterparties.
(f)See Note Q.
(g)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
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

	Fair Value of Level 3 at December 31, 2023
	(Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison — Commodity
Electricity	$(8)	Discounted Cash Flow	Forward capacity prices (a)	$1.90 - $11.75 per kW-month
Transmission Congestion Contracts	immaterial	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(0.33) - $2.20 per MWh
Total Con Edison - Commodity	$(8)
CECONY — Commodity
Electricity	$(5)	Discounted Cash Flow	Forward capacity prices (a)	$1.90 - $11.75 per kW-month
Transmission Congestion Contracts	immaterial	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(0.33) - $2.20 per MWh
Total CECONY — Commodity	$(5)

(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2023 and 2022 and classified as Level 3 in the fair value hierarchy:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Beginning balance as of January 1,	$15	$(11)	$(6)	$(7)
Included in earnings	(4)	(11)	(2)	(5)
Included in regulatory assets and liabilities	33	11	31	10
Settlements	4	11	2	5
Changes in level 3 assets and liabilities held for sale (a)	—	25	—	—
Decrease due to the sale of the Clean Energy Businesses (a)	(29)	—	—	—
Transfer out of level 3	(27)	(10)	(30)	(9)
Ending balance as of December 31,	$(8)	$15	$(5)	$(6)
(a)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities are reported in non-utility revenues ($17 million loss and $26 million gain) on the consolidated income statement for the years ended December 31, 2023 and 2022, respectively. On March 1, 2023, Con Edison

CON EDISON ANNUAL REPORT 2023	165

completed the sale of all of the stock of the Clean Energy Businesses and amounts for 2023 are shown through the date of sale. See Note W and Note X.
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
CECONY
CECONY has an ongoing long-term electricity purchase agreement with Brooklyn Navy Yard Cogeneration Partners, LP, a potential VIE. In 2023, a request was made of this counterparty for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. See Note I for information on these electricity purchase agreements; the payments for this contract constitute CECONY's maximum exposure to loss with respect to the potential VIE.

Clean Energy Businesses
Con Edison has determined that the use of Hypothetical Liquidation at Book Value (HLBV) accounting is reasonable and appropriate to attribute income and loss to the tax equity investors for various projects owned by the Clean Energy Businesses. See "Use of Hypothetical Liquidation at Book Value" in Note A. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. In connection with the sale, Con Edison retained a tax equity interest in two renewable electric projects located in Virginia, and in the Crane Solar Project (collectively, the "Retained Projects"). Included in the sale were Con Edison's interests in CED Nevada Virginia and the Tax Equity Projects, defined below (collectively, the "Sold Projects"). The HLBV method of accounting resulted in an immaterial amount of income/(loss) for Con Edison and the tax equity investor for the Sold Projects for the year ended December 31, 2023; information for the year ended December 31, 2022 is presented below. See Note W and X.

Retained Projects
Con Edison retained a tax equity interest valued at $20 million in two renewable electric projects located in Virginia that is accounted for as an equity method investment and represents the maximum exposure to loss for this investment. See Note W. The earnings of the projects, once in service, are determined using the HLBV method of accounting and resulted in losses of $14 million ($10 million, after tax) for the year ended December 31, 2023.

Con Edison also retained its $11 million equity interest in the Crane solar project that was valued at $0 as of December 31, 2023 and is accounted for as an equity method investment. See Note W. The earnings of the project are determined using the HLBV method of accounting and were not material for the years ended December 31, 2023 and 2022.

Con Edison is not the primary beneficiary of any Retained Projects since the power to direct the activities that most significantly impact the economics of the renewable electric projects is not held by Con Edison.

Sold Projects
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

166	CON EDISON ANNUAL REPORT 2023

In 2021, a subsidiary of the Clean Energy Businesses entered into an agreement relating to certain projects (CED Nevada Virginia) with a noncontrolling tax equity investor to which a percentage of earnings, tax attributes and cash flows are allocated.

The Tax Equity Projects and CED Nevada Virginia were consolidated entities in which Con Edison had less than a 100 percent membership interest at December 31, 2022 and in which Con Edison has no interest in subsequent to the sale of the Clean Energy Businesses on March 1, 2023. Con Edison was the primary beneficiary since the power to direct the activities that most significantly impact the economics of the Tax Equity Projects and CED Nevada Virginia was held by Con Edison.

The HLBV method of accounting resulted in income/(loss) for Con Edison and the tax equity investors for the years ended December 31, 2022 and 2021 as shown in the table below. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.

	2022		2021
(Millions of Dollars)	CED Nevada Virginia	Tax Equity Projects	CED Nevada Virginia	Tax Equity Projects
Tax equity investor	$(49)	$(11)	$(158)	$6
After tax	(37)	(8)	(119)	4
Con Edison	41	51	155	30
After tax	31	38	117	24

At December 31, 2022, Con Edison’s consolidated balance sheet included the following amounts associated with its consolidated VIEs:

	Tax Equity Projects
	Great Valley Solar (c)(d)	Copper Mountain - Mesquite Solar (c)(e)	CED Nevada Virginia (c)(f)
(Millions of Dollars)	2022	2022	2022
Assets held for sale (a)	$305	$580	$686
Total assets (a)	$305	$580	$686
Liabilities held for sale (b)	$20	$81	$331
Total liabilities (b)	$20	$81	$331
(a)The assets of the Tax Equity Projects and CED Nevada Virginia represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE. Amounts shown for 2022 are included in current assets held for sale on Con Edison's consolidated balance sheet as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X. For the disposal of the noncontrolling interest, see Con Edison's Consolidated Statement of Equity.
(b)The liabilities of the Tax Equity Projects and CED Nevada Virginia represent liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary. Amounts shown for 2022 are included in current liabilities held for sale on Con Edison's consolidated balance sheet as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X. For the disposal of the noncontrolling interest, see Con Edison's Consolidated Statement of Equity.
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

CON EDISON ANNUAL REPORT 2023	167

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
Con Edison recorded asset retirement obligations for the removal of the Clean Energy Businesses’ solar and wind equipment related to projects located on property that is not owned by them and the term of the arrangement is finite including any renewal options. Con Edison did not record asset retirement obligations for the Clean Energy Businesses’ projects that were located on property that was owned by them because they expect that the equipment will continue to generate electricity at these facilities long past the manufacturer’s warranty at minimal operating expense. Therefore, Con Edison was unable to reasonably estimate the retirement date of this equipment. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
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
The following table represents the balance of asset retirement obligations as of December 31, 2023 and 2022, and changes to the obligation for the years then ended:

	Con Edison		CECONY
(Millions of Dollars)	2023	2022	2023	2022
Beginning Balance as of January 1,	$500	$577	$499	$504
ARO held for sale (a)	—	(77)	—	—
Changes in estimated cash flows	76	44	75	43
Accretion expense	17	18	17	14
Liabilities settled	(71)	(62)	(71)	(62)
Ending Balance as of December 31, (b)	$522	$500	$520	$499
(a)The asset retirement obligations of the Clean Energy Businesses (inclusive of those of Broken Bow II) in 2022, and of Broken Bow II in 2023 are reflected in current liabilities held for sale on Con Edison's consolidated balance sheets as of December 31, 2022 and 2023, respectively. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. For 2023, $3 million of asset retirement obligations related to Broken Bow II are not shown in the table above, as they are already excluded from the beginning balance as of January 1, 2023 for Con Edison. See Note A and Note X.

168	CON EDISON ANNUAL REPORT 2023

(b)At December 31, 2023, Con Edison and CECONY recorded reductions of $77 million to the regulatory liability associated with cost of removal to reflect depreciation and interest expense. At December 31, 2022, Con Edison and CECONY recorded reductions of $78 million and $77 million, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense.
Note U – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. See “Dividends” in Note C. As a result, substantially all of the net assets of CECONY and O&R ($19,146 million and $1,062 million, respectively), at December 31, 2023, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries. See “Rate Plans” in Note B.
The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2023, 2022 and 2021 were as follows:

	CECONY (a)
(Millions of Dollars)	2023	2022	2021
Cost of services provided	$146	$135	$137
Cost of services received	82	75	68
(a) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R $82 million, $144 million and $90 million of natural gas for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are net of the effect of related hedging transactions.
At December 31, 2023 and 2022, CECONY's net receivable (payable) to Con Edison for income taxes were $110 million and $(89) million, respectively.

The Utilities perform work and incur expenses on behalf of New York Transco, a company in which Con Edison Transmission has a 45.7 percent interest in New York Transco's New York Energy Solution project and a 41.7 percent interest in New York Transco's share of the Propel NY Energy project that is jointly owned with the New York Power Authority. The Utilities bill New York Transco for such work and expenses in accordance with established policies. For the years ended December 31, 2023 and 2022, the amounts billed by the Utilities to New York Transco were $7.3 million and $8.0 million, respectively.

CECONY has a 20-year transportation contract with Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. Con Edison Transmission has an interest in MVP. See "Investment in Mountain Valley Pipeline, LLC (MVP) " in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its contract with MVP unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request. CECONY has not incurred costs under the contract.
FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At December 31, 2023 and 2022 there were no outstanding loans to O&R.
The Clean Energy Businesses had financial electric capacity contracts with CECONY and O&R. For the year ended December 31, 2022, the Clean Energy Businesses realized a $5 million gain under these contracts. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. As a result of the sale, the Clean Energy Businesses are no longer recognized as a related party. See Note W and Note X.

CON EDISON ANNUAL REPORT 2023	169

The Consolidated Edison Foundation, Inc. (the Foundation), established in December 2023, is a non-consolidated not-for-profit corporation funded by Con Edison that plans to make contributions to selected charitable organizations. In December 2023, Con Edison made an unconditional promise to give $12 million to the Foundation. For the year ended December 31, 2023, Con Edison accrued such amount as an expense in “Other Income and Deductions” within its consolidated income statement.
Note V – New Financial Accounting Standards
In March 2023, the FASB issued amendments to the guidance on accounting for Investments—Equity Method and Joint Ventures (Topic 323) through ASU 2023-02. The amendments would expand the use of the proportional amortization method of income recognition. The Companies do not expect the new guidance to have a material impact on their financial position, results of operations and liquidity.

In November 2023, the FASB issued amendments to the guidance on accounting for Segment Reporting (Topic 280) through ASU 2023-07. The amendments would improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply such amendments retrospectively to all prior periods presented in the financial statements. The Companies do not expect the new guidance to have a material impact on their financial position, results of operations and liquidity.

In December 2023, the FASB issued amendments to the guidance on accounting for Income Taxes (Topic 740) through ASU 2023-09. The amendments would improve the disclosures related to income taxes. The amendments focus on three key areas: Rate Reconciliation, Income Taxes Paid, and Income (or loss)/Income tax expense (or benefit) relating to disaggregated continuing operations. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements. The Companies do not expect the new guidance to have a material impact on their financial position, results of operations and liquidity.

Note W – Dispositions
Crane and Coram
In April 2021, a subsidiary of the Clean Energy Businesses entered into an agreement to sell substantially all of its membership interests in a renewable electric project that it developed and also all of its membership interests in a renewable electric project that it acquired in 2016. The sales were completed in June 2021. The combined carrying value of both projects was approximately $192 million in June 2021. The net pre-tax gain on the sales was $3 million ($2 million after-tax) and was included within "Other operations and maintenance" on Con Edison's consolidated income statement for the year ended December 31, 2021. The retained portion of the membership interest in the renewable electric project, of $11 million, was calculated based on a discounted cash flow of future projected earnings, and the retained portion is accounted for as an equity method investment. The portion of the gain attributable to the retained portion of the membership interest was not material for the year ended December 31, 2021. See Note S. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.

Stagecoach Gas Services
In 2021, a subsidiary of Con Edison Transmission and its joint venture partner agreed to sell their combined interests in Stagecoach Gas Services LLC (Stagecoach) for a total of $1,225 million, of which $629 million, including closing adjustments, was attributed to Con Edison Transmission for its 50 percent interest. The purchase and sale agreement provided for a two-stage closing, the first of which was completed in July 2021 and the second of which was completed in November 2021. See "Investments - 2021 Partial Impairment of Investment in Stagecoach Gas Services LLC (Stagecoach)" in Note A.

Clean Energy Businesses
During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the Clean Energy Businesses. On October 1, 2022, following the conclusion of such review and to allow for continued focus on the Utilities and their clean energy transition, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables Americas, LLC, a subsidiary of RWE for a total of $6,800 million, subject to closing adjustments. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses to RWE for $3,993 million. The preliminary purchase price at closing was adjusted (i) upward for certain cash and cash equivalents, (ii) downward for certain indebtedness and

170	CON EDISON ANNUAL REPORT 2023

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

Con Edison's preliminary gain on the sale of the Clean Energy Businesses was $865 million ($767 million, after tax) for the year ended December 31, 2023 and remains subject to true-up for the finalization adjustments described above. The portion of the gain attributable to the non-controlling interest retained in certain tax-equity projects was not material. The sale included all of the Clean Energy Businesses with the exception of tax equity interests in three projects, described below, and one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. See Note X. Transfer of the project depends on one outstanding counterparty consent, and if and when such consent is obtained within two years of the sale of the Clean Energy Businesses, i.e., by February 28, 2025, the project will transfer. RWE Renewables Americas, LLC is operating the facility on behalf of Con Edison pursuant to certain service agreements, for which the fees are not material.

Con Edison retained the Clean Energy Businesses' tax equity investment interest in the Crane solar project and another tax equity investment interest in two solar projects located in Virginia. These tax equity partnerships produce renewable energy tax credits that can be used to reduce Con Edison’s federal income tax in the year in which the projects are placed in service. These tax credits would be subject to recapture, in whole or in part, if the assets were sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for its interests in these tax equity partnerships. The combined carrying value of the retained tax equity interests was approximately $13 million at December 31, 2023.

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

Concurrent with entering into the purchase and sale agreement, Con Edison incurred costs in the normal course of the sale process. Transaction costs of $48 million ($35 million after-tax) and $12 million ($9 million after-tax) were recorded during 2022 and 2023, respectively. Also, depreciation and amortization expenses of approximately $41 million ($28 million after-tax) were not recorded on the assets of the Clean Energy Businesses in 2023 prior to the closing of the transaction.

Following the sale of the Clean Energy Businesses and pursuant to a reimbursement and indemnity agreement with RWE, Con Edison remains responsible for certain potential costs related to a battery storage project located in Imperial County, California. Con Edison's exposure under the agreement could range up to approximately $172 million. As of December 31, 2023, no material amounts were recorded as liabilities on Con Edison's consolidated balance sheet related to this agreement. During 2023, Con Edison received $24 million of net proceeds from this battery storage project, and $4 million was recorded as unbilled contract revenue as of December 31, 2023. See Note M.

The following table shows the pre-tax operating income for the Clean Energy Businesses.

	For the Year Ended December 31,
(Millions of Dollars)	2023	2022	2021
Pre-tax operating income	$25	$466	$310
Pre-tax operating income, excluding non-controlling interest	21	406	158

Note X - Held-for-Sale Treatment of the Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W. The sale excluded tax equity interests in three projects that were retained by Con Edison and one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. Transfer of Broken Bow II

CON EDISON ANNUAL REPORT 2023	171

from Con Edison to RWE depends on one outstanding counterparty consent, and if and when such consent is obtained within two years of the sale of the Clean Energy Businesses, i.e., by February 28, 2025, the project will transfer. RWE Renewables Americas, LLC is operating the facility on behalf of Con Edison pursuant to certain service agreements for which the fees are not material.

The carrying amounts of the major classes of assets and liabilities of Broken Bow II as of December 31, 2023 and of the Clean Energy Businesses (inclusive of Broken Bow II) as of December 31, 2022 were presented on a held-for-sale basis, and accordingly exclude net deferred tax liability balances, as follows:

(Millions of Dollars)	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$—	$25
Accounts receivable and other receivables - net allowance for uncollectible accounts	1	319
Accrued unbilled revenue	1	51
Fuel oil, gas in storage, materials and supplies, at average cost	—	56
Restricted cash	5	223
Fair value of derivatives assets	—	84
Prepayments	—	35
Other current assets	1	24
TOTAL CURRENT ASSETS	8	817
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation	76	4,197
Construction work in progress	—	522
NET PLANT	76	4,719
OTHER NONCURRENT ASSETS
Goodwill	—	31
Intangible assets, less accumulated amortization	72	1,222
Operating lease right-of-use asset	7	266
Fair value of derivatives assets	—	93
Other deferred charges and noncurrent assets	—	14
TOTAL OTHER NONCURRENT ASSETS	79	1,626
TOTAL ASSETS	$163	$7,162

(Millions of Dollars)	December 31, 2023	December 31, 2022
LIABILITIES
CURRENT LIABILITIES
Long-term debt due within one year	$2	$353
Term loan	—	150
Accounts payable	—	326
Operating lease liabilities	2	33
Accrued Interest	—	40
Other current liabilities	4	71
TOTAL CURRENT LIABILITIES	8	973
NONCURRENT LIABILITIES
Asset retirement obligations	3	77
Operating lease liabilities	5	248
Other deferred credits and noncurrent liabilities	—	20
TOTAL NONCURRENT LIABILITIES	8	345
LONG-TERM DEBT	60	2,292
TOTAL LIABILITIES	$76	$3,610

172	CON EDISON ANNUAL REPORT 2023

Schedule I
Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Income and Comprehensive Income
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts)	2023	2022	2021
Equity in earnings of subsidiaries	$1,759	$1,860	$1,369
Other operating and maintenance expenses	—	(1)	(1)
Taxes other than income taxes	(2)	(7)	(6)
Other income (deductions)	7	(31)	14
Interest expense	(14)	(32)	(37)
Income tax benefit (expense)	(96)	(129)	7
Gain on the sale of the Clean Energy Businesses	865	—	—
Net Income	$2,519	$1,660	$1,346
Comprehensive Income	$2,520	$1,677	$1,376
Net Income Per Share – Basic	$7.25	$4.68	$3.86
Net Income Per Share – Diluted	$7.21	$4.66	$3.85
Dividends Declared Per Share	$3.24	$3.16	$3.10
Average Number Of Shares Outstanding—Basic (In Millions)	347.7	354.5	348.4
Average Number Of Shares Outstanding—Diluted (In Millions)	349.3	355.8	349.4
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT 2023	173

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Cash Flows
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars)	2023	2022	2021
Net Cash Flows From Operating Activities	$772	$1,015	$1,459
Investing Activities
Contributions to subsidiaries	(1,854)	(150)	(1,135)
Debt receivable from affiliated companies	—	—	875
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	3,927	—	—
Net Cash Flows From (Used in) Investing Activities	2,073	(150)	(260)
Financing Activities
Net (payment)/issuance of short-term debt	(343)	632	50
Retirement of long-term debt	(650)	(293)	(1,178)
Debt issuance costs	—	—	(1)
Repurchase of common shares	(1,000)	—	—
Issuance of common shares for stock plans	56	57	60
Issuance of common shares - public offering	—	—	775
Common stock dividends	(1,096)	(1,089)	(1,030)
Net Cash Flows Used in Financing Activities	(3,033)	(693)	(1,324)
Net Change for the Period	(188)	172	(125)
Balance at Beginning of Period	191	19	144
Balance at End of Period	$3	$191	$19
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

174	CON EDISON ANNUAL REPORT 2023

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Balance Sheet
(Parent Company Only)

	December 31,
(Millions of Dollars)	2023	2022
Assets
Current Assets
Cash and temporary cash investments	$3	$191
Other receivables, net allowance for uncollectible accounts	103	4
Tax receivable	1	5
Accounts receivable from affiliated companies	343	1,337
Accrued unbilled revenue	4	—
Prepayments	109	9
Other current assets	3	32
Total Current Assets	566	1,578
Investments in subsidiaries and others	20,778	20,839
Goodwill	406	406
Pension and retiree benefits - asset	5	5
Other deferred charges and noncurrent assets	249	2
Total Assets	$22,004	$22,830
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$—	$649
Term loan	—	400
Notes payable	339	282
Accounts payable	30	39
Accounts payable to affiliated companies	12	11
Accrued taxes	15	7
Accrued taxes to affiliated companies	437	506
Accrued interest	—	7
Other current liabilities	8	7
Total Current Liabilities	841	1,908
Deferred income taxes and unamortized investment tax credits	—	235
Other noncurrent liabilities	5	—
Total Liabilities	846	2,143
Shareholders’ Equity
Common stock, including additional paid-in capital	9,898	9,840
Retained earnings	11,260	10,847
Total Shareholders’ Equity	21,158	20,687
Total Liabilities and Shareholders’ Equity	$22,004	$22,830
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT 2023	175

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
In October 2023, CECONY and O&R replaced their separate existing customer billing and information systems with a single new customer billing and information system. The Utilities expect the new system to further automate the processes by which the Utilities bill their customers and enhance payment, credit and collections activities. Throughout this system implementation, the Utilities appropriately considered internal controls over financial reporting. Other than with respect to this item, there were no changes in the Companies’ internal control over financial reporting that occurred during the Companies’ most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

Item 9B: Other Information
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

176	CON EDISON ANNUAL REPORT 2023

Part III
Item 10: Directors, Executive Officers and Corporate Governance

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationships and Related Transactions, and Director Independence

Item 14: Principal Accounting Fees and Services

Con Edison
Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201(d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 20, 2024. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2023, the close of the fiscal year covered by this report.

The information required pursuant to Item 201(d) of Regulation S-K as at December 31, 2023 is as follows:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)	(2)	(3)
Equity compensation plans approved by security holders
2003 LTIP (a)	35,819	—	—
2013 LTIP (b)	1,595,201	—	2,725,420
2023 LTIP (b)	25,653	—	9,974,347
Stock Purchase Plan (c)	—	—	2,521,178
Total equity compensation plans approved by security holders	1,656,673	—	15,220,945
Total equity compensation plans not approved by security holders	—	—	—
Total	1,656,673	—	15,220,945
(a)The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2003 (the “2003 LTIP”) include 35,819 shares for stock unit awards made prior to 2013 that have vested and for which the receipt of shares was deferred. Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. Outstanding awards had no exercise price. No new awards may be made under the 2003 LTIP.
(b)The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2013 (the “2013 LTIP”) include: (A) outstanding awards made in 2014 and subsequent years (924,898 shares for performance restricted stock units and 345,199 shares for time-based restricted stock units); (B) 325,104 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant)), and under the Long Term Incentive Plan approved by the company's shareholders in 2023 (the "2023 LTIP"), 25,653 shares covered by outstanding directors’ deferred stock unit awards (which vest upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price.
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

CON EDISON ANNUAL REPORT 2023	177

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2023 and 2022 are as follows:

	2023	2022
Audit fees	$5,009,627	$3,690,800
Audit-related fees (a)	909,768	753,795
Total fees	$5,919,395	$4,444,595
(a)Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of the company's financial statements that are not specifically deemed “Audit Services.” The major items included in audit-related fees in 2022 and 2023 are fees related to reviews of system implementations and associated internal controls.

Con Edison’s Audit Committee or, as delegated by the Audit Committee, the Chair of the Committee, approves in advance each auditing service and non-audit service permitted by applicable laws and regulations, including tax services, to be provided to CECONY by its independent accountants.

178	CON EDISON ANNUAL REPORT 2023

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

CON EDISON ANNUAL REPORT 2023	179

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 3.1.1)

3.1.2	By-laws of Con Edison, effective as of February 18, 2021. (Designated in Con Edison’s Current Report on Form 8-K, dated February 18, 2021 (File No. 1-14514) as Exhibit 3)

4.1.1	Description of Con Edison's Common Shares ($.10 par value). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 4.1.1)

4.1.2.1
Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in Con Edison's Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1)

4.1.2.2
First Supplemental Indenture, dated as of August 1, 2009, between Con Edison and The Bank of New York Mellon (formerly known as The Bank of New York (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank))), as Trustee. (Designated in Con Edison’s Registration Statement (No. 333-161018) as Exhibit 4.2)

10.1.1
Credit Agreement, dated as of March 27, 2023, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated March 27, 2023 (File No. 1-14514) as Exhibit 10.1)

10.1.3.1
Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended and restated effective as of December 1, 2021. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.2)

10.1.3.2
Amendment to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-14514) as Exhibit 10.1.5)

10.1.4
The Consolidated Edison, Inc. Stock Purchase Plan, as amended and restated as of May 19, 2014. (Designated in Con Edison’s Current Report on Form 8-K dated May 19, 2014 (File No. 1-14514) as Exhibit 10)

10.1.4.1	Amendment One to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Current Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.3.2)

10.1.4.2
Amendment Two to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 1-14514) as Exhibit 10.1)

10.1.4.3
Amendment Three to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-14514) as Exhibit 10.1.3.4)

10.1.4.4
Amendment Four to The Consolidated Edison, Inc. Stock Purchase Plan. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-14514) as Exhibit 10.1.7)

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

10.1.5.4
Amendment, dated December 18, 2017, to the Consolidated Edison Retirement Plan. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.4.2)

10.1.5.5
Amendment to the Consolidated Edison Retirement Plan, effective January 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.5)

10.1.5.6
Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.6)

10.1.5.7
Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.7)

10.1.5.8
Amendment to the Consolidated Edison Retirement Plan, effective March 27, 2020. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 1-14514) as Exhibit 10.2)

10.1.5.9
Amendment to the Consolidated Edison Retirement Plan, effective January 31, 2020. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-14514) as Exhibit 10.1.4.9)

10.1.5.10
Amendment to the Consolidated Edison Retirement Plan, effective January 1, 2022. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.4.10)

10.1.5.11
Amendment to the Consolidated Edison Retirement Plan, effective October 1, 2022 (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-14514) as Exhibit 10.1.5.11)

10.1.5.12
Amendment to the Consolidated Edison Retirement Plan, effective March 1, 2023 (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-14514) as Exhibit 10.1.8)

10.1.6.1	The Consolidated Edison Thrift Savings Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-14514) as Exhibit 10.1.2)

10.1.6.2
Amendment, dated December 18, 2017, to the Consolidated Edison Thrift Savings Plan. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.5.3)

10.1.6.3
Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.3)

10.1.6.4
Amendment to the Consolidated Edison Thrift Savings Plan, effective August 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.4)

180	CON EDISON ANNUAL REPORT 2023

10.1.6.5
Amendment to the Consolidated Edison Thrift Savings Plan, effective August 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.5)

10.1.6.6
Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2020. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-14514) as Exhibit 10.1.5.6)

10.1.6.7
Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2022. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-14514) as Exhibit 10.1.5.7)

10.1.6.8
Amendment to the Consolidated Edison Thrift Savings Plan, effective March 1, 2023. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-14514) as Exhibit 10.1.4)

10.1.7.1
Consolidated Edison, Inc. Supplemental Defined Contribution Pension Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (File No. 1-14514) as Exhibit 10.1)

10.1.7.2
Amendment to the Consolidated Edison, Inc. Supplemental Defined Contribution Pension Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-14514) as Exhibit 10.1.6)

10.1.8.1
Consolidated Edison, Inc. Long Term Incentive Plan (2003), as amended and restated effective as of December 26, 2012. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.8.1)

10.1.8.2
Amendment Number 1, effective July 1, 2010, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 as Exhibit 10.1)

10.1.8.3
Amendment Number 2, effective January 1, 2011, to the Consolidated Edison, Inc. Long Term Incentive Plan, as amended and restated effective as of January 1, 2008. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-14514) as Exhibit 10.1.7.5)

10.1.9.1	Consolidated Edison, Inc. Long Term Incentive Plan (2013). (Designated in Con Edison’s Current Report on Form 8-K, dated May 20, 2013 (File No. 1-14514) as Exhibit 10)

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

10.1.10.1	The Consolidated Edison, Inc. 2023 Long Term Incentive Plan. (Designated in Con Edison's Registration Statement on Form S-8 (No. 333-271934) as Exhibit 10)

10.1.10.2	Form of Performance Unit Award for Officers under the Consolidated Edison, Inc. 2023 Long Term Incentive Plan.

10.1.10.3	Form of Time-Based Unit Award for Officers under the Consolidated Edison, Inc. 2023 Long Term Incentive Plan.

10.1.11
The Consolidated Edison, Inc. Executive Incentive Plan (Amended & Restated effective January 1, 2024. (Designated in Con Edison's Current Report on Form 8-K, dated November 16, 2023 (File No. 1-14514) as Exhibit 10)

10.1.12
Description of Directors’ Compensation, effective as of December 31, 2022. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-14514) as Exhibit 10.1.11)

10.1.13	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

10.1.14
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

21.1	Subsidiaries of Con Edison

23.1	Consent of PricewaterhouseCoopers LLP

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1.1	Section 1350 Certifications – Chief Executive Officer

32.1.2	Section 1350 Certifications – Chief Financial Officer

97.1	Consolidated Edison, Inc. Dodd-Frank Clawback Policy

101.INS	XBRL Instance Document

CON EDISON ANNUAL REPORT 2023	181

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document

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

3.2.2	By-laws of CECONY, effective February 1, 2024. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (File No. 1-14514) as Exhibit 3.2)

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

182	CON EDISON ANNUAL REPORT 2023

4.2.8	The following forms of CECONY’s Debentures, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Debenture Series	Form	Date	Exhibit
5.875% Series 2003 A	8-K	4/7/2003	4
5.10% Series 2003 C	8-K	6/10/2003	4.2
5.70% Series 2004 B	8-K	2/11/2004	4.2
5.30% Series 2005 A	8-K	3/7/2005	4
5.25% Series 2005 B	8-K	6/20/2005	4
5.85% Series 2006 A	8-K	3/9/2006	4
6.20% Series 2006 B	8-K	6/15/2006	4
5.70% Series 2006 E	8-K	12/1/2006	4.2
6.30% Series 2007 A	8-K	8/28/2007	4
6.75% Series 2008 B	8-K	4/4/2008	4.2
5.50% Series 2009 C	8-K	12/4/2009	4
5.70% Series 2010 B	8-K	6/2/2010	4.2
4.20% Series 2012 A	8-K	3/8/2012	4
3.95% Series 2013 A	8-K	2/25/2013	4
4.45% Series 2014 A	8-K	3/3/2014	4
3.30% Series 2014 B	8-K	11/19/2014	4.1
4.625% Series 2014 C	8-K	11/19/2014	4.2
4.50% Series 2015 A	8-K	11/12/2015	4
3.85% Series 2016 A	8-K	6/14/2016	4
2.90% Series 2016 B	8-K	11/10/2016	4.1
4.30% Series 2016 C	8-K	11/10/2016	4.2
3.875% Series 2017 A	8-K	6/5/2017	4
3.125% Series 2017 B	8-K	11/13/2017	4.1
4.00% Series 2017 C	8-K	11/13/2017	4.2
3.80% Series 2018 A	8-K	5/7/2018	4.1
4.50% Series 2018 B	8-K	5/7/2018	4.2
4.00% Series 2018 D	8-K	11/27/2018	4.1
4.65% Series 2018 E	8-K	11/27/2018	4.2
4.125% Series 2019 A	8-K	5/6/2019	4
3.70% Series 2019 B	8-K	11/5/2019	4
3.35% Series 2020 A	8-K	3/26/2020	4.1
3.95% Series 2020 B	8-K	3/26/2020	4.2
3.00% Series 2020 C	8-K	11/9/2020	4
2.40% Series 2021 A	8-K	6/3/2021	4.1
2.40% Series 2021 A	8-K	11/29/2021	4.1
3.60% Series 2021 B	8-K	6/3/2021	4.2
3.20% Series 2021 C	8-K	11/29/2021	4.2
6.15% Series 2022 A	8-K	11/9/2022	4
5.20% Series 2023 A	8-K	2/21/2023	4
5.50% Series 2023 B	8-K	11/20/2023	4.1
5.90% Series 2023 C	8-K	11/20/2023	4.2

10.2.1
364-Day Revolving Credit Agreement, dated as of March 27, 2023, among CECONY, the lenders party thereto and Bank of America, N.A., as Administrative Agent (Designated in CECONY’s Current Report on Form 8-K, dated March 27, 2023 (File No. 1-1217) as Exhibit 10.2).

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

CON EDISON ANNUAL REPORT 2023	183

10.2.4.2
Amendment, dated December 24, 2015, to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-1217) as Exhibit 10.2.6.2)

10.2.4.3
Amendment One to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-1217) as Exhibit 10.2.6.3)

10.2.4.4
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-1217) as Exhibit 10.2.1.1)

10.2.4.5
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-1217) as Exhibit 10.2.1.2)

10.2.4.6
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-1217) as Exhibit 10.2.3.6)

10.2.4.7
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-1217) as Exhibit 10.2.3.7)

10.2.4.8
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-1217) as Exhibit 10.2.2)

10.2.5.1
Deferred Compensation Plan for the Benefit of Trustees of CECONY, as amended effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.7)

10.2.5.2
Amendment #1, dated December 26, 2012, to the Deferred Compensation Plan for the Benefit of Trustees of CECONY. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-1217) as Exhibit 10.2.7.2)

10.2.6	CECONY Supplemental Medical Benefits. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-1217) as Exhibit 10.2.1)

10.2.7
The Severance Pay Plan for Management Employees of Consolidated Edison Company of New York, Inc. and its Participating Employers, as amended and restated effective as of December 1, 2021. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-1217) as Exhibit 10.2.6)

10.2.8.1
The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated as of January 1, 2019. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-1217) as Exhibit 10.2.7)

10.2.8.2
Amendment to the Consolidated Edison Company of New York, Inc. Deferred Income Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-1217) as Exhibit 10.2.3)

10.2.9
The Consolidated Edison Company of New York, Inc. 2005 Executive Incentive Plan, as amended and restated effective as of January 1, 2018. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (File No. 1-1217) as Exhibit 10.2)

10.2.10.1
Trust Agreement, dated as of March 31, 1999, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.1)

10.2.10.2
Amendment Number 1 to the CECONY Rabbi Trust, executed October 24, 2003, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.2)

23.2	Consent of PricewaterhouseCoopers LLP

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.2.1	Section 1350 Certifications – Chief Executive Officer

32.2.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document

184	CON EDISON ANNUAL REPORT 2023

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

CON EDISON ANNUAL REPORT 2023	185

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2024.
Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 15, 2024.

Signature	Registrant	Title

/s/ Timothy P. Cawley	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
Timothy P. Cawley	CECONY	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Robert Hoglund	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Robert Hoglund	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Miller	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Joseph Miller	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Ellen V. Futter	Con Edison CECONY	Director Trustee
Ellen V. Futter

/s/ John F. Killian	Con Edison CECONY	Director Trustee
John F. Killian

/s/ Karol V. Mason	Con Edison CECONY	Director Trustee
Karol V. Mason

/s/ Dwight A. McBride	Con Edison CECONY	Director Trustee
Dwight A. McBride

/s/ William J. Mulrow	Con Edison CECONY	Director Trustee
William J. Mulrow

/s/ Armando J. Olivera	Con Edison CECONY	Director Trustee
Armando J. Olivera

/s/ Michael W. Ranger	Con Edison CECONY	Director Trustee
Michael W. Ranger

/s/ Linda S. Sanford	Con Edison CECONY	Director Trustee
Linda S. Sanford

/s/ Deirdre Stanley	Con Edison CECONY	Director Trustee
Deirdre Stanley

/s/ L. Frederick Sutherland	Con Edison CECONY	Director Trustee
L. Frederick Sutherland

/s/ Catherine Zoi	Con Edison CECONY	Director Trustee
Catherine Zoi

186	CON EDISON ANNUAL REPORT 2023