Form 10-Q
period 2024-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2024-05-02
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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

As of April 30, 2024, Con Edison had outstanding 345,834,711 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., a former subsidiary of Con Edison
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSPSC	New York State Public Service Commission
OTDA	Office of Temporary and Disability Assistance
SEC	U.S. Securities and Exchange Commission

Accounting
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
GHG	Greenhouse gases
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
Dt	Dekatherms
kWh	Kilowatt-hour
MMlb	Million pounds
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
COVID-19	Coronavirus Disease 2019
IRA	The federal Inflation Reduction Act, as enacted on August 16, 2022
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectations and not facts. Words such as “forecasts,” “expects,” “estimates,” “anticipates,” “intends,” “believes,” “plans,” “will,” “target,” “guidance,” “potential,” "goal," “consider” and similar expressions identify forward-looking statements. The forward-looking statements reflect information available and assumptions at the time the statements are made, and accordingly speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors such as those identified in reports the Companies have filed with the Securities and Exchange Commission, including, but not limited to:
•the Companies are extensively regulated and are subject to substantial penalties;
•the Utilities’ rate plans may not provide a reasonable return;
•the Companies may be adversely affected by changes to the Utilities’ rate plans;
•the failure of, or damage to, the Companies’ facilities could adversely affect the Companies;
•a cyber attack could adversely affect the Companies;
•the failure of processes and systems, the failure to retain and attract employees and contractors, and their negative performance could adversely affect the Companies;
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

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars/Except Share Data)	2024	2023
OPERATING REVENUES
Electric	$2,636	$2,538
Gas	1,356	1,430
Steam	287	306
Non-utility	1	129
TOTAL OPERATING REVENUES	4,280	4,403
OPERATING EXPENSES
Purchased power	649	702
Fuel	88	189
Gas purchased for resale	267	468
Other operations and maintenance	888	896
Depreciation and amortization	539	499
Taxes, other than income taxes	808	765
TOTAL OPERATING EXPENSES	3,239	3,519
Gain (Loss) on sale of the Clean Energy Businesses	(30)	855
OPERATING INCOME	1,011	1,739
OTHER INCOME (DEDUCTIONS)
Investment income	19	8
Other income	164	204
Allowance for equity funds used during construction	10	6
Other deductions	(11)	(22)
TOTAL OTHER INCOME	182	196
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	1,193	1,935
INTEREST EXPENSE (INCOME)
Interest on long-term debt	255	251
Other interest expense	48	24
Allowance for borrowed funds used during construction	(14)	(13)
NET INTEREST EXPENSE	289	262
INCOME BEFORE INCOME TAX EXPENSE	904	1,673
INCOME TAX EXPENSE	184	243
NET INCOME	720	1,430
Loss attributable to non-controlling interest	—	(3)
NET INCOME FOR COMMON STOCK	$720	$1,433
Net income per common share—basic	$2.08	$4.06
Net income per common share—diluted	$2.08	$4.05
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	345.5	352.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	346.8	354.2
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2024	2023
NET INCOME	$720	$1,430
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	3
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(4)	4
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAXES	(4)	4
COMPREHENSIVE INCOME	$716	$1,437
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2024	2023
OPERATING ACTIVITIES
Net income	$720	$1,430
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	539	499
Deferred income taxes	188	(81)
Rate case amortization and accruals	49	22
Net derivative gains	—	12
Pre-tax loss/(gain) on sale of the Clean Energy Businesses	30	(855)
Other non-cash items, net	(49)	(86)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(215)	219
Allowance for uncollectible accounts – customers	34	(78)
Materials and supplies, including fuel oil and gas in storage	27	76
Revenue decoupling mechanism receivable	(78)	25
Other receivables and other current assets	98	(13)
Unbilled revenue and net unbilled revenue deferrals	(26)	48
Prepayments	(554)	(564)
Accounts payable	(178)	(543)
Pensions and retiree benefits obligations, net	(86)	(43)
Pensions and retiree benefits contributions	(4)	(5)
Accrued taxes	(13)	252
Accrued interest	128	97
Superfund and environmental remediation costs	(6)	(3)
Distributions from equity investments	—	6
Deferred charges, noncurrent assets, leases, net and other regulatory assets	30	(321)
Deferred credits, noncurrent liabilities and other regulatory liabilities	86	(28)
Other current liabilities	(147)	26
NET CASH FLOWS FROM OPERATING ACTIVITIES	573	92
INVESTING ACTIVITIES
Utility construction expenditures	(1,237)	(1,050)
Cost of removal less salvage	(107)	(94)
Non-utility construction expenditures	—	(140)
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	—	3,927
Other investing activities	—	(25)
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(1,344)	2,618
FINANCING ACTIVITIES
Net (payment)/issuance of short-term debt	11	(2,629)
Issuance of long-term debt	—	500
Retirement of long-term debt	—	(60)
Debt issuance costs	(1)	(4)
Common stock dividends	(274)	(284)
Issuance of common shares for stock plans	15	15
Repurchase of common shares	—	(1,000)
Distribution to noncontrolling interest	—	(4)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(249)	(3,466)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(1,020)	(756)
BALANCE AT BEGINNING OF PERIOD	1,195	1,530
BALANCE AT END OF PERIOD	$175	$774
LESS: CHANGE IN CASH BALANCES HELD FOR SALE	6	3
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$169	$771
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest, net of capitalized interest	$135	$156

Income taxes	$3	$10
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$441	$444
Issuance of common shares for dividend reinvestment	$13	$4
Software licenses acquired but unpaid as of end of period	$—	$2
Equipment acquired but unpaid as of end of period	$11	$17

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$169	$1,189
Accounts receivable – customers, net allowance for uncollectible accounts of $394 and $360 in 2024 and 2023, respectively	2,618	2,418
Other receivables, net allowance for uncollectible accounts of $17 and $13 in 2024 and 2023, respectively	299	444
Accrued unbilled revenue	771	722
Fuel oil, gas in storage, materials and supplies, at average cost	442	469
Prepayments	1,023	470
Regulatory assets	210	281
Restricted cash	—	1
Revenue decoupling mechanism receivable	280	203
Fair value of derivative assets	88	52
Assets held for sale	164	163
Other current assets	102	125
TOTAL CURRENT ASSETS	6,166	6,537
INVESTMENTS	1,041	999
UTILITY PLANT, AT ORIGINAL COST
Electric	39,771	39,071
Gas	14,500	14,318
Steam	3,110	3,085
General	4,755	4,835
TOTAL	62,136	61,309
Less: Accumulated depreciation	14,776	14,157
Net	47,360	47,152
Construction work in progress	2,481	2,442
NET UTILITY PLANT	49,841	49,594
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $24 in 2024 and 2023	12	13
Construction work in progress	1	1
NET PLANT	49,854	49,608
OTHER NONCURRENT ASSETS
Goodwill	408	408
Regulatory assets	5,050	4,607
Pension and retiree benefits	3,267	3,275
Operating lease right-of-use asset	521	533
Fair value of derivative assets	48	48
Other deferred charges and noncurrent assets	325	316
TOTAL OTHER NONCURRENT ASSETS	9,619	9,187
TOTAL ASSETS	$66,680	$66,331
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$250
Notes payable	2,299	2,288
Accounts payable	1,439	1,775
Customer deposits	411	396
Accrued taxes	63	73
Accrued interest	298	170
Accrued wages	127	125
Fair value of derivative liabilities	113	193
Regulatory liabilities	258	145
System benefit charge	406	444
Operating lease liabilities	116	116
Liabilities held for sale	77	76
Other current liabilities	387	411
TOTAL CURRENT LIABILITIES	6,244	6,462
NONCURRENT LIABILITIES
Provision for injuries and damages	183	188
Pensions and retiree benefits	633	592
Superfund and other environmental costs	1,112	1,118
Asset retirement obligations	527	522
Fair value of derivative liabilities	94	121
Deferred income taxes and unamortized investment tax credits	8,338	8,069
Operating lease liabilities	430	429
Regulatory liabilities	5,174	5,328
Other deferred credits and noncurrent liabilities	401	417
TOTAL NONCURRENT LIABILITIES	16,892	16,784
LONG-TERM DEBT	21,929	21,927
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
COMMON SHAREHOLDERS' EQUITY (See Statement of Common Shareholders' Equity)	21,615	21,158
TOTAL LIABILITIES AND EQUITY	$66,680	$66,331
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	355	$37	$9,803	$11,985	23	$(1,038)	$(122)	$22	$202	$20,889
Net income (loss)				1,433					(3)	1,430
Common stock dividends ($0.81 per share)				(288)						(288)
Issuance of common shares for stock plans			15							15
Common stock repurchases	(9)		(200)		9	(808)				(1,008)
Other comprehensive income								4		4
Distributions to noncontrolling interests									(4)	(4)
Disposal of the Clean Energy Businesses									(195)	(195)
BALANCE AS OF MARCH 31, 2023	346	$37	$9,618	$13,130	32	$(1,846)	$(122)	$26	$—	$20,843

BALANCE AS OF DECEMBER 31, 2023	345	$37	$9,861	$13,377	34	$(2,017)	$(122)	$22	$—	$21,158
Net income				720						720
Common stock dividends ($0.83 per share)				(287)						(287)
Issuance of common shares for stock plans	1	1	27							28
Other comprehensive loss								(4)		(4)
BALANCE AS OF MARCH 31, 2024	346	$38	$9,888	$13,810	34	$(2,017)	$(122)	$18	$—	$21,615
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2024	2023
OPERATING REVENUES
Electric	$2,441	$2,356
Gas	1,243	1,291
Steam	287	306
TOTAL OPERATING REVENUES	3,971	3,953
OPERATING EXPENSES
Purchased power	579	631
Fuel	88	189
Gas purchased for resale	235	365
Other operations and maintenance	789	750
Depreciation and amortization	510	473
Taxes, other than income taxes	781	736
TOTAL OPERATING EXPENSES	2,982	3,144
OPERATING INCOME	989	809
OTHER INCOME (DEDUCTIONS)
Investment and other income	156	187
Allowance for equity funds used during construction	9	5
Other deductions	(9)	(10)
TOTAL OTHER INCOME	156	182
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	1,145	991
INTEREST EXPENSE (INCOME)
Interest on long-term debt	242	216
Other interest expense	41	29
Allowance for borrowed funds used during construction	(13)	(12)
NET INTEREST EXPENSE	270	233
INCOME BEFORE INCOME TAX EXPENSE	875	758
INCOME TAX EXPENSE	181	154
NET INCOME	$694	$604
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2024	2023
NET INCOME	$694	$604
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	(1)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	(1)
COMPREHENSIVE INCOME	$694	$603
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2024	2023
OPERATING ACTIVITIES
Net income	$694	$604
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	510	473
Deferred income taxes	181	296
Rate case amortization and accruals	45	17
Other non-cash items, net	(28)	(79)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(210)	238
Allowance for uncollectible accounts – customers	30	(78)
Materials and supplies, including fuel oil and gas in storage	22	48
Revenue decoupling mechanism receivable	(85)	27
Other receivables and other current assets	76	(276)
Unbilled revenue and net unbilled revenue deferrals	(23)	77
Accounts receivable from affiliated companies	4	(53)
Prepayments	(546)	(574)
Accounts payable	(176)	(368)
Accounts payable from affiliated companies	4	3
Pensions and retiree benefits obligations, net	(94)	(44)
Pensions and retiree benefits contributions	(4)	(4)
Superfund and environmental remediation costs	(6)	(4)
Accrued taxes	(9)	(46)
Accrued taxes to affiliated companies	—	(89)
Accrued interest	124	125
Deferred charges, noncurrent assets, leases, net and other regulatory assets	61	(311)
Deferred credits, noncurrent liabilities and other regulatory liabilities	83	(2)
Other current liabilities	(131)	65
NET CASH FLOWS FROM OPERATING ACTIVITIES	522	45
INVESTING ACTIVITIES
Utility construction expenditures	(1,160)	(985)
Cost of removal less salvage	(106)	(92)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,266)	(1,077)
FINANCING ACTIVITIES
Net payment of short-term debt	(46)	(1,895)
Issuance of long-term debt	—	500
Debt issuance costs	(1)	(4)
Capital contribution by Con Edison	25	1,675
Dividend to Con Edison	(268)	(264)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(290)	12
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(1,034)	(1,020)
BALANCE AT BEGINNING OF PERIOD	1,138	1,056
BALANCE AT END OF PERIOD	$104	$36
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid/(received) during the period for:
Interest, net of capitalized interest	$121	$95
Income taxes	$—	$(2)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$416	$426
Software licenses acquired but unpaid as of end of period	$—	$2
Equipment acquired but unpaid as of end of period	$11	$17
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$104	$1,138
Accounts receivable – customers, net allowance for uncollectible accounts of $383 and $353 in 2024 and 2023, respectively	2,510	2,330
Other receivables, net allowance for uncollectible accounts of $12 and $9 in 2024 and 2023, respectively	244	332
Accrued unbilled revenue	712	678
Accounts receivable from affiliated companies	142	146
Fuel oil, gas in storage, materials and supplies, at average cost	400	422
Prepayments	875	329
Regulatory assets	191	254
Revenue decoupling mechanism receivable	275	190
Fair value of derivative assets	82	49
Other current assets	89	113
TOTAL CURRENT ASSETS	5,624	5,981
INVESTMENTS	633	608
UTILITY PLANT, AT ORIGINAL COST
Electric	37,485	36,808
Gas	13,384	13,226
Steam	3,109	3,085
General	4,432	4,530
TOTAL	58,410	57,649
Less: Accumulated depreciation	13,771	13,171
Net	44,639	44,478
Construction work in progress	2,211	2,168
NET UTILITY PLANT	46,850	46,646
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2024 and 2023	1	2
NET PLANT	46,851	46,648
OTHER NONCURRENT ASSETS
Regulatory assets	4,757	4,314
Operating lease right-of-use asset	521	532
Pension and retiree benefits	3,202	3,184
Fair value of derivative assets	47	49
Other deferred charges and noncurrent assets	269	284
TOTAL OTHER NONCURRENT ASSETS	8,796	8,363
TOTAL ASSETS	$61,904	$61,600
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$250
Notes payable	1,857	1,903
Accounts payable	1,305	1,629
Accounts payable to affiliated companies	20	16
Customer deposits	394	378
Accrued taxes	46	55
Accrued taxes to affiliated companies	1	1
Accrued interest	283	159
Accrued wages	115	114
Fair value of derivative liabilities	103	179
Regulatory liabilities	210	107
System benefit charge	369	406
Operating lease liabilities	116	116
Other current liabilities	349	381
TOTAL CURRENT LIABILITIES	5,418	5,694
NONCURRENT LIABILITIES
Provision for injuries and damages	178	185
Pensions and retiree benefits	581	542
Superfund and other environmental costs	1,020	1,026
Asset retirement obligations	525	520
Fair value of derivative liabilities	85	108
Deferred income taxes and unamortized investment tax credits	8,249	7,984
Operating lease liabilities	430	429
Regulatory liabilities	4,687	4,818
Other deferred credits and noncurrent liabilities	322	338
TOTAL NONCURRENT LIABILITIES	16,077	15,950
LONG-TERM DEBT	20,812	20,810
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	19,597	19,146
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$61,904	$61,600
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
(In Millions)/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	235	$589	$7,419	$9,890	$(962)	$(62)	$4	$16,878
Net income				604				604
Common stock dividend to Con Edison				(264)				(264)
Capital contribution by Con Edison			1,675					1,675
Other comprehensive loss							(1)	(1)
BALANCE AS OF MARCH 31, 2023	235	$589	$9,094	$10,230	$(962)	$(62)	$3	$18,892

BALANCE AS OF DECEMBER 31, 2023	235	$589	$9,139	$10,440	$(962)	$(62)	$2	$19,146
Net income				694				694
Common stock dividend to Con Edison				(268)				(268)
Capital contribution by Con Edison			25					25
BALANCE AS OF MARCH 31, 2024	235	$589	$9,164	$10,866	$(962)	$(62)	$2	$19,597

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General
These combined notes accompany and form an integral part of the separate interim consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, that are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Orange and Rockland Utilities, Inc. (O&R), Con Edison Transmission, Inc. (together with its subsidiaries, Con Edison Transmission) and its former subsidiary, Con Edison Clean Energy Businesses, Inc. (together with its subsidiaries, the Clean Energy Businesses), in Con Edison’s consolidated financial statements. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R. The term “Utilities” is used in these notes to refer to CECONY and O&R.
As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself.
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2023.

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey, and gas service in southeastern New York. Con Edison Transmission invests in and seeks to develop electric transmission projects through its subsidiary, Consolidated Edison Transmission, LLC, and manages, through joint ventures, investments in gas pipeline and storage facilities through its subsidiary, Con Edison Gas Pipeline and Storage, LLC. See “Investments” in Note A.

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

Investment in Mountain Valley Pipeline, LLC (MVP)
In January 2016, a subsidiary of Con Edison Transmission acquired a 12.5 percent interest in MVP, a company developing a proposed 300-mile gas transmission project (the Mountain Valley Pipeline) in West Virginia and Virginia. During 2019, Con Edison exercised its right to limit, and did limit, its cash contributions to the joint venture to approximately $530 million, that reduced Con Edison Transmission’s interest in MVP to 9.6 percent and 7.9 percent as of December 31, 2022 and 2023, respectively. As of March 31, 2024, Con Edison Transmission's interest in MVP is 7.2 percent and is expected to be reduced to approximately 6.75 percent based on Con Edison Transmission’s previous capping of its cash contributions. As of December 31, 2023 and March 31, 2024, the Mountain Valley Pipeline was approximately 97 percent and 99 percent complete, respectively.

In June 2023, federal legislation to raise the U.S. debt ceiling included provisions declaring the Mountain Valley Pipeline to be in the national interest, expediting the permitting process and moving jurisdiction of challenges of permits to the D.C. Circuit Court of Appeals, from the 4th Circuit Court of Appeals. These actions enabled construction activities to resume in June 2023 and continue without substantial interruption for the duration of 2023. In April 2024, the operator of the Mountain Valley Pipeline announced that it expects to complete construction on or about May 31, 2024, with long-term firm capacity obligations to begin on the first day of month immediately following the date MVP receives FERC authorization to commence service. The operator also announced it is targeting a total project cost of approximately $7,850 million (including contingency and excluding allowance for funds used during construction). At March 31, 2024, Con Edison Transmission’s carrying value of its investment in MVP was $153 million and its cash contributions to the joint venture amounted to $530 million.

There is risk that the fair value of Con Edison’s investment in MVP may be further impaired in the future. Assumptions and estimates used to test Con Edison’s investment in MVP for impairment may change if adverse developments impacting the construction of the Mountain Valley Pipeline were to occur.

Reclassification
Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the exercise vesting price.

For the three months ended March 31, 2024 and 2023, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended March 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2024	2023
Net income for common stock	$720	$1,433
Weighted average common shares outstanding – basic	345.5	352.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.3	1.3
Adjusted weighted average common shares outstanding – diluted	346.8	354.2
Net Income per common share – basic	$2.08	$4.06
Net Income per common share – diluted	$2.08	$4.05

The computation of diluted EPS for the three months ended March 31, 2023 and 2024 excluded approximately 1.9 million shares and an immaterial number of shares, respectively, because of their anti-dilutive effect. The anti-dilutive shares as of March 31, 2023 were calculated factoring in accelerated share repurchase agreements that Con Edison entered into in March 2023 with two dealers to repurchase $1,000 million in aggregate of Con Edison's Common Shares ($0.10 par value) that were settled during the second quarter of 2023.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
For the three months ended March 31, 2024 and 2023, changes to accumulated other comprehensive income/(loss) (OCI) for Con Edison and CECONY are as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Beginning balance, accumulated OCI, net of taxes (a)	$22	$22	$2	$4
OCI before reclassifications, net of tax of $2 for Con Edison in 2024	(4)	—	—	(1)
Amounts reclassified from accumulated OCI related to pension plan liabilities, net of tax (a)(b)	—	4	—	—
Current period OCI, net of taxes	(4)	4	—	(1)
Ending balance, accumulated OCI, net of taxes (a)	$18	$26	$2	$3
(a) Tax reclassified from accumulated OCI is reported in the income tax expense line item of the consolidated income statement.
(b)For the portion of unrecognized pension and other postretirement benefit costs relating to the Utilities, costs are recorded into, and amortized out of, regulatory assets and liabilities instead of OCI. The net actuarial losses and prior service costs recognized during the period are included in the computation of total periodic pension and other postretirement benefit costs. See Notes E and F. For Con Edison in 2023, amounts reclassified also include accumulated OCI of the Clean Energy Businesses that were sold on March 1, 2023. See Note Q.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At March 31, 2024 and 2023, cash, temporary cash investments and restricted cash for Con Edison were as follows; CECONY did not have material restricted cash balances as of March 31, 2024 and 2023:

	At March 31,
	Con Edison
(Millions of Dollars)	2024	2023
Cash and temporary cash investments	$169	$771
Restricted cash (a)	6	2
Total cash, temporary cash investments and restricted cash	$175	$773
(a)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q. Con Edison retained one deferred project, Broken Bow II, a 75MW nameplate capacity wind power project located in Nebraska. Con Edison's restricted cash for the 2023 and 2024 periods include restricted cash of Broken Bow II that continued to be classified as held for sale as of March 31, 2024. See Note R.

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

As described further in Note R, on October 1, 2022, Con Edison's management received authority to commit to a plan to sell the Clean Energy Businesses and entered into a purchase and sale agreement. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses with the exception of two tax equity interests and one deferred project, Broken Bow II. Broken Bow II continued to be classified as held for sale as of March 31, 2024. See Note R.

Fair value is the amount at which an asset, liability or business could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, or may be observable using quoted market prices. Con Edison used a market approach consisting of the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine the fair value of the Clean Energy Businesses as of December 31, 2022, and subtracted estimated costs to sell from that calculated fair value. The resulting net fair value of the Clean Energy Businesses' assets exceeded the carrying value of the Clean Energy Businesses' assets through the sale date in March 2023, and accordingly no impairments were recorded.

The sale of the Clean Energy Businesses did not represent a strategic shift that had or would have had a major effect on Con Edison, and as such, the sale did not qualify for treatment as a discontinued operation.

For further information, see Note R.

Note B – Regulatory Matters
Rate Plans

O&R New York – Electric
In April 2024, O&R filed an update to its January 2024 request to the NYSPSC for an electric rate increase effective January 1, 2025. The company decreased its requested January 2024 rate increase by $7.5 million to $10.7 million.
For purposes of illustration, the filing calculated rate increases of $34.8 million and $55 million effective January 2026 and 2027, respectively, based upon the proposed return on common equity of 10.25 percent and a common equity ratio of 50 percent.

O&R New York –Gas
In April 2024, O&R filed an update to its January 2024 request to the NYSPSC for a gas rate increase effective January 1, 2025. The company increased its requested January 2024 rate increase by $3.1 million to $17.5 million. For purposes of illustration, the filing calculated rate increases of $22.8 million and $19.2 million effective January 2026 and 2027, respectively, based upon the proposed return on common equity of 10.25 percent and a common equity ratio of 50 percent.

Bill Relief Program
In March 2024, CECONY and O&R received $91 million and $9 million, respectively, pursuant to a New York State bill relief program funded by the state that provided a one-time bill credit for electric and gas customers. The program was established to partially offset the costs all customers pay to fund utility energy affordability programs.

Other Regulatory Matters
In January 2023, CECONY initiated a review of welds on certain gas and steam mains following the company’s discovery of a leak from a gas main weld in Queens, New York. During the course of its review thus far, CECONY discovered a limited number of other non-conforming gas and steam main welds. New York regulations require utilities to perform and record weld films for certain gas and steam main welds. Upon reviewing these films, CECONY determined that in some instances third-party contractors engaged in misconduct by substituting duplicate weld films for different welds, while another third-party contractor had created poor quality weld films. CECONY voluntarily disclosed its initial review and findings to the NYSDPS which, in turn, initiated its own investigation. CECONY also reported the contractors’ misconduct to law enforcement. Given the nature of the non-conforming welds identified, CECONY does not anticipate significant impact to the operation of its gas and steam mains. CECONY continues to investigate this matter, is remediating and monitoring the known non-conforming welds and is cooperating with the NYSDPS on its investigation of this matter. CECONY is unable to estimate the amount or range of its possible loss, if any, related to this matter.

In October 2023, CECONY and O&R replaced their separate existing customer billing and information systems with a single new customer billing and information system. In April 2023, CECONY filed a petition with the NYSPSC for permission to capitalize incremental costs for the new system above a $421 million limit on capital investments included in CECONY’s 2020 – 2022 electric and gas rate plans. At March 31, 2024, CECONY's incurred costs for the new system were $509 million ($88 million above the $421 million limit in the rate plans). CECONY cannot predict the NYSPSC’s response to its April 2023 petition and the NYSPSC may prohibit CECONY from capitalizing some or all of the costs above the $421 million limit. O&R's electric and gas rate plans do not include a limit on capitalization of new system costs.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes. The understatement was related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets that were not reflected in O&R’s rate plans prior to 2014, CECONY’s electric and gas rate plans prior to 2015 and 2016, respectively, and CECONY's steam plans prior to November 2023. This understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) that is expected to confirm, among other things, that in order to comply with IRS normalization rules, such understatement may not be corrected through a write-down of a portion of the regulatory asset and must be corrected through an increase in future years’ revenue requirements. The regulatory asset ($1,094 million and $17 million for CECONY and O&R, respectively, as of March 31, 2024 and $1,113 million and $18 million for CECONY and O&R, respectively, as of December 31, 2023 and which is not earning a return) is netted against the future income tax regulatory liability on the Companies’ consolidated balance sheet. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At March 31, 2024, the Utilities had not accrued a liability related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at March 31, 2024 and December 31, 2023 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Regulatory assets
Environmental remediation costs	$1,098	$1,105	$1,015	$1,022
System peak reduction and energy efficiency programs	1,046	1,057	1,024	1,038
COVID - 19 pandemic deferrals	827	789	816	782
Revenue taxes	494	476	473	455
Legacy meters (a)	436	17	420	—
Deferred storm costs	190	206	100	115
Property tax reconciliation	146	169	146	169
Deferred derivative losses - long term	133	163	121	148
Electric vehicle make ready	85	73	79	68
Pension and other postretirement benefits deferrals	73	48	70	39
MTA power reliability deferral	54	61	54	61
Gas service line deferred costs	38	43	38	43
Unrecognized pension and other postretirement costs	4	—	3	—
Other	426	400	398	374
Regulatory assets – noncurrent	5,050	4,607	4,757	4,314
Deferred derivative losses - short term	202	269	191	253
Recoverable energy costs	8	12	—	1
Regulatory assets – current	210	281	191	254
Total Regulatory Assets	$5,260	$4,888	$4,948	$4,568
Regulatory liabilities
Future income tax*	1,469	1,535	1,339	1,404
Allowance for cost of removal less salvage	1,468	1,456	1,274	1,266
Unrecognized pension and other postretirement costs	798	943	750	867
Pension and other postretirement benefit deferrals	315	284	263	233
Net unbilled revenue deferrals	288	278	288	278
Late payment charge deferral	205	167	198	161
System benefit charge carrying charge	98	92	93	88
Deferred derivative gains - long term	48	49	47	49
Net proceeds from sale of property	42	48	41	47
Settlement of prudence proceeding	11	11	11	11
Other	432	465	383	414
Regulatory liabilities – noncurrent	5,174	5,328	4,687	4,818
Deferred derivative gains - short term	117	74	110	71
Refundable energy costs	140	71	100	36
Revenue decoupling mechanism	1	—	—	—
Regulatory liabilities – current	258	145	210	107
Total Regulatory Liabilities	$5,432	$5,473	$4,897	$4,925
* See "Other Regulatory Matters," above.
(a) Pursuant to their rate plans, CECONY and O&R are recovering the costs of legacy meters over a 15-year period beginning January 1, 2024 and a 12-year period beginning January 1, 2022, respectively.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the three months ended March 31, 2024 and 2023 was 5.95 percent and 5.20 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($2,949 million and $2,541 million for Con Edison, and $2,772 million and $2,359 million for CECONY at March 31, 2024 and December 31, 2023, respectively). Regulatory assets of RECO for which a cash outflow has been made ($22 million and $24 million at March 31, 2024 and December 31, 2023, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At March 31, 2024 and December 31, 2023, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Environmental remediation costs	$1,098	$1,105	$1,015	$1,022
Revenue taxes	509	490	488	470
COVID-19 deferral for uncollectible accounts receivable	324	291	318	288
Deferred derivative losses - current	202	269	191	253
Deferred derivative losses - long term	133	163	121	148
Unrecognized pension and other postretirement costs	4	—	3	—
Other	41	29	40	28
Total	$2,311	$2,347	$2,176	$2,209
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
The Utilities recover deferred derivative losses – current within one year, and noncurrent generally within three years.

Note C – Capitalization
The carrying amounts and fair values of long-term debt at March 31, 2024 and December 31, 2023 were:

(Millions of Dollars)	2024		2023
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Con Edison	$22,179	$20,101	$22,177	(b)	$20,525	(b)
CECONY	$21,062	$19,114	$21,060		$19,517
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $221 million and $213 million for Con Edison and CECONY, respectively, as of March 31, 2024 and $222 million and $215 million for Con Edison and CECONY, respectively, as of December 31, 2023.
(b)Amounts shown exclude the debt of Broken Bow II, a deferred project that was classified as held for sale as of December 31, 2023. The carrying value and fair value of Broken Bow II's long-term debt, including the current portion, as of March 31, 2024 was $62 million and $57 million, respectively. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at March 31, 2024 are classified as Level 2 liabilities. See Note O.

Note D – Short-Term Borrowing
In March 2024, CECONY entered into a 364-Day Revolving Credit Agreement (the CECONY Credit Agreement) that replaced a March 2023 CECONY 364-Day Credit Agreement under which banks are committed to provide loans up to $500 million on a revolving credit basis. The CECONY Credit Agreement expires in March 2025 and supports CECONY’s commercial paper program. Loans issued under the CECONY Credit Agreement may also be used for other general corporate purposes. Any borrowings under the CECONY Credit Agreement would generally be at variable interest rates.

The banks’ commitments under the CECONY Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by CECONY under the CECONY Credit Agreement, the banks may terminate their commitments, declare any amounts owed by CECONY immediately due and payable. Events of default include, among others, CECONY exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1; CECONY having liens on its assets in an aggregate amount exceeding ten percent of its consolidated net tangible assets, subject to certain exceptions; CECONY or any of its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Interest and fees charged reflect CECONY's credit rating.

At March 31, 2024, Con Edison had $2,299 million of commercial paper outstanding of which $1,857 million was outstanding under CECONY’s program. The weighted average interest rate at March 31, 2024 was 5.5 percent for both Con Edison and CECONY. At December 31, 2023, Con Edison had $2,288 million of commercial paper outstanding of which $1,903 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2023 was 5.6 percent for both Con Edison and CECONY.

At March 31, 2024 and December 31, 2023, no loans or letters of credit were outstanding under the Companies’
$2,500 million 2023 Credit Agreement (Credit Agreement) and no loans were outstanding under the CECONY
Credit Agreement. The Companies were in compliance with their significant debt covenants at March 31, 2024. In
March 2024, the termination date of the Credit Agreement was extended from March 2028 to March 2029. In March
2024, the Companies also entered into a First Amendment to the Credit Agreement that, among other things, amended the mechanics relating to determining the interest rate to be paid with respect to a “term SOFR loan.”

Note E – Pension Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic benefit credit for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Service cost – including administrative expenses	$43	$41	$40	$38
Interest cost on projected benefit obligation	159	162	150	153
Expected return on plan assets	(282)	(279)	(269)	(265)
Recognition of net actuarial gain	(4)	(58)	(4)	(55)
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT CREDIT	$(88)	$(138)	$(88)	$(134)
Cost capitalized	(22)	(21)	(22)	(20)
Reconciliation to rate level	18	73	16	68
Total credit recognized	$(92)	$(86)	$(94)	$(86)

Components of net periodic benefit credit other than service cost are presented outside of operating income on the Companies' consolidated income statements, and only the service cost component is eligible for capitalization. Accordingly, the service cost component is included in the line "Other operations and maintenance" and the non-

service cost components are included in the lines "Other income" and "Other deductions" in the Companies' consolidated income statements.

Expected Contributions
Based on estimates as of March 31, 2024, the Companies expect to make contributions to the pension plans during 2024 of $25 million (of which $22 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans. During the first three months of 2024, the Companies contributed $5 million to the pension plans, $4 million of which was contributed by CECONY.

Note F – Other Postretirement Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic postretirement benefit credit for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Service cost - including administrative expenses	$3	$4	$3	$3
Interest cost on projected other postretirement benefit obligation	12	14	10	12
Expected return on plan assets	(17)	(18)	(14)	(14)
Recognition of net actuarial gain	(5)	(4)	(3)	(2)
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(7)	$(4)	$(4)	$(1)
Cost capitalized	(2)	(2)	(1)	(1)
Reconciliation to rate level	4	1	2	—
Total credit recognized	$(5)	$(5)	$(3)	$(2)

For information about the presentation of the components of other postretirement benefit credit, see Note E.

Expected Contributions
Based on estimates as of March 31, 2024, the Companies expect to make a contribution of $7 million (all of which is expected to be made by CECONY) to the other postretirement benefit plans in 2024. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2024 and December 31, 2023 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Accrued Liabilities:
Manufactured gas plant sites	$1,013	$1,016	$922	$924
Other Superfund Sites	99	102	98	102
Total	$1,112	$1,118	$1,020	$1,026
Regulatory assets	$1,098	$1,105	$1,015	$1,022

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
Environmental remediation costs incurred related to Superfund Sites for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Remediation costs incurred	$7	$3	$6	$3

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three months ended March 31, 2024 and 2023.

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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At March 31, 2024, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought through 2035 as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have applied, and may continue to apply, different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.

The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at March 31, 2024 and December 31, 2023 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$57	$56	$55	$54
Regulatory liabilities – workers’ compensation	$15	$17	$15	$17

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, and such estimated liability and receivable did not change as of March 31, 2024.

Other Contingencies
For additional contingencies, see "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, Con Edison has provided guarantees to third parties on behalf of the Clean Energy Businesses, that are in the process of being transferred to the buyer of the Clean Energy Businesses, RWE Aktiengesellschaft (RWE). Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $124 million and $175 million at March 31, 2024 and December 31, 2023, respectively.

A summary, by type and term, of Con Edison's total guarantees under these agreements at March 31, 2024 is as follows:

Guarantee Type	0 – 3 years	4 – 10 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$76	$—	$—	$76
Guarantees on behalf of the Clean Energy Businesses (a)	7	7	25	39
Broken Bow II	—	—	9	9
Total	$83	$7	$34	$124
(a) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R. Guarantee amount shown represents guarantees issued on behalf of the Clean Energy Businesses that remain outstanding at March 31, 2024. Prior to and following the sale, RWE, with Con Edison's assistance, engaged in the process of transferring responsibility for these guarantees from Con Edison to RWE and that process is ongoing. Pursuant to the purchase and sale agreement, RWE is obligated to reimburse and hold harmless Con Edison for any payments Con Edison makes under guarantees issued by Con Edison on behalf of the Clean Energy Businesses. As of March 31, 2024, no such payments have been, or are probable of being, made.

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
Broken Bow II — Con Edison has guaranteed obligations on behalf of Broken Bow II associated with its investment in a wind energy facility. Broken Bow II is held for sale as of March 31, 2024. See Note R.

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023(a)	2024	2023
Operating lease cost	$17	$20	$16	$17
Operating lease cash flows	$5	$7	$4	$4
(a) Amounts for Con Edison include amounts for the Clean Energy Businesses through February 2023. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.

At March 31, 2024, CECONY had an operating lease agreement that had not yet commenced for a battery storage facility. This lease is expected to commence within three years, with a lease term of approximately 15 years. For the three months ended March 31, 2024 and 2023, there were no material right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY, nor any material lease terminations.

Note J – Income Tax
Con Edison’s income tax expense was $184 million for the three months ended March 31, 2024 and $243 million for the three months ended March 31, 2023. The decrease in income tax expense is primarily due to lower income before income tax expense, primarily due to the prior year gain on the sale of the Clean Energy Businesses and higher amortization of excess deferred federal income taxes, offset in part by the absence of a tax benefit from the recognition of deferred unamortized investment tax credits in 2023, changes in state apportionments in 2023 and lower flow through tax benefits in 2024 for plant related items.

CECONY’s income tax expense was $181 million for the three months ended March 31, 2024 and $154 million for the three months ended March 31, 2023. The increase in income tax expense is primarily due to higher income before income tax expense, higher state income taxes and lower flow through tax benefits in 2024 for plant related items, offset in part by higher amortization of excess deferred federal income taxes.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended March 31, 2024 and 2023 is as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(% of Pre-tax income)	2024	2023	2024	2023
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income taxes	5	5	5	5
Amortization of excess deferred federal income taxes	(6)	(3)	(5)	(6)
Cost of removal	1	—	1	1
Allowance for uncollectible accounts, net of COVID-19 assistance	(1)	—	(1)	(1)
Impacts from the sale of the Clean Energy Businesses:
Deferred unamortized ITC recognized on sale of subsidiary	—	(7)	—	—
Changes in state apportionments, net of federal income taxes	—	(3)	—	—
Valuation allowance on state NOLs, net of federal income tax	—	1	—	—
Effective tax rate	20%	14%	21%	20%

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. Among other provisions, the IRA implemented a 15% corporate alternative minimum tax (CAMT) based on GAAP net income, with certain adjustments as defined by the IRA, and clean energy-related provisions. The IRA's clean energy provisions included, among other provisions, the extension and modification of existing investment and production tax credits for projects placed in service through 2024 and introduced new technology-neutral clean energy-related credits beginning in 2025.

Under the IRA, a corporation is subject to the CAMT if its average annual adjusted financial statement income for the three taxable year period ending prior to the taxable year exceeds $1,000 million, and applies to tax years beginning after December 31, 2022. The Companies were not subject to the CAMT in 2023, but are subject to the CAMT beginning in 2024. There were no material impacts from the provisions of the CAMT on the Companies’ financial position, results of operations or liquidity for the three months ended March 31, 2024. The Companies will continue to assess the IRA as new information and anticipated guidance from the U.S. Department of the Treasury becomes available.

Uncertain Tax Positions
At March 31, 2024, the estimated liability for uncertain tax positions for Con Edison was $12 million ($7 million for CECONY). For the three months ended March 31, 2024, Con Edison recognized $1 million ($1 million for CECONY) of income tax expense related to current year positions. Con Edison and CECONY reasonably expect to resolve within the next twelve months approximately $3 million of various federal uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce their effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $12 million ($11 million, net of federal income taxes) with $7 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the three months ended March 31, 2024 and 2023, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At March 31, 2024 and December 31, 2023, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

In February 2024, New York State completed its examination of the Companies' New York State income and franchise tax returns for tax years 2015 through 2021 with no changes. The Companies' return for tax year 2022 remains open under the statute of limitations.

Note K – Revenue Recognition
The following table presents, for the three months ended March 31, 2024 and 2023, revenue from contracts with customers as defined in Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$2,439	$2	$2,441	$2,263	$93	$2,356
Gas	1,229	14	1,243	1,257	34	1,291
Steam	294	(7)	287	303	3	306
Total CECONY	$3,962	$9	$3,971	$3,823	$130	$3,953
O&R
Electric	200	(5)	195	178	4	182
Gas	116	(3)	113	138	1	139
Total O&R	$316	$(8)	$308	$316	$5	$321
Clean Energy Businesses (c)
Renewables	—	—	—	68	—	68
Energy services	—	—	—	7	—	7
Develop/Transfer Projects	—	—	—	7	—	7
Other	—	—	—	—	47	47
Total Clean Energy Businesses	$—	$—	$—	$82	$47	$129
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	—	—	—	(1)	(1)
Total Con Edison	$4,279	$1	$4,280	$4,222	$181	$4,403
(a) For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this included revenue from wholesale services. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.
(b)    Other includes the parent company, Con Edison's tax equity investments, the deferred project held for sale and consolidated adjustments. See Note R.
(c) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.

Use of the Percentage-of-Completion Method
Sales and profits on each percentage-of-completion contract at the Clean Energy Businesses were recorded each month based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative revenues recognized in prior periods (the ‘‘cost-to-cost’’ method). The impact of revisions of contract estimates, which may have resulted from contract modifications, performance or other reasons, were recognized on a cumulative catch-up basis in the period in which the revisions were made. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q.

	2024		2023
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)	Unbilled contract revenue (a)		Unearned revenue (b)
Beginning balance as of January 1,	$4	$—	$80		$3
Additions (c)	—	—	2		—
Subtractions (c)	—	—	33		3	(d)
Ending balance as of March 31,	$4	$—	$49	(e)	$—
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
(d)Of the subtractions from unearned revenue, $3 million was included in the balances as of January 1, 2023.

(e)Following the sale of the Clean Energy Businesses, Con Edison received substantially all contract revenue, net of certain costs incurred, for a battery storage project located in Imperial County, California. See Note Q.

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
Starting in 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases to the allowance for customer uncollectible accounts for Con Edison and CECONY were $34 million and $30 million, respectively, for the three months ended March 31, 2024. The decrease to the allowance for customer uncollectible accounts for Con Edison and CECONY was $78 million for the three months ended March 31, 2023, primarily from credits issued pursuant to New York State COVID-19 arrears assistance programs.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a rollforward by major portfolio segment type for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023
Allowance for credit losses
Beginning Balance at January 1,	$360	$322	$13	$10	$353	$314	$9	$7
Recoveries	14	4	—	—	11	4	—	—
Write-offs	(66)	(48)	—	(1)	(62)	(47)	—	—
Reserve adjustments	86	(34)	4	1	81	(35)	3	1
Ending Balance March 31,	$394	$244	$17	$10	$383	$236	$12	$8

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023
CECONY
Electric	$2,441	$2,356	$4	$5	$370	$343	$240	$194
Gas	1,243	1,291	2	2	114	105	615	559
Steam	287	306	19	18	26	25	134	56
Consolidation adjustments	—	—	(25)	(25)	—	—	—	—
Total CECONY	$3,971	$3,953	$—	$—	$510	$473	$989	$809
O&R
Electric	$195	$182	$—	$—	$20	$18	$14	$1
Gas	113	139	—	—	9	7	42	40
Total O&R	$308	$321	$—	$—	$29	$25	$56	$41
Clean Energy Businesses (a)	—	129	—	—	—	—	—	36
Con Edison Transmission	1	1	—	—	—	—	(3)	(2)
Other (b)	—	(1)	—	—	—	1	(31)	855
Total Con Edison	$4,280	$4,403	$—	$—	$539	$499	$1,011	$1,739
(a) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. As a result of this sale, the Clean Energy Businesses are no longer a principal segment. See Note Q and Note R.
(b) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments.

Note N – Derivative Instruments and Hedging Activities
Con Edison’s subsidiaries hedge market price fluctuations associated with physical purchases and sales of electricity, natural gas, steam and, to a lesser extent, refined fuels by using derivative instruments including futures, forwards, basis swaps, options, transmission congestion contracts and financial transmission rights contracts. These are economic hedges, for which the Utilities do not elect hedge accounting. The Companies use economic hedges to manage commodity price risk in accordance with provisions set by state regulators. The volume of hedging activity at the Utilities depends upon the forecasted volume of physical commodity supply to meet customer needs, and program costs or benefits are recovered from or credited to full-service customers, respectively. Derivatives are recognized on the consolidated balance sheet at fair value (see Note O), unless an exception is available under the accounting rules for derivatives and hedging. Qualifying derivative contracts that have been designated as normal purchases or normal sales contracts are not reported at fair value under the accounting rules. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at March 31, 2024 and December 31, 2023 were:

(Millions of Dollars)	2024				2023
Balance Sheet Location	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)		Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset	Net Amounts of Assets/ (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$127	$(46)	$81	(b)	$83	$(38)	$45	(b)
Noncurrent	71	(23)	48		77	(29)	48
Total fair value of derivative assets	$198	$(69)	$129		$160	$(67)	$93
Fair value of derivative liabilities
Current	$(164)	$58	$(106)	(b)	$(230)	$52	$(178)	(b)
Noncurrent	(123)	29	(94)		(154)	33	(121)
Total fair value of derivative liabilities	$(287)	$87	$(200)		$(384)	$85	$(299)
Net fair value derivative assets/(liabilities)	$(89)	$18	$(71)		$(224)	$18	$(206)
CECONY
Fair value of derivative assets
Current	$121	$(45)	$76	(b)	$78	$(35)	$43	(b)
Noncurrent	69	(22)	47		76	(27)	49
Total fair value of derivative assets	$190	$(67)	$123		$154	$(62)	$92
Fair value of derivative liabilities
Current	$(156)	$55	$(101)	(b)	$(217)	$48	$(169)
Noncurrent	(112)	27	(85)		(139)	31	(108)
Total fair value of derivative liabilities	$(268)	$82	$(186)		$(356)	$79	$(277)
Net fair value derivative assets/(liabilities)	$(78)	$15	$(63)		$(202)	$17	$(185)
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
(b)At March 31, 2024, margin deposits for Con Edison ($7 million and $(7) million) were classified as derivative assets and derivative liabilities, respectively, and for CECONY ($6 million and $(2) million) were classified as derivative assets and derivative liabilities, respectively, on the consolidated balance sheet, but not included in the table. At December 31, 2023 margin deposits for Con Edison and CECONY of $7 million and $6 million were classified as derivative assets, and $(15) million and $(10) million, respectively were classified as derivative liabilities on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The Clean Energy Businesses recorded realized and unrealized gains and losses on their derivative contracts in gas purchased for resale and non-utility revenue in the reporting period in which they occurred. The Clean Energy Businesses recorded changes in the fair value of their interest rate swaps in other interest expense at the end of each reporting period. Management believes that these derivative instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and interest rates. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2024 and 2023:

		For the Three Months Ended March 31,
		Con Edison		CECONY
(Millions of Dollars)	Balance Sheet Location	2024	2023	2024	2023
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$43	$(149)	$40	$(137)
Noncurrent	Regulatory liabilities	(2)	(126)	(2)	(111)
Total deferred gains/(losses)		$41	$(275)	$38	$(248)
Current	Regulatory assets	$67	$(16)	$63	$(12)
Current	Recoverable energy costs	(114)	(291)	(104)	(274)
Noncurrent	Regulatory assets	30	(133)	26	(130)
Total deferred gains/(losses)		$(17)	$(440)	$(15)	$(416)
Net deferred gains/(losses) (a)		$24	$(715)	$23	$(664)
	Income Statement Location
Pre-tax gains/(losses) recognized in income
	Gas purchased for resale	$—	$4	$—	$—
	Non-utility revenue	—	17	—	—
	Other operations and maintenance expense	1	—	1	—
	Other interest expense (b)	—	5	—	—
Total pre-tax gains/(losses) recognized in income		$1	$26	$1	$—
(a)Unrealized net deferred losses on electric and gas derivatives for the Utilities decreased as a result of higher electric and gas commodity prices during the three months ended March 31, 2024. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.
(b)Comprised of amounts related to interest rate swaps of the Clean Energy Businesses. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at March 31, 2024:

	Electric Energy (MWh) (a)(b)	Capacity (MW-mos) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	31,374,625	42,600	296,190,000	4,032,000
CECONY	28,801,875	33,600	278,560,000	4,032,000
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
At March 31, 2024, Con Edison and CECONY had $88 million and $84 million, respectively, of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral. Con Edison’s net credit exposure consisted of $5 million with investment-grade counterparties, $7 million with commodity exchange brokers, and $76 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $2 million with investment-grade counterparties, $6 million with commodity exchange brokers, and $76 million with non-investment grade/non-rated counterparties. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at March 31, 2024:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$164	$153
Collateral posted	255	255
Additional collateral (b) (downgrade one level from current ratings)	10	—
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	74	56
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post $1 million of additional collateral at March 31, 2024. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At March 31, 2024, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $5 million.

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

For information on the measurement of Con Edison's investment in MVP, which was measured at fair value on a non-recurring basis, see Note A. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized below.

	2024					2023
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$4	$156	$2	$(27)	$135	$6	$146	$2	$(54)	$100
Mutual Funds (a)(b)	523	—	—	—	523	505	—	—	—	505
Cash Value of Life Insurance Policies (a)(b)	—	125	—	—	125	—	118	—	—	118
Total assets	$527	$281	$2	$(27)	$783	$511	$264	$2	$(54)	$723
Derivative liabilities:
Commodity (a)(b)(c)	$20	$229	$2	$(44)	207	$22	$347	$10	$(65)	$314
CECONY
Derivative assets:
Commodity (a)(b)(c)	$4	$151	$1	$(28)	$128	$6	$143	$1	$(52)	$98
Mutual Funds (a)(b)	505	—	—	—	505	488	—	—	—	488
Cash Value of Life Insurance Policies (a)(b)	—	120	—	—	120	—	113	—	—	113
Total assets	$509	$271	$1	$(28)	$753	$494	$256	$1	$(52)	$699
Derivative liabilities:
Commodity (a)(b)(c)	$18	$216	$1	$(47)	188	$20	$326	$6	$(65)	$287
(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $4 million of commodity derivative liabilities transferred from level 3 to level 2 during the three months ended March 31, 2024 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of December 31, 2023 to less than three years as of March 31, 2024. Con Edison and CECONY had an immaterial amount of derivative assets and $9 million and $6 million of commodity derivative liabilities, respectively, transferred from level 3 to level 2 during the year ended December 31, 2023 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2023 to less than three years as of December 31, 2023.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2024 and December 31, 2023, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
(d)Amounts represent the impact of legally-enforceable master netting agreements that allow the Companies to net gain and loss positions                 and cash collateral held or placed with the same counterparties.

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

	Fair Value of Level 3 at March 31, 2024	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	immaterial	Discounted Cash Flow	Forward energy prices (a)	$37.65-$88.95 per MWh
Electricity	$(1)	Discounted Cash Flow	Forward capacity prices (a)	$1.92-$7.53 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(0.10)-$2.68 per MWh
Total Con Edison—Commodity	$—
CECONY – Commodity
Electricity	(1)	Discounted Cash Flow	Forward capacity prices (a)	$1.92-$7.53 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$(0.10)-$2.68 per MWh
Total CECONY—Commodity	$—
(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2024 and 2023 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Beginning balance as of January 1,	$(8)	$15	$(5)	$(6)
Included in earnings	(2)	(2)	(1)	(1)
Included in regulatory assets and liabilities	1	8	—	7
Settlements	5	4	2	2
Decrease due to the sale of the Clean Energy Businesses (a)	—	(29)	—	—
Transfer out of level 3	4	(7)	4	(7)
Ending balance as of March 31,	$—	$(11)	$—	$(5)
(a) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.

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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities were reported in non-utility revenues ($17 million loss) on the consolidated income statement for the three months ended March 31, 2023. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses and amounts for 2023 are shown through the date of sale. See Note Q and Note R.

Note P – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. As a result, substantially all of the net assets of CECONY and O&R ($19,597 million and $1,098 million, respectively), at March 31, 2024, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	CECONY (a)
(Millions of Dollars)	2024	2023
Cost of services provided	$32	$33
Cost of services received	$20	$19
(a) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.
In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R, $24 million and $33 million of natural gas for the three months ended March 31, 2024 and 2023, respectively. These amounts are net of the effect of related hedging transactions.
At March 31, 2024 and December 31, 2023, CECONY's net receivable from Con Edison for income taxes was $110 million.

The Utilities perform work and incur expenses on behalf of New York Transco, a company in which Con Edison Transmission has a 45.7 percent interest in New York Transco's New York Energy Solution project and a 41.7 percent interest in New York Transco's share of the Propel NY Energy project that is jointly owned with the New York Power Authority. The Utilities bill New York Transco for such work and expenses in accordance with established policies. For the three months ended March 31, 2024 and 2023, the amounts billed by the Utilities to New York Transco were $1 million and $4 million, respectively.

CECONY has a 20-year transportation contract with Mountain Valley Pipeline, LLC (MVP) for 250,000 dekatherms per day of capacity. Con Edison Transmission has an interest in MVP. See "Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its contract with MVP unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request. CECONY has not incurred costs under the contract.

FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At March 31, 2024 and December 31, 2023 there were no outstanding loans to O&R.
The Consolidated Edison Foundation, Inc. (the Foundation), established in December 2023, is a non-consolidated not-for-profit corporation funded by Con Edison that plans to make contributions to selected charitable organizations. In April 2024, Con Edison made a $12 million contribution to the Foundation that Con Edison accrued as an expense in “Other Income and Deductions” within its consolidated income statement for the year ended December 31, 2023.

Note Q – Dispositions
During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the Clean Energy Businesses. On October 1, 2022, following the conclusion of such review and to allow for continued focus on the Utilities and their clean energy transition, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell the Clean Energy Businesses to RWE Renewables Americas, LLC, a subsidiary of RWE for a total of $6,800 million, subject to closing adjustments. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses to RWE for $3,993 million. The preliminary purchase price at closing was adjusted (i) upward for certain cash and cash equivalents, (ii) downward for certain indebtedness and debt-like items, (iii) downward for certain transaction expenses, (iv) downward to the extent that the net working capital varied from a set target, (v) upward to the extent that capital investments incurred prior to the closing of the transaction varied from a set budget, and (vi) downward by the value allocated to Broken Bow II, a project that was not able to be conveyed to RWE upon closing of the transaction. The process to finalize the purchase price was completed during the second quarter of 2024. The final purchase price was subject to customary adjustments for timing differences and a final valuation report, among other factors. The transaction was completed at arm’s length and RWE was not, and will not be, considered a related party to Con Edison.

Con Edison's preliminary gain on the sale of the Clean Energy Businesses was $855 million ($791 million, after tax) for the three months ended March 31, 2023, and $865 million ($767 million after tax) for the year ended December 31, 2023. Cumulatively through March 31, 2024 the gain on the sale of the Clean Energy Businesses was $835 million ($745 million, after tax), reflecting a downward adjustment of $30 million ($22 million after-tax) for the three months then ended, resulting from certain customary closing adjustments. The portion of the gain attributable to the non-controlling interest retained in certain tax-equity projects was not material. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects, described below, and one deferred project, Broken Bow II, a 75MW nameplate capacity wind power project located in Nebraska. See Note R. Transfer of the project depends on one outstanding counterparty consent, and if and when such consent is obtained within two years of the sale of the Clean Energy Businesses, i.e., by February 28, 2025, the project will transfer and the corresponding value, subject to adjustment, will be paid to Con Edison. RWE Renewables Americas, LLC operates the facility on behalf of Con Edison pursuant to certain service agreements, for which the fees are not material.

Con Edison retained the Clean Energy Businesses' tax equity investment interest in the Crane solar project and another tax equity investment interest in two solar projects located in Virginia. These tax equity partnerships produced renewable energy tax credits that can be used to reduce Con Edison’s federal income tax. These tax credits are subject to recapture, in whole or in part, if the assets are sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for its interests in these tax equity partnerships. The combined carrying value of the retained tax equity interests is approximately $7 million at March 31, 2024.

Con Edison also retained any post-sale deferred income taxes (federal and state income taxes, including tax attributes), any valuation allowances associated with the deferred tax assets, all current federal taxes and New York State taxes and the estimated liability for uncertain tax positions. The unamortized deferred investment tax credits of the Clean Energy Businesses were recognized in full upon the completion of the sale of the Clean Energy Businesses.

Concurrent with entering into the purchase and sale agreement, Con Edison incurred costs in the normal course of the sale process. Transaction costs of $11 million ($8 million after-tax) were recorded in the first three months of 2023, and were immaterial for the first three months of 2024. Also, depreciation and amortization expense of approximately $41 million ($28 million after-tax) were not recorded on the assets of the Clean Energy Businesses in 2023 through the closing of the transaction.

Following the sale of the Clean Energy Businesses and pursuant to a reimbursement and indemnity agreement with RWE, Con Edison remains responsible for certain potential costs related to a battery storage project located in Imperial County, California. Con Edison's exposure under the agreement could range up to approximately $172 million. As of March 31, 2024, no material amounts were recorded as liabilities on Con Edison's consolidated balance sheet related to this agreement.

The following table shows the pre-tax operating income for the Clean Energy Businesses. The 2023 period shown is through the date of the sale of the Clean Energy Businesses; there is no applicable data for the three months ended March 31, 2024.

For the Three Months Ended March 31,
(Millions of Dollars)	2023
Pre-tax operating income	$25
Pre-tax operating income, excluding non-controlling interest	$21

Note R – Assets and Liabilities Held-for-Sale
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects and one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. Transfer of the project from Con Edison to RWE depends on one outstanding counterparty consent, and if and when such consent is obtained within two years of the sale of the Clean Energy Businesses, i.e., by February 28, 2025, the project will transfer. RWE Renewables Americas, LLC operates the facility on behalf of Con Edison pursuant to certain service agreements for which the fees are not material.

At March 31, 2024, the carrying amounts of the major classes of assets and liabilities of Broken Bow II that are expected to be sold are presented on a held-for-sale basis, and accordingly exclude net deferred tax liability balances, as follows:

(Millions of Dollars)	March 31, 2024
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1
Accrued unbilled revenue	1
Restricted cash	5
Prepayments	1
Other current assets	2
TOTAL CURRENT ASSETS	10
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation	76
NET PLANT	76
OTHER NONCURRENT ASSETS
Intangible assets less accumulated amortization	71
Operating lease right-of-use asset	7
TOTAL OTHER NONCURRENT ASSETS	78
TOTAL ASSETS	$164

(Millions of Dollars)	March 31, 2024
LIABILITIES
CURRENT LIABILITIES
Long-term debt due within one year	$2
Operating lease liabilities	2
Other current liabilities	6
TOTAL CURRENT LIABILITIES	10
NONCURRENT LIABILITIES
Asset retirement obligations	3
Operating lease liabilities	5
TOTAL NONCURRENT LIABILITIES	8
LONG-TERM DEBT	59
TOTAL LIABILITIES	$77

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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2023 (File Nos.1-14514 and 1-01217, the Form 10-K).

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
•RECO

Con Edison’s principal business operations are those of the Utilities and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission, through its subsidiaries, invests in electric transmission projects supporting Con Edison's effort to transition to clean, renewable energy and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects that will bring clean, renewable electricity to customers focusing on New York and the Northeast. See "Investments" in Note A to the First Quarter Financial Statements. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the First Quarter Financial Statements.

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

Aged Accounts Receivable Balances
At March 31, 2024, CECONY’s and O&R’s customer accounts receivables balances of $2,892 million and $119 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,358 million and $29 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivables (balances outstanding in excess of 60 days) of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivables as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. In general, the Utilities suspended service disconnections during the COVID-19 pandemic. CECONY’s rate plans include reconciliation of late payment charges (from January 1, 2023 through December 31, 2025 for electric and gas and from January 1, 2020 through October 31, 2026 for steam) and write-offs of customer accounts receivable balances (from January 1, 2020 through December 31, 2025 for electric and gas and from January 1, 2020 through October 31, 2026 for steam) to amounts reflected in rates, with recovery/refund from or to customers via surcharge/sur-credit. CECONY's surcharge recoveries for late payment charges and write-offs of accounts receivable balances will, collectively, be subject to separate annual caps for electric and gas that produce no more than a half percent (0.5 percent) total customer bill impact per commodity (estimated for electric to be $57.3 million, $60.3 million, $62.6 million for 2023, 2024 and 2025, respectively, and for gas to be $14.8 million, $15.9 million and $16.8 million for 2023, 2024 and 2025, respectively). CECONY's surcharge recoveries for late payment charges and write-offs of accounts receivables for steam will each be subject to an annual cap that produces no more than half percent (0.5 percent) total customer bill impact (estimated to be $2.5 million, $3.0 million and $3.5 million for 2024, 2025 and 2026, respectively). Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in CECONY’s next base rate cases. O&R’s 2022 - 2024 rate plans include reconciliation of late payment charges to amounts reflected in rates for years 2022 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity. Although these regulatory mechanisms are in place, a continued slower recovery in cash of outstanding customer accounts receivable balances has impacted the Companies’ liquidity and may continue to impact liquidity. The Utilities resumed collection activities, including write-offs of uncollectible customer accounts receivable balances. See “Liquidity and Capital Resources” and “Capital Requirements and Resources,” below.

Con Edison Transmission
Con Edison Transmission, through its New York Transco partnership and jointly with the New York Power Authority, is developing the Propel NY Energy transmission project that will deliver offshore wind energy from Long Island to New York City, Westchester County and the rest of New York State's high voltage power grid. Con Edison Transmission is participating in competitive solicitations to develop additional electric projects, including a joint solicitation submitted in April 2024 with another entity to build transmission infrastructure that will carry offshore wind power to New Jersey's electric grid. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements.

CECONY
Electric
CECONY provides electric service to approximately 3.7 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 15,444 MMlb of steam annually to approximately 1,525 customers in parts of Manhattan.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended March 31, 2024				At March 31, 2024
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$3,971	93%	$694	96%	$61,904	92%
O&R	308	7	37	5	3,747	6
Total Utilities	$4,279	100%	$731	101%	$65,651	98%
Con Edison Transmission	1	—	11	2	431	1
Other (a)	—	—	(22)	(3)	598	1
Total Con Edison	$4,280	100%	$720	100%	$66,680	100%
(a)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Net income for common stock for the three months ended March 31, 2024 includes $(22) million (after-tax) for an adjustment related to the sale of the Clean Energy Businesses. See Note Q and Note R to the First Quarter Financial Statements.

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law and included a new 15 percent Corporate Alternative Minimum Tax (CAMT). Under the IRA, a corporation is subject to the CAMT if its average annual adjusted financial statement Income for the three taxable year period ending prior to the taxable year exceeds $1,000 million, and applies to tax years beginning after December 31, 2022. Con Edison and CECONY were not subject to the CAMT in 2023 and are subject to the CAMT beginning in 2024. The provisions of the CAMT are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

New York Legislation
In April 2021, New York passed a law that increased the corporate franchise tax rate on business income from 6.5 percent to 7.25 percent, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875 percent, not to exceed a maximum tax liability of $5 million per taxpayer. New York requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax were scheduled to expire after 2023. In May 2023, New York passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for an additional three years, through tax year 2026 and extended the business capital tax through tax year 2026. New York also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. As a result of the sale of the Clean Energy Businesses in 2023, Con Edison’s New York State taxable income was higher than $5 million and it was subject to the higher 7.25 percent rate (9.425 percent with the surcharge rate) on its taxable income for tax year 2023, but is not expected to be subject to the higher rate in tax year 2024.

Results of Operations
Net income for common stock and earnings per share for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	2024	2023	2024	2023
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share
CECONY	$694	$604	$2.01	$1.71
O&R	37	31	0.11	0.09
Clean Energy Businesses (a) (d)	—	22	—	0.07
Con Edison Transmission	11	2	0.03	—
Other (b)	(22)	774	(0.07)	2.19
Con Edison (c)	$720	$1,433	$2.08	$4.06
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

(b)    Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Net income for common stock and earnings per share for the three months ended March 31, 2024 includes $(22) million (after-tax) or $(0.07) a share (after-tax) for an adjustment related to the sale of the Clean Energy Businesses. See Note Q and Note R to the First Quarter Financial Statements.

Net income for common stock and earnings per share for the three months ended March 31, 2023 includes an immaterial amount or $0.00 a share net of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the three months ended March 31, 2023 also includes an immaterial amount or $0.00 a share net of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock for the three months ended March 31, 2023 also includes $(9) million and $(0.02) a share of transaction costs and other accruals related to the sale of the Clean Energy Businesses (net of tax). Net income for common stock for the three months ended March 31, 2023 also includes the impact of the sale of the Clean Energy Businesses on the changes in state unitary tax apportionments (net of federal taxes) of $(16) million or $(0.05) per share. Depreciation and amortization expenses on the assets of the Clean Energy Businesses of $(3) million or $(0.01) a share (after-tax) were not recorded for the three months ended March 31, 2023. Net income for common stock and earnings per share for the three months ended March 31, 2023 includes $791 million (after-tax) or $2.24 a share (after-tax) for the gain on the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the First Quarter Financial Statements.

(c)    Earnings per share on a diluted basis were $2.08 a share and $4.05 a share for the three months ended March 31, 2024 and 2023, respectively.

(d)    On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the First Quarter Financial Statements.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three months ended March 31, 2024 as compared with the 2023 period.

Variation for the Three Months Ended March 31, 2024 vs. 2023
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
New steam rate plan effective November 2023	$47	$0.13
Higher gas rate base	27	0.08
Higher electric rate base	15	0.04
Accretive effect of share repurchase	—	0.04
Other	1	0.01
Total CECONY	90	0.30
O&R (a)
Electric base rate increase	7	0.02
Gas base rate increase	1	—
Other	(2)	—
Total O&R	6	0.02
Clean Energy Businesses (b)
Total Clean Energy Businesses	(22)	(0.07)
Con Edison Transmission
Higher investment income, primarily due to the recognition of allowance for funds used during construction from Mountain Valley Pipeline, LLC	8	0.02
Other	1	0.01
Total Con Edison Transmission	9	0.03
Other, including parent company expenses
Gain and other impacts related to the sale of the Clean Energy Businesses	(785)	(2.23)
Lower interest income	(8)	(0.02)
Other	(3)	(0.01)
Total Other, including parent company expenses	(796)	(2.26)
Total Reported (GAAP basis)	$(713)	$(1.98)

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

The Companies’ other operations and maintenance expenses for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2024	2023
CECONY
Operations	$488	$423
Pensions and other postretirement benefits	39	86
Health care and other benefits	40	37
Regulatory fees and assessments (a)	107	89
Other	115	115
Total CECONY	$789	$750
O&R	96	97
Clean Energy Businesses (b)	—	48
Con Edison Transmission	4	3
Other (c)	(1)	(2)
Total other operations and maintenance expenses	$888	$896
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments that are collected in revenues.
(b)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the First Quarter Financial Statements.
(c)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note R to the First Quarter Financial Statements.

A discussion of the results of operations by principal business segment for the three months ended March 31, 2024 and 2023 follows. For additional business segment financial information, see Note M to the First Quarter Financial Statements.

The Companies’ results of operations for the three months ended March 31, 2024 and 2023 were as follows:

	CECONY		O&R		Clean Energy Businesses (a)		Con Edison Transmission		Other (b)		Con Edison (c)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Operating revenues	$3,971	$3,953	$308	$321	$—	$129	$1	$1	$—	$(1)	$4,280	$4,403
Purchased power	579	631	70	71	—	—	—	—	—	—	649	702
Fuel	88	189	—	—	—	—	—	—	—	—	88	189
Gas purchased for resale	235	365	32	63	—	41	—	—	—	(1)	267	468
Other operations and maintenance	789	750	96	97	—	48	4	3	(1)	(2)	888	896
Depreciation and amortization	510	473	29	25	—	—	—	—	—	1	539	499
Taxes, other than income taxes	781	736	25	24	—	4	—	—	2	1	808	765
Gain (loss) on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	—	(30)	855	(30)	855
Operating income (loss)	989	809	56	41	—	36	(3)	(2)	(31)	855	1,011	1,739
Other income (deductions)	156	182	8	12	—	1	18	7	—	(6)	182	196
Net interest expense	270	233	14	13	—	15	—	2	5	(1)	289	262
Income (loss) before income tax expense	875	758	50	40	—	22	15	3	(36)	850	904	1,673
Income tax expense	181	154	13	9	—	3	4	1	(14)	76	184	243
Net income (loss)	$694	$604	$37	$31	$—	$19	$11	$2	$(22)	$774	$720	$1,430
Loss attributable to non-controlling interest	—	—	—	—	—	(3)	—	—	—	—	—	(3)
Net income (loss) for common stock	$694	$604	$37	$31	$—	$22	$11	$2	$(22)	$774	$720	$1,433

(a)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the First Quarter Financial Statements.
(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note R to the First Quarter Financial Statements.
(c)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended March 31, 2024				For the Three Months Ended March 31, 2023
(Millions of Dollars)	Electric	Gas	Steam	2024 Total	Electric	Gas	Steam	2023 Total	2024-2023 Variation
Operating revenues	$2,441	$1,243	$287	$3,971	$2,356	$1,291	$306	$3,953	$18
Purchased power	568	—	11	579	613	—	18	631	(52)
Fuel	58	—	30	88	79	—	110	189	(101)
Gas purchased for resale	—	235	—	235	—	365	—	365	(130)
Other operations and maintenance	612	128	49	789	568	125	57	750	39
Depreciation and amortization	370	114	26	510	343	105	25	473	37
Taxes, other than income taxes	593	151	37	781	559	137	40	736	45
Operating income	$240	$615	$134	$989	$194	$559	$56	$809	$180

Electric
CECONY’s results of electric operations for the three months ended March 31, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2024	March 31, 2023	Variation
Operating revenues	$2,441	$2,356	$85
Purchased power	568	613	(45)
Fuel	58	79	(21)
Other operations and maintenance	612	568	44
Depreciation and amortization	370	343	27
Taxes, other than income taxes	593	559	34
Electric operating income	$240	$194	$46

CECONY’s electric sales and deliveries for the three months ended March 31, 2024 compared with the 2023 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2024	March 31, 2023	Variation	Percent Variation		March 31, 2024	March 31, 2023	Variation	Percent Variation
Residential/Religious (b)	2,591	2,614	(23)	(0.9)%		$965	$712	$253	35.5%
Commercial/Industrial	2,672	2,787	(115)	(4.1)		737	676	61	9.0
Retail choice customers	4,768	4,805	(37)	(0.8)		542	463	79	17.1
NYPA, Municipal Agency and other sales	2,301	2,330	(29)	(1.2)		177	158	19	12.0
Other operating revenues (c)	—	—	—	—		20	347	(327)	(94.2)
Total	12,332	12,536	(204)	(1.6)%	(d)	$2,441	$2,356	$85	3.6%
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
(c)Other electric operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY's rate plan.
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 1.1 percent in the three months ended March 31, 2024 compared with the 2023 period.

Operating revenues increased $85 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to an increase in revenues from the electric rate plan ($142 million) and a change in incentives earned under the earnings adjustment mechanisms (EAMs) ($1 million), offset in part by lower purchased power expenses ($45 million) and lower fuel expenses ($21 million).

Purchased power expenses decreased $45 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to lower unit costs ($68 million), offset in part by higher purchased volumes ($23 million).

Fuel expenses decreased $21 million in the three months ended March 31, 2024 compared with the 2023 period due to lower unit costs ($21 million).

Other operations and maintenance expenses increased $44 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to increases in total surcharges for assessments and fees that are collected in revenues from customers ($13 million), electric operations maintenance activities ($10 million), municipal infrastructure support costs ($8 million), costs for injuries and damages ($3 million) and uncollectible expenses ($1 million).

Depreciation and amortization expenses increased $27 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $34 million in the three months ended March 31, 2024 compared with the 2023 period due to higher property taxes ($31 million) and higher state and local revenue taxes ($7 million), offset in part by lower deferral of over-collected property taxes ($6 million).

Gas
CECONY’s results of gas operations for the three months ended March 31, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2024	March 31, 2023	Variation
Operating revenues	$1,243	$1,291	$(48)
Gas purchased for resale	235	365	(130)
Other operations and maintenance	128	125	3
Depreciation and amortization	114	105	9
Taxes, other than income taxes	151	137	14
Gas operating income	$615	$559	$56

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2024 compared with the 2023 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2024	March 31, 2023	Variation	Percent Variation		March 31, 2024	March 31, 2023	Variation	Percent Variation
Residential	20,652	22,508	(1,856)	(8.2)%		$501	$558	$(57)	(10.2)%
General	12,519	12,526	(7)	(0.1)		275	255	20	7.8
Firm transportation	29,498	31,657	(2,159)	(6.8)		405	403	2	0.5
Total firm sales and transportation	62,669	66,691	(4,022)	(6.0)%	(b)	$1,181	$1,216	$(35)	(2.9)%
Interruptible sales (c)	1,185	1,863	(678)	(36.4)		12	20	(8)	(40.0)
NYPA	12,991	9,973	3,018	30.3		1	1	—	—
Generation plants	12,949	11,781	1,168	9.9		5	8	(3)	(37.5)
Other	6,290	6,173	117	1.9		14	12	2	16.7
Other operating revenues (d)	—	—	—	—		30	34	(4)	(11.8)
Total	96,084	96,481	(397)	(0.4)%		$1,243	$1,291	$(48)	(3.7)%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area decreased 7.5 percent in the three months ended March 31, 2024 compared with the 2023 period.
(c)Includes 2,574 thousand and 654 thousand of Dt for the 2024 and 2023 periods, respectively, that are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues decreased $48 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to lower gas purchased for resale ($130 million), offset in part by an increase in gas revenues under the company's gas rate plan ($88 million).

Gas purchased for resale decreased $130 million in the three months ended March 31, 2024 compared with the 2023 period due to lower unit costs ($148 million), offset in part by higher purchased volumes ($18 million).

Other operations and maintenance expenses increased $3 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to higher gas operations costs ($6 million), offset in part by total sur-credits for assessments and fees that are collected in revenues from customers ($2 million).

Depreciation and amortization expenses increased $9 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $14 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to higher property taxes ($13 million) and lower deferral of under-collected property taxes ($6 million), offset in part by lower state and local revenue taxes ($6 million).

Steam
CECONY’s results of steam operations for the three months ended March 31, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2024	March 31, 2023	Variation
Operating revenues	$287	$306	$(19)
Purchased power	11	18	(7)
Fuel	30	110	(80)
Other operations and maintenance	49	57	(8)
Depreciation and amortization	26	25	1
Taxes, other than income taxes	37	40	(3)
Steam operating income	$134	$56	$78

CECONY’s steam sales and deliveries for the three months ended March 31, 2024 compared with the 2023 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2024	March 31, 2023	Variation	Percent Variation		March 31, 2024	March 31, 2023	Variation	Percent Variation
General	251	261	(10)	(3.8)%		$17	$14	$3	21.4%
Apartment house	2,105	2,012	93	4.6		78	80	(2)	(2.5)
Annual power	4,293	4,359	(66)	(1.5)		202	199	3	1.5
Other operating revenues (a)	—	—	—	—		(10)	13	(23)	Large
Total	6,649	6,632	17	0.3%	(b)	$287	$306	$(19)	(6.2)%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather prior to November 1, 2023, and billing days, steam sales and deliveries in the company's service area decreased 2.7 percent in the three months ended March 31, 2024 compared with the 2023 period.

Operating revenues decreased $19 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to lower fuel expense ($80 million) and lower purchased power ($7 million), offset in part by the benefit from the new steam rate plan ($63 million) and tax law sur-credit ($5 million).

Purchased power expenses decreased $7 million in the three months ended March 31, 2024 compared with the 2023 period due to lower unit costs ($7 million).

Fuel expenses decreased $80 million in the three months ended March 31, 2024 compared with the 2023 period due to lower unit costs ($83 million), offset in part by higher purchased volumes from the company’s steam generating facilities ($3 million).

Other operations and maintenance expenses decreased $8 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to lower costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($15 million), offset in part by higher steam operations maintenance activities ($5 million) and an increase in municipal infrastructure support ($1 million).

Taxes, other than income taxes decreased $3 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to a lower deferral of over-collected property taxes ($6 million), offset in part by higher property taxes ($2 million).

Taxes, Other Than Income Taxes
At $781 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the three months ended March 31, 2024. The principal components of, and variations in, taxes other than income taxes were:

	For the Three Months Ended March 31,
(Millions of Dollars)	2024		2023		Variation
Property taxes	$649		$603		$46
State and local taxes related to revenue receipts	120		118		2
Payroll taxes	31		28		3
Other taxes	(19)		(13)		(6)
Total	$781	(a)	$736	(a)	$45
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2024 and 2023 were $978 million and $902 million, respectively.

Other Income (Deductions)
Other income decreased $26 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($40 million), offset in part by lower expenses resulting from investment performance in the deferred compensation plan ($7 million) and an increase in the allowance for funds used during construction ($4 million).

Net Interest Expense
Net interest expense increased $37 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to higher interest on long-term debt ($26 million) and short-term debt ($5 million) and an increase in the carrying charges and interest on regulatory liability balances ($3 million).

Income Tax Expense
Income taxes increased $27 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to higher income before income tax expense ($25 million), higher state income taxes ($6 million), and lower flow through tax benefits in 2024 for plant-related items ($4 million), offset in part by higher amortization of excess deferred federal income taxes ($7 million).

O&R

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
(Millions of Dollars)	Electric	Gas	2024 Total	Electric	Gas	2023 Total	2024-2023 Variation
Operating revenues	$195	$113	$308	$182	$139	$321	$(13)
Purchased power	70	—	70	71	—	71	(1)
Gas purchased for resale	—	32	32	—	63	63	(31)
Other operations and maintenance	75	21	96	77	20	97	(1)
Depreciation and amortization	20	9	29	18	7	25	4
Taxes, other than income taxes	16	9	25	15	9	24	1
Operating income (loss)	$14	$42	$56	$1	$40	$41	$15

Electric
O&R’s results of electric operations for the three months ended March 31, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2024	March 31, 2023	Variation
Operating revenues	$195	$182	$13
Purchased power	70	71	(1)
Other operations and maintenance	75	77	(2)
Depreciation and amortization	20	18	2
Taxes, other than income taxes	16	15	1
Electric operating income	$14	$1	$13

O&R’s electric sales and deliveries for the three months ended March 31, 2024 compared with the 2023 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2024	March 31, 2023	Variation	Percent Variation		March 31, 2024	March 31, 2023	Variation	Percent Variation
Residential/Religious (b)	500	467	33	7.1%		$107	$107	$—	—
Commercial/Industrial	238	262	(24)	(9.2)		40	41	(1)	(2.4)
Retail choice customers	582	495	87	17.6		42	30	12	40.0
Public authorities	27	27	—	—		3	3	—	—
Other operating revenues (c)	—	—	—	—		3	1	2	Large
Total	1,347	1,251	96	7.7%	(d)	$195	$182	$13	7.1%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 2.8 percent in the three months ended March 31, 2024 compared with the 2023 period.

Operating revenues increased $13 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to higher revenues from the electric rate plans ($9 million), offset in part by lower purchased power expenses ($1 million).

Gas
O&R’s results of gas operations for the three months ended March 31, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2024	March 31, 2023	Variation
Operating revenues	$113	$139	$(26)
Gas purchased for resale	32	63	(31)
Other operations and maintenance	21	20	1
Depreciation and amortization	9	7	2
Taxes, other than income taxes	9	9	—
Gas operating income	$42	$40	$2

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2024 compared with the 2023 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2024	March 31, 2023	Variation	Percent Variation		March 31, 2024	March 31, 2023	Variation	Percent Variation
Residential	5,974	5,208	766	14.7%		$85	$100	$(15)	(15.0)%
General	725	1,094	(369)	(33.7)		9	18	(9)	(50.0)
Firm transportation	2,370	2,180	190	8.7		17	17	—	—
Total firm sales and transportation	9,069	8,482	587	6.9%	(b)	$111	$135	$(24)	(17.8)%
Interruptible sales	747	957	(210)	(21.9)		2	2	—	—
Generation plants	2	1	1	Large		—	—	—	—
Other	32	294	(262)	(89.1)		—	—	—	—
Other gas revenues	—	—	—	—		—	2	(2)	Large
Total	9,850	9,734	116	1.2%		$113	$139	$(26)	(18.7)%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R's service area decreased 3.2 percent in the three months ended March 31, 2024 compared with the 2023 period.

Operating revenues decreased $26 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to lower gas purchased for resale ($31 million), offset in part by higher revenues from the New York gas rate plan ($2 million) and a change in incentives earned under the earnings adjustment mechanisms (EAMs) ($1 million).

Gas purchased for resale decreased $31 million in the three months ended March 31, 2024 compared with the 2023 period due to lower unit costs ($36 million), offset in part by higher purchased volumes ($5 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2024 compared with 2023 for the three months ended March 31, 2024. The principal components of taxes, other than income taxes, were:

	For the Three Months Ended March 31,
(Millions of Dollars)	2024		2023		Variation
Property taxes	$18		$18		$—
State and local taxes related to revenue receipts	4		3		1
Payroll taxes	3		3		—
Total	$25	(a)	$24	(a)	$1
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2024 and 2023 were $33 million.

Other Income (Deductions)
Other income decreased $4 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($4 million).

Income Tax Expense
Income taxes increased $4 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to higher income before income tax expense ($2 million) and higher state income taxes ($1 million).

Con Edison Transmission
Other Income (Deductions)
Other income increased $11 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to Con Edison Transmission's recognition of its proportionate share of allowance for funds used during construction for MVP ($10 million).

Income Tax Expense
Income taxes increased $3 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to higher income before income tax expense.

Other
Income Tax Expense
Income taxes decreased $90 million in the three months ended March 31, 2024 compared with the 2023 period primarily due to lower income before income tax expense due to the sale of the Clean Energy Businesses in the 2023 period ($211 million) and a lower unitary state tax adjustment, net of federal benefit ($17 million), offset in part by the recognition of unamortized investment tax credits ($106 million) and higher state taxes due to a change in state apportionments, net of federal income taxes ($36 million), both related to the sale of the Clean Energy Businesses in 2023 and an increase in renewable energy tax credits ($1 million).

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the First Quarter Financial Statements. The Clean Energy Businesses’ results of operations for the three months ended March 31, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2024	March 31, 2023	Variation
Operating revenues	$—	$129	$(129)
Gas purchased for resale	—	41	(41)
Other operations and maintenance	—	48	(48)
Taxes, other than income taxes	—	4	(4)
Operating income	$—	$36	$(36)

Liquidity and Capital Resources
The Companies monitor the financial markets closely, including borrowing rates and daily cash collections. Increases in aged accounts receivable balances, inflationary pressure and higher interest rates have increased the amount of capital needed by the Utilities and the costs of such capital. See "Interest Rate Risk," below, "Aged Accounts Receivable Balances," above and "Capital Requirements and Resources," below.

Con Edison and the Utilities have a $2,500 million revolving credit agreement (the Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until March 2029, unless extended for an additional one-year term, subject to certain conditions. CECONY has a $500 million 364-day revolving credit agreement (the CECONY Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until March 2025, subject to certain conditions. Con Edison and the Utilities have not entered into any loans under the Credit Agreement and CECONY has not entered into any loans under the CECONY Credit Agreement. See Note D to the First Quarter Financial Statements.

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statements of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the three months ended March 31, 2024 and 2023 are summarized as follows:

	For the Three Months Ended March 31,
	CECONY		O&R		Clean Energy Businesses (d)		Con Edison Transmission		Other (a)(b)		Con Edison (c)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Operating activities	$522	$45	$45	$44	$—	$—	$(4)	$(152)	$10	$155	$573	$92
Investing activities	(1,266)	(1,077)	(78)	(68)	—	(248)	—	(26)	—	4,037	(1,344)	2,618
Financing activities	(290)	12	45	21	—	—	(1)	189	(3)	(3,688)	(249)	(3,466)
Net change for the period	(1,034)	(1,020)	12	(3)	—	(248)	(5)	11	7	504	(1,020)	(756)
Balance at beginning of period	1,138	1,056	23	35	—	248	25	—	9	191	1,195	1,530
Balance at end of period (c)	$104	$36	$35	$32	$—	$—	$20	$11	$16	$695	$175	$774
Less: Cash balances held for sale (d)	—	—	—	—	—	—	—	—	6	3	6	3
Balance at end of period excluding held for sale	$104	$36	$35	$32	$—	$—	$20	$11	$10	$692	$169	$771
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note R to the First Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the First Quarter Financial Statements.
(d) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the First Quarter Financial Statements.

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

Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. Pursuant to their rate plans, the Utilities also recover from customers the amount of property taxes they will pay. The payment of property taxes by the Utilities affects the timing of cash flows and increases the amount of short-term borrowings issued by the Utilities when property taxes are due and as property taxes increase, but generally does not impact net income. See Note J to the First Quarter Financial Statements.

In general, the Utilities suspended service disconnections during the COVID-19 pandemic. The Utilities’ rate plans include reconciliation of late payment charges and write-offs of customer accounts receivable balances to amounts reflected in rates, with recovery/refund from or to customers via surcharge/sur-credit. Although these regulatory mechanisms are in place, a continued slower recovery in cash of outstanding customer accounts receivable balances has impacted the Companies’ liquidity and may continue to impact liquidity. See “Aged Accounts
Receivable Balances,” above.

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

Net cash flows from operating activities for the three months ended March 31, 2024 for Con Edison were $481 million higher than in the 2023 period. The change in net cash flows for Con Edison primarily reflects:
•lower net deferred charges, noncurrent assets, leases and other regulatory assets balances ($465 million);
•an increase in accounts payable ($365 million);
•higher accrued interest ($31 million); and
•a decrease in prepayments ($10 million); offset in part by
•a lower increase of accounts receivable balances from customers net of allowance for uncollectible accounts ($322 million) (see "Aged Accounts Receivable Balances,” above);
•a increase in the revenue decoupling mechanism receivable ($103 million).

Net cash flows from operating activities for the three months ended March 31, 2024 for CECONY were $477 million higher than in the 2023 period. The changes in net cash flows for CECONY primarily reflects:
•lower net deferred charges, noncurrent assets, leases and other regulatory assets balances ($457 million); and
•an increase in accounts payable ($192 million); offset in part by
•a increase in the revenue decoupling mechanism receivable ($112 million); and
•a decrease in the pension and retiree benefits obligations, net ($50 million).

Cash Flows From (Used in) Investing Activities
Net cash flows from investing activities for Con Edison were $3,962 million lower for the three months ended March 31, 2024 compared with the 2023 period. The change for Con Edison primarily reflects:
•the proceeds from the sale of all of the stock of the Clean Energy Businesses, net of cash and cash equivalents sold in the prior year ($3,927 million);
•an increase in utility construction expenditures ($187 million); and
•higher cost of removal less salvage ($13 million); offset in part by
•a decrease in non-utility construction expenditures ($140 million).

Net cash flows used in investing activities for CECONY were $189 million higher for the three months ended March 31, 2024 compared with the 2023 period. The change for CECONY primarily reflects:
•an increase in utility construction expenditures ($175 million); and
•higher cost of removal less salvage ($14 million).

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

Cash Flows From (Used In) Financing Activities
Net cash flows used in financing activities for Con Edison were $3,217 million lower for the three months ended March 31, 2024 compared with the 2023 period. Net cash flows from financing activities for CECONY were $302 million lower for the three months ended March 31, 2024 compared with the 2023 period.

In the three months ended March 31, 2024 and 2023, Con Edison contributed $25 million and $1,675 million of equity, respectively, to CECONY.

Con Edison’s cash flows from financing activities for the three months ended March 31, 2024 also reflect a net issuance of short-term debt of $11 million compared with payments of $2,629 million in the 2023 period.

In March 2023, Con Edison entered into accelerated share repurchase agreements with two dealers to repurchase $1,000 million in aggregate of Con Edison’s Common Shares. Con Edison made payments of $1,000 million in aggregate to the dealers and received deliveries of 10,543,263 Common Shares in aggregate. The settlement of the accelerated share repurchase agreements occurred in the second quarter of 2023.

CECONY’s cash flows from financing activities for the three months ended March 31, 2024 also reflect payments of short-term debt of $46 million compared to $1,895 million in the 2023 period.

In February 2023, CECONY issued $500 million aggregate principal amount of 5.20 percent debentures, due 2033, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes.

Cash flows from financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at March 31, 2024 and 2023 and the average daily balances for the three months ended March 31, 2024 and 2023 for Con Edison and CECONY were as follows:

	2024		2023
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31,	Daily average	Outstanding at March 31,	Daily average
Con Edison	$2,299	$2,266	$411	$1,858
CECONY	$1,857	$1,854	$405	$1,773
Weighted average yield	5.5%	5.6%	5.4%	4.8%

Capital Resources
Capital Resources
For each of the Companies, the common equity ratio at March 31, 2024 and December 31, 2023 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2024	December 31, 2023
Con Edison	49.6	49.1
CECONY	48.5	47.9

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at March 31, 2024 and December 31, 2023 are summarized as follows.

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
ASSETS
Current assets	$5,624	$5,981	$337	$302	$24	$25	$181	$229	$6,166	$6,537
Investments	633	608	23	22	383	365	2	4	1,041	999
Net plant	46,851	46,648	2,986	2,943	17	17	—	—	49,854	49,608
Other noncurrent assets	8,796	8,363	401	408	7	7	415	409	9,619	9,187
Total Assets	$61,904	$61,600	$3,747	$3,675	$431	$414	$598	$642	$66,680	$66,331

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$5,418	$5,694	$395	$349	$6	$5	$425	$414	$6,244	$6,462
Noncurrent liabilities	16,077	15,950	1,136	1,146	(71)	(76)	(250)	(236)	16,892	16,784
Long-term debt	20,812	20,810	1,118	1,118	—	—	(1)	(1)	21,929	21,927
Equity	19,597	19,146	1,098	1,062	496	485	424	465	21,615	21,158
Total Liabilities and Equity	$61,904	$61,600	$3,747	$3,675	$431	$414	$598	$642	$66,680	$66,331
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note R to the First Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at March 31, 2024 were $357 million lower than at December 31, 2023. The change in current assets primarily reflects a decrease in cash and temporary cash investments ($1,034 million) and a decrease in fuel oil, gas in storage, materials and supplies, at average cost ($22 million), offset in part by an increase in prepayments ($546 million) and in accounts receivables, net of allowance for uncollectible accounts ($180 million) (see "Aged Accounts Receivable Balances,” above).

Net plant at March 31, 2024 was $203 million higher than at December 31, 2023. The change in net plant primarily reflects an increase in electric ($677 million), gas ($158 million) and steam ($24 million) plant balances, an increase in construction work in progress ($43 million), offset in part by an increase in accumulated depreciation ($600 million) and a decrease in the general ($98 million) plant balance.

Other noncurrent assets at March 31, 2024 were $433 million higher than at December 31, 2023. The change in other noncurrent assets primarily reflects an increase in the regulatory asset for legacy meters ($420 million). See Note B to the First Quarter Financial Statements.

Current liabilities at March 31, 2024 were $276 million lower than at December 31, 2023. The change in current liabilities primarily reflects a decrease in accounts payable ($324 million) and a decrease in the fair value of derivative liabilities ($76 million), offset in part by an increase in accrued interest ($124 million).

Other noncurrent liabilities at March 31, 2024 were $127 million higher than at December 31, 2023. The change in other noncurrent assets primarily reflects an increase in the deferred income taxes and unamortized investment tax credits ($265 million) and an increase in the pensions and retiree benefits ($39 million). The increase is offset in part by a decrease in the unrecognized pension and other postretirement costs ($117 million) and a decrease in future income tax ($65 million). See Note B to the First Quarter Financial Statements.

Equity at March 31, 2024 was $451 million higher than at December 31, 2023. The change in equity primarily reflects net income for the three months ended March 31, 2024 ($694 million) and capital contributions from Con Edison ($25 million) in 2024, offset in part by common stock dividends to Con Edison ($268 million) in 2024.

O&R
Current assets at March 31, 2024 were $35 million higher than at December 31, 2023. The change in current assets primarily reflects an increase in accounts receivable, net of allowance for uncollectible accounts ($21 million) (see "Aged Accounts Receivable Balances,” above), an increase in accrued unbilled revenue ($14 million), and an increase in cash and temporary cash investments ($13 million), offset in part by a decrease in the revenue decoupling mechanism receivable ($9 million).

Net plant at March 31, 2024 was $43 million higher than at December 31, 2023. The change in net plant primarily reflects an increase in electric ($23 million), gas ($25 million) and general ($19 million) plant balances, offset in part by an increase in accumulated depreciation ($20 million) and a decrease in construction work in progress ($4 million).

Current liabilities at March 31, 2024 were $46 million higher than at December 31, 2023. The change in current liabilities primarily reflects an increase in notes payable ($42 million), an increase in the regulatory liabilities ($10 million) and an increase in accrued interest ($4 million), offset in part by a decrease in accounts payable ($12 million).

Equity at March 31, 2024 was $36 million higher than at December 31, 2023. The change in equity primarily reflects capital contributions from Con Edison ($20 million) in 2024, net income for the three months ended March 31, 2024 ($37 million), offset in part by common stock dividends to Con Edison ($17 million) in 2024 and a decrease in other comprehensive income ($6 million).

Con Edison Transmission
Investments at March 31, 2024 were $18 million higher than at December 31, 2023. The increase in investments reflects investment income from MVP ($10 million) and New York Transco ($8 million).

Equity at March 31, 2024 was $11 million higher than at December 31, 2023. The change in equity primarily reflects an increase in retained earnings ($10 million).

Environmental Matters
Clean Energy Future
New York State’s Climate Leadership and Community Protection Act
In March 2024, O&R filed a petition with FERC to add a formula rate to the NYISO tariff to enable O&R to recover the costs of, and a return on investment for, two types of projects: (1) local transmission upgrades determined by the NYSPSC to be necessary or appropriate to meet the CLCPA goals of New York State and eligible for recovery under the FERC-approved cost sharing recovery agreement that socializes the costs statewide and (2) any regulated transmission projects (or portions thereof) eligible for recovery under the NYISO’s public policy transmission planning process. For local transmission upgrades, O&R proposed the return on equity to be the lower of the NYSPSC-determined rates or 11.20 percent. For NYISO projects, O&R proposed a return on equity of 11.20 percent.

Offshore Wind
In February 2024, NYSERDA announced that it selected two offshore wind projects for contract negotiations representing 1,734 MW of energy by 2026. One of the conditional awards, Empire Wind 1, is expected to connect 810 MW of offshore wind electricity to the New York City electrical grid at CECONY’s Gowanus substation. In March 2024, FERC approved the interconnection agreement among Empire Offshore Wind, LLC, the NYISO, and CECONY.

Thermal Energy Networks
In April 2024, the NYSDPS approved CECONY’s and O&R’s December 2023 Stage 1 filings (Project Scope, Feasibility, and Stakeholder Engagement) related to utility-scale thermal energy network pilot projects. The NYSDPS also confirmed CECONY and O&R are authorized to incur costs of $17.1 million and $4.6 million, respectively, through the completion of Stage 2 (Pilot Project Engineering Design and Customer Protection Plan).

These projected costs are within the budgets proposed by CECONY and O&R of $255 million and $46 million, respectively. The remaining proposed budget amounts are subject to approval by the NYSPSC.

Superfund
Certain federal agencies and the NYSDEC have previously notified potentially responsible parties, including CECONY, of their intent to perform a natural resource damage assessment for the Gowanus Canal Superfund Site. In March 2024, CECONY received a notice that the U.S. Fish and Wildlife Service, the NYSDEC, and the National Oceanic and Atmospheric Administration (collectively, the “Trustees”) published a Draft Natural Resource Assessment Plan that is subject to public comments through June 2024. The Trustees are conducting a natural resource damage assessment to determine, among other things, the appropriate amount and type of projects needed to restore, replace, or acquire the equivalent of injured natural resources at the Gowanus Canal Superfund Site. CECONY is unable to estimate its exposure to liability for the Gowanus Canal Superfund Site.

Other Environmental Matters
In April 2024, a CECONY feeder leak in the Bronx resulted in a release of approximately one thousand gallons of dielectric fluid (a non-toxic synthetic compound similar to mineral oil), a portion of which migrated to a nearby sewer system and a sheen was seen in the Bronx River. CECONY stopped the feeder leak and began the cleanup on the same day the discharge occurred. CECONY, with assistance from the NYSDEC, also placed booms in the Bronx River at various locations to address any fluid that potentially made it to the river through the sewer system. CECONY is continuing to address the remaining sheen on the river, and also voluntarily cleaned up a significant amount of debris and trash in the area of the oil sheen. In April 2024, CECONY also discovered the presence of oil in the Hudson River within the permanent containment boom surrounding Pier 98 that likely originated from an internal leak of approximately 4,400 gallons of oil at CECONY’s steam generating plant on 59th Street in Manhattan. CECONY immediately installed an additional containment boom and an absorbent boom in the Hudson River and has estimated that 72 gallons of oil was released to the river. The U.S. Coast Guard, the New York City Department of Environmental Protection, and the NYSDEC have been notified and continue to oversee the clean-up operations. The costs associated with these matters are not expected to have a material adverse effect on CECONY’s financial condition, results of operations or liquidity. In connection with the incidents, CECONY may incur monetary sanctions from government agencies of more than $0.3 million for violations of certain provisions regulating the discharge of materials into, and for the protection of, the environment.

For additional information about the Companies’ environmental matters, see Note G to the First Quarter Financial Statements.

Con Edison Transmission
Con Edison Transmission owns a 45.7 percent interest in New York Transco that is comprised of: a 45.7 percent interest in New York Transco's Transmission Owner Transmission Solutions (TOTS) projects; a 45.7 percent interest in New York Transco’s New York Energy Solution (NYES) project; and a 41.7 percent interest in New York Transco’s share of the Propel NY Energy project. Con Edison Transmission also owns a 71.2 percent interest in Honeoye Storage Corporation (Honeoye) and a 7.2 percent interest in Mountain Valley Pipeline, LLC (MVP) that is expected to be reduced to approximately 6.75 percent as described below.

MVP is a joint venture among five partners, including Con Edison Transmission, to construct and operate the Mountain Valley Pipeline, a proposed 300-mile gas transmission project in West Virginia and Virginia. Con Edison Transmission owns a 7.2 percent interest in MVP that is expected to be reduced to approximately 6.75 percent based on Con Edison Transmission's previous capping of its cash contributions to the joint venture. In June 2023, construction activities for the Mountain Valley Pipeline resumed after resolution of certain legal challenges. In April 2024, the operator of the Mountain Valley Pipeline announced that it expects to complete construction on or about May 31, 2024, with long-term firm capacity obligations to begin on the first day of month immediately following the date MVP receives FERC authorization to commence service. The operator also announced it is targeting a total project cost of approximately $7,850 million (including contingency and excluding allowance for funds used during construction). At March 31, 2024, Con Edison Transmission’s carrying value of its investment in MVP was $153 million and its cash contributions to the joint venture amounted to $530 million. See "Investments - Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at March 31, 2024, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $14 million and $12 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

Higher interest rates have resulted in increased interest expense on commercial paper, variable-rate debt and long-term debt issuances.

Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities apply risk management strategies to mitigate their related exposures. See Note N to the First Quarter Financial Statements.

Con Edison estimates that, as of March 31, 2024, a 10 percent decline in market prices would result in a decline in fair value of $147 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $135 million is for CECONY and $12 million is for O&R. As of March 31, 2023, Con Edison estimated that a 10 percent decline in market prices would result in a decline in fair value of $159 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $149 million is for CECONY and $10 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

The Companies’ current investment policy for pension plan assets includes investment targets of 26 to 30 percent equity securities, 42 to 60 percent debt securities and 14 to 30 percent alternatives. At March 31, 2024, the pension plan investments consisted of 27 percent equity securities, 50 percent debt securities and 23 percent alternatives.

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

Part II Other Information

Item 1: Legal Proceedings
For information about certain legal proceedings affecting the Companies, see "Other Regulatory Matters" in Note B and Notes G and H to the financial statements in Part I, Item 1 of this report and "Environmental Matters - Superfund" and "Environmental Matters - Other Environmental Matters" in Part I, Item 2 of this report, that is incorporated herein by reference.

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 5: Other Information
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Item 6: Exhibits
Con Edison

Exhibit 10.1.1
Extension Agreement to Credit Agreement, dated as of March 27, 2024, among Con Edison, CECONY, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent (Designated in Con Edison's Current Report on Form 8-K, dated March 25, 2024 (File No. 1-14514) as Exhibit 10.2)

Exhibit 10.1.2
Amendment to Credit Agreement, dated as of March 27, 2024, among Con Edison, CECONY, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent (Designated in Con Edison's Current Report on Form 8-K, dated March 25, 2024 (File No. 1-14514) as Exhibit 10.3)

Exhibit 10.1.3	Letter Agreement, dated February 20, 2020, between Con Edison and Mark Noyes
Exhibit 10.1.4	Con Edison Clean Energy Businesses, Inc. Retention Bonus Plan for Key Executives
Exhibit 10.1.5
Con Edison Clean Energy Businesses, Inc. Retention Bonus Plan for Key Executives Participation Agreement, dated July 11, 2022, by and among Con Edison Clean Energy Business, Inc., Con Edison and Mark Noyes

Exhibit 10.1.6	Letter Agreement, dated July 6, 2022, by and among Consolidated Edison Clean Energy Business, Inc., Con Edison and Mark Noyes
Exhibit 10.1.7	Description of Directors’ Compensation, effective as of April 1, 2024
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 10.2.1
364-Day Revolving Credit Agreement, dated as of March 25, 2024, among CECONY, the lenders party thereto and Bank of America, N.A., as Administrative Agent (Designated in Con Edison's Current Report on Form 8-K, dated March 25, 2024 (File No. 1-14514) as Exhibit 10.1)

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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: May 2, 2024	By	/s/ Robert Hoglund
Robert Hoglund Senior Vice President, Chief Financial Officer and Duly Authorized Officer