Form 10-Q
period 2024-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2024-08-01
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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

As of July 31, 2024, Con Edison had outstanding 346,147,200 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., a former subsidiary of Con Edison
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSPSC	New York State Public Service Commission
OTDA	Office of Temporary and Disability Assistance
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification Topic
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
GHG	Greenhouse gases
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
Dt	Dekatherm
kWh	Kilowatt-hour
MMlb	Million pounds
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
COVID-19	Coronavirus Disease 2019 and any mutations or variants thereof
Second Quarter Financial Statements	Consolidated financial statements included in the Companies' Quarterly Report on Form 10-Q for the quarterly period ended June 30 of the current year
IRA	The federal Inflation Reduction Act, as enacted on August 16, 2022
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017

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
•the Companies face risks related to supply chain disruptions and inflation; and
•the Companies also face other risks that are beyond their control.
This list of factors is not all-inclusive because it is not possible to predict all factors. The Companies assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars/Except Share Data)	2024	2023	2024	2023
OPERATING REVENUES
Electric	$2,550	$2,303	$5,180	$4,840
Gas	582	571	1,939	2,001
Steam	88	69	374	375
Non-utility	—	1	2	131
TOTAL OPERATING REVENUES	3,220	2,944	7,495	7,347
OPERATING EXPENSES
Purchased power	556	495	1,199	1,198
Fuel	15	18	103	207
Gas purchased for resale	68	99	335	567
Other operations and maintenance	967	849	1,856	1,744
Depreciation and amortization	512	496	1,051	994
Taxes, other than income taxes	782	716	1,590	1,482
TOTAL OPERATING EXPENSES	2,900	2,673	6,134	6,192
Gain (Loss) on sale of the Clean Energy Businesses	—	13	(30)	867
OPERATING INCOME	320	284	1,331	2,022
OTHER INCOME (DEDUCTIONS)
Investment income	11	8	30	16
Other income	155	210	319	414
Allowance for equity funds used during construction	10	6	20	13
Other deductions	(16)	(17)	(27)	(39)
TOTAL OTHER INCOME	160	207	342	404
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	480	491	1,673	2,426
INTEREST EXPENSE (INCOME)
Interest on long-term debt	267	234	522	485
Other interest expense	36	14	83	39
Allowance for borrowed funds used during construction	(15)	(12)	(28)	(25)
NET INTEREST EXPENSE	288	236	577	499
INCOME BEFORE INCOME TAX EXPENSE	192	255	1,096	1,927
INCOME TAX EXPENSE (BENEFIT)	(10)	29	174	272
NET INCOME	202	226	922	1,655
Loss attributable to non-controlling interest	—	—	—	(3)
NET INCOME FOR COMMON STOCK	$202	$226	$922	$1,658
Net income per common share—basic	$0.58	$0.65	$2.67	$4.74
Net income per common share—diluted	$0.58	$0.65	$2.66	$4.72
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	345.9	345.9	345.7	349.8
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	347.1	347.4	346.9	351.3
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2024	2023	2024	2023
NET INCOME	$202	$226	$922	$1,655
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	—	—	3
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	(1)	(4)	3
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	—	(1)	(4)	3
COMPREHENSIVE INCOME	$202	$225	$918	$1,661
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2024	2023
OPERATING ACTIVITIES
Net income	$922	$1,655
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	1,051	994
Deferred income taxes	161	(149)
Rate case amortization and accruals	115	44
Net derivative losses	—	12
Pre-tax loss (gain) on sale of the Clean Energy Businesses	30	(867)
Other non-cash items, net	(24)	(90)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(61)	544
Allowance for uncollectible accounts – customers	74	(47)
Materials and supplies, including fuel oil and gas in storage	18	74
Revenue decoupling mechanism receivable	(46)	(106)
Other receivables and other current assets	167	68
Unbilled revenue and net unbilled revenue deferrals	14	63
Prepayments	32	(56)
Accounts payable	(166)	(565)
Pensions and retiree benefits obligations, net	(123)	(88)
Pensions and retiree benefits contributions	(9)	(10)
Accrued taxes	(14)	152
Accrued interest	19	(17)
Superfund and environmental remediation costs	(15)	(7)
Distributions from equity investments	2	15
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(285)	(346)
Deferred credits, noncurrent liabilities and other regulatory liabilities	191	(162)
Other current liabilities	(141)	53
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,912	1,164
INVESTING ACTIVITIES
Utility construction expenditures	(2,396)	(2,097)
Cost of removal less salvage	(214)	(196)
Non-utility construction expenditures	—	(140)
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	—	3,927
Other investing activities	(12)	(42)
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(2,622)	1,452
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	164	(1,087)
Issuance of long-term debt	1,400	500
Retirement of long-term debt	—	(60)
Debt issuance costs	(23)	(4)
Common stock dividends	(549)	(562)
Issuance of common shares for stock plans	30	27
Repurchase of common shares	—	(1,000)
Distribution to noncontrolling interest	—	(4)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	1,022	(2,190)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	312	426
BALANCE AT BEGINNING OF PERIOD	1,195	1,530
BALANCE AT END OF PERIOD	$1,507	$1,956
LESS: CHANGE IN CASH BALANCES HELD FOR SALE	7	1
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$1,500	$1,955
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest, net of capitalized interest	$520	$500

Income taxes	$4	$221
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$482	$420
Issuance of common shares for dividend reinvestment	$25	$7
Equipment acquired but unpaid as of end of period	$11	$17

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,500	$1,189
Accounts receivable – customers, net allowance for uncollectible accounts of $434 and $360 in 2024 and 2023, respectively	2,424	2,418
Other receivables, net allowance for uncollectible accounts of $25 and $13 in 2024 and 2023, respectively	237	444
Accrued unbilled revenue	683	722
Fuel oil, gas in storage, materials and supplies, at average cost	451	469
Prepayments	438	470
Regulatory assets	167	281
Revenue decoupling mechanism receivable	248	203
Fair value of derivative assets	38	52
Assets held for sale	165	163
Other current assets	136	126
TOTAL CURRENT ASSETS	6,487	6,537
INVESTMENTS	1,081	999
UTILITY PLANT, AT ORIGINAL COST
Electric	40,356	39,071
Gas	14,728	14,318
Steam	3,146	3,085
General	4,693	4,835
TOTAL	62,923	61,309
Less: Accumulated depreciation	15,023	14,157
Net	47,900	47,152
Construction work in progress	2,712	2,442
NET UTILITY PLANT	50,612	49,594
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $24 in 2024 and 2023	12	13
Construction work in progress	1	1
NET PLANT	50,625	49,608
OTHER NONCURRENT ASSETS
Goodwill	408	408
Regulatory assets	5,096	4,607
Pension and retiree benefits	3,353	3,275
Operating lease right-of-use asset	510	533
Fair value of derivative assets	21	48
Other deferred charges and noncurrent assets	339	316
TOTAL OTHER NONCURRENT ASSETS	9,727	9,187
TOTAL ASSETS	$67,920	$66,331
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$250
Notes payable	2,452	2,288
Accounts payable	1,496	1,775
Customer deposits	422	396
Accrued taxes	62	73
Accrued interest	190	170
Accrued wages	128	125
Fair value of derivative liabilities	83	193
Regulatory liabilities	125	145
System benefit charge	450	444
Operating lease liabilities	117	116
Liabilities held for sale	78	76
Other current liabilities	363	411
TOTAL CURRENT LIABILITIES	6,216	6,462
NONCURRENT LIABILITIES
Provision for injuries and damages	185	188
Pensions and retiree benefits	635	592
Superfund and other environmental costs	1,113	1,118
Asset retirement obligations	532	522
Fair value of derivative liabilities	74	121
Deferred income taxes and unamortized investment tax credits	8,389	8,069
Operating lease liabilities	430	429
Regulatory liabilities	5,067	5,328
Other deferred credits and noncurrent liabilities	408	417
TOTAL NONCURRENT LIABILITIES	16,833	16,784
LONG-TERM DEBT	23,311	21,927
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
COMMON SHAREHOLDERS' EQUITY (See Statement of Common Shareholders' Equity)	21,560	21,158
TOTAL LIABILITIES AND EQUITY	$67,920	$66,331
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	355	$37	$9,803	$11,985	23	$(1,038)	$(122)	$22	$202	$20,889
Net income (loss)				1,433					(3)	1,430
Common stock dividends ($0.81 per share)				(288)						(288)
Issuance of common shares for stock plans			15							15
Common stock repurchases	(9)		(200)		9	(808)				(1,008)
Other comprehensive income								4		4
Distributions to noncontrolling interests									(4)	(4)
Disposal of the Clean Energy Businesses									(195)	(195)
BALANCE AS OF MARCH 31, 2023	346	$37	$9,618	$13,130	32	$(1,846)	$(122)	$26	$—	$20,843
Net income				226						226
Common stock dividends ($0.81 per share)				(281)						(281)
Issuance of common shares for stock plans			20							20
Common stock repurchases	(2)		169		2	(171)				(2)
Other comprehensive loss								(1)		(1)
BALANCE AS OF JUNE 30, 2023	344	$37	$9,807	$13,075	34	$(2,017)	$(122)	$25	$—	$20,805

BALANCE AS OF DECEMBER 31, 2023	345	$37	$9,861	$13,377	34	$(2,017)	$(122)	$22	$—	$21,158
Net income				720						720
Common stock dividends ($0.83 per share)				(287)						(287)
Issuance of common shares for stock plans	1	1	27							28
Other comprehensive loss								(4)		(4)
BALANCE AS OF MARCH 31, 2024	346	$38	$9,888	$13,810	34	$(2,017)	$(122)	$18	$—	$21,615
Net income				202						202
Common stock dividends ($0.83 per share)				(287)						(287)
Issuance of common shares for stock plans			30							30
BALANCE AS OF JUNE 30, 2024	346	$38	$9,918	$13,725	34	$(2,017)	$(122)	$18	$—	$21,560
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2024	2023	2024	2023
OPERATING REVENUES
Electric	$2,370	$2,144	$4,812	$4,500
Gas	538	531	1,781	1,822
Steam	88	69	374	375
TOTAL OPERATING REVENUES	2,996	2,744	6,967	6,697
OPERATING EXPENSES
Purchased power	498	452	1,076	1,083
Fuel	15	18	103	207
Gas purchased for resale	57	91	292	456
Other operations and maintenance	871	757	1,659	1,507
Depreciation and amortization	482	470	993	943
Taxes, other than income taxes	759	694	1,540	1,430
TOTAL OPERATING EXPENSES	2,682	2,482	5,663	5,626
OPERATING INCOME	314	262	1,304	1,071
OTHER INCOME (DEDUCTIONS)
Investment and other income	147	190	303	376
Allowance for equity funds used during construction	9	5	18	11
Other deductions	(14)	(11)	(23)	(20)
TOTAL OTHER INCOME	142	184	298	367
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	456	446	1,602	1,438
INTEREST EXPENSE (INCOME)
Interest on long-term debt	253	220	495	436
Other interest expense	29	14	71	43
Allowance for borrowed funds used during construction	(13)	(11)	(26)	(23)
NET INTEREST EXPENSE	269	223	540	456
INCOME BEFORE INCOME TAX EXPENSE	187	223	1,062	982
INCOME TAX EXPENSE	1	34	182	189
NET INCOME	$186	$189	$880	$793

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2024	2023	2024	2023
NET INCOME	$186	$189	$880	$793
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	—	(1)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	—	—	(1)
COMPREHENSIVE INCOME	$186	$189	$880	$792
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2024	2023
OPERATING ACTIVITIES
Net income	$880	$793
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	993	943
Deferred income taxes	104	241
Rate case amortization and accruals	104	35
Other non-cash items, net	6	(85)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers	(59)	538
Allowance for uncollectible accounts – customers	66	(48)
Materials and supplies, including fuel oil and gas in storage	20	49
Revenue decoupling mechanism receivable	(58)	(102)
Other receivables and other current assets	107	(191)
Unbilled revenue and net unbilled revenue deferrals	24	76
Accounts receivable from (to) affiliated companies	59	(60)
Prepayments	13	(56)
Accounts payable	(158)	(393)
Accounts payable from affiliated companies	2	7
Pensions and retiree benefits obligations, net	(131)	(89)
Pensions and retiree benefits contributions	(9)	(9)
Superfund and environmental remediation costs	(16)	(7)
Accrued taxes	(7)	(51)
Accrued taxes to affiliated companies	—	(89)
Accrued interest	19	15
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(214)	(341)
Deferred credits, noncurrent liabilities and other regulatory liabilities	184	(114)
Other current liabilities	(138)	78
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,791	1,140
INVESTING ACTIVITIES
Utility construction expenditures	(2,242)	(1,969)
Cost of removal less salvage	(211)	(193)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,453)	(2,162)
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	64	(354)
Issuance of long-term debt	1,400	500
Debt issuance costs	(23)	(5)
Capital contribution by Con Edison	80	1,701
Dividend to Con Edison	(536)	(528)
NET CASH FLOWS FROM FINANCING ACTIVITIES	985	1,314
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	323	292
BALANCE AT BEGINNING OF PERIOD	1,138	1,056
BALANCE AT END OF PERIOD	$1,461	$1,348
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest, net of capitalized interest	$484	$423
Income taxes	$28	$86
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$459	$406
Equipment acquired but unpaid as of end of period	$11	$17
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,461	$1,138
Accounts receivable – customers, net allowance for uncollectible accounts of $419 and $353 in 2024 and 2023, respectively	2,323	2,330
Other receivables, net allowance for uncollectible accounts of $21 and $9 in 2024 and 2023, respectively	218	332
Accrued unbilled revenue	617	678
Accounts receivable from affiliated companies	87	146
Fuel oil, gas in storage, materials and supplies, at average cost	402	422
Prepayments	316	329
Regulatory assets	145	254
Revenue decoupling mechanism receivable	248	190
Fair value of derivative assets	33	49
Other current assets	124	113
TOTAL CURRENT ASSETS	5,974	5,981
INVESTMENTS	653	608
UTILITY PLANT, AT ORIGINAL COST
Electric	38,043	36,808
Gas	13,598	13,226
Steam	3,146	3,085
General	4,366	4,530
TOTAL	59,153	57,649
Less: Accumulated depreciation	13,993	13,171
Net	45,160	44,478
Construction work in progress	2,410	2,168
NET UTILITY PLANT	47,570	46,646
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2024 and 2023	2	2
NET PLANT	47,572	46,648
OTHER NONCURRENT ASSETS
Regulatory assets	4,777	4,314
Operating lease right-of-use asset	509	532
Pension and retiree benefits	3,285	3,184
Fair value of derivative assets	19	49
Other deferred charges and noncurrent assets	286	284
TOTAL OTHER NONCURRENT ASSETS	8,876	8,363
TOTAL ASSETS	$63,075	$61,600
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$250
Notes payable	1,967	1,903
Accounts payable	1,371	1,629
Accounts payable to affiliated companies	18	16
Customer deposits	405	378
Accrued taxes	48	55
Accrued taxes to affiliated companies	1	1
Accrued interest	178	159
Accrued wages	116	114
Fair value of derivative liabilities	71	179
Regulatory liabilities	76	107
System benefit charge	409	406
Operating lease liabilities	116	116
Other current liabilities	322	381
TOTAL CURRENT LIABILITIES	5,348	5,694
NONCURRENT LIABILITIES
Provision for injuries and damages	179	185
Pensions and retiree benefits	584	542
Superfund and other environmental costs	1,020	1,026
Asset retirement obligations	530	520
Fair value of derivative liabilities	65	108
Deferred income taxes and unamortized investment tax credits	8,237	7,984
Operating lease liabilities	431	429
Regulatory liabilities	4,591	4,818
Other deferred credits and noncurrent liabilities	326	338
TOTAL NONCURRENT LIABILITIES	15,963	15,950
LONG-TERM DEBT	22,194	20,810
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	19,570	19,146
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$63,075	$61,600
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
(In Millions)/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	235	$589	$7,419	$9,890	$(962)	$(62)	$4	$16,878
Net income				604				604
Common stock dividend to Con Edison				(264)				(264)
Capital contribution by Con Edison			1,675					1,675
Other comprehensive loss							(1)	(1)
BALANCE AS OF MARCH 31, 2023	235	$589	$9,094	$10,230	$(962)	$(62)	$3	$18,892
Net income				189				189
Common stock dividend to Con Edison				(264)				(264)
Capital contribution by Con Edison			26					26
BALANCE AS OF JUNE 30, 2023	235	$589	$9,120	$10,155	$(962)	$(62)	$3	$18,843

BALANCE AS OF DECEMBER 31, 2023	235	$589	$9,139	$10,440	$(962)	$(62)	$2	$19,146
Net income				694				694
Common stock dividend to Con Edison				(268)				(268)
Capital contribution by Con Edison			25					25
BALANCE AS OF MARCH 31, 2024	235	$589	$9,164	$10,866	$(962)	$(62)	$2	$19,597
Net income				186				186
Common stock dividend to Con Edison				(268)				(268)
Capital contribution by Con Edison			55					55
BALANCE AS OF JUNE 30, 2024	235	$589	$9,219	$10,784	$(962)	$(62)	$2	$19,570

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
As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information contained in these combined notes relating to Con Edison or the subsidiaries of Con Edison other than itself.
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2023, and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

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

Investment in Mountain Valley Pipeline, LLC (MVP)
In June 2024, the Mountain Valley Pipeline, a 303-mile gas transmission pipeline in West Virginia and Virginia, entered service. The project operator is continuing restoration of the right of way and estimates a total project cost of approximately $7,900 million (excluding allowance for funds used during construction (AFUDC)). Con Edison Transmission's interest in MVP, the company that developed the project, is expected to be approximately 6.7 percent. At June 30, 2024, the carrying value of Con Edison Transmission's investment in MVP was $156 million. and its cash contributions to the joint venture amounted to $530 million. Con Edison records its pro rata share of earnings from its equity investment in MVP, adjusted for accretion of basis difference and income taxes, on its consolidated income statement.

Reclassification
Certain prior period amounts have been reclassified to conform with the current period presentation.

Earnings Per Share
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

For the three and six months ended June 30, 2024 and 2023, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2024	2023	2024	2023
Net income for common stock	$202	$226	$922	$1,658
Weighted average common shares outstanding – basic	345.9	345.9	345.7	349.8
Add: Incremental shares attributable to effect of potentially dilutive securities	1.2	1.5	1.2	1.5
Adjusted weighted average common shares outstanding – diluted	347.1	347.4	346.9	351.3
Net Income per common share – basic	$0.58	$0.65	$2.67	$4.74
Net Income per common share – diluted	$0.58	$0.65	$2.66	$4.72

The computation of diluted EPS for the three and six months ended June 30, 2024 excluded an immaterial amount of performance share awards because of their anti-dilutive effect.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At June 30, 2024 and 2023, cash, temporary cash investments and restricted cash for Con Edison were as follows; CECONY did not have material restricted cash balances as of June 30, 2024 and 2023:

	At June 30,
	Con Edison
(Millions of Dollars)	2024	2023
Cash and temporary cash investments	$1,500	$1,955
Restricted cash (a)	7	1
Total cash, temporary cash investments and restricted cash	$1,507	$1,956
(a)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q. Con Edison retained one deferred project, Broken Bow II, a 75MW nameplate capacity wind power project located in Nebraska. Con Edison's restricted cash for the 2023 and 2024 periods primarily include restricted cash of Broken Bow II that continued to be classified as held for sale as of June 30, 2024. See Note R.

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

As described further in Note R, on October 1, 2022, Con Edison's management received authority to commit to a plan to sell the Clean Energy Businesses and entered into a purchase and sale agreement. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses with the exception of two tax equity interests in three projects and one deferred project, Broken Bow II. Broken Bow II continued to be classified as held for sale as of June 30, 2024. See Note R.

Note B – Regulatory Matters
Rate Plans

O&R New York – Electric
In April 2024, O&R filed an update to its January 2024 request to the NYSPSC for an electric rate increase effective January 1, 2025. The company decreased its requested January 2024 rate increase by $7.5 million to $10.7 million. For purposes of illustration, the filing calculated rate increases of $34.8 million and $55 million effective January 2026 and 2027, respectively, based upon the proposed return on common equity of 10.25 percent and a common equity ratio of 50 percent. In May 2024, the New York State Department of Public Service (NYSDPS) submitted testimony in the NYSPSC proceeding in which O&R requested an electric rate increase, effective January 1, 2025. The NYSDPS testimony supports an electric rate decrease of $27.6 million, reflecting, among other things, a 9.50 percent return on common equity and a common equity ratio of 48 percent.

O&R New York –Gas
In April 2024, O&R filed an update to its January 2024 request to the NYSPSC for a gas rate increase effective January 1, 2025. The company increased its requested January 2024 rate increase by $3.1 million to $17.5 million. For purposes of illustration, the filing calculated rate increases of $22.8 million and $19.2 million effective January 2026 and 2027, respectively, based upon the proposed return on common equity of 10.25 percent and a common equity ratio of 50 percent. In May 2024, the NYSDPS submitted testimony in the NYSPSC proceeding in which O&R requested a gas rate increase, effective January 1, 2025. The NYSDPS testimony supports a gas rate decrease of $2.9 million, reflecting, among other things, a 9.50 percent return on common equity and a common equity ratio of 48 percent.

Bill Relief Program
In March 2024, CECONY and O&R received $91 million and $9 million, respectively, pursuant to a New York State bill relief program funded by the state that provided a one-time bill credit for electric and gas customers. The program was established to partially offset the costs all customers pay to fund utility energy affordability programs.

Other Regulatory Matters
In January 2023, CECONY initiated a review of welds on certain gas and steam mains following the company’s discovery of a leak from a gas main weld in Queens, New York. During the course of its review thus far, CECONY discovered a limited number of other non-conforming gas and steam main welds. New York regulations require utilities to perform and record weld films for certain gas and steam main welds. Upon reviewing these films, CECONY determined that in some instances third-party contractors engaged in misconduct by substituting duplicate weld films for different welds, while another third-party contractor had created poor quality weld films. CECONY voluntarily disclosed its initial review and findings to the NYSDPS which, in turn, initiated its own investigation. CECONY also reported the contractors’ misconduct to law enforcement. Given the nature of the non-conforming welds identified, CECONY does not anticipate significant impact to the operation of its gas and steam mains. CECONY continues to investigate this matter, is remediating and monitoring the known non-conforming welds and is cooperating with the NYSDPS on its investigation of this matter. CECONY is unable to estimate the amount or range of its possible loss, if any, related to this matter. At June 30, 2024, CECONY had not accrued a liability related to this matter.

In May 2024, the NYSPSC issued an order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system to the extent those costs exceeded the $421 million cap established in CECONY’s 2020 – 2022 electric and gas rate plans. CECONY’s final costs for the new system were $510 million ($89 million above the $421 million cap in the rate plans). CECONY believes that the incremental costs were both prudent and necessary for the successful deployment of the system for the benefit of its customers. In May 2024, CECONY expensed incremental costs of $51 million for the new system that were previously capitalized, in addition to a $38 million reserve established at December 31, 2023. In June 2024, CECONY filed a petition for rehearing with the NYSPSC. CECONY is unable to predict the NYSPSC's response to its rehearing petition.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets ($1,082 million and $16 million for CECONY and O&R, respectively, as of June 30, 2024 and $1,113 million and $18 million for CECONY and O&R, respectively, as of December 31, 2023, which are not earning a return. While the Utilities have properly calculated and paid their federal income taxes and there is no uncertain tax position related to this matter, this understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past relative to what it should have been. The Utilities’ rate plans have reflected the correct amount of federal income taxes recoverable from customers, including a proportionate recovery of the regulatory asset, beginning with O&R’s rate plans effective November 2015, CECONY’s electric and gas rate plans effective January 2017, and CECONY’s steam plan effective November 2023. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) confirming that the Utilities’ inadvertent understatement of prior years’ income tax expense constitutes a normalization violation that can be cured through an increase in future years’ revenue requirements until such time as the regulatory asset is fully recovered in rates, and not through a write-down of all or a portion of the Utilities’ regulatory asset. Under Accounting Standards Codification Topic (ASC) 740, the Utilities recorded an unfunded deferred federal income tax liability (with a gross-up amount) and a corresponding regulatory asset. The income tax regulatory assets are netted against the related regulatory liability for future income tax and are shown in the line “Future income tax” in the following table of Regulatory Assets and Liabilities and on the Companies’ consolidated balance sheets in the line “Regulatory liabilities.” Management’s assessment is that the income tax regulatory assets as of June 30, 2024 are probable of collection through future rates. The IRS provides safe harbor relief for inadvertent normalization violations through the jurisdictional rate setting process of including in rates adequate revenue to fully recover the deferred tax balance. However, the Utilities would record a liability or impair a portion of the regulatory assets associated with this understatement if the NYSPSC were to issue an order that required the Utilities to write off all or a portion of their existing regulatory asset. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At June 30, 2024, the Utilities had not accrued a liability related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at June 30, 2024 and December 31, 2023 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Regulatory assets
System peak reduction and energy efficiency programs	$1,129	$1,095	$1,102	$1,075
Environmental remediation costs	1,100	1,105	1,017	1,022
COVID - 19 pandemic deferrals	853	789	839	782
Revenue taxes	505	476	484	455
Legacy meters (a)	428	17	413	—
Deferred storm costs	175	206	82	115
Property tax reconciliation	126	169	126	169
Deferred derivative losses - long term	115	163	104	148
Electric vehicle make ready	100	73	91	68
MTA power reliability deferral	46	61	46	61
Gas service line deferred costs	29	43	29	43
Pension and other postretirement benefits deferrals	9	48	8	39
Unrecognized pension and other postretirement costs (b)	7	—	7	—
Other	474	362	429	337
Regulatory assets – noncurrent	5,096	4,607	4,777	4,314
Deferred derivative losses - short term	147	269	137	253
Recoverable energy costs	20	12	8	1
Regulatory assets – current	167	281	145	254
Total Regulatory Assets	$5,263	$4,888	$4,922	$4,568
Regulatory liabilities
Allowance for cost of removal less salvage	$1,468	$1,456	$1,271	$1,266
Future income tax*	1,397	1,535	1,279	1,404
Unrecognized pension and other postretirement costs (b)	793	943	746	867
Pension and other postretirement benefit deferrals	324	284	270	233
Net unbilled revenue deferrals	268	278	268	278
Late payment charge deferral	208	167	202	161
System benefit charge carrying charge	103	92	99	88
Net proceeds from sale of property	36	48	35	47
Deferred derivative gains - long term	26	49	24	49
Settlement of prudence proceeding	11	11	11	11
Other	433	465	386	414
Regulatory liabilities – noncurrent	5,067	5,328	4,591	4,818
Deferred derivative gains - short term	60	74	55	71
Refundable energy costs	52	71	21	36
Revenue decoupling mechanism	13	—	—	—
Regulatory liabilities – current	125	145	76	107
Total Regulatory Liabilities	$5,192	$5,473	$4,667	$4,925
* See "Other Regulatory Matters," above.
(a) Pursuant to their rate plans, CECONY and O&R are recovering the costs of legacy meters over a 15-year period beginning January 1, 2024 and a 12-year period beginning January 1, 2022, respectively.
(b) Unrecognized pension and other postretirement costs represent the deferrals associated with the accounting rules for retirement benefits.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the six months ended June 30, 2024 and December 31, 2023 was 5.95 percent and 5.20 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($2,950 million and $2,541 million for Con Edison, and $2,758 million and $2,359 million for CECONY at June 30, 2024 and December 31, 2023, respectively). Regulatory assets of RECO for which a cash outflow has been made ($24 million and $24 million at June 30, 2024 and December 31, 2023, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At June 30, 2024 and December 31, 2023, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Environmental remediation costs	$1,100	$1,105	$1,017	$1,022
Revenue taxes	514	490	493	470
COVID-19 deferral for uncollectible accounts receivable	365	291	354	288
Deferred derivative losses - current	147	269	136	253
Deferred derivative losses - long term	115	163	104	148
Unrecognized pension and other postretirement costs	7	—	7	—
Other	65	29	53	28
Total	$2,313	$2,347	$2,164	$2,209
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

Note C – Capitalization
In May 2024, CECONY issued $400 million aggregate principal amount of 5.375 percent debentures, due 2034 and $1,000 million aggregate principal amount of 5.7 percent debentures, due 2054.

The carrying amounts and fair values of long-term debt at June 30, 2024 and December 31, 2023 were:

(Millions of Dollars)	2024		2023
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison (b)	$23,561	$20,951	$22,177	$20,525
CECONY	$22,444	$19,985	$21,060	$19,517
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $239 million and $231 million for Con Edison and CECONY, respectively, as of June 30, 2024 and $222 million and $215 million for Con Edison and CECONY, respectively, as of December 31, 2023.
(b)Amounts shown exclude the debt of Broken Bow II, a deferred project that was classified as held for sale as of December 31, 2023. The carrying value and fair value of Broken Bow II's long-term debt, including the current portion, as of June 30, 2024 was $61 million and $55 million, respectively. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at June 30, 2024 are classified as Level 2 liabilities. See Note O.

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

The banks’ commitments under the CECONY Credit Agreement are subject to certain conditions, including that there be no event of default under the CECONY Credit Agreement. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by CECONY under the CECONY Credit Agreement, the banks may terminate their commitments, declare any amounts owed by CECONY immediately due and payable. Events of default include, among others, CECONY exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1; CECONY having liens on its assets in an aggregate amount exceeding 10 percent of its consolidated net tangible assets, subject to certain exceptions; CECONY or any of its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Interest and fees charged reflect CECONY's credit rating.

At June 30, 2024, Con Edison had $2,452 million of commercial paper outstanding of which $1,967 million was outstanding under CECONY’s program. The weighted average interest rate at June 30, 2024 was 5.5 percent for both Con Edison and CECONY. At December 31, 2023, Con Edison had $2,288 million of commercial paper outstanding of which $1,903 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2023 was 5.6 percent for both Con Edison and CECONY.

At June 30, 2024 and December 31, 2023, no loans or letters of credit were outstanding under the Companies’ $2,500 million 2023 Credit Agreement (Credit Agreement) and no loans were outstanding under the CECONY Credit Agreement. The Companies were in compliance with their significant debt covenants at June 30, 2024. In March 2024, the termination date of the Credit Agreement was extended from March 2028 to March 2029. In March 2024, the Companies also entered into a First Amendment to the Credit Agreement that, among other things, amended the mechanics relating to determining the interest rate to be paid with respect to a “term SOFR loan.”

Note E – Pension Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic benefit credit for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Service cost – including administrative expenses	$46	$41	$43	$38
Interest cost on projected benefit obligation	162	162	152	153
Expected return on plan assets	(282)	(279)	(268)	(265)
Recognition of net actuarial loss (gain)	1	(58)	1	(55)
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT CREDIT	$(77)	$(138)	$(77)	$(134)
Cost capitalized	(23)	(21)	(22)	(20)
Reconciliation to rate level	8	74	5	68
Total credit recognized	$(92)	$(85)	$(94)	$(86)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Service cost – including administrative expenses	$89	$80	$84	$75
Interest cost on projected benefit obligation	321	324	302	305
Expected return on plan assets	(564)	(557)	(538)	(530)
Recognition of net actuarial gain	(3)	(115)	(4)	(109)
Recognition of prior service credit	(9)	(9)	(10)	(10)
TOTAL PERIODIC BENEFIT CREDIT	$(166)	$(277)	$(166)	$(269)
Cost capitalized	(46)	(42)	(43)	(39)
Reconciliation to rate level	27	147	21	135
Total credit recognized	$(185)	$(172)	$(188)	$(173)

Components of net periodic benefit credit other than service cost are presented outside of operating income on the Companies' consolidated income statements, and only the service cost component is eligible for capitalization. Accordingly, the service cost component is included in the line "Other operations and maintenance" and the non-service cost components are included in the lines "Other income" and "Other deductions" in the Companies' consolidated income statements.

Expected Contributions
Based on estimates as of June 30, 2024, the Companies expect to make contributions to the pension plans during 2024 of $25 million (of which $22 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental pension plans. No funding is anticipated for the qualified plan during 2024, and during the first six months of 2024, the Companies contributed $10 million to the non-qualified supplemental pension plans, $9 million of which was contributed by CECONY. CECONY also contributed $12 million to the external trust for its non-qualified supplemental pension plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic postretirement benefit credit for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Service cost - including administrative expenses	$3	$4	$3	$3
Interest cost on projected other postretirement benefit obligation	12	14	10	12
Expected return on plan assets	(17)	(18)	(14)	(14)
Recognition of net actuarial gain	(5)	(4)	(4)	(2)
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(7)	$(4)	$(5)	$(1)
Cost capitalized	(2)	(2)	(1)	(1)
Reconciliation to rate level	4	1	3	—
Total credit recognized	$(5)	$(5)	$(3)	$(2)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Service cost - including administrative expenses	$6	$7	$5	$6
Interest cost on projected other postretirement benefit obligation	24	28	20	25
Expected return on plan assets	(34)	(35)	(27)	(28)
Recognition of net actuarial gain	(10)	(8)	(7)	(4)
Recognition of prior service credit	(1)	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(15)	$(9)	$(9)	$(1)
Cost capitalized	(3)	(3)	(2)	(2)
Reconciliation to rate level	8	2	6	(2)
Total credit recognized	$(10)	$(10)	$(5)	$(5)

For information about the presentation of the components of other postretirement benefit credit, see Note E.

Expected Contributions
Based on estimates as of June 30, 2024, the Companies expect to make a contribution of $7 million (all of which is expected to be made by CECONY) to the other postretirement benefit plans in 2024. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2024 and December 31, 2023 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Accrued Liabilities:
Manufactured gas plant sites	$1,005	$1,016	$913	$924
Other Superfund Sites	108	102	107	102
Total	$1,113	$1,118	$1,020	$1,026
Regulatory assets	$1,100	$1,105	$1,017	$1,022

Most of the accrued Superfund Site liability relates to sites that have been investigated, in whole or in part. However, for some of the sites, the extent and associated cost of the required remediation has not yet been determined. As investigations progress and information pertaining to the required remediation becomes available, the Utilities expect that additional liability may be accrued, the amount of which is not presently determinable but may be material. The Utilities defer prudently incurred investigation and remediation costs as regulatory assets (for subsequent recovery through rates).
Environmental investigation and remediation costs incurred related to Superfund Sites for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Remediation costs incurred	$9	$3	$9	$3

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Remediation costs incurred	$15	$7	$15	$6

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and six months ended June 30, 2024 and 2023.

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

Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At June 30, 2024, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought through 2035 as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have applied, and may continue to apply, different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at June 30, 2024 and December 31, 2023 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$56	$56	$54	$54
Regulatory liabilities – workers’ compensation	$17	$17	$17	$17

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, and such estimated liability and receivable did not change as of June 30, 2024.

Other Contingencies
For additional contingencies, see "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, Con Edison provided guarantees to third parties on behalf of the Clean Energy Businesses, all of which were transferred to the buyer of the Clean Energy Businesses, RWE Aktiengesellschaft (RWE). Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $175 million at December 31, 2023, and there were no guarantees related to the Clean Energy Businesses at June 30, 2024.

A summary, by type and term, of Con Edison's total guarantees under these agreements at June 30, 2024 is as follows:

Guarantee Type	0 – 3 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$63	$—	$63
Broken Bow II	—	9	9
Total	$63	$9	$72
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
Broken Bow II — Con Edison has guaranteed obligations on behalf of Broken Bow II associated with its investment in a wind energy facility. Broken Bow II is held for sale as of June 30, 2024. See Note R.

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Operating lease cost	$17	$17	$16	$16
Operating lease cash flows	$4	$4	$4	$4

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023(a)	2024	2023
Operating lease cost	$34	$37	$33	$33
Operating lease cash flows	$9	$11	$7	$8
(a) Amounts for Con Edison include amounts for the Clean Energy Businesses through February 2023. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.

At June 30, 2024, CECONY had two operating lease agreements for battery storage facilities that had not yet commenced. One of the leases is expected to commence within three years, with a lease term of approximately 15 years and the other lease is expected to commence within two years, with a lease term of approximately 15 years. For the three and six months ended June 30, 2024 and 2023, there were no material right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY, nor any material lease terminations.

Note J – Income Tax
Con Edison’s income tax expense (benefit) was ($10 million) and $29 million, respectively, for the three months ended June 30, 2024 and June 30, 2023. The decrease in income tax expense is primarily due to lower income before income tax expense, lower state income taxes from a reduction in the Company’s New York State apportionment factor from its investment in Mountain Valley Pipeline going into service, higher flow-through tax benefits in 2024 for plant-related items, the absence in 2024 of a remeasurement of state deferred income tax assets and liabilities as a result of New York State legislation enacted in 2023 and higher amortization of excess deferred federal income taxes.

CECONY’s income tax expense was $1 million and $34 million, respectively, for the three months ended June 30, 2024 and June 30, 2023. The decrease in income tax expense is primarily due to lower income before income tax expense, the absence in 2024 of a remeasurement of state deferred income tax assets and liabilities as a result of

New York State legislation enacted in 2023, higher flow-through tax benefits in 2024 for plant-related items and higher amortization of excess deferred federal income taxes.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended June 30, 2024 and 2023 is as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(% of Pre-tax income)	2024	2023	2024	2023
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income taxes	1	2	4	5
Amortization of excess deferred federal income taxes	(27)	(17)	(27)	(18)
Cost of removal	4	4	4	4
Other plant-related items	(4)	(1)	(2)	(1)
Renewable energy credits	—	(1)	—	—
Injuries and damages reserve	—	1	—	1
Remeasurement of deferred NYS income taxes, net of federal income taxes	—	4	—	4
Research and development credits	—	(1)	(1)	(1)
Other	—	—	1	—
Effective tax rate	(5%)	12%	—	15%

Con Edison’s income tax expense was $174 million and $272 million, respectively, for the six months ended June 30, 2024 and June 30, 2023. The decrease in income tax expense is primarily due to lower income before income tax expense, primarily due to the prior year gain on the sale of all of the stock of the Clean Energy Businesses, the absence in 2024 of a remeasurement of state deferred income tax assets and liabilities as a result of New York State legislation enacted in 2023 and higher amortization of excess deferred federal income taxes, offset in part by the absence of a tax benefit from the recognition of deferred unamortized investment tax credits and lower state taxes due to change in state apportionments, both related to the sale of all of the stock of the Clean Energy Businesses in 2023.

CECONY’s income tax expense was $182 million and $189 million, respectively, for the six months ended June 30, 2024 and June 30, 2023. The decrease in income tax expense is primarily due to the absence in 2024 of a remeasurement of state deferred income tax assets and liabilities as a result of New York State legislation enacted in 2023, higher amortization of excess deferred federal income taxes and a decrease in the reserve for injuries and damages, offset in part by higher income before income tax expense and lower flow through tax benefits in 2024 for plant-related items.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the six months ended June 30, 2024 and 2023 is as follows:

	For the Six Months Ended June 30,
	Con Edison		CECONY
(% of Pre-tax income)	2024	2023	2024	2023
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income taxes	5	4	5	5
Cost of removal	—	1	2	2
Other plant-related items	(1)	—	(1)	(1)
Amortization of excess deferred federal income taxes	(9)	(5)	(9)	(8)
Remeasurement of deferred NYS income taxes, net of federal income taxes	—	1	—	1
Research and development credits	—	—	(1)	(1)
Deferred unamortized ITC recognized on sale of subsidiary	—	(6)	—	—
Gain on sale of subsidiary	—	(2)	—	—
Effective tax rate	16%	14%	17%	19%

Corporate Alternative Minimum Tax
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law and implemented a new corporate alternative minimum tax (CAMT) that imposes a 15 percent tax on modified GAAP net income. Pursuant to the IRA, corporations are entitled to a tax credit (minimum tax credit) to the extent the CAMT liability exceeds the regular tax liability. This amount can be carried forward indefinitely and used in future years when regular tax exceeds the CAMT.

Beginning in 2024, based on the existing statue, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

Uncertain Tax Positions
At June 30, 2024, the estimated liability for uncertain tax positions for Con Edison was $12 million ($8 million for CECONY). For the six months ended June 30, 2024, Con Edison recognized $1 million ($1 million for CECONY) of income tax expense related to current year positions. Con Edison reasonably expects to resolve within the next twelve months approximately $3 million (the entire amount attributable to CECONY) of various federal uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce their effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $12 million ($11 million, net of federal income taxes) with $8 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the six months ended June 30, 2024 and 2023, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At June 30, 2024 and December 31, 2023, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

In February 2024, New York State completed its examination of the Companies' New York State income and franchise tax returns for tax years 2015 through 2021 with no changes. The Companies' return for tax year 2022 remains open under the statute of limitations.

Note K – Revenue Recognition
The following table presents, for the three and six months ended June 30, 2024 and 2023, revenue from contracts with customers as defined in ASC 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2023
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$2,381	($11)	$2,370	$1,991	$153	$2,144
Gas	587	(49)	538	521	10	531
Steam	90	(2)	88	65	4	69
Total CECONY	$3,058	$(62)	$2,996	$2,577	$167	$2,744
O&R
Electric	189	(9)	180	$154	$5	$159
Gas	52	(8)	44	41	—	41
Total O&R	$241	$(17)	$224	$195	$5	$200
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	(1)	(1)	—	(1)	(1)
Total Con Edison	$3,300	$(80)	$3,220	$2,773	$171	$2,944
(a)    For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans.
(b)    Other includes the parent company, Con Edison's tax equity investments, the deferred project held for sale and consolidation adjustments. See Note R.

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$4,807	$5	$4,812	$4,254	$246	$4,500
Gas	1,812	(31)	1,781	1,779	43	1,822
Steam	384	(10)	374	368	7	375
Total CECONY	$7,003	$(36)	$6,967	$6,401	$296	$6,697
O&R
Electric	379	(9)	370	332	9	341
Gas	167	(10)	157	179	1	180
Total O&R	$546	$(19)	$527	$511	$10	$521
Clean Energy Businesses (c)
Renewables	—	—	—	68	—	68
Energy services	—	—	—	7	—	7
Develop/Transfer Projects	—	—	—	7	—	7
Other	—	—	—	—	47	47
Total Clean Energy Businesses	$—	$—	$—	$82	$47	$129
Con Edison Transmission	2	—	2	2	—	2
Other (b)	—	(1)	(1)	—	(2)	(2)
Total Con Edison	$7,551	$(56)	$7,495	$6,996	$351	$7,347
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
(b)    Other includes the parent company, Con Edison's tax equity investments, the deferred project held for sale and consolidation adjustments. See Note R.
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

	2024		2023
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)	Unbilled contract revenue (a)		Unearned revenue (b)
Beginning balance as of January 1,	$4	$—	$80		$3
Additions (c)	—	—	2		—
Subtractions (c)	—	—	67		3	(d)
Ending balance as of June 30,	$4	$—	$15	(e)	$—
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
(c)Additions for unbilled contract revenue and subtractions for unearned revenue represent additional revenue earned. Additions for unearned revenue and subtractions for unbilled contract revenue represent billings. Activity also includes appropriate balance sheet classification for the period. Of the subtractions in 2023, $21 million and $1 million relate to the sale of all of the stock of the Clean Energy Businesses for unbilled contract revenue and unearned revenue, respectively. See (e) below.
(d)Of the subtractions from unearned revenue, $3 million was included in the balances as of January 1, 2023.
(e)Following the sale of all of the stock of the Clean Energy Businesses, Con Edison received substantially all contract revenue, net of certain costs incurred, for a battery storage project located in Imperial County, California. See Note Q.

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
The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances above existing rate allowances are not reflected in rates during the term of the current rate plans. For the Utilities’ customer accounts receivable allowance for uncollectible accounts, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, bankruptcy rates and aged customer accounts receivable balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. Generally, the Utilities write off customer accounts receivable as uncollectible 90 days after the account is disconnected for non-payment, or the account is closed during the collection process.
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
Starting in 2020, the potential economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases to the allowance for customer uncollectible accounts for Con Edison and CECONY were $40 million and $36 million, respectively, for the three months ended June 30, 2024 and $74 million and $66 million, respectively, for the six months ended June 30, 2024. The increases (decreases) to the allowance for customer uncollectible accounts for Con Edison and CECONY were $31 million and $30 million, respectively, for the three months ended June 30, 2023 and were $(47) million and $(48) million, respectively, for the six months ended June 30, 2023 primarily due to credits issued pursuant to New York State COVID-19 arrears assistance programs.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a rollforward by major portfolio segment type for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023
Allowance for credit losses
Beginning Balance at April 1,	$394	$244	$17	$10	$383	$236	$12	$8
Recoveries	3	4	—	—	3	3	—	—
Write-offs	(29)	(44)	—	—	(28)	(41)	—	—
Reserve adjustments	66	71	8	18	61	68	9	16
Ending Balance June 30,	$434	$275	$25	$28	$419	$266	$21	$24

	For the Six Months Ended June 30, 2024
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023
Allowance for credit losses
Beginning Balance at January 1,	$360	$322	$13	$10	$353	$314	$9	$7
Recoveries	17	8	—	—	14	7	—	—
Write-offs	(95)	(91)	—	(1)	(90)	(89)	—	—
Reserve adjustments	152	36	12	19	142	34	12	17
Ending Balance June 30,	$434	$275	$25	$28	$419	$266	$21	$24

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income (loss)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023
CECONY
Electric	$2,370	$2,144	$5	$5	$345	$339	$272	$232
Gas	538	531	3	2	112	106	85	83
Steam	88	69	18	18	25	25	(43)	(53)
Consolidation adjustments	—	—	(26)	(25)	—	—	—	—
Total CECONY	$2,996	$2,744	$—	$—	$482	$470	$314	$262
O&R
Electric	180	159	—	—	20	18	12	13
Gas	44	41	—	—	9	8	(3)	(2)
Total O&R	$224	$200	$—	$—	$29	$26	$9	$11
Con Edison Transmission	1	1	—	—	—	—	(2)	(2)
Other (a)	(1)	(1)	—	—	1	—	(1)	13
Total Con Edison	$3,220	$2,944	$—	$—	$512	$496	$320	$284
(a)    Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments.

	For the Six Months Ended June 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023
CECONY
Electric	$4,812	$4,500	$10	$9	$715	$683	$512	$424
Gas	1,781	1,822	5	4	226	211	701	642
Steam	374	375	37	37	52	49	91	5
Consolidation adjustments	—	—	(52)	(50)	—	—	—	—
Total CECONY	$6,967	$6,697	$—	$—	$993	$943	$1,304	$1,071
O&R
Electric	370	341	—	—	40	36	25	14
Gas	157	180	—	—	18	15	39	38
Total O&R	$527	$521	$—	$—	$58	$51	$64	$52
Clean Energy Businesses (a)	—	129	—	—	—	—	—	37
Con Edison Transmission	2	2	—	—	1	—	(5)	(4)
Other (b)	(1)	(2)	—	—	(1)	—	(32)	866
Total Con Edison	$7,495	$7,347	$—	$—	$1,051	$994	$1,331	$2,022
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

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at June 30, 2024 and December 31, 2023 were:

(Millions of Dollars)	2024				2023
Balance Sheet Location	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)		Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$84	$(49)	$35	(b)	$83	$(38)	$45	(b)
Noncurrent	51	(30)	21		77	(29)	48
Total fair value of derivative assets	$135	$(79)	$56		$160	$(67)	$93
Fair value of derivative liabilities
Current	$(131)	$55	$(76)	(b)	$(230)	$52	$(178)	(b)
Noncurrent	(107)	33	(74)		(154)	33	(121)
Total fair value of derivative liabilities	$(238)	$88	$(150)		$(384)	$85	$(299)
Net fair value derivative assets (liabilities)	$(103)	$9	$(94)		$(224)	$18	$(206)
CECONY
Fair value of derivative assets
Current	$78	$(48)	$30	(b)	$78	$(35)	$43	(b)
Noncurrent	47	(28)	19		76	(27)	49
Total fair value of derivative assets	$125	$(76)	$49		$154	$(62)	$92
Fair value of derivative liabilities
Current	$(122)	$53	$(69)	(b)	$(217)	$48	$(169)	(b)
Noncurrent	(97)	32	(65)		(139)	31	(108)
Total fair value of derivative liabilities	$(219)	$85	$(134)		$(356)	$79	$(277)
Net fair value derivative assets (liabilities)	$(94)	$9	$(85)		$(202)	$17	$(185)
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
(b)At June 30, 2024, margin deposits for Con Edison ($3 million and $(7) million) were classified as derivative assets and derivative liabilities, respectively, and for CECONY ($3 million and $(2) million) were classified as derivative assets and derivative liabilities, respectively, on the consolidated balance sheet, but not included in the table. At December 31, 2023 margin deposits for Con Edison ($7 million and $(15) million) were classified as derivative assets and derivative liabilities, respectively, and for CECONY ($6 million and $(10) million) were classified as derivative assets and derivative liabilities, respectively, on the consolidated balance sheet, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2024 and 2023:

		For the Three Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location	2024	2023	2024	2023
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$(57)	$(61)	$(55)	$(57)
Noncurrent	Regulatory liabilities	(21)	9	(23)	8
Total deferred gains (losses)		$(78)	$(52)	$(78)	$(49)
Current	Regulatory assets	$55	$40	$54	$37
Current	Recoverable energy costs	(74)	(84)	(68)	(81)
Noncurrent	Regulatory assets	18	99	17	96
Total deferred gains (losses)		$(1)	$55	$3	$52
Net deferred gains (losses) (a)		$(79)	$3	$(75)	$3

		For the Six Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location	2024	2023	2024	2023
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$(14)	$(210)	$(15)	$(194)
Noncurrent	Regulatory liabilities	(23)	(117)	(25)	(104)
Total deferred gains (losses)		$(37)	$(327)	$(40)	$(298)
Current	Regulatory assets	$122	$25	$117	$25
Current	Recoverable energy costs	(188)	(376)	(172)	(355)
Noncurrent	Regulatory assets	48	(34)	43	(34)
Total deferred gains (losses)		$(18)	$(385)	$(12)	$(364)
Net deferred gains (losses) (a)		$(55)	$(712)	$(52)	$(662)
Pre-tax gains (losses) recognized in income
	Gas purchased for resale (b)	$—	$4	$—	$—
	Non-utility revenue (b)	—	17	—	—
	Other operations and maintenance expense	1	—	1	—
	Other interest expense (b)	—	5	—	—
Total pre-tax gains (losses) recognized in income		$1	$26	$1	$—
(a)Unrealized net deferred losses on electric and gas derivatives for the Utilities decreased as a result of higher electric and gas commodity prices during the six months ended June 30, 2024. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.
(b)Comprised of realized and unrealized gains and losses on the derivative contracts of the Clean Energy Businesses. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q.

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at June 30, 2024:

	Electric Energy (MWh) (a)(b)	Capacity (MW-mos) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	36,200,145	37,500	315,730,000	3,276,000
CECONY	32,810,675	29,400	295,700,000	3,276,000
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
At June 30, 2024, Con Edison and CECONY had $16 million and $13 million, respectively, of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral. Con Edison’s net credit exposure consisted of $13 million with investment-grade counterparties and $3 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $10 million with investment-grade counterparties and $3 million with commodity exchange brokers. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at June 30, 2024:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$128	$116
Collateral posted	145	145
Additional collateral (b) (downgrade one level from current ratings)	8	—
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	105	88
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post $2 million of additional collateral at June 30, 2024. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At June 30, 2024, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $16 million.

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

For information on the measurement of Con Edison's investment in MVP that was measured at fair value on a non-recurring basis, see Note A. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are summarized below.

	2024					2023
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$4	$100	$2	$(47)	$59	$6	$146	$2	$(54)	$100
Mutual Funds (a)(b)	540	—	—	—	540	505	—	—	—	505
Cash Value of Life Insurance Policies (a)(b)	—	128	—	—	128	—	118	—	—	118
Total assets	$544	$228	$2	$(47)	$727	$511	$264	$2	$(54)	$723
Derivative liabilities:
Commodity (a)(b)(c)	$12	$187	$13	$(55)	157	$22	$347	$10	$(65)	$314
CECONY
Derivative assets:
Commodity (a)(b)(c)	$4	$95	$1	$(47)	$53	$6	$143	$1	$(52)	$98
Mutual Funds (a)(b)	523	—	—	—	523	488	—	—	—	488
Cash Value of Life Insurance Policies (a)(b)	—	122	—	—	122	—	113	—	—	113
Total assets	$527	$217	$1	$(47)	$698	$494	$256	$1	$(52)	$699
Derivative liabilities:
Commodity (a)(b)(c)	$10	$177	$7	$(57)	137	$20	$326	$6	$(65)	$287
(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had an immaterial amount of commodity derivative assets and liabilities transferred from level 3 to level 2 during the six months ended June 30, 2024 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of December 31, 2023 to less than three years as of June 30, 2024. Con Edison and CECONY had an immaterial amount of derivative assets and $9 million and $6 million of commodity derivative liabilities, respectively, transferred from level 3 to level 2 during the year ended December 31, 2023 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2023 to less than three years as of December 31, 2023.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2024 and December 31, 2023, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

	Fair Value of Level 3 at June 30, 2024	Valuation Techniques	Unobservable Inputs	Range
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(1)	Discounted Cash Flow	Forward energy prices (a)	$37.50-$129.65 per MWh
Electricity	(11)	Discounted Cash Flow	Forward capacity prices (a)	$1.92-$7.53 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.35-$2.67 per MWh
Total Con Edison—Commodity	$(11)
CECONY – Commodity
Electricity	$(2)	Discounted Cash Flow	Forward energy prices (a)	$37.50-$129.65 per MWh
Electricity	(5)	Discounted Cash Flow	Forward capacity prices (a)	$1.92-$7.53 per kW-month
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses (b)	$0.35-$2.67 per MWh
Total CECONY—Commodity	$(6)
(a)Generally, increases (decreases) in this input in isolation would result in a higher (lower) fair value measurement.
(b)Generally, increases (decreases) in this input in isolation would result in a lower (higher) fair value measurement.

The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2024 and 2023 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Beginning balance as of April 1,	$—	$(11)	$—	$(5)
Included in earnings	(2)	(2)	(1)	(1)
Included in regulatory assets and liabilities	(12)	6	(6)	2
Settlements	3	(1)	1	(1)
Transfer out of level 3	—	1	—	1
Ending balance as of June 30,	$(11)	$(7)	$(6)	$(4)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Beginning balance as of January 1,	$(8)	$15	$(5)	$(6)
Included in earnings	(5)	(4)	(2)	(2)
Included in regulatory assets and liabilities	(3)	15	(1)	9
Settlements	5	2	2	1
Decrease due to the sale of the Clean Energy Businesses (a)	—	(29)	—	—
Transfer out of level 3	—	(6)	—	(6)
Ending balance as of June 30,	$(11)	$(7)	$(6)	$(4)
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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities were reported in non-utility revenues ($17 million loss) on the consolidated income statement for the six months ended June 30, 2023. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses and amounts for 2023 are shown through the date of sale. See Note Q and Note R.

Note P – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. As a result, substantially all of the net assets of CECONY and O&R ($19,570 million and $1,084 million, respectively), at June 30, 2024, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,
	CECONY (a)
(Millions of Dollars)	2024	2023
Cost of services provided	$35	$33
Cost of services received	$21	$21

	For the Six Months Ended June 30,
	CECONY (a)
(Millions of Dollars)	2024	2023
Cost of services provided	$68	$67
Cost of services received	$41	$40
(a) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R.

In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R, $14 million and $13 million of natural gas for the three months ended June 30, 2024 and 2023, respectively, and $38 million and $46 million for the six months ended June 30, 2024 and 2023, respectively. These amounts are net of the effect of related hedging transactions.

At June 30, 2024 and December 31, 2023, CECONY's net receivable from Con Edison for income taxes were $57 million and $110 million, respectively.

The Utilities perform work and incur expenses on behalf of New York Transco, a company in which Con Edison Transmission has a 45.7 percent interest in New York Transco's New York Energy Solution project and a 41.7 percent interest in New York Transco's share of the Propel NY Energy project that is jointly owned with the New York Power Authority. The Utilities bill New York Transco for such work and expenses in accordance with established policies. For the three months ended June 30, 2024 and 2023, the amounts billed (refunded) by the Utilities to New York Transco were $(2) million and $2 million, respectively, and for the six months ended June 30, 2024 and 2023, the amounts were $(1) million and $6 million, respectively.

CECONY has a 20-year transportation contract with Mountain Valley Pipeline, LLC (MVP) for 200,000 Dts per day of capacity. Con Edison Transmission's interest in MVP is expected to be approximately 6.7 percent. See "Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its contract with MVP unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC opened a proceeding to consider this request.

FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At June 30, 2024 and December 31, 2023 there were no outstanding loans to O&R.
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

Note Q – Dispositions
During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the Clean Energy Businesses. On October 1, 2022, following the conclusion of such review and to allow for continued focus on the Utilities and their clean energy transition, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell all of the stock of the Clean Energy Businesses to RWE Renewables Americas, LLC, a subsidiary of RWE for a total of $6,800 million, subject to closing adjustments. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses to RWE for $3,993 million. The preliminary purchase price at closing was adjusted (i) upward for certain cash and cash equivalents, (ii) downward for certain indebtedness and debt-like items, (iii) downward for certain transaction expenses, (iv) downward to the extent that the net working capital varied from a set target, (v) upward to the extent that capital investments incurred prior to the closing of the transaction varied from a set budget, and (vi) downward by the value allocated to Broken Bow II, a project that was not able to be conveyed to RWE upon closing of the transaction. The process to finalize the purchase price was completed during the second quarter of 2024. The final purchase price was subject to customary adjustments for timing differences and a final valuation report, among other factors. The transaction was completed at arm’s length and RWE was not, and will not be, considered a related party to Con Edison.

Con Edison's preliminary gain on the sale of all of the stock of the Clean Energy Businesses was $867 million ($804 million, after tax) for the six months ended June 30, 2023, including $13 million for the three months ended June 30, 2023. Con Edison's preliminary gain on the sale of all of the stock of the Clean Energy Businesses was $865 million ($767 million, after tax) for the year ended December 31, 2023. Cumulatively through June 30, 2024 the gain on the sale of all of the stock of the Clean Energy Businesses was $835 million ($745 million, after tax), reflecting a downward adjustment of $30 million ($22 million after-tax) for the six months then ended, resulting from certain customary closing adjustments. The portion of the gain attributable to the non-controlling interest retained in certain tax-equity projects was not material. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects, described below, and one deferred project, Broken Bow II, a 75MW nameplate capacity wind power project located in Nebraska. See Note R. Transfer of the project depends on one outstanding counterparty consent, and if and when such consent is obtained within two years of the sale of all of the stock of the Clean Energy Businesses, i.e., by February 28, 2025, the project will transfer and the corresponding value, subject to adjustment, will be paid to Con Edison. RWE Renewables Americas, LLC operates the facility on behalf of Con Edison pursuant to certain service agreements, for which the fees are not material.

Con Edison retained the Clean Energy Businesses' tax equity investment interest in the Crane solar project and another tax equity investment interest in two solar projects located in Virginia. These tax equity partnerships produced renewable energy tax credits that can be used to reduce Con Edison’s federal income tax. These tax credits are subject to recapture, in whole or in part, if the assets are sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for its interests in these tax equity partnerships. The combined carrying value of the retained tax equity interests is approximately $6 million at June 30, 2024.

Con Edison also retained any post-sale deferred income taxes (federal and state income taxes, including tax attributes), any valuation allowances associated with the deferred tax assets, all current federal taxes and New York State taxes and the estimated liability for uncertain tax positions. The unamortized deferred investment tax credits of the Clean Energy Businesses were recognized in full upon the completion of the sale of all of the stock of the Clean Energy Businesses.

Concurrent with entering into the purchase and sale agreement, Con Edison incurred costs in the normal course of the sale process. Transaction costs of $1 million ($1 million after-tax) and $12 million ($8 million after-tax), were recorded in the three and six months ended June 30, 2023, respectively, and were immaterial for the three and six months ended June 30, 2024. Also, depreciation and amortization expense of approximately $41 million ($28 million after-tax) were not recorded on the assets of the Clean Energy Businesses in 2023 through the closing of the transaction.

Following the sale of all of the stock of the Clean Energy Businesses and pursuant to a reimbursement and indemnity agreement with RWE, Con Edison remains responsible for certain potential costs related to a battery storage project located in Imperial County, California. Con Edison's exposure under the agreement could range up to approximately $172 million. As of June 30, 2024, no material amounts were recorded as liabilities on Con Edison's consolidated balance sheet related to this agreement.

The following table shows the pre-tax operating income for the Clean Energy Businesses. The 2023 period shown is through the date of the sale of the Clean Energy Businesses; there is no applicable data for the three and six months ended June 30, 2024.

Six Months Ended June 30, 2023
(Millions of Dollars)	2023
Pre-tax operating income	$25
Pre-tax operating income, excluding non-controlling interest	$21

Note R – Assets and Liabilities Held-for-Sale
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects and one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. Transfer of the project from Con Edison to RWE depends on one outstanding counterparty consent, and if and when such consent is obtained within two years of the sale of all of the stock of the Clean Energy Businesses, i.e., by February 28, 2025, the project will transfer. RWE Renewables Americas, LLC operates the facility on behalf of Con Edison pursuant to certain service agreements for which the fees are not material.

At June 30, 2024, the carrying amounts of the major classes of assets and liabilities of Broken Bow II that are expected to be sold are presented on a held-for-sale basis, and accordingly exclude net deferred tax liability balances, as follows:

(Millions of Dollars)	June 30, 2024
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1
Accrued unbilled revenue	1
Restricted cash	6
Other current assets	2
TOTAL CURRENT ASSETS	10
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation	76
NET PLANT	76
OTHER NONCURRENT ASSETS
Intangible assets less accumulated amortization	72
Operating lease right-of-use asset	7
TOTAL OTHER NONCURRENT ASSETS	79
TOTAL ASSETS	$165

(Millions of Dollars)	June 30, 2024
LIABILITIES
CURRENT LIABILITIES
Long-term debt due within one year	$2
Operating lease liabilities	2
Other current liabilities	7
TOTAL CURRENT LIABILITIES	11
NONCURRENT LIABILITIES
Asset retirement obligations	3
Operating lease liabilities	5
TOTAL NONCURRENT LIABILITIES	8
LONG-TERM DEBT	59
TOTAL LIABILITIES	$78

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2023 (File Nos.1-14514 and 1-01217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (File Nos. 1-14514 and 1-01217).

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
•RECO

Con Edison’s principal business operations are those of the Utilities and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission, through its subsidiaries, invests in electric transmission projects supporting Con Edison's effort to transition to clean, renewable energy and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects that will bring clean, renewable electricity to customers focusing on New York and the Northeast. See "Investments" in Note A to the Second Quarter Financial Statements. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the Second Quarter Financial Statements.

Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and contracted electric and gas assets. Con Edison invests to provide reliable, resilient, safe and clean energy critical for its New York and New Jersey customers. Con Edison is a responsible neighbor, helping the communities it serves become more sustainable.

In addition to the Companies’ material contingencies described in Notes B, G and H to the Second Quarter Financial Statements, the Companies’ management considers the following events, trends, and uncertainties to be important to understanding the Companies’ current and future financial condition.

Clean Energy Goals
The success of the Companies’ efforts to meet federal, state and city clean energy policy goals and the impact of energy consumers' efforts to meet such goals on CECONY’s electric, gas and steam businesses and O&R’s electric and gas businesses may impact the Companies’ future financial condition. The Utilities expect electric usage to increase and gas and steam usage to decrease in their service territories as federal, state and local laws and policies are enacted and implemented that aim to reduce the carbon intensity of the energy that is consumed in their respective jurisdictions. The Utilities’ and their regulators’ efforts to maintain electric reliability in their service territories as electric usage increases may also impact the Companies’ future financial condition. The long-term future of the Utilities’ gas businesses depends upon the role that natural gas or other gaseous fuels will play in facilitating New York State’s and New York City’s climate goals. In addition, the impact and costs of climate change on the Utilities’ systems and the success of the Utilities’ efforts to maintain system reliability and manage service interruptions resulting from severe weather may impact the Companies’ future financial condition, results of operations and liquidity.

Aged Accounts Receivable Balances
At June 30, 2024, CECONY’s and O&R’s customer accounts receivables balances of $2,742 million and $117 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,553 million and $37 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivables (balances outstanding in excess of 60 days) of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivables as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. In general, the Utilities suspended service disconnections during the COVID-19 pandemic. CECONY’s rate plans include reconciliation of late payment charges (from January 1, 2023 through December 31, 2025 for electric and gas and from January 1, 2020 through October 31, 2026 for steam) and write-offs of customer accounts receivable balances (from January 1, 2020 through December 31, 2025 for electric and gas and from January 1, 2020 through October 31, 2026 for steam) to amounts reflected in rates, with recovery/refund from or to customers via surcharge/sur-credit. CECONY's surcharge recoveries for late payment charges and write-offs of accounts receivable balances will, collectively, be subject to separate annual caps for electric and gas that produce no more than a half percent (0.5 percent) total customer bill impact per commodity (estimated for electric to be $57.3 million, $60.3 million, $62.6 million for 2023, 2024 and 2025, respectively, and for gas to be $14.8 million, $15.9 million and $16.8 million for 2023, 2024 and 2025, respectively). CECONY's surcharge recoveries for late payment charges and write-offs of accounts receivables for steam will each be subject to an annual cap that produces no more than half percent (0.5 percent) total customer bill impact (estimated to be $2.5 million, $3.0 million and $3.5 million for 2024, 2025 and 2026, respectively). Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in CECONY’s next base rate cases. O&R’s 2022 - 2024 rate plans include reconciliation of late payment charges to amounts reflected in rates for years 2022 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity. Although these regulatory mechanisms are in place, a continued slower recovery in cash of outstanding customer accounts receivable balances has impacted the Companies’ liquidity and may continue to impact liquidity. The Utilities have resumed collection activities, including write-offs of uncollectible customer accounts receivable balances. See “Liquidity and Capital Resources” and “Capital Requirements and Resources,” below.

In May 2024, the NYSPSC issued an order implementing amendments to certain provisions of the New York State Public Service Law that require utilities, including CECONY and O&R, to bill most residential and small non-residential customers within three months instead of six months of the end of their service period, to provide 13 months of usage information on all electric, gas and steam bills and to make available two years of historical billing information upon customer request. The NYSPSC also ordered the NYSDPS to further consider regulations that would expand the new billing requirements to large non-residential customers and to prohibit utilities, including CECONY and O&R, from recovering revenue lost due to untimely billing.

Con Edison Transmission
Con Edison Transmission, through its New York Transco partnership and jointly with the New York Power Authority, is developing the Propel NY Energy transmission project that will deliver offshore wind energy from Long Island to New York City, Westchester County and the rest of New York State's high voltage power grid. Con Edison Transmission is also participating in competitive solicitations to develop additional electric projects, including a proposal submitted in April 2024 with another entity to build transmission infrastructure that will carry offshore wind power to New Jersey's electric grid and multiple proposals submitted in June 2024 through its New York Transco partnership to integrate offshore wind into New York City's energy grid. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements.

CECONY
Electric
CECONY provides electric service to approximately 3.7 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

In June 2024, CECONY decreased its five-year forecast of average annual growth of the firm peak gas demand in its service area at design conditions from approximately 0.8 percent (for 2024 to 2028) to approximately 0.1 percent (for 2025 to 2029). The decrease is reflective of and aligned with state and local clean energy future policies driving the phase-out of the use of natural gas.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 15,444 MMlb of steam annually to approximately 1,520 customers in parts of Manhattan.

In June 2024, CECONY increased its five-year forecast of the average annual peak steam demand in its service area at design conditions from a 0.5 percent decrease (for 2024 to 2028) to a 0.4 percent decrease (for 2025 to 2029). The increase is reflective of and aligned with local policies driving the phase-out of the use of natural gas along with an anticipated increase in oil-to-steam customer conversions.

Collective Bargaining Agreement
In June 2024, CECONY reached a four-year collective bargaining agreement with its largest union covering approximately 7,300 employees (which is subject to ratification by the employees).

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

In June 2024, O&R increased its five-year forecast of the average annual firm peak gas demand in its service area at design conditions from a 0.2 percent decrease (for 2024 to 2028) to a 0.1 percent decrease (for 2025 to 2029). This change is reflective of and aligned with state clean energy future policies driving the phase-out of the use of natural gas.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended June 30, 2024				For the Six Months Ended June 30, 2024				At June 30, 2024
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$2,996	93%	$186	92%	$6,967	93%	$880	95%	$63,075	92%
O&R	224	7	3	1	527	7	40	4	3,810	6
Total Utilities	$3,220	100%	$189	93%	$7,494	100%	$920	99%	$66,885	98%
Con Edison Transmission	1	—	13	7	2	—	24	3	441	1
Other (a)	(1)	—	—	—	(1)	—	(22)	(2)	594	1
Total Con Edison	$3,220	100%	$202	100%	$7,495	100%	$922	100%	$67,920	100%
(a)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Net income for common stock for the six months ended June 30, 2024 includes $(22) million (after-tax) for an adjustment related to the sale of the Clean Energy Businesses. See Note Q and Note R to the Second Quarter Financial Statements.

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law and included a new 15 percent Corporate Alternative Minimum Tax (CAMT). Under the IRA, a corporation is subject to the CAMT if its average annual adjusted financial statement Income for the three taxable year period ending prior to the taxable year exceeds $1,000 million, and applies to tax years beginning after December 31, 2022. Con Edison and CECONY were not subject to the CAMT in 2023 and are subject to the CAMT beginning in 2024. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

New York Legislation
In April 2021, New York passed a law that increased the corporate franchise tax rate on business income from 6.5 percent to 7.25 percent, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875 percent, not to exceed a maximum tax liability of $5 million per taxpayer. New York requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax were scheduled to expire after 2023. In May 2023, New York passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for an additional three years, through tax year 2026 and extended the business capital tax through tax year 2026. New York also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. As a result of the sale of all of the stock of the Clean Energy Businesses in 2023, Con Edison’s New York State taxable income was higher than $5 million and it was subject to the higher 7.25 percent rate (9.425 percent with the surcharge rate) on its taxable income for tax year 2023, but is not expected to be subject to the higher rate in tax year 2024.

Results of Operations
Net income for common stock and earnings per share for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$186	$189	$0.54	$0.55	$880	$793	$2.55	$2.27
O&R	3	8	0.01	0.02	40	39	0.12	0.11
Clean Energy Businesses (a) (d)	—	—	—	—	—	22	—	0.06
Con Edison Transmission	13	4	0.04	0.01	24	6	0.07	0.02
Other (b)	—	25	(0.01)	0.07	(22)	798	(0.07)	2.28
Con Edison (c)	$202	$226	$0.58	$0.65	$922	$1,658	$2.67	$4.74
(a)Net income for common stock and earnings per share from the Clean Energy Businesses for the three and six months ended June 30, 2023 included $(9) million or $(0.03) a share net after-tax mark-to-market effects. Net income for common stock and earnings per share from the Clean Energy Businesses for the three and six months ended June 30, 2023 also included $2 million or $0.01 a share (after-tax) net of the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Depreciation and amortization expenses on their assets of $31 million or $0.09 a share (after-tax) were not recorded for the three and six months ended June 30, 2023.

(b)    Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Net income for common stock and earnings per share for the six months ended June 30, 2024 includes $(22) million (after-tax) or $(0.06) a share (after-tax) for an adjustment related to the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the Second Quarter Financial Statements.

Net income for common stock and earnings per share for the six months ended June 30, 2023 included an immaterial amount or $0.00 a share net of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the three and six months ended June 30, 2023 also included $(3) million or $(0.01) a share net of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock for the three and six months ended June 30, 2023 also included $(1) million or $0.00 a share and $(8) million and $(0.02) a share of transaction costs and other accruals, respectively, related to the sale of all of the stock of the Clean Energy Businesses (net of tax). Impact of the sale of the Clean Energy Businesses on the changes in state unitary tax apportionments (net of federal taxes) is $6 million or $0.02 per share and $(10) million or $(0.03) per share for the three and six months ended June 30, 2023, respectively. Depreciation and amortization expenses on the assets of the Clean Energy Businesses of $(3) million or $(0.01) a share (after-tax) were not recorded for the six months ended June 30, 2023. Net income for common stock and earnings per share for the six months ended June 30, 2023 included $13 million or $0.03 a share and $804 million (after-tax) or $2.30 a share (after-tax) for the gain on the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the Second Quarter Financial Statements.

(c)    Earnings per share on a diluted basis were $0.58 a share and $0.65 a share for the three months ended June 30, 2024 and 2023, respectively and $2.66 a share and $4.72 a share for the six months ended June 30, 2024 and 2023, respectively.

(d)    On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the Second Quarter Financial Statements.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and six months ended June 30, 2024 as compared with the 2023 period.

Variation for the Three Months Ended June 30, 2024 vs. 2023
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$17	$0.05
New steam rate plan effective November 2023	12	0.03
Higher gas rate base	4	0.01
Change in incentives earned under the electric and gas earnings adjustment mechanisms	3	0.01
Impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system	(37)	(0.11)
Higher health care costs	(7)	(0.02)
Other	5	0.02
Total CECONY	(3)	(0.01)
O&R (a)
Gas base rate increase	1	—
Higher storm-related costs	(4)	(0.01)
Other	(2)	—
Total O&R	(5)	(0.01)
Con Edison Transmission
Higher investment income and an income tax adjustment due to allowance for funds used during construction (AFUDC) from Mountain Valley Pipeline, LLC	7	0.02
Other	2	0.01
Total Con Edison Transmission	9	0.03
Other, including parent company expenses
HLBV effects	1	—
Gain and other impacts related to the sale of the Clean Energy Businesses	(18)	(0.05)
Lower interest income	(6)	(0.02)
Other	(2)	(0.01)
Total Other, including parent company expenses	(25)	(0.08)
Total Reported (GAAP basis)	$(24)	$(0.07)

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

Variation for the Six Months Ended June 30, 2024 vs. 2023
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
New steam rate plan effective November 2023	$59	$0.16
Higher electric rate base	32	0.09
Higher gas rate base	29	0.08
Change in incentives earned under the electric and gas earnings adjustment mechanisms	4	0.01
Impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system	(37)	(0.11)
Accretive effect of share repurchase	—	0.04
Other	0	0.01
Total CECONY	87	0.28
O&R (a)
Electric base rate increase	7	0.02
Gas base rate increase	2	0.01
Other	(8)	(0.02)
Total O&R	1	0.01
Clean Energy Businesses (b)
Total Clean Energy Businesses	(22)	(0.06)
Con Edison Transmission
Higher investment income and an income tax adjustment due to AFUDC from Mountain Valley Pipeline, LLC	15	0.04
Other	3	0.01
Total Con Edison Transmission	18	0.05
Other, including parent company expenses
HLBV effects	3	0.01
Gain and other impacts related to the sale of the Clean Energy Businesses	(805)	(2.31)
Lower interest income	(14)	(0.04)
Other	(4)	(0.01)
Total Other, including parent company expenses	(820)	(2.35)
Total Reported (GAAP basis)	$(736)	$(2.07)

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

The Companies’ other operations and maintenance expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2024	2023	2024	2023
CECONY
Operations	$497	$447	$985	$870
Pensions and other postretirement benefits	31	87	70	173
Health care and other benefits	47	35	88	72
Regulatory fees and assessments (a)	107	83	214	172
Other (b)	189	105	302	220
Total CECONY	$871	$757	$1,659	$1,507
O&R	94	90	191	187
Clean Energy Businesses (c)	—	—	—	47
Con Edison Transmission	3	3	6	6
Other (d)	(1)	(1)	—	(3)
Total other operations and maintenance expenses	$967	$849	$1,856	$1,744
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments that are collected in revenues.
(b)Other includes the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system in 2024 ($51 million).
(c)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the Second Quarter Financial Statements.
(d)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note R to the Second Quarter Financial Statements.

A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2024 and 2023 follows. For additional business segment financial information, see Note M to the Second Quarter Financial Statements.

The Companies’ results of operations for the three months ended June 30, 2024 and 2023 were as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Operating revenues	$2,996	$2,744	$224	$200	$1	$1	$(1)	$(1)	$3,220	$2,944
Purchased power	498	452	58	43	—	—	—	—	556	495
Fuel	15	18	—	—	—	—	—	—	15	18
Gas purchased for resale	57	91	11	8	—	—	—	—	68	99
Other operations and maintenance	871	757	94	90	3	3	(1)	(1)	967	849
Depreciation and amortization	482	470	29	26	—	—	1	—	512	496
Taxes, other than income taxes	759	694	23	22	—	—	—	—	782	716
Gain (loss) on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	13	—	13
Operating income (loss)	314	262	9	11	(2)	(2)	(1)	13	320	284
Other income (deductions)	142	184	8	12	11	8	(1)	3	160	207
Net interest expense	269	223	14	13	—	—	5	—	288	236
Income (loss) before income tax expense	187	223	3	10	9	6	(7)	16	192	255
Income tax expense	1	34	—	2	(4)	2	(7)	(9)	(10)	29
Net income (loss)	$186	$189	$3	$8	$13	$4	$—	$25	$202	$226
Net income (loss) for common stock	$186	$189	$3	$8	$13	$4	$—	$25	$202	$226
(a)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note R to the Second Quarter Financial Statements.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended June 30, 2024				For the Three Months Ended June 30, 2023
(Millions of Dollars)	Electric	Gas	Steam	2024 Total	Electric	Gas	Steam	2023 Total	2024-2023 Variation
Operating revenues	$2,370	$538	$88	$2,996	$2,144	$531	$69	$2,744	$252
Purchased power	492	—	6	498	445	—	7	452	46
Fuel	11	—	4	15	18	—	—	18	(3)
Gas purchased for resale	—	57	—	57	—	91	—	91	(34)
Other operations and maintenance	671	147	53	871	569	132	56	757	114
Depreciation and amortization	345	112	25	482	339	106	25	470	12
Taxes, other than income taxes	579	137	43	759	541	119	34	694	65
Operating income	$272	$85	$(43)	$314	$232	$83	$(53)	$262	$52

Electric
CECONY’s results of electric operations for the three months ended June 30, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2024	June 30, 2023	Variation
Operating revenues	$2,370	$2,144	$226
Purchased power	492	445	47
Fuel	11	18	(7)
Other operations and maintenance	671	569	102
Depreciation and amortization	345	339	6
Taxes, other than income taxes	579	541	38
Electric operating income	$272	$232	$40

CECONY’s electric sales and deliveries for the three months ended June 30, 2024 compared with the 2023 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2024	June 30, 2023	Variation	Percent Variation		June 30, 2024	June 30, 2023	Variation	Percent Variation
Residential/Religious (b)	2,520	2,280	240	10.5%		$901	$669	$232	34.7%
Commercial/Industrial	2,208	2,340	(132)	(5.6)		622	568	54	9.5
Retail choice customers	4,851	4,644	207	4.5		587	501	86	17.2
NYPA, Municipal Agency and other sales	2,261	2,126	135	6.3		206	166	40	24.1
Other operating revenues (c)	—	—	—	—		54	240	(186)	(77.5)
Total	11,840	11,390	450	4.0%	(d)	$2,370	$2,144	$226	10.5%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.0 percent in the three months ended June 30, 2024 compared with the 2023 period.

Operating revenues increased $226 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to an increase in revenues from the electric rate plan ($132 million), an increase in purchased power expenses ($47 million) and a change in incentives earned under the earnings adjustment mechanisms ($10 million).

Purchased power expenses increased $47 million in the three months ended June 30, 2024 compared with the 2023 period due to higher purchased volumes ($72 million), offset in part by lower unit costs ($25 million).

Fuel expenses decreased $7 million in the three months ended June 30, 2024 compared with the 2023 period due to lower unit costs ($4 million) and lower purchased volumes from the company's electric generating facilities ($3 million).

Other operations and maintenance expenses increased $102 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system in 2024 ($37 million), increases in total surcharges for assessments and fees that are collected in revenues from customers ($21 million), higher electric operations maintenance activities ($11 million) and higher health care costs ($7 million).

Depreciation and amortization expenses increased $6 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $38 million in the three months ended June 30, 2024 compared with the 2023 period due to higher property taxes ($31 million) and higher state and local revenue taxes ($13 million), offset in part by lower deferral of over-collected property taxes ($6 million).

Gas
CECONY’s results of gas operations for the three months ended June 30, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2024	June 30, 2023	Variation
Operating revenues	$538	$531	$7
Gas purchased for resale	57	91	(34)
Other operations and maintenance	147	132	15
Depreciation and amortization	112	106	6
Taxes, other than income taxes	137	119	18
Gas operating income	$85	$83	$2

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2024 compared with the 2023 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2024	June 30, 2023	Variation	Percent Variation		June 30, 2024	June 30, 2023	Variation	Percent Variation
Residential	9,394	8,508	886	10.4%		$243	$235	$8	3.4%
General	7,137	6,136	1,001	16.3		142	98	44	44.9
Firm transportation	15,886	14,198	1,688	11.9		198	155	43	27.7
Total firm sales and transportation	32,417	28,842	3,575	12.4%	(b)	$583	$488	$95	19.5%
Interruptible sales (c)	802	1,581	(779)	(49.3)		7	8	(1)	(12.5)
NYPA	15,413	14,119	1,294	9.2		1	1	—	—
Generation plants	13,965	11,453	2,512	21.9		5	6	(1)	(16.7)
Other	4,615	4,571	44	1.0		10	9	1	11.1
Other operating revenues (d)	—	—	—	—		(68)	19	(87)	Large
Total	67,212	60,566	6,646	11.0%		$538	$531	$7	1.3%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area increased 12.1 percent in the three months ended June 30, 2024 compared with the 2023 period.
(c)Includes 94 thousand and 91 thousand of Dt for the 2024 and 2023 periods, respectively, that are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues increased $7 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to an increase in gas revenues under the company's gas rate plan ($52 million), offset in part by lower gas purchased for resale ($34 million), a change in incentives earned under the earnings adjustment mechanisms ($5 million) and higher interest accrual on net plant reconciliation ($3 million).

Gas purchased for resale decreased $34 million in the three months ended June 30, 2024 compared with the 2023 period due to lower unit costs ($45 million), offset in part by higher purchased volumes ($11 million).

Other operations and maintenance expenses increased $15 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system in 2024 ($8 million) and higher gas operations costs ($7 million).

Depreciation and amortization expenses increased $6 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $18 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to higher property taxes ($14 million), higher deferral of under-collected property taxes ($2 million) and higher state and local revenue taxes ($2 million).

Steam
CECONY’s results of steam operations for the three months ended June 30, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2024	June 30, 2023	Variation
Operating revenues	$88	$69	$19
Purchased power	6	7	(1)
Fuel	4	—	4
Other operations and maintenance	53	56	(3)
Depreciation and amortization	25	25	—
Taxes, other than income taxes	43	34	9
Steam operating income	$(43)	$(53)	$10

CECONY’s steam sales and deliveries for the three months ended June 30, 2024 compared with the 2023 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2024	June 30, 2023	Variation	Percent Variation		June 30, 2024	June 30, 2023	Variation	Percent Variation
General	64	47	17	36.2%		$5	$3	$2	66.7%
Apartment house	915	828	87	10.5		28	22	6	27.3
Annual power	1,851	1,769	82	4.6		61	50	11	22.0
Other operating revenues (a)	—	—	—	—		(6)	(6)	—	—
Total	2,830	2,644	186	7.0%	(b)	$88	$69	$19	27.5%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather prior to November 1, 2023, and billing days, steam sales and deliveries in the company's service area decreased 4.7 percent in the three months ended June 30, 2024 compared with the 2023 period.

Operating revenues increased $19 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to the benefit from the new steam rate plan ($16 million) and higher fuel expense ($4 million), offset in part by lower purchased power ($1 million).

Fuel expenses increased $4 million in the three months ended June 30, 2024 compared with the 2023 period due to higher unit costs ($4 million).

Other operations and maintenance expenses decreased $3 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to lower costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($15 million), offset in part by the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system in 2024 ($6 million), an increase in municipal infrastructure support ($3 million), higher steam operations maintenance activities ($1 million) and an increase in health care costs ($1 million).

Taxes, other than income taxes increased $9 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to a higher deferral of under-collected property taxes ($7 million).

Taxes, Other Than Income Taxes
At $759 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the three months ended June 30, 2024. The principal components of, and variations in, taxes other than income taxes were:

	For the Three Months Ended June 30,
(Millions of Dollars)	2024		2023		Variation
Property taxes	$650		$604		$46
State and local taxes related to revenue receipts	94		78		16
Payroll taxes	19		19		—
Other taxes	(4)		(7)		3
Total	$759	(a)	$694	(a)	$65
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2024 and 2023 were $928 million and $854 million, respectively.

Other Income (Deductions)
Other income decreased $42 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($48 million), offset in part by an increase in AFUDC ($3 million) and an increase in the revenue decoupling mechanism interest accrual ($3 million).

Net Interest Expense
Net interest expense increased $46 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to higher interest on long-term debt ($33 million) and short-term debt ($7 million) and an increase in the carrying charges and interest on regulatory liability balances ($4 million).

Income Tax Expense
Income taxes decreased $33 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to the absence in 2024 of a remeasurement of state deferred income tax assets and liabilities as a result of the New York State legislation enacted in 2023 ($10 million), higher amortization of excess deferred federal income taxes ($9 million), lower income before income tax expense ($8 million) and lower state income taxes ($5 million).

O&R

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2023
(Millions of Dollars)	Electric	Gas	2024 Total	Electric	Gas	2023 Total	2024-2023 Variation
Operating revenues	$180	$44	$224	$159	$41	$200	$24
Purchased power	58	—	58	43	—	43	15
Gas purchased for resale	—	11	11	—	8	8	3
Other operations and maintenance	75	19	94	71	19	90	4
Depreciation and amortization	20	9	29	18	8	26	3
Taxes, other than income taxes	15	8	23	14	8	22	1
Operating income (loss)	$12	$(3)	$9	$13	$(2)	$11	$(2)

Electric

O&R’s results of electric operations for the three months ended June 30, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2024	June 30, 2023	Variation
Operating revenues	$180	$159	$21
Purchased power	58	43	15
Other operations and maintenance	75	71	4
Depreciation and amortization	20	18	2
Taxes, other than income taxes	15	14	1
Electric operating income	$12	$13	$(1)

O&R’s electric sales and deliveries for the three months ended June 30, 2024 compared with the 2023 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2024	June 30, 2023	Variation	Percent Variation		June 30, 2024	June 30, 2023	Variation	Percent Variation
Residential/Religious (b)	477	416	61	14.7%		$96	$82	$14	17.1%
Commercial/Industrial	223	231	(8)	(3.5)		34	30	4	13.3
Retail choice customers	635	563	72	12.8		47	40	7	17.5
Public authorities	28	26	2	7.7		2	3	(1)	(33.3)
Other operating revenues (c)	—	—	—	—		1	4	(3)	(75.0)
Total	1,363	1,236	127	10.3%	(d)	$180	$159	$21	13.2%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 6.2 percent in the three months ended June 30, 2024 compared with the 2023 period.

Operating revenues increased $21 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to higher purchased power expenses ($15 million).

Purchased power expense increased $15 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to higher purchased volumes ($9 million) and higher unit costs ($6 million).

Other operations and maintenance expenses increased $4 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to higher non-deferred storm costs.

Gas
O&R’s results of gas operations for the three months ended June 30, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2024	June 30, 2023	Variation
Operating revenues	$44	$41	$3
Gas purchased for resale	11	8	3
Other operations and maintenance	19	19	—
Depreciation and amortization	9	8	1
Taxes, other than income taxes	8	8	—
Gas operating income	$(3)	$(2)	($1)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2024 compared with the 2023 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2024	June 30, 2023	Variation	Percent Variation		June 30, 2024	June 30, 2023	Variation	Percent Variation
Residential	1,783	1,524	259	17.0%		$32	$24	$8	33.3%
General	468	314	154	49.0		5	3	2	66.7
Firm transportation	957	1,028	(71)	(6.9)		7	8	(1)	(12.5)
Total firm sales and transportation	3,208	2,866	342	11.9%	(b)	$44	$35	$9	25.7%
Interruptible sales	556	803	(247)	(30.8)		2	1	1	Large
Generation plants	—	—	—	—		—	—	—	—
Other	12	11	1	9.1		—	1	(1)	Large
Other gas revenues	—	—	—	—		(2)	4	(6)	Large
Total	3,776	3,680	96	2.6%		$44	$41	$3	7.3%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R's service area decreased 0.2 percent in the three months ended June 30, 2024 compared with the 2023 period.

Operating revenues increased $3 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to higher gas purchased for resale ($3 million).

Gas purchased for resale increased $3 million in the three months ended June 30, 2024 compared with the 2023 period due to higher unit costs ($3 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2024 compared with 2023 for the three months ended June 30, 2024. The principal components of taxes, other than income taxes, were:

	For the Three Months Ended June 30,
(Millions of Dollars)	2024		2023		Variation
Property taxes	$18		$18		$—
State and local taxes related to revenue receipts	3		2		1
Payroll taxes	2		2		—
Total	$23	(a)	$22	(a)	$1
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2024 and 2023 were $29 million and $28 million, respectively.

Other Income (Deductions)
Other income decreased $4 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($5 million).

Con Edison Transmission
Other Income (Deductions)
Other income increased $3 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to higher investment income from MVP ($3 million).

Income Tax Expense
Income taxes decreased $6 million in the three months ended June 30, 2024 compared with the 2023 period primarily due to flow through tax benefits in 2024 for plant related items ($5 million) and lower state income taxes ($2 million), offset in part by higher income before income tax expense ($1 million).

The Companies’ results of operations for the six months ended June 30, 2024 and 2023 were as follows:

	CECONY		O&R		Clean Energy Businesses (a)		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Operating revenues	$6,967	$6,697	$527	$521	$—	$129	$2	$2	$(1)	$(2)	$7,495	$7,347
Purchased power	1,076	1,083	123	114	—	—	—	—	—	1	1,199	1,198
Fuel	103	207	—	—	—	—	—	—	—	—	103	207
Gas purchased for resale	292	456	43	71	—	41	—	—	—	(1)	335	567
Other operations and maintenance	1,659	1,507	191	187	—	47	6	6	—	(3)	1,856	1,744
Depreciation and amortization	993	943	58	51	—	—	1	—	(1)	—	1,051	994
Taxes, other than income taxes	1,540	1,430	48	46	—	4	—	—	2	2	1,590	1,482
Gain (Loss) on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	—	(30)	867	(30)	867
Operating income	1,304	1,071	64	52	—	37	(5)	(4)	(32)	866	1,331	2,022
Other income (deductions)	298	367	16	24	—	1	30	15	(2)	(3)	342	404
Net interest expense	540	456	27	25	—	16	—	2	10	—	577	499
Income before income tax expense	1,062	982	53	51	—	22	25	9	(44)	863	1,096	1,927
Income tax expense	182	189	13	12	—	3	1	3	(22)	65	174	272
Net income	$880	$793	$40	$39	$—	$19	$24	$6	($22)	$798	$922	$1,655
Loss attributable to non-controlling interest	—	—	—	—	—	(3)	—	—	—	—	—	(3)
Net income for common stock	$880	$793	$40	$39	$—	$22	$24	$6	($22)	$798	$922	$1,658
(a)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the Second Quarter Financial Statements.
(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note R to the Second Quarter Financial Statements.
(c)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Six Months Ended June 30, 2024				For the Six Months Ended June 30, 2023
(Millions of Dollars)	Electric	Gas	Steam	2024 Total	Electric	Gas	Steam	2023 Total	2024-2023 Variation
Operating revenues	$4,812	$1,781	$374	$6,967	$4,500	$1,822	$375	$6,697	$270
Purchased power	1,060	—	16	1,076	1,058	—	25	1,083	(7)
Fuel	69	—	34	103	97	—	110	207	(104)
Gas purchased for resale	—	292	—	292	—	456	—	456	(164)
Other operations and maintenance	1,284	274	101	1,659	1,138	257	112	1,507	152
Depreciation and amortization	715	226	52	993	683	211	49	943	50
Taxes, other than income taxes	1,172	288	80	1,540	1,100	256	74	1,430	110
Operating income	$512	$701	$91	$1,304	$424	$642	$5	$1,071	$233

Electric
CECONY’s results of electric operations for the six months ended June 30, 2024 compared with the 2023 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2024	June 30, 2023	Variation
Operating revenues	$4,812	$4,500	$312
Purchased power	1,060	1,058	2
Fuel	69	97	(28)
Other operations and maintenance	1,284	1,138	146
Depreciation and amortization	715	683	32
Taxes, other than income taxes	1,172	1,100	72
Electric operating income	$512	$424	$88

CECONY’s electric sales and deliveries for the six months ended June 30, 2024 compared with the 2023 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2024	June 30, 2023	Variation	Percent Variation		June 30, 2024	June 30, 2023	Variation	Percent Variation
Residential/Religious (b)	5,111	4,894	217	4.4%		$1,866	$1,381	$485	35.1%
Commercial/Industrial	4,880	5,127	(247)	(4.8)		1,360	1,244	116	9.3
Retail choice customers	9,620	9,449	171	1.8		1,129	964	165	17.1
NYPA, Municipal Agency and other sales	4,562	4,456	106	2.4		383	325	58	17.8
Other operating revenues (c)	—	—	—	—		74	586	(512)	(87.4)
Total	24,173	23,926	247	1.0%	(d)	$4,812	$4,500	$312	6.9%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 1.3 percent in the six months ended June 30, 2024 compared with the 2023 period.

Operating revenues increased $312 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to an increase in revenues from the electric rate plan ($274 million), a change in incentives earned under the earnings adjustment mechanisms ($10 million) and higher purchased power expenses ($2 million).

Fuel expenses decreased $28 million in the six months ended June 30, 2024 compared with the 2023 period due to lower unit costs ($20 million) and lower purchased volumes from CECONY's electric generating facilities ($8 million).

Other operations and maintenance expenses increased $146 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system in 2024 ($37 million), higher total surcharges for assessments and fees that are collected in revenues from customers ($35 million), higher electric operations maintenance activities ($21 million), an increase in municipal infrastructure support ($10 million), higher health care costs ($4 million), an increase in the costs for injuries and damages ($4 million) and higher uncollectible expenses ($3 million).

Depreciation and amortization expenses increased $32 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $72 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to higher property taxes ($62 million) and higher state and local revenue taxes ($21 million) offset in part by a lower deferral of over-collected property taxes ($11 million).

Gas
CECONY’s results of gas operations for the six months ended June 30, 2024 compared with the 2023 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2024	June 30, 2023	Variation
Operating revenues	$1,781	$1,822	$(41)
Gas purchased for resale	292	456	(164)
Other operations and maintenance	274	257	17
Depreciation and amortization	226	211	15
Taxes, other than income taxes	288	256	32
Gas operating income	$701	$642	$59

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2024 compared with the 2023 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2024	June 30, 2023	Variation	Percent Variation		June 30, 2024	June 30, 2023	Variation	Percent Variation
Residential	30,470	31,016	(546)	(1.8)%		$745	$793	$(48)	(6.1)%
General	19,233	18,662	571	3.1		416	353	63	17.8
Firm transportation	45,384	45,855	(471)	(1.0)		603	558	45	8.1
Total firm sales and transportation	95,087	95,533	(446)	(0.5)	(b)	1,764	1,704	60	3.5
Interruptible sales (c)	1,987	3,443	(1,456)	(42.3)		19	29	(10)	(34.5)
NYPA	28,403	24,092	4,311	17.9		1	1	—	—
Generation plants	26,914	23,234	3,680	15.8		10	14	(4)	(28.6)
Other	10,906	10,744	162	1.5		25	21	4	19.0
Other operating revenues (d)	—	—	—	—		(38)	53	(91)	Large
Total	163,297	157,046	6,251	4.0%		$1,781	$1,822	$(41)	(2.3)%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area decreased 2.0% percent in the six months ended June 30, 2024 compared with the 2023 period.
(c)Includes 129 thousand and 745 thousand of Dt for the 2024 and 2023 periods, respectively, that are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues decreased $41 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to a decrease in gas purchased for resale ($164 million), higher interest accrual on net plant reconciliation ($8 million) and a change in incentives earned under the earnings adjustment mechanisms ($5 million), offset in part by an increase in revenues from the gas rate plan ($140 million).

Gas purchased for resale decreased $164 million in the six months ended June 30, 2024 compared with the 2023 period due to lower unit costs ($197 million), offset in part by higher purchased volumes ($33 million).

Other operations and maintenance expenses increased $17 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to higher gas operations cost ($13 million) and the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system in 2024 ($8 million), offset in part by an increase in the total sur-credits for assessments and fees that are collected in revenues from customers ($2 million).

Depreciation and amortization expenses increased $15 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $32 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to a higher property taxes ($27 million) and higher deferral of under-collected property taxes ($8 million), offset in part by lower state and local taxes ($4 million).

Steam
CECONY’s results of steam operations for the six months ended June 30, 2024 compared with the 2023 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2024	June 30, 2023	Variation
Operating revenues	$374	$375	$(1)
Purchased power	16	25	(9)
Fuel	34	110	(76)
Other operations and maintenance	101	112	(11)
Depreciation and amortization	52	49	3
Taxes, other than income taxes	80	74	6
Steam operating income	$91	$5	$86

CECONY’s steam sales and deliveries for the six months ended June 30, 2024 compared with the 2023 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2024	June 30, 2023	Variation	Percent Variation		June 30, 2024	June 30, 2023	Variation	Percent Variation
General	315	308	7	2.3%		$22	$17	$5	29.4%
Apartment house	3,021	2,840	181	6.4		105	102	3	2.9
Annual power	6,143	6,127	16	0.3		263	248	15	6.0
Other operating revenues (a)	—	—	—	—		(16)	8	(24)	Large
Total	9,479	9,275	204	2.2%	(b)	$374	$375	$(1)	(0.3)%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 3.2 percent in the six months ended June 30, 2024 compared with the 2023 period.

Operating revenues decreased $1 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to lower fuel expenses ($76 million) and lower purchased power expenses ($9 million), offset in part by the benefit from the new steam rate plan ($80 million).

Purchased power expenses decreased $9 million in the six months ended June 30, 2024 compared with the 2023 period due to lower unit costs ($9 million).

Fuel expenses decreased $76 million in the six months ended June 30, 2024 compared with the 2023 period due to lower unit costs ($79 million), offset in part by higher purchased volumes from CECONY’s steam generating facilities ($3 million).

Other operations and maintenance expenses decreased $11 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to lower costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($30 million), offset in part by the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system in 2024 ($6 million), higher steam operations maintenance activities ($6 million) and an increase in municipal infrastructure support ($4 million).

Depreciation and amortization expenses increased $3 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $6 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to higher property taxes ($4 million), higher state and local taxes ($1 million) and a higher deferral of under-collected property taxes ($1 million).

Taxes, Other Than Income Taxes
At $1,540 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the six months ended June 30, 2024. The principal components of, and variations in, taxes other than income taxes were:

	For the Six Months Ended June 30,
(Millions of Dollars)	2024		2023		Variation
Property taxes	$1,299		$1,206		$93
State and local taxes related to revenue receipts	214		197		17
Payroll taxes	51		47		4
Other taxes	(24)		(20)		(4)
Total	$1,540	(a)	$1,430	(a)	$110
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2024 and 2023 were $1,906 million and $1,756 million, respectively.

Other Income (Deductions)
Other income decreased $69 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($88 million), offset in part by an increase in AFUDC ($7 million) and an increase in the revenue decoupling mechanism interest accrual ($7 million).

Net Interest Expense
Net interest expense increased $84 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to higher interest expense for long-term debt ($59 million) and short-term debt ($18 million).

Income Tax Expense
Income taxes decreased $7 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to higher amortization of excess deferred federal income taxes ($16 million), the absence in 2024 of a remeasurement of state deferred income tax assets and liabilities as a result of the enacted New York State legislation in 2023 ($10 million) and a decrease in the reserve for injuries and damages ($3 million), offset in part by higher income before income tax expense ($17 million) and lower flow through tax benefits in 2024 for plant-related items ($3 million).

O&R

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
(Millions of Dollars)	Electric	Gas	2024 Total	Electric	Gas	2023 Total	2024-2023 Variation
Operating revenues	$370	$157	$527	$341	$180	$521	$6
Purchased power	123	—	123	114	—	114	9
Gas purchased for resale	—	43	43	—	71	71	(28)
Other operations and maintenance	151	40	191	147	40	187	4
Depreciation and amortization	40	18	58	36	15	51	7
Taxes, other than income taxes	31	17	48	30	16	46	2
Operating income	$25	$39	$64	$14	$38	$52	$12

Electric
O&R’s results of electric operations for the six months ended June 30, 2024 compared with the 2023 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2024	June 30, 2023	Variation
Operating revenues	$370	$341	$29
Purchased power	123	114	9
Other operations and maintenance	151	147	4
Depreciation and amortization	40	36	4
Taxes, other than income taxes	31	30	1
Electric operating income	$25	$14	$11

O&R’s electric sales and deliveries for the six months ended June 30, 2024 compared with the 2023 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2024	June 30, 2023	Variation	Percent Variation		June 30, 2024	June 30, 2023	Variation	Percent Variation
Residential/Religious (b)	977	883	94	10.6%		$203	$189	$14	7.4%
Commercial/Industrial	461	493	(32)	(6.5)		74	71	3	4.2
Retail choice customers	1,217	1,058	159	15.0		89	70	19	27.1
Public authorities	55	53	2	3.8		5	6	(1)	(16.7)
Other operating revenues (c)	—	—	—	—		(1)	5	(6)	Large
Total	2,710	2,487	223	9.0%	(d)	$370	$341	$29	8.5%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 1.6 percent in the six months ended June 30, 2024 compared with the 2023 period.

Operating revenues increased $29 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to higher revenues from the New York electric rate plan ($10 million) and higher purchased power expenses ($9 million).

Purchased power expenses increased $9 million in the six months ended June 30, 2024 compared with the 2023 period due to higher purchased volumes ($11 million), offset in part by lower unit costs ($2 million).

Other operations and maintenance expenses increased $4 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to higher uncollectible expenses ($2 million) and customer assistance costs ($1 million).

Depreciation and Amortization expenses increased $4 million in the six months ended June 30, 2024 compared with the 2023 period due to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the six months ended June 30, 2024 compared with the 2023 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2024	June 30, 2023	Variation
Operating revenues	$157	$180	$(23)
Gas purchased for resale	43	71	(28)
Other operations and maintenance	40	40	—
Depreciation and amortization	18	15	3
Taxes, other than income taxes	17	16	1
Gas operating income	$39	$38	$1

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2024 compared with the 2023 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2024	June 30, 2023	Variation	Percent Variation		June 30, 2024	June 30, 2023	Variation	Percent Variation
Residential	7,758	6,732	1,026	15.2%		$117	$124	$(7)	(5.6)%
General	1,193	1,408	(215)	(15.3)		14	21	(7)	(33.3)
Firm transportation	3,327	3,208	119	3.7		24	25	(1)	(4.0)
Total firm sales and transportation	12,278	11,348	930	8.2	(b)	$155	$170	$(15)	(8.8)
Interruptible sales	1,303	1,760	(457)	(26.0)		4	3	1	33.3
Generation plants	2	1	1	Large		—	—	—	—
Other	43	305	(262)	(85.9)		—	1	(1)	Large
Other gas revenues	—	—	—	—		(2)	6	(8)	Large
Total	13,626	13,414	212	1.6%		$157	$180	$(23)	(12.8)%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes in O&R's service area decreased 2.3 percent in the six months ended June 30, 2024 compared with the 2023 period.

Operating revenues decreased $23 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to a decrease in gas purchased for resale ($28 million), offset in part by higher revenues from the New York gas rate plan ($3 million).

Gas purchased for resale decreased $28 million in the six months ended June 30, 2024 compared with the 2023 period due to lower unit costs ($32 million), offset in part by higher purchased volumes ($4 million).

Depreciation and Amortization expenses increased $3 million in the six months ended June 30, 2024 compared with the 2023 period due to higher gas utility plant balances.

Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased by $2 million in 2024 compared with 2023 for the six months ended June 30, 2024. The principal components of taxes, other than income taxes, were:

	For the Six Months Ended June 30,
(Millions of Dollars)	2024		2023		Variation
Property taxes	$36		$35		$1
State and local taxes related to revenue receipts	6		6		—
Payroll taxes	6		5		1
Total	$48	(a)	$46	(a)	$2
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2024 and 2023 were $62 million and $61 million, respectively.

Other Income (Deductions)
Other income decreased $8 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($9 million).

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $15 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to higher investment income from MVP ($13 million).

Other
Income Tax Expense
Income taxes decreased $87 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to lower income before income tax expense ($228 million), mostly due to the prior year gain on the sale of all of the stock of the Clean Energy Businesses and offsetting non-recurring tax benefits ($141 million) recognized in 2023.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the Second Quarter Financial Statements. The Clean Energy Businesses’ results of operations for the six months ended June 30, 2024 compared with the 2023 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2024	June 30, 2023	Variation
Operating revenues	$—	$129	$(129)
Gas purchased for resale	—	41	(41)
Other operations and maintenance	—	47	(47)
Taxes, other than income taxes	—	4	(4)
Operating income	$—	$37	$(37)

Net Interest Expense
Net interest expense decreased $16 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to lower unrealized gains on interest rate swaps in the 2023 period. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses and the impact on the 2023 period is shown through the date of sale. See Note Q and Note R to the Second Quarter Financial Statements.

Income Tax Expense
Income taxes decreased $3 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to lower income before income tax expense ($5 million), a decrease in the valuation allowance on deferred state net operating losses ($2 million) and lower state income tax expense ($1 million), offset in part by higher renewable energy credits due to the sale of all of the stock of the Clean Energy Businesses on March 1, 2023 ($5 million).

Income (Loss) Attributable to Non-Controlling Interest
Loss attributable to non-controlling interest decreased $3 million in the six months ended June 30, 2024 compared with the 2023 period primarily due to the sale of all of the stock of the Clean Energy Businesses.

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

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the six months ended June 30, 2024 and 2023 are summarized as follows:

	For the Six Months Ended June 30,
	CECONY		O&R		Clean Energy Businesses (d)		Con Edison Transmission		Other (a)(b)		Con Edison (b)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Operating activities	$1,791	$1,140	$71	$108	$—	$—	$—	$(150)	$50	$66	$1,912	$1,164
Investing activities	(2,453)	(2,162)	(157)	(131)	—	(248)	(13)	(42)	1	4,035	(2,622)	1,452
Financing activities	985	1,314	86	6	—	—	(1)	206	(48)	(3,716)	1,022	(2,190)
Net change for the period	323	292	—	(17)	—	(248)	(14)	14	3	385	312	426
Balance at beginning of period	1,138	1,056	23	35	—	248	25	—	9	191	1,195	1,530
Balance at end of period (c)	$1,461	$1,348	$23	$18	$—	$—	$11	$14	$12	$576	$1,507	$1,956
Less: Cash balances held for sale (d)	—	—	—	—	—	—	—	—	7	1	7	1
Balance at end of period excluding held for sale	$1,461	$1,348	$23	$18	$—	$—	$11	$14	$5	$575	$1,500	$1,955
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note R to the Second Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the Second Quarter Financial Statements.
(d) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q and Note R to the Second Quarter Financial Statements.

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

Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. Pursuant to their rate plans, the Utilities also recover from customers the amount of property taxes they will pay. The payment of property taxes by the Utilities affects the timing of cash flows and increases the amount of short-term borrowings issued by the Utilities when property taxes are due and as property taxes increase, but generally does not impact net income. See Note J to the Second Quarter Financial Statements.

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

Net cash flows from operating activities for the six months ended June 30, 2024 for Con Edison were $748 million higher than in the 2023 period. The change in net cash flows for Con Edison primarily reflects:
•higher net deferred credits, noncurrent liabilities, leases and other regulatory liabilities balances of $414 million;
•an increase in accounts payable of $399 million;
•a decrease in prepayments of $88 million; and
•a decrease in the revenue decoupling mechanism receivable of $60 million.
Offset in part by
•a decrease in accrued taxes of ($166 million); and
•an increase in materials and supplies, including fuel oil and gas in storage of ($56 million).

Net cash flows from operating activities for the six months ended June 30, 2024 for CECONY were $651 million higher than in the 2023 period. The change in net cash flows for CECONY primarily reflects:
•lower net deferred charges, noncurrent assets, leases and other regulatory assets balances of $425 million;
•an increase in accounts payable of $235 million; and
•a decrease in the revenue decoupling mechanism receivable of $44 million.
Offset in part by
•a change in pensions and retiree benefits obligations of ($42 million).

Cash Flows From (Used in) Investing Activities
The following table summarizes key components of Con Edison’s investing cash flows.

	For the Six Months Ended June 30,
(Millions of Dollars)	2024	2023	Variance
INVESTING ACTIVITIES
Utility construction expenditures	$(2,396)	$(2,097)	$(299)
Cost of removal less salvage	(214)	(196)	(18)
Non-utility construction expenditures	—	(140)	140
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	—	3,927	(3,927)
Other investing activities	(12)	(42)	30
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	$(2,622)	$1,452	$(4,074)
Net cash flows from investing activities for Con Edison were $4,074 million lower for the six months ended June 30, 2024 compared with the 2023 period. The change for Con Edison primarily reflects:
•the proceeds from the sale of all of the stock of the Clean Energy Businesses, net of cash and cash equivalents sold in the prior year of $3,927 million;
•an increase in utility construction expenditures of $299 million; and
•higher cost of removal less salvage of $18 million.
Offset in part by
•a decrease in non-utility construction expenditures of ($140 million).

The following table summarizes key components of CECONY’s investing cash flows.

	For the Six Months Ended June 30,
(Millions of Dollars)	2024	2023	Variance
INVESTING ACTIVITIES
Utility construction expenditures	$(2,242)	$(1,969)	$(273)
Cost of removal less salvage	(211)	(193)	(18)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(2,453)	$(2,162)	$(291)
Net cash flows used in investing activities for CECONY were $291 million higher for the six months ended June 30, 2024 compared with the 2023 period. The change for CECONY primarily reflects:
•an increase in utility construction expenditures of $273 million; and
•higher cost of removal less salvage of $18 million.

Pursuant to their rate plans, the Utilities recover the cost of utility construction expenditures from customers, including an approved rate of return (before and after being placed in service and AFUDC before being placed in service). Increases in the amount of utility construction expenditures may temporarily increase the amount of short-term debt issued by the Utilities prior to the long-term financing of such amounts.

Cash Flows From (Used In) Financing Activities
The following table summarizes key components of Con Edison’s financing cash flows.

	For the Six Months Ended June 30,
(Millions of Dollars)	2024	2023	Variance
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	$164	$(1,087)	$1,251
Issuance of long-term debt	1,400	500	900
Retirement of long-term debt	—	(60)	60
Debt issuance costs	(23)	(4)	(19)
Common stock dividends	(549)	(562)	13
Issuance of common shares for stock plans	30	27	3
Repurchase of common shares	—	(1,000)	1,000
Distribution to noncontrolling interest	—	(4)	4
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	$1,022	$(2,190)	$3,212

Net cash flows from financing activities for Con Edison were $3,212 million higher for the six months ended June 30, 2024 compared with the 2023 period and reflect the following transactions:
•an increase in the net issuance of short-term debt of $1,251 million;
•the repurchase of common shares of $1,000 million in the 2023 period;
•an increase in proceeds in long-term debt of $900 million. In May, CECONY issued $1,400 million in aggregate of debentures, the net proceeds from which were used to repay short-term borrowings and for other general corporate purposes. See Note C to the Second Quarter Financial Statements; and
•a decrease in common stock dividends of $13 million.

The following table summarizes key components of CECONY’s financing cash flows.

	For the Six Months Ended June 30,
(Millions of Dollars)	2024	2023	Variance
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	$64	$(354)	$418
Issuance of long-term debt	1,400	500	900
Debt issuance costs	(23)	(5)	(18)
Capital contribution by Con Edison	80	1,701	(1,621)
Dividend to Con Edison	(536)	(528)	(8)
NET CASH FLOWS FROM FINANCING ACTIVITIES	$985	$1,314	$(329)

Net cash flows from financing activities for CECONY were $329 million lower for the six months ended June 30, 2024 compared with the 2023 period and reflects the following transactions:
•a decrease in contributed equity from Con Edison of $1,621 million.
Offset in part by
•an increase in proceeds in long-term debt of ($900 million) as described above; and
•an increase in the net issuance of short-term debt of ($418 million).

Cash flows from financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at June 30, 2024 and 2023 and the average daily balances for the six months ended June 30, 2024 and 2023 for Con Edison and CECONY were as follows:

	2024		2023
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30,	Daily average	Outstanding at June 30,	Daily average
Con Edison	$2,452	$1,840	$1,953	$1,172
CECONY	$1,967	$1,406	$1,946	$1,128
Weighted average yield	5.5%	5.5%	5.4%	4.9%

Capital Resources
Capital Resources
For each of the Companies, the common equity ratio at June 30, 2024 and December 31, 2023 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2024	December 31, 2023
Con Edison	48.0	49.1
CECONY	46.9	47.9

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at June 30, 2024 and December 31, 2023 are summarized as follows.

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
ASSETS
Current assets	$5,974	$5,981	$325	$302	$13	$25	$175	$229	$6,487	$6,537
Investments	653	608	23	22	405	365	—	4	1,081	999
Net plant	47,572	46,648	3,037	2,943	16	17	—	—	50,625	49,608
Other noncurrent assets	8,876	8,363	425	408	7	7	419	409	9,727	9,187
Total Assets	$63,075	$61,600	$3,810	$3,675	$441	$414	$594	$642	$67,920	$66,331

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$5,348	$5,694	$463	$349	$7	$5	$398	$414	$6,216	$6,462
Noncurrent liabilities	15,963	15,950	1,145	1,146	(74)	(76)	(201)	(236)	16,833	16,784
Long-term debt	22,194	20,810	1,118	1,118	—	—	(1)	(1)	23,311	21,927
Equity	19,570	19,146	1,084	1,062	508	485	398	465	21,560	21,158
Total Liabilities and Equity	$63,075	$61,600	$3,810	$3,675	$441	$414	$594	$642	$67,920	$66,331
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note R to the Second Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Net plant at June 30, 2024 was $924 million higher than at December 31, 2023. The change in net plant primarily reflects an increase in electric ($1,235 million), gas ($372 million) and steam ($61 million) plant balances and an increase in construction work in progress ($242 million), offset in part by an increase in accumulated depreciation ($822 million) and a decrease in the general ($164 million) plant balance.

Other noncurrent assets at June 30, 2024 were $513 million higher than at December 31, 2023. The change in other noncurrent assets primarily reflects an increase in the regulatory assets for legacy meters ($413 million), COVID-19 pandemic deferrals ($57 million), revenue taxes ($29 million) and system peak reduction and energy efficiency programs ($27 million). The change in regulatory assets also reflects the period's amortization of accounting costs. See Note B to the Second Quarter Financial Statements.

Current liabilities at June 30, 2024 were $346 million lower than at December 31, 2023. The change in current liabilities primarily reflects a decrease in accounts payable ($258 million) and a decrease in the fair value of derivative liabilities ($108 million), offset in part by an increase in notes payable ($64 million).

Equity at June 30, 2024 was $424 million higher than at December 31, 2023. The change in equity primarily reflects net income for the six months ended June 30, 2024 ($880 million) and capital contributions from Con Edison ($80 million) in 2024, offset in part by common stock dividends to Con Edison ($536 million) in 2024.

O&R
Current assets at June 30, 2024 were $23 million higher than at December 31, 2023. The change in current assets primarily reflects an increase in accrued unbilled revenue ($22 million) and an increase in accounts receivable, net of allowance for uncollectible accounts ($14 million) (see "Aged Accounts Receivable Balances,” above), offset in part by a decrease in the revenue decoupling mechanism receivable ($13 million).

Net plant at June 30, 2024 was $94 million higher than at December 31, 2023. The change in net plant primarily reflects an increase in electric ($50 million), gas ($40 million) and general ($22 million) plant balances and an increase in construction work in progress ($27 million), offset in part by an increase in accumulated depreciation ($45 million).

Noncurrent assets at June 30, 2024 were $17 million higher than at December 31, 2023. The change in noncurrent assets primarily reflects an increases in regulatory assets ($25 million) and the fair value of derivative assets ($2 million), offset partially by a decrease in pension and retiree benefits ($14 million).

Current liabilities at June 30, 2024 were $114 million higher than at December 31, 2023. The change in current liabilities primarily reflects an increase in notes payable ($100 million) and an increase in the regulatory liabilities ($11 million).

Equity at June 30, 2024 was $22 million higher than at December 31, 2023. The change in equity primarily reflects net income for the six months ended June 30, 2024 ($40 million) and capital contributions from Con Edison ($20 million) in 2024, offset in part by common stock dividends to Con Edison ($34 million) in 2024 and a decrease in other comprehensive income ($4 million).

Con Edison Transmission
Current assets at June 30, 2024 were $12 million lower than at December 31, 2023. The change in current assets primarily reflects an investment in New York Transco ($13 million).

Investments at June 30, 2024 were $40 million higher than at December 31, 2023. The increase in investments reflects additional investment and investment income in New York Transco ($27 million) and investment income from MVP ($13 million).

Equity at June 30, 2024 was $23 million higher than at December 31, 2023. The change in equity primarily reflects Con Edison Transmission's earnings ($24 million), offset by dividends to Con Edison ($2 million).

Environmental Matters
Clean Energy Future
New York State’s Climate Leadership and Community Protection Act
In March 2024, O&R filed a petition with FERC to add a formula rate to the NYISO tariff to enable O&R to recover the costs of, and a return on investment for, two types of projects: (1) local transmission upgrades determined by the NYSPSC to be necessary or appropriate to meet the CLCPA goals of New York State and eligible for recovery under the FERC-approved cost sharing recovery agreement that socializes the costs statewide and (2) any regulated transmission projects (or portions thereof) eligible for recovery under the NYISO’s public policy transmission planning process. For NYSPSC-approved local transmission upgrades, O&R proposed the return on equity to be the lower of the NYSPSC-determined rates or 11.20 percent. For NYISO projects, O&R proposed a base return on equity of 10.7 percent, plus the 50 basis-point adder for participation in a Regional Transmission Organization, for a total return on equity of 11.20 percent. In May 2024, the FERC issued an order approving O&R’s formula rate filing but set the base return on equity for hearing and settlement and directed the parties to file initial briefs as to whether O&R is eligible for the 50-basis-point return on equity adder. In June 2024, O&R filed its initial brief with the FERC.

In May 2024, CECONY filed its inaugural annual Investing in Disadvantaged Communities Report, as required by the NYSPSC. The report summarizes the impacts of CECONY's investments in disadvantaged communities (DACs) within the company’s service territory, based on 2023 data. The report includes, among other things, building electrification and energy efficiency initiatives, as well as data related to the company’s long-running electric and gas operations. DAC locations were identified by New York State in connection with the implementation process for the CLCPA.

Offshore Wind
In February 2024, NYSERDA announced that it selected two offshore wind projects for contract negotiations representing 1,734 MW of energy by 2026. One of the conditional awards, Empire Wind 1, is expected to connect 810 MW of offshore wind electricity to the New York City electrical grid at CECONY’s Gowanus substation. In March 2024, FERC approved the interconnection agreement among Empire Offshore Wind, LLC, the NYISO, and CECONY. In May 2024, the NYSPSC approved a certificate of public convenience and necessity to allow construction of Empire Wind 1 to begin.

Energy Storage
In June 2024, the NYSPSC issued an order approving a roadmap that established an energy storage goal of up to 6,000 MW by 2030. The original proposal issued by the NYSDPS and NYSERDA included the recommendation that New York State’s utilities study the potential of energy storage to provide non-market transmission and distribution services and identify services that are cost-effective compared to traditional alternatives.

Thermal Energy Networks
In April 2024, the NYSDPS approved CECONY’s and O&R’s December 2023 Stage 1 filings (Project Scope, Feasibility, and Stakeholder Engagement) for utility-scale thermal energy network pilot projects. The NYSDPS also confirmed CECONY and O&R are authorized to incur costs of $17.1 million and $4.6 million, respectively, through the completion of Stage 2 (Pilot Project Engineering Design and Customer Protection Plan). These projected costs are within the budgets proposed by CECONY and O&R of $255 million and $46 million, respectively. The remaining proposed budget amounts are subject to approval by the NYSPSC. In May 2024, CECONY filed a petition with the NYSDPS seeking $6 million to complete Stage 2 of its utility thermal energy network pilot projects, in addition to the $17.1 million described above.

Superfund
Gowanus Canal
Certain federal agencies and the NYSDEC have previously notified potentially responsible parties (PRPs), including CECONY, of their intent to perform a natural resource damage assessment for the Gowanus Canal Superfund Site. In March 2024, CECONY received a notice that the U.S. Fish and Wildlife Service, the NYSDEC, and the National Oceanic and Atmospheric Administration (collectively, the “Trustees”) published a Draft Natural Resource Assessment Plan, indicating that the Trustees are conducting a natural resource damage assessment to determine, among other things, the appropriate amount and type of projects needed to restore, replace, or acquire the equivalent of injured natural resources at the Gowanus Canal Superfund Site. In June 2024, the EPA issued an order amending its January 2020 order and that requires six PRPs, including CECONY, to initiate remedial action work in the middle segment of the Gowanus Canal Superfund Site. The EPA estimated the cost of this work would be $369 million (although actual costs may be significantly higher) and has indicated the work would take several years to complete. CECONY is unable to estimate its exposure to liability for the Gowanus Canal Superfund Site.

Other Environmental Matters
In April 2024, a CECONY feeder in the Bronx leaked resulting in a release of approximately one thousand gallons of dielectric fluid (a non-toxic synthetic compound similar to mineral oil), a portion of which migrated to a nearby sewer system and a sheen was seen in the Bronx River. CECONY stopped the feeder leak and began the cleanup on the same day the discharge occurred. CECONY, with assistance from the NYSDEC, also placed booms in the Bronx River at various locations to collect any fluid that made it to the river through the sewer system. CECONY is addressing the remaining sheen on the river, and also voluntarily cleaned up a significant amount of debris and trash in the area of the oil sheen. In April 2024, CECONY also discovered the presence of oil in the Hudson River within the permanent containment boom surrounding Pier 98 that likely originated from an internal leak of approximately 4,400 gallons of oil at CECONY’s steam generating plant on 59th Street in Manhattan. CECONY immediately installed an additional containment boom and an absorbent boom in the Hudson River and has estimated that 72 gallons of oil was released to the river. The U.S. Coast Guard, the New York City Department of Environmental Protection, and the NYSDEC were notified and oversaw the clean-up operations. The costs associated with these matters are not expected to have a material adverse effect on CECONY’s financial condition, results of operations or liquidity. In connection with the incidents, CECONY may incur monetary sanctions from government agencies of more than $0.3 million for violations of certain provisions regulating the discharge of materials into, and for the protection of, the environment.

For additional information about the Companies’ environmental matters, see Note G to the Second Quarter Financial Statements.

Con Edison Transmission
Con Edison Transmission owns a 45.7 percent interest in New York Transco that is comprised of: a 45.7 percent interest in New York Transco's Transmission Owner Transmission Solutions (TOTS) projects; a 45.7 percent interest in New York Transco’s New York Energy Solution (NYES) project; and a 41.7 percent interest in New York Transco’s share of the Propel NY Energy project. Con Edison Transmission also owns a 71.2 percent interest in Honeoye Storage Corporation (Honeoye) and its interest in Mountain Valley Pipeline, LLC (MVP) is expected to be approximately 6.7 percent.

In June 2024, construction of the Dover Station, an additional network upgrade to support the NYES project, resumed following the reissuance of its permits. Construction is anticipated to be completed by June 2025.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at June 30, 2024, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $15 million and $13 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

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

Con Edison estimates that, as of June 30, 2024, a 10 percent decline in market prices would result in a decline in fair value of $155 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $142 million is for CECONY and $13 million is for O&R. As of June 30, 2023, Con Edison estimated that a 10 percent decline in market prices would result in a decline in fair value of $172 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $162 million is for CECONY and $10 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

The Companies’ current investment policy for pension plan assets includes investment targets of 26 to 30 percent equity securities, 42 to 60 percent debt securities and 14 to 30 percent alternatives. At June 30, 2024, the pension plan investments consisted of 27 percent equity securities, 50 percent debt securities and 23 percent alternatives.

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

Item 5: Other Information
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Item 6: Exhibits
Con Edison

Exhibit 10.1.1
Consolidated Edison, Inc. Stock Purchase Plan (As Amended and Restated Effective May 20, 2024) (Designated in Con Edison's Current Report on Form 8-K, dated May 20, 2024 (File No. 1-14514) as Exhibit 10)

Exhibit 10.1.2	Offer letter, dated June 4, 2024, to Kirkland B. Andrews (Designated in Con Edison's Current Report on Form 8-K, dated June 4, 2024 (File No. 1-14514) as Exhibit 10)
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: August 1, 2024	By	/s/ Kirkland B. Andrews
Kirkland B. Andrews Senior Vice President, Chief Financial Officer and Duly Authorized Officer