Form 10-Q
period 2024-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2024-11-07
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2024
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

As of October 31, 2024, Con Edison had outstanding 346,412,190 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., a former subsidiary of Con Edison
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSPSC	New York State Public Service Commission
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification Topic
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
GHG	Greenhouse gases
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
Dt	Dekatherm
kWh	Kilowatt-hour
MMlb	Million pounds
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
COVID-19	Coronavirus Disease 2019 and any mutations or variants thereof
Third Quarter Financial Statements	Consolidated financial statements included in the Companies' Quarterly Report on Form 10-Q for the quarterly period ended September 30 of the current year
IRA	The federal Inflation Reduction Act, as enacted on August 16, 2022
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017

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
This list of factors is not all-inclusive because it is not possible to predict all factors that could cause actual results or developments to differ from the forward-looking statements. The Companies assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars/Except Share Data)	2024	2023	2024	2023
OPERATING REVENUES
Electric	$3,669	$3,469	$8,849	$8,309
Gas	373	353	2,312	2,354
Steam	49	49	423	425
Non-utility	1	1	3	131
TOTAL OPERATING REVENUES	4,092	3,872	11,587	11,219
OPERATING EXPENSES
Purchased power	743	796	1,942	1,993
Fuel	27	34	130	241
Gas purchased for resale	67	73	402	640
Other operations and maintenance	986	933	2,841	2,678
Depreciation and amortization	550	512	1,601	1,506
Taxes, other than income taxes	857	801	2,448	2,282
TOTAL OPERATING EXPENSES	3,230	3,149	9,364	9,340
Gain (Loss) on sale of the Clean Energy Businesses	—	(1)	(30)	866
OPERATING INCOME	862	722	2,193	2,745
OTHER INCOME (DEDUCTIONS)
Investment income	17	8	46	23
Other income	157	210	476	625
Allowance for equity funds used during construction	8	7	29	20
Other deductions	(17)	(18)	(44)	(57)
TOTAL OTHER INCOME	165	207	507	611
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	1,027	929	2,700	3,356
INTEREST EXPENSE (INCOME)
Interest on long-term debt	275	234	797	719
Other interest expense	47	39	131	78
Allowance for borrowed funds used during construction	(16)	(14)	(45)	(39)
NET INTEREST EXPENSE	306	259	883	758
INCOME BEFORE INCOME TAX EXPENSE	721	670	1,817	2,598
INCOME TAX EXPENSE	133	144	307	416
NET INCOME	588	526	1,510	2,182
Loss attributable to non-controlling interest	—	—	—	(3)
NET INCOME FOR COMMON STOCK	$588	$526	$1,510	$2,185
Net income per common share—basic	$1.70	$1.53	$4.37	$6.27
Net income per common share—diluted	$1.69	$1.52	$4.35	$6.24
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	346.2	345.0	345.9	348.4
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	347.5	346.5	347.2	349.9
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2024	2023	2024	2023
NET INCOME	$588	$526	$1,510	$2,182
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	—	—	3
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	(4)	3
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	—	—	(4)	3
COMPREHENSIVE INCOME	$588	$526	$1,506	$2,188
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2024	2023
OPERATING ACTIVITIES
Net income	$1,510	$2,182
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	1,601	1,506
Deferred income taxes	448	99
Rate case amortization and accruals	174	67
Net derivative losses	—	11
Pre-tax loss (gain) on sale of the Clean Energy Businesses	30	(866)
Other non-cash items, net	(96)	(108)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	(129)	133
Materials and supplies, including fuel oil and gas in storage	(3)	53
Revenue decoupling mechanism receivable	27	(130)
Other receivables, net and other current assets	209	165
Unbilled revenue and net unbilled revenue deferrals	31	78
Prepayments	(902)	(841)
Accounts payable	(199)	(573)
Pensions and retiree benefits obligations, net	(162)	(150)
Pensions and retiree benefits contributions	(21)	(30)
Accrued taxes	(14)	(1)
Accrued interest	159	108
Superfund and environmental remediation costs	(27)	(7)
Distributions from equity investments	15	23
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(677)	(624)
Deferred credits, noncurrent liabilities and other regulatory liabilities	400	(24)
Other current liabilities	(70)	110
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,304	1,181
INVESTING ACTIVITIES
Utility construction expenditures	(3,533)	(3,097)
Cost of removal less salvage	(335)	(289)
Non-utility construction expenditures	—	(141)
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	—	3,927
Other investing activities	(21)	(48)
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(3,889)	352
FINANCING ACTIVITIES
Net payment of short-term debt	(229)	(1,160)
Issuance of long-term debt	1,525	500
Retirement of long-term debt	—	(60)
Debt issuance costs	(25)	(5)
Common stock dividends	(824)	(829)
Issuance of common shares for stock plans	45	41
Repurchase of common shares	—	(1,000)
Distribution to noncontrolling interest	—	(4)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	492	(2,517)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(1,093)	(984)
BALANCE AT BEGINNING OF PERIOD	1,195	1,530
BALANCE AT END OF PERIOD	$102	$546
LESS: CHANGE IN CASH AND RESTRICTED CASH BALANCES HELD FOR SALE	9	6
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$93	$540
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest, net of capitalized interest	$657	$624
Income taxes	$6	$360

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$496	$419
Issuance of common shares for dividend reinvestment	$37	$20
Equipment acquired but unpaid as of end of period	$6	$11

The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$93	$1,189
Accounts receivable – customers, net allowance for uncollectible accounts of $461 and $360 in 2024 and 2023, respectively	2,567	2,418
Other receivables, net allowance for uncollectible accounts of $24 and $13 in 2024 and 2023, respectively	227	444
Accrued unbilled revenue	617	722
Fuel oil, gas in storage, materials and supplies, at average cost	472	469
Prepayments	1,371	470
Regulatory assets	224	281
Revenue decoupling mechanism receivable	188	203
Fair value of derivative assets	15	52
Assets held for sale	167	163
Other current assets	139	126
TOTAL CURRENT ASSETS	6,080	6,537
INVESTMENTS	1,136	999
UTILITY PLANT, AT ORIGINAL COST
Electric	40,703	39,071
Gas	14,910	14,318
Steam	3,150	3,085
General	4,760	4,835
TOTAL	63,523	61,309
Less: Accumulated depreciation	15,166	14,157
Net	48,357	47,152
Construction work in progress	2,987	2,442
NET UTILITY PLANT	51,344	49,594
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $24 in 2024 and 2023	12	13
Construction work in progress	1	1
NET PLANT	51,357	49,608
OTHER NONCURRENT ASSETS
Goodwill	408	408
Regulatory assets	5,317	4,607
Pension and retiree benefits	3,440	3,275
Operating lease right-of-use asset	499	533
Fair value of derivative assets	21	48
Other deferred charges and noncurrent assets	387	316
TOTAL OTHER NONCURRENT ASSETS	10,072	9,187
TOTAL ASSETS	$68,645	$66,331
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$250
Notes payable	2,059	2,288
Accounts payable	1,472	1,775
Customer deposits	434	396
Accrued taxes	63	73
Accrued interest	330	170
Accrued wages	132	125
Fair value of derivative liabilities	109	193
Regulatory liabilities	143	145
System benefit charge	450	444
Operating lease liabilities	116	116
Liabilities held for sale	80	76
Other current liabilities	389	411
TOTAL CURRENT LIABILITIES	6,027	6,462
NONCURRENT LIABILITIES
Provision for injuries and damages	185	188
Pensions and retiree benefits	628	592
Superfund and other environmental costs	1,101	1,118
Asset retirement obligations	538	522
Fair value of derivative liabilities	120	121
Deferred income taxes and unamortized investment tax credits	8,793	8,069
Operating lease liabilities	430	429
Regulatory liabilities	5,037	5,328
Other deferred credits and noncurrent liabilities	450	417
TOTAL NONCURRENT LIABILITIES	17,282	16,784
LONG-TERM DEBT	23,438	21,927
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
COMMON SHAREHOLDERS' EQUITY (See Statement of Common Shareholders' Equity)	21,898	21,158
TOTAL LIABILITIES AND EQUITY	$68,645	$66,331
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	355	$37	$9,803	$11,985	23	$(1,038)	$(122)	$22	$202	$20,889
Net income (loss)				1,433					(3)	1,430
Common stock dividends ($0.81 per share)				(288)						(288)
Issuance of common shares for stock plans			15							15
Common stock repurchases	(9)		(200)		9	(808)				(1,008)
Other comprehensive income								4		4
Distributions to noncontrolling interests									(4)	(4)
Disposal of the Clean Energy Businesses									(195)	(195)
BALANCE AS OF MARCH 31, 2023	346	$37	$9,618	$13,130	32	$(1,846)	$(122)	$26	$—	$20,843
Net income				226						226
Common stock dividends ($0.81 per share)				(281)						(281)
Issuance of common shares for stock plans			20							20
Common stock repurchases	(2)		169		2	(171)				(2)
Other comprehensive loss								(1)		(1)
BALANCE AS OF JUNE 30, 2023	344	$37	$9,807	$13,075	34	$(2,017)	$(122)	$25	$—	$20,805
Net income				526						526
Common stock dividends ($0.81 per share)				(280)						(280)
Issuance of common shares for stock plans	1		27							27
BALANCE AS OF SEPTEMBER 30, 2023	345	$37	$9,834	$13,321	34	$(2,017)	$(122)	$25	$—	$21,078

BALANCE AS OF DECEMBER 31, 2023	345	$37	$9,861	$13,377	34	$(2,017)	$(122)	$22	$—	$21,158
Net income				720						720
Common stock dividends ($0.83 per share)				(287)						(287)
Issuance of common shares for stock plans	1	1	27							28
Other comprehensive loss								(4)		(4)
BALANCE AS OF MARCH 31, 2024	346	$38	$9,888	$13,810	34	$(2,017)	$(122)	$18	$—	$21,615
Net income				202						202
Common stock dividends ($0.83 per share)				(287)						(287)
Issuance of common shares for stock plans			30							30
BALANCE AS OF JUNE 30, 2024	346	$38	$9,918	$13,725	34	$(2,017)	$(122)	$18	$—	$21,560
Net income				588						588
Common stock dividends ($0.83 per share)				(287)						(287)
Issuance of common shares for stock plans			26							26
Stock awards			11							11
BALANCE AS OF SEPTEMBER 30, 2024	346	$38	$9,955	$14,026	34	$(2,017)	$(122)	$18	$—	$21,898
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2024	2023	2024	2023
OPERATING REVENUES
Electric	$3,376	$3,223	$8,188	$7,722
Gas	337	318	2,119	2,140
Steam	49	49	423	425
TOTAL OPERATING REVENUES	3,762	3,590	10,730	10,287
OPERATING EXPENSES
Purchased power	642	719	1,718	1,802
Fuel	27	34	130	241
Gas purchased for resale	59	62	352	518
Other operations and maintenance	880	834	2,539	2,341
Depreciation and amortization	520	485	1,512	1,428
Taxes, other than income taxes	831	777	2,372	2,207
TOTAL OPERATING EXPENSES	2,959	2,911	8,623	8,537
OPERATING INCOME	803	679	2,107	1,750
OTHER INCOME (DEDUCTIONS)
Investment and other income	149	191	452	566
Allowance for equity funds used during construction	7	6	25	17
Other deductions	(18)	(13)	(41)	(33)
TOTAL OTHER INCOME	138	184	436	550
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	941	863	2,543	2,300
INTEREST EXPENSE (INCOME)
Interest on long-term debt	262	220	757	656
Other interest expense	38	32	108	75
Allowance for borrowed funds used during construction	(15)	(13)	(40)	(36)
NET INTEREST EXPENSE	285	239	825	695
INCOME BEFORE INCOME TAX EXPENSE	656	624	1,718	1,605
INCOME TAX EXPENSE	119	109	301	297
NET INCOME	$537	$515	$1,417	$1,308

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2024	2023	2024	2023
NET INCOME	$537	$515	$1,417	$1,308
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	—	(1)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	—	—	(1)
COMPREHENSIVE INCOME	$537	$515	$1,417	$1,307
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2024	2023
OPERATING ACTIVITIES
Net income	$1,417	$1,308
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	1,512	1,428
Deferred income taxes	553	674
Rate case amortization and accruals	156	52
Other non-cash items, net	(45)	(95)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	(126)	140
Materials and supplies, including fuel oil and gas in storage	1	36
Revenue decoupling mechanism receivable	26	(128)
Other receivables, net and other current assets	146	(95)
Unbilled revenue and net unbilled revenue deferrals	37	77
Accounts receivable to affiliated companies	(335)	(400)
Prepayments	(714)	(699)
Accounts payable	(206)	(408)
Accounts payable from affiliated companies	2	7
Pensions and retiree benefits obligations, net	(173)	(149)
Pensions and retiree benefits contributions	(21)	(28)
Superfund and environmental remediation costs	(27)	(8)
Accrued taxes	(7)	(42)
Accrued taxes to affiliated companies	—	(89)
Accrued interest	156	128
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(562)	(610)
Deferred credits, noncurrent liabilities and other regulatory liabilities	363	(7)
Other current liabilities	(66)	129
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,087	1,221
INVESTING ACTIVITIES
Utility construction expenditures	(3,312)	(2,894)
Cost of removal less salvage	(330)	(284)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,642)	(3,178)
FINANCING ACTIVITIES
Net payment of short-term debt	(227)	(502)
Issuance of long-term debt	1,400	500
Debt issuance costs	(24)	(5)
Capital contribution by Con Edison	105	1,720
Dividend to Con Edison	(804)	(792)
NET CASH FLOWS FROM FINANCING ACTIVITIES	450	921
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(1,105)	(1,036)
BALANCE AT BEGINNING OF PERIOD	1,138	1,056
BALANCE AT END OF PERIOD	$33	$20
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest, net of capitalized interest	$607	$538
Income taxes	$64	$90
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Construction expenditures in accounts payable	$469	$399
Equipment acquired but unpaid as of end of period	$6	$11
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$33	$1,138
Accounts receivable – customers, net allowance for uncollectible accounts of $448 and $353 in 2024 and 2023, respectively	2,456	2,330
Other receivables, net allowance for uncollectible accounts of $21 and $9 in 2024 and 2023, respectively	208	332
Accrued unbilled revenue	565	678
Accounts receivable from affiliated companies	481	146
Fuel oil, gas in storage, materials and supplies, at average cost	421	422
Prepayments	1,043	329
Regulatory assets	193	254
Revenue decoupling mechanism receivable	164	190
Fair value of derivative assets	13	49
Other current assets	127	113
TOTAL CURRENT ASSETS	5,704	5,981
INVESTMENTS	692	608
UTILITY PLANT, AT ORIGINAL COST
Electric	38,340	36,808
Gas	13,762	13,226
Steam	3,150	3,085
General	4,431	4,530
TOTAL	59,683	57,649
Less: Accumulated depreciation	14,116	13,171
Net	45,567	44,478
Construction work in progress	2,688	2,168
NET UTILITY PLANT	48,255	46,646
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2024 and 2023	2	2
NET PLANT	48,257	46,648
OTHER NONCURRENT ASSETS
Regulatory assets	4,971	4,314
Operating lease right-of-use asset	499	532
Pension and retiree benefits	3,370	3,184
Fair value of derivative assets	20	49
Other deferred charges and noncurrent assets	336	284
TOTAL OTHER NONCURRENT ASSETS	9,196	8,363
TOTAL ASSETS	$63,849	$61,600
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$250
Notes payable	1,676	1,903
Accounts payable	1,328	1,629
Accounts payable to affiliated companies	18	16
Customer deposits	419	378
Accrued taxes	48	55
Accrued taxes to affiliated companies	1	1
Accrued interest	315	159
Accrued wages	120	114
Fair value of derivative liabilities	95	179
Regulatory liabilities	71	107
System benefit charge	409	406
Operating lease liabilities	116	116
Other current liabilities	352	381
TOTAL CURRENT LIABILITIES	5,218	5,694
NONCURRENT LIABILITIES
Provision for injuries and damages	179	185
Pensions and retiree benefits	579	542
Superfund and other environmental costs	1,009	1,026
Asset retirement obligations	535	520
Fair value of derivative liabilities	106	108
Deferred income taxes and unamortized investment tax credits	8,798	7,984
Operating lease liabilities	430	429
Regulatory liabilities	4,561	4,818
Other deferred credits and noncurrent liabilities	365	338
TOTAL NONCURRENT LIABILITIES	16,562	15,950
LONG-TERM DEBT	22,196	20,810
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	19,873	19,146
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$63,849	$61,600
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
(In Millions)/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	235	$589	$7,419	$9,890	$(962)	$(62)	$4	$16,878
Net income				604				604
Common stock dividend to Con Edison				(264)				(264)
Capital contribution by Con Edison			1,675					1,675
Other comprehensive loss							(1)	(1)
BALANCE AS OF MARCH 31, 2023	235	$589	$9,094	$10,230	$(962)	$(62)	$3	$18,892
Net income				189				189
Common stock dividend to Con Edison				(264)				(264)
Capital contribution by Con Edison			26					26
BALANCE AS OF JUNE 30, 2023	235	$589	$9,120	$10,155	$(962)	$(62)	$3	$18,843
Net income				515				515
Common stock dividend to Con Edison				(264)				(264)
Capital contribution by Con Edison			19					19
BALANCE AS OF SEPTEMBER 30, 2023	235	$589	$9,139	$10,406	$(962)	$(62)	$3	$19,113

BALANCE AS OF DECEMBER 31, 2023	235	$589	$9,139	$10,440	$(962)	$(62)	$2	$19,146
Net income				694				694
Common stock dividend to Con Edison				(268)				(268)
Capital contribution by Con Edison			25					25
BALANCE AS OF MARCH 31, 2024	235	$589	$9,164	$10,866	$(962)	$(62)	$2	$19,597
Net income				186				186
Common stock dividend to Con Edison				(268)				(268)
Capital contribution by Con Edison			55					55
BALANCE AS OF JUNE 30, 2024	235	$589	$9,219	$10,784	$(962)	$(62)	$2	$19,570
Net income				537				537
Common stock dividend to Con Edison				(268)				(268)
Capital contribution by Con Edison			25					25
Stock awards			9					9
BALANCE AS OF SEPTEMBER 30, 2024	235	$589	$9,253	$11,053	$(962)	$(62)	$2	$19,873

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General
These combined notes accompany and form an integral part of the separate interim consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, that are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Orange and Rockland Utilities, Inc. (O&R), Con Edison Transmission, Inc. (together with its subsidiaries, Con Edison Transmission) and its former subsidiary, Con Edison Clean Energy Businesses, Inc. (together with its subsidiaries, the Clean Energy Businesses), in Con Edison’s consolidated financial statements. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S. The term “Utilities” is used in these notes to refer to CECONY and O&R.
As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information contained in these combined notes relating to Con Edison or the subsidiaries of Con Edison other than itself.
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2023, and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024.

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

Investment in Mountain Valley Pipeline, LLC (MVP)
In June 2024, the Mountain Valley Pipeline, a 303-mile gas transmission pipeline in West Virginia and Virginia, entered service. The project operator is continuing restoration of the right of way and estimates a total project cost of approximately $8,100 million (excluding allowance for funds used during construction (AFUDC)). Con Edison Transmission's interest in MVP, the company that developed the project, is expected to be approximately 6.6 percent. At September 30, 2024, the carrying value of Con Edison Transmission's investment in MVP was $165 million, and its cash contributions to the joint venture amounted to $530 million. Con Edison records its pro rata share of earnings from its equity investment in MVP, adjusted for accretion of the basis difference and income taxes, on its consolidated income statement. Con Edison's pro rata share of earnings from its equity investment in MVP, adjusted for accretion of the basis difference, was $8 million ($6 million after-tax) and $21 million ($15 million after-tax) for the three and nine months ended September 30, 2024, respectively.

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

For the three and nine months ended September 30, 2024 and 2023, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2024	2023	2024	2023
Net income for common stock	$588	$526	$1,510	$2,185
Weighted average common shares outstanding – basic	346.2	345.0	345.9	348.4
Add: Incremental shares attributable to effect of potentially dilutive securities	1.3	1.5	1.3	1.5
Adjusted weighted average common shares outstanding – diluted	347.5	346.5	347.2	349.9
Net Income per common share – basic	$1.70	$1.53	$4.37	$6.27
Net Income per common share – diluted	$1.69	$1.52	$4.35	$6.24

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At September 30, 2024 and 2023, cash, temporary cash investments and restricted cash for Con Edison were as follows; CECONY did not have material restricted cash balances as of September 30, 2024 and 2023:

	At September 30,
	Con Edison
(Millions of Dollars)	2024	2023
Cash and temporary cash investments	$93	$539
Restricted cash (a)	9	6
Total cash, temporary cash investments and restricted cash	$102	$545
(a)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R. Con Edison retained one deferred project, Broken Bow II, a 75MW nameplate capacity wind power project located in Nebraska. Con Edison's restricted cash for the 2023 and 2024 periods primarily include restricted cash of Broken Bow II that continued to be classified as held for sale as of September 30, 2024. See Note S.

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

As described further in Note R, on October 1, 2022, Con Edison's management received authority to commit to a plan to sell the Clean Energy Businesses and entered into a purchase and sale agreement. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses with the exception of two tax equity interests in three projects and one deferred project, Broken Bow II. Broken Bow II continued to be classified as held for sale as of September 30, 2024. See Note S.

Note B – Regulatory Matters
Rate Plans

O&R New York – Electric
In April 2024, O&R filed an update to its January 2024 request to the New York State Public Service Commission (NYSPSC) for an electric rate increase effective January 1, 2025. The company decreased its requested January 2024 rate increase by $7.5 million to $10.7 million. For purposes of illustration, the filing calculated rate increases of $34.8 million and $55 million effective January 2026 and 2027, respectively, based upon the proposed return on common equity of 10.25 percent and a common equity ratio of 50 percent. In May 2024, the New York State Department of Public Service (NYSDPS) submitted testimony in the NYSPSC proceeding in which O&R requested an electric rate increase, effective January 1, 2025. The NYSDPS testimony supports an electric rate decrease of $27.6 million, reflecting, among other things, a 9.50 percent return on common equity and a common equity ratio of 48 percent.

O&R New York – Gas
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

Other Regulatory Matters
In January 2023, CECONY initiated a review of welds on certain gas and steam mains following the company’s discovery of a leak from a gas main weld in Queens, New York. During the course of its review thus far, CECONY discovered a limited number of other non-conforming gas and steam main welds. New York regulations require utilities to perform and record weld films for certain gas and steam main welds. Upon reviewing these films, CECONY determined that in some instances third-party contractors engaged in misconduct by substituting duplicate weld films for different welds, while another third-party contractor had created poor quality weld films. CECONY voluntarily disclosed its initial review and findings to the NYSDPS which, in turn, initiated its own investigation. CECONY also reported the contractors’ misconduct to law enforcement. Given the nature of the non-conforming welds identified, CECONY does not anticipate significant impact to the operation of its gas and steam mains. CECONY continues to investigate this matter, is remediating and monitoring the known non-conforming welds and is cooperating with the NYSDPS on its investigation of this matter. CECONY is unable to estimate the amount or range of its possible loss, if any, related to this matter. At September 30, 2024, CECONY had not accrued a liability related to this matter.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets ($1,066 million and $14 million for CECONY and O&R, respectively, as of September 30, 2024 and $1,113 million and $18 million for CECONY and O&R, respectively, as of December 31, 2023) which are not earning a return. While the Utilities have properly calculated and paid their federal income taxes and there is no uncertain tax position related to this matter, this understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past relative to what it should have been. The Utilities’ rate plans have reflected the correct amount of federal income taxes recoverable from customers, including a proportionate recovery of the regulatory asset, beginning with O&R’s rate plans effective November 2015, CECONY’s electric and gas rate plans effective January 2017, and CECONY’s steam plan effective November 2023. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) confirming that the Utilities’ inadvertent understatement of prior years’ income tax expense constitutes a normalization violation that can be cured through an increase in future years’ revenue requirements until such time as the regulatory asset is fully recovered in rates, and not through a write-down of all or a portion of the Utilities’ regulatory asset. Under Accounting Standards Codification Topic (ASC) 740, the Utilities recorded an unfunded deferred federal income tax liability (with a gross-up amount) and a corresponding regulatory asset. The income tax regulatory assets are netted against the related regulatory liability for future income tax and are shown in the line “Future income tax” in the following table of Regulatory Assets and Liabilities and on the Companies’ consolidated balance sheets in the line “Regulatory liabilities.” Management’s assessment is that the income tax regulatory assets as of September 30, 2024 are probable of collection through future rates. The IRS provides safe harbor relief for inadvertent normalization violations through the jurisdictional rate setting process of including in rates adequate revenue to fully recover the deferred tax balance. However, the Utilities would record a liability or impair a portion of the regulatory assets associated with this understatement if the NYSPSC were to issue an order that required the Utilities to write off all or a portion of their existing regulatory asset. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At September 30, 2024, the Utilities had not accrued a liability related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at September 30, 2024 and December 31, 2023 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Regulatory assets
System peak reduction and energy efficiency programs	$1,204	$1,095	$1,172	$1,075
Environmental remediation costs	1,093	1,105	1,010	1,022
COVID - 19 pandemic deferrals	888	789	875	782
Revenue taxes	525	476	503	455
Legacy meters (a)	420	17	405	—
Property tax reconciliation	176	169	176	169
Deferred storm costs	169	206	67	115
Deferred derivative losses - long term	154	163	138	148
Electric vehicle make ready	115	73	105	68
MTA power reliability deferral	38	61	38	61
Gas service line deferred costs	23	43	23	43
Unrecognized pension and other postretirement costs (b)	10	—	10	—
Pension and other postretirement benefits deferrals	5	48	5	39
Other	497	362	444	337
Regulatory assets – noncurrent	5,317	4,607	4,971	4,314
Deferred derivative losses - short term	165	269	151	253
Recoverable energy costs	59	12	42	1
Regulatory assets – current	224	281	193	254
Total Regulatory Assets	$5,541	$4,888	$5,164	$4,568
Regulatory liabilities
Allowance for cost of removal less salvage	$1,470	$1,456	$1,269	$1,266
Future income tax*	1,324	1,535	1,209	1,404
Unrecognized pension and other postretirement costs (b)	787	943	739	867
Pension and other postretirement benefit deferrals	370	284	312	233
Net unbilled revenue deferrals	260	278	260	278
Late payment charge deferral	227	167	221	161
System benefit charge carrying charge	111	92	106	88
Net proceeds from sale of property	31	48	30	47
Deferred derivative gains - long term	19	49	19	49
Settlement of prudence proceeding	10	11	10	11
Other	428	465	386	414
Regulatory liabilities – noncurrent	5,037	5,328	4,561	4,818
Refundable energy costs	81	71	43	36
Revenue decoupling mechanism	33	—	—	—
Deferred derivative gains - short term	29	74	28	71
Regulatory liabilities – current	143	145	71	107
Total Regulatory Liabilities	$5,180	$5,473	$4,632	$4,925
* See "Other Regulatory Matters," above.
(a) Pursuant to their rate plans, CECONY and O&R are recovering the costs of legacy meters over a 15-year period beginning January 1, 2024 and a 12-year period beginning January 1, 2022, respectively.
(b) Unrecognized pension and other postretirement costs represent the deferrals associated with the accounting rules for retirement benefits.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the nine months ended September 30, 2024 and the year ended December 31, 2023 was 5.95 percent and 5.20 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($3,095 million and $2,541 million for Con Edison, and $2,873 million and $2,359 million for CECONY at September 30, 2024 and December 31, 2023, respectively). Regulatory assets of RECO for which a cash outflow has been made ($24 million at September 30, 2024 and December 31, 2023) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At September 30, 2024 and December 31, 2023, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Environmental remediation costs	$1,093	$1,105	$1,009	$1,022
Revenue taxes	558	490	535	470
COVID-19 deferral for uncollectible accounts receivable	391	291	384	288
Deferred derivative losses - current	165	269	152	253
Deferred derivative losses - long term	154	163	138	148
Unrecognized pension and other postretirement costs	10	—	10	—
Other	75	29	63	28
Total	$2,446	$2,347	$2,291	$2,209
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
The Utilities recover unrecognized pension and other postretirement costs over 10 years, and the portion of investment gains or losses are recognized in expense over 15 years, pursuant to NYSPSC policy.
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

In September 2024, O&R issued $125 million aggregate principal amount of 5.41 percent debentures, due 2054.

In October 2024, all of the $224.6 million of Series 2010A tax-exempt bonds issued for the benefit of CECONY, bearing interest at a weekly rate, were called for redemption in November 2024.

The carrying amounts and fair values of long-term debt at September 30, 2024 and December 31, 2023 were:

(Millions of Dollars)	2024		2023
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison (b)	$23,688	$22,535	$22,177	$20,525
CECONY	$22,446	$21,371	$21,060	$19,517
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $237 million and $229 million for Con Edison and CECONY, respectively, as of September 30, 2024 and $222 million and $215 million for Con Edison and CECONY, respectively, as of December 31, 2023.
(b)Amounts shown exclude the debt of Broken Bow II, a deferred project that was classified as held for sale as of December 31, 2023. The carrying value and fair value of Broken Bow II's long-term debt, including the current portion, as of September 30, 2024 was $61 million and $58 million, respectively. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at September 30, 2024 are classified as Level 2 liabilities. See Note O.

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

The banks’ commitments under the CECONY Credit Agreement are subject to certain conditions, including that there be no event of default under the CECONY Credit Agreement. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by CECONY under the CECONY Credit Agreement, the banks may terminate their commitments and declare any amounts owed by CECONY immediately due and payable. Events of default include, among others, CECONY exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1; CECONY having liens on its assets in an aggregate amount exceeding 10 percent of its consolidated net tangible assets, subject to certain exceptions; CECONY or any of its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Interest and fees charged reflect CECONY's credit rating.

At September 30, 2024, Con Edison had $2,059 million of commercial paper outstanding of which $1,676 million was outstanding under CECONY’s program. The weighted average interest rate at September 30, 2024 was 5.1 percent for both Con Edison and CECONY. At December 31, 2023, Con Edison had $2,288 million of commercial paper outstanding of which $1,903 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2023 was 5.6 percent for both Con Edison and CECONY.

At September 30, 2024 and December 31, 2023, no loans or letters of credit were outstanding under the Companies’ $2,500 million 2023 Credit Agreement (Credit Agreement) and no loans were outstanding under the CECONY Credit Agreement. The Companies were in compliance with their significant debt covenants at September 30, 2024. In March 2024, the termination date of the Credit Agreement was extended from March 2028 to March 2029. In March 2024, the Companies also entered into a First Amendment to the Credit Agreement that, among other things, amended the mechanics relating to determining the interest rate to be paid with respect to a “term SOFR loan.”

Note E – Pension Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic benefit credit for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Service cost – including administrative expenses	$44	$40	$42	$38
Interest cost on projected benefit obligation	160	162	151	153
Expected return on plan assets	(282)	(279)	(269)	(265)
Recognition of net actuarial gain	(1)	(58)	(2)	(55)
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT CREDIT	$(83)	$(139)	$(83)	$(134)
Cost capitalized	(22)	(19)	(21)	(18)
Reconciliation to rate level	12	72	10	66
Total credit recognized	$(93)	$(86)	$(94)	$(86)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Service cost – including administrative expenses	$133	$122	$126	$113
Interest cost on projected benefit obligation	481	486	453	458
Expected return on plan assets	(846)	(837)	(807)	(795)
Recognition of net actuarial gain	(4)	(174)	(5)	(164)
Recognition of prior service credit	(13)	(12)	(15)	(15)
TOTAL PERIODIC BENEFIT CREDIT	$(249)	$(415)	$(248)	$(403)
Cost capitalized	(68)	(61)	(65)	(58)
Reconciliation to rate level	39	218	31	202
Total credit recognized	$(278)	$(258)	$(282)	$(259)

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

Expected Contributions
Based on estimates as of September 30, 2024, the Companies expect to make contributions to the pension plans during 2024 of $25 million (of which $22 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental pension plans. No funding is anticipated for the qualified plan during 2024, and during the first nine months of 2024, the Companies contributed $15 million to the non-qualified supplemental pension plans, $13 million of which was contributed by CECONY. CECONY also contributed $12 million to the external trust for its non-qualified supplemental pension plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic other postretirement benefit credit for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Service cost - including administrative expenses	$3	$4	$3	$3
Interest cost on projected other postretirement benefit obligation	12	14	10	12
Expected return on plan assets	(17)	(18)	(14)	(14)
Recognition of net actuarial gain	(5)	(4)	(4)	(2)
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(7)	$(4)	$(5)	$(1)
Cost capitalized	(2)	(2)	(1)	(2)
Reconciliation to rate level	4	1	3	—
Total credit recognized	$(5)	$(5)	$(3)	$(3)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Service cost - including administrative expenses	$9	$11	$8	$9
Interest cost on projected other postretirement benefit obligation	35	43	30	37
Expected return on plan assets	(51)	(53)	(41)	(42)
Recognition of net actuarial gain	(14)	(12)	(11)	(6)
Recognition of prior service credit	(1)	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(22)	$(12)	$(14)	$(2)
Cost capitalized	(4)	(5)	(4)	(4)
Reconciliation to rate level	12	2	10	(2)
Total credit recognized	$(14)	$(15)	$(8)	$(8)

For information about the presentation of the components of other postretirement benefit credit, see Note E.

Contributions
As of September 30, 2024, the Companies contributed $7 million (all of which was made by CECONY) to the other postretirement benefit plans in 2024. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2024 and December 31, 2023 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Accrued Liabilities:
Manufactured gas plant sites	$996	$1,016	$904	$924
Other Superfund Sites	105	102	105	102
Total	$1,101	$1,118	$1,009	$1,026
Regulatory assets	$1,093	$1,105	$1,010	$1,022

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
Environmental investigation and remediation costs incurred related to Superfund Sites for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Remediation costs incurred	$12	$1	$12	$1

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Remediation costs incurred	$27	$8	$27	$8

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and nine months ended September 30, 2024 and 2023.

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

Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At September 30, 2024, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought through 2035 as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have applied, and may continue to apply, different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at September 30, 2024 and December 31, 2023 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	$8	$8	$7	$7
Accrued liability – workers’ compensation	$55	$56	$53	$54
Regulatory liabilities – workers’ compensation	$18	$17	$18	$17

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, and such estimated liability and receivable did not change as of September 30, 2024.

Other Contingencies
For additional contingencies, see "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, Con Edison provided guarantees to third parties on behalf of the Clean Energy Businesses, all of which were transferred to the buyer of the Clean Energy Businesses, RWE Aktiengesellschaft (RWE). Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $175 million at December 31, 2023, and there were no guarantees related to the Clean Energy Businesses at September 30, 2024.
A summary, by type and term, of Con Edison's total guarantees under these agreements at September 30, 2024 is as follows:

Guarantee Type	0 – 3 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$54	$—	$54
Broken Bow II	—	9	9
Total	$54	$9	$63
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
Broken Bow II — Con Edison has guaranteed obligations on behalf of Broken Bow II associated with its investment in a wind energy facility. Broken Bow II is held for sale as of September 30, 2024. See Note S.

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Operating lease cost	$17	$17	$17	$17
Operating lease cash flows	$6	$6	$6	$6

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023(a)	2024	2023
Operating lease cost	$50	$53	$49	$49
Operating lease cash flows	$15	$17	$14	$14
(a) Amounts for Con Edison include amounts for the Clean Energy Businesses through February 2023. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S.

At September 30, 2024, CECONY had two operating lease agreements for battery storage facilities that had not yet commenced operation. Both leases have a lease term of 15 years, and are expected to commence operation within two and three years, respectively. For the three and nine months ended September 30, 2024 and 2023, there were no material right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY, nor any material lease terminations.

Note J – Income Tax
Con Edison’s income tax expense was $133 million and $144 million for the three months ended September 30, 2024 and September 30, 2023, respectively. The decrease in income tax expense is primarily due to non-recurring state income taxes in 2023 from the sale of all of the stock of the Clean Energy Businesses.

CECONY’s income tax expense was $119 million and $109 million for the three months ended September 30, 2024 and September 30, 2023, respectively. The increase in income tax expense is primarily due to higher income before income tax expense.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended September 30, 2024 and 2023 is as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(% of Pre-tax income)	2024	2023	2024	2023
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income taxes	5	8	5	5
Amortization of excess deferred federal income taxes	(7)	(6)	(7)	(7)
Cost of removal	1	1	1	1
Allowance for uncollectible accounts, net of COVID-19 assistance	(1)	(2)	(1)	(2)
Changes in state apportionments, net of federal income taxes	—	1	—	—
Other	—	(2)	(1)	(1)
Effective tax rate	19%	21%	18%	17%

Con Edison’s income tax expense was $307 million and $416 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The decrease in income tax expense is primarily due to lower income before income tax expense, offset in part by the absence of a tax benefit from the recognition of deferred unamortized investment tax credits, both related to the sale of the Clean Energy Businesses in 2023.

CECONY’s income tax expense was $301 million and $297 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The increase in income tax expense is primarily due to higher income before income tax expense, offset in part by higher amortization of excess deferred federal income taxes.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the nine months ended September 30, 2024 and 2023 is as follows:

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(% of Pre-tax income)	2024	2023	2024	2023
STATUTORY TAX RATE
Federal	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income tax, net of federal income taxes	5	5	5	5
Cost of removal	2	1	2	2
Other plant-related items	(1)	—	—	(1)
Renewable energy credits	(1)	(1)	—	—
Amortization of excess deferred federal income taxes	(8)	(5)	(9)	(8)
Other	(1)	—	(1)	—
Impacts from the sale of the Clean Energy Businesses:
Changes in state apportionments, net of federal income taxes	—	(1)	—	—
Deferred unamortized ITC recognized on sale of subsidiary	—	(4)	—	—
Effective tax rate	17%	16%	18%	19%

In April 2023, the IRS released Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether certain expenditures to maintain, repair, replace, or improve natural gas transmission and distribution property must be capitalized as improvements by the taxpayer or deducted for federal income tax purposes in the current tax year. This revenue procedure also provides procedures for taxpayers to obtain automatic consent to change their method of accounting to the safe harbor method of accounting. Con Edison adopted the safe harbor rules on its 2023 federal and state returns and recorded a reduction in its current tax payable and an increase in accumulated deferred tax liabilities of $457 million, $418 million of which is for CECONY and $39 million of which is for O&R, to reflect the cumulative impact of this change in accounting method for the Utilities.

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

Beginning in 2024, based on the existing statute, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. The Companies accrued a CAMT liability of $73 million, $64 million of which is for CECONY, before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward, for the nine months ended September 30, 2024. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

Uncertain Tax Positions
At September 30, 2024, the estimated liability for uncertain tax positions for Con Edison was $13 million, $9 million of which is for CECONY). For the nine months ended September 30, 2024, Con Edison recognized $2 million, all of which is for CECONY, of income tax expense related to current year positions. Con Edison reasonably expects to resolve within the next twelve months approximately $3 million (the entire amount attributable to CECONY) of various federal uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce their effective tax rate. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $13 million ($12 million, net of federal income taxes) with $9 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the nine months ended September 30, 2024 and 2023, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At September 30, 2024 and December 31, 2023, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

In February 2024, New York State completed its examination of the Companies' New York State income and franchise tax returns for tax years 2015 through 2021 with no changes. The Companies' return for tax year 2022 remains open under the statute of limitations.

Note K – Revenue Recognition
The following table presents, for the three and nine months ended September 30, 2024 and 2023, revenue from contracts with customers as defined in ASC 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended September 30, 2024			For the Three Months Ended September 30, 2023
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$3,493	($117)	3,376	$3,195	$28	$3,223
Gas	364	(27)	337	338	(20)	318
Steam	52	(3)	49	46	3	49
Total CECONY	$3,909	$(147)	$3,762	$3,579	$11	$3,590
O&R
Electric	309	(16)	293	$242	$4	$246
Gas	6	30	36	31	4	35
Total O&R	$315	$14	$329	$273	$8	$281
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	—	—	—	—	—
Total Con Edison	$4,225	$(133)	$4,092	$3,853	$19	$3,872
(a)    For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans.
(b)    Other includes the parent company, Con Edison's tax equity investments, the deferred project held for sale and consolidation adjustments. See Note S.

	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$8,300	$(112)	$8,188	$7,449	$273	$7,722
Gas	2,177	(58)	2,119	2,117	23	2,140
Steam	436	(13)	423	414	11	425
Total CECONY	$10,913	$(183)	$10,730	$9,980	$307	$10,287
O&R
Electric	$688	(26)	$662	$574	$14	$588
Gas	173	20	193	211	4	215
Total O&R	$861	$(6)	$855	$785	$18	$803
Clean Energy Businesses (c)
Renewables	$—	$—	$—	$68	$—	$68
Energy services	—	—	—	7	—	7
Develop/Transfer Projects	—	—	—	7	—	7
Other	—	—	—	—	47	47
Total Clean Energy Businesses	$—	$—	$—	$82	$47	$129
Con Edison Transmission	3	—	3	3	—	3
Other (b)	—	(1)	(1)	—	(3)	(3)
Total Con Edison	$11,777	$(190)	$11,587	$10,850	$369	$11,219
(a)    For the Utilities, this includes primarily revenue or negative revenue adjustments from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans. For the Clean Energy Businesses, this included revenue from wholesale services. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S.
(b)    Other includes the parent company, Con Edison's tax equity investments, the deferred project held for sale and consolidation adjustments. See Note S.
(c)    On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S.

Use of the Percentage-of-Completion Method
Sales and profits on each percentage-of-completion contract at the Clean Energy Businesses were recorded each month based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative revenues recognized in prior periods (the ‘‘cost-to-cost’’ method). The impact of revisions of contract estimates, which may have resulted from contract modifications, performance or other reasons, were recognized on a cumulative catch-up basis in the period in which the revisions were made. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R.

	2024		2023
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)	Unbilled contract revenue (a)		Unearned revenue (b)
Beginning balance as of January 1,	$4	$—	$80		$3
Additions (c)	—	—	2		—
Subtractions (c)	—	—	78		3	(d)
Ending balance as of September 30,	$4	$—	$4	(e)	$—
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
(e)Following the sale of all of the stock of the Clean Energy Businesses, Con Edison received substantially all contract revenue, net of certain costs incurred, for a battery storage project located in Imperial County, California. See Note R.

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
The “Other receivables” balance generally reflects costs billed by the Utilities for goods and services provided to external parties, such as accommodation work for private parties and certain governmental entities, real estate rental and pole attachments.
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
Starting in 2020, the economic impact of the COVID-19 pandemic was also considered in forward-looking projections related to write-off and recovery rates and resulted in increases to the allowance for uncollectible accounts. The increases to the allowance for customer uncollectible accounts for Con Edison and CECONY were $27 million and $29 million, respectively, for the three months ended September 30, 2024 and $101 million and $95 million, respectively, for the nine months ended September 30, 2024. The increases (decreases) to the allowance for customer uncollectible accounts for Con Edison and CECONY were $1 million and $3 million, respectively, for the three months ended September 30, 2023 and were $(46) million and $(45) million, respectively, for the nine months ended September 30, 2023 primarily resulting from credits issued pursuant to New York State COVID-19 arrears assistance programs.

Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the consolidated balance sheets.
The table below presents a rollforward by major portfolio segment type for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023
Allowance for credit losses
Beginning Balance at July 1,	$434	$275	$25	$28	$419	$266	$21	$24
Recoveries	—	3	—	—	—	3	—	—
Write-offs	(65)	(43)	—	(4)	(63)	(41)	—	(3)
Reserve adjustments	92	41	(1)	7	92	41	—	6
Ending Balance September 30,	$461	$276	$24	$31	$448	$269	$21	$27

	For the Nine Months Ended September 30, 2024
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023
Allowance for credit losses
Beginning Balance at January 1,	$360	$322	$13	$10	$353	$314	$9	$7
Recoveries	17	11	—	—	13	10	—	—
Write-offs	(160)	(135)	—	(5)	(152)	(130)	—	(3)
Reserve adjustments	244	78	11	26	234	75	12	23
Ending Balance September 30,	$461	$276	$24	$31	$448	$269	$21	$27

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income (loss)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023
CECONY
Electric	$3,376	$3,223	$5	$4	$376	$352	$998	$867
Gas	337	318	2	2	117	108	(112)	(108)
Steam	49	49	19	19	27	25	(83)	(80)
Consolidation adjustments	—	—	(26)	(25)	—	—	—	—
Total CECONY	$3,762	$3,590	$—	$—	$520	$485	$803	$679
O&R
Electric	293	246	—	—	21	19	72	59
Gas	36	35	—	—	9	7	(9)	(11)
Total O&R	$329	$281	$—	$—	$30	$26	$63	$48
Con Edison Transmission	1	1	—	—	—	1	(1)	(2)
Other (a)	—	—	—	—	—	—	(3)	(3)
Total Con Edison	$4,092	$3,872	$—	$—	$550	$512	$862	$722
(a)    Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note S.

	For the Nine Months Ended September 30,
	Operating revenues		Inter-segment revenues		Depreciation and amortization		Operating income/(loss)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023
CECONY
Electric	$8,188	$7,722	$15	$14	$1,090	$1,035	$1,511	$1,292
Gas	2,119	2,140	7	6	343	319	588	533
Steam	423	425	56	55	79	74	8	(75)
Consolidation adjustments	—	—	(78)	(75)	—	—	—	—
Total CECONY	$10,730	$10,287	$—	$—	$1,512	$1,428	$2,107	$1,750
O&R
Electric	662	588	—	—	61	56	97	73
Gas	193	215	—	—	26	22	30	27
Total O&R	$855	$803	$—	$—	$87	$78	$127	$100
Clean Energy Businesses (a)	—	129	—	—	—	—	—	37
Con Edison Transmission	3	3	—	—	1	1	(6)	(6)
Other (b)	(1)	(3)	—	—	1	(1)	(35)	864
Total Con Edison	$11,587	$11,219	$—	$—	$1,601	$1,506	$2,193	$2,745
(a)    On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. As a result of this sale, the Clean Energy Businesses are no longer a principal segment. See Note R and Note S.
(b)    Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note S.

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

The fair values of the Companies’ derivatives including the offsetting of assets and liabilities on the consolidated balance sheet at September 30, 2024 and December 31, 2023 were:

(Millions of Dollars)	2024				2023
Balance Sheet Location	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)		Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$64	$(53)	$11	(b)	$83	$(38)	$45	(b)
Noncurrent	44	(23)	21		77	(29)	48
Total fair value of derivative assets	$108	$(76)	$32		$160	$(67)	$93
Fair value of derivative liabilities
Current	$(159)	$57	$(102)	(b)	$(230)	$52	$(178)	(b)
Noncurrent	(147)	27	(120)		(154)	33	(121)
Total fair value of derivative liabilities	$(306)	$84	$(222)		$(384)	$85	$(299)
Net fair value derivative assets (liabilities)	$(198)	$8	$(190)		$(224)	$18	$(206)
CECONY
Fair value of derivative assets
Current	$60	$(50)	$10	(b)	$78	$(35)	$43	(b)
Noncurrent	42	(22)	20		76	(27)	49
Total fair value of derivative assets	$102	$(72)	$30		$154	$(62)	$92
Fair value of derivative liabilities
Current	$(147)	$54	$(93)	(b)	$(217)	$48	$(169)	(b)
Noncurrent	(131)	25	(106)		(139)	31	(108)
Total fair value of derivative liabilities	$(278)	$79	$(199)		$(356)	$79	$(277)
Net fair value derivative assets (liabilities)	$(176)	$7	$(169)		$(202)	$17	$(185)
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
(b)At September 30, 2024, margin deposits for Con Edison ($4 million and $(7) million) were classified as derivative assets and derivative liabilities, respectively, and for CECONY ($3 million and $(2) million) were classified as derivative assets and derivative liabilities, respectively, on the consolidated balance sheets, but not included in the table. At December 31, 2023 margin deposits for Con Edison ($7 million and $(15) million) were classified as derivative assets and derivative liabilities, respectively, and for CECONY ($6 million and $(10) million) were classified as derivative assets and derivative liabilities, respectively, on the consolidated balance sheets, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2024 and 2023:

		For the Three Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location	2024	2023	2024	2023
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$(31)	$(11)	$(27)	$(9)
Noncurrent	Regulatory liabilities	(7)	(11)	(5)	(9)
Total deferred gains (losses)		$(38)	$(22)	$(32)	$(18)
Current	Regulatory assets	$(18)	$22	$(15)	$20
Current	Recoverable energy costs	(81)	(98)	(75)	(94)
Noncurrent	Regulatory assets	(39)	(34)	(34)	(29)
Total deferred gains (losses)		$(138)	$(110)	$(124)	$(103)
Net deferred gains (losses)		$(176)	$(132)	$(156)	$(121)
Pre-tax gains (losses) recognized in income
	Other operations and maintenance expense	$(1)	$1	$(1)	$1
Total pre-tax gains (losses) recognized in income		$(1)	$1	$(1)	$1

		For the Nine Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location	2024	2023	2024	2023
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$(45)	$(221)	$(42)	$(203)
Noncurrent	Regulatory liabilities	(30)	(128)	(30)	(113)
Total deferred gains (losses)		$(75)	$(349)	$(72)	$(316)
Current	Regulatory assets	$104	$47	$102	$45
Current	Recoverable energy costs	(269)	(474)	(247)	(449)
Noncurrent	Regulatory assets	9	(68)	9	(63)
Total deferred gains (losses)		$(156)	$(495)	$(136)	$(467)
Net deferred gains (losses) (a)		$(231)	$(844)	$(208)	$(783)
Pre-tax gains (losses) recognized in income
	Gas purchased for resale (b)	$—	$4	$—	$—
	Non-utility revenue (b)	—	17	—	—
	Other operations and maintenance expense	—	1	—	1
	Other interest expense (b)	—	5	—	—
Total pre-tax gains (losses) recognized in income		$—	$27	$—	$1
(a)Unrealized net deferred losses on electric and gas derivatives for the Utilities decreased as a result of higher electric and gas commodity prices during the nine months ended September 30, 2024. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.
(b)Comprised of realized and unrealized gains and losses on the derivative contracts of the Clean Energy Businesses. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R.

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at September 30, 2024:

	Electric Energy (MWh) (a)(b)	Capacity (MW-mos) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	36,052,760	36,600	337,880,000	2,520,000
CECONY	32,953,250	28,200	316,190,000	2,520,000
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
At September 30, 2024, Con Edison and CECONY had $6 million and $5 million, respectively, of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral. Con Edison’s net credit exposure consisted of $2 million with investment-grade counterparties and $4 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $2 million with investment-grade counterparties and $3 million with commodity exchange brokers. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at September 30, 2024:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$215	$193
Collateral posted	181	175
Additional collateral (b) (downgrade one level from current ratings)	12	3
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	166	136
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post $1 million of additional collateral at September 30, 2024. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At September 30, 2024, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $7 million.

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

For information on the measurement of Con Edison's investment in MVP that was measured at fair value on a non-recurring basis, see Note A. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are summarized below.

	2024					2023
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$3	$92	$1	$(60)	$36	$6	$146	$2	$(54)	$100
Mutual Funds (a)(b)	574	—	—	—	574	505	—	—	—	505
Cash Value of Life Insurance Policies (a)(b)	—	133	—	—	133	—	118	—	—	118
Total assets	$577	$225	$1	$(60)	$743	$511	$264	$2	$(54)	$723
Derivative liabilities:
Commodity (a)(b)(c)	$8	$260	$26	$(65)	229	$22	$347	$10	$(65)	$314
CECONY
Derivative assets:
Commodity (a)(b)(c)	$3	$89	$1	$(60)	$33	$6	$143	$1	$(52)	$98
Mutual Funds (a)(b)	557	—	—	—	557	488	—	—	—	488
Cash Value of Life Insurance Policies (a)(b)	—	127	—	—	127	—	113	—	—	113
Total assets	$560	$216	$1	$(60)	$717	$494	$256	$1	$(52)	$699
Derivative liabilities:
Commodity (a)(b)(c)	$6	$244	$18	$(67)	201	$20	$326	$6	$(65)	$287
(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Con Edison and CECONY had $5 million of commodity derivative assets and an immaterial amount of liabilities transferred from level 3 to level 2 during the nine months ended September 30, 2024 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of December 31, 2023 to less than three years as of September 30, 2024. Con Edison and CECONY had an immaterial amount of derivative assets and $9 million and $6 million of commodity derivative liabilities, respectively, transferred from level 3 to level 2 during the year ended December 31, 2023 because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years as of September 30, 2023 to less than three years as of December 31, 2023.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2024 and

December 31, 2023, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

	Fair Value of Level 3 at September 30, 2024	Valuation Techniques	Unobservable Inputs	Range	Average Market Price
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(12)	Discounted Cash Flow	Forward energy prices ($/MWh) (a)	$33.80-$109.05	$58.66
Electricity	(14)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$0.96-$7.53	$3.92
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$0.18-$3.35	$1.10
Total Con Edison—Commodity	$(25)
CECONY – Commodity
Electricity	$(12)	Discounted Cash Flow	Forward energy prices ($/MWh) (a)	$35.70-$109.05	$59.06
Electricity	(6)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$0.96-$7.53	$3.96
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$0.18-$3.35	$1.10
Total CECONY—Commodity	$(17)
(a)Generally, increases (decreases) in this input in isolation would result in a higher (lower) fair value measurement.
(b)Generally, increases (decreases) in this input in isolation would result in a lower (higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2024 and 2023 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Beginning balance as of July 1,	$(11)	$(7)	$(6)	$(4)
Included in earnings	(1)	2	—	1
Included in regulatory assets and liabilities	(15)	(3)	(12)	(3)
Settlements	2	(2)	1	(1)
Ending balance as of September 30,	$(25)	$(10)	$(17)	$(7)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Beginning balance as of January 1,	$(8)	$15	$(5)	$(6)
Included in earnings	(6)	(2)	(2)	(1)
Included in regulatory assets and liabilities	(13)	16	(8)	10
Settlements	7	—	3	—
Decrease due to the sale of the Clean Energy Businesses (a)	—	(29)	—	—
Transfer out of level 3	(5)	(10)	(5)	(10)
Ending balance as of September 30,	$(25)	$(10)	$(17)	$(7)
(a) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S.

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

For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities were reported in non-utility revenues ($17 million loss) on the consolidated income statement for the nine months ended September 30, 2023. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses and amounts for 2023 are shown through the date of sale. See Note R and Note S.

Note P – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. As a result, substantially all of the net assets of CECONY and O&R ($19,873 million and $1,134 million, respectively), at September 30, 2024, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,
	CECONY (a)
(Millions of Dollars)	2024	2023
Cost of services provided	$39	$39
Cost of services received	$21	$21

	For the Nine Months Ended September 30,
	CECONY (a)
(Millions of Dollars)	2024	2023
Cost of services provided	$106	$105
Cost of services received	$62	$61
(a) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S.

In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R, $14 million of natural gas for the three months ended September 30, 2024 and 2023 and $52 million and $60 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts are net of the effect of related hedging transactions.

At September 30, 2024 and December 31, 2023, CECONY's net receivable from Con Edison for income taxes were $452 million and $110 million, respectively.

The Utilities perform work and incur expenses on behalf of New York Transco, a company in which Con Edison Transmission has a 45.7 percent interest in New York Transco's New York Energy Solution project and a 41.7 percent interest in New York Transco's share of the Propel NY Energy project that is jointly owned with New York Power Authority (NYPA). The Utilities bill New York Transco for such work and expenses in accordance with established policies. For the three and nine months ended September 30, 2024 and 2023, the amounts billed by the Utilities to New York Transco were immaterial.

CECONY has a 20-year transportation contract with MVP for 200,000 Dts per day of capacity. Con Edison Transmission's interest in MVP is expected to be approximately 6.6 percent. See "Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its contract with MVP unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC were to open a proceeding to consider this request. For the three and nine months ended September 30, 2024, the amounts billed by MVP to CECONY were $12 million.

FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At September 30, 2024 and December 31, 2023 there were no outstanding loans to O&R.
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

Note Q – New Financial Accounting Standards
In November 2023, the Financial Accounting Standards Board (FASB) issued amendments to the disclosure requirements for a public entity’s reportable segments through ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply these amendments retrospectively to all prior periods presented in the financial statements. The Companies do not expect the new guidance to have a material impact on their financial position, results of operations and liquidity.

In December 2023, the FASB issued amendments to the guidance on accounting for Income Taxes (Topic 740) through ASU 2023-09 to improve disclosures related to income taxes. The amendments focus on three key areas: rate reconciliation, income taxes paid, and income (or loss)/income tax expense (or benefit) from disaggregated continuing operations. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements. The Companies do not expect the new guidance to have a material impact on their financial position, results of operations and liquidity.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve disclosures about a public business entity's expenses. The ASU addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments require a public business entity to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Companies are in the process of evaluating the potential impact of the ASU on their financial position, results of operations and liquidity.

Note R – Dispositions
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

Con Edison's preliminary gain on the sale of all of the stock of the Clean Energy Businesses was $866 million ($784 million, after tax) for the nine months ended September 30, 2023, including an immaterial amount for the three months ended September 30, 2023. Con Edison's preliminary gain on the sale of all of the stock of the Clean Energy Businesses was $865 million ($767 million, after tax) for the year ended December 31, 2023. Cumulatively through September 30, 2024 the gain on the sale of all of the stock of the Clean Energy Businesses was $835 million ($745 million, after tax), reflecting a downward adjustment of $30 million ($22 million after-tax) for the nine month period, resulting from certain customary closing adjustments. The portion of the gain attributable to the non-controlling interest retained in certain tax-equity projects was not material. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects, described below, and one deferred project, Broken Bow II, a 75MW nameplate capacity wind power project located in Nebraska. See Note S. Transfer of the project depends on one outstanding counterparty consent, and if and when such consent is obtained within two years of the sale of all of the stock of the Clean Energy Businesses, i.e., by February 28, 2025, the project will transfer and the corresponding value, subject to adjustment, will be paid to Con Edison. RWE Renewables Americas, LLC operates the facility on behalf of Con Edison pursuant to certain service agreements, for which the fees are not material.

Con Edison retained the Clean Energy Businesses' tax equity investment interest in the Crane solar project and another tax equity investment interest in two solar projects located in Virginia. These tax equity partnerships produced renewable energy tax credits that can be used to reduce Con Edison’s federal income tax. These tax credits are subject to recapture, in whole or in part, if the assets are sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for its interests in these tax equity partnerships. The combined carrying value of the retained tax equity interests is approximately $9 million at September 30, 2024.

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

Concurrent with entering into the purchase and sale agreement, Con Edison incurred costs in the normal course of the sale process. Transaction costs of an immaterial amount and $11 million ($8 million after-tax), were recorded in the three and nine months ended September 30, 2023, respectively, and were immaterial for the three and nine months ended September 30, 2024. Also, depreciation and amortization expense of approximately $41 million ($28 million after-tax) were not recorded on the assets of the Clean Energy Businesses in 2023 through the closing of the transaction.

Following the sale of all of the stock of the Clean Energy Businesses and pursuant to a reimbursement and indemnity agreement with RWE, Con Edison remains responsible for certain potential costs related to a battery storage project located in Imperial County, California. Con Edison's exposure under the agreement could range up to approximately $172 million. As of September 30, 2024, no material amounts were recorded as liabilities on Con Edison's consolidated balance sheet related to this agreement.

The following table shows the pre-tax operating income for the Clean Energy Businesses. The 2023 period shown is through the date of the sale of the Clean Energy Businesses; there is no applicable data for the three and nine months ended September 30, 2024.

Nine Months Ended September 30, 2023
(Millions of Dollars)	2023
Pre-tax operating income	$25
Pre-tax operating income, excluding non-controlling interest	$21

Note S – Assets and Liabilities Held-for-Sale
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects and one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. Transfer of the project from Con Edison to RWE depends on one outstanding counterparty consent, and if and when such consent is obtained within two years of the sale of all of the stock of the Clean Energy Businesses, i.e., by February 28, 2025, the project will transfer. RWE Renewables Americas, LLC operates the facility on behalf of Con Edison pursuant to certain service agreements for which the fees are not material.

At September 30, 2024, the carrying amounts of the major classes of assets and liabilities of Broken Bow II that are expected to be sold are presented on a held-for-sale basis, and accordingly exclude net deferred tax liability balances, as follows:

(Millions of Dollars)	September 30, 2024
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1
Accrued unbilled revenue	1
Restricted cash	8
Other current assets	2
TOTAL CURRENT ASSETS	12
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation	76
NET PLANT	76
OTHER NONCURRENT ASSETS
Intangible assets less accumulated amortization	72
Operating lease right-of-use asset	7
TOTAL OTHER NONCURRENT ASSETS	79
TOTAL ASSETS	$167

(Millions of Dollars)	September 30, 2024
LIABILITIES
CURRENT LIABILITIES
Long-term debt due within one year	$2
Operating lease liabilities	2
Other current liabilities	9
TOTAL CURRENT LIABILITIES	13
NONCURRENT LIABILITIES
Asset retirement obligations	3
Operating lease liabilities	5
TOTAL NONCURRENT LIABILITIES	8
LONG-TERM DEBT	59
TOTAL LIABILITIES	$80

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2023 (File Nos.1-14514 and 1-01217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024 (File Nos. 1-14514 and 1-01217).

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
•RECO

Con Edison’s principal business operations are those of the Utilities and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission, through its subsidiaries, invests in electric transmission projects supporting Con Edison's effort to transition to clean, renewable energy and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects that will bring clean, renewable electricity to customers focusing on New York and the Northeast. See "Investments" in Note A to the Third Quarter Financial Statements. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S to the Third Quarter Financial Statements.

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

Aged Accounts Receivable Balances
At September 30, 2024, CECONY’s and O&R’s customer accounts receivables balances of $2,904 million and $123 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,654 million and $34 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivables (balances outstanding in excess of 60 days) of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivables as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. In general, the Utilities suspended collection activities and service disconnections during the COVID-19 pandemic and have since resumed such activities. CECONY’s rate plans include reconciliation of late payment charges (from January 1, 2023 through December 31, 2025 for electric and gas and from January 1, 2020 through October 31, 2026 for steam) and write-offs of customer accounts receivable balances (from January 1, 2020 through December 31, 2025 for electric and gas and from January 1, 2020 through October 31, 2026 for steam) to amounts reflected in rates, with recovery/refund from or to customers via surcharge/sur-credit. CECONY's surcharge recoveries for late payment charges and write-offs of accounts receivable balances will, collectively, be subject to separate annual caps for electric and gas that produce no more than a half percent (0.5 percent) total customer bill impact per commodity (estimated for electric to be $57.3 million, $60.3 million, $62.6 million for 2023, 2024 and 2025, respectively, and for gas to be $14.8 million, $15.9 million and $16.8 million for 2023, 2024 and 2025, respectively). CECONY's surcharge recoveries for late payment charges and write-offs of accounts receivables for steam will each be subject to an annual cap that produces no more than half percent (0.5 percent) total customer bill impact (estimated to be $2.5 million, $3.0 million and $3.5 million for 2024, 2025 and 2026, respectively). Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in CECONY’s next base rate cases. O&R’s 2022 - 2024 rate plans include reconciliation of late payment charges to amounts reflected in rates for years 2022 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity. Although these regulatory mechanisms are in place, a continued increase in accounts receivable balances has impacted and is expected to continue to impact the Companies’ liquidity. See “Liquidity and Capital Resources,” below, and Note B and Note L to the Third Quarter Financial Statements.

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

Con Edison Transmission
Con Edison Transmission, through its New York Transco partnership and jointly NYPA, is developing the Propel NY Energy transmission project that will deliver offshore wind energy from Long Island to New York City, Westchester County and the rest of New York State's high voltage power grid. Con Edison Transmission is also participating in competitive solicitations to develop additional electric projects, including a proposal submitted in April 2024 with another entity to build transmission infrastructure that will carry offshore wind power to New Jersey's electric grid and multiple proposals submitted in June 2024 through its New York Transco partnership to integrate electricity produced from offshore wind into New York City's energy grid. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements.

CECONY
Electric
CECONY provides electric service to approximately 3.7 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

During the summer of 2024, electric peak demand in CECONY's service area was 11,822 MW (which occurred on July 16, 2024). At design conditions, electric peak demand in CECONY's service area would have been approximately 12,540 MW in 2024 compared to the company's forecast of 12,800 MW. The lower peak demand at design conditions as compared to the forecast primarily reflects lower than anticipated new business. CECONY increased its five-year forecast of average annual growth in electric peak demand in its service area at design conditions from approximately 0.7 percent (for 2024 to 2028) to approximately 1.0 percent (for 2025 to 2029).

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

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 15,444 MMlb of steam annually to approximately 1,510 customers in parts of Manhattan.

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

Collective Bargaining Agreement
In June 2024, CECONY reached a collective bargaining agreement with its largest union covering approximately 7,300 employees. The union subsequently ratified the four-year agreement with an effective date of June 23, 2024.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey an approximately 1,300 square mile service area.

During the summer of 2024, electric peak demand in O&R's service area was 1,484 MW (which occurred on July 16, 2024). At design conditions, electric peak demand in O&R's service area would have been approximately 1,533 MW in 2024 compared to O&R's forecast of 1,530 MW. O&R increased its five-year forecast of average annual growth in electric peak demand in its service area at design conditions from approximately 2.0 percent (for 2024 to 2028) to approximately 3.7 percent (for 2025 to 2029).

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

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended September 30, 2024				For the Nine Months Ended September 30, 2024				At September 30, 2024
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$3,762	92%	$537	91%	$10,730	93%	$1,417	95%	$63,849	92%
O&R	329	8	42	7	855	7	82	5	3,970	6
Total Utilities	$4,091	100%	$579	98%	$11,585	100%	$1,499	100%	$67,819	98%
Con Edison Transmission	1	—	11	2	3	—	35	2	456	1
Other (a)	—	—	(2)	—	(1)	—	(24)	(2)	370	1
Total Con Edison	$4,092	100%	$588	100%	$11,587	100%	$1,510	100%	$68,645	100%
(a)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Net income for common stock for the nine months ended September 30, 2024 includes $(22) million (after-tax) for an adjustment related to the sale of the Clean Energy Businesses. See Note R and Note S to the Third Quarter Financial Statements.

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

Results of Operations
Net income for common stock and earnings per share for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$537	$515	$1.55	$1.49	$1,417	$1,308	$4.10	$3.75
O&R	42	36	0.12	0.10	82	75	0.24	0.21
Clean Energy Businesses (a) (e)	—	—	—	—	—	22	—	0.06
Con Edison Transmission (c)	11	4	0.03	0.01	35	10	0.10	0.03
Other (b)	(2)	(29)	—	(0.07)	(24)	770	(0.07)	2.22
Con Edison (d)	$588	$526	$1.70	$1.53	$1,510	$2,185	$4.37	$6.27
(a)Net income for common stock from the Clean Energy Businesses for the nine months ended September 30, 2023 included $(9) million or $(0.03) a share net after-tax mark-to-market effects. Net income for common stock and earnings per share from the Clean Energy Businesses for the nine months ended September 30, 2023 also includes $2 million or $0.01 a share (after-tax) net of the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Depreciation and amortization expenses on their assets of $31 million or $0.09 a share (after-tax) were not recorded for the nine months ended September 30, 2023.

(b)    Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. Net income for common stock and earnings per share for the nine months ended September 30, 2024 includes $(22) million (after-tax) or $(0.07) a share (after-tax) for an adjustment related to the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S to the Third Quarter Financial Statements. Net income for common stock and earnings per share for the three and nine months ended September 30, 2024 also included $2 million or $0.01 a share (after-tax) and $1 million or $0.01 a share (after-tax), respectively, net of the effects of HLBV accounting for tax equity investments in certain renewable electric projects.

Net income for common stock and earnings per share for the nine months ended September 30, 2023 included an immaterial amount or $0.00 a share net of income tax impact on the net after-tax mark-to-market effects. Net income for common stock and earnings per share for the three and nine months ended September 30, 2023, respectively, also included $(3) million or $(0.01) a share and $(7) million or $(0.02) a share net of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock for the three and nine months ended September 30, 2023 also included $(5) million or $(0.01) a share and $(13) million and $(0.04) a share of transaction costs and other accruals, respectively, related to the sale of all of the stock of the Clean Energy Businesses (net of tax). Impact of the sale of the Clean Energy Businesses on the changes in state unitary tax apportionments (net of federal taxes) is $(7) million or $(0.02) per share and $(17) million or $(0.05) per share for the three and nine months ended September 30, 2023, respectively. Depreciation and amortization expenses on the assets of the Clean Energy Businesses of $(3) million or $(0.01) a share (after-tax) were not recorded for the nine months ended September 30, 2023. Net income for common stock and earnings per share for the three months ended September 30, 2023 included an increase in the state taxes on sale of $(19) million or $(0.05) a share. Net income for common stock and earnings per share for the nine months ended September 30, 2023 included $784 million (after-tax) or $2.25 a share (after-tax) for the gain on the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S to the Third Quarter Financial Statements.

(c)    Net income for common stock and earnings per share for the three and nine months ended September 30, 2024 includes $3 million or $0.01 a share (after-tax) for accretion of the basis difference of Con Edison's equity investment in Mountain Valley Pipeline, LLC (MVP).

(d)    Earnings per share on a diluted basis were $1.69 a share and $1.52 a share for the three months ended September 30, 2024 and 2023, respectively and $4.35 a share and $6.24 a share for the nine months ended September 30, 2024 and 2023, respectively.

(e)    On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S to the Third Quarter Financial Statements.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and nine months ended September 30, 2024 as compared with the 2023 period.

Variation for the Three Months Ended September 30, 2024 vs. 2023
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$72	$0.22
New steam rate plan effective November 2023	4	0.01
Higher interest expense	(33)	(0.10)
Higher stock-based compensation expense	(9)	(0.03)
Change in gas rate base	(3)	(0.01)
Change in incentives earned under the electric and gas earnings adjustment mechanisms	(2)	(0.01)
Other	(7)	(0.02)
Total CECONY	22	0.06
O&R (a)
Electric base rate increase	10	0.03
Higher interest expense	(3)	(0.01)
Other	(1)	—
Total O&R	6	0.02
Con Edison Transmission
Higher investment income, primarily due to allowance for funds used during construction (AFUDC) from MVP	7	0.02
Accretion of the basis difference of Con Edison's equity investment in MVP	3	0.01
Other	(3)	(0.01)
Total Con Edison Transmission	7	0.02
Other, including parent company expenses
Gain and other impacts related to the sale of the Clean Energy Businesses	31	0.08
HLBV effects	6	0.02
Lower interest income	(5)	(0.02)
Other	(5)	(0.01)
Total Other, including parent company expenses	27	0.07
Total Reported (GAAP basis)	$62	$0.17

a.Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect Con Edison’s results of operations.

Variation for the Nine Months Ended September 30, 2024 vs. 2023
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$109	$0.31
New steam rate plan effective November 2023	63	0.18
Higher gas rate base	17	0.05
Change in incentives earned under the electric and gas earnings adjustment mechanisms	2	0.01
Impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system	(37)	(0.11)
Higher operations maintenance activities	(32)	(0.09)
Higher stock-based compensation	(7)	(0.02)
Higher payroll taxes	(4)	(0.01)
Accretive effect of share repurchase	—	0.04
Other	(2)	(0.01)
Total CECONY	109	0.35
O&R (a)
Electric base rate increase	17	0.05
Gas base rate increase	2	0.01
Higher interest expense	(4)	(0.01)
Other	(8)	(0.02)
Total O&R	7	0.03
Clean Energy Businesses (b)
Total Clean Energy Businesses	(22)	(0.06)
Con Edison Transmission
Higher investment income and an income tax adjustment due to AFUDC from MVP	22	0.06
Accretion of the basis difference of Con Edison's equity investment in MVP	3	0.01
Total Con Edison Transmission	25	0.07
Other, including parent company expenses
HLBV effects	9	0.03
Gain and other impacts related to the sale of the Clean Energy Businesses	(776)	(2.23)
Lower interest income	(19)	(0.06)
Higher interest expense	(2)	(0.01)
Other	(6)	(0.02)
Total Other, including parent company expenses	(794)	(2.29)
Total Reported (GAAP basis)	$(675)	$(1.90)

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

The Companies’ other operations and maintenance expenses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2024	2023	2024	2023
CECONY
Operations	$472	$513	$1,457	$1,383
Pensions and other postretirement benefits	35	87	104	259
Health care and other benefits	53	52	140	124
Regulatory fees and assessments (a)	136	111	350	283
Other (b)	184	71	488	292
Total CECONY	$880	$834	$2,539	$2,341
O&R	104	96	294	283
Clean Energy Businesses (c)	—	—	—	47
Con Edison Transmission	2	2	8	8
Other (d)	—	1	—	(1)
Total other operations and maintenance expenses	$986	$933	$2,841	$2,678
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments that are collected in revenues.
(b)Other includes the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system for the nine months ended September 30, 2024 ($51 million).
(c)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S to the Third Quarter Financial Statements.
(d)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note S to the Third Quarter Financial Statements.

A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2024 and 2023 follows. For additional business segment financial information, see Note M to the Third Quarter Financial Statements.

The Companies’ results of operations for the three months ended September 30, 2024 and 2023 were as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Operating revenues	$3,762	$3,590	$329	$281	$1	$1	$—	$—	$4,092	$3,872
Purchased power	642	719	101	77	—	—	—	—	743	796
Fuel	27	34	—	—	—	—	—	—	27	34
Gas purchased for resale	59	62	7	11	—	—	1	—	67	73
Other operations and maintenance	880	834	104	96	2	2	—	1	986	933
Depreciation and amortization	520	485	30	26	—	1	—	—	550	512
Taxes, other than income taxes	831	777	24	23	—	—	2	1	857	801
Loss on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	(1)	—	(1)
Operating income (loss)	803	679	63	48	(1)	(2)	(3)	(3)	862	722
Other income	138	184	8	12	16	8	3	3	165	207
Net interest expense	285	239	17	13	—	—	4	7	306	259
Income (loss) before income tax expense	656	624	54	47	15	6	(4)	(7)	721	670
Income tax expense (benefit)	119	109	12	11	4	2	(2)	22	133	144
Net income (loss)	$537	$515	$42	$36	$11	$4	$(2)	$(29)	$588	$526
Net income (loss) for common stock	$537	$515	$42	$36	$11	$4	$(2)	$(29)	$588	$526
(a)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note S to the Third Quarter Financial Statements.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended September 30, 2024				For the Three Months Ended September 30, 2023
(Millions of Dollars)	Electric	Gas	Steam	2024 Total	Electric	Gas	Steam	2023 Total	2024-2023 Variation
Operating revenues	$3,376	$337	$49	$3,762	$3,223	$318	$49	$3,590	$172
Purchased power	637	—	5	642	713	—	6	719	(77)
Fuel	27	—	—	27	33	—	1	34	(7)
Gas purchased for resale	—	59	—	59	—	62	—	62	(3)
Other operations and maintenance	696	132	52	880	644	129	61	834	46
Depreciation and amortization	376	117	27	520	352	108	25	485	35
Taxes, other than income taxes	642	141	48	831	614	127	36	777	54
Operating income	$998	$(112)	$(83)	$803	$867	$(108)	$(80)	$679	$124

Electric
CECONY’s results of electric operations for the three months ended September 30, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2024	September 30, 2023	Variation
Operating revenues	$3,376	$3,223	$153
Purchased power	637	713	(76)
Fuel	27	33	(6)
Other operations and maintenance	696	644	52
Depreciation and amortization	376	352	24
Taxes, other than income taxes	642	614	28
Electric operating income	$998	$867	$131

CECONY’s electric sales and deliveries for the three months ended September 30, 2024 compared with the 2023 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2024	September 30, 2023	Variation	Percent Variation		September 30, 2024	September 30, 2023	Variation	Percent Variation
Residential/Religious (b)	4,155	3,960	195	4.9%		$1,438	$1,233	$205	16.6%
Commercial/Industrial	2,947	3,052	(105)	(3.4)		846	840	6	0.7
Retail choice customers	6,168	5,914	254	4.3		940	817	123	15.1
NYPA, Municipal Agency and other sales	2,653	2,657	(4)	(0.2)		290	284	6	2.1
Other operating revenues (c)	—	—	—	—		(138)	49	(187)	Large
Total	15,923	15,583	340	2.2%	(d)	$3,376	$3,223	$153	4.7%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 1.6 percent in the three months ended September 30, 2024 compared with the 2023 period.

Operating revenues increased $153 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to an increase in revenues from the electric rate plan ($168 million), offset in part by lower fuel expenses ($6 million).

Purchased power expenses decreased $76 million in the three months ended September 30, 2024 compared with the 2023 period due to lower purchased volumes ($11 million) and lower unit costs ($65 million).

Fuel expenses decreased $6 million in the three months ended September 30, 2024 compared with the 2023 period due to lower unit costs ($5 million) and lower purchased volumes from the company's electric generating facilities ($1 million).

Other operations and maintenance expenses increased $52 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to higher total surcharges for assessments and fees that are collected in revenues from customers ($37 million) and an increase in stock-based compensation ($9 million).

Depreciation and amortization expenses increased $24 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $28 million in the three months ended September 30, 2024 compared with the 2023 period due to higher property taxes ($78 million) and higher state and local revenue taxes ($2 million), offset in part by higher deferral of under-collected property taxes ($53 million).

Gas
CECONY’s results of gas operations for the three months ended September 30, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2024	September 30, 2023	Variation
Operating revenues	$337	$318	$19
Gas purchased for resale	59	62	(3)
Other operations and maintenance	132	129	3
Depreciation and amortization	117	108	9
Taxes, other than income taxes	141	127	14
Gas operating income	$(112)	$(108)	$(4)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2024 compared with the 2023 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2024	September 30, 2023	Variation	Percent Variation		September 30, 2024	September 30, 2023	Variation	Percent Variation
Residential	3,557	3,884	(327)	(8.4)%		$133	$131	$2	1.5%
General	3,252	4,094	(842)	(20.6)		72	58	14	24.1
Firm transportation	9,726	9,953	(227)	(2.3)		103	85	18	21.2
Total firm sales and transportation	16,535	17,931	(1,396)	(7.8)%	(b)	$308	$274	$34	12.4%
Interruptible sales (c)	496	2,693	(2,197)	(81.6)		5	13	(8)	(61.5)
NYPA	15,611	15,214	397	2.6		1	1	—	—
Generation plants	21,255	23,215	(1,960)	(8.4)		8	6	2	33.3
Other	3,966	4,023	(57)	(1.4)		6	6	—	—
Other operating revenues (d)	—	—	—	—		9	18	(9)	(50.0)
Total	57,863	63,076	(5,213)	(8.3)%		$337	$318	$19	6.0%
(a)Revenues from gas sales are subject to a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area decreased 7.7 percent in the three months ended September 30, 2024 compared with the 2023 period.
(c)Includes 725 thousand and 1,819 thousand of Dt for the 2024 and 2023 periods, respectively, that are also reflected in firm transportation and other.
(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues increased $19 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to an increase in gas revenues under the company's gas rate plan ($19 million).

Gas purchased for resale decreased $3 million in the three months ended September 30, 2024 compared with the 2023 period due to lower unit costs ($7 million), offset in part by higher purchased volumes ($4 million).

Other operations and maintenance expenses increased $3 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to an increase in stock-based compensation ($2 million).

Depreciation and amortization expenses increased $9 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $14 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to higher property taxes ($11 million) and lower deferral of under-collected property taxes ($4 million), offset in part by lower state and local revenue taxes ($2 million).

Steam
CECONY’s results of steam operations for the three months ended September 30, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2024	September 30, 2023	Variation
Operating revenues	$49	$49	$—
Purchased power	5	6	(1)
Fuel	—	1	(1)
Other operations and maintenance	52	61	(9)
Depreciation and amortization	27	25	2
Taxes, other than income taxes	48	36	12
Steam operating income	$(83)	$(80)	$(3)

CECONY’s steam sales and deliveries for the three months ended September 30, 2024 compared with the 2023 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2024	September 30, 2023	Variation	Percent Variation		September 30, 2024	September 30, 2023	Variation	Percent Variation
General	15	7	8	Large		$2	$2	$—	—%
Apartment house	591	568	23	4.0		14	12	2	16.7
Annual power	1,677	1,796	(119)	(6.6)		34	30	4	13.3
Other operating revenues (a)	—	—	—	—		(1)	5	(6)	Large
Total	2,283	2,371	(88)	(3.7)%	(b)	$49	$49	$—	—%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather prior to November 1, 2023, and billing days, steam sales and deliveries in the company's service area decreased 3.0 percent in the three months ended September 30, 2024 compared with the 2023 period.

Operating revenues remained consistent in the three months ended September 30, 2024 compared with the 2023 period.

Other operations and maintenance expenses decreased $9 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to lower costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($15 million), offset in part by an increase in the total sur-credits for assessments and fees that are collected in revenues from customers municipal infrastructure support ($1 million) and higher stock-based compensation ($1 million).

Taxes, other than income taxes increased $12 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to a lower deferral of under-collected property taxes ($10 million) and higher property taxes ($2 million).

Taxes, Other Than Income Taxes
At $831 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the three months ended September 30, 2024. The principal components of, and variations in, taxes other than income taxes were:

	For the Three Months Ended September 30,
(Millions of Dollars)	2024		2023		Variation
Property taxes	$772		$681		$91
State and local taxes related to revenue receipts	115		115		—
Payroll taxes	20		19		1
Other taxes (b)	(76)		(38)		(38)
Total	$831	(a)	$777	(a)	$54
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2024 and 2023 were $1,025 million and $990 million, respectively.
(b)Including the deferral of under-collected property taxes in 2024 and 2023 of $78 million and $40 million, respectively.

Other Income (Deductions)
Other income decreased $46 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($44 million).

Net Interest Expense
Net interest expense increased $46 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to higher interest on long-term debt ($41 million) and an increase in the carrying charges and interest on regulatory liability balances ($2 million).

Income Tax Expense
Income taxes increased $10 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to higher income before income tax expense ($10 million) and various immaterial tax adjustments ($7 million), offset in part by higher amortization of excess deferred federal income taxes ($7 million).

O&R

	For the Three Months Ended September 30, 2024			For the Three Months Ended September 30, 2023
(Millions of Dollars)	Electric	Gas	2024 Total	Electric	Gas	2023 Total	2024-2023 Variation
Operating revenues	$293	$36	$329	$246	$35	$281	$48
Purchased power	101	—	101	77	—	77	24
Gas purchased for resale	—	7	7	—	11	11	(4)
Other operations and maintenance	83	21	104	76	20	96	8
Depreciation and amortization	21	9	30	19	7	26	4
Taxes, other than income taxes	16	8	24	15	8	23	1
Operating income (loss)	$72	$(9)	$63	$59	$(11)	$48	$15

Electric
O&R’s results of electric operations for the three months ended September 30, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2024	September 30, 2023	Variation
Operating revenues	$293	$246	$47
Purchased power	101	77	24
Other operations and maintenance	83	76	7
Depreciation and amortization	21	19	2
Taxes, other than income taxes	16	15	1
Electric operating income	$72	$59	$13

O&R’s electric sales and deliveries for the three months ended September 30, 2024 compared with the 2023 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2024	September 30, 2023	Variation	Percent Variation		September 30, 2024	September 30, 2023	Variation	Percent Variation
Residential/Religious (b)	691	627	64	10.2%		$162	$140	$22	15.7%
Commercial/Industrial	269	252	17	6.7		57	41	16	39.0
Retail choice customers	721	703	18	2.6		68	62	6	9.7
Public authorities	31	34	(3)	(8.8)		4	3	1	33.3
Other operating revenues (c)	—	—	—	—		2	—	2	Large
Total	1,712	1,616	96	5.9%	(d)	$293	$246	$47	19.1%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 7.7 percent in the three months ended September 30, 2024 compared with the 2023 period.

Operating revenues increased $47 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to higher purchased power expenses ($24 million) and higher revenues from the New York electric rate plan ($17 million).

Purchased power expense increased $24 million in the three months ended September 30, 2024 compared with the 2023 period due to higher purchased volumes ($19 million) and higher unit costs ($5 million).

Other operations and maintenance expenses increased $7 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to higher costs to comply with the New Jersey Clean Energy Act ($2 million), higher regulatory amortizations ($2 million), higher non-deferred storm costs ($1 million) and higher tree trimming costs ($1 million).

Gas
O&R’s results of gas operations for the three months ended September 30, 2024 compared with the 2023 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2024	September 30, 2023	Variation
Operating revenues	$36	$35	$1
Gas purchased for resale	7	11	(4)
Other operations and maintenance	21	20	1
Depreciation and amortization	9	7	2
Taxes, other than income taxes	8	8	—
Gas operating income	$(9)	$(11)	$2

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2024 compared with the 2023 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2024	September 30, 2023	Variation	Percent Variation		September 30, 2024	September 30, 2023	Variation	Percent Variation
Residential	863	908	(45)	(5.0)%		$16	$18	$(2)	(11.1)%
General	184	262	(78)	(29.8)		3	3	—	—
Firm transportation	542	575	(33)	(5.7)		5	4	1	25.0
Total firm sales and transportation	1,589	1,745	(156)	(8.9)%	(b)	$24	$25	$(1)	(4.0)%
Interruptible sales	108	896	(788)	(87.9)		1	1	—	—
Generation plants	3	3	—	—		1	—	1	Large
Other	6	7	(1)	(14.3)		1	—	1	Large
Other gas revenues	—	—	—	—		9	9	—	—
Total	1,706	2,651	(945)	(35.6)%		$36	$35	$1	2.9%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R's service area decreased 2.4 percent in the three months ended September 30, 2024 compared with the 2023 period.

Operating revenues increased $1 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to a change in incentives earned under the earnings adjustment mechanisms ($3 million), offset in part by lower gas purchased for resale ($4 million).

Gas purchased for resale decreased $4 million in the three months ended September 30, 2024 compared with the 2023 period due to lower unit costs ($4 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2024 compared with 2023 for the three months ended September 30, 2024. The principal components of taxes, other than income taxes, were:

	For the Three Months Ended September 30,
(Millions of Dollars)	2024		2023		Variation
Property taxes	$19		$18		$1
State and local taxes related to revenue receipts	3		3		—
Payroll taxes	2		2		—
Total	$24	(a)	$23	(a)	$1
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2024 and 2023 were $35 million and $32 million, respectively.

Other Income (Deductions)
Other income decreased $4 million in the three months ended September 30, 2024 compared with the 2023 period primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($4 million).

Con Edison Transmission
Other Income (Deductions)
Other income increased $8 million in the three months ended September 30, 2024 compared with the 2023 period due to higher investment income from MVP ($8 million).

Other
Income Tax Expense
Income taxes decreased $24 million in the three months ended September 30, 2024 compared with the 2023 period due to non-recurring state taxes on the gain on the sale of all of the stock of the Clean Energy Businesses ($24 million) recognized in 2023.

The Companies’ results of operations for the nine months ended September 30, 2024 and 2023 were as follows:

	CECONY		O&R		Clean Energy Businesses (a)		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Operating revenues	$10,730	$10,287	$855	$803	$—	$129	$3	$3	$(1)	$(3)	$11,587	$11,219
Purchased power	1,718	1,802	224	191	—	—	—	—	—	—	1,942	1,993
Fuel	130	241	—	—	—	—	—	—	—	—	130	241
Gas purchased for resale	352	518	51	82	—	41	—	—	(1)	(1)	402	640
Other operations and maintenance	2,539	2,341	294	283	—	47	8	8	—	(1)	2,841	2,678
Depreciation and amortization	1,512	1,428	87	78	—	—	1	1	1	(1)	1,601	1,506
Taxes, other than income taxes	2,372	2,207	72	69	—	4	—	—	4	2	2,448	2,282
Gain (Loss) on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	—	(30)	866	(30)	866
Operating income	2,107	1,750	127	100	—	37	(6)	(6)	(35)	864	2,193	2,745
Other income (deductions)	436	550	24	36	—	1	46	22	1	2	507	611
Net interest expense	825	695	44	38	—	16	—	2	14	7	883	758
Income before income tax expense	1,718	1,605	107	98	—	22	40	14	(48)	859	1,817	2,598
Income tax expense	301	297	25	23	—	3	5	4	(24)	89	307	416
Net income	$1,417	$1,308	$82	$75	$—	$19	$35	$10	($24)	$770	$1,510	$2,182
Loss attributable to non-controlling interest	—	—	—	—	—	(3)	—	—	—	—	—	(3)
Net income for common stock	$1,417	$1,308	$82	$75	$—	$22	$35	$10	($24)	$770	$1,510	$2,185
(a)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S to the Third Quarter Financial Statements.
(b)Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note S to the Third Quarter Financial Statements.
(c)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Nine Months Ended September 30, 2024				For the Nine Months Ended September 30, 2023
(Millions of Dollars)	Electric	Gas	Steam	2024 Total	Electric	Gas	Steam	2023 Total	2024-2023 Variation
Operating revenues	$8,188	$2,119	$423	$10,730	$7,722	$2,140	$425	$10,287	$443
Purchased power	1,697	—	21	1,718	1,771	—	31	1,802	(84)
Fuel	96	—	34	130	129	—	112	241	(111)
Gas purchased for resale	—	352	—	352	—	518	—	518	(166)
Other operations and maintenance	1,979	407	153	2,539	1,781	386	174	2,341	198
Depreciation and amortization	1,090	343	79	1,512	1,035	319	74	1,428	84
Taxes, other than income taxes	1,815	429	128	2,372	1,714	384	109	2,207	165
Operating income	$1,511	$588	$8	$2,107	$1,292	$533	$(75)	$1,750	$357

Electric
CECONY’s results of electric operations for the nine months ended September 30, 2024 compared with the 2023 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2024	September 30, 2023	Variation
Operating revenues	$8,188	$7,722	$466
Purchased power	1,697	1,771	(74)
Fuel	96	129	(33)
Other operations and maintenance	1,979	1,781	198
Depreciation and amortization	1,090	1,035	55
Taxes, other than income taxes	1,815	1,714	101
Electric operating income	$1,511	$1,292	$219

CECONY’s electric sales and deliveries for the nine months ended September 30, 2024 compared with the 2023 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2024	September 30, 2023	Variation	Percent Variation		September 30, 2024	September 30, 2023	Variation	Percent Variation
Residential/Religious (b)	9,266	8,854	412	4.7%		$3,304	$2,614	$690	26.4%
Commercial/Industrial	7,827	8,179	(352)	(4.3)		2,205	2,083	122	5.9
Retail choice customers	15,788	15,363	425	2.8		2,069	1,781	288	16.2
NYPA, Municipal Agency and other sales	7,216	7,113	103	1.4		673	609	64	10.5
Other operating revenues (c)	—	—	—	—		(63)	635	(698)	Large
Total	40,097	39,509	588	1.5%	(d)	$8,188	$7,722	$466	6.0%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.2 percent in the nine months ended September 30, 2024 compared with the 2023 period.

Operating revenues increased $466 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to an increase in revenues from the electric rate plan ($445 million).

Purchased Power expenses decreased $74 million in the nine months ended September 30, 2024 compared with the 2023 period due to lower unit costs ($140 million), offset in part by higher purchased volumes ($66 million).

Fuel expenses decreased $33 million in the nine months ended September 30, 2024 compared with the 2023 period due to lower unit costs ($25 million) and lower purchased volumes from CECONY's electric generating facilities ($8 million).

Other operations and maintenance expenses increased $198 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due higher total surcharges for assessments and fees that are collected in revenues from customers ($71 million), the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system in 2024 ($37 million), higher uncollectible expenses ($30 million), higher electric operations maintenance activities ($20 million), an increase in stock-based compensation ($7 million), higher health care costs ($4 million) and an increase in the costs for injuries and damages ($1 million).

Depreciation and amortization expenses increased $55 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $101 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to higher property taxes ($140 million) and higher state and local revenue taxes ($22 million) offset in part by a higher deferral of under-collected property taxes ($64 million).

Gas
CECONY’s results of gas operations for the nine months ended September 30, 2024 compared with the 2023 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2024	September 30, 2023	Variation
Operating revenues	$2,119	$2,140	$(21)
Gas purchased for resale	352	518	(166)
Other operations and maintenance	407	386	21
Depreciation and amortization	343	319	24
Taxes, other than income taxes	429	384	45
Gas operating income	$588	$533	$55

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2024 compared with the 2023 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2024	September 30, 2023	Variation	Percent Variation		September 30, 2024	September 30, 2023	Variation	Percent Variation
Residential	34,026	34,900	(874)	(2.5)%		$878	$925	$(47)	(5.1)%
General	22,485	22,756	(271)	(1.2)		487	410	77	18.8
Firm transportation	55,110	55,808	(698)	(1.3)		705	643	62	9.6
Total firm sales and transportation	111,621	113,464	(1,843)	(1.6)	(b)	2,070	1,978	92	4.7
Interruptible sales (c)	2,483	6,136	(3,653)	(59.5)		24	43	(19)	(44.2)
NYPA	44,014	39,306	4,708	12.0		2	2	—	—
Generation plants	48,169	46,449	1,720	3.7		18	20	(2)	(10.0)
Other	14,871	14,767	104	0.7		31	27	4	14.8
Other operating revenues (d)	—	—	—	—		(26)	70	(96)	Large
Total	221,158	220,122	1,036	0.5%		$2,119	$2,140	$(21)	(1.0)%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area decreased 2.8 percent in the nine months ended September 30, 2024 compared with the 2023 period.
(c)Includes 854 thousand and 2,564 thousand of Dt for the 2024 and 2023 periods, respectively, that are also reflected in firm transportation and other.

(d)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues decreased $21 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to a decrease in gas purchased for resale ($166 million), higher interest accrual on net plant reconciliation ($11 million) and a change in incentives earned under the earnings adjustment mechanisms ($5 million), offset in part by an increase in revenues from the gas rate plan ($159 million).

Gas purchased for resale decreased $166 million in the nine months ended September 30, 2024 compared with the 2023 period due to lower unit costs ($204 million), offset in part by higher purchased volumes ($38 million).

Other operations and maintenance expenses increased $21 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to higher uncollectible expenses ($13 million) and the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system in 2024 ($8 million).

Depreciation and amortization expenses increased $24 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $45 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to a higher property taxes ($38 million) and lower deferral of under-collected property taxes ($13 million), offset in part by lower state and local taxes ($6 million).

Steam
CECONY’s results of steam operations for the nine months ended September 30, 2024 compared with the 2023 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2024	September 30, 2023	Variation
Operating revenues	$423	$425	$(2)
Purchased power	21	31	(10)
Fuel	34	112	(78)
Other operations and maintenance	153	174	(21)
Depreciation and amortization	79	74	5
Taxes, other than income taxes	128	109	19
Steam operating income	$8	$(75)	$83

CECONY’s steam sales and deliveries for the nine months ended September 30, 2024 compared with the 2023 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2024	September 30, 2023	Variation	Percent Variation		September 30, 2024	September 30, 2023	Variation	Percent Variation
General	330	315	15	4.8%		$23	$19	$4	21.1%
Apartment house	3,612	3,408	204	6.0		119	114	5	4.4
Annual power	7,820	7,924	(104)	(1.3)		297	278	19	6.8
Other operating revenues (a)	—	—	—	—		(16)	14	(30)	Large
Total	11,762	11,647	115	1.0%	(b)	$423	$425	$(2)	(0.5)%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries decreased 3.3 percent in the nine months ended September 30, 2024 compared with the 2023 period.

Operating revenues decreased $2 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to lower fuel expenses ($78 million) and lower purchased power expenses ($10 million), offset in part by the benefit from the new steam rate plan ($85 million).

Purchased power expenses decreased $10 million in the nine months ended September 30, 2024 compared with the 2023 period due to lower unit costs ($10 million).

Fuel expenses decreased $78 million in the nine months ended September 30, 2024 compared with the 2023 period due to lower unit costs ($80 million), offset in part by higher purchased volumes from CECONY’s steam generating facilities ($2 million).

Other operations and maintenance expenses decreased $21 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to lower costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($45 million), offset in part by the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system in 2024 ($6 million), higher steam operations maintenance activities ($4 million), an increase in municipal infrastructure support ($4 million), higher total surcharges for assessments and fees that are collected in revenues from customers ($1 million) and an increase in stock-based compensation ($1 million).

Depreciation and amortization expenses increased $5 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to higher steam utility plant balances.

Taxes, other than income taxes increased $19 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to lower deferral of under-collected property taxes ($11 million), higher property taxes ($6 million) and higher state and local taxes ($1 million).

Taxes, Other Than Income Taxes
At $2,372 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the nine months ended September 30, 2024. The principal components of, and variations in, taxes other than income taxes were:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2024		2023		Variation
Property taxes	$2,071		$1,887		$184
State and local taxes related to revenue receipts	329		312		17
Payroll taxes	71		66		5
Other taxes (b)	(99)		(58)		(41)
Total	$2,372	(a)	$2,207	(a)	$165
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2024 and 2023 were $2,923 million and $2,747 million, respectively.
(b)Including the deferral of under-collected property taxes in 2024 and 2023 of $104 million and $64 million, respectively.

Other Income (Deductions)
Other income decreased $114 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to lower costs associated with components of pension and other postretirement benefits other than service cost ($131 million), offset in part by an increase in AFUDC ($8 million) and an increase in the revenue decoupling mechanism interest accrual ($7 million).

Net Interest Expense
Net interest expense increased $130 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to higher interest expense for long-term debt ($100 million) and short-term debt ($11 million) and an increase in the carrying charges and interest on regulatory liability balances ($10 million).

Income Tax Expense
Income taxes increased $4 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to higher income before income tax expense ($28 million), higher cost of removal ($3 million) and various immaterial tax adjustments ($5 million), offset in part by higher amortization of excess deferred federal income taxes ($22 million) and the absence in 2024 of a remeasurement of state deferred income tax assets and liabilities as a result of the enacted New York State legislation in 2023 ($10 million).

O&R

	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
(Millions of Dollars)	Electric	Gas	2024 Total	Electric	Gas	2023 Total	2024-2023 Variation
Operating revenues	$662	$193	$855	$588	$215	$803	$52
Purchased power	224	—	224	191	—	191	33
Gas purchased for resale	—	51	51	—	82	82	(31)
Other operations and maintenance	233	61	294	223	60	283	11
Depreciation and amortization	61	26	87	56	22	78	9
Taxes, other than income taxes	47	25	72	45	24	69	3
Operating income	$97	$30	$127	$73	$27	$100	$27

Electric
O&R’s results of electric operations for the nine months ended September 30, 2024 compared with the 2023 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2024	September 30, 2023	Variation
Operating revenues	$662	$588	$74
Purchased power	224	191	33
Other operations and maintenance	233	223	10
Depreciation and amortization	61	56	5
Taxes, other than income taxes	47	45	2
Electric operating income	$97	$73	$24

O&R’s electric sales and deliveries for the nine months ended September 30, 2024 compared with the 2023 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2024	September 30, 2023	Variation	Percent Variation		September 30, 2024	September 30, 2023	Variation	Percent Variation
Residential/Religious (b)	1,668	1,510	158	10.5%		$365	$329	$36	10.9%
Commercial/Industrial	730	745	(15)	(2.0)		131	112	19	17.0
Retail choice customers	1,938	1,761	177	10.1		157	132	25	18.9
Public authorities	86	87	(1)	(1.1)		9	9	—	—
Other operating revenues (c)	—	—	—	—		—	6	(6)	Large
Total	4,422	4,103	319	7.8%	(d)	$662	$588	$74	12.6%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 3.1 percent in the nine months ended September 30, 2024 compared with the 2023 period.

Operating revenues increased $74 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to higher purchased power expenses ($33 million) and higher revenues from the New York electric rate plan ($32 million) and higher revenue related to the Clean Energy Act ($3 million).

Purchased power expenses increased $33 million in the nine months ended September 30, 2024 compared with the 2023 period due to higher purchased volumes ($30 million) and higher unit costs ($3 million).

Other operations and maintenance expenses increased $10 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to higher regulatory amortizations ($3 million), higher costs to comply with the New Jersey Clean Energy Act ($2 million), higher uncollectible expenses ($2 million) and higher tree trimming costs ($2 million).

Depreciation and Amortization expenses increased $5 million in the nine months ended September 30, 2024 compared with the 2023 period due to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the nine months ended September 30, 2024 compared with the 2023 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2024	September 30, 2023	Variation
Operating revenues	$193	$215	$(22)
Gas purchased for resale	51	82	(31)
Other operations and maintenance	61	60	1
Depreciation and amortization	26	22	4
Taxes, other than income taxes	25	24	1
Gas operating income	$30	$27	$3

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2024 compared with the 2023 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2024	September 30, 2023	Variation	Percent Variation		September 30, 2024	September 30, 2023	Variation	Percent Variation
Residential	8,620	7,640	980	12.8%		$133	$142	$(9)	(6.3)%
General	1,377	1,669	(292)	(17.5)		17	24	(7)	(29.2)
Firm transportation	3,869	3,783	86	2.3		29	29	—	—
Total firm sales and transportation	13,866	13,092	774	5.9	(b)	$179	$195	$(16)	(8.2)
Interruptible sales	1,411	2,656	(1,245)	(46.9)		5	4	1	25.0
Generation plants	4	4	—	—		1	—	1	Large
Other	49	312	(263)	(84.3)		1	1	—	—
Other gas revenues	—	—	—	—		7	15	(8)	(53.3)
Total	15,330	16,064	(734)	(4.6)%		$193	$215	$(22)	(10.2)%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, total firm sales and transportation volumes in O&R's service area decreased 2.3 percent in the nine months ended September 30, 2024 compared with the 2023 period.

Operating revenues decreased $22 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to a decrease in gas purchased for resale ($31 million), offset in part by a change in incentives earned under the earnings adjustment mechanisms ($4 million) and higher revenues from the New York gas rate plan ($3 million).

Gas purchased for resale decreased $31 million in the nine months ended September 30, 2024 compared with the 2023 period due to lower unit costs ($35 million), offset in part by higher purchased volumes ($4 million).

Depreciation and Amortization expenses increased $4 million in the nine months ended September 30, 2024 compared with the 2023 period due to higher gas utility plant balances.

Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased by $3 million in 2024 compared with 2023 for the nine months ended September 30, 2024. The principal components of taxes, other than income taxes, were:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2024		2023		Variation
Property taxes	$54		$53		$1
State and local taxes related to revenue receipts	10		9		1
Payroll taxes	8		7		1
Total	$72	(a)	$69	(a)	$3
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2024 and 2023 were $97 million and $93 million, respectively.

Other Income (Deductions)
Other income decreased $12 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($13 million).

Con Edison Transmission
Other Income (Deductions)
Other income (deductions) increased $24 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to higher investment income from MVP ($21 million) and New York Transco ($2 million).

Other
Income Tax Expense
Income taxes decreased $113 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to lower income before income tax expense ($244 million), primarily due to the prior year gain on the sale of all of the stock of the Clean Energy Businesses and offsetting non-recurring tax benefits principally from the recognition of unamortized investment tax credits ($133 million) recognized in 2023.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S to the Third Quarter Financial Statements. The Clean Energy Businesses’ results of operations for the nine months ended September 30, 2024 compared with the 2023 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2024	September 30, 2023	Variation
Operating revenues	$—	$129	$(129)
Gas purchased for resale	—	41	(41)
Other operations and maintenance	—	47	(47)
Taxes, other than income taxes	—	4	(4)
Operating income	$—	$37	$(37)

Net Interest Expense
Net interest expense decreased $16 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to lower unrealized gains on interest rate swaps in the 2023 period. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses and the impact on the 2023 period is shown through the date of sale. See Note R and Note S to the Third Quarter Financial Statements.

Income Tax Expense
Income taxes decreased $3 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to lower income before income tax expense ($6 million) and a decrease in the valuation allowance on deferred state net operating losses ($2 million), offset in part by lower renewable energy credits due to the sale of all of the stock of the Clean Energy Businesses on March 1, 2023 ($5 million).

Income (Loss) Attributable to Non-Controlling Interest
Loss attributable to non-controlling interest decreased $3 million in the nine months ended September 30, 2024 compared with the 2023 period primarily due to the sale of all of the stock of the Clean Energy Businesses.

Liquidity and Capital Resources
The Companies monitor the financial markets closely, including borrowing rates and daily cash collections. Increases in aged accounts receivable balances, inflationary pressure and higher interest rates have increased the amount of capital needed by the Utilities and the costs of such capital. See "Interest Rate Risk," below, "Aged Accounts Receivable Balances," above and "Capital Resources," below.

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

FERC has authorized CECONY through April 30, 2026 and O&R through July 31, 2026 to issue short-term borrowings for a period of not more than 12 months, in an amount not to exceed $4,000 million and $250 million, respectively, at prevailing market rates.

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statements of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	For the Nine Months Ended September 30,
	CECONY		O&R		Clean Energy Businesses (d)		Con Edison Transmission		Other (a)(b)		Con Edison (b)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Operating activities	$2,087	$1,221	$121	$127	$—	$—	$13	$(145)	$83	$(22)	$2,304	$1,181
Investing activities	(3,642)	(3,178)	(226)	(208)	—	(248)	(23)	(49)	2	4,035	(3,889)	352
Financing activities	450	921	121	75	—	—	(2)	212	(77)	(3,725)	492	(2,517)
Net change for the period	(1,105)	(1,036)	16	(6)	—	(248)	(12)	18	8	288	(1,093)	(984)
Balance at beginning of period	1,138	1,056	23	35	—	248	25	—	9	191	1,195	1,530
Balance at end of period (c)	$33	$20	$39	$29	$—	$—	$13	$18	$17	$479	$102	$546
Less: Balance held for sale (d)	—	—	—	—	—	—	—	—	9	6	9	6
Balance at end of period excluding held for sale	$33	$20	$39	$29	$—	$—	$13	$18	$8	$473	$93	$540
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note S to the Third Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the Third Quarter Financial Statements.
(d) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note R and Note S to the Third Quarter Financial Statements.

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

Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. Pursuant to their rate plans, the Utilities also recover from customers the amount of property taxes they will pay. The payment of property taxes by the Utilities affects the timing of cash flows and increases the amount of short-term borrowings issued by the Utilities when property taxes are due and as property taxes increase, but generally does not impact net income. See Note J to the Third Quarter Financial Statements.

In general, the Utilities suspended service disconnections during the COVID-19 pandemic and have since resumed such activities in accordance with applicable law. At September 30, 2024, CECONY's and O&R's customer accounts receivables balances of $2,904 million and $123 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,654 million and $34 million, respectively. A continued increase in accounts receivable balances has impacted and is expected to continue to impact the Companies' liquidity. See “Aged Accounts Receivable Balances,” above.

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

Net cash flows from operating activities for the nine months ended September 30, 2024 for Con Edison were $1,123 million higher than in the 2023 period. The change in net cash flows for Con Edison primarily reflects:
•an increase in accounts payable of $374 million;
•higher net deferred credits, noncurrent liabilities, leases and other regulatory liabilities balances of $371 million;
•a decrease in the revenue decoupling mechanism receivable of $157 million;
•an increase in accrued interest of $51 million;
•a decrease in other receivables and other current assets of $44 million; and
•an increase in pension and retiree benefits and contributions of $9 million.

Net cash flows from operating activities for the nine months ended September 30, 2024 for CECONY were $866 million higher than in the 2023 period. The change in net cash flows for CECONY primarily reflects:
•higher net deferred credits, noncurrent liabilities, leases and other regulatory liabilities balances of $418 million;
•a decrease in other receivables and other current assets of $241 million;
•an increase in accounts payable of $202 million; and
•a decrease in the revenue decoupling mechanism receivable of $154 million.
Offset in part by
•an increase in unbilled revenue and net unbilled revenue deferrals of ($40 million);
•an increase in materials and supplies, including fuel oil and gas in storage of ($35 million);
•a change in pensions and retiree benefits obligations of ($24 million);
•a decrease in Superfund and environmental remediation costs of ($19 million); and
•an increase in prepayments of ($15 million).

Cash Flows From (Used in) Investing Activities
The following table summarizes key components of Con Edison’s investing cash flows.

	For the Nine Months Ended September 30,
(Millions of Dollars)	2024	2023	Variance
INVESTING ACTIVITIES
Utility construction expenditures	$(3,533)	$(3,097)	$(436)
Cost of removal less salvage	(335)	(289)	(46)
Non-utility construction expenditures	—	(141)	141
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	—	3,927	(3,927)
Other investing activities	(21)	(48)	27
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	$(3,889)	$352	$(4,241)
Net cash flows from investing activities for Con Edison were $4,241 million lower for the nine months ended September 30, 2024 compared with the 2023 period. The change for Con Edison primarily reflects:
•the proceeds from the sale of all of the stock of the Clean Energy Businesses, net of cash and cash equivalents sold in the prior year of $3,927 million;
•an increase in utility construction expenditures of $436 million; and
•higher cost of removal less salvage of $46 million.
Offset in part by
•a decrease in non-utility construction expenditures of ($141 million).

The following table summarizes key components of CECONY’s investing cash flows.

	For the Nine Months Ended September 30,
(Millions of Dollars)	2024	2023	Variance
INVESTING ACTIVITIES
Utility construction expenditures	$(3,312)	$(2,894)	$(418)
Cost of removal less salvage	(330)	(284)	(46)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(3,642)	$(3,178)	$(464)
Net cash flows used in investing activities for CECONY were $464 million higher for the nine months ended September 30, 2024 compared with the 2023 period. The change for CECONY primarily reflects:
•an increase in utility construction expenditures of $418 million; and
•higher cost of removal less salvage of $46 million.

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

Cash Flows From (Used In) Financing Activities
The following table summarizes key components of Con Edison’s financing cash flows.

	For the Nine Months Ended September 30,
(Millions of Dollars)	2024	2023	Variance
FINANCING ACTIVITIES
Net payment of short-term debt	$(229)	$(1,160)	$931
Issuance of long-term debt	1,525	500	1,025
Retirement of long-term debt	—	(60)	60
Debt issuance costs	(25)	(5)	(20)
Common stock dividends	(824)	(829)	5
Issuance of common shares for stock plans	45	41	4
Repurchase of common shares	—	(1,000)	1,000
Distribution to noncontrolling interest	—	(4)	4
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	$492	$(2,517)	$3,009

Net cash flows from financing activities for Con Edison were $3,009 million higher for the nine months ended September 30, 2024 compared with the 2023 period and reflect the following transactions:
•an increase in proceeds in long-term debt of $1,025 million. In May 2024, CECONY issued $1,400 million aggregate principal amount of debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In September 2024, O&R issued $125 million aggregate principal amount of debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purchases. See Note C to the Third Quarter Financial Statements;
•the repurchase of common shares of $1,000 million in the 2023 period;
•a decrease in the net payment of short-term debt of $931 million; and
•a decrease in common stock dividends of $5 million.
Offset in part by
•an increase in debt issuance costs of ($20 million).

The following table summarizes key components of CECONY’s financing cash flows.

	For the Nine Months Ended September 30,
(Millions of Dollars)	2024	2023	Variance
FINANCING ACTIVITIES
Net payment of short-term debt	$(227)	$(502)	$275
Issuance of long-term debt	1,400	500	900
Debt issuance costs	(24)	(5)	(19)
Capital contribution by Con Edison	105	1,720	(1,615)
Dividend to Con Edison	(804)	(792)	(12)
NET CASH FLOWS FROM FINANCING ACTIVITIES	$450	$921	$(471)

Net cash flows from financing activities for CECONY were $471 million lower for the nine months ended September 30, 2024 compared with the 2023 period and reflects the following transactions:
•a decrease in contributed equity from Con Edison of $1,615 million.
Offset in part by
•an increase in proceeds in long-term debt of ($900 million) as described above; and
•a decrease in the net payment of short-term debt of ($275 million).

Cash flows from financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at September 30, 2024 and 2023 and the average daily balances for the nine months ended September 30, 2024 and 2023 for Con Edison and CECONY were as follows:

	2024		2023
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30,	Daily average	Outstanding at September 30,	Daily average
Con Edison	$2,059	$1,939	$1,880	$1,351
CECONY	$1,676	$1,487	$1,798	$1,313
Weighted average yield	5.1%	5.5%	5.5%	5.2%

Capital Resources
For each of the Companies, the common equity ratio at September 30, 2024 and December 31, 2023 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2024	December 31, 2023
Con Edison	48.3	49.1
CECONY	47.2	47.9

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at September 30, 2024 and December 31, 2023 are summarized as follows.

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
ASSETS
Current assets	$5,704	$5,981	$414	$302	$15	$25	$(53)	$229	$6,080	$6,537
Investments	692	608	23	22	417	365	4	4	1,136	999
Net plant	48,257	46,648	3,084	2,943	17	17	(1)	—	51,357	49,608
Other noncurrent assets	9,196	8,363	449	408	7	7	420	409	10,072	9,187
Total Assets	$63,849	$61,600	$3,970	$3,675	$456	$414	$370	$642	$68,645	$66,331

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$5,218	$5,694	$406	$349	$6	$5	$397	$414	$6,027	$6,462
Noncurrent liabilities	16,562	15,950	1,188	1,146	(68)	(76)	(400)	(236)	17,282	16,784
Long-term debt	22,196	20,810	1,242	1,118	—	—	—	(1)	23,438	21,927
Equity	19,873	19,146	1,134	1,062	518	485	373	465	21,898	21,158
Total Liabilities and Equity	$63,849	$61,600	$3,970	$3,675	$456	$414	$370	$642	$68,645	$66,331
(a) Other includes the parent company, Con Edison’s tax equity investments, the deferred project held for sale and consolidation adjustments. See Note S to the Third Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at September 30, 2024 were $277 million lower than at December 31, 2023. The change in current assets primarily reflects a decrease in cash and temporary cash investments ($1,105 million), offset in part by an increase in prepayments ($714 million) and accounts receivables, net of allowance for uncollectible accounts ($126 million).

Investments at September 30, 2024 were $84 million higher than at December 31, 2023. The change in investments primarily reflects increases in supplemental retirement income plan assets ($71 million) and deferred income plan assets ($12 million). See Note E to the Third Quarter Financial Statements.

Net plant at September 30, 2024 was $1,609 million higher than at December 31, 2023. The change in net plant primarily reflects an increase in electric ($1,532 million), gas ($536 million) and steam ($65 million) plant balances and an increase in construction work in progress ($520 million), offset in part by an increase in accumulated depreciation ($945 million) and a decrease in the general ($99 million) plant balance.

Other noncurrent assets at September 30, 2024 were $833 million higher than at December 31, 2023. The change in other noncurrent assets primarily reflects an increase in the regulatory assets for legacy meters ($405 million), system peak reduction and energy efficiency programs ($97 million) COVID-19 pandemic deferrals ($93 million), revenue taxes ($48 million) and electric vehicle make ready programs ($37 million). The change in regulatory assets also reflects the period's amortization of accounting costs. See Note B to the Third Quarter Financial Statements.

Current liabilities at September 30, 2024 were $476 million lower than at December 31, 2023. The change in current liabilities primarily reflects a decrease in accounts payable ($301 million), notes payable ($227 million) and a decrease in the fair value of derivative liabilities ($84 million), offset in part by an increase in accrued interest ($156 million).

Other noncurrent liabilities at September 30, 2024 were $612 million higher than at December 31, 2023. The change in other noncurrent liabilities primarily reflects an increase in the deferred income taxes and unamortized investment tax credits ($814 million) and an increase in the pensions and retiree benefits ($37 million). The increase is offset in part by a decrease in future income tax ($195 million) and deferred derivative gains - long term ($30 million). See Note B and Note E to the Third Quarter Financial Statements.

Long-term debt at September 30, 2024 was $1,386 million higher than at December 31, 2023. The change in long-term debt primarily reflects the 2024 issuances of $1,400 million of debentures. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the Third Quarter Financial Statements.

Equity at September 30, 2024 was $727 million higher than at December 31, 2023. The change in equity primarily reflects net income for the nine months ended September 30, 2024 ($1,417 million), capital contributions from Con Edison ($105 million) in 2024 and a change in stock awards ($9 million), offset in part by common stock dividends to Con Edison ($804 million) in 2024.

O&R
Current assets at September 30, 2024 were $112 million higher than at December 31, 2023. The change in current assets primarily reflects an increase in accounts receivable, net of allowance for uncollectible accounts ($23 million) (see "Aged Accounts Receivable Balances,” above), an increase in prepayments ($22 million), an increase in accounts receivable from affiliated companies ($20 million), an increase in cash and temporary cash investments ($16 million), an increase in the revenue decoupling mechanism receivable ($12 million) and an increase in accrued unbilled revenue ($7 million).

Net plant at September 30, 2024 was $141 million higher than at December 31, 2023. The change in net plant primarily reflects an increase in electric ($101 million), gas ($56 million) and general ($24 million) plant balances and an increase in construction work in progress ($25 million), offset in part by an increase in accumulated depreciation ($65 million).

Noncurrent assets at September 30, 2024 were $41 million higher than at December 31, 2023. The change in noncurrent assets primarily reflects an increase in regulatory assets ($52 million) and the fair value of derivative assets ($1 million), offset partially by a decrease in pension and retiree benefits ($12 million).

Current liabilities at September 30, 2024 were $57 million higher than at December 31, 2023. The change in current liabilities primarily reflects an increase in regulatory liabilities ($34 million) and an increase in accounts payable ($24 million).
Noncurrent liabilities at September 30, 2024 were $42 million higher than at December 31, 2023. The change in noncurrent liabilities primarily reflects an increase in deferred income taxes and unamortized investment tax credits ($43 million).

Long-term debt at September 30, 2024 was $124 million higher than at December 31, 2023. The change in long-term debt primarily reflects the 2024 issuance of $125 million of debentures. See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the Third Quarter Financial Statements.

Equity at September 30, 2024 was $72 million higher than at December 31, 2023. The change in equity primarily reflects net income for the nine months ended September 30, 2024 ($82 million), capital contributions from Con Edison ($45 million) in 2024 and a change in stock awards ($1 million), offset in part by common stock dividends to Con Edison ($51 million) in 2024 and a decrease in other comprehensive income ($5 million).

Con Edison Transmission
Current assets at September 30, 2024 were $10 million lower than at December 31, 2023. The change in current assets primarily reflects lower cash and temporary investments due to a net investment in New York Transco ($7 million).

Investments at September 30, 2024 were $52 million higher than at December 31, 2023. The increase in investments reflects additional investment and investment income in New York Transco ($32 million) and investment income from MVP ($21 million).

Equity at September 30, 2024 was $33 million higher than at December 31, 2023. The change in equity primarily reflects Con Edison Transmission's earnings ($35 million), offset in part by dividends to Con Edison ($3 million).

Environmental Matters
Clean Energy Future
New York State’s Climate Leadership and Community Protection Act

In September 2024, the NYSPSC issued an order evaluating the combined gas system long-term plan (the GSLTP) filed by the Utilities in November 2023. The order directs the Utilities to make additional filings to further the process of decarbonizing their gas systems and achieving the GHG emission reduction targets established in the CLCPA. These additional filings include, among other things, a proposal for a demand response program; a non-pipes alternatives deployment plan; a report on pipeline safety, including records to substantiate maximum allowable operating pressure in certain pipe segments; a definition of hard-to-electrify customers; reports on the benefits to, and impacts on, disadvantaged communities; and a bill impact analysis that reflects reduced natural gas usage over a 20-year period for every service classification. The order also directs the Utilities to include certain information in their annual updates to the GSLTP and in their next GSLTP, due 2027, such as increases in electric load and associated reliability impacts and a description of a scenario that meets all load growth with non-pipe alternatives rather than additional infrastructure, and for the Utilities to identify a preferred pathway among the three pathways set forth in the GSLTP.

Also in September 2024, O&R entered into a settlement agreement that is subject to approval by the FERC. The settlement agreement provides for a formula rate to the NYISO tariff to enable O&R to recover the costs and a return on equity of: (1) 10.5 percent for transmission projects that O&R exercises its right of first refusal; (2) 10.85 percent for all other transmission projects selected by the NYISO to meet a public policy transmission need; and (3) the lower of the NYSPSC-determined rates or 10.6 percent for transmission projects needed to meet local New York State climate and renewable energy goals. If approved, parties to the settlement agreement would be restricted from seeking to challenge the return on equity levels for five years.

In August 2024, CECONY entered into a settlement agreement that is subject to approval by the FERC. The settlement agreement provides for a formula rate to the NYISO tariff to enable CECONY to recover the costs and a return on equity of: (1) 10.6 percent for transmission projects that CECONY exercises its right of first refusal; (2) 10.85 percent for all other transmission projects selected by the NYISO to meet a public policy transmission need; and (3) the lower of the NYSPSC-determined rates or 10.6 percent for transmission projects needed to meet local New York State climate and renewable energy goals. If approved, parties to the settlement agreement would be restricted from seeking to challenge the return on equity levels for five years.

In August 2024, New York Transco entered into a settlement agreement for its Propel NY Energy project that is subject to approval by the FERC. Con Edison Transmission has a 41.7 percent interest in New York Transco's share of the Propel NY Energy project that is jointly owned with NYPA. The settlement agreement provides for a formula rate to the NYISO tariff to enable New York Transco to recover the costs and a return on equity of 11.3 percent (which is comprised of a 10.3 percent return on equity and 75 basis points added for risk and 25 basis points added for grid enhancement). If approved, parties to the settlement agreement would be restricted from seeking to challenge the return on equity levels until after May 31, 2030. In addition, the Propel NY Energy project will receive construction work in progress and abandoned plant incentives.

Also in August 2024, the NYSPSC issued an order instituting a proceeding that directs New York utilities, including CECONY and O&R, to proactively identify and develop grid upgrades needed to meet new demand from transportation and building heating electrification across New York State. The order directs the utilities to develop a joint filing that identifies these needs and describes, among other things, timelines, utility data assumptions, evaluation criteria, cost recovery and cost allocation for projects. The order also allows each individual utility to request approval from the NYSPSC for urgent upgrades that begin construction before the completion of the joint utilities’ proposed planning process, which is estimated to occur in the first half of 2026.

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

Energy Storage
In June 2024, the NYSPSC issued an order adopting an updated roadmap for achieving 6,000 MW of statewide energy storage resource deployment by 2030 and recognized the need for additional statewide energy storage of 12,000 MW by 2040 and 17,000 MW by 2050. The NYSPSC directed New York utilities, including CECONY and O&R, to study the potential of energy storage to provide non-market transmission and distribution services and identify services that are cost-effective compared to traditional alternatives.

Thermal Energy Networks
In April 2024, the NYSDPS approved CECONY’s and O&R’s December 2023 Stage 1 filings (Project Scope, Feasibility, and Stakeholder Engagement) for utility-scale thermal energy network pilot projects. The NYSDPS also confirmed CECONY and O&R are authorized to incur costs of $17.1 million and $4.6 million, respectively, through the completion of Stage 2 (Pilot Project Engineering Design and Customer Protection Plan). These projected costs are within the budgets proposed by CECONY and O&R of $255 million and $46 million, respectively. The remaining proposed budget amounts are subject to approval by the NYSPSC. In May 2024, CECONY filed a petition with the NYSDPS seeking $6 million for certain unaddressed costs that are necessary to complete Stage 2 of its utility thermal energy network pilot projects, in addition to the $17.1 million described above.

Superfund
Gowanus Canal
The EPA has identified 39 potentially responsible parties (PRPs) with respect to the Gowanus Canal Superfund Site, including CECONY (which the EPA indicated has facilities that may be a source of PCBs at the site). Certain federal agencies and the NYSDEC also notified potentially responsible parties (PRPs), including CECONY, of their intent to perform a natural resource damage assessment for the Gowanus Canal Superfund Site.

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

In the third quarter of 2024, dredging and stabilization was largely completed in the upper segment of the Gowanus Canal Superfund Site, as set forth in the January 2020 order, at a cost of approximately $260 million.

In October 2024, a PRP filed a lawsuit against the other PRPs, including CECONY, with respect to the Gowanus Canal Superfund Site. The plaintiff asserts claims pursuant to the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the New York Navigation Law for cleanup costs incurred, and to be incurred, by the plaintiff at the site.

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

Electric Reliability Needs
CECONY and O&R monitor the adequacy of the electric capacity resources and related developments in their service areas, and work with other parties on long-term resource adequacy and transmission security within the framework of the NYISO reliability planning process. CECONY has identified and developed a solution for a local reliability need that may begin as soon as the summer of 2026. In October 2024, the NYISO issued its 2024 Reliability Needs Assessment (RNA) that identifies a bulk power system electric reliability need in New York City beginning in the summer of 2033 primarily driven by forecasted increases in peak demand and the assumed retirement of NYPA small gas generating plants as required by New York State law. Following approval of the 2024 RNA by the NYISO board, the NYISO is expected to issue a solicitation for both market-based and regulated solutions. CECONY, as the Responsible Transmission Owner, would propose a regulated backstop solution.

Con Edison Transmission
Con Edison Transmission owns a 45.7 percent interest in New York Transco that is comprised of: a 45.7 percent interest in New York Transco's Transmission Owner Transmission Solutions (TOTS) projects; a 45.7 percent interest in New York Transco’s New York Energy Solution (NYES) project; and a 41.7 percent interest in New York Transco’s share of the Propel NY Energy project. Con Edison Transmission also owns a 71.2 percent interest in Honeoye Storage Corporation (Honeoye) and its interest in Mountain Valley Pipeline, LLC (MVP) is expected to be approximately 6.6 percent. See “Environmental Matters - Clean Energy Future - New York State’s Climate Leadership and Community Protection Act,” above.

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

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the construction expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at September 30, 2024, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $12 million and $10 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

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

Con Edison estimates that, as of September 30, 2024, a 10 percent decline in market prices would result in a decline in fair value of $148 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $136 million is for CECONY and $12 million is for O&R. As of September 30, 2023, Con Edison estimated that a 10 percent decline in market prices would result in a decline in fair value of $177 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $165 million is for CECONY and $12 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

The Companies’ current investment policy for pension plan assets includes investment targets of 26 to 30 percent equity securities, 42 to 60 percent debt securities and 14 to 30 percent alternatives. At September 30, 2024, the pension plan investments consisted of 28 percent equity securities, 51 percent debt securities and 21 percent alternatives.

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

Item 5: Other Information
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: November 7, 2024	By	/s/ Kirkland B. Andrews
Kirkland B. Andrews Senior Vice President, Chief Financial Officer and Duly Authorized Officer