Form 10-K
period 2024-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2025-02-20
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
Commission File Number 1-1217
Consolidated Edison Company of New York, Inc.
Exact name of registrant as specified in its charter
and principal office address and telephone number

New York	13-5009340
State of Incorporation	I.R.S. Employer ID. Number

4 Irving Place,
New York,	New York	10003

(212)	460-4600
 ___________________________________________________

CON EDISON ANNUAL REPORT 2024	1

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Consolidated Edison, Inc.,	ED	New York Stock Exchange
Common Shares ($.10 par value)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Consolidated Edison, Inc. (Con Edison)	Yes	☒	No	☐
Consolidated Edison Company of New York, Inc. (CECONY)	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒
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

Con Edison	Yes	☒	No	☐
CECONY	Yes	☒	No	☐

2	CON EDISON ANNUAL REPORT 2024

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

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2024, was approximately $30.8 billion.
As of January 31, 2025, Con Edison had outstanding 346,711,639 Common Shares ($.10 par value).
All of the outstanding common equity of CECONY is held by Con Edison.

Documents Incorporated By Reference
Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 19, 2025, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2024, is incorporated in Part III of this report.
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

CON EDISON ANNUAL REPORT 2024	3

Glossary of Terms
The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., a former subsidiary of Con Edison
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

4	CON EDISON ANNUAL REPORT 2024

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
Mlb	Thousands of pounds
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced Metering Infrastructure
CLCPA	Climate Leadership and Community Protection Act
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019 and any mutations or variants thereof
DER	Distributed energy resources
DG	Distributed generation
Fitch	Fitch Ratings
IRA	The federal Inflation Reduction Act, as enacted on August 16, 2022
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017

CON EDISON ANNUAL REPORT 2024	5

6	CON EDISON ANNUAL REPORT 2024

CON EDISON ANNUAL REPORT 2024	7

Introduction
This introduction contains certain information about Con Edison and its subsidiaries, including CECONY. This introduction is not a summary and should be read together with, and is qualified in its entirety by reference to, the more detailed information appearing elsewhere or incorporated by reference in this report.
Con Edison’s mission is to provide energy services to our customers safely, reliably, efficiently and in keeping with our vision for a clean energy future; to provide an inclusive workplace that embraces our diverse experiences and backgrounds, and allows employees to realize their full potential; to provide a fair return to our investors; and to improve the quality of life in the communities we serve. Con Edison has ongoing programs designed to support each component of its mission, including initiatives focused on safety, operational excellence and the customer experience.
Con Edison is a holding company that owns:

•Consolidated Edison Company of New York, Inc. (CECONY), which provides electric service and gas service in New York City and Westchester County and steam service in parts of Manhattan;
•Orange & Rockland Utilities, Inc., which along with its New Jersey electric utility subsidiary, Rockland Electric Company (together referred to herein as O&R), provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York (O&R, together with CECONY referred to as the Utilities); and
•Con Edison Transmission, Inc., which through its subsidiaries, invests in electric transmission projects and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects (Con Edison Transmission, Inc., together with its subsidiaries referred to as Con Edison Transmission).
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

Significant Developments and Outlook
•Con Edison reported 2024 net income for common stock of $1,820 million or $5.26 a share compared with $2,519 million or $7.25 a share in 2023. Adjusted earnings (non-GAAP) were $1,868 million or $5.40 a share in 2024 compared with $1,762 million or $5.07 a share in 2023. See “Results of Operations” in Item 7 and “Non-GAAP Financial Measures” below.
•In 2024, the Utilities invested $4,699 million to upgrade and reinforce their energy delivery systems and Con Edison Transmission invested $29 million primarily in electric transmission. For 2025, 2026, 2027, 2028 and 2029, the Utilities expect to invest $5,079 million, $7,973 million, $8,161 million, $8,310 million and $7,665 million, respectively, for their energy delivery systems and Con Edison Transmission expects to invest $43 million, $94 million, $107 million, $113 million and $113 million, respectively, primarily in electric transmission. See "Capital Requirements and Resources - Capital Requirements" in Item 1.
•Con Edison Transmission is considering strategic alternatives with respect to its investment in Mountain Valley Pipeline, LLC (MVP) and both Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye Storage Corporation (Honeoye). See “Con Edison Transmission” in Item 1.

•Con Edison plans to meet its capital requirements for 2025 through 2029 through internally-generated funds and the issuance of long-term debt and common equity. See “Capital Requirements and Resources - Capital Requirements” in Item 1. Con Edison's plans include the issuance of up to $1,750 million of long-term debt in 2025 and up to $3,800 million of long-term debt in 2026, including for maturing securities, at the Utilities and approximately $9,100 million in aggregate of long-term debt, including for maturing securities, at the Utilities during 2027 through 2029. Con Edison plans to issue up to $1,350 million of common equity in 2025 which includes the physical settlement of the estimated $677 million available under its December 2024 equity forward transaction, in addition to equity issued under its dividend reinvestment, employee stock purchase and long-term incentive plans. See “Common Stock” in Note C to the financial statements in item 8. Con Edison

8	CON EDISON ANNUAL REPORT 2024

also plans to issue common equity of approximately $1,850 million in 2026 and up to $4,300 million in aggregate during 2027 through 2029, in addition to equity issued under its dividend reinvestment, employee stock purchase and long-term incentive plans. Con Edison’s estimates of its capital requirements and related financing plans reflect information available and assumptions at the time the statements are made and include, among other things, the assumptions that the Utilities’ forecasted capital expenditures and financing plans through 2029 are approved by the New York State Public Service Commission (NYSPSC). Con Edison’s financing plans do not include the impact, if any, that may result from its evaluation of strategic alternatives with respect to MVP and Honeoye. See “Con Edison Transmission” in Item 1. Actual developments and the timing and amount of funding may differ materially.

•CECONY forecasts average annual increase in peak demand in its service area at design conditions over the next five years for electricity and gas to be approximately 1 percent and 0.1 percent, respectively, and an average annual decrease in steam peak demand in its service area at design weather conditions over the next five years to be approximately 0.4 percent. O&R forecasts an average annual increase in electric peak demand in its service area at design conditions over the next five years to be approximately 3.6 percent and an average annual decrease in gas peak demand in its service area over the next five years at design conditions to be approximately 0.1 percent. See “The Utilities” in Item 1.

•Pursuant to their current electric and gas rate plans, CECONY and O&R recorded $62 million ($46 million after-tax) and $4 million ($3 million after-tax) of revenues for the year ended December 31, 2024, respectively, of earnings adjustment mechanisms and positive incentives, primarily reflecting the achievement of certain energy efficiency measures, as compared with $43 million ($32 million after-tax) and $2 million ($1 million after-tax) for CECONY and O&R, respectively, for the year ended December 31, 2023, and $53 million ($39 million after-tax) and $3 million ($2 million after-tax) for CECONY and O&R, respectively, for the year ended December 31, 2022. See "Rate Plans" in Note B to the financial statements in Item 8.

•In May 2024, the NYSPSC issued an order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system to the extent those costs exceeded the $421 million cap established in CECONY’s 2020 – 2022 electric and gas rate plans. CECONY’s final costs for the new system were $510 million ($89 million above the $421 million cap in the rate plans). In May 2024, CECONY expensed incremental costs of $51 million for the new system that were previously capitalized, in addition to a $38 million reserve established at December 31, 2023. In June 2024, CECONY filed a petition for rehearing with the NYSPSC. See “Other Regulatory Matters” in Note B to the financial statements in Item 8.

•In November 2024, O&R, the New York State Department of Public Service (NYSDPS) and other parties entered into a joint proposal for new electric and gas rate plans for the three-year period January 1, 2025 through December 31, 2027. The joint proposal is subject to NYSPSC approval. See “Rate Plans” in Note B to the financial statements in Item 8.

•The NYSPSC continued its focused operations audit of the Utilities' financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes related to the calculation of plant retirement-related cost of removal. See "Other Regulatory Matters" in Note B to the financial statements in Item 8.

•In January 2025, CECONY filed requests with the NYSPSC for electric and gas rate increases of $1,612 million and $441 million, respectively, effective January 2026. See "Rate Plans" in Note B to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2024	9

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
The "About Us - Corporate Governance" section of Con Edison’s website includes the company’s Standards of Business Conduct (its code of ethics) and amendments or waivers of the standards for executive officers or directors, corporate governance guidelines and the charters of the following committees of the company’s Board of Directors: Audit Committee, Corporate Governance and Nominating Committee, Management Development and Compensation Committee, and Safety, Environment, Operations and Sustainability Committee. This information is available in print to any shareholder who requests it. Requests should be directed to: Corporate Secretary, Consolidated Edison, Inc., 4 Irving Place, New York, NY 10003.
The "About Us - Sustainability Report” section of Con Edison’s website includes “Leading the Clean Energy Transition,” the company’s 2023 sustainability report.
Information on the Companies’ websites is not incorporated herein and is not part of this report.
Forward-Looking Statements
This report contains forward-looking statements that are intended to qualify for the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements of future expectation and not facts. Words such as "forecasts," "expects," "estimates," "anticipates," "intends," "believes," "plans," "will," "target," "guidance," "potential," "goal", "consider" and similar expressions identify forward-looking statements. The forward-looking statements reflect information available and assumptions at the time the statements are made, and accordingly, speak only as of that time. Actual results or developments might differ materially from those included in the forward-looking statements because of various factors including, but not limited to, those discussed under “Risk Factors,” in Item 1A.

Non-GAAP Financial Measures
Adjusted earnings and adjusted earnings per share are financial measures that are not determined in accordance with generally accepted accounting principles in the United States of America (GAAP). These non-GAAP financial measures should not be considered as an alternative to net income for common stock or net income per share, respectively, each of which is an indicator of financial performance determined in accordance with GAAP. Adjusted earnings and adjusted earnings per share exclude from net income for common stock and net income per share, respectively, certain items that the company does not consider indicative of its ongoing financial performance. Management uses these non-GAAP financial measures to facilitate the analysis of Con Edison's financial performance as compared to its internal budgets and previous financial results and to communicate to investors and others the company’s expectations regarding its future earnings and dividends on its common stock. Management believes that these non-GAAP financial measures are also useful and meaningful to investors to facilitate their analysis of the company's financial performance. The following table is a reconciliation of Con Edison’s reported net income for common stock to adjusted earnings and reported earnings per share to adjusted earnings per share.

10	CON EDISON ANNUAL REPORT 2024

(Millions of Dollars, except per share amounts)	2024	2023	2022
Reported net income for common stock – GAAP basis	$1,820	$2,519	$1,660

Loss (gain) and other impacts related to the sale of the Clean Energy Businesses (pre-tax) (a) (b)	63	(887)	(13)
Income taxes (c)	(13)	113	127
Loss (gain) and other impacts related to the sale of the Clean Energy Businesses (net of tax) (a) (b)	50	(774)	114
HLBV effects (pre-tax) (d)	4	11	(61)
Income taxes (e)	(1)	(3)	19
HLBV effects (net of tax) (d)	3	8	(42)
Net mark-to-market effects (pre-tax)	—	13	(181)
Income taxes (f)	—	(4)	56
Net mark-to-market effects (net of tax)	—	9	(125)
Remeasurement of deferred state taxes related to dispositions prior to 2022 (net of federal taxes)	—	—	13
Remeasurement of deferred state taxes related to dispositions prior to 2022 (net of federal taxes)	—	—	13
Accretion of the basis difference of Con Edison's equity investment in Mountain Valley Pipeline, LLC (pre-tax) (g)	(6)	—	—
Income taxes (g)	1	—	—
Accretion of the basis difference of Con Edison's equity investment in Mountain Valley Pipeline, LLC (net of tax) (g)	(5)	—	—

Adjusted earnings (Non-GAAP)	$1,868	$1,762	$1,620

Reported earnings per share – GAAP basis (basic)	$5.26	$7.25	$4.68

Loss (gain) and other impacts related to the sale of the Clean Energy Businesses (pre-tax) (a) (b)	0.18	(2.55)	(0.03)
Income taxes (c)	(0.04)	0.33	0.35
Loss (gain) and other impacts related to the sale of the Clean Energy Businesses (net of tax) (a) (b)	0.14	(2.22)	0.32
HLBV effects (pre-tax) (d)	0.01	0.02	(0.17)
Income taxes (e)	—	(0.01)	0.05
HLBV effects (net of tax) (d)	0.01	0.01	(0.12)
Net mark-to-market effects (pre-tax)	—	0.04	(0.51)
Income taxes (f)	—	(0.01)	0.16
Net mark-to-market effects	—	0.03	(0.35)
Remeasurement of deferred state taxes related to dispositions prior to 2022 (net of federal taxes)	—	—	0.04
Remeasurement of deferred state taxes related to dispositions prior to 2022 (net of federal taxes)	—	—	0.04
Accretion of the basis difference of Con Edison's equity investment in Mountain Valley Pipeline, LLC (pre-tax) (g)	(0.01)	—	—
Income taxes (g)	—	—	—
Accretion of the basis difference of Con Edison's equity investment in Mountain Valley Pipeline, LLC (net of tax) (g)	(0.01)	—	—

Adjusted earnings per share (Non-GAAP)	$5.40	$5.07	$4.57

a.On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.
b.The loss (gain) and other impacts related to the sale of all of the stock of the Clean Energy Businesses were adjusted during the year ended December 31, 2024 ($0.18 a share and $0.13 a share net of tax or $62 million and $46 million net of tax) to reflect closing adjustments. The gain and other impacts related to the sale of the Clean Energy Businesses for the year ended December 31, 2023 is comprised of the gain on the sale of the Clean Energy Businesses ($(2.49) a share and $(2.21) a share net of tax or $(865) million and $(767) million net of tax), transaction costs and other accruals ($0.05 a share and $0.04 a share net of tax or $19 million and $14 million net of tax) and the effects of ceasing to record depreciation and amortization expenses on the Clean Energy Businesses’ assets ($(0.11) a share and $(0.07) a share net of tax or $(41) million and $(28) million net of tax). The impacts related to the sale of the Clean Energy Businesses is comprised of: transaction costs ($0.14 a share and $0.10 a share net of tax or $48 million and $35 million net of tax) and the effects of ceasing to record depreciation and amortization expenses on the Clean Energy Businesses’ assets ($(0.17) a share and $(0.12) a share net of tax or $(61) million and $(42) million net of tax) for the year ended December 31, 2022.
c.Amounts shown include the impact of the changes in state unitary tax apportionments ($0.01 a share net of federal taxes or $3 million net of federal taxes) for the year ended December 31, 2024 and ($0.02 a share net of federal taxes or $7 million net of federal taxes) for the year ended December 31, 2023. The amount of income taxes for transaction costs and other accruals and the effects of ceasing to record depreciation and amortization expenses were calculated using a combined federal and state income tax rate of 27 percent and 32 percent, respectively, for the year ended December 31, 2023. The amount of income taxes for the gain on the sale of the Clean Energy Businesses had an effective tax rate of 26 percent for the year ended December 31, 2024 and 11 percent for the year ended December 31, 2023. Amounts shown include the impact of the remeasurement of deferred state taxes and the valuation allowance for deferred tax assets ($0.34 a share net of federal taxes or $121 million net of federal taxes) for the year ended December 31, 2022. The amount of income taxes for transaction costs and the effects of ceasing to record depreciation and amortization expenses was calculated using a combined federal and state income tax rate of 27 percent and 31 percent for the year ended December 31, 2022, respectively.
d.The loss (income) attributable to the non-controlling interest of a tax-equity investor in renewable electric projects accounted for under the hypothetical liquidation at book value (HLBV) method of accounting. See Note S to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2024	11

e.The amount of income taxes was calculated using a combined federal and state income tax rate of 24 percent, 25 percent and 31 percent, for the year ended December 31, 2024, 2023 and 2022, respectively.
f.The amount of income taxes was calculated using a combined federal and state income tax rate of 32 percent and 31 percent for the year ended December 31, 2023 and 2022, respectively.
g.The amount of income taxes was calculated using a combined federal and state income tax rate of 22 percent for the year ended December 31, 2024. See "Investments in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8.

12	CON EDISON ANNUAL REPORT 2024

Item 1:    Business

CON EDISON ANNUAL REPORT 2024	13

Incorporation By Reference
Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

14	CON EDISON ANNUAL REPORT 2024

PART I

Item 1:    Business

Overview
Consolidated Edison, Inc. (Con Edison), incorporated in New York State in 1997, is a holding company that owns all of the outstanding common stock of Consolidated Edison Company of New York, Inc. (CECONY), Orange and Rockland Utilities, Inc. (O&R) and Con Edison Transmission, Inc. As used in this report, the term the “Companies” refers to Con Edison and CECONY, and the term the “Utilities” refers to CECONY and O&R.

Con Edison

CECONY	O&R	Con Edison Transmission
•RECO
Con Edison’s principal business operations are those of CECONY, O&R and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission, through its subsidiaries, invests in electric transmission projects and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects. Con Edison Transmission is considering strategic alternatives with respect to its investment in Mountain Valley Pipeline, LLC (MVP) and both Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye Storage Corporation (Honeoye). See “Con Edison Transmission” in Item 1.

Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and electric transmission projects. The company invests to provide reliable, resilient, safe and clean energy critical for its New York and New Jersey customers. Con Edison is a responsible neighbor, helping the communities it serves become more sustainable.

CECONY
Electric
CECONY provides electric service to approximately 3.7 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 15,494 MMlb of steam annually to approximately 1,520 customers in parts of Manhattan.

CON EDISON ANNUAL REPORT 2024	15

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

Con Edison Transmission
Con Edison Transmission, through its subsidiaries, invests in electric transmission projects and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects. Con Edison Transmission is considering strategic alternatives with respect to its investment in Mountain Valley Pipeline, LLC (MVP) and both Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye Storage Corporation (Honeoye). See “Con Edison Transmission,” below.

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

New York Utility Industry
Restructuring in the 1990s
In the 1990s, the NYSPSC restructured the electric utility industry in the state. In accordance with NYSPSC orders, the Utilities sold all of their electric generating facilities other than those that also produce steam for CECONY’s steam business (see "Electric Operations – Electric Facilities," below) and provided all of their customers the choice to buy electricity or gas from the Utilities or other suppliers (see "Electric Operations – Electric Sales and Deliveries" and "Gas Operations – Gas Sales and Deliveries," below). In 2024, 58 percent of the electricity and 32 percent of the gas CECONY delivered to its customers, and 46 percent of the electricity and 21 percent of the gas O&R delivered to its customers, was purchased by the customers from other suppliers. In addition, the Utilities no longer control or operate their bulk power electric transmission facilities. See “New York Independent System Operator (NYISO),” below.
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

16	CON EDISON ANNUAL REPORT 2024

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
The utilities’ rate plans cover specified periods, but rates determined pursuant to a plan generally continue in effect until a new rate plan is approved by the state utility regulator. In New York, either the utility or the NYSPSC can commence a proceeding for a new rate plan, and a new rate plan filed by the utility will generally take effect automatically in approximately 11 months unless prior to such time the NYSPSC approves a rate plan. The NYSPSC may request that the utility agree to suspend its request for new rates beyond the 11-month period, but if the utility agrees then the NYSPSC typically allows the utility to recover its new rates as if they went into effect at the 11-month date.
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

CON EDISON ANNUAL REPORT 2024	17

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
Each New York electric utility is required to submit to the NYSPSC annually an emergency response plan for the reasonably prompt restoration of service in the case of widespread outages in the utility’s service territory due to storms or other events beyond the control of the utility. If, after evidentiary hearings or other investigatory proceedings, the NYSPSC finds that the utility failed to reasonably implement its plan during an event, the NYSPSC may impose penalties or deny recovery of any part of the service restoration costs caused by such failure. In April 2024, the NYSPSC approved CECONY’s and O&R's emergency response plans. In December 2024, CECONY and O&R each submitted updated emergency response plans for 2025.

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

Federal Regulation
In January 2025, a series of executive orders and presidential memoranda were issued (collectively, Presidential Actions) designed to address areas such as environmental and energy regulations and domestic energy production, among other things. The Companies are monitoring these actions closely in an effort to understand any potential impact on the Companies. The Companies are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may result from the Presidential Actions.

Federal Energy Regulatory Commission (FERC)
The Federal Energy Regulatory Commission (FERC), among other things, regulates the transmission and wholesale sales of electricity in interstate commerce and the transmission and sale of natural gas for resale in interstate commerce. In addition, the FERC can impose substantial penalties, including penalties for violations of reliability and cybersecurity rules. Certain activities of the Utilities and Con Edison Transmission are subject to the jurisdiction of the FERC. The Utilities are subject to regulation by the FERC with respect to electric transmission rates and to regulation by the NYSPSC with respect to electric and gas retail commodity sales and local delivery service. As a matter of practice, the NYSPSC has approved delivery service rates for the Utilities that include both transmission and distribution costs. The FERC also authorizes the Utilities' short-term borrowings. The electric and gas transmission projects in which Con Edison Transmission invests are also subject to regulation by the FERC. See “Con Edison Transmission,” below.

18	CON EDISON ANNUAL REPORT 2024

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

Cyber Regulation
The Companies are subject to cyber regulation by federal agencies, including FERC, the Transportation Security Agency and the Cybersecurity and Infrastructure Security Agency. The Utilities are subject to cyber regulation by the NYSPSC, that under the New York Public Service Law, is authorized to evaluate annually the utility’s customer privacy protections, including, but not limited to, customer electric and gas consumption data, and protection of critical energy infrastructure. In March 2023, the New York State legislature amended the New York State Public Service Law, directing the NYSPSC to develop rules to direct electric and gas utilities to, among other things, (i) protect customer privacy, including customer consumption data, from unauthorized disclosure; (ii) develop and implement tools to monitor operational control networks to detect unauthorized network behavior; and (iii) mandate that utilities’ emergency response plans include cyberattack response plans. In December 2024, the NYSPSC and the NYSDPS prepared a report on their review of New York gas and electric utilities’ compliance with the New York Public Service Law referenced above and their cybersecurity posture for operational and informational technology systems that manage operations and hold private customer data. The NYSPSC recommended adoption of specific cybersecurity regulations to enhance and codify standards and practices in these areas, which will be developed and implemented in a future proceeding. O&R’s subsidiary, RECO, is subject to cyber regulation by the NJBPU. See “The Companies Are Extensively Regulated And May Be Subject To Penalties” and "A Cyber Attack Could Adversely Affect the Companies" in Item 1A and Item 1C: Cybersecurity.

Competition
The subset of distributed energy resources (DER) that produce electricity is collectively called distributed generation (DG). DG includes solar energy production facilities, fuel cells, and micro-turbines, and provides an alternative source of electricity for the Utilities’ electric delivery customers. Energy storage, though not a form of DG, is also a source of electricity for the Utilities’ electric delivery customers. Typically, customers with DG remain connected to the utility’s delivery system and do not pay a different rate. Gas delivery customers have electricity, oil and propane as alternatives, and steam customers have electricity, oil and natural gas as alternative sources for heating and cooling their buildings. Micro-grids and community-based micro-grids enable DG to serve multiple locations and multiple customers. Demand reduction and energy efficiency investments provide ways for energy consumers within the Utilities’ service areas to lower their energy usage. The Companies expect DERs and electric alternatives to gas and steam, to increase, and for gas and steam usage to decrease, as the Climate Leadership and Community Protection Act (CLCPA) enacted by New York State and the Climate Mobilization Act enacted by New York City continue to be implemented. See “Environmental Matters – Clean Energy Future,” below. CECONY’s smart solutions for gas customers include energy efficiency and heating electrification programs. See “CECONY- Gas Operations - Gas Peak Demand,” below. The following table shows the aggregate capacities of the DG projects connected to the Utilities’ distribution systems at the end of the last five years:

CON EDISON ANNUAL REPORT 2024	19

Technology	CECONY					O&R
Total MW, except project number	2024	2023	2022	2021	2020	2024	2023	2022	2021	2020
Internal-combustion engines	175	160	157	155	146	3	3	3	3	3
Photovoltaic solar	680	579	487	398	327	283	243	213	183	154
Battery energy storage	90	47	25	18	13	49	36	25	11	6
Gas turbines	61	61	61	61	60	20	20	20	20	20
Micro turbines	25	24	24	23	21	1	1	1	1	1
Fuel cells	47	46	45	30	30	—	—	—	—	—
Steam turbines	6	6	6	6	6	—	—	—	—	—
Landfill	—	—	—	—	—	2	2	2	2	2
Total distribution-level DG	1,085	924	805	692	606	358	305	264	220	186
Number of DG projects	75,845	65,292	53,131	43,507	36,192	15,849	14,201	12,448	10,913	9,643

The Utilities do not consider it reasonably likely that another company would be authorized to provide utility delivery service of electricity, gas or steam where the Utilities already provide service. Any such other company would need to obtain NYSPSC consent, satisfy applicable local requirements, install facilities to provide the service, meet applicable services standards and charge customers comparable taxes and other fees and costs imposed on the service. A new delivery company would also be subject to extensive ongoing regulation by the NYSPSC. See “Utility Regulation – State Utility Regulation – Regulators,” above, "The Companies Are Extensively Regulated And May Be Subject To Substantial Penalties" in Item 1A and “Other Regulatory Matters” in Note B to the financial statements in Item 8. Con Edison Transmission invests in electric transmission projects and manages both electric and gas assets while seeking to develop electric transmission projects, the current and prospective customers of which may have competitive alternatives. See "Con Edison Transmission," below.

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

Electric Operations
Electric Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $23,770 million and $23,238 million at December 31, 2024 and 2023, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $4,703 million and $4,333 million at December 31, 2024 and 2023, respectively, and for its portion of the steam-electric generation facilities, the costs for utility plant, net of accumulated depreciation, were $577 million and $580 million, at December 31, 2024 and 2023, respectively. See "CECONY – Steam Operations – Steam Facilities," below.

Distribution Facilities
CECONY owns 63 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2024, the company’s distribution system had a transformer capacity of 32,496 MVA, with 37,935 miles of overhead distribution lines and 98,898 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States.

Transmission Facilities
CECONY’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2024, the company owned or jointly owned 490 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 760 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 40 transmission substations and 63 area stations are supplied by circuits operated at 69 kV and above. CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas, Eversource Energy, Long Island Power Authority, NYPA, New York Transco and Public Service Electric and Gas Company.

20	CON EDISON ANNUAL REPORT 2024

Generating Facilities
CECONY’s electric generating facilities consist of plants located in Manhattan whose primary purpose is to produce steam for the company's steam business and also co-produce electricity. The facilities have a combined electric nameplate capacity of approximately 634 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2025 for use in these facilities.

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

	Year Ended December 31,
	2024	2023	2022	2021	2020
Electric Energy Delivered (millions of kWh)
CECONY full service customers	22,272	22,657	22,547	20,710	20,544
Delivery service for retail choice customers	20,715	20,315	21,116	21,549	22,000
Delivery service to NYPA customers and others	9,440	9,284	9,357	9,069	9,027
Total Deliveries in Franchise Area	52,427	52,256	53,020	51,328	51,571
Electric Energy Delivered ($ in millions)
CECONY full service customers	$7,178	$6,305	$6,192	$5,299	$4,804
Delivery service for retail choice customers	2,697	2,394	2,526	2,613	2,391
Delivery service to NYPA customers and others	849	758	715	683	638
Other operating revenues	(7)	621	318	211	270
Total Deliveries in Franchise Area	$10,717	$10,078	$9,751	$8,806	$8,103
Average Revenue per kWh Sold (Cents)
Residential	$35.7	$30.1	$28.8	$27.3	$26.1
Commercial and industrial	$28.3	$25.4	$26.0	$23.5	$20.2
For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in CECONY’s service area typically occurs during the summer air conditioning season. CECONY’s 2024 service area actual hourly peak demand (June-August) was 11,822 MW, which occurred on July 16, 2024. At “Design Weather Conditions,” electric peak demand in CECONY’s service area would have been approximately 12,540 MW. Design Weather Conditions for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, Design Weather Conditions do not include these programs' potential impact. However, the CECONY forecasted hourly peak demand at Design Weather Conditions does include the impact of certain demand reduction programs. The company estimates that, under Design Weather Conditions, the 2025 service area hourly peak demand will be 12,610 MW. As of January 2025, the company forecasts an average annual increase in hourly electric peak demand in its service area at Design Weather Conditions over the next five years to be approximately 1 percent per year due to the anticipated increase in electric vehicles in CECONY's service territory, among other things, offset by the effect of certain energy efficiency programs. The five-year forecast in peak demand is used by the company for electric supply and capital expenditures planning purposes.

Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2024 was purchased through the wholesale electricity market administered by the NYISO. The company expects that resources will again be adequate to meet

CON EDISON ANNUAL REPORT 2024	21

the requirements of its customers in 2025. The company plans to meet its continuing obligation to supply electricity to its full-service customers through a combination of electricity purchased under contract, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for electric generating capacity, see Notes I and Q to the financial statements in Item 8. To reduce the volatility of its full-service customers’ electric energy costs, the company enters into derivative transactions to hedge the costs of a portion of its expected purchases through the NYISO’s wholesale electricity market.
CECONY owns generating stations in New York City associated primarily with its steam system and local reliability support. The generating stations have a combined electric nameplate capacity of approximately 780 MW. For information about electric generating capacity owned by the company, see “Electric Operations – Electric Facilities – Generating Facilities,” above.

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

In 2019, the New York State Department of Environmental Conservation issued regulations (Peaker Rule) that may require the retirement or seasonal unavailability of fossil-fueled electric generating units owned by CECONY and others in New York City. The Peaker Rule limits nitrous oxides emissions during the ozone season from May through September and affects older peaking units that are generally located downstate and needed during periods of high electric demand or for local reliability purposes. Compliance with the Peaker Rule would impact approximately 1,700 MW (nameplate capacity) of generating units in CECONY's service territory (including 70 MW owned by CECONY), of which approximately 989 MW (including 70 MW owned by CECONY) have since been retired or limited operation. An additional 709 MW (in nameplate capacity) of peaker plants were expected to become unavailable beginning May 1, 2025. In July 2023, the NYISO found an electric reliability need beginning in the summer of 2025 in CECONY’s New York City territory primarily driven by forecasted increases in peak demand and the unavailability of units impacted by the Peaker Rule. In November 2023, after soliciting and evaluating both regulated and market-based solutions, the NYISO determined that there were no viable and sufficient solutions submitted that meet the reliability need in 2025. As a result, the NYISO stated that it may temporarily retain 672 MW of the remaining units impacted by the Peaker Rule until May 2027 to ensure the continued reliability of electric service in New York City.

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

In April 2023, the NYSPSC approved CECONY’s December 2022 petition seeking cost recovery approval for a proposed clean energy hub in Brooklyn, New York (Brooklyn Clean Energy Hub). The Brooklyn Clean Energy Hub primarily addresses an identified reliability need in 2028 due to a forecasted increase in electric demand. Construction began in September 2023 and is expected to be completed by 2028.

In January 2024, the NYSPSC approved CECONY's August 2023 petition requesting authorization and cost recovery to construct two new substations in Jamaica, Queens (the Idlewild Project) that is in addition to the capital expenditures approved in CECONY's 2023 electric rate plan. The project is expected to be completed by May 2028 to meet anticipated reliability needs and to support New York State’s goals set forth in the CLCPA. CECONY estimates that construction will cost $1,200 million.

Capital expenditures approved in CECONY’s 2023 electric rate plan to address identified reliability needs in New York City include CECONY’s projects to: transfer electric customers from its Brownsville substation to its Glendale substation (estimated completion in 2026); and to build a transmission feeder between Vernon and Newtown (estimated completion in 2026). CECONY’s January 2025 electric rate case filing requested approval to add the costs for the Gateway Park area substation (estimated completion in 2028) into its base rates.

22	CON EDISON ANNUAL REPORT 2024

In November 2024, the NYISO issued its 2024 Reliability Needs Assessment (RNA) that identifies a bulk power system electric reliability need in New York City beginning in the summer of 2033 and increasing in the summer of 2034 that is primarily driven by a combination of forecasted increases in peak demand and the assumed retirement of the NYPA small gas plants. In 2025, the NYISO is expected to issue a solicitation for both market-based and regulated solutions. CECONY, as the Responsible Transmission Owner, would propose a regulated backstop solution. Additionally, CECONY identified and developed a solution for a local reliability need reported in the RNA that may begin as soon as the summer of 2026 in the Greenwood 138 kV transmission load area. As with other local reliability needs, this need will be addressed through CECONY’s local transmission and distribution plans, which are included in its January 2025 electric rate case filing.

Gas Operations
Gas Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $11,830 million and $11,226 million at December 31, 2024 and 2023, respectively.

Natural gas is delivered by interstate pipelines to CECONY at various points in or near its service territory and is distributed to customers by the company through an estimated 4,384 miles of mains and 379,888 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York. The plant can store 1,062 MDt of which a maximum of about 240 MDt can be withdrawn per day. The company has approximately 1,226 MDt of additional natural gas storage capacity available to it at a field in upstate New York, owned and operated by Honeoye, a corporation 71.2 percent owned by Con Edison Transmission and 28.8 percent owned by CECONY. Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye.

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

CON EDISON ANNUAL REPORT 2024	23

	Year Ended December 31,
	2024	2023	2022	2021	2020
Gas Delivered (MDt)
Firm sales
Full service	74,503	77,525	85,246	81,637	78,515
Firm transportation	71,521	72,740	75,172	76,765	76,614
Total Firm Sales	146,024	150,265	160,418	158,402	155,129
Interruptible sales	2,959	7,892	6,098	5,927	8,482
Total Gas Delivered to CECONY Customers	148,983	158,157	166,516	164,329	163,611
Transportation of customer-owned gas
NYPA	56,291	53,541	45,085	43,094	41,577
Other (mainly generating plants and interruptible transportation)	79,930	80,378	72,448	67,871	70,537
Off-system sales	12	12	12	12	12
Total Sales	285,216	292,088	284,061	275,306	275,737
Gas Delivered ($ in millions)
Firm sales
Full service	$1,788	$1,791	$1,850	$1,473	$1,229
Firm transportation	914	853	798	704	649
Total Firm Sales	2,702	2,644	2,648	2,177	1,878
Interruptible sales	28	49	51	29	27
Total Gas Delivered to CECONY Customers	2,730	2,693	2,699	2,206	1,905
Transportation of customer-owned gas
NYPA	2	2	2	2	2
Other (mainly generating plants and interruptible transportation)	60	58	64	59	55
Other operating revenues (mainly regulatory amortizations)	42	76	159	111	74
Total Sales	$2,834	$2,829	$2,924	$2,378	$2,036
Average Revenue per Dt Sold
Residential	$25.93	$26.63	$24.67	$20.71	$18.59
General	$21.18	$18.03	$17.17	$13.67	$10.77
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Gas Peak Demand
The gas actual peak day demand for firm gas customers in CECONY’s service area occurs during the winter heating season and during the winter of 2024/2025 (through January 31, 2025) occurred on January 21, 2025 when the firm gas customers' demand reached approximately 1,263 MDt. “Design Weather Conditions” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under Design Weather Conditions, the 2025/2026 service area peak day demand for firm gas customers will be 1,650 MDt. The forecasted peak day demand for firm gas customers at design conditions does not include gas used by interruptible gas customers including electric and steam generating stations. As of January 2025, the company forecasts an average annual increase of the gas peak day demand for firm gas customers over the next five years at design conditions of approximately 0.1 percent in its service area. The five-year forecast in peak demand is used by the company for gas supply and capital expenditures planning purposes.

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
Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $422.3 million in 2024, including $371.8 million for CECONY. At December 31, 2024, the contracts were for various terms extending to 2027 for supply and 2046 for transportation and storage.

24	CON EDISON ANNUAL REPORT 2024

During 2024, CECONY entered into no new transportation contracts and O&R entered in one new transportation contract that increased volume. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Contractual Obligations,” below and “Recoverable Energy Costs” in Note A, Note Q and Note U to the financial statements in Item 8.

Steam Operations
Steam Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for steam facilities, including steam's portion of the steam-electric generation facilities, were $2,006 million and $1,990 million at December 31, 2024 and 2023, respectively. See "CECONY – Electric Operations – Electric Facilities," above.
CECONY generates steam at one steam-electric generating station and four steam-only generating stations and distributes steam to its customers through approximately 106 miles of transmission, distribution and service piping.

CON EDISON ANNUAL REPORT 2024	25

Steam Sales and Deliveries
CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2024	2023	2022	2021	2020
Steam Sold (MMlb)
General	428	428	513	504	445
Apartment house	4,880	4,657	5,122	5,013	5,131
Annual power	10,186	10,359	11,792	11,367	10,977
Total Steam Delivered to CECONY Customers	15,494	15,444	17,427	16,884	16,553
Steam Sold ($ in millions)
General	$31	$25	$27	$25	23
Apartment house	162	150	155	137	136
Annual power	395	363	391	340	321
Other operating revenues	(10)	31	20	30	28
Total Steam Delivered to CECONY Customers	$578	$569	$593	$532	$508
Average Revenue per Mlb Sold	$37.95	$34.84	$32.88	$29.73	$29.00
For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Steam Peak Demand and Capacity
The steam actual hourly peak demand in CECONY’s service area occurs during the winter heating season and during the winter of 2024/2025 (through January 31, 2025) occurred on January 22, 2025 when the actual hourly demand reached approximately 7.1 MMlb per hour. “Design Weather Conditions” for the steam system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. The company’s estimate for the winter of 2025/2026 hourly peak demand of its steam customers is about 7.6 MMlb per hour under Design Weather Conditions. As of January 2025, the company forecasts an average annual decrease in steam hourly peak demand in its service area at Design Weather Conditions over the next five years to be approximately 0.4 percent. The five-year forecast in peak demand is used by the company for steam supply and capital expenditures planning purposes.
On December 31, 2024, the steam system was capable of delivering approximately 11.5 MMlb of steam per hour, and CECONY estimates that the system will maintain the same capability throughout the 2025/2026 winter.

Steam Supply
33 percent of the steam produced by CECONY in 2024 was supplied by the company’s steam-only generating assets; 46 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 21 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R
Electric Operations
Electric Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $1,359 million and $1,253 million at December 31, 2024 and 2023, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $369 million and $319 million at December 31, 2024 and 2023, respectively.
O&R and RECO own, in whole or in part, transmission and distribution facilities which include 549 circuit miles of transmission lines, 15 transmission substations, 64 distribution substations, 90,755 in-service line transformers, 3,877 pole miles of overhead distribution lines and 2,405 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.

Electric Sales and Deliveries
O&R delivers electricity to its full-service customers who purchase electricity from the company. Under the company's retail choice program, O&R also delivers electricity to its customers who purchase electricity from load serving entities.

26	CON EDISON ANNUAL REPORT 2024

The company charges all customers in its service area for the delivery of electricity. O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. O&R’s New York electric revenues (which accounted for 74.63 percent of O&R’s electric revenues in 2024) are subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Effective July 2021, the majority of O&R’s electric distribution revenues in New Jersey are subject to a conservation incentive program, as a result of which distribution revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric transmission revenues in New Jersey are not subject to a conservation incentive program, and as a result, changes in such volumes do impact revenues. O&R’s electric sales and deliveries for the last five years were:

	Year Ended December 31,
	2024	2023	2022	2021	2020
Electric Energy Delivered (millions of kWh)
Total deliveries to O&R full service customers	3,212	2,988	2,973	2,702	2,712
Delivery service for retail choice customers	2,522	2,397	2,580	2,839	2,622
Total Deliveries in Franchise Area	5,734	5,385	5,553	5,541	5,334
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$653	$578	$576	$453	$442
Delivery service for retail choice customers	198	172	198	223	186
Other operating revenues	1	9	(1)	5	1
Total Deliveries in Franchise Area	$852	$759	$773	$681	$629
Average Revenue Per kWh Sold (Cents)
Residential	$22.20	$21.90	$21.50	$19.00	$17.80
Commercial and Industrial	$17.30	$15.30	$15.60	$13.00	$14.20

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in O&R’s service area typically occurs during the summer air conditioning season. O&R’s 2024 service area actual hourly peak demand (June-August) was 1,484 MW, which occurred on July 16, 2024. At “Design Weather Conditions,” electric peak demand in O&R’s service area would have been approximately 1,533 MW. Design Weather Conditions for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, Design Weather Conditions do not include these programs' potential impact. However, the O&R forecasted hourly peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under Design Weather Conditions, the 2025 service area peak demand will be 1,600 MW. As of January 2025, the company forecasts an average annual increase in hourly electric peak demand in its service area at design conditions over the next five years to be approximately 3.6 percent due to electric vehicles and anticipated load growth from data centers, among other things, offset by the effect of certain electric energy efficiency programs. The five-year forecast in peak demand is used by the company for electric supply and capital expenditures planning purposes.

Electric Supply
The electricity O&R sold to its full-service customers in 2024 was purchased under firm power contracts or through the wholesale electricity market. The company expects that these resources will again be adequate to meet the requirements of its customers in 2025. O&R does not own any electric generating capacity. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts or purchased through the wholesale electricity market. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases. For information about the company’s contracts, see Note Q to the financial statements in Item 8.
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

CON EDISON ANNUAL REPORT 2024	27

Gas Operations
Gas Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $873 million and $797 million at December 31, 2024 and 2023, respectively. Natural gas is delivered by pipeline to O&R at various points in or near its service territory and is distributed to customers by the company through an estimated 1,900 miles of mains and 107,745 service lines.

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

	Year Ended December 31,
	2024	2023	2022	2021	2020
Gas Delivered (MDt)
Firm sales
Full service	12,516	14,357	15,353	13,998	11,877
Firm transportation	4,623	5,055	6,396	7,584	8,271
Total Firm Sales	17,139	19,412	21,749	21,582	20,148
Interruptible sales	3,712	3,301	3,911	3,821	3,633
Total Gas Delivered to O&R Customers	20,851	22,713	25,660	25,403	23,781
Transportation of customer-owned gas
Sales for resale	710	672	673	468	658
Sales to electric generating stations	10	4	10	26	59
Off-system sales	109	20	73	81	19
Total Sales	21,680	23,409	26,416	25,978	24,517

	Year Ended December 31,
	2024	2023	2022	2021	2020
Gas Delivered ($ in millions)
Firm sales
Full service	$187	$230	$245	$190	$141
Firm transportation	34	38	45	55	62
Total Firm Sales	221	268	290	245	203
Interruptible Sales	7	6	6	6	6
Total Gas Delivered to O&R Customers	228	274	296	251	209
Transportation of customer-owned gas
Other operating revenues	45	23	16	9	24
Total Sales	$273	$297	$312	$260	$233
Average Revenue Per Dt Sold
Residential	$15.44	$16.90	$16.49	$14.09	$12.40
General	$11.73	$12.64	$13.62	$11.24	$9.51
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Gas Peak Demand
The gas actual peak day demand for firm sales customers in O&R’s service area occurs during the winter heating season and during the winter of 2024/2025 (through January 31, 2025) occurred on January 21, 2025 when the firm sales customers' demand reached approximately 188 MDt. “Design Weather Conditions” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under Design Weather Conditions, the 2025/2026 service area peak day demand for firm sales customers will be 235 MDt. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric generating stations. As of January 2025, the company forecasts an average annual decrease of the gas peak day demand for firm gas customers over the next five years at design

28	CON EDISON ANNUAL REPORT 2024

conditions of approximately 0.1 percent in its service area. The five-year forecast in peak demand is used by the company for gas supply and capital expenditures planning purposes.

Gas Supply
O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

Con Edison Transmission
Con Edison Transmission, through its subsidiaries, invests in electric transmission projects and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects.

Electric

The following table presents Con Edison Transmission’s ownership interests in New York Transco’s electric transmission projects.

	Ownership Interest	In-Service Date/Anticipated	Base Return on Common Equity (ROE) plus	Common Equity Ratio
Transmission Owner Transmission Solutions (TOTS) (a)	45.7%	2016	9.5% plus 0.50% = 10%	53%
New York Energy Solution (NYES) (b)	45.7%	2023/2025	9.65% plus 1% =10.65%	53%
Propel NY Energy (c)	41.7% of New York Transco's share	2030	10.3% plus 1% = 11.3%	53%
(a)TOTS is a group of three electric power bulk transmission projects ($217 million total cost) constructed on the New York bulk transmission system to increase transfer capability between upstate and downstate New York. In January 2025, New York Transco filed a petition with the FERC requesting an updated base ROE of 10.9 percent.
(b)The NYES project was constructed to relieve transmission congestion between upstate and downstate (estimated cost of approximately $800 million). In June 2024, construction of the Dover Station, an additional network upgrade to support the NYES project, resumed following the reissuance of its permits and is anticipated to be completed by June 2025. In January 2025, New York Transco filed a petition with the FERC requesting an updated base ROE of 10.9 percent.
(c)Propel NY Energy, a project that is under development jointly with the NYPA, is a 90-mile electric transmission project that is expected to increase high voltage transmission connections between Long Island and the rest of New York State. New York Transco’s share of the estimated cost of the Propel NY Energy project is $2,200 million, excluding interconnection costs and the cost of projects expected to be built by local transmission owners, including CECONY. The siting, construction and operation of the project will require approvals and permits from the appropriate governmental agencies and authorities, including the NYSPSC.

Gas

Con Edison Transmission owns a 71.2 percent interest in Honeoye, a company that operates a gas storage facility in upstate New York and in which CECONY owns the remaining interest. Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye.

Con Edison Transmission owns a 6.7 percent interest in MVP as of December 31, 2024 that is expected to be reduced to approximately 6.6 percent. MVP is a joint venture among five partners, including Con Edison Transmission, that constructed and operates the Mountain Valley Pipeline, a 303-mile gas transmission project in West Virginia and Virginia that entered service in June 2024. See "Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8. Con Edison Transmission is considering strategic alternatives with respect to its investment in MVP.

For information about Con Edison Transmission's results, see "Results of Operations" in Item 7 and Note P to the financial statements in Item 8.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

Capital Requirements and Resources
Capital Requirements
The following table contains the Companies’ capital requirements for the years 2022 through 2024:

CON EDISON ANNUAL REPORT 2024	29

	Actual
(Millions of Dollars)	2024	2023	2022
CECONY (a)(b)
Electric	$3,088	$2,909	$2,522
Gas	1,154	1,046	1,128
Steam	132	128	108
Sub-total	4,374	4,083	3,758
O&R (b)
Electric	214	211	167
Gas	111	85	76
Sub-total	325	296	243
Con Edison Transmission	29	49	65
Clean Energy Businesses (c)	—	81	399
Total capital expenditures	4,728	4,509	4,465
Retirement of long-term securities
Con Edison – parent company	—	650	293
CECONY	475	—	—
O&R	—	—	—
Clean Energy Businesses (c)	—	60	147
Total retirement of long-term securities (d)	475	710	440
Total capital requirements	$5,203	$5,219	$4,905
(a)CECONY’s capital expenditures for environmental protection facilities and related studies were $672 million, $589 million and $733 million in 2024, 2023 and 2022, respectively.
(b)Amounts and estimates shown do not include regulatory asset expenditure amounts for energy efficiency and other clean energy programs. See "Regulatory Assets and Liabilities" in Note B to the financial statements in Item 8.
(c)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.
(d)Amounts exclude $2 million of retired debt for Broken Bow II, a deferred project, which was classified as Held for Sale as of December 31, 2024 and is shown under “Project Debt Held for Sale" on Con Edison's Consolidated Statement of Capitalization. See "Assets Held for Sale" in Note A and Note X to the financial statements in Item 8. The sale and transfer of Broken Bow II, including the related debt, was completed in January 2025.

30	CON EDISON ANNUAL REPORT 2024

The following table contains the Companies’ capital requirements current estimate of amounts for 2029 through 2025:

	Estimate
(Millions of Dollars)	2029	2028	2027	2026	2025
CECONY (a)(b)
Electric	$5,789	$6,402	$6,277	$6,033	$3,380
Gas	1,151	1,221	1,253	1,289	1,113
Steam	153	140	140	108	108
Sub-total	7,093	7,763	7,670	7,430	4,601
O&R (b)
Electric	456	430	381	416	358
Gas	116	117	110	127	120
Sub-total	572	547	491	543	478
Con Edison Transmission	113	113	107	94	43
Total capital expenditures	7,778	8,423	8,268	8,067	5,122
Retirement of long-term securities
Con Edison – parent company	—	—	—	—	—
CECONY	—	800	700	250	—
O&R	44	—	80	—	—
Total retirement of long-term securities	44	800	780	250	—
Total capital requirements	$7,822	$9,223	$9,048	$8,317	$5,122
(a)CECONY’s capital expenditures for environmental protection facilities and related studies are estimated to be $605 million in 2025. Amounts include surcharge recovery programs that are not in base rates for CECONY of $154 million, $263 million, $372 million, $215 million and $58 million for 2029, 2028, 2027, 2026 and 2025, respectively. See Note B to the financial statements in Item 8.
(b)Amounts and estimates shown do not include regulatory asset expenditure amounts for energy efficiency and other clean energy programs. See "Regulatory Assets and Liabilities" in Note B to the financial statements in Item 8.

Contractual Obligations

CON EDISON ANNUAL REPORT 2024	31

The following table summarizes the Companies’ material obligations at December 31, 2024 to make payments pursuant to contracts. Long-term debt, operating and capital lease obligations and other noncurrent liabilities are included on their balance sheets. Electricity and gas purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	After 5 years	Years 4 & 5	Years 2 & 3	1 year or less
Long-term debt (Statement of Capitalization) (a)
CECONY	$23,650	21,900	$800	$950	$—
O&R	1,250	1,126	44	80	—
Interest on long-term debt (b)	22,645	17,118	2,184	2,290	1,053
Total long-term debt, including interest (a)(b)	47,545	40,144	3,028	3,320	1,053
Finance lease obligations (Note J)
CECONY	3	—	—	2	1
O&R	—	1	—	—	—
Total finance lease obligations (c)	—	—	—	—	—
Operating leases (Note J)
CECONY	629	307	122	133	67
O&R	1	—	—	—	1
Total operating leases (d)	630	307	122	133	68
Purchase obligations
Electricity power purchase agreements – Utilities (Note I)
CECONY
Energy	1,492	851	258	261	122
Capacity (e)	797	302	88	177	230
Total CECONY	2,289	1,153	346	438	352
O&R
Energy and Capacity (e)	133	—	—	50	83
Total electricity and power purchase agreements – Utilities	2,422	1,153	346	488	435
Natural gas supply, transportation, and storage contracts – Utilities (Note I) (f)
CECONY
Natural gas supply	348	—	—	17	331
Transportation and storage	3,870	2,083	514	828	445
Total CECONY	4,218	2,083	514	845	776
O&R
Natural gas supply	55	—	—	2	53
Transportation and storage	565	307	74	119	65
Total O&R	620	307	74	121	118
Total natural gas supply, transportation and storage contracts	4,838	2,390	588	966	894
Other purchase obligations (g)
CECONY	3,889	373	472	1,626	1,418
O&R	174	27	39	29	79
Total other purchase obligations	4,063	400	511	1,655	1,497
Total	$59,498	$44,394	$4,595	$6,562	$3,947

(a)Excludes amounts reclassified as Liabilities Held For Sale on Con Edison's balance sheet. Amounts excluded are $2 million, $5 million, $7 million, and $45 million of long-term debt amortization under 1 year, 2-3 years, 4-5 years, and over 5 years, respectively. See Note W and Note X to the financial statements in Item 8.
(b)Amounts exclude interest on fixed rate debt calculated at rates in effect at December 31, 2024. Amounts excluded are $3 million, $5 million, $5 million, and $12 million of interest due under 1 year, 2-3 years, 4-5 years, and over 5 years, respectively, reclassified as Liabilities Held For Sale on Con Edison's balance sheet. See Note W and Note X to the financial statements in Item 8.
(c)Amounts exclude two lease agreements for clean energy facilities that had not yet commenced operation. See Note J to the financial statements in Item 8.
(d)Amounts exclude operating lease future minimum lease payments reclassified as Liabilities Held For Sale on Con Edison's balance sheet, of $4 million in total for years ended December 31, 2025 through 2029, and $9 million for all years thereafter, and imputed interest of $6 million. See Notes J, W and X to the financial statements in Item 8.
(e)Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.
(f)Included in these amounts is the cost of minimum quantities of energy that the Utilities are obligated to purchase at both fixed and variable prices.

32	CON EDISON ANNUAL REPORT 2024

(g)Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing system as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. Long-term Purchase Obligations, which comprises $3,126 million of "Other Purchase Obligations," were derived from the Utilities' purchasing system by using a method that identifies the remaining purchase obligations. The Utilities believe that unreasonable effort and expense would be involved to enable them to report their “Other Purchase Obligations” in a different manner.

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
The Companies require access to the capital markets to fund capital requirements that are substantially in excess of available internally-generated funds. See “Capital Requirements,” above and "The Companies Require Access To Capital Markets to Satisfy Funding Requirements” in Item 1A and each of the Companies believes that it will continue to be able to access capital, although financial market conditions or changes in the Companies' credit ratings may affect the timing and cost of the Companies’ financing activities. The Companies monitor the availability and costs of various forms of capital, and will seek to issue Con Edison common shares and other securities when it is necessary or advantageous to do so. For information about the Companies’ long-term debt and short-term borrowing, see Notes C and D to the financial statements in Item 8.

The Utilities finance their operations, capital requirements and payment of dividends to Con Edison from internally-generated funds, contributions of equity capital from Con Edison, if any, and external borrowings. See "Liquidity and Capital Resources" in Item 7.
Con Edison plans to meet its capital requirements for 2025 through 2029 through internally-generated funds and the issuance of long-term debt and common equity. See “Capital Requirements and Resources - Capital Requirements" in Item 1. Con Edison's plans include the issuance of up to $1,750 million of long-term debt in 2025 and up to $3,800 million of long-term debt in 2026, including for maturing securities, at the Utilities and approximately $9,100 million in aggregate of long-term debt, including for maturing securities, at the Utilities during 2027 through 2029. Con Edison plans to issue up to $1,350 million of common equity in 2025 which includes the physical settlement of the estimated $677 million available under its December 2024 equity forward transaction, in addition to equity issued under its dividend reinvestment, employee stock purchase and long-term incentive plans. Con Edison also plans to issue common equity of approximately $1,850 million in 2026 and up to $4,300 million in aggregate during 2027 through 2029, in addition to equity issued under its dividend reinvestment, employee stock purchase and long-term incentive plans. Con Edison’s estimates of its capital requirements and related financing plans reflect information available and assumptions at the time the statements are made and include, among other things, the assumptions that the Utilities’ forecasted capital expenditures and financing plans through 2029 are approved by the NYSPSC. Con Edison’s financing plans do not include the impact, if any, that may result from its evaluation of strategic alternatives with respect to MVP and Honeoye. See "Con Edison Transmission" in Item 1. Actual developments and the timing and amount of funding may differ materially.

In 2024, the NYSPSC authorized CECONY, through 2027, to issue up to $6,050 million of debt securities ($2,625 million of which the company had issued as of December 31, 2024). In 2022, the NYSPSC authorized O&R, through 2025, to issue up to $285 million of debt securities ($275 million of which the company had issued as of December 31, 2024). The NYSPSC also authorized CECONY and O&R for such periods to issue debt securities to refund existing debt securities of up to $2,500 million and $125 million, respectively. As of December 31, 2024, CECONY redeemed $225 million of its Series 2010A tax-exempt bonds and O&R had not refunded any securities

CON EDISON ANNUAL REPORT 2024	33

pursuant to these authorizations. In January 2025, O&R filed a petition with the NYSPSC requesting authority, through 2028, to issue up to $700 million of debt securities and to refund existing debt securities of up to $125 million.

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

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2024	2023	2022	2021	2020
Con Edison	47.1	49.1	50.9	47.4	48.3
CECONY	46.0	47.9	46.9	47.0	47.9
The credit ratings assigned by Moody’s, S&P and Fitch to the issuer rating and commercial paper rating of Con Edison, and the senior unsecured debt and commercial paper ratings of CECONY and O&R are as follows:

	Moody's	S&P	Fitch
Con Edison
Issuer Rating	Baa1	A-	BBB+
Commercial Paper	P-2	A-2	F2
CECONY
Senior Unsecured Debt	A3	A-	A-
Commercial Paper	P-2	A-2	F2
O&R
Senior Unsecured Debt	Baa2	A-	A-
Commercial Paper	P-2	A-2	F2

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
Environmental Matters
Clean Energy Future
New York State’s Climate Leadership and Community Protection Act
In 2019, New York State enacted the Climate Leadership and Community Protection Act (CLCPA) that established a goal of 70 percent of the electricity procured by load serving entities regulated by the NYSPSC to be produced by renewable energy systems by 2030 and requires the statewide electrical demand system to have zero emissions by 2040. The law also codified state targets for energy efficiency (end-use energy savings of 185 trillion British thermal units below 2025 energy-use forecast), offshore wind (9,000 MW by 2035), solar (6,000 MW by 2025) and energy storage (3,000 MW by 2030, that was subsequently increased by the NYSPSC to 6,000 MW by 2030). See “Energy Storage,” below. The CLCPA established a climate action council that made recommendations for meeting the statewide greenhouse gas (GHG) emission reduction requirements through displacing fossil-fuel fired electricity with renewable electricity, transitioning heating and transportation to lower GHG impact fuels (including substantial electrification), implementing energy efficiency measures and providing 35 percent to 40 percent of the benefits of CLCPA-related investments to disadvantaged communities. As required by the law, the New York State Department of Environmental Conservation (NYSDEC) adopted regulations establishing statewide GHG emissions limits that are 60 percent of 1990 emissions levels by 2030 and 15 percent of 1990 emissions by 2050. The Utilities are unable to predict the impact on them of the implementation of this law.

CECONY and O&R have been required to obtain renewable energy credits (RECs) and zero-emissions credits (ZECs) for their full-service customers since 2017. In October 2020, the NYSPSC, in response to the CLCPA, established a new RECs program to support increased renewable energy availability in New York City for which the costs would be borne by load serving entities across New York State on a volumetric basis. Load serving entities

34	CON EDISON ANNUAL REPORT 2024

may satisfy their REC obligation by either purchasing RECs acquired through central procurement by the New York State Energy Research and Development Authority (NYSERDA), by self-supply through direct purchase of tradable RECs, or by making alternative compliance payments. Load serving entities purchase ZECs from NYSERDA at prices determined by the NYSPSC. In April 2022, the NYSPSC issued an order approving contracts between NYSERDA and two project sponsors selected by NYSERDA to provide RECs that support transmission lines bringing renewable energy directly to New York City (Clean Path New York and H.Q. Energy Services (U.S.) Inc.) that anticipate in-service dates of 2027 and 2026, respectively. Both projects have submitted requests to the NYISO to interconnect to CECONY’s high-voltage transmission system. In December 2024, NYSERDA and Clean Path NY terminated their REC contract by mutual consent. Also in December 2024, New York Power Authority (NYPA), the project’s sponsor who had proposed to develop the project in partnership with a joint venture filed a petition with the NYSPSC to develop the project as a NYPA priority transmission project.

In May 2024, CECONY filed its inaugural annual Investing in Disadvantaged Communities (DACs) Report, as required by the NYSPSC. The report summarizes the impacts of CECONY's investments in DACs within the company’s service territory, based on 2023 data. The report includes, among other things, building electrification and energy efficiency initiatives, as well as data related to the company’s long-running electric and gas operations. DAC locations were identified by New York State in connection with the implementation process for the CLCPA.

In September 2024, the NYSPSC issued an order evaluating the combined gas system long-term plan (the GSLTP) filed by the Utilities in November 2023. The order directs the Utilities to make additional filings to further the process of decarbonizing their gas systems and achieving the GHG emission reduction targets established in the CLCPA. These additional filings include, among other things, a proposal for a demand response program; a non-pipes alternatives deployment plan; a report on pipeline safety, including records to substantiate maximum allowable operating pressure in certain pipe segments; a definition of hard-to-electrify customers; reports on the benefits to, and impacts on, DACs; and a bill impact analysis that reflects reduced natural gas usage over a 20-year period for every service classification. The order also directs the Utilities to include certain information in their annual updates to the GSLTP and in their next GSLTP, due 2027, such as increases in electric load and associated reliability impacts and a description of a scenario that meets all load growth with non-pipe alternatives rather than additional infrastructure, and for the Utilities to identify a preferred pathway among the three pathways set forth in the GSLTP.

In November 2024, the FERC approved an August 2024 settlement agreement regarding CECONY’s return on equity for transmission projects. The settlement agreement provides for a formula rate to the NYISO tariff to enable CECONY to recover the costs and a return on equity of: (1) 10.6 percent for transmission projects that CECONY exercises its right of first refusal; (2) 10.85 percent for all other transmission projects selected by the NYISO to meet a public policy transmission need; and (3) the lower of the NYSPSC-determined rates or 10.6 percent for transmission projects needed to meet local New York State climate and renewable energy goals. Parties to the settlement agreement are restricted from seeking to challenge the return on equity levels for five years.

Also in November 2024, CECONY, pursuant to the NYSPSC’s August 2024 order instituting a proceeding that directed New York utilities, including CECONY and O&R, to proactively identify grid upgrades needed to meet new demand from transportation and building heating electrification across New York State (the Proactive Planning Proceeding), requested that the NYSPSC approve nine urgent projects totaling $856 million. CECONY requested that the NYSPSC authorize the urgent projects no later than March 2025. O&R did not make an urgent project filing because its November 2024 Joint Proposal included projects that would have otherwise been considered urgent. See “Rate Plans – O&R New York Electric” in Note B to the financial statements in Item 8.

In November and December 2024, New York utilities, including CECONY and O&R, pursuant to the Proactive Planning Proceeding for building and vehicle electrification: (1) filed a proposed framework for the NYSPSC to use in evaluating proposed urgent projects, cost allocation and cost recovery, (2) proposed (for CECONY) nine urgent projects for approval by the NYSPSC and (3) proposed a long-term coordinated planning process framework to study and identify necessary upgrades to support electrification.

Also in December 2024, the FERC approved a September 2024 settlement agreement regarding O&R’s return on equity for transmission projects. The settlement agreement provides for a formula rate to the NYISO tariff to enable O&R to recover the costs and a return on equity of: (1) 10.5 percent for transmission projects that O&R exercises its right of first refusal; (2) 10.85 percent for all other transmission projects selected by the NYISO to meet a public policy transmission need; and (3) the lower of the NYSPSC-determined rates or 10.6 percent for transmission projects needed to meet local New York State climate and renewable energy goals. Parties to the settlement agreement are restricted from seeking to challenge the return on equity levels for five years.

In January 2025, CECONY published its integrated long-range plan (ILRP) for the clean energy transition. The ILRP sets forth CECONY’s planning and investment strategy to provide safe, reliable and resilient service to customers and to support the decarbonization of energy use for electric, gas and steam customers, aligning with the

CON EDISON ANNUAL REPORT 2024	35

greenhouse gas emissions reduction targets mandated by the CLCPA. Meeting the goals of the CLCPA will require capital expenditures above historic norms. While the details of CECONY’s investments will continue to be addressed in its rate cases or other filings, subject to the approval of the NYSPSC, CECONY projects that $72 billion of capital expenditures will be needed between 2025 and 2034 to implement its strategy.

Offshore Wind
In an effort to meet the CLCPA’s offshore wind goals, load serving entities, such as CECONY and O&R, will be required to purchase offshore wind renewable energy credits beginning in 2026 when NYSERDA's offshore wind projects are expected to begin operation.

NYSERDA has issued competitive solicitations for offshore wind energy resulting in two projects that are in development, Sunrise Wind (924 MW), a project that began construction in June 2024 and is expected to enter commercial operation in 2026 and Empire Wind 1 (810 MW), a project that is expected to enter commercial operation in 2027 and connect to the New York City electrical grid at CECONY’s Gowanus substation. In March 2024, FERC approved the interconnection agreement among Empire Offshore Wind LLC, the NYISO and CECONY. In May 2024, the NYSPSC approved a certificate of public convenience and necessity to allow construction of Empire Wind 1 to begin. In February 2025, the NYSPSC granted final approval of Empire Offshore Wind LLC's petition to construct and operate the New York offshore and onshore transmission facilities for Empire Wind 1. At December 31, 2024, New York has one operating offshore wind farm that was awarded a contract by LIPA, the South Fork Wind Farm (132 MW). See “Federal Regulation,” above.

Building Electrification and Energy Efficiency
In January 2020, and updated in August 2022, the NYSPSC issued an order directing energy efficiency targets and budgets for New York utilities. The order approved electric and gas energy efficiency programs and heat pump budgets for building electrification, and associated targets, for the years 2020 through 2025 to meet the NYSPSC’s goal of reducing electric use by 3 percent annually and gas use by 1.3 percent annually by 2025. The order and subsequent update authorized budgets for the years 2020 through 2025 for: electric energy efficiency programs of $688 million and $71 million for CECONY and O&R, respectively; gas energy efficiency programs of $338 million and $17 million for CECONY and O&R, respectively; and heat pump programs of $1,106 million and $15 million for CECONY and O&R, respectively. CECONY’s current electric and gas rate plans allow it to recover the costs of heat pumps for building electrification and energy efficiency expenditures, including a full rate of return, in rates from customers. See Note B to the financial statements in Item 8.

In November 2023, and updated in January 2024, CECONY and O&R filed preliminary proposals for energy efficiency and heat pump programs for 2026-2030 with aggregate budgets of approximately $2,744 million and $129 million, respectively. The aggregate amounts are comprised of average annual budgets of up to: $373 million and $22 million for electric energy efficiency and heat pump programs for CECONY and O&R, respectively, $150 million and $4 million for gas energy efficiency programs for CECONY and O&R, respectively, and $26 million for steam energy efficiency programs for CECONY. These amounts are subject to approval by the NYSPSC.

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

36	CON EDISON ANNUAL REPORT 2024

In November 2023, the NYSPSC issued an order that provides CECONY and O&R with up to $432 million and $18 million through 2026, respectively, for the implementation of commercial managed charging programs and demand charge rebates, participant incentives and administration costs. The NYSPSC authorized CECONY and O&R to recover these costs, including a full rate of return, through surcharge mechanisms and subsequently in rates from customers.

Energy Storage
In June 2024, the NYSPSC issued an order adopting an updated roadmap for achieving 6,000 MW of statewide energy storage resource deployment by 2030 and recognized the need for additional statewide energy storage of 12,000 MW by 2040 and 17,000 MW by 2050. The NYSPSC directed New York utilities, including CECONY and O&R, to study the potential of energy storage to provide non-market transmission and distribution services and identify services for which energy storage is suitable.

CECONY owns and operates two energy storage projects located in Ozone Park, Queens and Fox Hills, Staten Island that are designed to store 1.5 MW/12 MWh and 7.5 MW/30 MWh of energy, respectively. A third energy storage project is under construction in Brownsville, Brooklyn that is designed to store 5.8 MW of energy and that is expected to be completed in 2025. CECONY has procured 115 MW of utility dispatch rights from energy storage projects, is negotiating contracts for additional storage projects and has released a request for proposal for additional utility dispatch rights. The long-term contracts provide CECONY with the right to dispatch energy from the storage projects for both wholesale market and grid purposes. O&R owns and operates an energy storage project located in Pomona, New York that is designed to store 3 MW of energy. O&R is evaluating bids from storage developers for utility dispatch rights. The Utilities expect to recover the cost of energy storage services, including a full rate of return, in rates and surcharges from customers.

Thermal Energy Networks
In April 2024, the NYSDPS approved CECONY’s and O&R’s December 2023 Stage 1 filings (Project Scope, Feasibility, and Stakeholder Engagement) for utility-scale thermal energy network pilot projects. The NYSDPS also confirmed CECONY and O&R are authorized to incur costs of $17.1 million and $4.6 million, respectively, through the completion of Stage 2 (Pilot Project Engineering Design and Customer Protection Plan). These projected costs are within the budgets previously proposed by CECONY and O&R in December 2023 of $255 million and $46 million, respectively. In December 2024, the NYSPSC issued an order approving CECONY’s May 2024 petition seeking $6 million for certain unaddressed costs that are necessary to complete Stage 2 of its utility thermal energy network pilot projects, in addition to the $17.1 million described above. The remaining proposed budget amounts are subject to approval by the NYSPSC.

Distribution System and Distributed Resources
The NYSPSC is directing development by New York electric utilities of a distributed system platform to manage and coordinate distributed energy resources in their service areas under NYSPSC regulation and to provide customers, together with third parties, with data and tools to better manage their energy use. The NYSPSC has required the Utilities to file distributed system implementation plans and ordered the Utilities to develop demonstration projects to inform distributed system platform business models. As of December 31, 2024, CECONY and O&R had three and one active demonstration projects, respectively.

The NYSPSC approved CECONY’s and O&R’s advanced metering infrastructure (AMI) installation plans for their electric and gas delivery businesses, at a cost of $1,285 million and $98.5 million, respectively, and such work was completed in 2024 and 2020, respectively.

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

CON EDISON ANNUAL REPORT 2024	37

Federal Regulation of GHG Emissions
Section 111 of the Clean Air Act authorizes the United States Environmental Protection Agency (EPA) to set standards of performance (emissions limits) for new sources of air pollution, including GHG emissions, and establish guidelines for states to issue standards of performance for existing sources. These standards of performance are based on technology that the EPA determines to be the best system of emission reduction (BSER).

In April 2024, the EPA issued a final Section 111 rule (Section 111 Rule) regulating GHG emissions from new electric-generating gas-fired combustion turbines and existing coal, oil, and gas-fired boilers used to generate electricity. The Section 111 Rule did not cover existing electric-generating gas-fired combustion turbines, which the EPA deferred to a potential future rulemaking. The Section 111 Rule included carbon capture and sequestration (CCS) at a 90% capture rate as the BSER for certain new gas-fired combustion turbines and certain existing coal-fired boilers beginning in 2032. A future rule covering existing gas-fired combustion turbines could include this CCS BSER and impact CECONY’s existing gas-fired combustion turbines. After the EPA issued the Section 111 Rule, petitioners challenged it in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) on a number of grounds. Con Edison, as part of a coalition of public and private utilities, intervened in this litigation, arguing that the EPA had the authority to set the BSER, but the coalition took no position as to whether CCS was achievable in the timeframe set forth in the Section 111 Rule. In December 2024, the D.C. Circuit heard oral argument in the case. Given the pending litigation over the Section 111 Rule, the Companies are unable to predict the rule’s impact, if any, on them.

See "Federal Regulation," above.

Climate Change
As indicated by the Intergovernmental Panel on Climate Change, GHG emissions from manmade sources are changing the world’s climate.
Climate change could affect customer demand for the Companies’ energy services. It might also cause physical damage to the Companies’ facilities and disruption of their operations due to more frequent and more extreme weather. See “The Failure of, or Damage to, the Companies’ Facilities Could Adversely Affect the Companies” in Item 1A. Past major weather events such as Superstorm Sandy in 2012 and Tropical Storm Isaias in 2020 caused large power outages in the Utilities’ territories and resulted in the Utilities incurring substantial response and restoration costs.

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

In February 2025, CECONY and O&R filed updated climate change resilience plans with the NYSPSC in compliance with an order that directed CECONY and O&R to re-submit their November 2023 plans to exclude proposed projects that the NYSPSC determined are not climate resilience investments. CECONY’s and O&R’s updated climate change resilience plans propose investments of $645.4 million and $184.1 million, respectively, between 2025 and 2029 to enhance the resilience of their electric systems against extreme weather events brought about by climate change. The total cost of CECONY’s and O&R’s climate resilience investments from 2025 through 2044 are currently projected to be $5,294 million and $900.4 million, respectively. These investments are subject to approval by the NYSPSC through the base rate case process. CECONY’s January 2025 electric rate case filing requested approval for climate resilience investments of $448.5 million from 2026 through 2028 and O&R’s November 2024 joint proposal for electric rates included climate resilience investments of $110.4 million from 2025 through 2027. See “Rate Plans” in Note B to the financial statements in Item 8.

GHG Emissions Reporting
Based on the most recent data (2022) published by the U.S. Environmental Protection Agency (EPA), Con Edison estimates that its direct GHG emissions constitute less than 0.1 percent of the nation’s GHG emissions. Con Edison’s estimated Scope 1 emissions of GHG during the past five years were:

38	CON EDISON ANNUAL REPORT 2024

(Metric tons, in millions (a))	2024	2023	2022	2021	2020
CO2 equivalent emissions	2.7	2.7	2.9	2.8	2.7
(a)Estimated emissions for 2024 are based on preliminary data and are subject to third-party verification. Scope 1 emissions are GHG emitted into the atmosphere by assets owned by Con Edison. Con Edison’s Scope 1 emissions primarily include emissions from CECONY’s operation of steam, electric, and co-generation plants. Con Edison’s Scope 1 emissions also include fugitive emissions that occur when pressurized equipment and infrastructure containing a GHG has a controlled or uncontrolled emission and emissions from Con Edison’s vehicle fleet.
Con Edison’s more than 55 percent decrease in direct GHG emissions (carbon dioxide, methane and sulfur hexafluoride) from the 2005 baseline (6.0 million metric tons) reflects emission reductions resulting from equipment and repair projects, reduced steam demand, the increased use of natural gas in lieu of fuel oil at CECONY’s steam production facilities and projects to reduce sulfur hexafluoride emissions and to replace leak-prone gas distribution pipes. As a result of the Utilities’ participation in the NYISO wholesale markets, a portion of the Utilities’ NYISO energy purchases are sourced from renewable electric production facilities. The electricity produced by renewable generation offsets the energy that the Utilities would otherwise have procured, thereby reducing the amount of electricity produced by non-renewable production facilities. The Utilities also actively promote energy efficiency and the use of renewable generation to help their customers reduce their GHG emissions.
CECONY has participated for several years in voluntary initiatives with the EPA to reduce its methane and sulfur hexafluoride emissions. The Utilities reduce methane emissions from the operation of their gas distribution systems through pipe maintenance and replacement programs and by utilizing technologies to reduce fugitive emissions from leaks or when work is performed on operating assets. The Utilities reduce emissions of sulfur hexafluoride by using improved technologies to locate and repair leaks and by replacing older equipment. In December 2024, NYSDEC adopted a regulation that will impose an emissions limit on owners of gas insulated equipment containing sulfur hexafluoride starting in 2030, including equipment used in electric power transmission and distribution.

In January 2016, the NYSPSC approved a 10-year clean energy fund to be managed by NYSERDA under the NYSPSC's supervision. The Utilities collect clean energy fund surcharges from their customers through the system benefit charge. The Utilities billed customers clean energy fund surcharges of $277 million, $224 million and $216 million in 2024, 2023 and 2022, respectively.

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

CECONY
Superfund
The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes (Superfund) impose joint and several liability, regardless of fault, upon generators of hazardous substances for investigation costs, remediation costs (which include costs of demolition, removal, disposal, storage, replacement, containment and monitoring) and natural resource damages. Liability under these laws can be material and may be imposed for contamination from past acts, even though such past acts may have been lawful

CON EDISON ANNUAL REPORT 2024	39

at the time they occurred. The sites as to which CECONY has been asserted to have liability under Superfund include its and its predecessor companies’ former manufactured gas sites, its multi-purpose Astoria site, the Gowanus Canal site, the Newtown Creek site and other Superfund sites discussed below. There may be additional sites as to which assertions will be made that the company has liability. For a further discussion of claims and possible claims against the company under Superfund, estimated liability accrued for Superfund claims and recovery from customers of site investigation and remediation costs, see Note G to the financial statements in Item 8.

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
Coal tar or other MGP-related contaminants have been detected at the remaining 36 sites. Remedial actions have been completed at all or portions of 14 sites and the NYSDEC has issued NFA letters for these sites. In addition, remedial actions have been completed by property owners at all or portions of four sites under the New York State Brownfield Cleanup Program and Certificates of Completion have been issued by the NYSDEC for these sites. Remedial design, planning or action is ongoing for the remaining sites or portions of sites; however, the information as to the extent of contamination and scope of the remediation likely to be required for many of these sites is incomplete. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites (other than the Astoria site, which is discussed below) could range from $622 million to $2,432 million.
Astoria Site
CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property owned by it in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil, the manufacture and storage of liquefied natural gas and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to remediate the contamination. The company’s investigations are ongoing. The company has submitted reports to the NYSDEC and the New York State Department of Health and in the future will be submitting additional reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property could range from $278 million to $929 million.
Gowanus Canal
In August 2009, CECONY received a notice of potential liability and request for information from the EPA about the operations of the company and its predecessors at sites adjacent to or near the 1.8 mile Gowanus Canal in Brooklyn, New York. In March 2010, the EPA added the Gowanus Canal to its National Priorities List of Superfund sites. The canal’s adjacent waterfront is primarily commercial and industrial, currently consisting of concrete plants, warehouses and parking lots. The canal is near several residential neighborhoods. In September 2013, the EPA issued its record of decision for the site. The EPA concluded that there was significant contamination at the site, including polycyclic aromatic hydrocarbons, polychlorinated biphenyls (PCBs), pesticides, metals and volatile organic compounds. The EPA selected a remedy for the site that includes dredging and disposal of some contaminated sediments and stabilization and capping of contamination that will not be removed, and in 2013 the EPA estimated the cost of the selected remedy to be $506 million (and has indicated the actual cost could be significantly higher). The EPA has identified 39 potentially responsible parties (PRPs) with respect to the site, including CECONY (which the EPA indicated has facilities that may be a source of PCBs at the site). The EPA ordered the PRPs, including CECONY, to coordinate and cooperate with each other to perform and/or fund the remedial design for the selected remedy, which current estimates indicate could cost approximately $115 million. CECONY is funding its allocated share of the remedial design costs along with the other PRPs. In April 2019, the EPA issued an order that requires the PRPs, including CECONY, to: (1) design and perform bulkhead structural support work, including associated access dredging, along certain portions of the upper reaches of the canal, and (2) complete the design work for bulkhead structural support along certain portions of the middle part of the canal. The PRPs and CECONY are coordinating the implementation of this order.

40	CON EDISON ANNUAL REPORT 2024

In January 2020, the EPA issued an order that requires six PRPs, including CECONY, to initiate the remedial action work in the upper reaches of the canal following the completion of the bulkhead upgrades. Cleanup in other areas of the canal is not addressed by this order. In November 2020, the PRPs began implementation of the work required under this order. In August 2024, dredging and stabilization was completed in the upper segment of the Gowanus Canal Superfund Site at a cost of approximately $260 million.

In March 2024, CECONY received a notice that the U.S. Fish and Wildlife Service, the NYSDEC, and the National Oceanic and Atmospheric Administration (collectively, the Trustees) published a Draft Natural Resource Assessment Plan, indicating that the Trustees are conducting a natural resource damage assessment to determine, among other things, the appropriate amount and type of projects needed to restore, replace, or acquire the equivalent of injured natural resources at the Gowanus Canal Superfund Site.

In June 2024, the EPA issued an order amending its January 2020 order and that requires six PRPs, including CECONY, to initiate remedial action work in the middle segment of the Gowanus Canal Superfund Site. The EPA estimated the cost of this work would be $369 million (although actual costs may be significantly higher) and has indicated the work would take several years to complete.

In October 2024, a PRP filed a lawsuit against the other PRPs, including CECONY, with respect to the Gowanus Canal Superfund Site. The plaintiff asserts claims pursuant to the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the New York Navigation Law for cleanup costs incurred, and to be incurred, by the plaintiff at the site. The plaintiff estimates the total cleanup costs at the site to be over $1,000 million.

CECONY is unable to estimate its total exposure to liability for the Gowanus Canal Superfund Site.

Newtown Creek
In June 2017, CECONY received a notice of potential liability from the EPA with respect to the Newtown Creek site that was listed in 2010 on the EPA’s National Priorities List of Superfund sites. The EPA identified 21 PRPs with respect to the site, including CECONY. Newtown Creek and its tributaries (collectively, Newtown Creek) form a 3.8 mile border between Brooklyn and Queens, New York. Currently, the predominant land use around Newtown Creek includes industrial, petroleum, recycling, manufacturing and distribution facilities and warehouses. Other uses include trucking, concrete manufacture, transportation infrastructure and a wastewater treatment plant. Newtown Creek is near several residential neighborhoods. Six PRPs, not including CECONY, pursuant to an administrative settlement agreement and order on consent the EPA issued to them in 2011, submitted a final remedial investigation report for the site to the EPA in 2023. The EPA indicated that sampling events have shown the sediments in Newtown Creek to be contaminated with a wide variety of hazardous substances including PCBs, metals, pesticides, polycyclic aromatic hydrocarbons and volatile organic compounds. The EPA also indicated that it has reason to believe that hazardous substances have come to be released from CECONY facilities into Newtown Creek. The current schedule anticipates completion of a feasibility study for the site during 2027 and issuance of the EPA's record of decision selecting a remedy for the site thereafter. In January 2025, the EPA approved a potential early action remedy for the East Branch tributary of Newtown Creek, which the EPA estimates could cost approximately $250 million to implement. CECONY is unable to estimate its exposure to liability for the Newtown Creek site.

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

CON EDISON ANNUAL REPORT 2024	41

Site	Location	Start	Court or Agency	% of Total Liability
Cortese Landfill	Narrowsburg, NY	1987	EPA	6.0%
Curcio Scrap Metal	Saddle Brook, NJ	1987	EPA	100.0%
Metal Bank of America	Philadelphia, PA	1987	EPA	1.0%
Global Landfill	Old Bridge, NJ	1988	EPA	0.4%
Borne Chemical	Elizabeth, NJ	1997	NJDEP	0.7%
Pure Earth	Vineland, NJ	2018	EPA	to be determined
Berry's Creek Site (formerly referred to as Scientific Chemical Processing)	Carlstadt, NJ	2023	EPA	to be determined

Other Environmental Matters
In December 2024, New York State enacted the Climate Change Superfund Act (Act), which requires "responsible parties" to pay $75 billion over twenty-five years into a fund based on GHG emissions to finance infrastructure projects needed to address the impacts from climate change. Responsible parties are defined as entities engaged in the trade or business of extracting fossil fuel or refining crude oil and were responsible for more than one billion metric tons of GHG emissions from 2000 to 2018. Although the Utilities are not a responsible party under this definition, the NYSDEC is required to promulgate regulations implementing the Act by December 2025. In February 2025, a group of states brought a lawsuit in the U.S. District Court for the Northern District of New York, Albany Division, challenging the Act as unconstitutional. As a result, the Companies are unable to predict the potential impact, if any, that the Act may have on them.

Following media reports, in July 2023, the EPA, NYSDEC, New York State Department of Health and NYSDPS began investigating the potential public health risks associated with lead-jacketed cables in the fixed-line telecommunications industry. The use of lead-jacketed electric cables began in the 1880s to protect conducting wires from exposure to the elements. All of the Utilities’ transmission cables that are in service and lead-jacketed are covered with an outer plastic layer and comprise less than 2 percent of CECONY’s transmission system and less than 5 percent of O&R’s transmission system. CECONY installed lead-jacketed cables without an outer plastic layer in its distribution system until the 1980’s. CECONY’s distribution cables that are in service and lead-jacketed may or may not have an outer plastic layer and may be located within a conduit and manhole system, directly buried or strung in the air between poles and comprise less than 14 percent of its distribution system. O&R’s distribution cables are not lead-jacketed. CECONY’s transmission and distribution systems also contain lead-jacketed cables that were retired in place. CECONY continues to replace lead-jacketed distribution cables, as needed, and recover the costs for cable replacements, pursuant to its electric rate plan. The Companies are unable to predict the impact on them, if any, resulting from potential developments to legal or public policy doctrines regarding cable that contains lead.

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

42	CON EDISON ANNUAL REPORT 2024

O&R has completed remedial investigations and has received the NYSDEC’s decision regarding the remedial work to be performed at all seven of its MGP sites. Of the seven sites, O&R has completed remediation at four sites. Remedial construction was conducted on a portion of one of the remaining sites in 2019 and remedial design is ongoing for the other remaining sites. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites could range from $94 million to $154 million.
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
Under Clean Air Act New Source Review (NSR) regulations, an owner of a major facility, including CECONY’s steam and steam-electric generating facilities and certain other CECONY facilities, is required to obtain a permit before making certain modifications to the facility, other than routine maintenance, repair, or replacement, that cause the increase of emissions of pollutants from the facility above specified thresholds.. To obtain a permit, the facility owner could be required to install additional pollution controls or otherwise limit emissions from the facility. The company reviews on an on-going basis its planned modifications to its facilities to determine the potential applicability of NSR and similar regulations.

CON EDISON ANNUAL REPORT 2024	43

The EPA's Transport Rule (also referred to as the Cross-State Air Pollution Rule), which was implemented in January 2015, established a new cap-and-trade program requiring further reductions in air emissions than the Clean Air Intrastate Rule (CAIR) that it replaced. Under the Transport Rule, utilities are to be allocated emissions allowances and may sell the allowances or buy additional allowances. CECONY requested and received NYSPSC approval to change the provisions under which the company recovers its purchased power costs to provide for costs incurred to purchase emissions allowances and revenues received from the sale of allowances. In 2021, the EPA finalized changes to the Transport Rule in response to a court decision. In 2023, the EPA finalized an updated version of the Transport Rule (known as the Good Neighbor Rule) that includes a more recent federal ozone standard than the Transport Rule initially implemented. Since its promulgation, the Good Neighbor Rule has been the subject of litigation in the federal Circuit Courts of Appeals and the U.S. Supreme Court. In June 2024, the U.S. Supreme Court granted a request to stay the Good Neighbor Rule while judicial review over its merits was ongoing in the D.C. Circuit. While the EPA interpreted the Supreme Court’s stay to only apply to the applicants in the Supreme Court proceeding, the EPA issued a rule staying the Good Neighbor Rule nationwide while the litigation played out, due to concerns over the administrative complexity of implementing the Supreme Court’s stay. While the Good Neighbor Rule is stayed, the EPA is allocating allowances based on the 2021 Transport Rule, with certain modifications. The revised Transport Rule reduced the number of allowances allocated to CECONY and required the company to purchase allowances to offset the decreased allocation. CECONY expects to comply with the Transport Rule in 2024 and 2025.

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
Human Capital
Con Edison is committed to attracting, developing and retaining a talented and highly skilled workforce, recognizing that different backgrounds, experiences and leadership styles offer many advantages to the business. The company values and supports a wide range of employee needs and interests, and its skilled and experienced workforce enables the company to maintain best-in-class reliability and progress towards achieving a clean energy future. Human capital measures focus on employee safety, as well as inclusive practices that provide equal employment opportunity in hiring, development, promotion and retention.

On December 31, 2024, Con Edison and its subsidiaries had 15,097 employees, based entirely in the United States including 13,891 at CECONY; 1,196 at O&R and 10 at Con Edison Transmission. Of the total CECONY and O&R employees, 7,776 and 599 employees, respectively, were covered by a collective bargaining agreement. The collective bargaining agreement covering most of the CECONY employees expires in June 2028. Agreements covering other CECONY employees and O&R employees expire in June 2025 and May 2026, respectively.

Con Edison measures the voluntary attrition rate of its employees in assessing the company’s overall human capital. The company's turnover rate in 2024 was approximately 6.2 percent, 37 percent of which is attributed to retirements. The average length of service is 13.1 years. Con Edison has a diverse workforce, and strives to cultivate and maintain an inclusive work environment where employees of varying backgrounds, cultures and experiences are treated with dignity and respect. Con Edison is required to submit information annually to the U.S. Equal Employment Opportunity Commission. In its most recent Employer Information Report, as of December 31, 2023, women represented 23.2 percent of the total workforce and people of color represented 53.6 percent of the workforce, with ethnicity breaking down as follows: 46.4 percent White, 23.3 percent Black, 19.3 percent Hispanic, 9.8 percent Asian and 1.2 percent other.

44	CON EDISON ANNUAL REPORT 2024

In managing the business, the company emphasizes a strong safety culture. Continuous focus on safety while performing work is paramount, and leaders and managers are committed to implementing programs and practices that promote the right knowledge, skills, and attitudes to undertake the responsibilities of safety, including required training for both field and office employees. To that end, the company has a dedicated facility, the Learning Center, that offers classes to employees covering technical courses, skills enhancement, safety and leadership development. During 2024, employees spent over 750,000 hours in instructor-led, leadership and skill-based training. Further, the company maintains a career development and succession planning program that is committed to helping employees grow their careers, talents, skills and abilities. In addition to their daily job functions, employees of the Utilities are assigned to and trained for a position for emergency response that is mobilized in the event of a weather event or emergency.

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
The Companies’ businesses are influenced by many factors that are difficult to predict, that may be beyond their control and that involve uncertainties that may materially affect actual operating results, cash flows and financial condition.
The Companies have established an enterprise risk management program to identify, assess, manage and monitor its major business risks based on established criteria for the severity of an event, the likelihood of its occurrence, and the programs in place to control the event or reduce its impact. The Companies’ major risks include:
Regulatory/Compliance Risks:
The Companies Are Extensively Regulated And May Be Subject To Substantial Penalties.  The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. State utility regulators may seek to impose substantial penalties on the Utilities for violations of state utility laws, regulations or orders or limit the Utilities from recovering costs incurred above amounts set forth in their rate plans. See “Other Regulatory Matters” in Note B to the financial statements in Item 8. The Utilities are also subject to recurring, independent, third-party audits with respect to these regulations and standards. In February 2025, the NYSPSC issued an order directing the NYSDPS to conduct a state-wide audit on the design of utilities' non-executive incentive compensation programs. In addition, the Utilities' rate plans usually include negative revenue adjustments for failing to meet certain operating and customer satisfaction standards. FERC has the authority to impose penalties on the Utilities and the projects that Con Edison Transmission invests in, which could be substantial, for violations of the Federal Power Act, the Natural Gas Act or related rules, including reliability and cybersecurity rules. Environmental agencies may seek penalties for failure to comply with laws, regulations or permits. The Companies may also be subject to penalties from other regulatory agencies. The Companies may be subject to new laws, regulations or other requirements or the revision or reinterpretation of such requirements, which could adversely affect them. See “Utility Regulation," "Competition" and “Environmental Matters – Climate Change" and "Environmental Matters - Other Federal, State and Local Environmental Provisions” in Item 1, “Critical Accounting Estimates” in Item 7 and “Other Regulatory Matters” in Note B to the financial statements in Item 8.

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

CON EDISON ANNUAL REPORT 2024	45

have been imprudently incurred. The Utilities have from time to time entered into settlement agreements to resolve various prudence proceedings.

The Companies May Be Adversely Affected By Changes To The Utilities’ Rate Plans.    The Utilities’ rate plans typically require action by regulators at their expiration dates, which may include approval of new plans with different provisions. The need to recover from customers increasing commodity or other costs, taxes or state-mandated assessments or surcharges could adversely affect the Utilities’ opportunity to obtain new rate plans that provide a reasonable rate of return and continue important provisions of current rate plans. The Utilities’ current rate plans generally include reconciliation of write-offs of customer accounts receivable balances for specified periods to amounts reflected in rates, with recovery/refund from or to customers via surcharge/sur-credit. Although these regulatory mechanisms are currently in place, the Utilities’ ability to effectively manage their customer accounts receivable balances, and obtain recovery in rates for their respective carrying costs and any related write-offs could have a material impact on the Companies’ businesses. In addition, a continued increase in accounts receivable balances has impacted and is expected to continue to impact the Companies’ liquidity. See “Aged Accounts Receivable Balances” in Item 7. The Utilities’ current New York electric and gas rate plans also include revenue decoupling mechanisms, CECONY’s current steam rate plan includes a weather normalization adjustment and the Utilities' New York electric, gas and steam rate plans include provisions for the recovery of energy costs and reconciliation of the actual amount of pension and other postretirement, environmental and certain other costs to amounts reflected in rates. Also, accounting credits for pension and other postretirement benefit plans could lead to a reduction in cash received from the Utilities’ revenue requirement. See “Rate Plans” in Note B to the financial statements in Item 8.

Operations Risks:
The Failure Of, Or Damage To, The Companies’ Facilities Could Adversely Affect The Companies.    The Utilities provide electricity, gas and steam service using energy facilities, many of which are located either in, or close to, densely populated public places. See the description of the Utilities’ facilities in Item 1. A failure of, or damage to, these facilities, or an error in the operation or maintenance of these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. Natural disasters or impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall, hurricane-strength winds and extreme heat or cold could impact or damage facilities or result in large-scale outages and the Utilities may experience more severe consequences by continuing or resuming operations during and after such events. The Utilities’ response to such events may be perceived to be below customer expectations. The Utilities' successful implementation of their maintenance programs reduces, but does not fully protect against, damage to their facilities for which they will be held responsible and which may hinder their restoration efforts. The Utilities could be required to pay substantial amounts that may not be covered by the Utilities’ insurance policies to repair or replace their facilities, compensate others for injury or death or other damage and settle any proceedings initiated by state utility regulators or other regulatory agencies. The occurrence of such events could also adversely affect the cost and availability of insurance. Changes to laws, regulations or judicial doctrines could further expand the Utilities’ liability for service interruptions. See “Utility Regulation – State Utility Regulation” and "Environmental Matters – Climate Change" in Item 1.

A Cyber Attack Could Adversely Affect The Companies.    The Companies and other operators of critical energy infrastructure and energy market participants face a heightened risk of cyber attack and the Companies’ businesses require the continued operation of information systems and network infrastructure. See Item 1 for a description of the businesses of the Utilities and Con Edison Transmission. Cyber attacks may include hacking, viruses, malware, denial of service attacks, ransomware, exploited vulnerabilities or other security incidents, including loss of data and communications and business disruption. Cyber threats in general, and in particular, to critical infrastructure, are increasing in sophistication, magnitude and frequency and the techniques used in cyber attacks change rapidly, including from emerging technologies, such as artificial intelligence, and from nation-state and state-sponsored adversaries as well as criminal actors. Such adversaries have attacked and threatened to attack energy infrastructure and deploy significant resources and employ sophisticated methods to plan and carry out attacks. Risk of these attacks may escalate during periods of heightened geopolitical tensions. Interconnectivity with customers, independent system operators, energy traders and other energy market participants, suppliers, contractors and others also exposes the Companies’ information and operational systems and network infrastructure to an increased risk of cyber incidents, including attacks. Such interconnectivity increases the risk that a cyber incident or attack on the Companies could affect others and that a cyber incident or attack on others could affect the Companies. In the event of a significant cyber incident or attack, the Companies could have their operations and the operations of their customers and others materially disrupted. The Companies could also have their financial and other information systems and network infrastructure impaired or damaged; customer and employee information stolen; experience substantial loss of revenues; incur substantial response costs and other financial losses; be subject to increased regulation, litigation and penalties; and damage to their reputation. The Companies have experienced cyber incidents and attacks in the past (such as threat actors exploiting a vulnerability in the Companies’ information technology system, malicious attempts to disrupt traffic to their websites and attacks against third-party vendors used by the Companies) and expect to experience them in the future. Although none of these incidents has had a material impact on the Companies, the scope and impact of any future incident cannot be

46	CON EDISON ANNUAL REPORT 2024

predicted. In the event of a significant cybersecurity incident or attack, the Companies’ business strategy, results of operations or financial condition could be materially affected.

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

Environmental Risks:
The Companies Are Exposed To Risks From The Environmental Consequences Of Their Operations, Including Increased Costs Related To Climate Change.    The Companies are exposed to risks relating to climate change and related matters. In 2023, CECONY and O&R each completed a climate change vulnerability study that evaluated their respective future climate change adaptation strategies and each developed a climate change resilience plan to address projected physical climate risks and outline proposed resilience investments. See “Environmental Matters – Climate Change” in Item 1. CECONY may also be impacted by environmental regulations regarding emissions reductions such as New York’s CLCPA and New York City’s Climate Mobilization Act and compliance with such regulations is expected to require significant capital expenditures. In addition, the Companies are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions (including executive orders from the federal administration) relating to climate change that may result from the change in Presidential administrations. The Utilities are also responsible for hazardous substances, such as oil, asbestos, PCBs and coal tar, that have been used or produced in the course of the Utilities’ operations and are present on properties or in facilities and equipment currently or previously owned by them. The Companies could be adversely affected if a causal relationship between electric and magnetic fields and adverse health effects were to be established. The Companies may also be adversely affected by developments to legal or public policy doctrines regarding cable that contains lead. See “Environmental Matters” in Item 1 and Note G to the financial statements in Item 8.

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

The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their capital expenditures will exceed $37,200 million over the next five years. The Utilities use internally-generated funds, equity contributions from Con Edison, if any, and external borrowings to fund capital expenditures. Con Edison expects to finance its capital requirements primarily through internally generated funds, the sale of its common shares or external borrowings. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.

CON EDISON ANNUAL REPORT 2024	47

A Disruption In The Wholesale Energy Markets, Increased Commodity Costs Or Failure By An Energy Supplier or Customer Could Adversely Affect The Companies.     Almost all the electricity and gas the Utilities sell to their full-service customers is purchased through the wholesale energy markets or pursuant to contracts with energy suppliers. See the description of the Utilities’ energy supply in Item 1. A disruption in the wholesale energy markets or a failure on the part of the Utilities’ energy suppliers or operators of energy delivery systems that connect to the Utilities’ energy facilities could adversely affect their ability to meet their customers’ energy needs and adversely affect the Companies. The Utilities' ability to gain access to additional energy supplies, if needed, depends on effective markets and siting approvals for developer projects, which the Utilities do not control. Extreme cold weather, including events such as the Winter Storm Elliott that occurred in December 2022, has negatively impacted, and may in the future negatively impact, energy infrastructure in the northeastern United States, including the interstate natural gas system. During such extreme cold weather, the Utilities could face supply interruptions or operating issues (e.g., compressor failures, low pressures) on the interstate natural gas pipelines that they rely upon to deliver gas to their customers. Such disruptions to the interstate natural gas system could, in turn, result in unprecedented large-scale gas outages within the Utilities’ service territories. In the event of a large-scale outage, the Utilities could be required to pay substantial amounts to restore service, compensate others for injury or death or other damages and settle any proceedings initiated by regulatory agencies. Although the Utilities’ rate plans provide for recovery of purchased power costs, increases in electric and gas commodity prices may contribute to a slower recovery of cash from outstanding customer accounts receivable balances. See “Financial and Commodity Market Risks – Commodity Price Risk” in Item 7.

Other Risks:
The Companies Face Risks Related To Health Epidemics And Other Outbreaks.   Pandemic illness could disrupt the Utilities' employees and contractors from providing essential utility services and adversely impact the Companies' liquidity, financial condition and results of operations. See “Aged Accounts Receivable Balances” in Item 7.

The Companies’ Strategies May Not Be Effective To Address Changes In The External Business Environment.    The failure to identify, plan and execute strategies to address changes in the external business environment could have a material adverse impact on the Companies. Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and electric transmission projects. Changes to the competitive landscape, public policy, laws or regulations (or interpretations thereof), customer behavior or technology could significantly impact the value of the Utilities’ energy delivery facilities and Con Edison Transmission's investment in electric and gas transmission projects. Such changes could also affect the Companies’ opportunities to make additional investments in such assets and the potential return on the investments. The Utilities' gas delivery customers and CECONY's steam delivery customers have alternatives, such as electricity and oil. Distributed energy resources, and demand reduction and energy efficiency investments, provide ways for the energy consumers within the Utilities’ service areas to manage their energy usage. The Companies expect distributed energy resources and electric alternatives to gas and steam to increase, and for gas and steam usage to decrease, as the CLCPA and the Climate Mobilization Act continue to be implemented. See "Con Edison Transmission," "Environmental Matters - Clean Energy Future" and "Environmental Matters - Climate Change," “Competition” and "CECONY - Gas Peak Demand" in Item 1.

The Companies Face Risks Related To Supply Chain Disruptions, Inflation and the Imposition of Tariffs. The Companies have been impacted, and expect to continue to be impacted by, global and U.S. supply chain disruptions and shortages of materials, equipment, labor and other resources that are critical to the Companies’ business operations, primarily the Utilities’ electric transmission and distribution operations. Such disruptions and shortages have resulted in increased prices and lead times for critical orders of materials and equipment needed by the Companies in their operations, such as certain raw materials, microprocessors, semiconductors, microchips, vehicles and transformers. Long lead times for replacement parts could restrict the availability and delay the construction, maintenance or repair of items that are needed to support the Utilities' normal operations and may result in prolonged customer outages, which could in turn lead to unrecovered costs for such service interruptions. Demand for electric equipment is increasing due to the anticipated demand growth, in part driven by data centers, utilities’ efforts to meet clean energy goals and in order to prepare for more frequent extreme weather events at a time when manufacturing capacity and supply are decreasing. Geopolitical conflicts have also caused supply chain distributions and shortages. Prices of materials, equipment, transportation and other resources have increased as a result of these supply chain disruptions and shortages and may continue to increase as a result of inflation and the imposition of tariffs. Increases in inflation and the imposition of tariffs may raise the Companies’ costs in excess of the costs reflected in the Utilities’ rate plans and could also increase the amount of capital that needs to be raised by the Companies.

The Companies Also Face Other Risks That Are Beyond Their Control.    The Companies’ results of operations can be affected by circumstances or events that are beyond their control. Weather and energy efficiency efforts directly influence the demand for electricity, gas and steam service, and can affect the price of energy commodities.

48	CON EDISON ANNUAL REPORT 2024

Terrorist or other physical attacks or acts of war could damage the Companies' facilities. Economic conditions can affect customers’ demand and ability to pay for service, which could adversely affect the Companies.

Item 1B: Unresolved Staff Comments
Con Edison
Con Edison has no unresolved comments from the SEC staff.
CECONY
CECONY has no unresolved comments from the SEC staff.

Item 1C: Cybersecurity
Cybersecurity Risk Management
The Companies have identified cybersecurity as a key enterprise risk. As operators of critical energy infrastructure, the Companies require the continuous operation of information systems and network infrastructure. Cybersecurity threats are assessed, identified and managed as part of the Companies’ corporate-wide Enterprise Risk Management (ERM) program. The ERM program establishes processes to identify emerging issues; monitor, assess and mitigate known risks; align risk exposure to organizational priorities; and inform business decisions and resource allocation; and leverages, among others, the National Institute of Standards and Technology framework to help inform the Companies' processes around cybersecurity risk management.

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

•Third-Party Risk Assessments: The Companies’ vendors and suppliers participate in a third-party risk assessment to periodically validate such party’s profile across multiple risk domains. A cybersecurity risk assessment is performed by the Companies’ Information Technology department to assess the controls of high-risk third parties that, among other things, possess the Companies’ sensitive information and the personal information of their customers and employees. In addition, the Companies typically impose contractual obligations on their vendors and suppliers related to privacy, confidentiality, and data security based on their access to the Companies’ data, operational and information technology systems and sensitive information and the personal information of their customers and employees.
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

CON EDISON ANNUAL REPORT 2024	49

•Training and Compliance: The Companies train employees regularly on potential cybersecurity threats; monitor network and computing systems; collaborate with government and industry partners on threat mitigation; collaborate with local, state and federal agencies and utility industry colleagues to identify and employ tools that seek to protect the Companies’ operational and information systems and the personal information of their customers and employees from cybersecurity threats; and regularly conduct and participate in exercises to test and further develop prevention and responses to potential cyber and physical threats, both internally and through sector-level and cross-sector exercises led by industry or the U.S. government.

The Companies have experienced cybersecurity incidents and attacks in the past and expect to experience them in the future. The Companies have not experienced any cybersecurity incidents in the last three years that have materially affected the business strategy, results of operations, or financial condition of the Companies. Although the Companies have established processes to assess, identify and manage cybersecurity risks, such processes do not provide absolute assurance against a cybersecurity attack that could materially impact the Companies. In the event of a significant cybersecurity incident or attack, the Companies’ business strategy, results of operations or financial condition could be materially affected. Such an incident could materially disrupt the Companies’ or their customers’ operations, cause damage to the Companies’ properties, financial and other information systems and network infrastructure and could result in the theft of the Companies’, their employees’ or customers’ information. See “A Cyber Attack Could Adversely Affect the Companies” in Item 1A.

Role of Management in Cybersecurity Risk Management
The Companies have established a cybersecurity team that manages the Companies’ cybersecurity risk. The cybersecurity team is led by the Vice President and Chief Information Security Officer, a technology leader with over 15 years of experience in information technology and cybersecurity. The cybersecurity team reports to a multidisciplinary team of executives and senior officers including personnel from the technology and operations departments who are responsible for the review and approval of changes in cybersecurity risk assessment and have oversight of risk mitigation and monitoring strategies. The executive and senior officer team is led by the Senior Vice President and Chief Information Officer, a senior global technology and operations leader with over 30 years of experience in the technology field and who is responsible for the Companies’ information technology and corporate security departments.

The cybersecurity team’s processes to protect the personal information of the Companies’ customers and employees are supported by a privacy compliance team. The privacy compliance team is led by the Chief Privacy Officer, a professional with over 18 years of experience in data privacy risk and compliance and who is a Certified Information Privacy Professional and a Certified Information Privacy Manager and is designated as a Fellow in Privacy. The Chief Privacy Officer reports to the Vice President and Chief Ethics and Compliance Officer, an attorney and executive who has over 25 years of experience in the legal, ethics, and compliance fields and is responsible for the company’s ethics and compliance program and department, including data privacy compliance. The Chief Ethics and Compliance Officer reports to the Senior Vice President and General Counsel, the Companies’ lead attorney and a senior executive with over 20 years of risk management, corporate governance and team leadership experience.

Role of Board of Directors and Board of Trustees in Cybersecurity Risk Management
Con Edison’s Board of Directors and CECONY’s Board of Trustees (collectively, the Board) and their respective Audit Committees oversee the management of risks from cybersecurity threats, including the policies, processes and practices that management implements to address risks from cybersecurity threats. There is a process in place for the Board and the Audit Committee to receive quarterly updates and information from the Senior Vice President and Chief Information Officer and the Vice President and Chief Information Security Officer, regarding significant and potentially significant cybersecurity incidents and a range of cybersecurity metrics. The Board receives an annual presentation and report on cybersecurity risks from the Senior Vice President and Chief Information Officer and the Vice President and Chief Information Security Officer that addresses various topics, such as recent developments, vulnerability assessments and third-party and independent reviews. The Audit Committee also meets annually with the Senior Vice President and Chief Information Officer in executive session, without management present.

At each regular Board meeting, the Board reviews a cybersecurity dashboard prepared by the Senior Vice President and Chief Information Officer that includes updates on a range of cybersecurity metrics and topics. The Audit Committee oversees the ERM program and reviews more in-depth cybersecurity matters and risks on a semi-annual basis.

Item 2:    Properties
Con Edison
Con Edison has no significant properties other than those of the Utilities.

50	CON EDISON ANNUAL REPORT 2024

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

Item 4:    Mine Safety Disclosures
Not applicable.

CON EDISON ANNUAL REPORT 2024	51

Information about our Executive Officers
The following table sets forth certain information about the executive officers of Con Edison as of February 20, 2025. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
Timothy P. Cawley	60	1/22 to present - Chairman of the Board, President and Chief Executive Officer and Director of Con Edison, Chairman of the Board, Chief Executive Officer and Trustee of CECONY
		12/20 to 12/21 – President and Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of CECONY
		1/18 to 12/20 – President of CECONY
Kirkland Andrews	57	7/24 to present – Senior Vice President and Chief Financial Officer of Con Edison and CECONY
		2/21 to 6/24 – Executive Vice President and Chief Financial Officer of Evergy Inc
		9/11 to 1/21 – Executive Vice President and Chief Financial Officer of NRG Energy, Inc.
Matthew Ketschke	53	1/21 to present – President of CECONY
		11/17 to 12/20 – Senior Vice President – Customer Energy Solutions
Michele O'Connell	49	4/24 to present – President and Chief Executive Officer of O&R
Robert Sanchez	59	4/24 to present – President, Shared Services of CECONY
		12/17 to 4/24 – President and Chief Executive Officer of O&R
Stuart Nachmias	60	1/20 to present – President and Chief Executive Officer of Con Edison Transmission
Deneen L. Donnley	60	1/20 to present – Senior Vice President and General Counsel of Con Edison and CECONY
Jennifer Hensley	46	9/22 to present – Senior Vice President – Corporate Affairs of CECONY
		7/22 to 9/22 – Senior Vice President of CECONY
		1/21 to 7/22 - Vice President, Head of Government Relations - Lyft
		9/19 to 1/21 - Senior Director, Public Policy - Lyft
Joseph Miller	62	1/21 to present – Vice President and Controller of Con Edison and CECONY
		1/21 to present – Chief Financial Officer and Controller of O&R
		8/06 to 12/20 – Assistant Controller of Corporate Accounting of CECONY
Kamran Ziaee	58	12/24 to present – Senior Vice President and Chief Information Officer of Con Edison and CECONY
		08/19 to 11/24 – Senior Vice President, Technology Strategy & Planning - Verizon

52	CON EDISON ANNUAL REPORT 2024

Part II
Item 5:    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison
Con Edison’s Common Shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange under the trading symbol "ED." As of January 31, 2025, there were 34,407 holders of record of Con Edison’s Common Shares. Con Edison paid quarterly dividends of 81 cents per Common Share in 2023 and quarterly dividends of 83 cents per Common Share in 2024. On January 16, 2025, Con Edison declared a quarterly dividend of 85 cents per Common Share that is payable on March 14, 2025. Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends is subject to approval and declaration by Con Edison’s Board of Directors and will depend on a variety of factors including business, financial and regulatory considerations. For additional information about the payment of dividends by the Utilities to Con Edison, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).
During 2024, the market price of Con Edison’s Common Shares decreased by 1.91 percent (from $90.97 at year-end 2023 to $89.23 at year-end 2024). By comparison, the S&P 500 Index increased 23.31 percent and the S&P 500 Utilities Index increased 19.58 percent. The total return to Con Edison’s common shareholders during 2024, including both investment of dividends and the change in price, was 1.58 percent. By comparison, the total returns for the S&P 500 Index and the S&P 500 Utilities Index were 25.00 percent and 23.43 percent, respectively. For the five-year period 2020 through 2024 inclusive, Con Edison’s shareholders’ total return was 18.59 percent, compared with total returns for the S&P 500 Index and the S&P 500 Utilities Index of 96.85 percent and 37.79 percent, respectively.

Total Return Performance
Consolidated Edison, Inc.
S&P 500 Index
S&P 500 Utilities Index
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Years Ended December 31,
Company / Index	2019	2020	2021	2022	2023	2024
Consolidated Edison, Inc.	100.00	83.01	102.07	118.04	116.72	118.52
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P Utilities	100.00	100.48	118.24	120.09	111.59	137.73
Based on $100 invested at December 31, 2019, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.

CON EDISON ANNUAL REPORT 2024	53

CECONY
The outstanding shares of CECONY’s Common Stock ($2.50 par value) are the only class of common equity of CECONY. They are held by Con Edison and are not traded.
The dividends declared by CECONY in 2023 and 2024 are shown in its Consolidated Statement of Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

Item 6:    [Reserved]

54	CON EDISON ANNUAL REPORT 2024

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
This combined MD&A generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. For discussions of 2022 items and year-to-year comparisons between 2023 and 2022, see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations,” in Con Edison’s and CECONY’s combined Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024.

Information in any item of this report referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

Corporate Overview
Con Edison’s principal business operations are those of the Utilities and Con Edison Transmission. CECONY is a regulated utility that provides electric service in New York City and New York's Westchester County, gas service in Manhattan, the Bronx, parts of Queens and parts of Westchester, and steam service in Manhattan. O&R is a regulated utility serving customers in a 1,300-square-mile-area in southeastern New York State and northern New Jersey. Con Edison Transmission, through its subsidiaries, invests in electric transmission projects and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects. Con Edison Transmission is considering strategic alternatives with respect to its investment in MVP and both Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye. See “Con Edison Transmission” in Item 1.

In addition to the risks and uncertainties described in Item 1A and the Companies’ material contingencies described in Notes B, G and H to the financial statements in Item 8, the Companies’ management considers the following events, trends, and uncertainties to be important to understanding the Companies’ current and future financial condition.

Clean Energy Goals
The success of the Companies’ efforts to meet federal, state and city clean energy policy goals and the impact of energy consumers' efforts to meet such goals on CECONY’s electric, gas and steam businesses and O&R’s electric and gas businesses may impact the Companies’ future financial condition. The Utilities expect electric usage to increase and gas and steam usage to decrease in their service territories as federal, state and local laws and policies are enacted and implemented that aim to reduce the carbon intensity of the energy that is consumed in their respective jurisdictions. The Utilities’ and their regulators’ efforts to maintain electric reliability in their service territories as electric usage increases may also impact the Companies’ future financial condition. The long-term future of the Utilities’ gas businesses depends upon the role that natural gas or other gaseous fuels will play in facilitating New York State’s and New York City’s climate goals. In addition, the impact and costs from climate change impacts on the Utilities’ systems and the success of the Utilities’ efforts to maintain system reliability and manage service interruptions resulting from severe weather may impact the Companies’ future financial condition, results of operations and liquidity.

Aged Accounts Receivable Balances
At December 31, 2024, CECONY’s and O&R’s customer accounts receivables balances of $2,947 million and $113 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,652 million and $32 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivables (balances outstanding in excess of 60 days) of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivables as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. In general, the Utilities suspended collection activities and service disconnections during the COVID-19 pandemic and have since resumed such activities.

CECONY’s rate plans include reconciliation of late payment charges (from January 1, 2023 through December 31, 2025 for electric and gas and from January 1, 2020 through October 31, 2026 for steam) and write-offs of customer accounts receivable balances (from January 1, 2020 through December 31, 2025 for electric and gas and from

CON EDISON ANNUAL REPORT 2024	55

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

O&R’s 2022 - 2024 rate plans included reconciliation of late payment charges to amounts reflected in rates for years 2022 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity. O&R’s November 2024 joint proposal, that is subject to approval by the NYSPSC, includes reconciliation of uncollectible expenses and late payment charges that are subject to a combined annual threshold of $0.9 million and $0.5 million for electric and gas, respectively. Once the threshold is met, O&R will defer the variance between actual uncollectible expense and late payment charge, and the level set forth in rates that is above the threshold. Recovery/refunds will be made via surcharge/sur-credit. Surcharge recovery is subject to an annual cap that produces no more than a 0.5 percent total customer bill impact per commodity. Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in O&R’s next base rate cases.

Although these regulatory mechanisms are in place, a continued increase in accounts receivable balances has impacted and is expected to continue to impact the Companies’ liquidity. See “The Companies May Be Adversely Affected By Changes To The Utilities' Rate Pans" in Item 1A, “Liquidity and Capital Resources” and “Capital Requirements and Resources,” below and "Regulatory Matters – Rate Plans" in Note B and Note N to
the financial statements in Item 8.

In particular, CECONY, in an effort to reduce aged accounts receivables balances, plans to continue to execute on its integrated collections strategy, which includes, among other things, implementation of payment arrangements, enhanced digital and mail communications to customers regarding collections, increased field collections by hiring new field collectors and increasing collector efficiency and employing additional call center representatives to handle in-bound call volumes. O&R's collection strategy aligns with that of CECONY's in many respects.

Con Edison Transmission
Con Edison Transmission, through its New York Transco partnership and jointly with the NYPA, is developing the Propel NY Energy transmission project, a 90-mile electric transmission project that is expected to increase high voltage transmission connections between Long Island and the rest of New York State. Con Edison Transmission is also participating in competitive solicitations to develop additional electric projects, including a proposal submitted in April 2024 with another entity to build infrastructure that will facilitate future transmission to be installed for offshore wind power to New Jersey's electric grid and multiple proposals submitted in June 2024 through its New York Transco partnership to integrate electricity produced from offshore wind into New York City's energy grid. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements. In January 2025, the President of the United States issued an executive order temporarily withdrawing all areas on the outer continental shelf from new offshore wind leasing, pending review by the new Administration, noting that nothing in this withdrawal affects rights under existing leases in the withdrawn areas, and further that with respect to such existing leases, the Secretary of the Interior, in consultation with the Attorney General as needed, shall conduct a comprehensive review of the ecological, economic, and environmental necessity of terminating or amending any existing wind energy leases. See "Federal Regulation" in Item 1. Con Edison Transmission is considering strategic alternatives with respect to its investment in MVP and both Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye. See "Con Edison Transmission" in Item 1.

Certain financial data of Con Edison’s businesses are presented below:

56	CON EDISON ANNUAL REPORT 2024

	For the Year Ended December 31, 2024				At December 31, 2024
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$14,129	93%	$1,748	96%	$65,650	92%
O&R	1,125	7%	104	6%	4,060	6%
Total Utilities	15,254	100%	1,852	102%	69,710	98%
Con Edison Transmission	4	—%	45	2%	469	1%
Other (a)	(2)	—%	(77)	(4)%	383	1%
Total Con Edison	$15,256	100%	$1,820	100%	$70,562	100%
(a)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025. Net income for common stock for the year ended December 31, 2024 includes $(46) million (after-tax) for adjustments related to the sale of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

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

Beginning in 2024, based on the existing statue, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. The Companies accrued a CAMT liability of $139 million, $111 million of which is for CECONY, before the application of general business credits with an offsetting deferred tax asset representing the minimum tax credit carryforward, for the year ended December 31, 2024. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

New York Legislation
In April 2021, New York passed a law that increased the corporate franchise tax rate on business income from 6.5 percent to 7.25 percent, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875 percent, not to exceed a maximum tax liability of $5 million per taxpayer. New York requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax were scheduled to expire after 2023. In May 2023, New York passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for an additional three years, through tax year 2026 and extended the business capital tax through tax year 2026. New York also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. As a result of the sale of all of the stock of the Clean Energy Businesses in 2023, Con Edison's New York State taxable income was higher than $5 million and subject to the higher 7.25 percent rate (9.425 percent with the surcharge rate) on its taxable income for tax year 2023, but is not subject to the higher rate in tax year 2024.

CON EDISON ANNUAL REPORT 2024	57

Results of Operations
Net income for common stock and earnings per share for the years ended December 31, 2024 and 2023 were as follows:

(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share
	2024	2023	2024	2023
CECONY	$1,748	$1,606	$5.05	$4.62
O&R	104	96	0.30	0.28
Clean Energy Businesses (a)	—	22	—	0.07
Con Edison Transmission (b)	45	37	0.13	0.11
Other (c)	(77)	758	(0.22)	2.17
Con Edison (d)	$1,820	$2,519	$5.26	$7.25
(a)Net income for common stock and earnings per share from the Clean Energy Businesses for the year ended December 31, 2023 reflects $2 million or $0.01 a share (after-tax) of the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock and earnings per share from the Clean Energy Businesses also includes $(9) million or $(0.03) a share of net after-tax mark-to-market effects in 2023. Depreciation and amortization expenses on their assets of $31 million or $0.08 a share (after-tax) were not recorded for the year ended December 31, 2023. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8. See Note S to the financial statements in Item 8.

(b)    Net income for common stock and earnings per share from Con Edison Transmission for the year ended December 31, 2024 includes $5 million or $0.01 a share (after-tax) for accretion of the basis difference of Con Edison's equity investment in Mountain Valley Pipeline, LLC. See “Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A to the financial statements in Item 8.

(c)    Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025. See Note X to the financial statements in Item 8. Net income for common stock and earnings per share for the year ended December 31, 2024 includes $(46) million (after-tax) or $(0.13) a share (after-tax) for adjustments related to the sale of all of the stock of the Clean Energy Businesses. Net income for common stock and earnings per share for the year ended December 31, 2024 also includes $(3) million (after-tax) or $(0.01) a share (after-tax) of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Impact of the sale of the Clean Energy Businesses on the changes in state unitary tax apportionments (net of federal taxes) for the year ended December 31, 2024 is $(3 million) or $(0.01) per share. Net income for common stock and earnings per share for the year ended December 31, 2023 includes $(11) million or $(0.03) a share (after-tax) of income tax impact on the effects of HLBV accounting for tax equity investments in certain renewable electric projects and an immaterial amount or $0.00 a share of income tax impact on the net after-tax mark-to-market effects. Net income for common stock for the year ended December 31, 2023 also includes $(14) million and $(0.04) a share of transaction costs and other accruals related to the sale of the Clean Energy Businesses (net of tax). Impact of the sale of the Clean Energy Businesses on the changes in state unitary tax apportionments (net of federal taxes) for the year ended December 31, 2023 is $(7 million) or $(0.02) per share. Depreciation and amortization expenses on the assets of the Clean Energy Businesses $(3) million or $(0.01) a share (after-tax) were not recorded for the year ended December 31, 2023. Net income for common stock for the year ended December 31, 2023 includes $767 million or $2.21 per share (after-tax) for the gain on the sale of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

(d)    Earnings per share on a diluted basis were $5.24 a share and $7.21 a share in 2024 and 2023 , respectively. See "Earnings Per Common Share" in Note A to the financial statements in Item 8.

The following table presents the estimated effect of major factors on earnings per share and net income for common stock for the year ended December 31, 2024 as compared with 2023.

58	CON EDISON ANNUAL REPORT 2024

Variation for the Year Ended December 31, 2024 vs. 2023
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$115	$0.33
Steam rate plan effective November 2023	72	0.21
Higher gas rate base	19	0.05
Change in incentives earned under the electric and gas earnings adjustment mechanisms	14	0.04
Higher electric, gas and steam operations and maintenance costs	(54)	(0.16)
Higher regulatory commission expense and other corporate expenses	(16)	(0.04)
Impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system	(10)	(0.03)
Accretive effect of share repurchase	—	0.03
Other	2	—
Total CECONY	142	0.43
O&R (a)
Electric base rate increase	21	0.06
Gas base rate increase	2	—
Higher interest expense	(6)	(0.02)
Other	(9)	(0.02)
Total O&R	8	0.02
Clean Energy Businesses (b)
Total Clean Energy Businesses	(22)	(0.07)
Con Edison Transmission
Income tax adjustment due to AFUDC from MVP	5	0.01
Accretion of the basis difference of Con Edison's equity investment in MVP	5	0.01
Other	(2)	—
Total Con Edison Transmission	8	0.02
Other, including parent company expenses
Gain and other impacts related to the sale of the Clean Energy Businesses	(795)	(2.28)
Lower interest income	(23)	(0.07)
Higher taxes other than income taxes	(10)	(0.03)
Higher interest expense	(3)	(0.01)
HLBV effects	8	0.02
Other	(12)	(0.02)
Total Other, including parent company expenses (c)	(835)	(2.39)
Total Reported (GAAP basis)	$(699)	$(1.99)

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
c. Other includes the parent company, Con Edison's tax equity investments, consolidation adjustments and Broken Bow II, the deferred project held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025.

CON EDISON ANNUAL REPORT 2024	59

The Companies’ other operations and maintenance expenses for the years ended December 31, 2024 and 2023 were as follows:

(Millions of Dollars)	2024	2023
CECONY
Operations	$1,918	$1,845
Pensions and other postretirement benefits	138	338
Health care and other benefits	192	172
Regulatory fees and assessments (a)	461	380
Other (b)	644	441
Total CECONY	3,353	3,176
O&R	387	375
Clean Energy Businesses (c)	—	48
Con Edison Transmission	11	11
Other (d)	—	(4)
Total other operations and maintenance expenses	$3,751	$3,606
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments that are collected in revenues.
(b)Other includes the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system in 2024 and 2023 were ($51 million) and ($38 million), respectively.
(c)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.
(d)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025. See Note X to the financial statements in Item 8.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2024 and 2023 follows. For additional business segment financial information, see Note P to the financial statements in Item 8.

60	CON EDISON ANNUAL REPORT 2024

The Companies’ results of operations for the years ended December 31, 2024 and 2023 were:

	CECONY		O&R		Clean Energy (c) Businesses		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Operating revenues	$14,129	$13,476	$1,125	$1,056	$—	$129	$4	$4	$(2)	$(2)	$15,256	$14,663
Purchased power	2,279	2,294	290	247	—	—	—	—	—	—	2,569	2,541
Fuel	170	282	—	—	—	—	—	—	—	—	170	282
Gas purchased for resale	524	677	75	111	—	41	—	—	—	—	599	829
Other operations and maintenance	3,353	3,176	387	375	—	48	11	11	—	(4)	3,751	3,606
Depreciation and amortization	2,037	1,924	117	106	—	—	1	1	—	—	2,155	2,031
Taxes, other than income taxes	3,173	2,946	95	91	—	3	—	1	12	2	3,280	3,043
Gain (loss) on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	—	(62)	865	(62)	865
Operating income (loss)	2,593	2,177	161	126	—	37	(8)	(9)	(76)	865	2,670	3,196
Other income (deductions)	578	732	32	49	—	1	61	62	(16)	(14)	655	830
Net interest expense (income)	1,109	945	60	51	—	16	—	2	18	9	1,187	1,023
Income before income tax expense	2,062	1,964	133	124	—	22	53	51	(110)	842	2,138	3,003
Income tax expense (benefit)	314	358	29	28	—	3	8	14	(33)	84	318	487
Net income (loss)	$1,748	$1,606	$104	$96	$—	$19	$45	$37	$(77)	$758	$1,820	$2,516
Income (loss) attributable to non-controlling interest	—	—	—	—	—	(3)	—	—	—	—	—	(3)
Net income (loss) from common stock	$1,748	$1,606	$104	$96	$—	$22	$45	$37	$(77)	$758	$1,820	$2,519

(a) Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025. See Note X to the financial statements in Item 8.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2024	61

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

CECONY

	For the Year Ended December 31, 2024				For the Year Ended December 31, 2023
(Millions of Dollars)	Electric	Gas	Steam	2024 Total	Electric	Gas	Steam	2023 Total	2024-2023 Variation
Operating revenues	$10,717	$2,834	$578	$14,129	$10,078	$2,829	$569	$13,476	$653
Purchased power	2,248	—	31	2,279	2,254	—	40	2,294	(15)
Fuel	126	—	44	170	157	—	125	282	(112)
Gas purchased for resale	—	524	—	524	—	677	—	677	(153)
Other operations and maintenance	2,622	528	203	3,353	2,418	527	231	3,176	177
Depreciation and amortization	1,471	458	108	2,037	1,395	429	100	1,924	113
Taxes, other than income taxes	2,418	576	179	3,173	2,286	514	146	2,946	227
Operating income	$1,832	$748	$13	$2,593	$1,568	$682	$(73)	$2,177	$416
Electric
CECONY’s results of electric operations for the year ended December 31, 2024 compared with the year ended December 31, 2023 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	Variation
Operating revenues	$10,717	$10,078	$639
Purchased power	2,248	2,254	(6)
Fuel	126	157	(31)
Other operations and maintenance	2,622	2,418	204
Depreciation and amortization	1,471	1,395	76
Taxes, other than income taxes	2,418	2,286	132
Electric operating income	$1,832	$1,568	$264
CECONY’s electric sales and deliveries in 2024 compared with 2023 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2024	December 31, 2023	Variation	Percent Variation		December 31, 2024	December 31, 2023	Variation	Percent Variation
Residential/Religious (b)	11,890	11,574	316	2.7%		$4,240	$3,483	$757	21.7%
Commercial/Industrial	10,267	10,895	(628)	(5.8)		2,911	2,773	138	5.0
Retail choice customers	20,715	20,315	400	2.0		2,697	2,394	303	12.7
NYPA, Municipal Agency and other sales	9,555	9,472	83	0.9		876	807	69	8.6
Other operating revenues (c)	—	—	—	—		(7)	621	(628)	Large
Total	52,427	52,256	171	0.3%	(d)	$10,717	$10,078	$639	6.3%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 1.3 percent in 2024 compared with 2023.
Operating revenues increased $639 million in 2024 compared with 2023 primarily due to an increase in revenues from the electric rate plan ($558 million) and a change in incentives earned under the earnings adjustment mechanisms ($18 million).

Purchased power expenses decreased $6 million in 2024 compared with 2023 due to lower unit costs ($88 million), offset in part by higher purchased volume ($82 million).

62	CON EDISON ANNUAL REPORT 2024

Fuel expenses decreased $31 million in 2024 compared with 2023 due to lower unit costs ($23 million) and lower purchased volumes from the company’s electric generating facilities ($8 million).
Other operations and maintenance expenses increased $204 million in 2024 compared with 2023 primarily due to higher total surcharges for assessments and fees that are collected in revenues from customers ($83 million), uncollectible expenses ($35 million), electric operations maintenance activities ($22 million), costs for injuries and damages ($11 million) and the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system in 2024 ($6 million) and higher health care costs ($4 million).

Depreciation and amortization expenses increased $76 million in 2024 compared with 2023 primarily due to higher electric utility plant balances.
Taxes, other than income taxes increased $132 million in 2024 compared with 2023 primarily due to higher property taxes ($185 million) and higher state and local revenue taxes ($25 million), offset in part by a higher deferral of under-collected property taxes ($82 million).
Gas
CECONY’s results of gas operations for the year ended December 31, 2024 compared with the year ended December 31, 2023 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	Variation
Operating revenues	$2,834	$2,829	$5
Gas purchased for resale	524	677	(153)
Other operations and maintenance	528	527	1
Depreciation and amortization	458	429	29
Taxes, other than income taxes	576	514	62
Gas operating income	$748	$682	$66
CECONY’s gas sales and deliveries, excluding off-system sales, in 2024 compared with 2023 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2024	December 31, 2023	Variation	Percent Variation		December 31, 2024	December 31, 2023	Variation	Percent Variation
Residential	44,280	45,741	(1,461)	(3.2)%		$1,148	$1,218	$(70)	(5.7)%
General	30,223	31,784	(1,561)	(4.9)		640	573	67	11.7
Firm transportation	71,521	72,740	(1,219)	(1.7)		914	853	61	7.2
Total firm sales and transportation	146,024	150,265	(4,241)	(2.8)	(b)	2,702	2,644	58	2.2
Interruptible sales	2,959	7,892	(4,933)	(62.5)%		28	49	(21)	(42.9)%
NYPA	56,291	53,541	2,750	5.1		2	2	—	—
Generation plants	61,250	61,453	(203)	(0.3)		22	24	(2)	(8.3)
Other	18,680	18,925	(245)	(1.3)		38	34	4	11.8
Other operating revenues (c)	—	—	—	—		42	76	(34)	(44.7)
Total	285,204	292,076	(6,872)	(2.4)%		$2,834	$2,829	$5	0.2%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area decreased 4.0 percent in 2024 compared with 2023.
(c)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plans.

Operating revenues increased $5 million in 2024 compared with 2023 primarily due to an increase in gas revenues under the company's gas rate plan ($215 million), offset in part by lower gas purchased for resale expense ($153 million), lower unbilled revenue accrual ($24 million), higher interest accrual on net plant reconciliation ($16 million) and timing of a gas revenue reconciliation ($11 million).
Gas purchased for resale decreased $153 million in 2024 compared with 2023 due to lower unit costs ($219 million), offset in part by higher purchased volumes ($66 million).

CON EDISON ANNUAL REPORT 2024	63

Depreciation and amortization expenses increased $29 million in 2024 compared with 2023 primarily due to higher gas utility plant balances.
Taxes, other than income taxes increased $62 million in 2024 compared with 2023 primarily due to higher property taxes ($44 million) and lower deferral of under-collected property taxes ($24 million), offset in part by lower state and local revenue taxes ($6 million).
Steam
CECONY’s results of steam operations for the year ended December 31, 2024 compared with the year ended December 31, 2023 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	Variation
Operating revenues	$578	$569	$9
Purchased power	31	40	(9)
Fuel	44	125	(81)
Other operations and maintenance	203	231	(28)
Depreciation and amortization	108	100	8
Taxes, other than income taxes	179	146	33
Steam operating income	$13	$(73)	$86
CECONY’s steam sales and deliveries in 2024 compared with 2023 were:

	Millions of Pounds Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2024	December 31, 2023	Variation	Percent Variation		December 31, 2024	December 31, 2023	Variation	Percent Variation
General	428	428	—	—		$31	$25	$6	24.0%
Apartment house	4,880	4,657	223	4.8		162	150	12	8.0
Annual power	10,186	10,359	(173)	(1.7)		395	363	32	8.8
Other operating revenues (b)	—	—	—	—		(10)	31	(41)	Large
Total	15,494	15,444	50	0.3%	(c)	$578	$569	$9	1.6%
(a)Effective November 1, 2023, revenues from steam sales are subject to a weather normalization clause, as a result of which, delivery revenues reflect normal weather conditions during the heating season.
(b)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(c)After adjusting for variations, primarily weather prior to November 1, 2023, and billing days, steam sales and deliveries in the company’s service area decreased 3.1 percent in 2024 compared with 2023.
Operating revenues increased $9 million in 2024 compared with 2023 primarily due to the benefit from the new steam rate plan ($97 million), offset in part by lower fuel expenses ($81 million) and lower purchased power expenses ($9 million).
Purchased power expenses decreased $9 million in 2024 compared with 2023 due to lower unit costs ($9 million).
Fuel expenses decreased $81 million in 2024 compared with 2023 due to lower unit costs ($83 million), offset in part by higher purchased volumes used from the company’s steam generating facilities ($2 million).
Other operations and maintenance expenses decreased $28 million in 2024 compared with 2023 primarily due to lower costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($53 million), offset in part by an increase in municipal infrastructure support ($7 million), the impact of the NYSPSC order denying an April 2023 petition by CECONY that requested permission to capitalize costs to implement its new customer billing and information system in 2024 ($6 million), higher total surcharges for assessments and fees that are collected in revenues from customers ($1 million) and higher health care costs ($1 million).
Depreciation and amortization expenses increased $8 million in 2024 compared with 2023 primarily due to higher steam utility plant balances.
Taxes, other than income taxes increased $33 million in 2024 compared with 2023 primarily due to a lower deferral of under-collected property taxes ($24 million), higher property taxes ($6 million) and higher state and local taxes ($2 million).

64	CON EDISON ANNUAL REPORT 2024

Taxes, Other Than Income Taxes
At $3,173 million, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

	For the Years Ended December 31,
(Millions of Dollars)	2024		2023		Variation
Property taxes	$2,738		$2,503		$235
State and local taxes related to revenue receipts	429		409		20
Payroll taxes	83		77		6
Other taxes (b)	(77)		(43)		(34)
Total	$3,173	(a)	$2,946	(a)	$227
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2024 and 2023 were $3,915 million and $3,652 million, respectively.
(b)Including the deferral of under-collected property taxes in 2024 and 2023 of $83 million and $50 million, respectively.

Other Income
Other income decreased $154 million in 2024 compared with 2023 primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($176 million), offset in part by an increase in AFUDC ($11 million) and an increase in the revenue decoupling mechanism interest accrual ($6 million).
Net Interest Expense
Net interest expense increased $164 million in 2024 compared with 2023 primarily due to higher interest expense for long-term debt due to higher debt balances ($142 million) and short-term debt ($3 million).
Income Tax Expense
Income taxes decreased $44 million in 2024 compared with 2023 primarily due to higher amortization of excess deferred federal income taxes ($31 million) and the absence in 2024 of a remeasurement of state deferred income tax assets and liabilities as a result of the enacted New York State legislation in 2023 ($10 million).

O&R

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
(Millions of Dollars)	Electric	Gas	2024 Total	Electric	Gas	2023 Total	2024-2023 Variation
Operating revenues	$852	$273	$1,125	$759	$297	$1,056	$69
Purchased power	290	—	290	247	—	247	43
Gas purchased for resale	—	75	75	—	111	111	(36)
Other operations and maintenance	306	81	387	292	83	375	12
Depreciation and amortization	82	35	117	76	30	106	11
Taxes, other than income taxes	62	33	95	59	32	91	4
Operating income	$112	$49	$161	$85	$41	$126	$35
Electric
O&R’s results of electric operations for the year ended December 31, 2024 compared with the year ended December 31, 2023 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	Variation
Operating revenues	$852	$759	$93
Purchased power	290	247	43
Other operations and maintenance	306	292	14
Depreciation and amortization	82	76	6
Taxes, other than income taxes	62	59	3
Electric operating income	$112	$85	$27
O&R’s electric sales and deliveries in 2024 compared with 2023 were:

CON EDISON ANNUAL REPORT 2024	65

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2024	December 31, 2023	Variation	Percent Variation		December 31, 2024	December 31, 2023	Variation	Percent Variation
Residential/Religious (b)	2,133	1,917	216	11.3%		$474	$419	$55	13.1%
Commercial/Industrial	965	958	7	0.7		167	147	20	13.6
Retail choice customers	2,522	2,397	125	5.2		198	172	26	15.1
Public authorities	114	113	1	0.9		12	12	—	—
Other operating revenues (c)	—	—	—	—		1	9	(8)	(88.9)
Total	5,734	5,385	349	6.5%	(d)	$852	$759	$93	12.3%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 2.7 percent in 2024 compared with 2023.
Operating revenues increased $93 million in 2024 compared with 2023 primarily due to higher purchased power expenses ($43 million) and higher revenues from the New York electric rate plan ($39 million), higher revenue related to the Clean Energy Act ($3 million) and a change in incentives earned under the earnings adjustment mechanisms ($1 million).

Purchased power expenses increased $43 million in 2024 compared with 2023 due to higher purchased volumes ($35 million) and unit costs ($8 million).

Other operations and maintenance expenses increased $14 million in 2024 compared with 2023 primarily due to higher regulatory System Benefit Charges ($6 million), higher regulatory amortizations ($4 million), higher expenses associated with the New Jersey Clean Energy Act ($3 million) and higher tree trimming costs ($2 million).

Depreciation and amortization expenses increased $6 million in 2024 compared with 2023 primarily due to higher electric utility plant balances.
Taxes, other than income taxes increased $3 million in 2024 compared with 2023 primarily due to higher property taxes ($2 million) and higher state and local revenue taxes ($1 million).
Gas
O&R’s results of gas operations for the year ended December 31, 2024 compared with the year ended December 31, 2023 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	Variation
Operating revenues	$273	$297	$(24)
Gas purchased for resale	75	111	(36)
Other operations and maintenance	81	83	(2)
Depreciation and amortization	35	30	5
Taxes, other than income taxes	33	32	1
Gas operating income	$49	$41	$8
O&R’s gas sales and deliveries, excluding off-system sales, in 2024 compared with 2023 were:

66	CON EDISON ANNUAL REPORT 2024

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2024	December 31, 2023	Variation	Percent Variation		December 31, 2024	December 31, 2023	Variation	Percent Variation
Residential	10,749	11,428	(679)	(5.9)%		$166	$193	$(27)	(14.0)%
General	1,767	2,929	(1,162)	(39.7)		21	37	(16)	(43.2)
Firm transportation	4,623	5,055	(432)	(8.5)		34	38	(4)	(10.5)
Total firm sales and transportation	17,139	19,412	(2,273)	(11.7)	(b)	221	268	(47)	(17.5)
Interruptible sales	3,712	3,301	411	12.5%		7	6	1	16.7%
Generation plants	10	4	6	Large		—	—	—	—
Other	710	672	38	5.7		1	1	—	—
Other gas revenues	—	—	—	—		44	22	22	Large
Total	21,571	23,389	(1,818)	(7.8)%		$273	$297	$(24)	(8.1)%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R’s service area decreased 1.4 percent in 2024 compared with 2023.
Operating revenues decreased $24 million in 2024 compared with 2023 primarily due to lower gas purchased for resale ($36 million), offset in part by higher revenues from the New York gas rate plan ($3 million) and a change in incentives earned under the earnings adjustment mechanisms ($2 million).
Gas purchased for resale decreased $36 million in 2024 compared with 2023 due to lower purchased volumes ($18 million) and unit cost ($18 million).

Other operations and maintenance expenses decreased $2 million in 2024 compared with 2023 primarily due to lower pension costs.

Depreciation and amortization expenses increased $5 million in 2024 compared with 2023 primarily due to higher gas utility plant balances.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2024 compared with 2023. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2024		2023		Variation
Property taxes	$73		$71		$2
State and local taxes related to revenue receipts	13		11		2
Payroll taxes	9		9		—
Total	$95	(a)	$91	(a)	$4
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2024 and 2023 were $127 million and $122 million, respectively.

Other Income
Other income decreased $17 million in 2024 compared with 2023 primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($17 million).
Net Interest Expense
Net interest expense increased $9 million in 2024 compared with 2023 primarily due to higher interest expense for long-term debt due to higher debt balances ($5 million).
Con Edison Transmission
Income Tax Expense
Income taxes decreased $6 million in 2024 compared with 2023 primarily due to AFUDC equity, which increased book income but is non-taxable upon recognition in 2024.

Other

CON EDISON ANNUAL REPORT 2024	67

Taxes, Other Than Income Taxes
Taxes, other than income taxes increased $10 million in 2024 compared with 2023 primarily due to an increase in the New York State Capital Tax ($10 million).

Income Tax Expense
Income taxes decreased $117 million in 2024 compared with 2023 primarily due to lower income before income tax expense ($220 million), primarily due to the prior year gain on the sale of all the stock of the Clean Energy Businesses and offsetting non-recurring tax benefits principally from the recognition of unamortized investment tax credits ($103 million) recognized in 2023.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8. The Clean Energy Businesses’ results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	Variation
Operating revenues	$—	$129	$(129)
Purchased power	—	—	—
Gas purchased for resale	—	41	(41)
Other operations and maintenance	—	48	(48)
Depreciation and amortization	—	—	—
Taxes, other than income taxes	—	3	(3)
Operating income	$—	$37	$(37)
Net Interest Expense
Net interest expense decreased $16 million in 2024 compared with 2023 primarily due to lower unrealized gains on interest rate swaps in the 2023 period. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses and the impact on the 2023 period is shown through the date of sale. See Note W and Note X to the financial statements in Item 8.

Income Tax Expense
Income taxes decreased $3 million in 2024 compared with 2023 primarily due to lower income before income tax expense ($6 million) and a decrease in the valuation allowance on deferred state net operating losses ($2 million), offset in part by lower renewable energy tax credits due to the sale of all of the stock of the Clean Energy Businesses on March 1, 2023 ($5 million). See Note W and Note X to the financial statements in Item 8.

Loss Attributable to Non-Controlling Interest
Loss attributable to non-controlling interest decreased $3 million in 2024 compared with 2023 primarily due to the sale of all of the stock of the Clean Energy Businesses.

68	CON EDISON ANNUAL REPORT 2024

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

In November 2024 and January 2025, CECONY borrowed $500 million and $200 million, respectively, at a variable rate under a 364-Day Senior Unsecured Delayed Draw Term Loan Credit Agreement entered into by the company in November 2024 (the CECONY Term Loan Credit Agreement). The term loans mature in November 2025.
CECONY has the option to prepay the term loans issued under the CECONY Term Loan Credit Agreement prior to maturity.

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
The principal factors affecting CECONY’s liquidity are its cash flows from operating activities, cash used in investing activities (including capital expenditures), the dividends it pays to Con Edison and cash flows from financing activities discussed below.
The Companies generally maintain minimal cash balances and use short-term borrowings to meet their working capital needs and other cash requirements. The Companies repay their short-term borrowings using funds from long-term financings and operating activities. The Utilities’ cost of capital, including working capital, is reflected in the rates they charge to their customers.
Each of the Companies believes that it will be able to meet its reasonably likely short-term and long-term cash requirements. See “The Companies Require Access To Capital Markets To Satisfy Funding Requirements,” "Changes To Tax Laws Could Adversely Affect the Companies," “The Companies May be Adversely Affected by Changes to the Utilities’ Rate Plans,” “The Companies Face Risks Related to Health Epidemics And Other Outbreaks,” and “The Companies Also Face Other Risks That Are Beyond Their Control” in Item 1A, and “Capital Requirements and Resources” in Item 1.

CON EDISON ANNUAL REPORT 2024	69

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the years ended December 31, 2024 and 2023 are summarized as follows:

	CECONY		O&R		Clean Energy Businesses (a)		Con Edison Transmission		Other (b)		Con Edison (c)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Operating activities	$3,358	$2,285	$153	$216	$—	$—	$30	$(137)	$73	$(208)	$3,614	$2,156
Investing activities	(4,923)	(4,439)	(321)	(301)	—	(248)	(29)	(49)	—	4,034	(5,273)	(1,003)
Financing activities	1,681	2,236	183	73	—	—	(3)	211	(64)	(4,008)	1,797	(1,488)
Net change for the period	116	82	15	(12)	—	(248)	(2)	25	9	(182)	138	(335)
Balance at beginning of period	1,138	1,056	23	35		248	25	—	9	191	1,195	1,530
Balance at end of period (d)	$1,254	$1,138	$38	$23	$—	$—	$23	$25	$18	$9	$1,333	$1,195
Less: Change in cash balances held for sale (a)	—	—	—	—	—	—	—	—	9	5	9	5
Balance at end of period excluding held for sale	$1,254	$1,138	$38	$23	$—	$—	$23	$25	$9	$4	$1,324	$1,190
(a) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.
(b) Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025. See Note X to the financial statements in Item 8.
(c) Represents the consolidated results of operations of Con Edison and its businesses.
(d) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the financial statements in Item 8.

70	CON EDISON ANNUAL REPORT 2024

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

Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. For the Utilities, credits to their customers of the net benefits of the TCJA, including the reduction of the corporate tax rate to 21 percent, decrease cash flows from operating activities. Pursuant to their rate plans, the Utilities also recover from customers the amount of property taxes they will pay. The payment of property taxes by the Utilities affects the timing of cash flows and increases the amount of short-term borrowings issued by the Utilities when property taxes are due and as property taxes increase, but generally does not impact net income. See “Changes To Tax Laws Could Adversely Affect the Companies” in Item 1A, “Federal Income Tax” in Note A, “Rate Plans” in Note B, “Other Regulatory Matters” in Note B and Note L to the financial statements in Item 8.

In general, the Utilities suspended service disconnections during the COVID-19 pandemic and have since resumed such activities in accordance with applicable law. At December 31, 2024, CECONY’s and O&R’s customer accounts receivables balances of $2,947 million and $113 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,652 million and $32 million, respectively. A continued increase in accounts receivable balances has impacted and is expected to continue to impact the Companies’ liquidity. See “Aged Accounts Receivable Balances,” above.

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

Net cash flows from operating activities in 2024 for Con Edison were $1,458 million higher than in 2023. The changes in net cash flows for Con Edison primarily reflect:
•lower net deferred charges, noncurrent assets, leases and other regulatory liabilities balances of $682 million;
•an increase in accounts payable of $284 million;
•a decrease in prepayments of $225 million;
•a decrease in unbilled revenue and net unbilled revenue deferrals of $123 million;
•a decrease in the revenue decoupling mechanism receivable of $39 million;
•an increase in accrued interest of $35 million; and
•an increase in accrued taxes of $8 million.

Net cash flows from operating activities in 2024 for CECONY were $1,073 million higher than in 2023. The changes in net cash flows for CECONY primarily reflect:
•lower net deferred charges, noncurrent assets, leases, net and other regulatory assets of $713 million;
•lower other receivables and other current assets of $220 million; and
•an increase in accounts payable of $145 million;

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.
Cash Flows Used in Investing Activities

CON EDISON ANNUAL REPORT 2024	71

The following table summarizes key components of Con Edison's cash flows used in investing activities for the years ended December 31, 2024 and December 31, 2023.

	For the Year Ended December 31,
(Millions of Dollars)	2024	2023	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(4,770)	$(4,353)	$(417)
Cost of removal less salvage	(474)	(387)	(87)
Non-utility capital expenditures	(1)	(141)	140
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	—	3,927	(3,927)
Other investing activities	(28)	(49)	21
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(5,273)	$(1,003)	$(4,270)

Net cash flows used in investing activities for Con Edison were $4,270 million higher in 2024 than in 2023. The change for Con Edison primarily reflects:
•the proceeds from the sale of all of the stock of the Clean Energy Businesses, net of cash and cash equivalents sold in 2023 of $3,927 million;
•an increase in utility capital expenditures of $417 million; and
•higher cost of removal less salvage of $87 million;
Offset in part by
•a decrease in non-utility capital expenditures of ($140 million).

The following table summarizes key components of CECONY's cash flows used in investing activities for the years ended December 31, 2024 and December 31, 2023.

	For the Year Ended December 31,
(Millions of Dollars)	2024	2023	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(4,456)	$(4,059)	$(397)
Cost of removal less salvage	(467)	(380)	(87)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(4,923)	$(4,439)	$(484)

Net cash flows used in investing activities for CECONY were $484 million higher in 2024 than in 2023. The change for CECONY primarily reflects:
•an increase in utility capital expenditures $397 million; and
•higher cost of removal less salvage $87 million.

Pursuant to their rate plans, the Utilities recover the cost of utility capital expenditures from customers, including an approved rate of return (before and after being placed in service and an allowance for funds used during construction (AFUDC) before being placed in service). Increases in the amount of utility capital expenditures may temporarily increase the amount of short-term debt issued by the Utilities prior to the long-term financing of such amounts.

Cash Flows From (Used In) Financing Activities
The following table summarizes key components of Con Edison's cash flows from (used in) financing activities for the years ended December 31, 2024 and December 31, 2023.

	For the Year Ended December 31,
(Millions of Dollars)	2024	2023	Variance
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	$(118)	$(202)	$84
Issuance of term loan	500	200	300
Retirement of term loan	—	(750)	750
Issuance of long-term debt	2,975	2,050	925
Retirement of long-term debt	(477)	(710)	233
Debt issuance costs	(43)	(32)	(11)
Common stock dividends	(1,100)	(1,096)	(4)
Issuance of common shares for stock plans	60	56	4
Repurchase of common shares	—	(1,000)	1,000
Distribution to noncontrolling interest	—	(4)	4
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	$1,797	$(1,488)	$3,285

72	CON EDISON ANNUAL REPORT 2024

Net cash flows from financing activities for Con Edison were $3,285 million higher for the year ended December 31, 2024 compared with the 2023 period and reflect the following transactions:
•the repurchase of common shares of $1,000 million in the 2023 period;
•an increase in proceeds in long-term debt of $925 million. In May 2024, CECONY issued $1,400 million aggregate principal amount of debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purposes. In September 2024, O&R issued $125 million aggregate principal amount of debentures, the net proceeds from the sale of which were used to repay short-term borrowings and for other general corporate purchases. In November 2024, all of the $225 million of Series 2010A tax-exempt bonds issued for the benefit of CECONY, bearing interest at a weekly rate, were redeemed. In November 2024, CECONY issued $1,450 million aggregate principal amount of debentures, $225 million of which were used to fund the redemption of the 2010A tax-exempt bonds and the remaining amount of which were used to repay short-term borrowings and for other general corporate purchases. See Note C to the Financial Statements in Item 8;
•retirement of term loans of $750 million in the 2023 period;
•an increase in the issuance of term loan of $300 million;
•a decrease in the retirement of long-term debt of $233 million; and
•an increase in the net issuance (payment) of short-term debt of $84 million.

Con Edison’s cash flows from financing activities in 2024 and 2023 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long-term incentive plans of $109 million and $87 million, respectively.

The following table summarizes key components of CECONY's cash flows from (used in) financing activities for the years ended December 21, 2024 and December 31, 2023.

	For the Year Ended December 31,
(Millions of Dollars)	2024	2023	Variance
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	$(209)	$(397)	$188
Issuance of term loan	500	—	500
Issuance of long-term debt	2,850	2,000	850
Retirement of long-term debt	(475)	—	(475)
Debt issuance costs	(42)	(31)	(11)
Capital contribution by Con Edison	130	1,720	(1,590)
Dividend to Con Edison	(1,073)	(1,056)	(17)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	$1,681	$2,236	$(555)

Net cash flows from financing activities for CECONY were $555 million lower for the year ended December 31, 2024 compared with the 2023 period and reflect the following transactions:
•a decrease in contributed equity from Con Edison of $1,590 million; and
•an increase in the retirement of long-term debt of $475 million;
Offset in part by
•an increase in proceeds in long-term debt of ($850 million) as described above;
•an increase in the issuance of term loan ($500 million); and
•an increase in the net issuance (payment) of short-term debt of ($188 million).
The following table summarizes key components of O&R's cash flows from financing activities for the years ended December 31, 2024 and December 31, 2023.

	For the Year Ended December 31,
(Millions of Dollars)	2024	2023	Variance
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	$82	$(13)	$95
Issuance of long-term debt	125	50	75
Debt issuance costs	(1)	—	(1)
Capital contribution by Con Edison	45	100	(55)
Dividend to Con Edison	(68)	(64)	(4)
NET CASH FLOWS FROM FINANCING ACTIVITIES	$183	$73	$110

Net cash flows from financing activities for O&R were $110 million higher for the year ended December 31, 2024 compared with the 2023 period and reflect the following transactions:

CON EDISON ANNUAL REPORT 2024	73

•an increase in the net issuance (payment) of short-term debt of $95 million; and
•an increase in the proceeds in long-term debt of $75 million as described above;
Offset in part by
•a decrease in contributed equity from Con Edison ($55 million).
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

Cash flows from financing activities of the Companies also reflect commercial paper issuance. The commercial paper amounts outstanding at December 31, 2024 and 2023 and the average daily balances for 2024 and 2023 for Con Edison and CECONY were as follows:

	2024		2023
(Millions of Dollars, except Weighted Average Yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$2,170	$1,842	$2,288	$1,446
CECONY	$1,694	$1,393	$1,903	$1,377
Weighted average yield	4.7%	5.4%	5.6%	5.3%
Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.

Capital Requirements and Resources
For information about capital requirements, contractual obligations and capital resources, see “Capital Requirements and Resources” in Item 1.

Assets, Liabilities and Equity
The Companies’ assets, liabilities and equity at December 31, 2024 and 2023 are summarized as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
ASSETS
Current assets	$6,298	$5,981	$385	$302	$26	$25	$(45)	$229	$6,664	$6,537
Investments	684	608	23	22	419	365	—	4	1,126	999
Net plant	48,983	46,648	3,166	2,943	17	17	(1)	—	52,165	49,608
Other noncurrent assets	9,685	8,363	486	408	7	7	429	409	10,607	9,187
Total Assets	$65,650	$61,600	$4,060	$3,675	$469	$414	$383	$642	$70,562	$66,331

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$5,559	$5,694	$467	$349	$7	$5	$400	$414	$6,433	$6,462
Noncurrent liabilities	16,711	15,950	1,209	1,146	(65)	(76)	(339)	(236)	17,516	16,784
Long-term debt	23,409	20,810	1,242	1,118	—	—	—	(1)	24,651	21,927
Equity	19,971	19,146	1,142	1,062	527	485	322	465	21,962	21,158
Total Liabilities and Equity	$65,650	$61,600	$4,060	$3,675	$469	$414	$383	$642	$70,562	$66,331
(a) Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025. See Note X to the financial statements in Item 8.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at December 31, 2024 were $317 million higher than at December 31, 2023. The change in current assets primarily reflects increases in accounts receivable from affiliated companies ($238 million), prepayments ($66 million) and fuel, oil, gas in storage, materials and supplies (at an average cost of $7 million).

74	CON EDISON ANNUAL REPORT 2024

Investments at December 31, 2024 were $76 million higher than at December 31, 2023. The change in investments primarily reflects increases in supplemental retirement income plan assets ($59 million) and deferred income plan assets ($17 million). See "Investments" in Note A and Note E to the financial statements in Item 8.

Net plant at December 31, 2024 was $2,335 million higher than at December 31, 2023. The change in net plant primarily reflects increases in electric ($1,939 million), gas ($708 million) and steam ($102 million) plant balances and an increase in construction work in progress ($744 million), offset in part by an increase in accumulated depreciation ($1,148 million) and a decrease in general ($10 million) plant balances.

Other noncurrent assets at December 31, 2024 were $1,322 million higher than at December 31, 2023. The change in other noncurrent assets primarily reflects increases in the pensions and retiree benefits ($508 million), the regulatory assets for legacy meters ($398 million) and energy efficiency programs ($375 million). See Notes B, E, and F to the financial statements in Item 8.

Current liabilities at December 31, 2024 were $135 million lower than at December 31, 2023. The change in current liabilities primarily reflects a decrease in accounts payable ($95 million) and regulatory liabilities ($67 million), offset in part by an increase in accrued interest ($26 million). See Note B to the financial statements in Item 8.

Other noncurrent liabilities at December 31, 2024 were $761 million higher than at December 31, 2023. The change in other noncurrent liabilities primarily reflects increases in the deferred income taxes and unamortized investment tax credits ($835 million), net unbilled revenue deferrals ($158 million) and unrecognized pension and other postretirement costs ($117 million), offset in part by a decrease in the regulatory liability for future income tax ($292 million) and deferred derivative gains - long term ($43 million). See Notes E and F to the financial statements in Item 8.

Long-term debt at December 31, 2024 was $2,599 million higher than at December 31, 2023. The change in long-term debt primarily reflects the 2024 issuances of debentures ($2,850 million), offset in part by redemption of the 2010A tax-exempt bonds ($225 million). See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the financial statements in Item 8.

Equity at December 31, 2024 was $825 million higher than at December 31, 2023. The change in equity primarily reflects net income for the year ended December 31, 2024 ($1,748 million), capital contributions from Con Edison ($130 million) in 2024, an increase in other comprehensive income ($8 million) and a change in stock awards ($12 million), offset in part by common stock dividends to Con Edison ($1,073 million) in 2024.

O&R
Current assets at December 31, 2024 were $83 million higher than at December 31, 2023. The change in current assets primarily reflects increases in cash and temporary cash investments ($16 million), accounts receivable from affiliated companies ($16 million), the revenue decoupling mechanism receivable ($12 million), materials and supplies (at an average cost of $13 million), accounts receivable, net of allowance for uncollectible accounts ($10 million) (see "Aged Accounts Receivable Balances,” above), regulatory assets ($7 million) and prepayments ($5 million).

Net plant at December 31, 2024 was $223 million higher than at December 31, 2023. The change in net plant primarily reflects an increase in electric ($196 million), gas ($101 million) and general ($26 million) plant balances, offset in part by an increase in accumulated depreciation ($79 million) and a decrease in construction work in progress ($21 million).

Other noncurrent assets at December 31, 2024 were $78 million higher than at December 31, 2023. The change in other noncurrent assets primarily reflects increases in regulatory assets ($72 million) and pension and retiree benefits ($6 million).
Current liabilities at December 31, 2024 were $118 million higher than at December 31, 2023. The change in current liabilities primarily reflects increases in notes payable ($82 million), regulatory liabilities ($24 million) and accounts payable ($8 million).
.

CON EDISON ANNUAL REPORT 2024	75

Noncurrent liabilities at December 31, 2024 were $63 million higher than at December 31, 2023. The change in noncurrent liabilities primarily reflects increases in deferred income taxes and unamortized investment tax credits ($50 million), other deferred credits and noncurrent liabilities ($11 million) and regulatory liabilities ($5 million).

Long-term debt at December 31, 2024 was $124 million higher than at December 31, 2023. The change in long-term debt primarily reflects the 2024 issuance of debentures ($125 million). See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the financial statements in Item 8.

Equity at December 31, 2024 was $80 million higher than at December 31, 2023. The change in equity primarily reflects net income for the year ended December 31, 2024 ($104 million), capital contributions from Con Edison ($45 million) in 2024 and a change in stock awards ($1 million), offset in part by common stock dividends to Con Edison ($68 million) in 2024 and a decrease in other comprehensive income ($2 million).

Con Edison Transmission
Investments at December 31, 2024 were $54 million higher than at December 31, 2023. The increase in investments reflects additional investment in New York Transco ($28 million) and earnings from MVP ($29 million).

Noncurrent liabilities at December 31, 2024 were $11 million higher than at December 31, 2023. The change primarily reflects an increase in the accumulated deferred income taxes on earnings from investments in New York Transco and MVP ($9 million).

Equity at December 31, 2024 was $42 million higher than at December 31, 2023. The change in equity primarily reflects Con Edison Transmission's earnings ($45 million), offset in part by dividends to Con Edison ($4 million) in 2024.

Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.

Off-Balance Sheet Arrangements
In December 2024, Con Edison entered into a forward sale agreement relating to 7,000,000 of its common shares which met the SEC definition of an off-balance sheet arrangement. See Note C to the financial statements in Item 8 for more information on this agreement. None of the Companies' other transactions, agreements or contractual arrangements meet the SEC definition of off-balance sheet arrangements.

76	CON EDISON ANNUAL REPORT 2024

Regulatory Matters
For information about the Utilities’ rate plans and other regulatory matters affecting the Companies, see “Utility Regulation” in Item 1 and Note B to the financial statements in Item 8.

Risk Factors
The Companies’ businesses are influenced by many factors that are difficult to predict, that may be beyond their control and that involve uncertainties that may materially affect actual operating results, cash flows and financial condition. See “Risk Factors” in Item 1A.

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
Accounting for Pensions and Other Postretirement Benefits
The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison Transmission also provides such benefits to transferred employees who previously worked for the Utilities. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2024, 2023 and 2022.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of Aa rated (by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.
The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2025 are decreases, compared with 2024, in their pension and other postretirement benefits costs of $254 million and $236 million, respectively, largely driven by increases in the discount rates used to determine plan liabilities. See Notes E and F to the financial statements in Item 8.

The following table illustrates the effect on 2025 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

CON EDISON ANNUAL REPORT 2024	77

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25)%	$34	$2	$36
CECONY	(0.25)%	$32	$1	$33
Expected return on plan assets
Con Edison	(0.25)%	$41	$3	$44
CECONY	(0.25)%	$40	$2	$42
Future compensation increases
Con Edison	0.50%	$27	$—	$27
CECONY	0.50%	$27	$—	$27
Health care trend rate
Con Edison	1.00%	$—	$13	$13
CECONY	1.00%	$—	$11	$11
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25)%	$356	$22	$378
CECONY	(0.25)%	$339	$18	$357
Future compensation increases
Con Edison	0.50%	$128	$—	$128
CECONY	0.50%	$125	$—	$125
Health care trend rate
Con Edison	1.00%	$—	$72	$72
CECONY	1.00%	$—	$62	$62
A 5 percentage point variation in the actual annual return in 2025, as compared with the expected annual asset return of 6.75 percent, would change pension and other postretirement benefit costs for Con Edison and CECONY by approximately $26 million and $25 million, respectively, in 2026.
Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R and Con Edison Transmission may make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.
The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate plans. The Companies were not required to make cash contributions to the pension plan in 2024 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the pension plan in 2024 of $17 million and $3 million, respectively. In 2025, O&R expects to make contributions to the pension plan of $3 million. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.

Accounting for Contingencies

78	CON EDISON ANNUAL REPORT 2024

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
Accounting for Derivative Instruments
The Companies apply the accounting rules for derivatives and hedging to their derivative financial instruments. The Companies use derivative financial instruments to hedge market price fluctuations in related underlying transactions for the physical purchase and sale of electricity and gas. The Utilities are permitted by their respective regulators to reflect in rates all reasonably incurred gains and losses on these instruments. See “Financial and Commodity Market Risks,” below and Note Q to the financial statements in Item 8.

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

Allowance for Uncollectible Accounts
The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. For the Utilities’ customer accounts receivable allowance for uncollectible accounts, including current accounts receivable and accrued unbilled revenue, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, bankruptcy rates and current and aged customer accounts receivable balances, including final balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. From January 1, 2020 to December 31, 2024, the historical write-off rate was determined based, in part, on a historical weather event with a significant impact to the Companies’ service territory. During that period, Con Edison's and CECONY's allowances for uncollectible accounts increased from $70 million and $65 million, respectively to $620 million and $605 million, respectively. See “The Companies May Be Adversely Affected By Changes To The Utilities’ Rate Plans” in Item 1A, “Aged Accounts Receivable Balances” in Item 7 and “Allowance for Uncollectible Accounts" in Note N to the financial statements in Item 8.

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

CON EDISON ANNUAL REPORT 2024	79

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

A 1 percent increase in the assumed inflation rate used to value the ARO liability as of December 31, 2024 would increase the liability by $27 million for Con Edison and CECONY.

Accounting for Income Taxes
The Companies record provisions for income taxes, deferred tax assets and liabilities, valuation allowances against net deferred tax assets, if any, and reserves for uncertain tax positions. The reporting of tax-related assets and liabilities requires the use of estimates and significant judgments by management. Deferred federal and state tax assets and liabilities are recorded to represent future effects on income taxes for temporary differences between the basis of assets for financial reporting and tax purposes. Although management believes that current estimates for deferred tax assets and liabilities are reasonable, actual results could differ from these estimates for several reasons, including, but not limited to: a change in forecasted financial condition and/or results of operations; changes in income tax laws, enacted tax rates or amounts subject to income tax or state apportionments; the form, structure, and timing of asset or stock sales or dispositions; changes in the regulatory treatment of any tax reform benefits; and changes resulting from audits and examinations by taxing authorities. Valuation allowances against deferred tax assets are recorded when management concludes it is more likely than not such tax benefit will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. Management evaluates each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At each period end, and as new developments occur, management reevaluates its tax positions. Additional interpretations, regulations, amendments, or technical corrections related to the federal income tax code as a result of the Inflation Reduction Act, may impact the estimates for income taxes discussed above. See “Changes To Tax Laws Could Adversely Affect the Companies” in Item 1A, “Inflation Reduction Act” above, “Federal Income Tax” and “State Income Tax” in Note A and Note L to the financial statements in Item 8.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.
Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the capital expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at December 31, 2024 and 2023, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $15 million and $12 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.
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

80	CON EDISON ANNUAL REPORT 2024

Con Edison estimates that, as of December 31, 2024, a 10 percent decline in market prices would result in a decline in fair value of $150 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $137 million is for CECONY and $13 million is for O&R. As of December 31, 2023, Con Edison estimated that a 10 percent decline in market prices would result in a decline in fair value of $149 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $138 million is for CECONY and $11 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

The Companies’ current investment policy for pension plan assets includes investment targets of 26 to 30 percent equity securities, 42 to 60 percent debt securities, 14 to 30 percent alternatives. At December 31, 2024, the pension plan investments consisted of 27 percent equity securities, 51 percent debt securities and 22 percent alternatives.
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

CON EDISON ANNUAL REPORT 2024	81

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

82	CON EDISON ANNUAL REPORT 2024

Item 8:    Financial Statements and Supplementary Data

Financial Statements	Page
Supplementary Financial Information

Con Edison
Report of Management on Internal Control Over Financial Reporting	84
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	85
Consolidated Income Statement for the years ended December 31, 2024, 2023, and 2022	87
Consolidated Statement of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022	88
Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023, and 2022	89
Consolidated Balance Sheet at December 31, 2024 and 2023	90
Consolidated Statement of Equity for the years ended December 31, 2024, 2023, and 2022	92
Consolidated Statement of Capitalization at December 31, 2024 and 2023	93

CECONY
Report of Management on Internal Control Over Financial Reporting	96
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	97
Consolidated Income Statement for the years ended December 31, 2024, 2023, and 2022	99
Consolidated Statement of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022	100
Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023, and 2022	101
Consolidated Balance Sheet at December 31, 2024 and 2023	102
Consolidated Statement of Shareholder’s Equity for the years ended December 31, 2024, 2023, and 2022	104
Consolidated Statement of Capitalization at December 31, 2024 and 2023	105

Notes to the Financial Statements	107
Note A - Summary of Significant Accounting Policies	108
Note B - Regulatory Matters	115
Note C - Capitalization	133
Note D - Short-Term Borrowing	135
Note E - Pension Benefits	136
Note F - Other Postretirement Benefits	141
Note G - Environmental Matters	146
Note H - Material Contingencies	148
Note I - Electricity and Gas Purchase Agreements	149
Note J - Leases	150
Note K - Goodwill	152
Note L - Income Tax	152
Note M - Revenue Recognition	156
Note N - Current Expected Credit Losses	157
Note O - Stock-Based Compensation	158
Note P - Financial Information by Business Segment	162
Note Q - Derivative Instruments and Hedging Activities	165
Note R - Fair Value Measurements	167
Note S - Variable Interest Entities	170
Note T - Asset Retirement Obligations	171
Note U - Related Party Transactions	172
Note V - New Financial Accounting Standards	173
Note W - Dispositions	173
Note X - Held-for-Sale Treatment of the Clean Energy Businesses	175

Financial Statement Schedules
Con Edison
Schedule I - Condensed Financial Information of Consolidated Edison, Inc. at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023, and 2022	176
All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

CON EDISON ANNUAL REPORT 2024	83

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2024, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Timothy P. Cawley
Timothy P. Cawley
Chairman, President and Chief Executive Officer

/s/ Kirkland B. Andrews
Kirkland B. Andrews
Senior Vice President and Chief Financial Officer
February 20, 2025

84	CON EDISON ANNUAL REPORT 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Consolidated Edison, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Consolidated Edison, Inc. and its subsidiaries (the “Company”) as listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

CON EDISON ANNUAL REPORT 2024	85

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

Accounting for the Effects of Regulatory Matters

As described in Notes A and B to the consolidated financial statements, the Company applies the accounting rules for regulated operations, which specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. As of December 31, 2024, there were $5,664 million of deferred costs included in regulatory assets and $5,546 million of regulatory liabilities awaiting potential refund or future rate reductions. Under regulatory accounting rules, if it is probable that incurred costs will be recovered in the future, those costs would be recorded as deferred charges or “regulatory assets.” Similarly, if revenues are recorded for costs expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.” The Company’s regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable state regulators. The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are the significant judgment by management in determining the recoverability of certain regulatory assets and the significant auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the recognition of regulatory assets and regulatory liabilities, including evaluating management’s judgments relating to the recoverability of certain regulatory assets. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings and the implementation of new regulatory orders or changes to existing regulatory balances. These procedures also included, among others, evaluating the reasonableness of management’s assessment of impacts arising from correspondence with regulators and changes in laws and regulations; evaluating management’s judgments related to the recoverability of regulatory assets and the establishment of regulatory liabilities; and recalculating regulatory assets and liabilities based on provisions and formulas outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 20, 2025

We have served as the Company’s auditor since 1938.

86	CON EDISON ANNUAL REPORT 2024

Consolidated Edison, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2024	2023	2022
OPERATING REVENUES
Electric	$11,568	$10,835	$10,522
Gas	3,107	3,127	3,237
Steam	578	569	593
Non-utility	3	132	1,318
TOTAL OPERATING REVENUES	15,256	14,663	15,670
OPERATING EXPENSES
Purchased power	2,569	2,541	2,479
Fuel	170	282	356
Gas purchased for resale	599	829	1,245
Other operations and maintenance	3,751	3,606	3,905
Depreciation and amortization	2,155	2,031	2,056
Taxes, other than income taxes	3,280	3,043	3,005
TOTAL OPERATING EXPENSES	12,524	12,332	13,046
Gain (Loss) on sale of the Clean Energy Businesses	(62)	865	—
OPERATING INCOME	2,670	3,196	2,624
OTHER INCOME (DEDUCTIONS)
Investment income	62	62	20
Other income	635	834	402
Allowance for equity funds used during construction	38	26	19
Other deductions	(80)	(92)	(115)
TOTAL OTHER INCOME	655	830	326
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	3,325	4,026	2,950
INTEREST EXPENSE (INCOME)
Interest on long-term debt	1,084	962	987
Other interest expense (income)	166	113	(99)
Allowance for borrowed funds used during construction	(63)	(52)	(36)
NET INTEREST EXPENSE	1,187	1,023	852
INCOME BEFORE INCOME TAX EXPENSE	2,138	3,003	2,098
INCOME TAX EXPENSE	318	487	498
NET INCOME	$1,820	$2,516	$1,600
Loss attributable to non-controlling interest	$—	$(3)	$(60)
NET INCOME FOR COMMON STOCK	$1,820	$2,519	$1,660
Net income per common share — basic	$5.26	$7.25	$4.68
Net income per common share — diluted	$5.24	$7.21	$4.66
AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC (IN MILLIONS)	346.0	347.7	354.5
AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED (IN MILLIONS)	347.3	349.3	355.8
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2024	87

Consolidated Edison, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
NET INCOME	$1,820	$2,516	$1,600
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	3	60
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	7	—	16
Other income, net of taxes	—	—	1
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAXES	7	—	17
COMPREHENSIVE INCOME	$1,827	$2,519	$1,677
The accompanying notes are an integral part of these financial statements.

88	CON EDISON ANNUAL REPORT 2024

Consolidated Edison, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$1,820	$2,516	$1,600
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	2,155	2,031	2,056
Deferred income taxes	416	132	435
Rate case amortization and accruals	201	92	73
Net derivative (gains) losses	—	12	(181)
Pre-tax loss (gain) on sale of the Clean Energy Businesses	62	(865)	—
Other non-cash items, net	(85)	(93)	102
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, net	(263)	(275)	(296)
Unbilled revenue and net unbilled revenue deferrals	75	(48)	(96)
Materials and supplies, including fuel oil and gas in storage	(16)	38	(111)
Revenue decoupling mechanism receivable	—	(39)	26
Other receivables, net and other current assets	87	141	(36)
Taxes receivable	(144)	3	3
Prepayments	25	(200)	26
Accounts payable	(1)	(285)	558
Pensions and retiree benefits obligations, net	(284)	(179)	155
Pensions and retiree benefits contributions	(26)	(33)	(39)
Accrued taxes	(5)	(13)	7
Accrued interest	28	(7)	42
Superfund and environmental remediation costs, net	(43)	(12)	(22)
Distributions from equity investments	35	31	20
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(797)	(1,200)	(833)
Deferred credits, noncurrent liabilities and other regulatory liabilities	475	196	445
Other current liabilities	(101)	213	1
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,614	2,156	3,935
INVESTING ACTIVITIES
Utility capital expenditures	(4,770)	(4,353)	(3,824)
Cost of removal less salvage	(474)	(387)	(337)
Non-utility capital expenditures	(1)	(141)	(344)
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	—	3,927	—
Other investing activities	(28)	(49)	(60)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(5,273)	(1,003)	(4,565)
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	(118)	(202)	1,152
Issuance of term loan	500	200	550
Retirement of term loan	—	(750)	—
Issuance of long-term debt	2,975	2,050	800
Retirement of long-term debt	(477)	(710)	(406)
Debt issuance costs	(43)	(32)	(13)
Common stock dividends	(1,100)	(1,096)	(1,089)
Issuance of common shares for stock plans	60	56	57
Repurchase of common shares	—	(1,000)	—
Distribution to noncontrolling interest	—	(4)	(37)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	1,797	(1,488)	1,014
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	138	(335)	384
BALANCE AT BEGINNING OF PERIOD	1,195	1,530	1,146
BALANCE AT END OF PERIOD	$1,333	$1,195	$1,530
LESS: CASH AND RESTRICTED CASH BALANCES HELD FOR SALE	9	5	248
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$1,324	$1,190	$1,282

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest, net of capitalized interest	$1,072	$987	$900
Income taxes	$7	$397	$47
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$501	$598	$681
Issuance of common shares for dividend reinvestment	$49	$31	$31
Software licenses acquired but unpaid as of end of period	$—	$—	$2
Equipment acquired but unpaid as of end of period	$6	$11	$17

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2024	89

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,324	$1,189
Accounts receivable — customers, net allowance for uncollectible accounts of $620 and $360 in 2024 and 2023, respectively	2,440	2,418
Other receivables, net allowance for uncollectible accounts of $41 and $13 in 2024 and 2023, respectively	292	444
Accrued unbilled revenue	848	722
Taxes receivable	145	1
Fuel oil, gas in storage, materials and supplies, at average cost	485	469
Prepayments	445	470
Regulatory assets	141	281
Revenue decoupling mechanism receivable	202	203
Fair value of derivative assets	15	52
Assets held for sale	133	163
Other current assets	194	125
TOTAL CURRENT ASSETS	6,664	6,537
INVESTMENTS	1,126	999
UTILITY PLANT, AT ORIGINAL COST
Electric	41,206	39,071
Gas	15,127	14,318
Steam	3,187	3,085
General	4,851	4,835
TOTAL	64,371	61,309
Less: Accumulated depreciation	15,384	14,157
Net	48,987	47,152
Construction work in progress	3,165	2,442
NET UTILITY PLANT	52,152	49,594
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $25 and $24 in 2024 and 2023, respectively	12	13
Construction work in progress	1	1
NET PLANT	52,165	49,608
OTHER NONCURRENT ASSETS
Goodwill	408	408
Operating lease right-of-use-asset	493	533
Regulatory assets	5,523	4,607
Pension and retiree benefits	3,791	3,275
Fair value of derivative assets	27	48
Other deferred charges and noncurrent assets	365	316
TOTAL OTHER NONCURRENT ASSETS	10,607	9,187
TOTAL ASSETS	$70,562	$66,331
The accompanying notes are an integral part of these financial statements.

90	CON EDISON ANNUAL REPORT 2024

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$—	$250
Term loan	500	—
Notes payable	2,170	2,288
Accounts payable	1,676	1,775
Customer deposits	412	396
Accrued taxes	70	73
Accrued interest	199	170
Accrued wages	127	125
Fair value of derivative liabilities	52	193
Regulatory liabilities	102	145
System benefit charge	447	444
Operating lease liabilities	118	116
Liabilities held for sale	79	76
Other current liabilities	481	411
TOTAL CURRENT LIABILITIES	6,433	6,462
NONCURRENT LIABILITIES
Provision for injuries and damages	181	188
Pensions and retiree benefits	551	592
Superfund and other environmental costs	1,037	1,118
Asset retirement obligations	453	522
Fair value of derivative liabilities	96	121
Deferred income taxes and unamortized investment tax credits	8,874	8,069
Operating lease liabilities	386	429
Regulatory liabilities	5,444	5,328
Other deferred credits and noncurrent liabilities	494	417
TOTAL NONCURRENT LIABILITIES	17,516	16,784
LONG-TERM DEBT	24,651	21,927
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
SHAREHOLDERS' EQUITY (See Statement of Shareholders' Equity)	21,962	21,158
TOTAL LIABILITIES AND EQUITY	$70,562	$66,331
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2024	91

Consolidated Edison, Inc.
Consolidated Statement of Equity

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income	Non-controlling Interest
	Shares	Amount			Shares	Amount				Total
BALANCE AS OF DECEMBER 31, 2021	354	$37	$9,710	$11,445	23	$(1,038)	$(122)	$5	$299	$20,336
Net income (loss)				1,660					(60)	1,600
Common stock dividends ($3.16 per share)				(1,120)						(1,120)
Issuance of common shares for stock plans	1		93							93
Other comprehensive income								17		17
Distributions to noncontrolling interests									(37)	(37)
BALANCE AS OF DECEMBER 31, 2022	355	$37	$9,803	$11,985	23	$(1,038)	$(122)	$22	$202	$20,889
Net income (loss)				2,519					(3)	2,516
Common stock dividends ($3.24 per share)				(1,127)						(1,127)
Issuance of common shares for stock plans	1		89							89
Common stock repurchases	(11)		(31)		11	(979)				(1,010)
Distributions to noncontrolling interests									(4)	(4)
Disposal of Clean Energy Businesses									(195)	(195)
BALANCE AS OF DECEMBER 31, 2023	345	$37	$9,861	$13,377	34	$(2,017)	$(122)	$22	$—	$21,158
Net income				1,820						1,820
Common stock dividends ($3.32 per share)				(1,149)						(1,149)
Issuance of common shares for stock plans	2	1	112							113
Other comprehensive income								7		7
Stock Awards			13							13
BALANCE AS OF DECEMBER 31, 2024	347	$38	$9,986	$14,048	34	$(2,017)	$(122)	$29	$—	$21,962

The accompanying notes are an integral part of these financial statements.

92	CON EDISON ANNUAL REPORT 2024

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(In Millions)	2024	2023	2024	2023
TOTAL EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE INCOME	347	345	$21,933	$21,136
Pension and other postretirement benefit plan liability adjustments, net of taxes			30	23
Unrealized losses on derivatives qualified as cash flow hedges, less reclassification adjustment for gains (losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(1)	(1)
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES			29	22
TOTAL EQUITY (See Statement of Equity)			$21,962	$21,158
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2024	93

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2024	2023
DEBENTURES:
2024	3.30		2014B	$—	$250
2026	2.90		2016B	250	250
2027	6.50		1997F	80	80
2027	3.125		2017B	350	350
2027	4.825	(a)	2024C	350	—
2028	3.80		2018A	300	300
2028	4.00		2018D	500	500
2029	2.94		2019B	44	44
2030	3.35		2020A	600	600
2030	2.02		2020A	35	35
2031	2.40		2021A	900	900
2031	2.31		2021A	45	45
2032	5.70		2022A	100	100
2033	5.875		2003A	175	175
2033	5.10		2003C	200	200
2033	5.20		2023A	500	500
2034	5.70		2004B	200	200
2034	5.50		2023B	600	600
2034	5.375		2024A	400	—
2035	5.30		2005A	350	350
2035	5.25		2005B	125	125
2035	5.125		2024D	450	—
2036	5.85		2006A	400	400
2036	6.20		2006B	400	400
2036	5.70		2006E	250	250
2037	6.30		2007A	525	525
2038	6.75		2008B	600	600
2039	6.00		2009B	60	60
2039	5.50		2009C	600	600
2039	3.46		2019C	38	38
2040	5.70		2010B	350	350
2040	5.50		2010B	115	115
2042	4.20		2012A	400	400
2043	3.95		2013A	700	700
2044	4.45		2014A	850	850
2045	4.50		2015A	650	650
2045	4.95		2015A	120	120
2045	4.69		2015B	100	100
2046	3.85		2016A	550	550
2046	3.88		2016A	75	75
2047	3.875		2017A	500	500
2048	4.65		2018E	600	600
2048	4.35		2018A	125	125
2048	4.35		2018B	25	25
2049	4.125		2019A	700	700
2049	3.73		2019A	43	43
2050	3.95		2020B	1,000	1,000
2050	3.24		2020B	40	40
2051	3.17		2021B	30	30
2051	3.20		2021C	600	600
2052	6.15		2022A	700	700

94	CON EDISON ANNUAL REPORT 2024

2053	5.90		2023C	900	900
2053	6.59		2023A	50	50
2054	5.70		2024B	1,000	—
2054	5.41		2024A	125	—
2054	4.625		2014C	750	750
2055	5.50		2024E	650	—
2056	4.30		2016C	500	500
2057	4.00		2017C	350	350
2058	4.50		2018B	700	700
2059	3.70		2019B	600	600
2060	3.00		2020C	600	600
2061	3.60		2021B	750	750
TOTAL DEBENTURES				$24,675	$21,950
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2036	3.23	(b)	2010A	$—	$225
2039	3.47	(c)	2004C	99	99
2039	3.40	(c)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				225	450
2039	4.82	(d)	Broken Bow II	59	62
TOTAL PROJECT DEBT				59	62
Unamortized debt expense				(179)	(162)
Unamortized debt discount				(70)	(60)
TOTAL				24,710	22,240
Less: Long-term debt due within one year				—	251
TOTAL LONG-TERM DEBT				24,710	21,989
Less: Held for sale project debt, net (c)				59	62
TOTAL LONG-TERM DEBT EXCLUDING HELD FOR SALE				24,651	21,927
TOTAL CAPITALIZATION				$46,613	$43,085
(a) Rates reset quarterly; December 31, 2024 floating rate equals SOFR+0.52 percent.
(b) In November 2024, all of the $225 million of Series 2010A tax-exempt bonds issued for the benefit of CECONY, bearing interest at a weekly rate, were redeemed.
(c) Rates reset weekly; December 31, 2024 rates shown
(d) The sale and transfer of Broken Bow II, including the related debt, was completed in January 2025. See Notes C, W and X.

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2024	95

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2024, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Timothy P. Cawley
Timothy P. Cawley
Chairman and Chief Executive Officer

/s/ Kirkland B. Andrews
Kirkland B. Andrews
Senior Vice President and Chief Financial Officer
February 20, 2025

96	CON EDISON ANNUAL REPORT 2024

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholder of Consolidated Edison Company of New York, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, of Consolidated Edison Company of New York, Inc. and its subsidiaries (the “Company”) as listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

CON EDISON ANNUAL REPORT 2024	97

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

Accounting for the Effects of Regulatory Matters

As described in Notes A and B to the consolidated financial statements, the Company applies the accounting rules for regulated operations, which specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. As of December 31, 2024, there were $5,264 million of deferred costs included in regulatory assets and $4,980 million of regulatory liabilities awaiting potential refund or future rate reductions. Under regulatory accounting rules, if it is probable that incurred costs will be recovered in the future, those costs would be recorded as deferred charges or “regulatory assets.” Similarly, if revenues are recorded for costs expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.” The Company’s regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable state regulators. The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are the significant judgment by management in determining the recoverability of certain regulatory assets and the significant auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the recognition of regulatory assets and regulatory liabilities, including evaluating management’s judgments relating to the recoverability of certain regulatory assets. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings and the implementation of new regulatory orders or changes to existing regulatory balances. These procedures also included, among others, evaluating the reasonableness of management’s assessment of impacts arising from correspondence with regulators and changes in laws and regulations; evaluating management’s judgments related to the recoverability of regulatory assets and the establishment of regulatory liabilities; and recalculating regulatory assets and liabilities based on provisions and formulas outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 20, 2025

We have served as the Company’s auditor since 1938.

98	CON EDISON ANNUAL REPORT 2024

Consolidated Edison Company of New York, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
OPERATING REVENUES
Electric	$10,717	$10,078	$9,751
Gas	2,834	2,829	2,924
Steam	578	569	593
TOTAL OPERATING REVENUES	14,129	13,476	13,268
OPERATING EXPENSES
Purchased power	2,279	2,294	2,201
Fuel	170	282	356
Gas purchased for resale	524	677	869
Other operations and maintenance	3,353	3,176	3,042
Depreciation and amortization	2,037	1,924	1,778
Taxes, other than income taxes	3,173	2,946	2,887
TOTAL OPERATING EXPENSES	11,536	11,299	11,133
OPERATING INCOME	2,593	2,177	2,135
OTHER INCOME (DEDUCTIONS)
Investment and other income	603	759	376
Allowance for equity funds used during construction	33	22	18
Other deductions	(58)	(49)	(62)
TOTAL OTHER INCOME	578	732	332
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	3,171	2,909	2,467
INTEREST EXPENSE (INCOME)
Interest on long-term debt	1,029	886	808
Other interest expense	138	108	47
Allowance for borrowed funds used during construction	(58)	(49)	(33)
NET INTEREST EXPENSE	1,109	945	822
INCOME BEFORE INCOME TAX EXPENSE	2,062	1,964	1,645
INCOME TAX EXPENSE	314	358	255
NET INCOME	$1,748	$1,606	$1,390
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2024	99

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
NET INCOME	$1,748	$1,606	$1,390
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	8	(2)	3
Other income, net of taxes	—	—	1
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	8	(2)	4
COMPREHENSIVE INCOME	$1,756	$1,604	$1,394
The accompanying notes are an integral part of these financial statements.

100	CON EDISON ANNUAL REPORT 2024

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$1,748	$1,606	$1,390
PRINCIPAL NON-CASH CHARGES/(CREDITS) TO INCOME
Depreciation and amortization	2,037	1,924	1,778
Deferred income taxes	464	556	85
Rate case amortization and accruals	179	72	55
Other non-cash items, net	(27)	(42)	160
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable - customers, net	(264)	(270)	(276)
Materials and supplies, including fuel oil and gas in storage	(7)	18	(71)
Revenue decoupling mechanism receivable	13	(26)	27
Other receivables, net and other current assets	86	(134)	99
Accounts receivables from (to) affiliated companies	(238)	(100)	(8)
Unbilled revenue and net unbilled revenue deferrals	64	(47)	(28)
Prepayments	(66)	(106)	(11)
Accounts payable	8	(137)	322
Accounts payable from (to) affiliated companies	6	(1)	(1)
Pensions and retiree benefits obligations, net	(283)	(181)	162
Pensions and retiree benefits contributions	(26)	(33)	(26)
Superfund and environmental remediation costs, net	(43)	(12)	(20)
Accrued taxes	10	(35)	15
Accrued taxes from (to) affiliated companies	—	(88)	79
Accrued interest	26	25	7
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(677)	(1,142)	(814)
Deferred credits, noncurrent liabilities and other regulatory liabilities	447	199	332
Other current liabilities	(99)	239	7
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,358	2,285	3,263
INVESTING ACTIVITIES
Utility capital expenditures	(4,456)	(4,059)	(3,596)
Cost of removal less salvage	(467)	(380)	(330)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(4,923)	(4,439)	(3,926)
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	(209)	(397)	939
Issuance of term loan	500	—	—
Issuance of long-term debt	2,850	2,000	700
Retirement of long-term debt	(475)	—	—
Debt issuance costs	(42)	(31)	(12)
Capital contribution by Con Edison	130	1,720	150
Dividend to Con Edison	(1,073)	(1,056)	(978)
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,681	2,236	799
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH
NET CHANGE FOR THE PERIOD	116	82	136
BALANCE AT BEGINNING OF PERIOD	1,138	1,056	920
BALANCE AT END OF PERIOD	$1,254	$1,138	$1,056

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid (received) during the period for:
Interest, net of capitalized interest	$1,001	$882	$755
Income taxes	$63	$(27)	$87
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$461	$564	$561
Software licenses acquired but unpaid as of end of period	$—	$—	$2
Equipment acquired but unpaid as of end of period	$6	$11	$17
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2024	101

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,254	$1,138
Accounts receivable – customers, net allowance for uncollectible accounts of $605 and $353 in 2024 and 2023, respectively	2,342	2,330
Other receivables, net allowance for uncollectible accounts of $38 and $9 in 2024 and 2023, respectively	216	332
Accrued unbilled revenue	803	678
Accounts receivable from affiliated companies	384	146
Fuel oil, gas in storage, materials and supplies, at average cost	429	422
Prepayments	395	329
Regulatory assets	106	254
Revenue decoupling mechanism receivable	177	190
Fair value of derivative assets	11	49
Other current assets	181	113
TOTAL CURRENT ASSETS	6,298	5,981
INVESTMENTS	684	608
UTILITY PLANT AT ORIGINAL COST
Electric	38,747	36,808
Gas	13,934	13,226
Steam	3,187	3,085
General	4,520	4,530
TOTAL	60,388	57,649
Less: Accumulated depreciation	14,319	13,171
Net	46,069	44,478
Construction work in progress	2,912	2,168
NET UTILITY PLANT	48,981	46,646
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2024 and 2023	2	2
NET PLANT	48,983	46,648
OTHER NONCURRENT ASSETS
Regulatory assets	5,158	4,314
Operating lease right-of-use asset	492	532
Pension and retiree benefits	3,692	3,184
Fair value of derivative assets	25	49
Other deferred charges and noncurrent assets	318	284
TOTAL OTHER NONCURRENT ASSETS	9,685	8,363
TOTAL ASSETS	$65,650	$61,600
The accompanying notes are an integral part of these financial statements.

102	CON EDISON ANNUAL REPORT 2024

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions of Dollars)	December 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$—	$250
Term Loan	500	—
Notes payable	1,694	1,903
Accounts payable	1,534	1,629
Accounts payable to affiliated companies	22	16
Customer deposits	397	378
Accrued taxes	65	55
Accrued taxes to affiliated companies	1	1
Accrued interest	185	159
Accrued wages	116	114
Fair value of derivative liabilities	44	179
Regulatory liabilities	40	107
System benefit charge	406	406
Operating lease liabilities	118	116
Other current liabilities	437	381
TOTAL CURRENT LIABILITIES	5,559	5,694
NONCURRENT LIABILITIES
Provision for injuries and damages	176	185
Pensions and retiree benefits	506	542
Superfund and other environmental costs	942	1,026
Asset retirement obligations	452	520
Fair value of derivative liabilities	84	108
Deferred income taxes and unamortized investment tax credits	8,819	7,984
Operating lease liabilities	386	429
Regulatory liabilities	4,940	4,818
Other deferred credits and noncurrent liabilities	406	338
TOTAL NONCURRENT LIABILITIES	16,711	15,950
LONG-TERM DEBT	23,409	20,810
COMMITMENTS AND CONTINGENCIES (Note B and Note G)
SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)	19,971	19,146
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$65,650	$61,600
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2024	103

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Shareholder’s Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2021	235	$589	$7,269	$9,478	$(962)	$(62)	$—	$16,312
Net income				1,390				1,390
Common stock dividend to Con Edison				(978)				(978)
Capital contribution by Con Edison			150					150
Other comprehensive income							4	4
BALANCE AS OF DECEMBER 31, 2022	235	$589	$7,419	$9,890	$(962)	$(62)	$4	$16,878
Net income				1,606				1,606
Common stock dividend to Con Edison				(1,056)				(1,056)
Capital contribution by Con Edison			1,720					1,720
Other comprehensive loss							(2)	(2)
BALANCE AS OF DECEMBER 31, 2023	235	$589	$9,139	$10,440	$(962)	$(62)	$2	$19,146
Net income				1,748				1,748
Common stock dividend to Con Edison				(1,073)				(1,073)
Capital contribution by Con Edison			130					130
Other comprehensive income							8	8
Stock awards			12					12
BALANCE AS OF DECEMBER 31, 2024	235	$589	$9,281	$11,115	$(962)	$(62)	$10	$19,971
The accompanying notes are an integral part of these financial statements.

104	CON EDISON ANNUAL REPORT 2024

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

	Shares outstanding
	December 31,		At December 31,
(In Millions)	2024	2023	2024	2023
TOTAL SHAREHOLDER’S EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE INCOME	235	235	$19,961	$19,144
Pension and other postretirement benefit plan liability adjustments, net of taxes			11	3
Unrealized losses on derivatives qualified as cash flow hedges, less reclassification adjustment for gains (losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(1)	(1)
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES			10	2
TOTAL SHAREHOLDER’S EQUITY (See Statement of Shareholder’s Equity)			$19,971	$19,146
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2024	2023
DEBENTURES:
2024	3.30		2014B	$—	$250
2026	2.90		2016B	250	250
2027	3.125		2017B	350	350
2027	4.825	(a)	2024C	350	—
2028	3.80		2018A	300	300
2028	4.00		2018D	500	500
2030	3.35		2020A	600	600
2031	2.40		2021A	900	900
2033	5.875		2003A	175	175
2033	5.10		2003C	200	200
2033	5.20		2023A	500	500
2034	5.70		2004B	200	200
2034	5.50		2023B	600	600
2034	5.375		2024A	400	—
2035	5.30		2005A	350	350
2035	5.25		2005B	125	125
2035	5.125		2024D	450	—
2036	5.85		2006A	400	400
2036	6.20		2006B	400	400
2036	5.70		2006E	250	250
2037	6.30		2007A	525	525
2038	6.75		2008B	600	600
2039	5.50		2009C	600	600
2040	5.70		2010B	350	350
2042	4.20		2012A	400	400
2043	3.95		2013A	700	700
2044	4.45		2014A	850	850
2045	4.50		2015A	650	650
2046	3.85		2016A	550	550
2047	3.875		2017A	500	500
2048	4.65		2018E	600	600
2049	4.125		2019A	700	700

CON EDISON ANNUAL REPORT 2024	105

2050	3.95		2020B	1,000	1,000
2051	3.20		2021C	600	600
2052	6.15		2022A	700	700
2053	5.90		2023C	900	900
2054	5.70		2024B	1,000	—
2054	4.625		2014C	750	750
2055	5.50		2024E	650	—
2056	4.30		2016C	500	500
2057	4.00		2017C	350	350
2058	4.50		2018B	700	700
2059	3.70		2019B	600	600
2060	3.00		2020C	600	600
2061	3.60		2021B	750	750
TOTAL DEBENTURES				23,425	20,825
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2036	3.23	(b)	2010A	—	225
2039	3.47	(c)	2004C	99	99
2039	3.40	(c)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				225	450
Unamortized debt expense				(171)	(155)
Unamortized debt discount				(70)	(60)
TOTAL				23,409	21,060
Less: Long-term debt due within one year				—	250
TOTAL LONG-TERM DEBT				23,409	20,810
TOTAL CAPITALIZATION				$43,380	$39,956
(a) Rates reset quarterly; December 31, 2024 floating rate equals SOFR+0.52 percent.
(b) In November 2024, all of the $225 million of Series 2010A tax-exempt bonds issued for the benefit of CECONY, bearing interest at a weekly rate, were redeemed.
(c) Rates reset weekly; December 31, 2024 rates shown.
The accompanying notes are an integral part of these financial statements.

106	CON EDISON ANNUAL REPORT 2024

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
As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself. Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Transmission, through its subsidiaries, invests in electric transmission projects and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects. See "Investments" in Note A and Note W.

CON EDISON ANNUAL REPORT 2024	107

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

The Utilities’ principal regulatory assets and liabilities are detailed in Note B. In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made, and are paying or being charged with a return on their regulatory liabilities for which a cash inflow has been received. The Utilities’ regulatory assets and liabilities at December 31, 2024 are recoverable from customers, or to be applied for customer benefit, in accordance with rate provisions that have been approved by state regulators.

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

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
Con Edison	$437	$409	$400
CECONY	425	396	387

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

108	CON EDISON ANNUAL REPORT 2024

having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFUDC rates for CECONY were 5.9 percent, 5.9 percent and 5.2 percent for 2024, 2023 and 2022, respectively. The AFUDC rates for O&R were 6.0 percent, 6.2 percent and 5.0 percent for 2024, 2023 and 2022, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rates for CECONY were 3.6 percent for 2024, 3.6 percent for 2023 and 3.5 percent for 2022. The average depreciation rates for O&R were 3.3 percent for 2024, 3.1 percent for 2023 and 3.0 percent for 2022.

The estimated lives for utility plant for CECONY range from 5 to 80 years for electric, 5 to 80 years for gas, 5 to 55 years for steam and 5 to 50 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric and gas and 5 to 50 years for general plant.

The capitalized cost of the Companies' utility plant (net of accumulated depreciation) on December 31, 2024 and 2023, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Electric
Generation	$577	$580	$577	$580
Transmission	5,072	4,652	4,703	4,333
Distribution	25,129	24,491	23,770	23,238
General	174	141	174	141
Gas (a)	12,703	12,023	11,830	11,226
Steam	2,006	1,990	2,006	1,990
General	3,249	3,158	2,940	2,860
Held for future use	77	118	69	110
Construction work in progress	3,165	2,442	2,912	2,168
Net Utility Plant	$52,152	$49,594	$48,981	$46,646
(a) Primarily distribution.
General utility plant of Con Edison and CECONY included $59 million and $56 million, respectively, at December 31, 2024, and $65 million and $62 million, respectively, at December 31, 2023, related to a May 2018 acquisition of software licenses. The estimated aggregate annual amortization expense related to the software licenses for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $45 million and $43 million, respectively, at December 31, 2024 and $38 million and $36 million, respectively, at December 31, 2023.

Under the Utilities’ rate plans, the aggregate annual depreciation allowance for the period ended December 31, 2024 was $2,228 million, including $2,109 million under CECONY’s electric, gas and steam rate plans that have been approved by the NYSPSC.
Non–Utility Plant
Non-utility plant is stated at original cost. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and X. For Con Edison, non-utility plant consisted primarily of the Clean Energy Businesses’ renewable electric projects. Property, plant and equipment are stated at cost, less accumulated depreciation and include capitalized interest during construction. Depreciation is computed under the straight-line method over the useful lives of the assets. Solar power generating assets and wind power generating assets have useful lives of 35 years and 30 years, respectively.

For the Utilities, non-utility plant consists of land and conduit for telecommunication use. Depreciation on non-utility plant, other than land, is computed using the straight-line method for financial statement purposes over their estimated useful lives, which is 10 years.

CON EDISON ANNUAL REPORT 2024	109

Other Deferred Charges and Noncurrent Assets and Prepayments
Other deferred charges and noncurrent assets and prepayments, net of accumulated depreciation, included the following related to implementation costs incurred in cloud computing arrangements:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Prepayments (a)(b)	$57	$50	$54	$49
Other Deferred Charges and Noncurrent Assets (a)(b)	254	179	243	178
(a) Amortization on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives.
(b) Amortization expense related to these assets incurred during the year ended December 31, 2024 for Con Edison and CECONY was $33 million and $32 million, respectively, for the year ended December 31, 2023 for Con Edison and CECONY was $21 million and $20 million, respectively, and for the year ended December 31, 2022 for Con Edison and CECONY was $15 million and $14 million, respectively. Accumulated amortization related to these assets for Con Edison and CECONY was $91 million and $85 million, respectively at December 31, 2024 and was $58 million and $53 million, respectively at December 31, 2023.

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

Prior to the sale of the Clean Energy Businesses on March 1, 2023, Con Edison's intangible assets with definite lives consisted primarily of power purchase agreements. See Note W and Note X. Con Edison's and CECONY's intangible assets were immaterial at December 31, 2024 and 2023. Con Edison recorded amortization expense related to its intangible assets of $71 million in 2022. Con Edison expects amortization expense to be immaterial over each of the next five years, and recorded immaterial amounts in 2023 and 2024. No impairment charges were recorded on Con Edison's long-lived assets or intangible assets with definite lives in 2024, 2023 and 2022.
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

110	CON EDISON ANNUAL REPORT 2024

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

Con Edison Transmission is considering strategic alternatives with respect to its investment in MVP and both Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye.

Investment in Mountain Valley Pipeline, LLC (MVP)
In January 2016, a subsidiary of Con Edison Transmission, acquired a 12.5 percent interest in MVP, a company developing a proposed 300-mile gas transmission project (the Mountain Valley Pipeline) in West Virginia and Virginia. During 2019, Con Edison exercised its right to limit, and did limit, its cash contributions to the joint venture to approximately $530 million. In June 2024, the Mountain Valley Pipeline, a 303-mile gas transmission pipeline in West Virginia and Virginia, entered service. The project operator is continuing restoration of the right of way and estimates a total project cost of approximately $8,100 million (excluding allowance for funds used during construction (AFUDC)). At December 31, 2024, the carrying value of Con Edison Transmission's investment in MVP was $166 million, and its cash contributions to the joint venture amounted to $530 million. Con Edison records its pro rata share of earnings from its equity investment in MVP, adjusted for accretion of the basis difference and income taxes, on its consolidated income statement. Con Edison's pro rata share of earnings from its equity investment in MVP, adjusted for accretion of the basis difference, was $29 million ($21 million after-tax) for the twelve months ended December 31, 2024. As of December 31, 2024, Con Edison Transmission's interest in MVP, the company that developed the project, is 6.7 percent and is expected to be reduced to approximately 6.6 percent upon completion of the restoration of the right of way and based on Con Edison Transmission's previous capping of its cash contributions. There were no impairments to the carrying value of Con Edison Transmission's investment in MVP for the years ended December 31, 2022, 2023 and 2024.

Summary of Investment Balances
The following investment assets are included in the Companies' consolidated balance sheets at December 31, 2024 and 2023:

CON EDISON ANNUAL REPORT 2024	111

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Supplemental retirement income plan assets (b)	$583	$524	$560	$502
Con Edison Transmission's investment in New York Transco (d)	254	221	—	—
Con Edison Transmission's investment in MVP (a) (d)	166	144	—	—
Deferred income plan assets	116	99	116	99
Virginia Tax Equity Projects (c)	4	8	—	—
Other	3	3	8	7
Total investments	$1,126	$999	$684	$608
(a)At December 31, 2024 and 2023, Con Edison Transmission's cash investment in MVP was $530 million. In June 2024, MVP entered service at an overall project cost of approximately $8,100 million excluding allowance for funds used during construction. See "Investment in Mountain Valley Pipeline, LLC (MVP)" above.
(b)See Note E.
(c)See Note S.
(d)At December 31, 2024 and 2023, Con Edison had undistributed earnings from MVP of $127 million and $114 million, respectively, and undistributed earnings from New York Transco of $16 million and $13 million, respectively.

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

112	CON EDISON ANNUAL REPORT 2024

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

Reclassification
Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications include short-term debt activity within the financing section of the Con Edison Statement of Cash Flows.

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

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the estimated vesting price (see Note O) and its common shares that are subject to forward sale agreement (see Note C). Before the issuance of common shares upon settlement of the forward sale agreement, the shares will be reflected in the company’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreement over the number of shares that could be purchased by the company in the market (based on the average market price during the period) using the proceeds due upon physical settlement (based on the adjusted forward sale price at the end of the reporting period).

CON EDISON ANNUAL REPORT 2024	113

Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2024	2023	2022
Net income for common stock	$1,820	$2,519	$1,660
Weighted average common shares outstanding – basic	346.0	347.7	354.5
Add: Incremental shares attributable to effect of potentially dilutive securities	1.3	1.6	1.3
Adjusted weighted average common shares outstanding – diluted	347.3	349.3	355.8
Net Income per common share – basic	$5.26	$7.25	$4.68
Net Income per common share – diluted	$5.24	$7.21	$4.66

The computation of diluted EPS for the year ended December 31, 2024 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At December 31, 2024 and 2023, cash, temporary cash investments and restricted cash for Con Edison were as follows; CECONY did not have material restricted cash balances as of December 31, 2024 and 2023:

	At December 31,
	Con Edison
(Millions of Dollars)	2024	2023
Cash and temporary cash investments	$1,324	$1,189
Restricted cash (a)	9	6
Total cash, temporary cash investments and restricted cash	$1,333	$1,195
(a)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W. Con Edison retained one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. Con Edison's restricted cash for the 2023 and 2024 periods primarily include restricted cash of Broken Bow II, which was held for sale as of December 31, 2024. Broken Bow II was sold and transferred in January 2025. See Note W and Note X.

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

114	CON EDISON ANNUAL REPORT 2024

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

On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses (which was classified as held for sale as of December 31, 2022) with the exception of two tax equity interests and one deferred project, Broken Bow II. In January 2025, Con Edison completed the sale and transfer of Broken Bow II to RWE. For further information, see Note W and Note X.

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
Common provisions of the Utilities’ New York rate plans include:
Base Rates are designed to recover core costs of providing electric, gas or steam delivery service such as the costs of constructing, operating and maintaining a service’s system.
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

Other revenue adjustments that represent positive revenue adjustments, positive incentives, and earnings adjustments mechanisms for achievement of performance standards related to achievement of clean energy goals, safety and other matters.

CON EDISON ANNUAL REPORT 2024	115

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

Regulatory reconciliations that reconcile pension and other postretirement benefit costs, environmental remediation costs, property taxes, variable-rate tax-exempt debt and certain other costs (including late payment charges and write-offs of customer accounts receivable balances) to amounts reflected in delivery rates for such costs. In addition, changes in the Utilities' costs not reflected in rates, in excess of certain amounts, resulting from changes in tax or changes in legislation, regulation or related actions, are deferred as a regulatory asset or regulatory liability to be reflected in the Utilities' next rate plan or in a manner to be determined by the NYSPSC. Also, the Utilities generally retain the right to petition for recovery or accounting deferral of extraordinary and material cost increases and provision is sometimes made for the utility to retain a share of cost reductions, for example, property tax refunds.
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

116	CON EDISON ANNUAL REPORT 2024

The following tables contain a summary of the Utilities’ rate plans:

CECONY – Electric
Effective period	January 2020 – December 2022	January 2023 – December 2025
Base rate changes	Yr. 1 – $113 million (a) Yr. 2 – $370 million (a) Yr. 3 – $326 million (a)	Yr. 1 – $442 million (c) Yr. 2 – $518 million (c) Yr. 3 – $382 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $267 million (b) Yr. 2 – $269 million (b) Yr. 3 – $272 million (b)	Yr. 1 – $104 million (j) Yr. 2 – $49 million (j) Yr. 3 – $(205) million (j)
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

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $70 million
Yr. 2 - $75 million
Yr. 3 - $79 million

In 2023 and 2024, the company recorded $34.4 million and $52.3 million primarily related to earnings adjustment mechanism incentives for energy efficiency, respectively.

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized electric delivery revenues.
In 2020, 2021 and 2022, the company deferred for recovery from customers $242 million, $226 million and $90 million of revenues, respectively.

Continuation of reconciliation of actual to authorized electric delivery revenues.
In 2023 and 2024, the company deferred for recovery from customers $162 million and $164 million of revenues, respectively.

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

Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 - $516 million
Yr. 2 - $557 million
Yr. 3 - $597 million

In 2023 and 2024, the company did not record any negative revenue adjustments.

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

In 2023 and 2024, the company deferred $140 million and $52 million of net regulatory liabilities, respectively.

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

Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI) and Customer Service System (CSS) for Yr. 1:
Yr. 1 - $27,847 million
Yr. 2 - $29,884 million
Yr. 3 - $31,026 million
AMI (h):
Yr. 1 - $744 million
CSS:
Yr. 1 - $11 million

In 2023 and 2024, the company deferred $1.2 million and $(25.3) million as a regulatory asset and regulatory liability, respectively.

Average rate base	Yr. 1 - $21,660 million Yr. 2 - $22,783 million Yr. 3 - $23,926 million	Yr. 1 - $26,095 million Yr. 2 - $27,925 million Yr. 3 - $29,362 million

CON EDISON ANNUAL REPORT 2024	117

Weighted average cost of capital (after-tax)	Yr. 1 to Yr. 3 – 6.61 percent	Yr. 1 - 6.75 percent Yr. 2 - 6.79 percent Yr. 3 - 6.85 percent
Authorized return on common equity	8.8 percent	9.25 percent
Actual return on common equity (h) (i)	Yr. 1 – 8.5 percent Yr. 2 – 8.03 percent Yr. 3 – 8.41 percent	Yr. 1 – 9.46 percent Yr. 2 - 9.21 percent
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

In 2023 and 2024, the company had no earnings sharing above the threshold.

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
(c)The electric base rate increases shown above will be implemented with increases of $457 million in Yr. 1; $457 million in Yr. 2; and $457 million in Yr. 3 in order to levelize the customer bill impact. New rates were effective as of January 1, 2023 and CECONY began billing customers at the new levelized rate in August 2023. The shortfall in revenues due to the timing of billing to customers ($216 million) were collected through a surcharge billed through 2024, including a carrying charge on the outstanding balance. Base rates reflect recovery by the company of certain costs of its energy efficiency, demonstration projects, non-wire alternative projects (including the Brooklyn Queens demand management program), and off-peak electric vehicle charging programs (Yr. 1 - $244 million; Yr. 2 - $237 million; and Yr. 3 - $281 million) over periods varying between seven and fifteen years, including the overall pre-tax rate of return on such costs.
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
(f)In addition, the NYSPSC continues its focused operations audit to investigate CECONY's financial accounting for income taxes. Any NYSPSC ordered adjustment to CECONY’s financial accounting for income taxes is expected to be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.
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

In April 2023, the NYSPSC approved CECONY’s December 2022 petition seeking cost recovery approval for a proposed clean energy hub in Brooklyn, New York (Brooklyn Clean Energy Hub). The Brooklyn Clean Energy Hub primarily addresses an identified reliability need in 2028 due to a forecasted increase in electric demand. Construction began in September 2023 and is expected to be completed by 2028. CECONY’s January 2025 electric rate case filing reflected the costs for the Brooklyn Clean Energy Hub in base rates.

118	CON EDISON ANNUAL REPORT 2024

In January 2024, the NYSPSC approved CECONY's August 2023 petition requesting authorization and cost recovery to construct two new substations in Jamaica, Queens (Idlewild Project) that is in addition to the capital expenditures approved in CECONY's 2023 - 2025 electric rate plan summarized above. The project is expected to be completed by May 2028 to meet anticipated reliability needs and to support New York State’s Climate Leadership and Community Protection Act goals. CECONY estimates that construction will cost $1,200 million. CECONY's January 2025 electric rate case filing reflected the costs for the Idlewild Project in base rates.

In January 2025, CECONY filed a request with the NYSPSC for an electric rate increase of $1,612 million, effective January 1, 2026. The filing reflects a return on common equity of 10.1 percent and a common equity ratio of 48 percent.

The company is requesting provisions pursuant to which expenses for pension and other post-retirement benefits, long-term debt, storm restoration, property taxes, municipal infrastructure support, the impact of new laws, late payment charges, and environmental site investigation and remediation are reconciled to amounts reflected in rates. In addition, the company is proposing a continued reconciliation and current recovery or surcharge mechanism of uncollectible write-offs to the level in rates. The company is proposing the continuation of earnings opportunities from Earnings Adjustment Mechanisms for meeting energy efficiency goals. The filing also reflects continuation of the revenue decoupling mechanism and the provisions pursuant to which the company recovers its purchased power and fuel costs from customers.

The filing includes supplemental information regarding electric rate plans for 2027 and 2028, which the company is not requesting, but would consider through settlement discussions. For purposes of illustration, rate increases of $932 million and $880 million effective January 2027 and 2028, respectively, were calculated based upon an assumed return on common equity of 10.1 percent and a common equity ratio of 48 percent.

CON EDISON ANNUAL REPORT 2024	119

CECONY – Gas
Effective period	January 2020 – December 2022	January 2023 – December 2025
Base rate changes	Yr. 1 – $84 million (a) Yr. 2 – $122 million (a) Yr. 3 – $167 million (a)	Yr. 1 – $217 million (c) Yr. 2 – $173 million (c) Yr. 3 – $122 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $45 million (b) Yr. 2 – $43 million (b) Yr. 3 – $10 million (b)	Yr. 1 – $31 million (j) Yr. 2 – $24 million (j) Yr. 3 – $(11) million (j)
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

Potential earnings adjusted mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $18 million
Yr. 2 - $20 million
Yr. 3 - $21 million

In 2023 and 2024, the company recorded $5 million and $7 million of earnings adjustment mechanism incentives for energy efficiency, respectively.

In 2023 and 2024, the company recorded positive incentives of $3 million each year, respectively.

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
In 2023 and 2024, the company deferred for recovery from customers $162 million and $93 million of revenues, respectively.

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

Potential charges if performance targets relating to service, safety and other matters are not met:
Yr. 1 - $107 million
Yr. 2 - $119 million
Yr. 3 - $130 million

In 2023 and 2024, the company recorded negative revenue adjustments of $3 million and $2 million, respectively.

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
In 2023 and 2024, the company deferred $12 million and $29 million of net regulatory liabilities, respectively.

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

Target levels reflected in rates:
Gas average net plant target excluding AMI and CSS for Yr. 1:
Yr. 1 - $10,466 million
Yr. 2 - $11,442 million
Yr. 3 - $12,142 million
AMI (g):
Yr. 1 - $234 million
CSS:
Yr. 1 - $2 million
In 2023 and 2024, the company deferred $15.5 million and $31.5 million as regulatory liabilities, respectively.

Average rate base	Yr. 1 – $7,171 million Yr. 2 – $7,911 million Yr. 3 – $8,622 million	Yr. 1 - $9,647 million Yr. 2 - $10,428 million Yr. 3 - $11,063 million

120	CON EDISON ANNUAL REPORT 2024

Weighted average cost of capital (after-tax)	Yr. 1 – Yr. 3 - 6.61 percent	Yr. 1 – 6.75 percent Yr. 2 – 6.79 percent Yr. 3 – 6.85 percent
Authorized return on common equity	8.8 percent	9.25 percent
Actual return on common equity (h) (i)	Yr. 1 – 8.4 percent Yr. 2 – 8.48 percent Yr. 3 – 8.93 percent	Yr. 1 – 9.00 percent Yr. 2 - 9.82 percent
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

In 2023, the company had no earnings above the threshold. In 2024, the company had $4.3 million above the threshold.

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
(b)Amounts reflect amortization of the remaining 2018 TCJA tax savings allocable to CECONY’s gas customers ($63 million) over a two year period ($32 million annually), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s gas customers ($725 million) over the remaining lives of the related assets ($14 million in Yr. 1, $14 million in Yr. 2, and $12 million in Yr. 3) and the unprotected portion of the net regulatory liability ($107 million) over five years ($21 million annually)
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

In January 2025, CECONY filed a request with the NYSPSC for a gas rate increase of $441 million, effective January 1, 2026. The filing reflects a return on common equity of 10.1 percent and a common equity ratio of 48 percent.

The company is requesting provisions pursuant to which expenses for pension and other post-retirement benefits, long-term debt, storm restoration, property taxes, municipal infrastructure support, the impact of new laws, late payment charges, and environmental site investigation and remediation are reconciled to amounts reflected in rates. In addition, the company is proposing a continued reconciliation and current recovery or surcharge mechanism of uncollectible write-offs to the level in rates. The company is proposing the continuation of earnings opportunities from Earnings Adjustment Mechanisms for meeting energy efficiency goals. The filing also reflects continuation of the revenue decoupling mechanism and the provisions pursuant to which the company recovers its purchased gas costs from customers.

The filing includes supplemental information regarding gas rate plans for 2027 and 2028, which the company is not requesting, but would consider through settlement discussions. For purposes of illustration, rate increases of $266 million and $166 million effective January 2027 and 2028, respectively, were calculated based upon an assumed return on common equity of 10.1 percent and a common equity ratio of 48 percent.

CON EDISON ANNUAL REPORT 2024	121

CECONY – Steam
Effective period	January 2014 – December 2016 (g)	November 2023 – October 2026
Base rate changes	Yr. 1 – $(22.4) million (h) Yr. 2 –$19.8 million (h) Yr. 3 –$20.3 million(h) Yr. 4 – None Yr. 5 – None Yr. 6 – None Yr. 7 – None Yr. 8 – None Yr. 9 – None Yr.10 – None	Yr. 1 – $110 million (a) Yr. 2 – $44 million (a) Yr. 3 – $45 million (a)
Amortizations to income of net regulatory (assets) and liabilities	$37 million over three years	Yr. 1 – $15 million (b) Yr. 2 – $3 million (b) Yr. 3 – $3 million (b)
Weather Normalization Adjustment		Implementation of a weather normalization adjustment to reflect normal weather conditions during the heating season.
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential charges (up to $1 million annually) if certain performance targets are not met. The company did not record any negative revenue adjustments under this rate plan.
Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 - $3.7 million
Yr. 2 - $3.8 million
Yr. 3 - $3.8 million

In Yr. 1, the company did not record any negative revenue adjustments.

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

Reconciliation of uncollectible expenses and late payment charges (c) and expenses for pension and other postretirement benefits, variable-rate debt, property taxes (d), municipal infrastructure support costs (e), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates. (f)

In Yr. 1, the company deferred $7 million of net regulatory assets.

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
Yr. 1 - $2,025 million Yr. 2 - $2,029 million Yr. 3 - $2,015 million In Yr. 1, the company deferred $2.4 million as a regulatory liability.
Average rate base	Yr. 1 – $1,511 million Yr. 2 – $1,547 million Yr. 3 – $1,604 million	Yr. 1 - $1,799 million Yr. 2 - $1,848 million Yr. 3 - $1,882 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent	Yr. 1 - 6.78 percent Yr. 2 - 6.81 percent Yr. 3 - 6.83 percent
Authorized return on common equity	9.3 percent	9.25 percent

122	CON EDISON ANNUAL REPORT 2024

Actual return on common equity (j)
Yr. 1 – 9.82 percent
Yr. 2 – 10.88 percent
Yr. 3 – 10.54 percent
Yr. 4 – 9.51 percent
Yr. 5 – 11.73 percent
Yr. 6 – 10.45 percent
Yr. 7 – 7.91 percent
Yr. 8 – 5.99 percent
Yr. 9 - 5.72 percent
Yr. 10 - (0.10) percent
.
Yr. 1 – 6.55 percent
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

There were no earnings above the threshold in Yr. 1.

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
(f)In addition, the NYSPSC continues its focused operations audit to investigate CECONY's financial accounting for income taxes. Any NYSPSC ordered adjustment to CECONY’s financial accounting for income taxes is expected to be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.
(g)Rates determined pursuant to this rate plan were in effect until October 31, 2023. 2023 or Yr. 10 represents a partial year commencing January 1, 2023 through October 31, 2023.
(h)The impact of these base rate changes was deferred which resulted in an $8 million regulatory liability at December 31, 2016.

CON EDISON ANNUAL REPORT 2024	123

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

124	CON EDISON ANNUAL REPORT 2024

O&R New York – Electric
Effective period	January 2022 – December 2024	January 2025 – December 2027 (a)
Base rate changes	Yr. 1 – $4.9 million (b) Yr. 2 – $16.2 million (b) Yr. 3 – $23.1 million (b)	Yr. 1 – $(13.1) million (c) Yr. 2 – $24.8 million (c) Yr. 3 – $44.1 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $11.8 million (d) Yr. 2 – $13.5 million (d) Yr. 3 – $15.2 million (d)	Yr. 1 – $(4.5) million Yr. 2 – $(5.4) million Yr. 3 – $(6.4) million
Other revenue sources
Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 – $3.3 million
Yr. 2 – $2.3 million
Yr. 3 – $4.0 million

In 2022, 2023 and 2024, the company recorded $2.7 million, $1.5 million and $2.6 million of earnings adjustment mechanism incentives for energy efficiency, respectively.
Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to: Yr. 1 – $3.9 million Yr. 2 – $4.7 million Yr. 3 – $5.8 million
Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized electric delivery revenues.

In 2022, and 2023, the company deferred $6.9 million, $3.4 million as regulatory assets, respectively. In 2024, the company deferred $18.6 million as regulatory liabilities.
Continuation of reconciliation of actual to authorized electric delivery revenues.
Recoverable energy costs	Continuation of current rate recovery of purchased power and fuel costs.	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments
Potential charges if certain performance targets relating to service, reliability and other matters are not met:
Yr. 1 - $4.3 million
Yr. 2 - $4.4 million
Yr. 3 - $5.1 million

In 2022, 2023 and 2024, the company did not record any negative revenue adjustments.

Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 – $7.6 million Yr. 2 – $8.5 million Yr. 3 – $11.5 million
Regulatory reconciliations
Reconciliation of late payment charges (e) and reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (f), energy efficiency program (g), major storms, uncollectible expenses and certain other costs to amounts reflected in rates (h).

In 2022 and 2023, the company deferred $9.4 million and $15.4 million as net regulatory liabilities, respectively. In 2024, the company deferred $10.2 million as net regulatory assets.

Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (f), energy efficiency program (i), major storms, low-income bill credits, uncollectible expenses (j), late payment charges (j), and certain other costs to amounts reflected in rates.
Net utility plant reconciliations
Target levels reflected in rates: Electric average net plant target
Yr. 1 - $1,175 million
Yr. 2 - $1,198 million
Yr. 3 - $1,304 million

The company did not record any regulatory liabilities in 2022, 2023 and 2024.
Target levels reflected in rates: Electric average net plant target Yr. 1 – $1,398 million Yr. 2 – $1,471 million Yr. 3 – $1,737 million
Average rate base	Yr. 1 – $1,021 million Yr. 2 – $1,044 million Yr. 3 – $1,144 million	Yr. 1 – $1,293 million Yr. 2 – $1,393 million Yr. 3 – $1,646 million

CON EDISON ANNUAL REPORT 2024	125

Weighted average cost of capital (after-tax)	Yr. 1 – 6.77 percent Yr. 2 – 6.73 percent Yr. 3 – 6.72 percent	Yr. 1 – 7.25 percent Yr. 2 – 7.28 percent Yr. 3 – 7.31 percent
Authorized return on common equity	9.2 percent	9.75 percent
Actual return on common equity (k)	Yr. 1 – 8.96 percent Yr. 2 – 8.73 percent Yr. 3 – 9.86 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.7 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.

In 2022 and 2023, earnings did not exceed the earnings threshold. In 2024, actual earnings were 1.2 million above the threshold.
Most earnings above an annual earnings threshold of 10.25 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 4.58 percent Yr. 2 – 4.51 percent Yr. 3 – 4.49 percent	Yr. 1 – 4.95 percent Yr. 2 – 5.01 percent Yr. 3 – 5.08 percent
Common equity ratio	48 percent	48 percent
a.The November 2024 Joint Proposal is subject to NYSPSC approval.
b.The base rate changes will be implemented with increases of: Yr. 1 - $11.7 million; Yr. 2 - $11.7 million; and Yr. 3 - $11.7 million.
c.The Joint Proposal recommends that these base rate changes may be implemented with no change in Yr. 1 and increases of $17.7 million in each of Yr. 2 and Yr. 3.
d.Reflects amortization of, among other things, previously incurred incremental deferred storm costs over a five-year period.
e.The rate plan includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years ($2.2 million); reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity.
f.Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr. 1 - 10.0 basis points; Yr. 2 - 7.5 basis points; and Yr. 3 - 5.0 basis points.
g.Energy efficiency costs are expensed as incurred. Such costs are subject to a cumulative reconciliation that is evenly distributed over the term of the rate plan subject to the caps set forth in the January 2020 NYSPSC New Efficiency New York (“NENY”) order. If the NYSPSC modifies O&R's NENY budgets during the rate term, such modifications will be reflected at the time of the cumulative reconciliations.
h.In addition, the New York State Department of Public Service (NYSDPS) continues its focused operations audit to investigate O&R’s financial accounting for income taxes. Any NYSPSC ordered adjustment to O&R’s financial accounting for income taxes is expected to be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.
i.Energy efficiency costs are deferred as regulatory assets and amortized over a 15-year period. Balances are reconciled to the revenue requirement effect of actual level of cost incurred to the rate plan targets. If the NYSPSC authorizes modified energy efficiency spending budgets over the course of the rate plan, O&R will defer the impact of any variance between the level in rates and the authorized budgets for collection or refund to customers in the next base rate case.
j.Reconciliation of uncollectible expenses and late payment charges are subject to a combined annual threshold of $0.9 million. Once the threshold is met, O&R will defer the variance between actual uncollectible expense and late payment charge, and the level set forth in rates that is above the threshold. Recovery/refunds will be made via surcharge/sur-credit. Surcharge recovery is subject to an annual cap that produces no more than a 0.5 percent total customer bill impact.
k.Calculated in accordance with the earnings calculation method prescribed in the rate order.

126	CON EDISON ANNUAL REPORT 2024

O&R New York – Gas
Effective period	January 2022 – December 2024	January 2025 – December 2027 (a)
Base rate changes	Yr. 1 – $0.7 million (b) Yr. 2 – $7.4 million (b) Yr. 3 – $9.9 million (b)	Yr. 1 – $3.6 million (c) Yr. 2 – $18.0 million (c) Yr. 3 – $16.5 million (c)
Amortization to income of net regulatory (assets) and liabilities	Yr. 1 – $0.8 million Yr. 2 – $0.7 million Yr. 3 – $0.3 million	Yr. 1 – $8.4 million Yr. 2 – $8.2 million Yr. 3 – $8.0 million
Other revenue sources
Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $0.2 million
Yr. 2 - $0.2 million
Yr. 3 - $0.4 million

Potential positive rate adjustment for gas safety and performance of up to:
Yr. 1 – $1.2 million
Yr. 2 – $1.3 million
Yr. 3 – $1.4 million

In 2022, 2023 and 2024, the company recorded $0.2 million, immaterial amounts, and $1.4 million of earnings adjustment mechanism incentives for energy efficiency, respectively. In 2022, 2023 and 2024 the company recorded $0.2 million, $0.2 million and $0.3 million of positive incentives, respectively.
Potential positive rate adjustment for gas safety and performance of up to: Yr. 1 – $1 million Yr. 2 – $1.1 million Yr. 3 – $1.2 million
Revenue decoupling mechanisms	Continuation of reconciliation of actual to authorized gas delivery revenues. In 2022, 2023 and 2024, the company deferred $2 million, $7.6 million and $20.6 million as regulatory assets, respectively.	Continuation of reconciliation of actual to authorized gas delivery revenues.
Recoverable energy costs	Continuation of current rate recovery of purchased gas costs.	Continuation of current rate recovery of purchased gas costs.
Negative revenue adjustments	Potential charges if performance targets relating to service, safety and other matters are not met:
Yr. 1 – $6.3 million
Yr. 2 – $6.7 million
Yr. 3 – $7.3 million

	In 2022, the company recorded $0.1 million and immaterial amounts in 2023 and 2024 of negative revenue adjustments, respectively.	Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 – $8.4 million Yr. 2 – $9.4 million Yr. 3 – $11.1 million
Regulatory reconciliations	Reconciliation of late payment charges (d) and reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (e), energy efficiency program (f), major storms, uncollectible expenses and certain other costs to amounts reflected in rates.

In 2022 and 2023, the company deferred $3.4 million and $12.1 million as net regulatory assets, respectively. In 2024, the company deferred $5.1 million as net regulatory liabilities.	Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (e), energy efficiency program (g), low-income bill credits, uncollectible expenses (h), late payment charges (h), and certain other costs to amounts reflected in rates.

Net utility plant reconciliations	Target levels reflected in rates: Gas average net plant target
Yr. 1 – $720 million
Yr. 2 – $761 million
Yr. 3 – $803 million

	The company did not record any regulatory liabilities in 2022, 2023 and 2024.	Target levels reflected in rates: Gas average net plant target Yr. 1 – $877 million Yr. 2 – $934 million Yr. 3 – $1,010 million
Average rate base	Yr. 1 – $566 million Yr. 2 – $607 million Yr. 3 – $694 million	Yr. 1 – $720 million Yr. 2 – $791 million Yr. 3 – $863 million

CON EDISON ANNUAL REPORT 2024	127

Weighted average cost of capital (after-tax)	Yr. 1 – 6.77 percent Yr. 2 – 6.73 percent Yr. 3 – 6.72 percent	Yr. 1 – 7.25 percent Yr. 2 – 7.28 percent Yr. 3 – 7.31 percent
Authorized return on common equity	9.2 percent	9.75 percent
Actual return on common equity (i)	Yr. 1 - 10.01 percent Yr. 2 - 10.40 percent Yr. 3 – 9.91 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.7 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year. In 2022, 2023 and 2024, actual earnings were $1.1 million, $2.8 million and $0.9 million above the threshold, respectively.
Most earnings above an annual earnings threshold of 10.25 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 4.58 percent Yr. 2 – 4.51 percent Yr. 3 – 4.49 percent	Yr. 1 – 4.95 percent Yr. 2 – 5.01 percent Yr. 3 – 5.08 percent
Common equity ratio	48 percent	48 percent
(a)The November 2024 Joint Proposal is subject to NYSPSC approval.
(b)The gas base rate changes were implemented with increases of: Yr. 1 - $4.4 million; Yr. 2 - $4.4 million; and Yr. 3 - $4.4 million.
(c)The Joint Proposal recommends that these base rate changes may be implemented with increases of: Yr. 1 – $10.4 million; Yr. 2 - $10.4 million; and Yr. 3 -$10.4 million.
(d)The rate plan includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years ($0.6 million); reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity.
(e)Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr. 1 - 10.0 basis points; Yr. 2 - 7.5 basis points; and Yr. 3 - 5.0 basis points.
(f)Energy efficiency costs are expensed as incurred. Such costs are subject to a cumulative reconciliation that is evenly distributed over the term of the rate plan subject to the caps set forth in the January 2020 NYSPSC NENY order. If the NYSPSC modifies O&R's NENY budgets during the rate term, such modifications will be reflected at the time of the cumulative reconciliations.
(g)Energy efficiency costs are deferred as regulatory assets and amortized over a 15-year period. Balances are reconciled to the revenue requirement effect of actual level of cost incurred to the rate plan targets. If the NYSPSC authorizes modified energy efficiency spending budgets over the course of the rate plan, O&R will defer the impact of any variance between the level in rates and the authorized budgets for collection or refund to customers in the next base rate case.
(h)Reconciliation of uncollectible expenses and late payment charges are subject to a combined annual threshold of $0.5 million. Once the threshold is met, O&R will defer the variance between actual uncollectible expense and late payment charge, and the level set forth in rates that is above the threshold. Recovery/refunds will be made via surcharge/sur-credit. Surcharge recovery is subject to an annual cap that produces no more than a 0.5 percent total customer bill impact.
(i)Calculated in accordance with the earnings calculation method prescribed in the rate order.

128	CON EDISON ANNUAL REPORT 2024

Rockland Electric Company (RECO)
In December 2021, the NJBPU approved an electric rate increase, effective January 1, 2022, of $9.65 million for RECO. The following table contains a summary of the terms of the distribution rate plans.

RECO
Effective period	January 2022
Base rate changes	$9.65 million
Amortization to income of net regulatory (assets) and liabilities
$0.2 million over three years and $9.2 million of deferred storm costs over a three-year period (excluding $2.4 million of costs for Tropical Storm Henri which will be deferred over a three year period in base rates) and continuation of $10 million over 3 years

Recoverable energy costs	Current rate recovery of purchased power costs.
Cost reconciliations	Reconciliation of uncollectible accounts, Demand Side Management and Clean Energy Program.
Average rate base	$262.8 million
Weighted average cost of capital (after-tax)	7.08 percent
Authorized return on common equity	9.6 percent
Actual return on common equity	Yr. 1 - 9.6 percent Yr. 2 - 9.7 percent Yr. 3 - 8.3 percent
Cost of long-term debt	4.74 percent
Common equity ratio	48.51 percent

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

In November 2024, RECO filed a petition with the NJBPU for an order authorizing RECO to defer incremental preparation costs of $5 million associated with six storms that occurred during 2023 and 2024 until RECO’s next base rate case.

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

CON EDISON ANNUAL REPORT 2024	129

welds identified, CECONY does not anticipate significant impact to the operation of its gas and steam mains. CECONY continues to investigate this matter, is remediating and monitoring the known non-conforming welds and is cooperating with the NYSDPS on its investigation of this matter. CECONY is unable to estimate the amount or range of its possible loss, if any, related to this matter. At December 31, 2024, CECONY had not accrued a liability related to this matter.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets ($1,078 million and $14 million for CECONY and O&R, respectively, as of December 31,2024 and $1,113 million and $18 million for CECONY and O&R, respectively, as of December 31, 2023) which are not earning a return. While the Utilities have properly calculated and paid their federal income taxes and there is no uncertain tax position related to this matter, this understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past relative to what it should have been. The Utilities’ rate plans have reflected the correct amount of federal income taxes recoverable from customers, including a proportionate recovery of the regulatory asset, beginning with O&R’s rate plans effective November 2015, CECONY’s electric and gas rate plans effective January 2017, and CECONY’s steam plan effective November 2023. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) confirming that the Utilities’ inadvertent understatement of prior years’ income tax expense constitutes a normalization violation that can be cured through an increase in future years’ revenue requirements until such time as the regulatory asset is fully recovered in rates, and not through a write-down of all or a portion of the Utilities’ regulatory asset. Under Accounting Standards Codification Topic (ASC) 740, the Utilities recorded an unfunded deferred federal income tax liability (with a gross-up amount) and a corresponding regulatory asset. The income tax regulatory assets are netted against the related regulatory liability for future income tax and are shown in the line “Future income tax” in the following table of Regulatory Assets and Liabilities and on the Companies’ consolidated balance sheets in the line “Regulatory liabilities.” Management’s assessment is that the income tax regulatory assets as of December 31, 2024 are probable of collection through future rates. The IRS provides safe harbor relief for inadvertent normalization violations through the jurisdictional rate setting process of including in rates adequate revenue to fully recover the deferred tax balance. However, the Utilities would record a liability or impair a portion of the regulatory assets associated with this understatement if the NYSPSC were to issue an order that required the Utilities to write off all or a portion of their existing regulatory asset. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At December 31, 2024, the Utilities had not accrued a liability related to this matter.

130	CON EDISON ANNUAL REPORT 2024

Regulatory Assets and Liabilities
Regulatory assets and liabilities at December 31, 2024 and 2023 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Regulatory assets
Energy efficiency and other clean energy programs (a)	$1,656	$1,251	$1,598	$1,223
Customer account deferrals (b)	1,073	789	1,058	782
Environmental remediation costs	1,038	1,105	952	1,022
Revenue taxes	540	476	517	455
Legacy meters (c)	413	17	398	—
Deferred storm costs (d)	147	206	53	115
Property tax reconciliation (e)	131	169	131	169
Deferred derivative losses - long term	106	163	94	148
MTA power reliability deferral (f)	31	61	31	61
Gas service line deferred costs	18	43	18	43
Pension and other postretirement benefits deferrals	2	48	2	39
Other	368	279	306	257
Regulatory assets – noncurrent	5,523	4,607	5,158	4,314
Deferred derivative losses - short term	102	269	92	253
Recoverable energy costs	39	12	14	1
Regulatory assets – current	141	281	106	254
Total Regulatory Assets	$5,664	$4,888	$5,264	$4,568
Regulatory liabilities
Allowance for cost of removal less salvage (g)	$1,527	$1,456	$1,322	$1,266
Future income tax*	1,224	1,535	1,112	1,404
Unrecognized pension and other postretirement costs (h)	1,054	943	984	867
Net unbilled revenue deferrals	436	278	436	278
Pension and other postretirement benefit deferrals	368	284	304	233
Late payment charge deferral	231	167	224	161
System benefit charge carrying charge	115	92	110	88
Net proceeds from sale of property	25	48	24	47
Settlement of prudence proceeding (i)	10	11	10	11
Deferred derivative gains - long term	8	49	6	49
Other	446	465	408	414
Regulatory liabilities – noncurrent	5,444	5,328	4,940	4,818
Refundable energy costs	59	71	18	36
Deferred derivative gains - short term	25	74	22	71
Revenue decoupling mechanism	18	—	—	—
Regulatory liabilities—current	102	145	40	107
Total Regulatory Liabilities	$5,546	$5,473	$4,980	$4,925
* See "Federal Income Tax" in Note A, "Other Regulatory Matters," above, and Note L.

(a) Energy Efficiency and Other Clean Energy Programs represent programs designed to increase energy efficiency achievements and other clean energy transformation efforts.

(b) Customer account deferrals include (1) the amount to be collected from customers related to the Emergency Summer Cooling Credits program for CECONY, (2) deferrals under CECONY and O&R's electric and gas rate plans for the reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates as well as for increases to the allowance for uncollectible accounts receivable and (3) deferral related to the arrears relief programs. Amounts deferred under the arrears relief programs were $323.7 million and $1.4 million for CECONY and O&R at December 31, 2024, respectively, and $398.6 million and $2.1 million at December 31, 2023, respectively, and receive a return at the pre-tax weighted average cost of capital.

(c) Pursuant to their rate plans, CECONY and O&R are recovering the costs of legacy meters over a 15-year period beginning January 1, 2024 and a 12-year period beginning January 1, 2022, respectively.

(d) Deferred storm costs represent response and restoration costs, other than capital expenditures, in connection with Tropical Storm Isaias and other major storms that were deferred by the Utilities.

(e) Property tax reconciliation represents the amount deferred between actual property taxes incurred and the level included in rates subject to the provisions of the respective rate plans.

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

CON EDISON ANNUAL REPORT 2024	131

(g) Allowance for cost of removal less salvage represents cash previously collected from customers to fund future anticipated removal expenditures.

(h) Unrecognized pension and other postretirement costs represent the deferrals associated with the accounting rules for retirement benefits. See "Pension and Other Postretirement Benefits" in Note A.

(i) Settlement of prudence proceeding represents the remaining amount to be credited to customers pursuant to a Joint Proposal, approved by the NYSPSC in April 2016, with respect to the prudence of certain CECONY expenditures and related matters.

The NYSPSC has authorized CECONY to accrue unbilled electric, gas and steam revenues. CECONY has deferred the differences between unbilled revenues and energy costs for the future benefit of customers by recording a regulatory liability of $436 million and $278 million at December 31, 2024 and 2023, respectively.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the years ended December 31, 2024 and 2023 was 5.95 percent and 5.20 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($3,262 million and $2,541 million for Con Edison, and $3,024 million and $2,359 million for CECONY at December 31, 2024 and 2023, respectively). Regulatory assets of RECO for which a cash outflow has been made ($28 million and $24 million at December 31, 2024 and 2023, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At December 31, 2024 and 2023, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:

Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Environmental remediation costs	$1,037	$1,105	$942	$1,022
Revenue taxes	567	490	543	470
UB deferral for uncollectible accounts receivable	551	291	541	288
Deferred derivative losses - long term	106	163	94	148
Deferred derivative losses - short term	102	269	92	253
Other	39	29	28	28
Total	$2,402	$2,347	$2,240	$2,209
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

132	CON EDISON ANNUAL REPORT 2024

The Utilities recover deferred derivative losses – current within one year, and noncurrent generally within three years.
Note C – Capitalization
Common Stock
Con Edison is authorized to issue 500,000,000 shares of its common stock and CECONY is authorized to issue 340,000,000 of its common stock. At December 31, 2024 and 2023, 346,597,693 and 345,415,772 shares, respectively, of Con Edison common stock were outstanding. At December 31, 2024 and 2023, 235,488,094 million shares of CECONY common stock were outstanding, all of which were owned by Con Edison. At December 31, 2024 and 2023, Con Edison had 33,753,963 treasury shares, including 21,976,200 shares of Con Edison stock that CECONY purchased prior to 2001 in connection with Con Edison’s stock repurchase plan and 10,543,263 common shares of Con Edison purchased in 2023 in connection with Con Edison's accelerated share repurchase agreements. CECONY presents in the financial statements the cost of the Con Edison stock it owns as a reduction of common shareholder’s equity.

In December 2024, Con Edison entered into a forward sale agreement relating to 7,000,000 of its common shares. The company expects the common shares under the forward sale agreement to settle by December 31, 2025. The company or the forward purchaser may accelerate the forward sale agreement upon the occurrence of certain events. On a settlement date, if the company decides to physically settle, it will issue shares to the forward purchaser at the then-applicable forward sale price. The forward sale price is equal to $96.66 per share and is subject to adjustment on a daily basis based on a floating interest rate factor less a spread, and will be subject to decrease on each of certain dates by amounts related to expected dividends. The common shares under the forward sale agreement will be physically settled, unless the company elects cash settlement or net share settlement (which it has the right to do, subject to certain conditions, other than in limited circumstances). In the event the company elects to cash settle or net share settle, the settlement amount will be generally related to (1) (a) the market value of the common shares during the unwind period under the forward sale agreement minus (b) the applicable adjusted forward sale price; multiplied by (2) the number of shares subject to such cash settlement or net share settlement. If this settlement amount is a negative number, the forward purchaser will pay the company the absolute value of that amount or deliver to the company a number of shares having a value equal to the absolute value of such amount. If this settlement amount is a positive number, the company will pay the forward purchaser that amount or deliver to the forward purchaser a number of shares having a value equal to such amount. No amounts have been or will be recorded to the consolidated financial statements with respect to the equity offering until any settlement of the forward sale agreement occurs.

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

Con Edison recorded the 2023 accelerated share repurchases as equity transactions, and at the time of receipt, shares were included in treasury stock at fair market value as of the corresponding trade date. Con Edison reflected shares received as a repurchase of common stock in the weighted average common shares outstanding calculation for basic and diluted earnings per share.

Capitalization of Con Edison
At December 31, 2024 and 2023, Con Edison's capitalization shown on its Consolidated Statement of Capitalization includes its outstanding common stock and long-term debt and the outstanding long-term debt of the Utilities.

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

CON EDISON ANNUAL REPORT 2024	133

Long-term Debt
Long-term debt maturing in the period 2025-2029 is as follows:

(Millions of Dollars)	Con Edison	(a)	CECONY
2025	$—		$—
2026	250		250
2027	780		700
2028	800		800
2029	44		—
(a)Amounts shown exclude $59 million of debt for Broken Bow II, a deferred project, which was classified as held for sale as of December 31,
2024 and is shown under “Project Debt Held for Sale" on Con Edison's Consolidated Statement of Capitalization. See "Assets Held for Sale" in Note A and Note X for additional information. The sale and transfer of Broken Bow II, including the related debt, was completed in January 2025.
At December 31, 2024 and December 31, 2023, long-term debt of CECONY included $225 million and $450 million, respectively, of tax–exempt debt through the New York State Energy Research and Development Authority (NYSERDA) that bore interest at a rate determined weekly and was subject to tender by bondholders for purchase by the company.
The carrying amounts and fair values of long-term debt at December 31, 2024 and 2023 are:

(Millions of Dollars)	2024		2023
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison (b)	$24,651	$21,997	$22,177	$20,525
CECONY	23,409	20,915	21,060	19,517
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $249 million and $241 million for Con Edison and CECONY, respectively, as of December 31, 2024 and $222 million and $215 million for Con Edison and CECONY, respectively, as of December 31, 2023.
(b)Amounts shown exclude the debt of Broken Bow II, a deferred project that was classified as held for sale as of December 31, 2024 and as of December 31, 2023 and is shown under “Project Debt Held for Sale" on Con Edison's Consolidated Statement of Capitalization. The carrying value and fair value of Broken Bow II's long-term debt, including the current portion, as of December 31, 2024 was $59 million and $54 million, respectively, and as of December 31, 2023 was $62 million and $58 million, respectively. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X. The sale and transfer of Broken Bow II, including the related debt, was completed in January 2025. See Note W.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at December 31, 2024 are classified as Level 2 liabilities (see Note R).

Significant Debt Covenants
The significant debt covenants under the financing arrangements for the Companies' debentures include obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other entity unless certain conditions are met. The Companies' debentures have no cross default provisions. The tax–exempt financing arrangements of CECONY are subject to covenants for the debentures discussed above and the covenants discussed below. The Companies were in compliance with their significant debt covenants at December 31, 2024.

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

134	CON EDISON ANNUAL REPORT 2024

The liquidity and credit facilities currently in effect for the tax–exempt financing include covenants that the ratio of debt to total capital of CECONY will not at any time exceed 0.65 to 1 and that, subject to certain exceptions, CECONY will not mortgage, lien, pledge or otherwise encumber its assets. Certain of the facilities also include as events of default, defaults in payments of other debt obligations in excess of $100 million.
Note D – Short-Term Borrowing
In March 2023, Con Edison and the Utilities entered into a $2,500 million credit agreement that replaced a December 2016 credit agreement, under which banks are committed to provide loans and letters of credit on a revolving credit basis. In March 2024, Con Edison and the Utilities also entered into a First Amendment to Credit Agreement (as so amended, the Credit Agreement) that, among other things, amended the mechanics relating to determining the interest rate to be paid with respect to a “Term SOFR Loan.” The Credit Agreement expires in March 2029, unless extended for up to one additional one-year term. There is a maximum of $2,500 million of credit available to CECONY and $800 million (subject to increase up to $1,000 million) available to Con Edison, including up to $900 million of letters of credit. The Companies have not borrowed under the Credit Agreement. The Credit Agreement supports the Companies’ commercial paper programs. Loans and letters of credit issued under the Credit Agreement may also be used for other general corporate purposes. Any borrowings under the Credit Agreement would generally be at variable interest rates.

In March 2024, CECONY entered into a 364-Day Revolving Credit Agreement (the CECONY Credit Agreement) that replaced a March 2023 CECONY 364-Day Credit Agreement, under which banks are committed to provide loans up to $500 million on a revolving credit basis. The CECONY Credit Agreement expires in March 2025 and supports CECONY’s commercial paper program. Loans issued under the CECONY Credit Agreement may also be used for other general corporate purposes. Any borrowings under the CECONY Credit Agreement would generally be at variable interest rates.

At December 31, 2024, Con Edison had $2,170 million of commercial paper outstanding, of which $1,694 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2024 was 4.7 percent for both Con Edison and CECONY. At December 31, 2023, Con Edison had $2,288 million of commercial paper outstanding of which $1,903 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2023 was 5.6 percent for both Con Edison and CECONY.

At December 31, 2024 and 2023, no loans or letters of credit were outstanding under the Credit Agreement and no loans were outstanding under the CECONY Credit Agreement.

The banks’ commitments under the Credit Agreement and the CECONY Credit Agreement are subject to certain conditions, including that there be no event of default. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies under the Credit Agreement or by CECONY under the CECONY Credit Agreement, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company immediately due and payable and for the Credit Agreement, require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default for a company include that company exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2024 this ratio was 0.56 to 1 for Con Edison and 0.57 to 1 for CECONY); that company having liens on its assets in an aggregate amount exceeding 10 percent of its consolidated net tangible assets, subject to certain exceptions; that company or any of its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt) of that company; the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) of that company or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. The Companies were in compliance with their significant debt covenants at December 31, 2024.

In November 2024 and January 2025, CECONY borrowed $500 million and $200 million, respectively, at a variable rate under a 364-Day Senior Unsecured Delayed Draw Term Loan Credit Agreement entered into by the company in November 2024 (the CECONY Term Loan Credit Agreement). The term loans mature in November 2025. CECONY has the option to prepay the term loans issued under the CECONY Term Loan Credit Agreement prior to maturity. CECONY intends to use borrowings under the CECONY Term Loan Credit Agreement for general corporate purposes.

CON EDISON ANNUAL REPORT 2024	135

Upon a change of control of CECONY or Con Edison, or upon an event of default by CECONY, the banks may declare the loans outstanding under the CECONY Term Loan Credit Agreement immediately due and payable. Events of default include, among other things, CECONY exceeding at any time a ratio of consolidated debt to consolidated total capital of 0.65 to 1; CECONY or its subsidiaries having liens on its or their assets in an aggregate amount exceeding ten percent of CECONY’s consolidated net tangible assets; CECONY or its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of $150 million in aggregate of debt or derivative obligations other than non-recourse debt); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of $150 million in aggregate of debt other than non-recourse debt) or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default.

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
Total Periodic Benefit Cost/(Credit)
The components of the Companies’ total periodic benefit cost/(credit) for 2024, 2023 and 2022 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2024	2023	2022	2024	2023	2022
Service cost – including administrative expenses	$177	$161	$287	$167	$151	$270
Interest cost on projected benefit obligation	642	649	505	604	611	475
Expected return on plan assets	(1,129)	(1,114)	(1,168)	(1,076)	(1,061)	(1,109)
Recognition of net actuarial loss/(gain)	(5)	(232)	377	(7)	(219)	358
Recognition of prior service credit	(17)	(17)	(16)	(19)	(19)	(21)
TOTAL PERIODIC BENEFIT COST/(CREDIT)	$(332)	$(553)	$(15)	$(331)	$(537)	$(27)
Cost capitalized	(94)	(81)	(137)	(90)	(78)	(129)
Reconciliation to rate level	55	282	259	43	261	245
Total expense/(benefit) recognized	$(371)	$(352)	$107	$(378)	$(354)	$89

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

136	CON EDISON ANNUAL REPORT 2024

Funded Status
The funded status at December 31, 2024, 2023 and 2022 was as follows:

	Con Edison			CECONY
(Millions of Dollars)	2024	2023	2022	2024	2023	2022
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$12,712	$12,113	$17,357	$11,977	$11,395	$16,341
Service cost – excluding administrative expenses	172	156	283	162	146	266
Interest cost on projected benefit obligation	642	649	505	604	611	475
Net actuarial loss/(gain)	(557)	599	(5,102)	(557)	572	(4,845)
Plan amendments	—	3	—	—	—	—
Benefits paid	(828)	(808)	(930)	(751)	(747)	(842)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$12,141	$12,712	$12,113	$11,435	$11,977	$11,395
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$15,404	$14,979	$18,504	$14,674	$14,248	$17,566
Actual return on plan assets	724	1,261	(2,583)	691	1,201	(2,453)
Employer contributions	20	21	30	17	18	17
Benefits paid	(828)	(808)	(930)	(751)	(747)	(842)
Administrative expenses	(42)	(49)	(42)	(40)	(46)	(40)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$15,278	$15,404	$14,979	$14,591	$14,674	$14,248
FUNDED STATUS	$3,137	$2,692	$2,866	$3,156	$2,697	$2,853
Unrecognized net loss/(gain)	$(857)	($757)	($1,485)	$(825)	($705)	($1,397)
Unrecognized prior service credits	(88)	(105)	(124)	(104)	(124)	(143)
Accumulated benefit obligation	$11,236	$11,739	$11,167	$10,554	$11,031	$10,478

The increase in the pension funded status at December 31, 2024 for Con Edison and CECONY of $445 million and $459 million, respectively, compared with December 31, 2023, was primarily due to a decrease in the plan's projected benefit obligation as a result of an increase in the discount rate. The decrease in the pension funded status at December 31, 2023 for Con Edison and CECONY of $174 million and $156 million, respectively, compared with December 31, 2022, was primarily due to an increase in the plan's projected benefit obligation as a result of a decrease in the discount rate, partially offset by a return on plan assets that was greater than the expected return. See below for further information on the change in the discount rate and determination of the discount rate assumption. For Con Edison, the 2024 increase in pension funded status asset corresponds with an increase to regulatory liabilities of $86 million for unrecognized net gains and unrecognized prior service credits associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $5 million (net of taxes) for the unrecognized net gains, and an immaterial change to OCI (net of taxes) for the unrecognized prior service credits associated with certain employees of Con Edison Transmission and RECO who previously worked for the Utilities. For 2024, included within the funded status are noncurrent liabilities of $319 million and $296 million for Con Edison and CECONY, respectively, and current liabilities of $63 million and $60 million for Con Edison and CECONY, respectively. For 2023, included within the funded status are noncurrent liabilities of $337 million and $313 million for Con Edison and CECONY, respectively. For 2022, included within the funded status are noncurrent liabilities of $311 million and $287 million for Con Edison and CECONY, respectively.
For CECONY, the increase in pension funded status asset at December 31, 2024 corresponds with an increase to regulatory liabilities of $101 million for unrecognized net gains and unrecognized prior service credits consistent with the accounting rules for regulated operations, and also a credit to OCI of $7 million (net of taxes) for unrecognized net gains, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with certain employees of Con Edison Transmission who previously worked for CECONY.
At December 31, 2024 and 2023, Con Edison’s investments included $583 million and $524 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $560 million and $502 million, respectively. See Note R. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $380 million and $354 million as of December 31, 2024, respectively, and $349 million and $323 million as of December 31, 2023, respectively.

CON EDISON ANNUAL REPORT 2024	137

Assumptions
The actuarial assumptions were as follows:

	2024	2023	2022
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.70%	5.15%	5.45%
Interest crediting rate for cash balance plan	4.30%	4.20%	4.00%
Rate of compensation increase
CECONY	3.80%	3.80%	3.80%
O&R	3.20%	3.20%	3.20%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.15%	5.45%	3.00%
Interest crediting rate for cash balance plan	4.20%	4.00%	3.50%
Expected return on plan assets	6.75%	6.75%	7.00%
Rate of compensation increase
CECONY	3.80%	3.80%	3.80%
O&R	3.20%	3.20%	3.20%

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
Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	Con Edison	CECONY
2025	$840	$781
2026	808	749
2027	820	764
2028	824	766
2029	836	778
2030-2034	$4,227	$3,952
Expected Contributions
Based on estimates as of December 31, 2024, the Companies expect to make contributions to the pension plans during 2025 of $3 million (none of which is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost, if any, of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans.

138	CON EDISON ANNUAL REPORT 2024

Plan Assets
The asset allocations for the pension plan at the end of 2024, 2023 and 2022, and the target allocation for 2025 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2025	2024	2023	2022
Equity Securities	26% - 30%	27%	26%	33%
Debt Securities	42% - 60%	51%	50%	50%
Real Estate and Other Alternatives	14% - 30%	22%	24%	17%
Total		100%	100%	100%
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
The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2025 reflects the results of such a study conducted in 2022.
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
The Utilities each participate in the Con Edison Retirement Plan, the assets of which are held in the pension trust. In accordance with the Utilities' current rate plans, pension plan costs and liabilities are allocated to each of the Utilities based on plan participant-level data, while pension plan assets are allocated based on historical and current amounts of contributions, if any, disbursements, and investment returns. Pension plan assets for Con Edison are shown below. Of the amounts disclosed below for Con Edison, 95% are attributable to CECONY.

CON EDISON ANNUAL REPORT 2024	139

Assets measured at fair value on a recurring basis are summarized below as defined by the accounting rules for fair value measurements (see Note R).
The fair values of the pension plan assets at December 31, 2024 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$2,752	$—	$2,752
International Equity (b)	1,508	—	1,508
U.S. Government Issued Debt (c)	—	619	619
Corporate Bonds Debt (d)	—	5,429	5,429
Structured Assets Debt (e)	—	159	159
Other Fixed Income Debt (f)	—	783	783
Commingled Trust Fund (g)	—	478	478
Cash and Cash Equivalents (h)	51	292	343
Futures (i)	(4)	—	(4)
Total investments within the fair value hierarchy	$4,307	$7,760	$12,067
Investments measured at NAV per share (o)
Private Equity (j)			975
Real Estate (k)			1,609
Hedge Funds (l)			788
Total investments valued using NAV per share			$3,372
Funds for retiree health benefits (m)	(50)	(90)	(140)
Funds for retiree health benefits measured at NAV per share (m)(o)			(39)
Total funds for retiree health benefits			$(179)
Investments (excluding funds for retiree health benefits)	$4,257	$7,670	$15,260
Pending activities (n)			18
Total fair value of plan net assets			$15,278
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
(g)Commingled Trust Fund is comprised of an actively managed commingled trust fund benchmarked to the Bloomberg Aggregate Bond Index.
(h)Cash and Cash Equivalents are comprised of short term investments, money markets, foreign currency and cash collateral.
(i)Futures are comprised of exchange-traded financial contracts encompassing U.S. Equity, International Equity and U.S. Government indices.
(j)Private Equity is comprised of global private market investments. Private equity's investment objective is to generate returns on capital from a diversified portfolio of primary fund investments, secondaries and co-investments. The plan's unfunded commitments to private equity were approximately $180 million at December 31, 2024. However, the managers also expect to make significant cash flow distributions in 2025 and 2026. While the investments in this asset class cannot be redeemed, the plan would be able to receive distributions from selling its limited partnership interests in the secondary market, which would be expected to take three to six months.
(k)Real Estate investments are open-end real estate funds that invest in a portfolio of real properties that are broadly diversified by geography and property type. The real estate asset class is expected to produce returns from income and capital appreciation. Real estate also provides a hedge against inflation. The funds allow for quarterly redemptions, however the amount and timing of distributions are subject to market conditions and are currently uncertain.
(l)Hedge Funds are structured as a custom fund of one and can invest in external hedge fund managers that pursue a wide array of strategies including event driven, fundamental long/short, relative value, directional trading, and direct sourcing. These investments seek to generate positive absolute returns with lower volatility than other investments. The various hedge fund managers can invest in all financial instruments. Substantially all of the investment could be liquidated within 18 months.
(m)The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note F.
(n)Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received and reflects adjustments for available estimates at year end.

140	CON EDISON ANNUAL REPORT 2024

(o)In accordance with ASU 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The fair values of the pension plan assets at December 31, 2023 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$2,474	$1	$2,475
International Equity (b)	1,584	—	1,584
U.S. Government Issued Debt (c)	—	615	615
Corporate Bonds Debt (d)	—	5,526	5,526
Structured Assets Debt (e)	—	132	132
Other Fixed Income Debt (f)	—	735	735
Commingled Trust Fund (g)	—	475	475
Cash and Cash Equivalents (h)	36	302	338
Futures (i)	19	—	19
Total investments within the fair value hierarchy	$4,113	$7,786	$11,899
Investments measured at NAV per share (o)
Private Equity (j)			1,031
Real Estate (k)			1,876
Hedge Funds (l)			723
Total investments valued using NAV per share			$3,630
Funds for retiree health benefits (m)	(52)	(96)	(148)
Funds for retiree health benefits measured at NAV per share (m)(o)			(45)
Total funds for retiree health benefits			$(193)
Investments (excluding funds for retiree health benefits)	$4,061	$7,690	$15,336
Pending activities (n)			$68
Total fair value of plan net assets			$15,404
(a) - (o) Reference is made to footnotes (a) through (n) in the above table of pension plan assets at December 31, 2024 by asset category.
The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
Con Edison	$57	$57	$57
CECONY	52	51	48

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

CON EDISON ANNUAL REPORT 2024	141

Total Periodic Benefit Cost
The components of the Companies’ total periodic postretirement benefit costs/(credit) for 2024, 2023 and 2022 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2024	2023	2022	2024	2023	2022
Service cost	$13	$14	$18	$10	$12	$15
Interest cost on accumulated other postretirement benefit obligation	47	57	35	40	49	30
Expected return on plan assets	(68)	(70)	(72)	(55)	(56)	(58)
Recognition of net actuarial loss/(gain)	(20)	(16)	(14)	(13)	(8)	(9)
Recognition of prior service credit	(1)	(2)	(1)	—	—	—
TOTAL PERIODIC POSTRETIREMENT BENEFIT COST/(CREDIT)	$(29)	$(17)	$(34)	$(18)	$(3)	$(22)
Cost capitalized	(6)	(6)	(8)	(5)	(5)	(7)
Reconciliation to rate level	16	4	29	13	(2)	24
Total credit recognized	$(19)	$(19)	$(13)	$(10)	$(10)	$(5)

For information about the presentation of the components of net periodic benefit cost and disclosure requirements, see Note E.
Funded Status
The funded status of the programs at December 31, 2024, 2023 and 2022 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2024	2023	2022	2024	2023	2022
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$963	$1,058	$1,398	$825	$921	$1,189
Service cost	13	14	18	10	12	15
Interest cost on accumulated postretirement benefit obligation	47	57	35	40	49	30
Net actuarial gain	(57)	(93)	(311)	(38)	(94)	(239)
Benefits paid and administrative expenses, net of subsidies	(120)	(128)	(130)	(112)	(118)	(121)
Participant contributions	52	55	48	50	55	47
BENEFIT OBLIGATION AT END OF YEAR	$898	$963	$1,058	$775	$825	$921
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$929	$860	$1,150	$750	$708	$955
Actual return on plan assets	56	116	(225)	44	84	(187)
Employer contributions	13	22	13	10	17	10
Employer group waiver plan subsidies	66	56	55	60	52	50
Participant contributions	52	55	48	50	55	47
Benefits paid	(182)	(180)	(181)	(170)	(166)	(167)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$934	$929	$860	$744	$750	$708
FUNDED STATUS	$36	$(34)	$(198)	$(31)	$(75)	$(213)
Unrecognized net loss/(gain)	($119)	$(90)	$37	($57)	$(41)	$78
Unrecognized prior service costs	(9)	(10)	(12)	—	—	—
The decrease in the other postretirement benefits funded status liability at December 31, 2024 for Con Edison and CECONY of $70 million and $44 million, respectively, compared with December 31, 2023, was primarily due to decreased net actuarial gains in 2024. The decrease in the other postretirement benefits funded status liability at December 31, 2023 for Con Edison and CECONY of $164 million and $138 million, respectively, compared with December 31, 2022, was primarily due to updated per capita costs based on plan experience and higher asset returns in 2023. For 2024, included within the funded status are noncurrent assets of $271 million and $180 million for Con Edison and CECONY, respectively. For 2023, included within the funded status are noncurrent assets of

142	CON EDISON ANNUAL REPORT 2024

$224 million and $154 million for Con Edison and CECONY, respectively. For 2022, included within the funded status are noncurrent assets of $72 million and $27 million for Con Edison and CECONY, respectively.
For Con Edison, the decrease in funded status liability at December 31, 2024 corresponds with a net decrease to regulatory assets and increase to regulatory liabilities of $26 million for unrecognized net gains and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $1 million (net of taxes) for the unrecognized net gains and an immaterial change to OCI for the unrecognized prior service costs associated with Con Edison Transmission and RECO.
For CECONY, the decrease in funded status liability at December 31, 2024 corresponds with a net decrease to regulatory assets and increase to regulatory liabilities of $16 million for unrecognized net gains and the unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations, a credit to OCI of $1 million (net of taxes) for the unrecognized net gains and an immaterial change to OCI for the unrecognized prior service costs associated with eligible employees of Con Edison Transmission who previously worked for CECONY.
Assumptions
The actuarial assumptions were as follows:

	2024	2023	2022
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	5.55%	5.05%	5.35%
O&R	5.65%	5.15%	5.45%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate
CECONY	5.05%	5.35%	2.75%
O&R	5.15%	5.45%	3.00%
Expected Return on Plan Assets	6.45%	6.80%	6.80%
Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies and the assumed discount rate.
The health care cost trend rates for covered medical and prescription medication expenses used to determine the accumulated other postretirement benefit obligations (APBO) at December 31, 2024 were assumed to increase each year, with the initial rate gradually decreasing to the ultimate rate as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65 Medical	7.00%	4.50%	2038
Post-65 Medical	4.50%	4.50%	—
Prescription Medications	7.50%	4.50%	2037

Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies and participant contributions:

CON EDISON ANNUAL REPORT 2024	143

144	CON EDISON ANNUAL REPORT 2024

(Millions of Dollars)	Con Edison	CECONY
2025	$67	$59
2026	68	60
2027	70	61
2028	71	62
2029	71	63
2030-2034	$346	$303
Expected Contributions
Based on estimates as of December 31, 2024, Con Edison expects to make a contribution of $6 million (all of which is expected to be made by CECONY) to the other postretirement benefit plans in 2025. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.
Plan Assets
The asset allocations for CECONY’s other postretirement benefit plans at the end of 2024, 2023 and 2022, and the target allocation for 2025 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2025	2024	2023	2022
Equity Securities	35%-55%	41%	44%	49%
Debt Securities	40%-60%	51%	51%	51%
Real Estate and Other Alternatives	—%-9%	8%	5%	—%
Total	100%	100%	100%	100%
Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.
Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.
The fair values of the plans' assets at December 31, 2024 by asset category as defined by the accounting rules for fair value measurements (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$302	$302
Other Fixed Income Debt (b)	—	323	323
Cash and Cash Equivalents (c)	7	27	34
Commingled Trust Fund (d)	—	38	38
Real Estate (e)(f)			$39
Total investments	$7	$690	$736
Funds for retiree health benefits (g)	50	90	140
Investments (including funds for retiree health benefits)	$57	$780	$876
Funds for retiree health benefits measured at net asset value (f)(g)			39
Pending activities (h)			19
Total fair value of plan net assets			$934
(a)Equity is comprised of a passively managed commingled index fund benchmarked to the MSCI All Country World Index.
(b)Other Fixed Income Debt is comprised of a passively managed commingled index fund benchmarked to the Bloomberg Barclays U.S. Long Credit Index and an active separately managed portfolio indexed to the Bloomberg Barclays U.S. Long Credit Index.
(c)Cash and Cash Equivalents is comprised of short-term investments and money markets.
(d)Commingled Trust Fund is comprised of an actively managed commingled trust fund benchmarked to the Bloomberg Aggregate Bond Index.
(e)Real Estate investments are open-end real estate funds that invest in a portfolio of real properties that are broadly diversified by geography and property type. The real estate asset class is expected to produce returns from income and capital appreciation. Real estate also provides a hedge against inflation. The funds allow for quarterly redemptions, however the amount and timing of distributions are subject to market conditions and are currently uncertain.

CON EDISON ANNUAL REPORT 2024	145

(f)In accordance with ASU 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(g)The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note E.
(h)Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received, and reflects adjustments for available estimates at year-end.
The fair values of the plans' assets at December 31, 2023 by asset category (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$331	$331
Other Fixed Income Debt (b)	—	323	323
Cash and Cash Equivalents (c)	7	18	25
Commingled Trust Fund (d)	—	38	38
Total investments	$7	$710	$717
Funds for retiree health benefits (e)	52	96	148
Investments (including funds for retiree health benefits)	$59	$806	$865
Funds for retiree health benefits measured at net asset value (f)(g)			45
Pending activities (h)			19
Total fair value of plan net assets			$929
(a) - (h) Reference is made to footnotes (a) through (h) in the above table of other postretirement benefit plan assets at December 31, 2024 by asset category.

The fair values of CECONY's portion of the plans' assets at December 31, 2024 by asset category as defined by the accounting rules for fair value measurements (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$205	$205
Other Fixed Income Debt (b)	—	233	233
Cash and Cash Equivalents (c)	7	26	33
Commingled Trust Fund (d)	—	38	38
Real Estate (e)(f)			$39
Total investments	$7	$502	$548
Funds for retiree health benefits (g)	50	90	$140
Investments (including funds for retiree health benefits)	$57	$592	$688
Funds for retiree health benefits measured at net asset value (f)(g)			39
Pending activities (h)			17
Total fair value of plan net assets			$744
(a) - (h) Reference is made to footnotes (a) through (h) in the above table of other postretirement benefit plan assets at December 31, 2024 by asset category.

146	CON EDISON ANNUAL REPORT 2024

The fair values of CECONY's portion of the plans' assets at December 31, 2023 by asset category (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$241	$241
Other Fixed Income Debt (b)	—	237	237
Cash and Cash Equivalents (c)	7	17	24
Commingled Trust Fund (d)	—	38	38
Real Estate (e)(f)
Total investments	$7	$533	$540
Funds for retiree health benefits (g)	52	96	$148
Investments (including funds for retiree health benefits)	$59	$629	$688
Funds for retiree health benefits measured at net asset value (e)(g)			45
Pending activities (h)			17
Total fair value of plan net assets			$750
(a) - (h) Reference is made to footnotes (a) through (h) in the above table of other postretirement benefit plan assets at December 31, 2024 by asset category.
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
The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2024 and 2023 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Accrued Liabilities:
Manufactured gas plant sites	$941	$1,016	$846	$924
Other Superfund Sites	96	102	96	102
Total	$1,037	$1,118	$942	$1,026
Regulatory assets	$1,038	$1,105	$952	$1,022

CON EDISON ANNUAL REPORT 2024	147

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
Environmental remediation costs incurred related to Superfund Sites at December 31, 2024 and 2023 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Remediation costs incurred	$44	$13	$44	$12
Insurance and other third party recoveries received by Con Edison or CECONY were immaterial in 2024 and 2023.
Con Edison and CECONY estimate that in 2025 they will incur costs for remediation of approximately $39 million and $38 million, respectively. The Companies are unable to estimate the time period over which the remaining accrued liability will be incurred because, among other things, the required remediation has not been determined for some of the sites.
In 2024, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $3,391 million and $3,237 million, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At December 31, 2024, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought through 2035 as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have applied, and may continue to apply, different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at December 31, 2024 and 2023 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	8	8	7	7
Accrued liability – workers’ compensation	53	56	51	54
Regulatory liabilities – workers’ compensation	20	17	20	17

148	CON EDISON ANNUAL REPORT 2024

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY's costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, and such estimated liability and receivable did not change as of December 31, 2024.

Other Contingencies
For additional contingencies, see “Other Regulatory Matters” in Note B, Note G and "Uncertain Tax Positions" in Note L.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. In addition, Con Edison provided guarantees to third parties on behalf of the Clean Energy Businesses, all of which were transferred to the buyer of the Clean Energy Businesses, RWE. Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $58 million and $175 million at December 31, 2024 and 2023, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these other agreements at December 31, 2024 is as follows:

Guarantee Type	0 – 3 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$49	$—	$49
Broken Bow II (a)	—	9	9
Total	$49	$9	$58
(a) Guarantee amount shown represents a guarantee issued on behalf of Broken Bow II associated with its investment in a wind energy facility. Broken Bow II was held for sale as of December 31, 2024, and was sold and transferred in January 2025. See Note W and Note X.

Con Edison Transmission – Con Edison has guaranteed payment by Con Edison Transmission of the contributions Con Edison Transmission agreed to make to New York Transco LLC (New York Transco). Con Edison Transmission owns a 45.7 percent interest in New York Transco's New York Energy Solution project, the majority of which has been completed. The guarantee amount shown in the table above includes the maximum possible required amount of Con Edison Transmission's contributions for the remainder of this project as calculated based on

CON EDISON ANNUAL REPORT 2024	149

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
The future capacity and other fixed payments under the electricity and gas purchase agreements are estimated to be as follows:

(Millions of Dollars)	2025	2026	2027	2028	2029	All Years Thereafter
Con Edison
Electricity power purchase agreements	$234	$131	$60	$49	$44	$302
Natural gas	383	11	8	—	—	—
Gas transportation and storage	510	497	450	376	212	2,390
CECONY
Electricity power purchase agreements	230	128	59	49	44	302
Natural gas	331	10	7	—	—	—
Gas transportation and storage	445	434	394	329	185	2,083
For energy delivered and gas purchased under most of the electricity and gas purchase agreements, the Utilities are obligated to pay variable prices. The company’s payments under the significant terms of the agreements for capacity, energy, gas transportation and storage, and other fixed payments in 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
Con Edison
Astoria Generating Company (a)	$75	$40	$45
Brooklyn Navy Yard (b)	139	134	165
Gas Transportation and Storage (c)	422	372	386
Total	$636	$546	$596
CECONY
Astoria Generating Company (a)	$75	$40	$45
Brooklyn Navy Yard (b)	139	134	165
Gas Transportation and Storage (c)	372	327	340
Total	$586	$501	$550

(a) Capacity purchase agreements with terms ending in 2024 through 2028.
(b) Contract for plant output, which started in 1996 and ends in 2036.
(c) Contracts for various counterparties and terms extending through 2046.

150	CON EDISON ANNUAL REPORT 2024

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

Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Con Edison (a)			CECONY
(Millions of Dollars)	2024	2023	2022	2024	2023	2022
Operating lease cost	$67	$70	$88	$66	$66	$67
Operating lease cash flows	$67	$68	$83	$66	$65	$64
(a)Amounts for Con Edison include amounts for the Clean Energy Businesses through February 2023. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.

As of December 31, 2024, 2023, and 2022, assets recorded as finance leases for Con Edison were $3 million, $2 million and $2 million, respectively. The accumulated amortization associated with such finance leases were $2 million, $2 million, and $5 million, respectively. As of December 31, 2024, 2023, and 2022, assets recorded as finance leases for CECONY were $3 million, $1 million and $1 million, respectively. Accumulated amortization associated with such finance leases were $2 million for each year.

For the years ended December 31, 2024, 2023, and 2022, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for lease obligations for Con Edison and CECONY were $3 million for the year ended December 31, 2024 and $11 million for the year ended December 31, 2023. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.

Other information related to leases for Con Edison and CECONY at December 31, 2024 and 2023 was as follows:

CON EDISON ANNUAL REPORT 2024	151

	Con Edison		CECONY
	2024	2023	2024	2023
Weighted Average Remaining Lease Term:
Operating leases, (a) (b)	10.8 years	11.4 years	10.6 years	11.4 years
Finance leases	6 years	6.6 years	5 years	2.7 years
Weighted Average Discount Rate:
Operating leases, (a) (b)	3.8%	3.7%	3.8%	3.7%
Finance leases	2.0%	3.0%	1.6%	3.1%
(a)Amounts for Con Edison in 2023 exclude operating leases of the Clean Energy Businesses, inclusive of Broken Bow II, that were classified as held for sale as of December 31, 2023. Including the operating leases of the Clean Energy Businesses would result in a weighted average remaining lease term of 11.6 years and a weighted average discount rate of 3.8 percent as of December 31, 2023. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
(b)Amounts for Con Edison in 2024 exclude the operating lease of Broken Bow II, that was classified as held for sale as of December 31, 2024 and was sold and transferred in January 2025. Including the operating lease of Broken Bow II would result in a weighted average remaining lease term of 10.8 years and a weighted average discount rate of 3.8 percent as of December 31, 2024. See Note W and Note X.
Future minimum lease payments under non-cancellable leases at December 31, 2024 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending December 31, (b)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2025	$68	$1	$67	$1
2026	67	1	67	1
2027	66	1	66	1
2028	61	—	61	—
2029	61	—	61	—
All years thereafter	307	1	307	—
Total future minimum lease payments	$630	$4	$629	$3
Less: imputed interest	(126)	—	(125)	—
Total	$504	$4	$504	$3
Reported as of December 31, 2024
Operating lease liabilities (current) (a)	$118	$—	$118	$—
Operating lease liabilities held for sale (current)	2	—	—	—
Operating lease liabilities (noncurrent) (a)	386	—	386	—
Operating lease liabilities held for sale (noncurrent)	5	—	—	—
Other current liabilities	—	1	—	1
Other noncurrent liabilities	—	3	—	2
Total	$511	$4	$504	$3
(a)Amounts exclude operating lease liabilities of Broken Bow II ($7 million) that are classified as current and noncurrent liabilities held for sale on Con Edison's consolidated balance sheet as of December 31, 2024. See Note X. Broken Bow II was sold and transferred in January 2025.
(b)Amounts exclude operating lease future minimum lease payments of Broken Bow II, of $4 million in total for years ended December 31, 2025 through 2029, and $9 million for all years thereafter, and imputed interest of $6 million. Broken Bow II was sold and transferred in January 2025.
As of December 31, 2024, CECONY has lease agreements for clean energy facilities that have not yet commenced operation. These clean energy facility leases have lease terms of 15 years and are expected to commence operation within two years, for which the total present value is $262 million. There were no material lease terminations for the year ended December 31, 2024.
The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the years ended December 31, 2024 and 2023.

152	CON EDISON ANNUAL REPORT 2024

Note K – Goodwill
The Companies test goodwill for impairment at least annually or whenever there is a triggering event. There is an option to first make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying a quantitative goodwill impairment test. The quantitative goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Substantially all of Con Edison's goodwill relates to the O&R merger.

In 2024 and 2023, Con Edison completed qualitative and quantitative impairment tests, respectively, for its goodwill of $406 million related to the O&R merger and determined that the fair value of the reporting units significantly exceeded their carrying value, and accordingly the goodwill was not impaired. For the impairment test, $245 million and $161 million of goodwill were allocated to CECONY and O&R, respectively. Con Edison used a weighted combination of a discounted cash flow analysis and a market multiples analysis in its quantitative impairment test. No impairments or triggering events were identified for Con Edison's goodwill for the years ending December 31, 2024, 2023 or 2022.

Estimates of future cash flows, projected growth rates, and discount rates inherent in the cash flow estimates for Con Edison subsidiaries other than the Utilities may vary significantly from actual results, which could result in a future impairment of goodwill.

Note L – Income Tax

The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2024	2023	2022	2024	2023	2022
State
Current	$(81)	$179	$5	$(87)	$(102)	$—
Deferred	223	6	324	219	246	110
Federal
Current	(17)	176	58	(63)	(95)	170
Deferred	198	237	117	246	311	(23)
Amortization of investment tax credits	(5)	(111)	(6)	(1)	(2)	(2)
Total income tax expense	$318	$487	$498	$314	$358	$255

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

CON EDISON ANNUAL REPORT 2024	153

	Con Edison			CECONY
(% of Pre-tax income)	2024	2023	2022	2024	2023	2022
STATUTORY TAX RATE
Federal	21%	21%	21%	21%	21%	21%
Changes in computed taxes resulting from:
State income taxes, net of federal income taxes	5	5	6	5	5	5
Cost of removal	1	1	1	1	2	1
Allowance for uncollectible accounts, net of COVID-19 assistance	(1)	—	—	(1)	(1)	—
Amortization of excess deferred federal income taxes	(10)	(6)	(9)	(10)	(8)	(10)
Other	(1)	—	(1)	(1)	(1)	(1)
Impacts from the sale of the Clean Energy Businesses:
Changes in state apportionments, net of federal income taxes	—	(1)	6	—	—	—
Deferred unamortized ITC recognized on sale of subsidiary	—	(4)	—	—	—	—
Effective tax rate	15%	16%	24%	15%	18%	16%

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Deferred tax liabilities:
Property basis differences	$9,222	$8,542	$8,632	$8,001
Regulatory Assets:
Energy efficiency and other clean energy programs	464	351	449	344
Environmental remediation costs	291	310	267	287
Legacy meters	116	4	112	—
Other regulatory assets	571	574	510	525
Pensions and retiree benefits – asset	1,063	918	1,037	894
Operating lease right-of-use asset	143	154	142	153
Total deferred tax liabilities	$11,870	$10,853	$11,149	$10,204
Deferred tax assets:
Regulatory liabilities:
Unrecognized pension and other postretirement costs	296	265	276	244
Future income tax	343	427	312	394
Other regulatory liabilities	909	844	809	744
Tax credits carryforward	346	270	—	—
Superfund and other environmental costs	291	314	265	288
Pensions and retiree benefits – liability	154	167	142	153
Corporate alternative minimum tax credit carryforward	139	—	111	—
Operating lease liabilities	143	154	142	153
Asset retirement obligations	127	146	127	146
Equity investments	80	98	—	—
Loss carryforwards	42	7	16	—
Valuation allowance	(12)	(7)	—	—
Other	160	125	140	109
Total deferred tax assets	$3,018	$2,810	$2,340	$2,231
Net deferred tax liabilities	$8,852	$8,043	$8,809	$7,973
Unamortized investment tax credits	22	26	10	11
Net deferred tax liabilities and unamortized investment tax credits	$8,874	$8,069	$8,819	$7,984

At December 31, 2024, Con Edison has $346 million in general business tax credit carryovers (primarily renewable energy tax credits). If unused, these general business tax credit carryovers will begin to expire in 2038. A deferred

154	CON EDISON ANNUAL REPORT 2024

tax asset for these tax attribute carryforwards was recorded, and no valuation allowance was provided, as it is more likely than not that the deferred tax asset will be realized.

At December 31, 2024, Con Edison has a deferred tax asset on its New York state net operating loss carryforward of $36 million that will begin to expire, if unused, in 2040. No valuation allowance was provided, as it is more likely than not that the deferred tax asset will be realized.

At December 31, 2024, Con Edison has a deferred tax asset on its New York City net operating loss carryforward of $14 million that will begin to expire, if unused, in 2035. Con Edison increased its valuation allowance by $6 million ($5 million, net of federal tax) resulting in a full valuation allowance against this deferred tax asset as it is not more likely than not that the deferred tax assets will be realized.

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
Corporate Alternative Minimum Tax
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law and implemented a new corporate alternative minimum tax (CAMT) that imposes a 15 percent tax on modified GAAP net income. Pursuant to the IRA, corporations are entitled to a tax credit (minimum tax credit) to the extent the CAMT liability exceeds the regular tax liability. This amount can be carried forward indefinitely and used in future years when regular tax liability exceeds the CAMT liability.

Beginning in 2024, based on the existing statute, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. The Companies accrued a CAMT liability of $139 million ($111 million of which is for CECONY) before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward, for the year ended December 31, 2024. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.
Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

CON EDISON ANNUAL REPORT 2024	155

	Con Edison			CECONY
(Millions of Dollars)	2024	2023	2022	2024	2023	2022
Balance at January 1,	$11	$23	$17	$7	$8	$5
Additions based on tax positions related to the current year	4	8	3	4	4	2
Additions based on tax positions of prior years	—	3	6	—	1	1
Reductions for tax positions of prior years	(6)	(11)	(1)	(6)	(6)	—
Settlements	—	(12)	(2)	—	—	—
Balance at December 31,	$9	$11	$23	$5	$7	$8

At December 31, 2024, the estimated uncertain tax positions for Con Edison was $9 million ($5 million for CECONY). For the year ended December 31, 2024, Con Edison recognized $4 million of income tax expense related to current year positions and recognized a tax benefit of $3 million related to positions in prior years, both of which were attributed to CECONY. In the fourth quarter of 2024, Con Edison concluded its federal tax examination for its 2022 tax return with no changes and reversed $3 million in uncertain tax positions related to 2022 that reduced its effective tax rate. Con Edison and CECONY reasonably expects to resolve within the next twelve months approximately $1 million of various federal uncertainties due to the expected completion of ongoing tax examinations, of which the entire amount, if recognized, would reduce the Companies’ effective tax rates. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $9 million ($8 million, net of federal taxes) with $5 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2024, 2023 and 2022, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At December 31, 2024 and December 31, 2023, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

In February 2024, New York State completed its examination of the Companies' New York State income and franchise tax returns for tax years 2015 through 2021 with no changes.

Con Edison’s federal tax return for 2023 remains under examination. State and local tax returns remain open for examination in New York State for tax years 2022 and 2023, in New Jersey for tax years 2020 through 2023 and in New York City for tax years 2021 through 2023.

156	CON EDISON ANNUAL REPORT 2024

Note M – Revenue Recognition
The following table presents, for the years ended December 31, 2024, 2023 and 2022, revenue from contracts with customers as defined in ASC Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	2024			2023			2022
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$10,868	$(151)	$10,717	$9,946	$132	$10,078	$9,917	$(166)	$9,751
Gas	2,890	(56)	2,834	2,867	(38)	2,829	2,875	49	2,924
Steam	592	(14)	578	551	18	569	584	9	593
Total CECONY	$14,350	($221)	$14,129	$13,364	$112	$13,476	$13,376	$(108)	$13,268
O&R
Electric	865	(13)	852	740	19	759	771	2	773
Gas	250	23	273	286	11	297	306	6	312
Total O&R	$1,115	$10	$1,125	$1,026	$30	$1,056	$1,077	$8	$1,085
Clean Energy Businesses (c)
Renewables	—	—	—	68	—	68	637	—	637
Energy services	—	—	—	7	—	7	317	—	317
Develop/Transfer Projects	—	—	—	7	—	7	44	—	44
Other	—	—	—	—	47	47	—	321	321
Total Clean Energy Businesses	$—	$—	$—	$82	$47	$129	$998	$321	$1,319
Con Edison Transmission	4	—	4	4	—	4	4	—	4
Other (b)	—	(2)	(2)	—	(2)	(2)	—	(6)	(6)
Total Con Edison	$15,469	$(213)	$15,256	$14,476	$187	$14,663	$15,455	$215	$15,670
(a) For the Utilities, this includes primarily revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans, and negative revenue adjustments.
(b) Other includes the parent company, Con Edison's tax equity investments, consolidation adjustments and Broken Bow II, the deferred project held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025. See Note X.
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

CON EDISON ANNUAL REPORT 2024	157

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

	2024			2023				2022
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)		Unbilled contract revenue (a)		Unearned revenue (b)		Unbilled contract revenue (a)	Unearned revenue (b)
Beginning balance as of January 1,	$4	$—		$80		$3		$35	$7
Additions (c)	—	—		2		—		324	—
Subtractions (c)	—	—	(d)	78		3	(d)	279	4	(d)
Ending balance as of December 31,	$4	$—		$4	(e)	$—		$80	$3
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
(d)Of the subtractions from unearned revenue, $3 million and $4 million were included in the balances as of January 1, 2023, and 2022, respectively.
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

158	CON EDISON ANNUAL REPORT 2024

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

The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances above existing rate allowances are not reflected in rates during the term of the current rate plans. For the Utilities’ allowance for uncollectible accounts for customer accounts receivable, which includes accrued unbilled revenue, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, bankruptcy rates and current and aged customer accounts receivable balances, including final balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. During 2024, Con Edison's and CECONY's allowances for uncollectible accounts increased to $620 million and $605 million, respectively. Generally, the Utilities write off customer accounts receivable as uncollectible 90 days after the account is disconnected for non-payment, or the account is closed during the collection process.

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

The table below presents a rollforward by major portfolio segment type for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	Con Edison						CECONY
	Accounts receivable - customers			Other receivables			Accounts receivable - customers			Other receivables
(Millions of Dollars)	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Allowance for credit losses
Beginning Balance at January 1,	$360	$322	$317	$13	$10	$22	$353	$314	$304	$9	$7	$19
Recoveries	21	14	17	—	—	—	17	12	16	—	—	—
Write-offs	(250)	(138)	(103)	—	(5)	(6)	(239)	(131)	(94)	—	(3)	(4)
Reserve adjustments	489	162	91	28	8	(6)	474	158	88	29	5	(8)
Ending Balance December 31,	$620	$360	$322	$41	$13	$10	$605	$353	$314	$38	$9	$7

Note O – Stock-Based Compensation
The Companies may compensate employees and directors with, among other things, stock units, restricted stock units, contributions to the stock purchase plan and stock options. Long Term Incentive Plans that were approved by Con Edison’s shareholders in 2003 (2003 LTIP), 2013 (2013 LTIP), and 2023 (2023 LTIP) are collectively referred to herein as the LTIP. The LTIP provides for, among other things, awards to employees of restricted stock units and stock options and, to Con Edison’s non-employee directors, stock units. Existing awards under the 2003 LTIP and

CON EDISON ANNUAL REPORT 2024	159

the 2013 LTIP continue in effect, however no new awards may be issued under either plan. The 2023 LTIP provides for awards for up to ten million shares of common stock.

During the years ended December 31, 2024, 2023, and 2022, equity awards were granted under the 2013 and 2023 LTIP. Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new shares (authorized, but unissued) or treasury shares (existing treasury shares or shares purchased in the open market). The shares used during the year ended December 31, 2024 were new shares. The Companies intend to use new shares to fulfill their stock-based compensation obligations for 2025.
The Companies recognized stock-based compensation expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the years ended December 31, 2024, 2023 and 2022:

	Con Edison			CECONY
(Millions of Dollars)	2024	2023	2022	2024	2023	2022
Performance-based restricted stock	$23	$41	$52	$20	$36	$43
Time-based restricted stock	2	2	2	2	2	2
Non-employee director deferred stock compensation	3	3	3	3	3	3
Stock purchase plan	7	7	7	7	7	6
Total	$35	$53	$64	$32	$48	$54
Income tax benefit	$10	$15	$18	$9	$13	$15
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

	2024	2023	2022
Risk-free interest rate (a)	4.23% - 4.25%	4.06% - 4.64%	4.41% -4.73%
Expected term (b)	3 years	3 years	3 years
Expected share price volatility (c)	16.48% - 17.20%	17.88% - 19.92%	19.65% - 21.77%
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
A summary of changes in the status of the Performance RSUs’ TSR and non-TSR portions during the year ended December 31, 2024 is as follows:

160	CON EDISON ANNUAL REPORT 2024

	Con Edison			CECONY
		Weighted Average Grant Date Fair Value (a)			Weighted Average Grant Date Fair Value (a)
	Units	TSR Portion (b)	Non-TSR Portion (c)	Units	TSR Portion (b)	Non-TSR Portion (c)
Non-vested at December 31, 2023	838,303	$83.70	$80.40	638,473	$83.94	$80.97
Granted	296,250	88.25	88.03	246,221	87.96	88.17
Vested	(365,756)	74.36	71.12	(272,859)	74.10	71.36
Forfeited	(47,996)	88.48	85.20	(38,242)	88.78	85.73
Transferred	—	—	—	(12,186)	$90.81	$86.84
Non-vested at December 31, 2024	720,801	$89.99	$87.93	561,407	$90.01	$88.35
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
(d)Represents allocation to another Con Edison subsidiary of a portion of the Performance RSUs that had been awarded to a CECONY officer who transferred to another subsidiary.
The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding at December 31, 2024 is $15 million, including $14 million for CECONY, and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY. Con Edison and CECONY paid cash of $30 million and $27 million in 2024, $21 million and $19 million in 2023, and $10 million and $9 million in 2022, respectively, to settle vested Performance RSUs.
In accordance with the accounting rules for stock compensation, for time-based awards awarded to employees, the Companies accrue a liability and recognize compensation expense based on the market value of a common share throughout the vesting period. The vesting period for awards is three years and is based on the employee’s continuous service to Con Edison. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. The awards are “liability awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock, the cash value of a share or a combination thereof. As such, prior to vesting, changes in the fair value of the units are reflected in net income.
The time-based awards awarded to officers are “equity awards” because each restricted stock unit represents the right to receive, upon vesting, one share of Con Edison common stock with no cash value options. As such, in accordance with the accounting rules for stock compensation, the value of the awards is measured at the estimated fair value on the date of grant. The cost is recognized as compensation expense over the vesting period. The vesting period for awards is three years and is based on each officer’s continuous service to Con Edison.
A summary of changes in the status of time-based awards during the year ended December 31, 2024 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	345,201	$89.71	289,063	$90.25
Granted	200,550	88.60	173,755	88.72
Vested	(14,915)	74.80	(14,015)	74.80
Forfeited	(22,766)	87.67	(18,938)	87.86
Transferred	—	—	(5,210)	86.84
Non-vested at December 31, 2024	508,070	$89.80	424,655	$90.28
The total expense to be recognized by Con Edison in future periods for unvested time-based awards outstanding at December 31, 2024 is $18 million, including $16 million for CECONY, and is expected to be recognized over a weighted average period of two years. Con Edison and CECONY paid cash of $2 million in 2024 and $2 million in 2023 and 2022, to settle vested time-based awards.

CON EDISON ANNUAL REPORT 2024	161

Under the LTIP, each non-employee director receives stock units, which are deferred until the director’s separation from service or another date specified by the director. Each director may also elect to defer all or a portion of their cash compensation into additional stock units, which are deferred until the director’s termination of service or another date specified by the director. Non-employee directors’ stock units issued under the LTIP are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the year ended December 31, 2024, approximately 33,000 units were issued at a weighted average grant date price of $89.23.
Stock Purchase Plan
The Stock Purchase Plans, which were approved by shareholders in 2014 and 2024 (collectively, the Plan), provide for the Companies to contribute up to $1 for each $9 invested by their directors, officers or employees to purchase Con Edison common stock under the Plan. Eligible participants may invest up to $25,000 during any calendar year (subject to an additional limitation for officers and employees of not more than 20 percent of their pay). Dividends paid on shares held under the Plan are reinvested in additional shares unless otherwise directed by the participant.
Participants in the Plan immediately vest in shares purchased by them under the Plan. During 2024, 2023 and 2022, 774,338, 751,702 and 744,932 shares were purchased under the Plan at a weighted average price of $94.71, $91.80 and $91.59 per share, respectively.

162	CON EDISON ANNUAL REPORT 2024

Note P – Financial Information by Business Segment
In December 2024, the Companies adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Prior periods presented have been updated to conform to the requirements of the ASU.

The business segments of each of the Companies, which are its operating segments, were determined based on management’s reporting and decision-making requirements in accordance with the accounting rules for segment reporting. Con Edison’s chief operating decision maker (CODM) is the Con Edison President and Chief Executive Officer, and CECONY’s CODMs are the CECONY Chief Executive Officer and the CECONY President. Con Edison's CODM is regularly provided with each company’s operating income to assess performance and allocate resources, including drivers of budget variances by regulated utility service for the Utilities, and for the nonregulated entities. CECONY’s CODMs are regularly provided with CECONY’s operating income to assess performance and allocate resources, including drivers of budget variances by CECONY's principal business segments.
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
The financial data for the business segments are as follows:

CON EDISON ANNUAL REPORT 2024	163

As of and for the Year Ended December 31, 2024 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Other operations and maintenance(c)	Depreciation and amortization	Other operating expense (c)	Operating income	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
CECONY
Electric	$10,717	$20	$2,622	$1,471	$4,792	$1,832	$441	$826	($41)	$193	$46,275	$3,088
Gas	2,834	9	528	458	1,100	748	102	287	(16)	132	16,507	1,154
Steam	578	75	203	108	254	13	35	54	(1)	(11)	2,868	132
Consolidation adjustments	—	(104)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$14,129	$—	$3,353	$2,037	$6,146	$2,593	$578	$1,167	($58)	$314	$65,650	$4,374
O&R
Electric	$852	$—	$307	$82	$351	$112	$25	$43	($5)	$24	$2,596	$214
Gas	273	—	80	35	109	49	7	22	—	5	1,464	111
Total O&R	$1,125	$—	$387	$117	$460	$161	$32	$65	($5)	$29	$4,060	$325
Con Edison Transmission	$4	$—	$11	$1	$—	($8)	$61	$—	$—	$8	$470	$29
Other (b)	(2)	—	—	—	74	(76)	(16)	18	—	(33)	382	—
Total Con Edison	$15,256	$—	$3,751	$2,155	$6,680	$2,670	$655	$1,250	($63)	$318	$70,562	$4,728

As of and for the Year Ended December 31, 2023 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Other operations and maintenance (c)	Depreciation and amortization	Other operating expense (c)	Operating income	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
CECONY
Electric	$10,078	$18	$2,417	$1,395	$4,698	$1,568	$564	$708	($34)	$217	$42,226	$2,909
Gas	2,829	8	528	429	1,190	682	122	240	(13)	159	16,343	1,046
Steam	569	74	231	100	311	(73)	46	46	(2)	(18)	3,031	128
Consolidation adjustments	—	(100)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$13,476	$—	$3,176	$1,924	$6,199	$2,177	$732	$994	($49)	$358	$61,600	$4,083
O&R
Electric	$759	$—	$292	$76	$306	$85	$37	$35	($3)	$20	$2,329	$211
Gas	297	—	83	30	143	41	12	19	—	8	1,346	85
Total O&R	$1,056	$—	$375	$106	$449	$126	$49	$54	($3)	$28	$3,675	$296
Clean Energy Businesses (a)	$129	$—	$47	$—	$45	$37	$1	$16	$—	$3	$—	$81
Con Edison Transmission	4	—	11	1	1	(9)	62	2	—	14	414	49
Other (b)	(2)	—	(3)	—	(864)	865	(14)	9	—	84	642	—
Total Con Edison	$14,663	$—	$3,606	$2,031	$5,830	$3,196	$830	$1,075	($52)	$487	$66,331	$4,509

164	CON EDISON ANNUAL REPORT 2024

As of and for the Year Ended December 31, 2022 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Other operations and maintenance (c)	Depreciation and amortization	Other operating expense (c)	Operating income	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
CECONY
Electric	$9,751	$19	$2,373	$1,315	$4,567	$1,496	$259	$609	($27)	$134	$39,153	$2,522
Gas	2,924	8	471	367	1,426	660	52	203	(5)	140	15,361	1,128
Steam	593	76	198	96	320	(21)	21	43	(1)	(19)	2,931	108
Consolidation adjustments	—	(103)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$13,268	$—	$3,042	$1,778	$6,313	$2,135	$332	$855	($33)	$255	$57,445	$3,758
O&R
Electric	$773	$—	$275	$71	$333	$94	$17	$32	($3)	$17	$2,247	$167
Gas	312	—	77	27	166	42	6	17	—	8	1,264	76
Total O&R	$1,085	$—	$352	$98	$499	$136	$23	$49	($3)	$25	$3,511	$243
Clean Energy Businesses (a)	$1,319	$—	$503	$178	$270	$368	$3	$(35)	$—	$84	$7,224	$399
Con Edison Transmission	4	—	12	1	1	(10)	19	5	—	5	314	65
Other (b)	(6)	—	(4)	1	2	(5)	(51)	14	—	129	571	—
Total Con Edison	$15,670	$—	$3,905	$2,056	$7,085	$2,624	$326	$888	($36)	$498	$69,065	$4,465
(a)The Clean Energy Businesses were classified as held for sale as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. As a result of this sale, the Clean Energy Businesses are no longer a principal segment. See Note W and Note X.
(b)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025.
(c)Other operations and maintenance expenses constitute significant segment expenses which are regularly provided to the CODMs. Other operating expense includes other segment items (purchased power, fuel, gas purchased for resale, taxes other than income taxes) and, for 2023, the preliminary gain on the sale of the Clean Energy Businesses. See Note W.

CON EDISON ANNUAL REPORT 2024	165

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
The fair values of the Companies’ derivatives, including the offsetting of assets and liabilities, on the consolidated balance sheet at December 31, 2024 and 2023 were:

(Millions of Dollars)	2024				2023
Balance Sheet Location	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)		Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$56	$(41)	$15	(b)	$83	$(38)	$45	(b)
Noncurrent	39	(12)	27		77	(29)	48
Total fair value of derivative assets	$95	$(53)	$42		$160	$(67)	$93
Fair value of derivative liabilities
Current	$(92)	$44	$(48)	(b)	$(230)	$52	$(178)	(b)
Noncurrent	(108)	12	(96)		(154)	33	(121)
Total fair value of derivative liabilities	$(200)	$56	$(144)		$(384)	$85	$(299)
Net fair value derivative assets/(liabilities)	$(105)	$3	$(102)		$(224)	$18	$(206)
CECONY
Fair value of derivative assets
Current	$51	$(40)	$11	(b)	$78	$(35)	$43	(b)
Noncurrent	36	(11)	25		76	(27)	49
Total fair value of derivative assets	$87	$(51)	$36		$154	$(62)	$92
Fair value of derivative liabilities
Current	$(84)	$42	$(42)	(b)	$(217)	$48	$(169)	(b)
Noncurrent	(95)	11	(84)		(139)	31	(108)
Total fair value of derivative liabilities	$(179)	$53	$(126)		$(356)	$79	$(277)
Net fair value derivative assets/(liabilities)	$(92)	$2	$(90)		$(202)	$17	$(185)

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
(b)At December 31, 2024, no margin deposits for Con Edison and CECONY were classified as derivative assets and $(4) million and $(2) million, respectively were classified as derivative liabilities on the consolidated balance sheet, but not included in the table. At December 31, 2023, margin deposits for Con Edison and CECONY of $7 million and $6 million were classified as derivative assets, and $(15) million and $(10) million, respectively were classified as derivative liabilities on the consolidated balance sheets, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

166	CON EDISON ANNUAL REPORT 2024

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
The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the years ended December 31, 2024 and 2023:

		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location	2024	2023	2024	2023
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$(49)	$(236)	$(49)	$(216)
Noncurrent	Regulatory liabilities	(41)	(96)	(43)	(81)
Total deferred gains (losses)		$(90)	$(332)	$(92)	$(297)
Current	Regulatory assets	$166	$(85)	$161	$(76)
Current	Recoverable energy costs	(318)	(563)	(294)	(533)
Noncurrent	Regulatory assets	57	(132)	54	(122)
Total deferred or recognized gains (losses)		$(95)	$(780)	$(79)	$(731)
Net deferred or recognized gains (losses) (a)		$(185)	$(1,112)	$(171)	$(1,028)
	Financial Statement Location
Pre-tax gains (losses) recognized in income
	Gas purchased for resale (b)	$—	$4	$—	$—
	Non-utility revenue (b)	—	17	—	—
	Other interest expense (b)	—	5	—	—
Total pre-tax gains (losses) recognized in income		$—	$26	$—	$—

(a)    Unrealized net deferred losses on electric and gas derivatives for the Utilities decreased as a result of higher electric and gas commodity prices during the year ended December 31, 2024. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.
(b)    Comprised of realized and unrealized gains and losses on the derivative contracts of the Clean Energy Businesses. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at December 31, 2024:

	Electric Energy (MWh) (a)(b)	Capacity (MW-mos) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	33,303,430	31,500	313,300,000	3,780,000
CECONY	30,466,200	24,000	292,340,000	3,780,000

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

CON EDISON ANNUAL REPORT 2024	167

At December 31, 2024, Con Edison and CECONY had $29 million and $21 million of credit exposure, respectively, in connection with open energy supply net receivables and hedging activities, net of collateral. Con Edison’s net credit exposure consisted of $22 million with investment-grade counterparties and $7 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $15 million with investment-grade counterparties and $6 million with commodity exchange brokers.
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
The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at December 31, 2024:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$129	$112
Collateral posted	122	120
Additional collateral (b) (downgrade one level from current ratings)	17	8
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	136	114

(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $1 million at December 31, 2024. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At December 31, 2024, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $8 million.

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

168	CON EDISON ANNUAL REPORT 2024

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
For information on the measurement of Con Edison's investment in MVP that was measured at fair value on a non-recurring basis, see Note A. Assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023 are summarized below.

	2024					2023
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$9	$81	$1	$(49)	$42	$6	$146	$2	$(54)	$100
Mutual Funds (a)(b)	570	—	—	—	570	505	—	—	—	505
Cash Value of Life Insurance Policies (a)(b)	—	129	—	—	129	—	118	—	—	118
Total assets	$579	$210	$1	$(49)	$741	$511	$264	$2	$(54)	$723
Derivative liabilities:
Commodity (a)(b)(c)	$5	$175	$16	$(48)	$148	$22	$347	$10	$(65)	$314
CECONY
Derivative assets:
Commodity (a)(b)(c)	$9	$74	$1	$(48)	$36	$6	$143	$1	$(52)	$98
Mutual Funds (a)(b)	553	—	—	—	553	488	—	—	—	488
Cash Value of Life Insurance Policies (a)(b)	—	123	—	—	123	—	113	—	—	113
Total assets	$562	$197	$1	$(48)	$712	$494	$256	$1	$(52)	$699
Derivative liabilities:
Commodity (a)(b)(c)	$4	$164	$7	$(47)	$128	$20	$326	$6	$(65)	$287

(a)The Companies’ policy is to review the fair value hierarchy and recognize transfers into and transfers out of the levels at the end of each reporting period. Transfers out of Level 3 represent assets and liabilities that were previously classified as Level 3 for which the inputs became observable for classification in Level 2. The inputs are now observable because of availability of observable market data due to the decrease in the terms of certain contracts from beyond three years to less than three years.
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2024 and 2023, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

CON EDISON ANNUAL REPORT 2024	169

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

	Fair Value of Level 3 at December 31, 2024				Average Market Price
	(Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison — Commodity
Electricity	$(16)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$0.73 - $7.14	$3.69
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$(0.20) - $3.88	$1.85
Total Con Edison - Commodity	$(15)
CECONY — Commodity
Electricity	$(7)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$0.73 - $7.14	$3.75
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$(0.20) - $3.88	$1.85
Total CECONY — Commodity	$(6)

(a)Generally, increases/(decreases) in this input in isolation would result in a higher/(lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower/(higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2024 and 2023 and classified as Level 3 in the fair value hierarchy:

	Con Edison		CECONY
(Millions of Dollars)	2024	2023	2024	2023
Beginning balance as of January 1,	$(8)	$15	$(5)	$(6)
Included in earnings	(9)	(4)	(4)	(2)
Included in regulatory assets and liabilities	(7)	33	—	31
Settlements	10	4	4	2
Decrease due to the sale of the Clean Energy Businesses (a)	—	(29)	—	—
Transfer out of level 3	(1)	(27)	(1)	(30)
Ending balance as of December 31,	$(15)	$(8)	$(6)	$(5)
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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities were reported in non-utility revenues ($17 million loss and $26 million gain) on the consolidated income statement for the years ended December 31, 2023 and 2022, respectively. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses and amounts for 2023 are shown through the date of sale. See Note W and Note X.

170	CON EDISON ANNUAL REPORT 2024

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
CECONY
CECONY has an ongoing long-term electricity purchase agreement with Brooklyn Navy Yard Cogeneration Partners, LP, a potential VIE. In 2024, a request was made of this counterparty for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. See Note I for information on this electricity purchase agreement; the payments for this contract constitute CECONY's maximum exposure to loss with respect to the potential VIE.

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

Retained Projects
Con Edison retained a tax equity interest in two renewable electric projects located in Virginia that is accounted for as an equity method investment and represents the maximum exposure to loss for this investment. See Note A and Note W. The earnings of the projects are determined using the HLBV method of accounting and resulted in losses of $3 million ($2.5 million, after tax) and $14 million ($10 million, after tax) for the years ended December 31, 2024 and 2023, respectively.

Con Edison also retained its equity interest in the Crane solar project that was valued at $0 as of December 31, 2024 and is accounted for as an equity method investment. See Note W. The earnings of the project are determined using the HLBV method of accounting and were not material for the years ended December 31, 2024, 2023, and 2022.

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

CON EDISON ANNUAL REPORT 2024	171

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

On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.

The HLBV method of accounting resulted in income/(loss) for the year ended December 31, 2022 as follows:

(Millions of Dollars)	CED Nevada Virginia	Tax Equity Projects
Tax equity investor	$(49)	$(11)
After tax	(37)	(8)
Con Edison	41	51
After tax	31	38

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

172	CON EDISON ANNUAL REPORT 2024

to removal costs that represent legal asset retirement obligations are applied against the Companies’ regulatory liabilities. Asset retirement costs that are recoverable from customers are recorded as regulatory liabilities to reflect the timing difference between costs recovered through the rate-making process and recognition of costs.
The following table represents the balance of asset retirement obligations as of December 31, 2024 and 2023, and changes to the obligation for the years then ended:

	Con Edison			CECONY
(Millions of Dollars)	2024	(a)	2023	2024	2023
Beginning Balance as of January 1,	$522		$500	$520	$499
Changes in estimated cash flows	(21)		76	(21)	75
Accretion expense	20		17	20	17
Liabilities settled	(68)		(71)	(67)	(71)
Ending Balance as of December 31, (b)	$453		$522	$452	$520
(a)The asset retirement obligations of Broken Bow II in 2023 and 2024 are reflected in current liabilities held for sale on Con Edison's consolidated balance sheets as of December 31, 2023 and 2024, respectively. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. For 2023 and 2024, $3 million of asset retirement obligations related to Broken Bow II are not shown in the table above, as they are already excluded from the beginning balance as of January 1, 2023 and January 1, 2024 for Con Edison. Broken Bow II was sold and transferred in January 2025. See Note A, Note W, and Note X.
(b)At December 31, 2024, Con Edison and CECONY recorded reductions of $85 million and $84 million, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense. At December 31, 2023, Con Edison and CECONY recorded reductions of $77 million to the regulatory liability associated with cost of removal to reflect depreciation and interest expense.
Note U – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. See “Dividends” in Note C. As a result, substantially all of the net assets of CECONY and O&R ($19,971 million and $1,142 million, respectively), at December 31, 2024, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries. See “Rate Plans” in Note B.
The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2024, 2023 and 2022 were as follows:

	CECONY (a)
(Millions of Dollars)	2024	2023	2022
Cost of services provided	$147	$146	$135
Cost of services received	82	82	75
(a) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
In addition, CECONY and O&R have joint gas supply arrangements in connection with which CECONY sold to O&R $77 million, $82 million and $144 million of natural gas for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are net of the effect of related hedging transactions.
At December 31, 2024 and 2023, CECONY's net receivable from Con Edison for income taxes were $344 million and $110 million, respectively.

The Utilities perform work and incur expenses on behalf of New York Transco, a company in which Con Edison Transmission owns an interest. The Utilities bill New York Transco for such work and expenses in accordance with

CON EDISON ANNUAL REPORT 2024	173

established policies. For the years ended December 31, 2024 and 2023, the amounts billed by the Utilities to New York Transco were immaterial and $7.3 million, respectively.

CECONY has a 20-year transportation contract with MVP, a company in which Con Edison Transmission owns an interest, for 200,000 Dts per day of capacity. See "Investment in Mountain Valley Pipeline, LLC (MVP) " in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its contract with MVP unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC were to open a proceeding to consider this request. For the year ended December 31, 2024, the amounts billed by MVP to CECONY were $28 million.
FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At December 31, 2024 and 2023 there were no outstanding loans to O&R.
The Clean Energy Businesses had financial electric capacity contracts with CECONY and O&R. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. As a result of the sale, the Clean Energy Businesses are no longer recognized as a related party. See Note W and Note X.

The Consolidated Edison Foundation, Inc. (the Foundation), established in December 2023, is a non-consolidated not-for-profit corporation funded by Con Edison that makes contributions to selected charitable organizations. In December 2024, Con Edison made an unconditional promise to give $12 million to the Foundation and accrued such amount as an expense in “Other Income and Deductions” within its consolidated income statement for the year ended December 31, 2024. In April 2024, Con Edison made a contribution of $12 million, that Con Edison accrued as an expense in “Other Income and Deductions” within its consolidated income statement for the year ended December 31, 2023.
Note V – New Financial Accounting Standards
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

Note W – Dispositions
Clean Energy Businesses
During the first nine months of 2022, Con Edison considered strategic alternatives with respect to the Clean Energy Businesses. On October 1, 2022, following the conclusion of such review and to allow for continued focus on the Utilities and their clean energy transition, Con Edison entered into a purchase and sale agreement pursuant to which Con Edison agreed to sell all of the stock of the Clean Energy Businesses to RWE Renewables Americas, LLC, a subsidiary of RWE for a total of $6,800 million, subject to closing adjustments. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses to RWE for $3,993 million. The preliminary purchase price at the March 1, 2023 closing was adjusted (i) upward for certain cash and cash equivalents, (ii) downward for certain indebtedness and debt-like items, (iii) downward for certain transaction expenses, (iv) downward to the extent that the net working capital varied from a set target, (v) upward to the extent that capital expenditures incurred prior to the closing of the transaction varied from a set budget, and (vi) downward by the value allocated to Broken Bow II, a project that was not able to be conveyed to RWE upon closing of the

174	CON EDISON ANNUAL REPORT 2024

transaction. The process to finalize the purchase price was completed during the second quarter of 2024. The final purchase price was subject to customary adjustments for timing differences and a final valuation report, among other factors. The transaction was completed at arm’s length and RWE was not, and will not be, considered a related party to Con Edison.

The sale on March 1, 2023 included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects, described below, that Con Edison continues to retain, and one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. See Note X. In January 2025, Con Edison completed the sale and transfer of Broken Bow II to RWE and the corresponding value of $54 million (net of assumed debt and other final adjustments) was paid to Con Edison. RWE Renewables Americas, LLC operated the facility on behalf of Con Edison until the transfer to RWE pursuant to certain service agreements, for which the fees were not material.

For the year ended December 31, 2023, Con Edison's preliminary gain on the sale of all of the stock of the Clean Energy Businesses was $865 million ($767 million, after tax). The portion of the gain attributable to the non-controlling interest retained in certain tax-equity projects was not material. For the year ended December 31, 2024, the gain on the sale of all of the stock of the Clean Energy Businesses was adjusted downward by $62 million ($46 million after-tax) in aggregate due to certain customary closing adjustments, including $33 million ($25 million after-tax) to align with the consideration received upon the sale and transfer of Broken Bow II in January 2025. See Note X.

Con Edison retained the Clean Energy Businesses' tax equity investment interest in the Crane solar project and another tax equity investment interest in two solar projects located in Virginia. These tax equity partnerships produced renewable energy tax credits that can be used to reduce Con Edison’s federal income tax. These tax credits are subject to recapture, in whole or in part, if the assets are sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for its interests in these tax equity partnerships. The combined carrying value of the retained tax equity interests was $4 million and $13 million at December 31, 2024 and 2023, respectively.

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

Concurrent with entering into the purchase and sale agreement, Con Edison incurred costs in the normal course of the sale process. Transaction costs of $48 million ($35 million after-tax), $12 million ($9 million after-tax) and an immaterial amount were recorded during 2022, 2023, and 2024, respectively. Also, depreciation and amortization expense of approximately $41 million ($28 million after-tax) were not recorded on the assets of the Clean Energy Businesses in 2023 prior to the closing of the transaction.

Following the sale of all of the stock of the Clean Energy Businesses and pursuant to a reimbursement and indemnity agreement with RWE, Con Edison remains responsible for certain potential costs related to a battery storage project located in Imperial County, California. Con Edison's exposure under the agreement could range up to approximately $172 million. As of December 31, 2024, no material amounts were recorded as liabilities on Con Edison's consolidated balance sheet related to this agreement. During 2023, Con Edison received $24 million of net proceeds from this battery storage project. Con Edison had $4 million of unbilled contract revenue recorded as of December 31, 2023 and 2024. See Note M.

The following table shows the pre-tax operating income for the Clean Energy Businesses. The 2023 period shown is through the date of the sale of the Clean Energy Businesses; there is no applicable data for the year ended December 31, 2024.

	For the Year Ended December 31,
(Millions of Dollars)	2023	2022
Pre-tax operating income	$25	$466
Pre-tax operating income, excluding non-controlling interest	21	406

CON EDISON ANNUAL REPORT 2024	175

Note X - Held-for-Sale Treatment of the Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects and one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. In January 2025, Con Edison completed the sale and transfer of Broken Bow II to RWE and the corresponding value of $54 million (net of assumed debt and other final adjustments) was paid to Con Edison. RWE Renewables Americas, LLC operated the facility on behalf of Con Edison until the transfer to RWE pursuant to certain service agreements, for which the fees were not material. Following the sale and transfer of Broken Bow II in January 2025, Con Edison did not have any assets or liabilities recorded on a held-for-sale basis.

For the year ended December 31, 2024, the book value of the assets of Broken Bow II were reduced to align with the consideration received upon the transfer of the project in January 2025, resulting in a downward adjustment to the cumulative gain on the sale of all of the stock of the Clean Energy Businesses of $33 million ($25 million after-tax). See Note W.

The carrying amounts of the major classes of assets and liabilities of Broken Bow II, that were transferred from Con Edison to RWE in January 2025, were presented on a held-for-sale basis as of December 31, 2023 and 2024, and accordingly, excluded net deferred tax liability balances, as follows:

(Millions of Dollars)	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1	$—
Accounts receivable and other receivables - net allowance for uncollectible accounts	2	1
Accrued unbilled revenue	—	1
Restricted cash	8	5
Other current assets	—	1
TOTAL CURRENT ASSETS	11	8
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation	59	76
NET PLANT	59	76
OTHER NONCURRENT ASSETS
Intangible assets, less accumulated amortization	56	72
Operating lease right-of-use asset	7	7
TOTAL OTHER NONCURRENT ASSETS	63	79
TOTAL ASSETS	$133	$163

(Millions of Dollars)	December 31, 2024	December 31, 2023
LIABILITIES
CURRENT LIABILITIES
Long-term debt due within one year	$2	$2
Operating lease liabilities	2	2
Other current liabilities	10	4
TOTAL CURRENT LIABILITIES	14	8
NONCURRENT LIABILITIES
Asset retirement obligations	3	3
Operating lease liabilities	5	5
TOTAL NONCURRENT LIABILITIES	8	8
LONG-TERM DEBT	57	60
TOTAL LIABILITIES	$79	$76

176	CON EDISON ANNUAL REPORT 2024

Schedule I
Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Income and Comprehensive Income
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts)	2024	2023	2022
Equity in earnings of subsidiaries	$1,904	$1,759	$1,860
Other operating and maintenance expenses	(1)	—	(1)
Taxes other than income taxes	(12)	(2)	(7)
Other income (deductions)	(14)	7	(31)
Interest expense	(18)	(14)	(32)
Income tax benefit (expense)	23	(96)	(129)
Gain (Loss) on the sale of the Clean Energy Businesses	(62)	865	—
Net Income	$1,820	$2,519	$1,660
Comprehensive Income	$1,827	$2,520	$1,677
Net Income Per Share – Basic	$5.26	$7.25	$4.68
Net Income Per Share – Diluted	$5.24	$7.21	$4.66
Dividends Declared Per Share	$3.32	$3.24	$3.16
Average Number Of Shares Outstanding—Basic (In Millions)	346.0	347.7	354.5
Average Number Of Shares Outstanding—Diluted (In Millions)	347.3	349.3	355.8
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT 2024	177

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Cash Flows
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars)	2024	2023	2022
Net Cash Flows From Operating Activities	$1,204	$772	$1,015
Investing Activities
Contributions to subsidiaries	(175)	(1,854)	(150)
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	—	3,927	—
Net Cash Flows From (Used in) Investing Activities	(175)	2,073	(150)
Financing Activities
Net issuance (payment) of short-term debt	9	57	232
Issuance of term loan	—	200	400
Retirement of term loan	—	(600)	—
Retirement of long-term debt	—	(650)	(293)
Repurchase of common shares	—	(1,000)	—
Issuance of common shares for stock plans	60	56	57
Common stock dividends	(1,100)	(1,096)	(1,089)
Net Cash Flows Used in Financing Activities	(1,031)	(3,033)	(693)
Net Change for the Period	(2)	(188)	172
Balance at Beginning of Period	3	191	19
Balance at End of Period	$1	$3	$191
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

178	CON EDISON ANNUAL REPORT 2024

Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Balance Sheet
(Parent Company Only)

	December 31,
(Millions of Dollars)	2024	2023
Assets
Current Assets
Cash and temporary cash investments	$1	$3
Other receivables, net allowance for uncollectible accounts	64	103
Tax receivable	145	1
Accounts receivable from affiliated companies	300	343
Accrued unbilled revenue	3	4
Prepayments	13	109
Other current assets	1	3
Total Current Assets	527	566
Investments in subsidiaries and others	21,706	20,778
Goodwill	406	406
Pension and retiree benefits - asset	6	5
Other deferred charges and noncurrent assets	356	249
Total Assets	$23,001	$22,004
Liabilities and Shareholders’ Equity
Current Liabilities
Notes payable	$348	$339
Accounts payable	17	30
Accounts payable to affiliated companies	14	12
Accrued taxes	2	15
Accrued taxes to affiliated companies	646	437
Other current liabilities	9	8
Total Current Liabilities	1,036	841
Other noncurrent liabilities	4	5
Total Liabilities	1,040	846
Shareholders’ Equity
Common stock, including additional paid-in capital	10,024	9,898
Retained earnings	11,937	11,260
Total Shareholders’ Equity	21,961	21,158
Total Liabilities and Shareholders’ Equity	$23,001	$22,004
(a)These financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT 2024	179

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

Item 9B: Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Con Edison is disclosing the information below in this Item 9B in lieu of filing a Current Report on Form 8-K.

Amendments to Con Edison’s By-laws
On February 20, 2025, the Board of Directors (the Board) of Con Edison approved and adopted amendments to Con Edison’s By-laws (as so amended, the By-laws), effective as of February 20, 2025. The amendments set forth in the By-laws include, among other things, the following:

•allowing the Board to appoint one or more inspectors of election of shareholders’ vote, instead of the prior requirement of at least two but no more than five inspectors, and providing that if the appointed inspector(s) fail to appear or act, the Board may fill the vacancy in advance of the meeting or at the meeting by the Chairman of the meeting (Section 6);
•requiring shareholders to provide reasonable evidence of compliance with Rule 14a-19 under the Exchange Act no later than five business days prior to the applicable meeting of shareholders (Section 7);
•reducing the required minimum number of directors on a Board committee from three members to two members (Section 10);
•providing for the Board’s delegation to the Chief Executive Officer of Con Edison to appoint and remove officer positions between annual appointments (excluding Executive Officers and the Controller, Treasurer, Secretary and General Auditor) (Section 12); and
•incorporating other technical, ministerial, clarifying and conforming changes.

The foregoing description of the amendments to the By-laws is qualified in its entirety by reference to the full text of the By-laws, a copy of which is included as Exhibit 3.1.2 to this report and is incorporated herein by reference.

180	CON EDISON ANNUAL REPORT 2024

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

CON EDISON ANNUAL REPORT 2024	181

Part III
Item 10: Directors, Executive Officers and Corporate Governance

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationships and Related Transactions, and Director Independence

Item 14: Principal Accounting Fees and Services

Con Edison
Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201(d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 19, 2025. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2024, the close of the fiscal year covered by this report.

The information required pursuant to Item 201(d) of Regulation S-K as at December 31, 2024 is as follows:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)	(2)	(3)
Equity compensation plans approved by security holders
2003 LTIP (a)	36,028	—	—
2013 LTIP (b)	1,153,273	—	3,130,868
2023 LTIP (b)	693,077	—	9,306,923
Stock Purchase Plan (c)	—	—	9,570,823
Total equity compensation plans approved by security holders	1,882,378	—	22,008,614
Total equity compensation plans not approved by security holders	—	—	—
Total	1,882,378	—	22,008,614
(a)The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2003 (the “2003 LTIP”) include 36,028 shares for stock unit awards made prior to 2013 that have vested and for which the receipt of shares was deferred. Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. Outstanding awards had no exercise price. No new awards may be made under the 2003 LTIP.
(b)The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2013 (the “2013 LTIP”) include: (A) outstanding awards made in 2014 and subsequent years (515,243 shares for performance restricted stock units and 317,576 shares for time-based restricted stock units); (B) 320,455 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant)), and under the Long Term Incentive Plan approved by the company's shareholders in 2023 (the "2023 LTIP") include: (A) outstanding awards made in 2024 (392,417 shares for performance restricted stock units and 241,997 shares for time-based restricted stock units); (B) 58,663 shares covered by outstanding directors’ deferred stock unit awards (which vest upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price.
(c)Shares of Con Edison common stock may be issued under the Stock Purchase Plan until May 20, 2034 (which is 10 years after the date of the annual meeting at which Con Edison’s shareholders approved the plan).

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

182	CON EDISON ANNUAL REPORT 2024

CECONY
Information required by Items 10, 11, 12 and 13 of Part III as to CECONY is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2024 and 2023 are as follows:

	2024	2023
Audit fees	$5,593,417	$5,009,627
Audit-related fees (a)	292,680	909,768
Total fees	$5,886,097	$5,919,395
(a)Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of the company's financial statements that are not specifically deemed “Audit Services.” The major items included in audit-related fees in 2023 and 2024 are fees related to reviews of system implementations and associated internal controls.

Con Edison’s Audit Committee or, as delegated by the Audit Committee, the Chair of the Committee, approves in advance each auditing service and non-audit service permitted by applicable laws and regulations, including tax services, to be provided to CECONY by its independent accountants.

CON EDISON ANNUAL REPORT 2024	183

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

184	CON EDISON ANNUAL REPORT 2024

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 3.1.1)

3.1.2	By-laws of Con Edison, effective as of February 20, 2025.

4.1.1	Description of Con Edison's Common Shares ($.10 par value). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 4.1.1)

4.1.2.1
Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in Con Edison's Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1)

4.1.2.2
First Supplemental Indenture, dated as of August 1, 2009, between Con Edison and The Bank of New York Mellon (formerly known as The Bank of New York (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank))), as Trustee. (Designated in Con Edison’s Registration Statement (No. 333-161018) as Exhibit 4.2)

4.1.2.3
Second Supplemental Indenture, dated as of February 19, 2025, between Con Edison and The Bank of New York Mellon (formerly known as The Bank of New York (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank))), as Trustee.

10.1.1.1
Credit Agreement, dated as of March 27, 2023, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated March 27, 2023 (File No. 1-14514) as Exhibit 10.1)

10.1.1.2
Extension Agreement to Credit Agreement, dated as of March 27, 2024, among Con Edison, CECONY, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated March 25, 2024 (File No. 1-14514) as Exhibit 10.2)

10.1.1.3
First Amendment to Credit Agreement, dated as of March 27, 2024, among Con Edison, CECONY, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated March 25, 2024 (File No. 1-14514) as Exhibit 10.3)

10.1.2.1
Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended and restated effective as of December 1, 2021. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.2)

10.1.2.2
Amendment to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-14514) as Exhibit 10.1.5)

10.1.3.1
The Consolidated Edison, Inc. Stock Purchase Plan (As Amended and Restated Effective May 20, 2024). (Designated in Con Edison's Current Report on Form 8-K, dated May 20, 2024 (File No. 1-14514) as Exhibit 10)

10.1.4.1	The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-14514) as Exhibit 10.1.1)

10.1.4.2
Amendment to the Consolidated Edison Retirement Plan, effective September 13, 2017. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-14514) as Exhibit 10.1.1)

10.1.4.3
Amendment to the Consolidated Edison Retirement Plan, effective September 13, 2017. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-14514) as Exhibit 10.1.2)

10.1.4.4
Amendment to the Consolidated Edison Retirement Plan, dated December 18, 2017. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.4.2)

10.1.4.5
Amendment to the Consolidated Edison Retirement Plan, effective January 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.5)

10.1.4.6
Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.6)

10.1.4.7
Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.7)

10.1.4.8
Amendment to the Consolidated Edison Retirement Plan, effective March 27, 2020. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 1-14514) as Exhibit 10.2)

10.1.4.9
Amendment to the Consolidated Edison Retirement Plan, effective January 31, 2020. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-14514) as Exhibit 10.1.4.9)

10.1.4.10
Amendment to the Consolidated Edison Retirement Plan, effective January 1, 2022. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.4.10)

10.1.4.11
Amendment to the Consolidated Edison Retirement Plan, effective October 1, 2022 (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-14514) as Exhibit 10.1.5.11)

10.1.4.12
Amendment to the Consolidated Edison Retirement Plan, effective March 1, 2023 (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-14514) as Exhibit 10.1.8)

10.1.5.1	The Consolidated Edison Thrift Savings Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-14514) as Exhibit 10.1.2)

10.1.5.2
Amendment to the Consolidated Edison Thrift Savings Plan, dated December 18, 2017. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.5.3)

10.1.5.3
Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.3)

10.1.5.4
Amendment to the Consolidated Edison Thrift Savings Plan, effective August 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.4)

CON EDISON ANNUAL REPORT 2024	185

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

10.1.5.8
Amendment to the Consolidated Edison Thrift Savings Plan, effective March 1, 2023. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-14514) as Exhibit 10.1.4)

10.1.6.1
Consolidated Edison, Inc. Supplemental Defined Contribution Pension Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (File No. 1-14514) as Exhibit 10.1)

10.1.6.2
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

10.1.8.1	Consolidated Edison, Inc. Long Term Incentive Plan (2013). (Designated in Con Edison’s Current Report on Form 8-K, dated May 20, 2013 (File No. 1-14514) as Exhibit 10)

10.1.8.2
Amendment No. 1 to the Consolidated Edison, Inc. Long Term Incentive Plan (2013). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.7.4)

10.1.8.3
Amendment No. 2 to the Consolidated Edison, Inc. Long Term Incentive Plan (2013). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.7.5)

10.1.8.4
Form of Performance Unit Award for Officers under the Consolidated Edison, Inc. Long Term Incentive Plan (2013). (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.8.4)

10.1.8.5
Form of Time-Based Unit Award under the Consolidated Edison, Inc. Long Term Incentive Plan (2013). (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.8.5)

10.1.9.1	The Consolidated Edison, Inc. 2023 Long Term Incentive Plan. (Designated in Con Edison's Registration Statement on Form S-8 (No. 333-271934) as Exhibit 10)

10.1.9.2
Form of Performance Unit Award for Officers under the Consolidated Edison, Inc. 2023 Long Term Incentive Plan. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-14514) as Exhibit 10.1.10.2)

10.1.9.3
Form of Time-Based Unit Award for Officers under the Consolidated Edison, Inc. 2023 Long Term Incentive Plan. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-14514) as Exhibit 10.1.10.3)

10.1.10
The Consolidated Edison, Inc. Executive Incentive Plan (Amended & Restated effective January 1, 2024). (Designated in Con Edison's Current Report on Form 8-K, dated November 16, 2023 (File No. 1-14514) as Exhibit 10)

10.1.11
Description of Directors’ Compensation, effective as of April 1, 2024. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (File No. 1-14514) as Exhibit 10.1.7)

10.1.12	Letter, dated February 23, 2004, to Robert Hoglund. (Designated in Con Edison’s Current Report on Form 8-K, dated July 21, 2005, (File No. 1-14514) as Exhibit 10.5)

10.1.13
Employment offer letter between Con Edison and Timothy P. Cawley, dated November 19, 2020. (Designated in Con Edison’s Current Report on Form 8-K, dated November 19, 2020 (File No. 1-14514) as Exhibit 10)

10.1.14	Employment Offer Letter between Con Edison and Kirkland B. Andrews, dated June 4, 2024. (Designated in Con Edison’s Current Report on Form 8-K, dated June 4, 2024 (File No. 1-14514) as Exhibit 10)

10.1.15
Purchase and Sale Agreement, dated as of October 1, 2022, between Con Edison, as Seller, and RWE Renewables Americas, LLC, as Buyer. (Designated in Con Edison’s Current Report on Form 8-K, dated October 1, 2022 (File No. 1-14514) as Exhibit 10)

10.1.16	Forward Sale Agreement relating to the Common Shares. (Designated in Con Edison’s Current Report on Form 8-K, dated December 3, 2024 (File No. 1-14514) as Exhibit 10)

19.1	The Consolidated Edison, Inc. Insider Trading Policy, effective January 22, 2024.

21.1	Subsidiaries of Con Edison

23.1	Consent of PricewaterhouseCoopers LLP

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1.1	Section 1350 Certifications – Chief Executive Officer

32.1.2	Section 1350 Certifications – Chief Financial Officer

97.1	Consolidated Edison, Inc. Dodd-Frank Clawback Policy. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-14514) as Exhibit 97.1)

101.INS	XBRL Instance Document

186	CON EDISON ANNUAL REPORT 2024

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document

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

3.2.2	By-laws of CECONY, effective February 20, 2025.

4.2.1	Participation Agreement, dated as of November 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.1)

4.2.2	Participation Agreement, dated as of May 1, 2005, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.1)

4.2.3	Indenture of Trust, dated as of November 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.2)

4.2.4	Indenture of Trust, dated as of May 1, 2005, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.2)

4.2.5.1
Indenture, dated as of December 1, 1990, between CECONY and The Chase Manhattan Bank (National Association), as Trustee (the “Debenture Indenture”). (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-1217) as Exhibit 4.2.15.1)

4.2.5.2
First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between CECONY and The Chase Manhattan Bank (National Association), as Trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-1217) as Exhibit 4.2.15.2)

4.2.5.3
Second Supplemental Indenture (to the Debenture Indenture), dated as of June 23, 2005, between CECONY and JPMorgan Chase Bank, N.A. (successor to The Chase Manhattan Bank (National Association)), as Trustee. (Designated in CECONY’s Current Report on Form 8-K, dated November 16, 2005 (File No. 1-1217) as Exhibit 4.1)

4.2.5.4	Third Supplemental Indenture (to the Debenture Indenture), dated as of February 19, 2025, between CECONY and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A., as Trustee.

CON EDISON ANNUAL REPORT 2024	187

4.2.6	The following forms of CECONY’s Debentures, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Debenture Series	Form	Date	Exhibit
5.875% Series 2003 A	8-K	4/7/2003	4
5.10% Series 2003 C	8-K	6/10/2003	4.2
5.70% Series 2004 B	8-K	2/11/2004	4.2
5.30% Series 2005 A	8-K	3/7/2005	4
5.25% Series 2005 B	8-K	6/20/2005	4
5.85% Series 2006 A	8-K	3/9/2006	4
6.20% Series 2006 B	8-K	6/15/2006	4
5.70% Series 2006 E	8-K	12/1/2006	4.2
6.30% Series 2007 A	8-K	8/28/2007	4
6.75% Series 2008 B	8-K	4/4/2008	4.2
5.50% Series 2009 C	8-K	12/4/2009	4
5.70% Series 2010 B	8-K	6/2/2010	4.2
4.20% Series 2012 A	8-K	3/8/2012	4
3.95% Series 2013 A	8-K	2/25/2013	4
4.45% Series 2014 A	8-K	3/3/2014	4
4.625% Series 2014 C	8-K	11/19/2014	4.2
4.50% Series 2015 A	8-K	11/12/2015	4
3.85% Series 2016 A	8-K	6/14/2016	4
2.90% Series 2016 B	8-K	11/10/2016	4.1
4.30% Series 2016 C	8-K	11/10/2016	4.2
3.875% Series 2017 A	8-K	6/5/2017	4
3.125% Series 2017 B	8-K	11/13/2017	4.1
4.00% Series 2017 C	8-K	11/13/2017	4.2
3.80% Series 2018 A	8-K	5/7/2018	4.1
4.50% Series 2018 B	8-K	5/7/2018	4.2
4.00% Series 2018 D	8-K	11/27/2018	4.1
4.65% Series 2018 E	8-K	11/27/2018	4.2
4.125% Series 2019 A	8-K	5/6/2019	4
3.70% Series 2019 B	8-K	11/5/2019	4
3.35% Series 2020 A	8-K	3/26/2020	4.1
3.95% Series 2020 B	8-K	3/26/2020	4.2
3.00% Series 2020 C	8-K	11/9/2020	4
2.40% Series 2021 A	8-K	6/3/2021	4.1
2.40% Series 2021 A	8-K	11/29/2021	4.1
3.60% Series 2021 B	8-K	6/3/2021	4.2
3.20% Series 2021 C	8-K	11/29/2021	4.2
6.15% Series 2022 A	8-K	11/9/2022	4
5.20% Series 2023 A	8-K	2/21/2023	4
5.50% Series 2023 B	8-K	11/20/2023	4.1
5.90% Series 2023 C	8-K	11/20/2023	4.2
5.375% Series 2024 A	8-K	5/6/2024	4.1
5.70% Series 2024 B	8-K	5/6/2024	4.2
Floating Rate Debentures, Series 2024 C	8-K	11/14/2024	4.1
5.125% Series 2024 D	8-K	11/14/2024	4.2
5.50% Series 2024 E	8-K	11/14/2024	4.3

10.2.1
364-Day Revolving Credit Agreement, dated as of March 25, 2024, among CECONY, the lenders party thereto and Bank of America, N.A., as Administrative Agent (Designated in CECONY’s Current Report on Form 8-K, dated March 25, 2024 (File No. 1-1217) as Exhibit 10.1)

10.2.2
$700 million 364-Day Senior Unsecured Delayed Draw Term Loan Credit Agreement, dated as of November 25, 2024, among CECONY, as Borrower, the lenders party thereto, U.S. Bank National Association, as Administrative Agent and U.S. Bank National Association and PNC Capital Markets LLC, as Joint Lead Arrangers and Bookrunners. (Designated in CECONY’s Current Report on Form 8-K, dated November 25, 2024 (File No. 1-14514) as Exhibit 10)

188	CON EDISON ANNUAL REPORT 2024

10.2.3
Settlement Agreement, dated October 2, 2000, by and among CECONY, the Staff of the New York State Public Service Commission and certain other parties. (Designated in CECONY’s Current Report on Form 8-K, dated September 22, 2000 (File No. 1-1217) as Exhibit 10)

10.2.4.1
Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2009. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-1217) as Exhibit 10.2.6)

10.2.4.2
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, dated December 24, 2015. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-1217) as Exhibit 10.2.6.2)

10.2.4.3
Amendment One to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-1217) as Exhibit 10.2.6.3)

10.2.4.4
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-1217) as Exhibit 10.2.1.1)

10.2.4.5
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-1217) as Exhibit 10.2.1.2)

10.2.4.6
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-1217) as Exhibit 10.2.3.6)

10.2.4.7
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-1217) as Exhibit 10.2.3.7)

10.2.4.8
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-1217) as Exhibit 10.2.2)

10.2.5.1
Deferred Compensation Plan for the Benefit of Trustees of CECONY, as amended effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.7)

10.2.5.2
Amendment #1 to the Deferred Compensation Plan for the Benefit of Trustees of CECONY, dated December 26, 2012. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-1217) as Exhibit 10.2.7.2)

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

23.2	Consent of PricewaterhouseCoopers LLP

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.2.1	Section 1350 Certifications – Chief Executive Officer

32.2.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document

CON EDISON ANNUAL REPORT 2024	189

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

190	CON EDISON ANNUAL REPORT 2024

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2025.
Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

By	/s/ Kirkland B. Andrews
Kirkland B. Andrews Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 20, 2025.

Signature	Registrant	Title

/s/ Timothy P. Cawley	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
Timothy P. Cawley	CECONY	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Kirkland B. Andrews	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Kirkland B. Andrews	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Miller	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Joseph Miller	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Ellen V. Futter	Con Edison CECONY	Director Trustee
Ellen V. Futter

/s/ John F. Killian	Con Edison CECONY	Director Trustee
John F. Killian

/s/ Karol V. Mason	Con Edison CECONY	Director Trustee
Karol V. Mason

/s/ Dwight A. McBride	Con Edison CECONY	Director Trustee
Dwight A. McBride

/s/ William J. Mulrow	Con Edison CECONY	Director Trustee
William J. Mulrow

/s/ Armando J. Olivera	Con Edison CECONY	Director Trustee
Armando J. Olivera

/s/ Michael W. Ranger	Con Edison CECONY	Director Trustee
Michael W. Ranger

/s/ Linda S. Sanford	Con Edison CECONY	Director Trustee
Linda S. Sanford

/s/ Deirdre Stanley	Con Edison CECONY	Director Trustee
Deirdre Stanley

/s/ L. Frederick Sutherland	Con Edison CECONY	Director Trustee
L. Frederick Sutherland

/s/ Catherine Zoi	Con Edison CECONY	Director Trustee
Catherine Zoi