Form 10-Q
period 2025-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2025-05-01
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2025
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2025, Con Edison had outstanding 360,296,124 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., a former subsidiary of Con Edison
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSPSC	New York State Public Service Commission
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification Topic
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
GHG	Greenhouse gases
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
Dt	Dekatherm
kWh	Kilowatt-hour
MMlb	Million pounds
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
COVID-19	Coronavirus Disease 2019 and any mutations or variants thereof
First Quarter Financial Statements	Consolidated financial statements included in the Companies' Quarterly Report on Form 10-Q for the quarterly period ended March 31 of the current year
IRA	The federal Inflation Reduction Act, as enacted on August 16, 2022
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017

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
•the Companies are extensively regulated and may be subject to substantial penalties;
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
•the Companies face risks related to supply chain disruptions, inflation and the imposition of tariffs; and
•the Companies also face other risks that are beyond their control.
This list of factors is not all-inclusive because it is not possible to predict all factors that could cause actual results or developments to differ from the forward-looking statements. The Companies assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars/Except Share Data)	2025	2024
OPERATING REVENUES
Electric	$2,901	$2,636
Gas	1,543	1,356
Steam	354	287
Non-utility	—	1
TOTAL OPERATING REVENUES	4,798	4,280
OPERATING EXPENSES
Purchased power	721	649
Fuel	127	88
Gas purchased for resale	362	267
Other operations and maintenance	952	888
Depreciation and amortization	564	539
Taxes, other than income taxes	947	808
TOTAL OPERATING EXPENSES	3,673	3,239
Loss on sale of the Clean Energy Businesses	—	(30)
OPERATING INCOME	1,125	1,011
OTHER INCOME (DEDUCTIONS)
Investment income	16	19
Other income	201	164
Allowance for equity funds used during construction	18	10
Other deductions	(14)	(11)
TOTAL OTHER INCOME	221	182
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	1,346	1,193
INTEREST EXPENSE (INCOME)
Interest on long-term debt	292	255
Other interest expense	39	48
Allowance for borrowed funds used during construction	(18)	(14)
NET INTEREST EXPENSE	313	289
INCOME BEFORE INCOME TAX EXPENSE	1,033	904
INCOME TAX EXPENSE	242	184
NET INCOME FOR COMMON STOCK	$791	$720
Net income per common share - basic	$2.26	$2.08
Net income per common share - diluted	$2.25	$2.08
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	350.1	345.5
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	351.3	346.8
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2025	2024
NET INCOME	$791	$720
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(12)	(4)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	(12)	(4)
COMPREHENSIVE INCOME	$779	$716
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2025	2024
OPERATING ACTIVITIES
Net income	$791	$720
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	564	539
Deferred income taxes	247	188
Rate case amortization and accruals	64	49
Pre-tax loss on sale of the Clean Energy Businesses	—	30
Other non-cash items, net	(36)	(53)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	(305)	(215)
Revenue decoupling mechanism receivable	26	(78)
Other receivables, net and other current assets	2	129
Taxes receivable	26	—
Unbilled revenue and net unbilled revenue deferrals	(7)	(26)
Prepayments	(554)	(554)
Accounts payable	(140)	(178)
Pensions and retiree benefits obligations, net	(148)	(52)
Pensions and retiree benefits contributions	(5)	(4)
Accrued taxes	12	(13)
Accrued interest	137	128
Superfund and other environmental costs, net	(10)	(6)
Distributions from equity investments	16	—
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(151)	30
Deferred credits, noncurrent liabilities and other regulatory liabilities	299	86
Other current liabilities	9	(147)
NET CASH FLOWS FROM OPERATING ACTIVITIES	837	573
INVESTING ACTIVITIES
Utility capital expenditures	(1,155)	(1,237)
Cost of removal less salvage	(107)	(107)
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	45	—
Other investing activities	(14)	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,231)	(1,344)
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	(1,820)	11
Borrowing under term loan	200	—
Debt issuance costs	(1)	(1)
Common stock dividends	(282)	(274)
Issuance of common shares - public offering	1,308	—
Issuance of common shares for stock plans	16	15
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(579)	(249)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(973)	(1,020)
BALANCE AT BEGINNING OF PERIOD	1,333	1,195
BALANCE AT END OF PERIOD	$360	$175
LESS: CHANGE IN CASH AND RESTRICTED CASH BALANCES HELD FOR SALE	—	6
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$360	$169
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid (received) during the period for:
Interest, net of capitalized interest	$149	$135
Income taxes	($33)	$3
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$416	$441
Issuance of common shares for dividend reinvestment	$13	$13
Equipment acquired but unpaid as of end of period	$6	$11
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$360	$1,324
Accounts receivable – customers, net allowance for uncollectible accounts of $616 and $620 in 2025 and 2024, respectively	2,749	2,440
Other receivables, net allowance for uncollectible accounts of $28 and $41 in 2025 and 2024, respectively	265	292
Accrued unbilled revenue	539	848
Taxes receivable	119	145
Fuel oil, gas in storage, materials and supplies, at average cost	467	485
Prepayments	999	445
Regulatory assets	207	141
Revenue decoupling mechanism receivable	176	202
Fair value of derivative assets	97	15
Assets held for sale	—	133
Other current assets	155	194
TOTAL CURRENT ASSETS	6,133	6,664
INVESTMENTS	1,136	1,126
UTILITY PLANT, AT ORIGINAL COST
Electric	41,872	41,206
Gas	15,283	15,127
Steam	3,185	3,187
General	4,936	4,851
TOTAL	65,276	64,371
Less: Accumulated depreciation	15,659	15,384
Net	49,617	48,987
Construction work in progress	3,183	3,165
NET UTILITY PLANT	52,800	52,152
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $25 in 2025 and 2024	12	12
Construction work in progress	1	1
NET PLANT	52,813	52,165
OTHER NONCURRENT ASSETS
Goodwill	408	408
Regulatory assets	5,582	5,523
Pension and retiree benefits	3,755	3,791
Operating lease right-of-use asset	489	493
Fair value of derivative assets	36	27
Other deferred charges and noncurrent assets	339	365
TOTAL OTHER NONCURRENT ASSETS	10,609	10,607
TOTAL ASSETS	$70,691	$70,562
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Term loan	$700	$500
Notes payable	350	2,170
Accounts payable	1,450	1,676
Customer deposits	395	412
Accrued taxes	83	70
Accrued interest	336	199
Accrued wages	137	127
Fair value of derivative liabilities	184	52
Regulatory liabilities	213	102
System benefit charge	438	447
Operating lease liabilities	119	118
Liabilities held for sale	—	79
Other current liabilities	375	481
TOTAL CURRENT LIABILITIES	4,780	6,433
NONCURRENT LIABILITIES
Provision for injuries and damages	184	181
Pensions and retiree benefits	560	551
Superfund and other environmental costs	1,032	1,037
Asset retirement obligations	458	453
Fair value of derivative liabilities	136	96
Deferred income taxes and unamortized investment tax credits	9,164	8,874
Operating lease liabilities	394	386
Regulatory liabilities	4,997	5,444
Other deferred credits and noncurrent liabilities	550	494
TOTAL NONCURRENT LIABILITIES	17,475	17,516
LONG-TERM DEBT	24,653	24,651
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
SHAREHOLDERS' EQUITY (See Consolidated Statement of Equity)	23,783	21,962
TOTAL LIABILITIES AND EQUITY	$70,691	$70,562
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	345	$37	$9,861	$13,377	34	$(2,017)	$(122)	$22	$21,158
Net income				720					720
Common stock dividends ($0.83 per share)				(287)					(287)
Issuance of common shares for stock plans	1	1	27						28
Other comprehensive loss								(4)	(4)
BALANCE AS OF MARCH 31, 2024	346	$38	$9,888	$13,810	34	$(2,017)	$(122)	$18	$21,615

BALANCE AS OF DECEMBER 31, 2024	347	$38	$9,986	$14,048	34	$(2,017)	$(122)	$29	$21,962
Net income				791					791
Common stock dividends ($0.85 per share)				(295)					(295)
Issuance of common shares - public offering	13		1,326				(18)		1,308
Issuance of common shares for stock plans		1	28						29
Other comprehensive loss								(12)	(12)
BALANCE AS OF MARCH 31, 2025	360	$39	$11,340	$14,544	34	$(2,017)	$(140)	$17	$23,783
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2025	2024
OPERATING REVENUES
Electric	$2,686	$2,441
Gas	1,401	1,243
Steam	354	287
TOTAL OPERATING REVENUES	4,441	3,971
OPERATING EXPENSES
Purchased power	635	579
Fuel	127	88
Gas purchased for resale	305	235
Other operations and maintenance	854	789
Depreciation and amortization	533	510
Taxes, other than income taxes	920	781
TOTAL OPERATING EXPENSES	3,374	2,982
OPERATING INCOME	1,067	989
OTHER INCOME (DEDUCTIONS)
Investment and other income	190	156
Allowance for equity funds used during construction	17	9
Other deductions	(9)	(9)
TOTAL OTHER INCOME	198	156
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	1,265	1,145
INTEREST EXPENSE (INCOME)
Interest on long-term debt	277	242
Other interest expense	33	41
Allowance for borrowed funds used during construction	(17)	(13)
NET INTEREST EXPENSE	293	270
INCOME BEFORE INCOME TAX EXPENSE	972	875
INCOME TAX EXPENSE	227	181
NET INCOME	$745	$694

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2025	2024
NET INCOME	$745	$694
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(8)	—
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	(8)	—
COMPREHENSIVE INCOME	$737	$694
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2025	2024
OPERATING ACTIVITIES
Net income	$745	$694
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	533	510
Deferred income taxes	195	181
Rate case amortization and accruals	65	45
Other non-cash items, net	(20)	(31)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	(285)	(210)
Revenue decoupling mechanism receivable	14	(85)
Other receivables, net and other current assets	18	101
Unbilled revenue and net unbilled revenue deferrals	3	(23)
Accounts receivable from (to) affiliated companies	52	4
Prepayments	(550)	(546)
Accounts payable	(111)	(176)
Accounts payable from (to) affiliated companies	1	4
Pensions and retiree benefits obligations, net	(135)	(60)
Pensions and retiree benefits contributions	(5)	(4)
Superfund and other environmental costs, net	(11)	(6)
Accrued taxes	(7)	(9)
Accrued interest	132	124
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(136)	57
Deferred credits, noncurrent liabilities and other regulatory liabilities	249	83
Other current liabilities	16	(131)
NET CASH FLOWS FROM OPERATING ACTIVITIES	763	522
INVESTING ACTIVITIES
Utility capital expenditures	(1,064)	(1,160)
Cost of removal less salvage	(105)	(106)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,169)	(1,266)
FINANCING ACTIVITIES
Net payment of short-term debt	(1,694)	(46)
Borrowing under term loan	200	—
Debt issuance costs	(2)	(1)
Capital contribution by Con Edison	1,225	25
Dividend to Con Edison	(284)	(268)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(555)	(290)
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(961)	(1,034)
BALANCE AT BEGINNING OF PERIOD	1,254	1,138
BALANCE AT END OF PERIOD	$293	$104
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest, net of capitalized interest	$136	$121
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$382	$416
Equipment acquired but unpaid as of end of period	$6	$11
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$293	$1,254
Accounts receivable – customers, net allowance for uncollectible accounts of $605 in 2025 and 2024	2,627	2,342
Other receivables, net allowance for uncollectible accounts of $25 and $38 in 2025 and 2024, respectively	169	216
Accrued unbilled revenue	483	803
Accounts receivable from affiliated companies	332	384
Fuel oil, gas in storage, materials and supplies, at average cost	418	429
Prepayments	945	395
Regulatory assets	190	106
Revenue decoupling mechanism receivable	163	177
Fair value of derivative assets	88	11
Other current assets	144	181
TOTAL CURRENT ASSETS	5,852	6,298
INVESTMENTS	684	684
UTILITY PLANT, AT ORIGINAL COST
Electric	39,381	38,747
Gas	14,067	13,934
Steam	3,185	3,187
General	4,600	4,520
TOTAL	61,233	60,388
Less: Accumulated depreciation	14,588	14,319
Net	46,645	46,069
Construction work in progress	2,927	2,912
NET UTILITY PLANT	49,572	48,981
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2025 and 2024	1	2
NET PLANT	49,573	48,983
OTHER NONCURRENT ASSETS
Regulatory assets	5,210	5,158
Operating lease right-of-use asset	488	492
Pension and retiree benefits	3,668	3,692
Fair value of derivative assets	33	25
Other deferred charges and noncurrent assets	298	318
TOTAL OTHER NONCURRENT ASSETS	9,697	9,685
TOTAL ASSETS	$65,806	$65,650
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Term Loan	$700	$500
Notes payable	—	1,694
Accounts payable	1,344	1,534
Accounts payable to affiliated companies	23	22
Customer deposits	380	397
Accrued taxes	58	65
Accrued taxes to affiliated companies	1	1
Accrued interest	317	185
Accrued wages	125	116
Fair value of derivative liabilities	170	44
Regulatory liabilities	152	40
System benefit charge	398	406
Operating lease liabilities	118	118
Other current liabilities	343	437
TOTAL CURRENT LIABILITIES	4,129	5,559
NONCURRENT LIABILITIES
Provision for injuries and damages	181	176
Pensions and retiree benefits	513	506
Superfund and other environmental costs	937	942
Asset retirement obligations	457	452
Fair value of derivative liabilities	121	84
Deferred income taxes and unamortized investment tax credits	9,054	8,819
Operating lease liabilities	393	386
Regulatory liabilities	4,509	4,940
Other deferred credits and noncurrent liabilities	452	406
TOTAL NONCURRENT LIABILITIES	16,617	16,711
LONG-TERM DEBT	23,411	23,409
COMMITMENTS AND CONTINGENCIES (Note B, Note G and Note H)
SHAREHOLDER’S EQUITY (See Consolidated Statement of Shareholder’s Equity)	21,649	19,971
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$65,806	$65,650
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
(In Millions/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	235	$589	$9,139	$10,440	$(962)	$(62)	$2	$19,146
Net income				694				694
Common stock dividend to Con Edison				(268)				(268)
Capital contribution by Con Edison			25					25
BALANCE AS OF MARCH 31, 2024	235	$589	$9,164	$10,866	$(962)	$(62)	$2	$19,597

BALANCE AS OF DECEMBER 31, 2024	235	$589	$9,281	$11,115	$(962)	$(62)	$10	$19,971
Net income				745				745
Common stock dividend to Con Edison				(284)				(284)
Capital contribution by Con Edison			1,241			(16)		1,225
Other comprehensive loss							(8)	(8)
BALANCE AS OF MARCH 31, 2025	235	$589	$10,522	$11,576	$(962)	$(78)	$2	$21,649

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

General
These combined notes accompany and form an integral part of the separate interim consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, that are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Orange and Rockland Utilities, Inc. (O&R) and Con Edison Transmission, Inc. (together with its subsidiaries, Con Edison Transmission) in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to CECONY and O&R.
As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information contained in these combined notes relating to Con Edison or the subsidiaries of Con Edison other than itself.
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2024.

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

Investment in MVP
In June 2024, the Mountain Valley Pipeline, a 303-mile gas transmission pipeline in West Virginia and Virginia, entered service. The project operator is continuing restoration of the right of way and estimates a total project cost of approximately $8,100 million (excluding allowance for funds used during construction (AFUDC)). As of March 31, 2025, Con Edison Transmission's interest in MVP, the company that developed the project, is 6.6 percent based on Con Edison Transmission's previous capping of its cash contributions. At March 31, 2025, the carrying value of Con Edison Transmission's investment in MVP was $164 million, and its cash contributions to the joint venture amounted to $530 million. Con Edison records its pro rata share of earnings from its equity investment in MVP, adjusted for accretion of the basis difference and income taxes, on its consolidated income statement. Con Edison's pro rata share of earnings from its equity investment in MVP, adjusted for accretion of the basis difference, was $7 million ($5 million after-tax) for the three months ended March 31, 2025.

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

For the three months ended March 31, 2025 and 2024, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended March 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2025	2024
Net income for common stock	$791	$720
Weighted average common shares outstanding – basic	350.1	345.5
Add: Incremental shares attributable to effect of potentially dilutive securities	1.2	1.3
Adjusted weighted average common shares outstanding – diluted	351.3	346.8
Net Income per common share – basic	$2.26	$2.08
Net Income per common share – diluted	$2.25	$2.08

The computation of diluted EPS for the three months ended March 31, 2025 and 2024 excluded an immaterial amount of performance share awards because of their anti-dilutive effect.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. Except as shown below, the Companies did not have material restricted cash balances as of March 31, 2025 or 2024.

At March 31, 2024
(Millions of Dollars)	Con Edison
Cash and temporary cash investments	$169
Restricted cash (a)	6
Total cash, temporary cash investments and restricted cash	$175
(a)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q. Con Edison retained one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. Con Edison's restricted cash for the 2024 period primarily included restricted cash of Broken Bow II, which was classified as held for sale as of March 31, 2024. The sale and transfer of Broken Bow II, including the related debt, was completed in January 2025. See Note Q and Note R.

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

Note B – Regulatory Matters
Rate Plans
CECONY – Electric
In April 2025, CECONY filed an update to its January 2025 request to the New York State Public Service Commission (NYSPSC) for an electric rate increase effective January 1, 2026. The company decreased its requested January 2026 rate increase by $3 million to $1,608 million, increased its illustrative January 2027 rate increase by $5 million to $937 million and decreased its illustrative January 2028 rate increase by $9 million to $871 million. The filing reflects a rate on common equity of 10 percent and a common equity ratio of 48 percent.

CECONY – Gas
In April 2025, CECONY filed an update to its January 2025 request to the NYSPSC for a gas rate increase effective January 1, 2026. The company decreased its requested January 2026 rate increase by $91 million to $349 million, increased its illustrative January 2027 rate increase by $3 million to $269 million and increased its illustrative January 2028 rate increase by $9 million to $174 million. The filing reflects a rate on common equity of 10 percent and a common equity ratio of 48 percent.

O&R New York – Electric and Gas
In March 2025, the NYSPSC approved the November 2024 Joint Proposal for new electric and gas rates. The Joint Proposal provides for an electric rate change of $(13.1) million, $24.8 million, and $44.1 million, effective January 1, 2025, 2026 and 2027, respectively. The rate changes will be implemented on a shaped basis, with no change for 2025, and annual increases of $17.7 million, effective January 1, 2026 and 2027. The Joint Proposal provides for gas rate increases of $3.6 million, $18 million and $16.5 million, effective January 1, 2025, 2026 and 2027, respectively. The rate increases will be implemented on a levelized basis, with annual increases of $10.4 million effective January 1, 2025, 2026 and 2027.

Other Regulatory Matters
In January 2023, CECONY initiated a review of welds on certain gas and steam mains following the company’s discovery of a leak from a gas main weld in Queens, New York. During the course of its review thus far, CECONY discovered a limited number of other non-conforming gas and steam main welds. New York regulations require utilities to perform and record weld films for certain gas and steam main welds. Upon reviewing these films, CECONY determined that in some instances third-party contractors engaged in misconduct by substituting duplicate weld films for different welds, while another third-party contractor had created poor quality weld films. CECONY voluntarily disclosed its initial review and findings to the NYSDPS which, in turn, initiated its own investigation. CECONY also reported the contractors’ misconduct to law enforcement. Given the nature of the non-conforming welds identified, CECONY does not anticipate significant impact to the operation of its gas and steam mains. CECONY continues to investigate this matter, is remediating and monitoring the known non-conforming welds and is cooperating with the NYSDPS on its investigation of this matter. CECONY is unable to estimate the amount or range of its possible loss, if any, related to this matter. At March 31, 2025, CECONY had not accrued a liability related to this matter.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets ($1,061 million and $13 million for CECONY and O&R, respectively, as of March 31, 2025 and $1,078 million and $14 million for CECONY and O&R, respectively, as of December 31, 2024) which are not earning a return. While the Utilities have properly calculated and paid their federal income taxes and there is no uncertain tax position related to this matter, this understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past relative to what it should have been. The Utilities’ rate plans have reflected the correct amount of federal income taxes recoverable from customers, including a proportionate recovery of the regulatory asset, beginning with O&R’s rate plans effective November 2015, CECONY’s electric and gas rate plans effective January 2017, and CECONY’s steam plan effective November 2023. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) confirming that the Utilities’ inadvertent understatement of prior years’ income tax expense constitutes a normalization violation that can be cured through an increase in future years’ revenue requirements until such time as the regulatory asset is fully recovered in rates, and not through a write-down of all or a portion of the Utilities’ regulatory asset. Under Accounting Standards Codification Topic (ASC) 740, the Utilities recorded an unfunded deferred federal income tax liability (with a gross-up amount) and a corresponding regulatory asset. The income tax regulatory assets are netted against the related regulatory liability for future income tax and are shown in the line “Future income tax” in the following table of Regulatory Assets and Liabilities and on the Companies’ consolidated balance sheets in the line “Regulatory liabilities.” Management’s assessment is that the income tax regulatory assets as of March 31, 2025 are probable of collection through future rates. The IRS provides safe harbor relief for inadvertent normalization violations through the jurisdictional rate setting process of including in rates adequate revenue to fully recover the deferred tax balance. However, the Utilities would record a liability or impair a portion of the regulatory assets associated with this understatement if the NYSPSC were to issue an order that required the Utilities to write off all or a portion of their existing regulatory asset. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At March 31, 2025, the Utilities had not accrued a liability related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at March 31, 2025 and December 31, 2024 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Regulatory assets
Energy efficiency and other clean energy programs (a)	$1,680	$1,656	$1,603	$1,598
Customer account deferrals (b)	1,115	1,073	1,103	1,058
Environmental investigation and remediation costs	1,037	1,038	951	952
Revenue taxes	579	540	554	517
Legacy meters (c)	405	413	391	398
Deferred derivative losses - long term	148	106	133	94
Deferred storm costs (d)	128	147	39	53
Property tax reconciliation (e)	122	131	122	131
MTA power reliability deferral (f)	23	31	23	31
Gas service line deferred costs	12	18	12	18
Unrecognized pension and other postretirement costs (b)	9	—	4	—
Pension and other postretirement benefits deferrals	—	2	—	2
Other	324	368	275	306
Regulatory assets – noncurrent	5,582	5,523	5,210	5,158
Deferred derivative losses - short term	207	102	190	92
Recoverable energy costs	—	39	—	14
Regulatory assets – current	207	141	190	106
Total Regulatory Assets	$5,789	$5,664	$5,400	$5,264
Regulatory liabilities
Allowance for cost of removal less salvage (g)	$1,541	$1,527	$1,333	$1,322
Future income tax*	1,200	1,224	1,090	1,112
Unrecognized pension and other postretirement costs (h)	876	1,054	820	984
Pension and other postretirement benefit deferrals	357	368	297	304
Late payment charge deferral	237	231	232	224
Net unbilled revenue deferrals	181	436	181	436
System benefit charge carrying charge	120	115	115	110
Deferred derivative gains - long term	21	8	19	6
Net proceeds from sale of property	19	25	18	24
Settlement of prudence proceeding (i)	9	10	9	10
Other	436	446	395	408
Regulatory liabilities – noncurrent	4,997	5,444	4,509	4,940
Refundable energy costs	70	59	43	18
Deferred derivative gains - short term	112	25	101	22
Revenue decoupling mechanism	31	18	8	—
Regulatory liabilities – current	213	102	152	40
Total Regulatory Liabilities	$5,210	$5,546	$4,661	$4,980
* See "Other Regulatory Matters" above.

(a) Energy Efficiency and Other Clean Energy Programs represent programs designed to increase energy efficiency achievements and other clean energy transformation efforts.

(b) Customer account deferrals include (1) the amount to be collected from customers related to the Emergency Summer Cooling Credits program for CECONY, (2) deferrals under CECONY and O&R's electric and gas rate plans for the reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates as well as for increases to the allowance for uncollectible accounts receivable and (3) deferral related to the arrears relief programs. Amounts deferred under the arrears relief programs were $314.1 million and $1.4 million for CECONY and O&R at March 31, 2025, respectively, and $323.7 million and $1.4 million at December 31, 2024, respectively, and receive a return at the pre-tax weighted average cost of capital.

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

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate was 4.75 percent and 5.95 percent for the 2025 and 2024 rate years, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($3,213 million and $3,262 million for Con Edison, and $2,991 million and $3,024 million for CECONY at March 31, 2025 and December 31, 2024, respectively). Regulatory liabilities are treated in a consistent manner. Regulatory assets of RECO for which a cash outflow has been made ($25 million at March 31, 2025 and $28 million at December 31, 2024) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At March 31, 2025 and December 31, 2024, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Environmental investigation and remediation costs	$1,023	$1,037	$937	$942
Revenue taxes	589	567	564	543
UB deferral for uncollectible accounts receivable	547	551	541	541
Deferred derivative losses - short-term	207	102	190	92
Deferred derivative losses - long-term	148	106	133	94
Unrecognized pension and other postretirement costs	9	—	4	—
Other	53	39	40	28
Total	$2,576	$2,402	$2,409	$2,240
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
The Utilities recover unrecognized pension and other postretirement costs over 10 years, and the portion of investment gains or losses is recognized in expense over 15 years, pursuant to NYSPSC policy.
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

Note C – Capitalization
In March 2025, Con Edison issued 7,000,000 shares of its common stock for approximately $677 million upon physical settlement of a forward sale agreement entered into by the company in December 2024. Also in March 2025, Con Edison issued 6,300,000 shares of its common stock resulting in net proceeds of approximately $631 million.

The carrying amounts and fair values of long-term debt at March 31, 2025 and December 31, 2024 were:

(Millions of Dollars)	2025		2024
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison (b)	$24,653	$22,224	$24,651	$21,997
CECONY	$23,411	$21,123	$23,409	$20,915
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $247 million and $239 million for Con Edison and CECONY, respectively, as of March 31, 2025 and $249 million and $241 million for Con Edison and CECONY, respectively, as of December 31, 2024.
(b)Amounts shown exclude $59 million of debt for Broken Bow II, a deferred project that was classified as held for sale as of December 31, 2024 and was sold and transferred in January 2025. The sale and transfer of Broken Bow II, including the related debt, was completed in January 2025. See Note Q and Note R.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at March 31, 2025 are classified as Level 2 liabilities. See Note O.

Note D – Short-Term Borrowing
In March 2025, CECONY entered into a 364-Day Revolving Credit Agreement (the CECONY Credit Agreement) that replaced a March 2024 CECONY 364-Day Credit Agreement under which banks are committed to provide loans up to $500 million on a revolving credit basis. The CECONY Credit Agreement expires in March 2026 and supports CECONY’s commercial paper program. Loans issued under the CECONY Credit Agreement may also be used for other general corporate purposes. Any borrowings under the CECONY Credit Agreement would generally be at variable interest rates.

The banks’ commitments to make loans to CECONY under the CECONY Credit Agreement are subject to certain conditions, including that there be no event of default or event which with notice or the lapse of time would become an event of default with respect to CECONY. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of CECONY or Con Edison, or upon an event of default by CECONY, the banks may terminate their commitments and declare the aggregate unpaid principal amount of the loans outstanding (together with accrued interest thereon and other amounts due and owing thereunder) under the CECONY Credit Agreement immediately due and payable. Events of default include, among other things, CECONY's failure to pay any principal of any loan issued pursuant to the CECONY Credit Agreement; CECONY's failure to pay any interest or fees pursuant to the CECONY Credit Agreement within five days; CECONY's failure to meet certain covenants, including covenants that CECONY's ratio of consolidated debt to consolidated total capital not at any time exceed 0.65 to 1 and that CECONY will not create, assume or suffer a lien or other encumbrance on its assets exceeding 10 percent of CECONY's consolidated net tangible assets; CECONY or its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of $150 million in aggregate of debt or derivative obligations other than non-recourse debt); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of $150 million in aggregate of debt other than non-recourse debt) or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default.

In November 2024 and January 2025, CECONY borrowed $500 million and $200 million, respectively, at a variable rate under a 364-Day Senior Unsecured Delayed Draw Term Loan Credit Agreement entered into by the company in November 2024 (the CECONY Term Loan Credit Agreement). The term loans mature in November 2025. CECONY has the option to prepay the term loans issued under the CECONY Term Loan Credit Agreement prior to maturity. CECONY intends to use borrowings under the CECONY Term Loan Credit Agreement for general corporate purposes. Upon a change of control of CECONY or Con Edison, or upon an event of default by CECONY, the banks may declare the loans outstanding under the CECONY Term Loan Credit Agreement immediately due and payable. Events of default include, among other things, CECONY exceeding at any time a ratio of consolidated debt to consolidated total capital of 0.65 to 1; CECONY or its subsidiaries having liens on its or their assets in an aggregate amount exceeding 10 percent of CECONY’s consolidated net tangible assets; CECONY or its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of $150 million in aggregate of debt or derivative obligations other than non-recourse debt); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of $150 million in aggregate of debt other than non-recourse debt) or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default.

At March 31, 2025, Con Edison had $350 million of commercial paper outstanding, of which no commercial paper was outstanding under CECONY’s program. The weighted average interest rate at March 31, 2025 was 4.6 percent for Con Edison. At December 31, 2024, Con Edison had $2,170 million of commercial paper outstanding, of which $1,694 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2024 was 4.7 percent for both Con Edison and CECONY.

At March 31, 2025 and December 31, 2024, no loans or letters of credit were outstanding under the Companies’ $2,500 million 2023 Credit Agreement (Credit Agreement) and no loans were outstanding under the CECONY Credit Agreement. The Companies were in compliance with their significant debt covenants at March 31, 2025.

Note E – Pension Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic benefit credit for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Service cost – including administrative expenses	$42	$43	$39	$40
Interest cost on projected benefit obligation	168	159	159	150
Expected return on plan assets	(279)	(282)	(266)	(269)
Recognition of net actuarial gain	(66)	(4)	(63)	(4)
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT CREDIT	$(139)	$(88)	$(136)	$(88)
Cost capitalized	(21)	(22)	(20)	(22)
Reconciliation to rate level	(16)	18	(16)	16
Total credit recognized	$(176)	$(92)	$(172)	$(94)

Components of net periodic benefit credit other than service cost are presented outside of operating income on the Companies’ consolidated income statements, and only the service cost component is eligible for capitalization. Accordingly, the service cost components are included in the line "Other operations and maintenance" and the non-service cost components are included in the lines "Other income" or "Other deductions" in the Companies' consolidated income statements.

Expected Contributions
Based on estimates as of March 31, 2025, the Companies expect to make contributions to the pension plans during 2025 of $65 million (of which $61 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental pension plans. No funding is anticipated for the qualified plan during 2025, and during the first three months of 2025, the Companies contributed $5 million to the non-qualified supplemental pension plans, $4 million of which was contributed by CECONY.

Note F – Other Postretirement Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic other postretirement benefit credit for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Service cost - including administrative expenses	$3	$3	$2	$3
Interest cost on projected other postretirement benefit obligation	12	12	10	10
Expected return on plan assets	(17)	(17)	(13)	(14)
Recognition of net actuarial gain	(7)	(5)	(4)	(3)
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(9)	$(7)	$(5)	$(4)
Cost capitalized	(2)	(2)	(1)	(1)
Reconciliation to rate level	3	4	2	2
Total credit recognized	$(8)	$(5)	$(4)	$(3)

The components of total periodic other postretirement credit are presented in the Companies' consolidated income statements consistent with the description of the components of net periodic benefit credit in Note E.

Expected Contributions
Based on estimates as of March 31, 2025, the Companies expect to make a contribution of $6 million (all of which is expected to be made by CECONY) to the other postretirement benefit plans in 2025. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2025 and December 31, 2024 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Accrued Liabilities:
Manufactured gas plant sites	$941	$941	$846	$846
Other Superfund Sites	91	96	91	96
Total	$1,032	$1,037	$937	$942
Regulatory assets	$1,037	$1,038	$951	$952

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
Environmental investigation and remediation costs incurred related to Superfund Sites for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Investigation and remediation costs incurred	$9	$7	$9	$6

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three months ended March 31, 2025 and 2024.

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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At March 31, 2025 and December 31, 2024, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought through 2035 as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have applied, and may continue to apply, different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at March 31, 2025 and December 31, 2024 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	8	8	7	7
Accrued liability – workers’ compensation	54	53	52	51
Regulatory liabilities – workers’ compensation	18	20	18	20

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, and such estimated liability and receivable did not change as of March 31, 2025.

Other Contingencies
For additional contingencies, see "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $35 million and $58 million at March 31, 2025 and December 31, 2024, respectively.

A summary, by type and term, of Con Edison's total guarantees under these agreements at March 31, 2025 is as follows:

Guarantee Type	0 – 3 years	Total
	(Millions of Dollars)
Con Edison Transmission	$35	$35
Total	$35	$35

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

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Operating lease cost	$17	$17	$17	$16
Operating lease cash flows	$4	$5	$4	$4

As of March 31, 2025, CECONY has three lease agreements for clean energy facilities that have not yet commenced operation, for which the total present value is $351 million. These clean energy facility leases have lease terms of 15 years and are expected to commence operation in 2025, 2026 and 2028.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $8 million for the three months ended March 31, 2025. Additionally, there were no material lease terminations for the three months ended March 31, 2025. For the three months ended March 31, 2024, there were no material right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY, nor any material lease terminations.

Note J – Income Tax
Con Edison’s income tax expense was $242 million and $184 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

CECONY’s income tax expense was $227 million and $181 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended March 31, 2025 and 2024 is as follows:

	For the Three Months Ended March 31,
	Con Edison				CECONY
	2025		2024		2025		2024
(Millions of Dollars) (% of Pre-tax income)	$	%	$	%	$	%	$	%
STATUTORY TAX RATE
Federal	$217	21.0%	$190	21.0%	$204	21.0%	$184	21.0%
Changes in computed taxes resulting from:
State income tax, net of federal income taxes	55	5.4	47	5.2	51	5.3	45	5.2
MTA Surcredit amortization, net of federal taxes	(13)	(1.3)	—	—	(12)	(1.3)	—	—
Tax Credits (R&D and renewable energy tax credits)	(4)	(0.4)	(6)	(0.7)	(3)	(0.3)	(3)	(0.4)
Amortization of excess deferred federal income taxes	(12)	(1.1)	(50)	(5.6)	(10)	(1.0)	(49)	(5.6)
Allowance for uncollectible accounts, net of COVID-19 assistance	(13)	(1.2)	(5)	(0.6)	(13)	(1.3)	(5)	(0.6)
Cost of removal	11	1.0	11	1.3	10	1.0	11	1.2
Other	1	0.1	(3)	(0.3)	—	—	(2)	(0.2)
Effective tax rate	$242	23.5%	$184	20.3%	$227	23.4%	$181	20.6%

Corporate Alternative Minimum Tax
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law and implemented a new corporate alternative minimum tax (CAMT) that imposed a 15 percent tax on modified GAAP net income. Pursuant to the IRA, corporations are entitled to a tax credit (minimum tax credit) to the extent the CAMT liability exceeds the regular tax liability. This amount can be carried forward indefinitely and used in future years when regular tax liability exceeds the CAMT liability.

Beginning in 2024, based on the existing statute, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. The Companies’ CAMT liability did not exceed their regular tax liability for the three months ended March 31, 2025 and 2024. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

At March 31, 2025, the estimated uncertain tax positions for Con Edison were $10 million ($6 million of which is for CECONY). For the three months ended March 31, 2025, Con Edison recognized $1 million of income tax expense related to current year positions, all of which were attributed to CECONY. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $10 million ($9 million, net of federal taxes) with $6 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the three months ended March 31, 2025 and 2024, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At March 31, 2025 and December 31, 2024, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three months ended March 31, 2025 and 2024, revenue from contracts with customers as defined in ASC Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$2,768	($82)	2,686	$2,439	$2	$2,441
Gas	1,398	3	1,401	1,229	14	1,243
Steam	355	(1)	354	294	(7)	287
Total CECONY	$4,521	$(80)	$4,441	$3,962	$9	$3,971
O&R
Electric	218	(3)	215	$200	$(5)	$195
Gas	147	(6)	141	116	(3)	113
Total O&R	$365	$(9)	$356	$316	$(8)	$308
Con Edison Transmission	1	—	1	1	—	1
Total Con Edison	$4,887	$(89)	$4,798	$4,279	$1	$4,280
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
The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances above existing rate allowances are not reflected in rates during the term of the current rate plans. For the Utilities’ allowance for uncollectible accounts for customer accounts receivable, which includes accrued unbilled revenue, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, reconnection rates and current and aged customer accounts receivable balances, including final balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. The change to the allowance for customer uncollectible accounts for Con Edison and CECONY were $(4) million and no change, respectively, for the three months ended March 31, 2025. The increases to the allowance for customer uncollectible accounts for Con Edison and CECONY were $34 million and $30 million, respectively, for the three months ended March 31, 2024. Generally, the Utilities write off customer accounts receivable as uncollectible 90 days after the account is disconnected for non-payment, or the account is closed during the collection process.

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
Customer accounts receivable and the associated allowance for uncollectible accounts are included in the line “Accounts receivable – customers” on the Companies’ consolidated balance sheets. Other receivables and the associated allowance for uncollectible accounts are included in “Other receivables” on the Companies’ consolidated balance sheets.
The table below presents a rollforward by major portfolio segment type for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024
Allowance for credit losses
Beginning Balance at January 1,	$620	$360	$41	$13	$605	$353	$38	$9
Recoveries	5	14	—	—	5	11	—	—
Write-offs	(98)	(66)	(4)	—	(96)	(62)	(4)	—
Reserve adjustments	89	86	(9)	4	91	81	(9)	3
Ending Balance March 31,	$616	$394	$28	$17	$605	$383	$25	$12

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31, 2025
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$2,686	$5	$659	$389	$1,348	$289	$154	$219	($12)	$37	$46,214	$691
Gas	1,401	2	139	118	505	640	32	76	(4)	159	16,718	272
Steam	354	20	56	26	134	138	12	15	(1)	31	2,874	29
Consolidation adjustments	—	(27)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$4,441	$—	$854	$533	$1,987	$1,067	$198	$310	($17)	$227	$65,806	$992
O&R
Electric	215	—	75	21	102	17	9	11	(1)	3	2,709	59
Gas	141	—	20	10	66	45	3	6	—	10	1,435	26
Total O&R	$356	$—	$95	$31	$168	$62	$12	$17	($1)	$13	$4,144	$85
Con Edison Transmission	1	—	2	—	—	(1)	16	—	—	5	481	14
Other (a)	—	—	1	—	2	(3)	(5)	4	—	(3)	260	—
Total Con Edison	$4,798	$—	$952	$564	$2,157	$1,125	$221	$331	($18)	$242	$70,691	$1,091

	For the Three Months Ended March 31, 2024
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$2,441	$4	$612	$370	$1,219	$240	$118	$201	($9)	($4)	$42,172	$733
Gas	1,243	2	128	114	386	615	29	69	(3)	152	16,715	259
Steam	287	19	49	26	78	134	9	13	(1)	33	3,017	30
Consolidation adjustments	—	(25)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$3,971	$—	$789	$510	$1,683	$989	$156	$283	($13)	$181	$61,904	$1,022
O&R
Electric	195	—	75	20	86	14	6	10	(1)	3	2,387	50
Gas	113	—	21	9	41	42	2	5	—	10	1,360	18
Total O&R	$308	$—	$96	$29	$127	$56	$8	$15	$(1)	$13	$3,747	$68
Con Edison Transmission	1	—	4	—	—	(3)	18	—	—	4	431	—
Other (a)	—	—	(1)	—	32	(31)	—	5	—	(14)	598	—
Total Con Edison	$4,280	$—	$888	$539	$1,842	$1,011	$182	$303	($14)	$184	$66,680	$1,090
(a)    Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025.
(b)    Other operations and maintenance expenses constitute significant segment expenses which are regularly provided to the chief operating decision makers. Other operating expense includes other segment items (purchased power, fuel, gas purchased for resale, taxes other than income taxes).

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

The fair values of the Companies’ derivatives, including the offsetting of assets and liabilities on the consolidated balance sheets at March 31, 2025 and December 31, 2024 were:

(Millions of Dollars)	2025				2024
Balance Sheet Location	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)		Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$159	$(62)	$97		$56	$(41)	$15
Noncurrent	52	(16)	36		39	(12)	27
Total fair value of derivative assets	$211	$(78)	$133		$95	$(53)	$42
Fair value of derivative liabilities
Current	$(218)	$38	$(180)	(b)	$(92)	$44	$(48)	(b)
Noncurrent	(152)	16	(136)		(108)	12	(96)
Total fair value of derivative liabilities	$(370)	$54	$(316)		$(200)	$56	$(144)
Net fair value derivative assets (liabilities)	$(159)	$(24)	$(183)		$(105)	$3	$(102)
CECONY
Fair value of derivative assets
Current	$146	$(58)	$88		$51	$(40)	$11
Noncurrent	48	(15)	33		36	(11)	25
Total fair value of derivative assets	$194	$(73)	$121		$87	$(51)	$36
Fair value of derivative liabilities
Current	$(203)	$35	$(168)	(b)	$(84)	$42	$(42)	(b)
Noncurrent	(136)	15	(121)		(95)	11	(84)
Total fair value of derivative liabilities	$(339)	$50	$(289)		$(179)	$53	$(126)
Net fair value derivative assets (liabilities)	$(145)	$(23)	$(168)		$(92)	$2	$(90)
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
(b)At March 31, 2025, margin deposits for Con Edison and CECONY of $(4) million and $(2) million, respectively, were classified as derivative liabilities on the consolidated balance sheets, but not included in the table. At December 31, 2024, margin deposits for Con Edison and CECONY of $(4) million and $(2) million, respectively, were classified as derivative liabilities on the consolidated balance sheets, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2025 and 2024:

		For the Three Months Ended March 31,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location	2025	2024	2025	2024
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$87	$43	$79	$40
Noncurrent	Regulatory liabilities	13	(2)	12	(2)
Total deferred gains (losses)		$100	$41	$91	$38
Current	Regulatory assets	$(105)	$67	$(98)	$63
Current	Recoverable energy costs	131	(114)	122	(104)
Noncurrent	Regulatory assets	(42)	30	(39)	26
Total deferred gains (losses)		$(16)	$(17)	$(15)	$(15)
Net deferred gains (losses) (a)		$84	$24	$76	$23
Pre-tax gains (losses) recognized in income
	Other operations and maintenance expense	$—	$1	$—	$1
Total pre-tax gains (losses) recognized in income		$—	$1	$—	$1
(a)Unrealized net deferred gains on electric and gas derivatives for the Utilities increased as a result of higher electric and gas commodity prices during the three months ended March 31, 2025. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at March 31, 2025:

	Electric Energy (MWh) (a)(b)	Capacity (MW-mos) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	29,654,925	26,400	289,040,000	3,024,000
CECONY	27,053,975	19,800	270,010,000	3,024,000
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
At March 31, 2025, Con Edison and CECONY had $143 million and $137 million, respectively, of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral. Con Edison’s net credit exposure consisted of $124 million with investment-grade counterparties and $19 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $119 million with investment-grade counterparties and $18 million with commodity exchange brokers.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at March 31, 2025:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$304	$282
Collateral posted	247	235
Additional collateral (b) (downgrade one level from current ratings)	22	15
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	167	142
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $2 million at March 31, 2025. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At March 31, 2025, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $4 million.

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

For information on the measurement of Con Edison's investment in MVP that was measured at fair value on a non-recurring basis, see Note A. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized below.

	2025					2024
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$22	$162	$1	$(52)	$133	$9	$81	$1	$(49)	$42
Mutual Funds (a)(b)	570	—	—	—	570	570	—	—	—	570
Cash Value of Life Insurance Policies (a)(b)	—	129	—	—	129	—	129	—	—	129
Total assets	$592	$291	$1	$(52)	$832	$579	$210	$1	$(49)	$741
Derivative liabilities:
Commodity (a)(b)(c)	$1	$330	$14	$(25)	320	$5	$175	$16	$(48)	$148
CECONY
Derivative assets:
Commodity (a)(b)(c)	$20	$150	$1	$(50)	$121	$9	$74	$1	$(48)	$36
Mutual Funds (a)(b)	554	—	—	—	554	553	—	—	—	553
Cash Value of Life Insurance Policies (a)(b)	—	123	—	—	123	—	123	—	—	123
Total assets	$574	$273	$1	$(50)	$798	$562	$197	$1	$(48)	$712
Derivative liabilities:
Commodity (a)(b)(c)	$1	$309	$6	$(25)	291	$4	$164	$7	$(47)	$128
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2025 and December 31, 2024, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

	Fair Value of Level 3 at March 31, 2025	Valuation Techniques	Unobservable Inputs	Range	Average Market Price
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(14)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$0.73 - $7.14	$3.74
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$(0.20) - $3.73	$1.22
Total Con Edison—Commodity	$(13)
CECONY – Commodity
Electricity	$(6)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$0.73 - $7.14	$3.79
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$(0.20) - $3.73	$1.22
Total CECONY—Commodity	$(5)
(a)Generally, increases (decreases) in this input in isolation would result in a higher (lower) fair value measurement.
(b)Generally, increases (decreases) in this input in isolation would result in a lower (higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2025 and 2024 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Beginning balance as of January 1,	$(15)	$(8)	$(6)	$(5)
Included in earnings	(2)	(2)	—	(1)
Included in regulatory assets and liabilities	—	1	—	—
Settlements	4	5	1	2
Transfer out of level 3	—	4	—	4
Ending balance as of March 31,	$(13)	$—	$(5)	$—

Realized gains and losses on the Utilities' Level 3 commodity derivative assets and liabilities are reported as part of purchased power, gas and fuel costs. The Utilities generally recover these costs in accordance with rate provisions approved by the applicable state public utilities regulators. See Note A. Unrealized gains and losses for commodity derivatives are generally deferred on the Companies' consolidated balance sheets in accordance with the accounting rules for regulated operations.

Note P – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. As a result, substantially all of the net assets of CECONY and O&R ($21,649 million and $1,266 million, respectively), at March 31, 2025, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	CECONY
(Millions of Dollars)	2025	2024
Cost of services provided	$40	$32
Cost of services received	$21	$20
In addition, CECONY and O&R have joint gas supply arrangements pursuant to which CECONY sold to, or acted as agent to purchase for, O&R, $44 million and $24 million of natural gas for the three months ended March 31, 2025 and 2024, respectively. These amounts are net of the effect of related hedging transactions.

At March 31, 2025 and December 31, 2024, CECONY's net receivable from Con Edison for income taxes were $298 and $344 million, respectively.

The Utilities perform work and incur expenses on behalf of New York Transco, a company in which Con Edison Transmission owns an interest. The Utilities bill New York Transco for such work and expenses in accordance with established policies. For the three months ended March 31, 2025 and 2024, the amounts billed by the Utilities to New York Transco were immaterial and $1 million, respectively.

CECONY has a 20-year transportation contract with MVP, a company in which Con Edison Transmission owns an interest, for 200,000 Dts per day of capacity. See "Investment in MVP" in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its contract with MVP unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC were to open a proceeding to consider this request. For the three months ended March 31, 2025, the amounts billed by MVP to CECONY were $13 million.

The FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At March 31, 2025 and December 31, 2024 there were no outstanding loans to O&R.
The Consolidated Edison Foundation, Inc. (the Foundation), established in December 2023, is a non-consolidated not-for-profit corporation funded by Con Edison that makes contributions to selected charitable organizations. In March 2025, Con Edison made a contribution of $12 million that Con Edison accrued as an expense in "Other Income and Deductions" within its consolidated income statement for the year ended December 31, 2024.

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

The sale on March 1, 2023 included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects, described below, and one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. See Note R.

Cumulatively through March 31, 2024, the gain on the sale of all of the stock of the Clean Energy Businesses was $835 million ($745 million, after tax), reflecting a downward adjustment of $30 million ($22 million after-tax) for the three months then ended, resulting from certain customary closing adjustments. Cumulatively through December 31, 2024, the gain on the sale of all of the stock of the Clean Energy Businesses was $803 million ($721 million after tax), resulting from certain customary closing adjustments. The portion of the gain attributable to the non-controlling interest retained in certain tax-equity projects was not material.

In January 2025, Con Edison completed the sale and transfer of Broken Bow II to RWE and the corresponding value of $54 million (net of assumed debt and other final adjustments) was paid to Con Edison. RWE Renewables Americas, LLC operated the facility on behalf of Con Edison until the sale and transfer to RWE pursuant to certain service agreements, for which the fees were not material.

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

Following the sale of all of the stock of the Clean Energy Businesses and pursuant to a reimbursement and indemnity agreement with RWE, Con Edison remains responsible for certain potential costs related to a battery storage project located in Imperial County, California. Con Edison's exposure under the agreement could range up to approximately $172 million. As of March 31, 2025, no material amounts were recorded as liabilities on Con Edison's consolidated balance sheet related to this agreement.

Note R – Held-for-Sale Treatment of the Clean Energy Businesses
On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q. The sale included all assets, operations and projects of the Clean Energy Businesses with the exception of tax equity interests in three projects and one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. In January 2025, Con Edison completed the sale and transfer of Broken Bow II to RWE and the corresponding value of $54 million (net of assumed debt and other final adjustments) was paid to Con Edison. RWE Renewables Americas, LLC operated the facility on behalf of Con Edison until the sale and transfer to RWE pursuant to certain service agreements, for which the fees were not material. Following the sale and transfer of Broken Bow II in January 2025, Con Edison did not have any assets or liabilities recorded on a held-for-sale basis.

The carrying amounts of the major classes of assets and liabilities of Broken Bow II, that were transferred from Con Edison to RWE in January 2025, were presented on a held-for-sale basis as of December 31, 2024 and accordingly, excluded net deferred tax liability balances, as follows:

(Millions of Dollars)	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1
Accounts receivable and other receivables - net allowance for uncollectible accounts	2
Restricted cash	8
TOTAL CURRENT ASSETS	11
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation	59
NET PLANT	59
OTHER NONCURRENT ASSETS
Intangible assets, less accumulated amortization	56
Operating lease right-of-use asset	7
TOTAL OTHER NONCURRENT ASSETS	63
TOTAL ASSETS	$133

(Millions of Dollars)	December 31, 2024
LIABILITIES
CURRENT LIABILITIES
Long-term debt due within one year	$2
Operating lease liabilities	2
Other current liabilities	10
TOTAL CURRENT LIABILITIES	14
NONCURRENT LIABILITIES
Asset retirement obligations	3
Operating lease liabilities	5
TOTAL NONCURRENT LIABILITIES	8
LONG-TERM DEBT	57
TOTAL LIABILITIES	$79

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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2024 (File Nos.1-14514 and 1-01217, the Form 10-K).

Information in any item of this report referred to in this discussion and analysis is incorporated by reference herein. The use of terms such as “see” or “refer to” shall be deemed to incorporate by reference into this discussion and analysis the information to which reference is made.

Con Edison, incorporated in New York State in 1997, is a holding company that owns all of the outstanding common stock of CECONY, Orange and Rockland Utilities, Inc. (O&R) and Con Edison Transmission, Inc. (together with its subsidiaries, “Con Edison Transmission”). As used in this report, the term the “Utilities” refers to CECONY and O&R.

Con Edison

CECONY	O&R	Con Edison Transmission
•RECO

Con Edison’s principal business operations are those of the Utilities and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission, through its subsidiaries, invests in electric transmission projects and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects. Con Edison Transmission is considering strategic alternatives with respect to its investment in Mountain Valley Pipeline, LLC (MVP) and both Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye Storage Corporation (Honeoye). See “Investments” in Note A to the First Quarter Financial Statements and “Con Edison Transmission” below.

Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and electric transmission assets. Con Edison invests to provide reliable, resilient, safe and clean energy critical for its New York and New Jersey customers. Con Edison is a responsible neighbor, helping the communities it serves become more sustainable.

In addition to the risks and uncertainties described in Item 1A and the Companies’ material contingencies described in Notes B, G and H to the First Quarter Financial Statements, the Companies’ management considers the following events, trends, and uncertainties to be important to understanding the Companies’ current and future financial condition.

CECONY Electric and Gas Rate Plans
In January 2025, as updated in April 2025, CECONY filed requests with the NYSPSC for electric and gas rate increases of $1,608 million and $349 million, respectively, effective January 2026. The filings reflect a return on common equity of 10.0 percent and a common equity ratio of 48 percent. CECONY’s future earnings will depend on the rates authorized in, and the other provisions of, its January 2026 electric and gas rate plans and CECONY’s ability to operate its businesses in a manner consistent with such rate plans. Therefore, the outcome of CECONY’s rate requests, which require approval by the NYSPSC, will impact the Companies’ future financial condition, results of operations and liquidity. See “Rate Plans” in Note B to the First Quarter Financial Statements.

Aged Accounts Receivable Balances
At March 31, 2025, CECONY’s and O&R’s customer accounts receivables balances of $3,232 million and $133 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,513 million and $26 million, respectively. At December 31, 2024, CECONY’s and O&R’s customer accounts receivables balances of $2,947 million and $113 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,652 million and $32 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivables (balances outstanding in excess of 60 days) of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivables as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. In general, the Utilities suspended collection activities and service disconnections during the COVID-19 pandemic and have since resumed such activities.

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

O&R’s rate plans include reconciliation of uncollectible expenses and late payment charges that are subject to a combined annual threshold of $0.9 million and $0.5 million for electric and gas, respectively. Once the threshold is met, O&R will defer the variance between actual uncollectible expense and late payment charge, and the level set forth in rates that is above the threshold. Recovery/refunds will be made via surcharge/sur-credit. Surcharge recovery is subject to an annual cap that produces no more than a 0.5 percent total customer bill impact per commodity. Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in O&R’s next base rate cases.

Although these regulatory mechanisms are in place, a continued increase in accounts receivable balances has impacted and is expected to continue to impact the Companies’ liquidity. See “Liquidity and Capital Resources,” below, and Note B and Note L to the First Quarter Financial Statements.

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

Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2025 was purchased through the wholesale electricity market administered by the NYISO. To reduce the volatility of its full-service customers’ electric energy costs, the company enters into derivative transactions to hedge the costs of a portion of its expected purchases through the NYISO’s wholesale electricity market.

The NYISO is interconnected with two Canadian system operators, Ontario’s Independent Electricity System Operator and Hydro-Québec, allowing for up to approximately 2500 MW and 2100 MW of imports from Ontario to New York and from Quebec to New York, respectively.

Beginning in February 2025, the President of the United States issued an executive order imposing a 10 percent tariff on most Canadian imports to the United States of “energy or energy resources.” This executive order took effect on March 4, 2025 with an exemption for goods compliant with the United States-Mexico-Canada Agreement. The federal government has not provided guidance regarding the applicability of tariffs to imported Canadian electricity and, as of March 31, 2025, no tariffs are being applied to electricity sales. In March 2025, Ontario announced a 25 percent surcharge on all U.S.-bound electricity that was subsequently paused.

These tariffs, if implemented, may result in increases in electric commodity prices. The Utilities do not make any margin or profit on the electricity they sell and generally recover these costs pursuant to their rate plans.

The Companies are monitoring these actions closely, but are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may result from these governmental actions.

Federal Regulation
Beginning in January 2025, a series of executive orders and presidential memoranda were issued (collectively, Presidential Actions) designed to address areas such as environmental and energy regulations, domestic energy production and retention of domestic generation resources, among other things.

In April 2025, an executive order was issued by the President of the United States that directs the Attorney General to identify and take action against state laws and policies that burden the use of domestic energy resources and that are unconstitutional, preempted by federal law, or otherwise unenforceable (the April 2025 Executive Order). The April 2025 Executive Order directs the Attorney General to identify and stop the enforcement of laws and policies purporting to address climate change or involving environmental, social and governance initiatives, environmental justice, carbon or greenhouse gas emissions and funds to collect carbon penalties or carbon taxes.

The Companies are monitoring these actions closely in an effort to understand any potential impact on the Companies. The Companies are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may result from the Presidential Actions and the April 2025 Executive Order.

Clean Energy Goals
The success of the Companies’ efforts to meet federal, state and city clean energy policy goals and the impact of energy consumers' efforts to meet such goals on CECONY’s electric, gas and steam businesses and O&R’s electric and gas businesses may impact the Companies’ future financial condition. The Utilities expect electric usage to increase and gas and steam usage to decrease in their service territories as federal, state and local laws and policies are enacted and implemented that aim to reduce the carbon intensity of the energy that is consumed in their respective jurisdictions. The Utilities’ and their regulators’ efforts to maintain electric reliability in their service territories as electric usage increases may also impact the Companies’ future financial condition. The long-term future of the Utilities’ gas businesses depends upon the role that natural gas or other gaseous fuels will play in facilitating New York State’s and New York City’s climate goals. In addition, the impact and costs from climate change impacts on the Utilities’ systems and the success of the Utilities’ efforts to maintain system reliability and manage service interruptions resulting from severe weather may impact the Companies’ future financial condition, results of operations and liquidity. See “Federal Regulation,” above.

Offshore Wind
In April 2025, construction of relevant marine activities associated with Empire Wind 1 offshore wind project (810 MW) were suspended in compliance with a stop work order issued by the United States Bureau of Ocean Energy Management. See "Federal Regulation," above. The project was expected to enter commercial operation in 2027 and connect to the New York City electrical grid at CECONY’s Gowanus substation. CECONY is monitoring this development. The NYISO evaluates electric reliability and supply in New York State.

Con Edison Transmission
Con Edison Transmission, through its New York Transco partnership and jointly with the New York Power Authority, is developing the Propel NY Energy transmission project, a 90-mile electric transmission project that is expected to increase high voltage transmission connections between Long Island and the rest of New York State. Con Edison Transmission is also participating in competitive solicitations to develop additional electric projects. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements. In January 2025, the President of the United States issued an executive order temporarily withdrawing all areas on the outer continental shelf from new offshore wind leasing, pending review by the new Administration, noting that nothing in this withdrawal affects rights under existing leases in the withdrawn areas, and further that with respect to such existing leases, the Secretary of the Interior, in consultation with the Attorney General as needed, shall conduct a comprehensive review of the ecological, economic, and environmental necessity of terminating or amending any existing wind energy leases. See “Federal Regulation” above.

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

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 15,494 MMlb of steam annually to approximately 1,500 customers in parts of Manhattan.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended March 31, 2025				At March 31, 2025
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$4,441	93%	$745	94%	$65,806	93%
O&R	356	7	45	6	4,144	6
Total Utilities	$4,797	100%	$790	100%	$69,950	99%
Con Edison Transmission	1	—	10	1	481	1
Other (a)	—	—	(9)	(1)	260	—
Total Con Edison	$4,798	100%	$791	100%	$70,691	100%
(a)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025. See Note Q and Note R to the First Quarter Financial Statements.

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law and implemented a new corporate alternative minimum tax (CAMT) that imposed a 15 percent tax on modified GAAP net income. Under the IRA, a corporation is subject to the CAMT if its average annual adjusted financial statement income for the three taxable year period ending prior to the taxable year exceeds $1,000 million, and applies to tax years beginning after December 31, 2022. Pursuant to the IRA, corporations are entitled to a tax credit (minimum tax credit) to the extent the CAMT liability exceeds the regular tax liability. This amount can be carried forward indefinitely and used in future years when regular tax liability exceeds the CAMT liability.

Beginning in 2024, based on the existing statue, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. The Companies’ CAMT liability did not exceed their regular tax liability for the three months ended March 31, 2025 and 2024. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

New York Legislation
In April 2021, New York passed a law that increased the corporate franchise tax rate on business income from 6.5 percent to 7.25 percent, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875 percent, not to exceed a maximum tax liability of $5 million per taxpayer. New York requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax were scheduled to expire after 2023. In May 2023, New York passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for an additional three years, through tax year 2026 and extended the business capital tax through tax year 2026. New York also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. Con Edison does not expect to be subject to the higher tax rate of 7.25 percent in 2025.

Results of Operations
Net income for common stock and earnings per share for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024	2025	2024
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share
CECONY	$745	$694	$2.13	$2.01
O&R	45	37	0.13	0.11
Con Edison Transmission (a)	10	11	0.03	0.03
Other (b)	(9)	(22)	(0.03)	(0.07)
Con Edison (c)	$791	$720	$2.26	$2.08
(a)Net income for common stock and earnings per share for the three months ended March 31, 2025 includes $2 million or $0.01 a share (after-tax) for accretion of the basis difference of Con Edison's equity investment in MVP. See “Investment in MVP” in Note A to the First Quarter Financial Statements.

(b)    Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025. Net income for common stock and earnings per share for the three months ended March 31, 2025 also included $(3) million or $(0.01) a share (after-tax) on the effects of HLBV accounting for tax equity investments in certain renewable electric projects. Net income for common stock and earnings per share for the three months ended March 31, 2024 includes $(22) million (after-tax) or $(0.07) a share (after-tax) for an adjustment related to the sale of the Clean Energy Businesses. See Note Q and Note R to the First Quarter Financial Statements.

(c)    Earnings per share on a diluted basis were $2.25 a share and $2.08 a share for the three months ended March 31, 2025 and 2024, respectively.

The following table presents the estimated effect of major factors on earnings per share and net income for common stock for the three months ended March 31, 2025 as compared with the 2024 period.

Variation for the Three Months Ended March 31, 2025 vs. 2024
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Steam base rate increase	$26	$0.07
Higher electric rate base	16	0.05
Higher gas rate base	12	0.03
Higher income from allowance for funds used during construction	6	0.02
Lower electric, gas and steam operations and maintenance expense	5	0.02
Higher stock-based compensation	(15)	(0.04)
Dilutive effect of share issuance	—	(0.03)
Other	1	—
Total CECONY	51	0.12
O&R (a)
Gas base rate increase	6	0.02
Electric base rate increase	3	0.01
Other	(1)	(0.01)
Total O&R	8	0.02
Con Edison Transmission
Accretion of the basis difference of Con Edison's equity investment in MVP	2	0.01
Lower investment income primarily due to the recognition in 2024 of Con Edison's proportionate share of MVP's AFUDC income	(1)	—
Other	(2)	(0.01)
Total Con Edison Transmission	(1)	—
Other, including parent company expenses (b)
Loss (gain) and other impacts related to the sale of the Clean Energy Businesses	22	0.07
HLBV effects	(3)	(0.01)
Other	(6)	(0.02)
Total Other, including parent company expenses	13	0.04
Total Reported (GAAP basis)	$71	$0.18

a.Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. The Utilities' gas and CECONY’s steam sales are subject to a weather normalization clause, as a result of which, delivery revenues reflect normal weather conditions during the heating season. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect Con Edison’s results of operations.

b.Other includes the parent company, Con Edison's tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025.

The Companies’ other operations and maintenance expenses for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2025	2024
CECONY
Operations	$485	$488
Pensions and other postretirement benefits	6	39
Health care and other benefits	50	40
Regulatory fees and assessments (a)	124	107
Other	189	115
Total CECONY	$854	$789
O&R	95	96
Con Edison Transmission	2	4
Other (b)	1	(1)
Total other operations and maintenance expenses	$952	$888
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments that are collected in revenues.
(b)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025. See Note Q and Note R to the First Quarter Financial Statements.

A discussion of the results of operations by principal business segment for the three months ended March 31, 2025 and 2024 follows. For additional business segment financial information, see Note M to the First Quarter Financial Statements.

The Companies’ results of operations for the three months ended March 31, 2025 and 2024 were as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Operating revenues	$4,441	$3,971	$356	$308	$1	$1	$—	$—	$4,798	$4,280
Purchased power	635	579	86	70	—	—	—	—	721	649
Fuel	127	88	—	—	—	—	—	—	127	88
Gas purchased for resale	305	235	56	32	—	—	1	—	362	267
Other operations and maintenance	854	789	95	96	2	4	1	(1)	952	888
Depreciation and amortization	533	510	31	29	—	—	—	—	564	539
Taxes, other than income taxes	920	781	26	25	—	—	1	2	947	808
Loss on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	(30)	—	(30)
Operating income (loss)	1,067	989	62	56	(1)	(3)	(3)	(31)	1,125	1,011
Other income	198	156	12	8	16	18	(5)	—	221	182
Net interest expense	293	270	16	14	—	—	4	5	313	289
Income (loss) before income tax expense	972	875	58	50	15	15	(12)	(36)	1,033	904
Income tax expense (benefit)	227	181	13	13	5	4	(3)	(14)	242	184
Net income (loss) for common stock	$745	$694	$45	$37	$10	$11	$(9)	$(22)	$791	$720
(a)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025. See Note Q and Note R to the First Quarter Financial Statements.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended March 31, 2025				For the Three Months Ended March 31, 2024
(Millions of Dollars)	Electric	Gas	Steam	2025 Total	Electric	Gas	Steam	2024 Total	2025-2024 Variation
Operating revenues	$2,686	$1,401	$354	$4,441	$2,441	$1,243	$287	$3,971	$470
Purchased power	621	—	14	635	568	—	11	579	56
Fuel	66	—	61	127	58	—	30	88	39
Gas purchased for resale	—	305	—	305	—	235	—	235	70
Other operations and maintenance	659	139	56	854	612	128	49	789	65
Depreciation and amortization	389	118	26	533	370	114	26	510	23
Taxes, other than income taxes	662	199	59	920	593	151	37	781	139
Operating income	$289	$640	$138	$1,067	$240	$615	$134	$989	$78

Electric
CECONY’s results of electric operations for the three months ended March 31, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2025	March 31, 2024	Variation
Operating revenues	$2,686	$2,441	$245
Purchased power	621	568	53
Fuel	66	58	8
Other operations and maintenance	659	612	47
Depreciation and amortization	389	370	19
Taxes, other than income taxes	662	593	69
Electric operating income	$289	$240	$49

CECONY’s electric sales and deliveries for the three months ended March 31, 2025 compared with the 2024 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2025	March 31, 2024	Variation	Percent Variation		March 31, 2025	March 31, 2024	Variation	Percent Variation
Residential/Religious (b)	3,037	2,591	446	17.2%		$1,131	$965	$166	17.2%
Commercial/Industrial	2,912	2,672	240	9.0		867	737	130	17.6
Retail choice customers	5,183	4,768	415	8.7		603	542	61	11.3
NYPA, Municipal Agency and other sales	2,443	2,301	142	6.2		197	177	20	11.3
Other operating revenues (c)	—	—	—	—		(112)	20	(132)	Large
Total	13,575	12,332	1,243	10.1%	(d)	$2,686	$2,441	$245	10.0%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 6.2 percent in the three months ended March 31, 2025 compared with the 2024 period.

Operating revenues increased $245 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to an increase in revenues from the electric rate plan ($148 million), higher purchased power expenses ($53 million) and higher operating revenue primarily driven by surcharge and lower deferral activity ($23 million).

Purchased power expenses increased $53 million in the three months ended March 31, 2025 compared with the 2024 period due to higher purchased volumes ($36 million) and higher unit costs ($17 million).

Fuel expenses increased $8 million in the three months ended March 31, 2025 compared with the 2024 period due to higher unit costs ($18 million), offset in part by lower purchased volumes from the company's electric generating facilities ($10 million).

Other operations and maintenance expenses increased $47 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to higher total surcharges for assessments and fees that are collected in revenues from customers ($20 million), higher stock-based compensation ($16 million) and higher health care costs ($11 million).

Depreciation and amortization expenses increased $19 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $69 million in the three months ended March 31, 2025 compared with the 2024 period due to higher property taxes ($67 million) and higher state and local revenue taxes ($2 million), offset in part by higher deferral of under-collected property taxes ($3 million).

Gas
CECONY’s results of gas operations for the three months ended March 31, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2025	March 31, 2024	Variation
Operating revenues	$1,401	$1,243	$158
Gas purchased for resale	305	235	70
Other operations and maintenance	139	128	11
Depreciation and amortization	118	114	4
Taxes, other than income taxes	199	151	48
Gas operating income	$640	$615	$25

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2025 compared with the 2024 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2025	March 31, 2024	Variation	Percent Variation		March 31, 2025	March 31, 2024	Variation	Percent Variation
Residential	26,261	20,652	5,609	27.2%		$592	$501	$91	18.2%
General	15,881	12,519	3,362	26.9		336	275	61	22.2
Firm transportation	35,084	29,498	5,586	18.9		430	405	25	6.2
Total firm sales and transportation	77,226	62,669	14,557	23.2%	(b)	$1,358	$1,181	$177	15.0%
Interruptible sales	1,110	1,185	(75)	(6.3)		12	12	—	—
NYPA	9,900	12,991	(3,091)	(23.8)		1	1	—	—
Generation plants	12,697	12,949	(252)	(1.9)		4	5	(1)	(20.0)
Other	6,247	6,290	(43)	(0.7)		15	14	1	7.1
Other operating revenues (c)	—	—	—	—		11	30	(19)	(63.3)
Total	107,180	96,084	11,096	11.5%		$1,401	$1,243	$158	12.7%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area increased 1.9 percent in the three months ended March 31, 2025 compared with the 2024 period.
(c)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues increased $158 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to an increase in gas revenues under the company's gas rate plan ($89 million) and higher gas purchased for resale expenses ($70 million), offset in part by higher interest accrual on net plant reconciliations ($8 million).

Gas purchased for resale increased $70 million in the three months ended March 31, 2025 compared with the 2024 period due to higher unit costs ($55 million) and higher purchased volumes ($15 million).

Other operations and maintenance expenses increased $11 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to higher total surcharges for assessments and fees that are collected in revenues from customers ($4 million), uncollectible expenses ($4 million) and higher stock-based compensation ($3 million).

Depreciation and amortization expenses increased $4 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $48 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to lower deferral of under-collected property taxes ($34 million), higher property taxes ($9 million) and higher state and local revenue taxes ($5 million).

Steam
CECONY’s results of steam operations for the three months ended March 31, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2025	March 31, 2024	Variation
Operating revenues	$354	$287	$67
Purchased power	14	11	3
Fuel	61	30	31
Other operations and maintenance	56	49	7
Depreciation and amortization	26	26	—
Taxes, other than income taxes	59	37	22
Steam operating income	$138	$134	$4

CECONY’s steam sales and deliveries for the three months ended March 31, 2025 compared with the 2024 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2025	March 31, 2024	Variation	Percent Variation		March 31, 2025	March 31, 2024	Variation	Percent Variation
General	308	251	57	22.7%		$20	$17	$3	17.6%
Apartment house	2,355	2,105	250	11.9		95	78	17	21.8
Annual power	5,007	4,293	714	16.6		240	202	38	18.8
Other operating revenues (a)	—	—	—	—		(1)	(10)	9	(90.0)
Total	7,670	6,649	1,021	15.4%	(b)	$354	$287	$67	23.3%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather prior to November 1, 2023, and billing days, steam sales and deliveries in the company's service area decreased 4.9 percent in the three months ended March 31, 2025 compared with the 2024 period.

Operating revenues increased $67 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to an increase in steam revenues under the company's steam rate plan ($33 million), higher fuel expenses ($31 million) and higher purchased power expenses ($3 million).

Purchased power expenses increased $3 million in the three months ended March 31, 2025 compared with the 2024 period due to higher unit costs ($4 million), offset in part by lower purchased volumes ($1 million).

Fuel expenses increased $31 million in the three months ended March 31, 2025 compared with the 2024 period due to higher unit costs ($26 million) and higher purchased volumes from the company’s steam generating facilities ($5 million).

Other operations and maintenance expenses increased $7 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to an increase in municipal infrastructure support ($4 million), higher stock-based compensation ($1 million), higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($1 million) and higher health care costs ($1 million).

Taxes, other than income taxes increased $22 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to a lower deferral of under-collected property taxes ($19 million), higher property taxes ($1 million) and higher state and local revenue taxes ($1 million).

Taxes, Other Than Income Taxes
At $920 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the three months ended March 31, 2025. The principal components of, and variations in, taxes other than income taxes were:

	For the Three Months Ended March 31,
(Millions of Dollars)	2025		2024		Variation
Property taxes	$726		$649		$77
State and local taxes related to revenue receipts	128		120		8
Payroll taxes	35		31		4
Other taxes (b)	31		(19)		50
Total	$920	(a)	$781	(a)	$139
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2025 and 2024 were $1,157 million and $978 million, respectively.
(b)Including the deferral of over-collected property taxes in 2025 of $30 million and the deferral of under-collected property taxes in 2024 of $20 million, respectively.

Other Income (Deductions)
Other income increased $42 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to higher credits associated with components of pension and other postretirement benefits other than service cost ($46 million), offset in part by higher expenses resulting from investment performance in the deferred compensation plan ($7 million).

Net Interest Expense
Net interest expense increased $23 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to higher interest on long-term debt resulting from increased debt balances ($34 million), offset in part by lower interest on short-term debt ($15 million).

Income Tax Expense
Income taxes increased $46 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to higher income before income tax expense ($26 million) and lower amortization of excess deferred federal income taxes ($39 million), offset in part by a higher benefit from the annual amortization of Metropolitan Transportation Authority (MTA) tax-surcredit ($12 million) and higher write-offs of uncollectible accounts, net of COVID-19 assistance ($7 million).

O&R

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
(Millions of Dollars)	Electric	Gas	2025 Total	Electric	Gas	2024 Total	2025-2024 Variation
Operating revenues	$215	$141	$356	$195	$113	$308	$48
Purchased power	86	—	86	70	—	70	16
Gas purchased for resale	—	56	56	—	32	32	24
Other operations and maintenance	75	20	95	75	21	96	(1)
Depreciation and amortization	21	10	31	20	9	29	2
Taxes, other than income taxes	16	10	26	16	9	25	1
Operating income (loss)	$17	$45	$62	$14	$42	$56	$6

Electric

O&R’s results of electric operations for the three months ended March 31, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2025	March 31, 2024	Variation
Operating revenues	$215	$195	$20
Purchased power	86	70	16
Other operations and maintenance	75	75	—
Depreciation and amortization	21	20	1
Taxes, other than income taxes	16	16	—
Electric operating income	$17	$14	$3

O&R’s electric sales and deliveries for the three months ended March 31, 2025 compared with the 2024 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2025	March 31, 2024	Variation	Percent Variation		March 31, 2025	March 31, 2024	Variation	Percent Variation
Residential/Religious (b)	560	500	60	12.0%		$125	$107	$18	16.8%
Commercial/Industrial	287	238	49	20.6		48	40	8	20.0
Retail choice customers	536	582	(46)	(7.9)		34	42	(8)	(19.0)
Public authorities	29	27	2	7.4		4	3	1	33.3
Other operating revenues (c)	—	—	—	—		4	3	1	33.3
Total	1,412	1,347	65	4.8%	(d)	$215	$195	$20	10.3%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 1.5 percent in the three months ended March 31, 2025 compared with the 2024 period.

Operating revenues increased $20 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to higher purchased power expenses ($16 million) and higher revenues from the company's New York electric rate plan ($5 million).

Purchased power expense increased $16 million in the three months ended March 31, 2025 compared with the 2024 period due to higher purchased volumes ($8 million) and higher unit costs ($8 million).

Gas
O&R’s results of gas operations for the three months ended March 31, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2025	March 31, 2024	Variation
Operating revenues	$141	$113	$28
Gas purchased for resale	56	32	24
Other operations and maintenance	20	21	(1)
Depreciation and amortization	10	9	1
Taxes, other than income taxes	10	9	1
Gas operating income	$45	$42	$3

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2025 compared with the 2024 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2025	March 31, 2024	Variation	Percent Variation		March 31, 2025	March 31, 2024	Variation	Percent Variation
Residential	7,145	5,974	1,171	19.6%		$109	$85	$24	28.2%
General	1,511	725	786	Large		19	9	10	Large
Firm transportation	2,601	2,370	231	9.7		18	17	1	5.9
Total firm sales and transportation	11,257	9,069	2,188	24.1%	(b)	$146	$111	$35	31.5%
Interruptible sales	1,092	747	345	46.2		2	2	—	—
Generation plants	2	2	—	—		—	—	—	—
Other	345	305	40	13.1		—	—	—	—
Other gas revenues	—	—	—	—		(7)	—	(7)	Large
Total	12,696	10,123	2,573	25.4%		$141	$113	$28	24.8%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R's service area increased 3.8 percent in the three months ended March 31, 2025 compared with the 2024 period.

Operating revenues increased $28 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to higher gas purchased for resale ($24 million) and revenues from the company's New York gas rate plan ($4 million).

Gas purchased for resale increased $24 million in the three months ended March 31, 2025 compared with the 2024 period due to higher purchased volumes ($12 million) and higher unit costs ($12 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2025 compared with 2024 for the three months ended March 31, 2025. The principal components of taxes, other than income taxes, were:

	For the Three Months Ended March 31,
(Millions of Dollars)	2025		2024		Variation
Property taxes	$18		$18		$—
State and local taxes related to revenue receipts	4		4		—
Payroll taxes	4		3		1
Total	$26	(a)	$25	(a)	$1
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2025 and 2024 were $34 million and $33 million, respectively.

Other Income (Deductions)
Other income increased $4 million in the three months ended March 31, 2025 compared with the 2024 period primarily due to higher credits associated with components of pension and other postretirement benefits other than service cost ($3 million).
Other
Income Tax Expense
Income taxes increased $11 million in the three months ended March 31, 2025 compared with the 2024 period due to lower loss before income tax benefit ($8 million) and the absence of production tax credits related to the Broken Bow II wind project that was transferred and sold in January 2025 ($3 million).

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

Con Edison and the Utilities have a $2,500 million revolving credit agreement (the Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until March 2029, unless extended for an additional one-year term, subject to certain conditions. CECONY has a $500 million 364-day revolving credit agreement (the CECONY Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until March 2026, subject to certain conditions. Con Edison and the Utilities have not entered into any loans under the Credit Agreement and CECONY has not entered into any loans under the CECONY Credit Agreement. See Note D to the First Quarter Financial Statements.

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

The FERC has authorized CECONY through April 30, 2026 and O&R through July 31, 2026 to issue short-term borrowings for a period of not more than 12 months, in an amount not to exceed $4,000 million and $250 million, respectively, at prevailing market rates.

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statements of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the three months ended March 31, 2025 and 2024 are summarized as follows:

	For the Three Months Ended March 31,
	CECONY		O&R		Con Edison Transmission		Other (a)(b)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Operating activities	$763	$522	$47	$45	$13	$(4)	$14	$10	$837	$573
Investing activities	(1,169)	(1,266)	(93)	(78)	(14)	—	45	—	(1,231)	(1,344)
Financing activities	(555)	(290)	47	45	(2)	(1)	(69)	(3)	(579)	(249)
Net change for the period	(961)	(1,034)	1	12	(3)	(5)	(10)	7	(973)	(1,020)
Balance at beginning of period	1,254	1,138	38	23	23	25	18	9	1,333	1,195
Balance at end of period (c)	$293	$104	$39	$35	$20	$20	$8	$16	$360	$175
Less: Balance held for sale (d)	—	—	—	—	—	—	—	6	—	6
Balance at end of period excluding held for sale	$293	$104	$39	$35	$20	$20	$8	$10	$360	$169
(a) Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025. See Note Q and Note R to the First Quarter Financial Statements.
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

In general, the Utilities suspended service disconnections during the COVID-19 pandemic and have since resumed such activities in accordance with applicable law. At March 31, 2025, CECONY's and O&R's customer accounts receivables balances of $3,232 million and $133 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,513 million and $26 million, respectively. A continued increase in accounts receivable balances has impacted and is expected to continue to impact the Companies' liquidity. See “Aged Accounts Receivable Balances,” above.

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

Net cash flows from operating activities for the three months ended March 31, 2025 for Con Edison were $264 million higher than in the 2024 period. The change in net cash flows for Con Edison primarily reflects:
•a decrease in revenue decoupling mechanism receivables of $104 million;
•an increase in accounts payable of $38 million;
•higher net deferred credits, noncurrent liabilities, leases and other regulatory liabilities balances of $32 million;
•an increase in accrued taxes of $25 million; and
•a decrease in unbilled revenue and net unbilled revenue deferrals of $19 million.

Net cash flows from operating activities for the three months ended March 31, 2025 for CECONY were $241 million higher than in the 2024 period. The change in net cash flows for CECONY primarily reflects:
•an increase in other current liabilities of $147 million; and
•a decrease in the revenue decoupling mechanism receivable of $99 million.

Cash Flows Used in Investing Activities
The following table summarizes key components of Con Edison’s investing cash flows.

	For the Three Months Ended March 31,
(Millions of Dollars)	2025	2024	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(1,155)	$(1,237)	$82
Cost of removal less salvage	(107)	(107)	—
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	45	—	45
Other investing activities	(14)	—	(14)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(1,231)	$(1,344)	$113
Net cash flows used in investing activities for Con Edison were $113 million lower for the three months ended March 31, 2025 compared with the 2024 period. The change for Con Edison primarily reflects:
•a decrease in utility capital expenditures of $82 million; and

•the proceeds from the sale of Broken Bow II, net of cash and cash equivalents sold in 2025 of $45 million;
Offset in part by
•an increase in other investing activities of ($14 million).

The following table summarizes key components of CECONY’s investing cash flows.

	For the Three Months Ended March 31,
(Millions of Dollars)	2025	2024	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(1,064)	$(1,160)	$96
Cost of removal less salvage	(105)	(106)	1
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(1,169)	$(1,266)	$97
Net cash flows used in investing activities for CECONY were $97 million lower for the three months ended March 31, 2025 compared with the 2024 period. The change for CECONY primarily reflects:
•a decrease in utility capital expenditures of $96 million.

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

Cash Flows Used In Financing Activities
The following table summarizes key components of Con Edison’s financing cash flows.

	For the Three Months Ended March 31,
(Millions of Dollars)	2025	2024	Variance
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	$(1,820)	$11	$(1,831)
Borrowing under term loan	200	—	200
Debt issuance costs	(1)	(1)	—
Common stock dividends	(282)	(274)	(8)
Issuance of common shares - public offering	1,308	—	1,308
Issuance of common shares for stock plans	16	15	1
NET CASH FLOWS USED IN FINANCING ACTIVITIES	$(579)	$(249)	$(330)

Net cash flows used in financing activities for Con Edison were $330 million higher for the three months ended March 31, 2025 compared with the 2024 period and reflect the following transactions:
•an increase in the net payment of short-term debt of $1,831 million;
Offset in part by:
•the issuance of common shares of ($1,308 million) in aggregate in the 2025 period, the proceeds from the sale of which were used to invest in its subsidiaries for funding of their capital requirements and to repay short-term debt incurred for that purpose (see Note C to the First Quarter Financial Statements); and
•an increase in the borrowing under term loan ($200 million).

The following table summarizes key components of CECONY’s financing cash flows.

	For the Three Months Ended March 31,
(Millions of Dollars)	2025	2024	Variance
FINANCING ACTIVITIES
Net payment of short-term debt	$(1,694)	$(46)	$(1,648)
Borrowing under term loan	200	—	200
Debt issuance costs	(2)	(1)	(1)
Capital contribution by Con Edison	1,225	25	1,200
Dividend to Con Edison	(284)	(268)	(16)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	$(555)	$(290)	$(265)

Net cash flows used in financing activities for CECONY were $265 million higher for the three months ended March 31, 2025 compared with the 2024 period and reflects the following transactions:
•an increase in the net payment of short-term debt of $1,648 million;
Offset in part by
•an increase in contributed equity from Con Edison of ($1,200 million); and
•an increase in the borrowing under term loan ($200 million).

Cash flows from financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at March 31, 2025 and 2024 and the average daily balances for the three months ended March 31, 2025 and 2024 for Con Edison and CECONY were as follows:

	2025		2024
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31,	Daily average	Outstanding at March 31,	Daily average
Con Edison	$350	$1,362	$2,299	$2,266
CECONY	$—	$952	$1,857	$1,854
Weighted average yield	4.6%	4.6%	5.5%	5.6%

Capital Resources
For each of the Companies, the common equity ratio at March 31, 2025 and December 31, 2024 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2025	December 31, 2024
Con Edison	49.1	47.1
CECONY	48.0	46.0

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at March 31, 2025 and December 31, 2024 are summarized as follows.

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
ASSETS
Current assets	$5,852	$6,298	$410	$385	$23	$26	$(152)	$(45)	$6,133	$6,664
Investments	684	684	22	23	434	419	(4)	—	1,136	1,126
Net plant	49,573	48,983	3,224	3,166	16	17	—	(1)	52,813	52,165
Other noncurrent assets	9,697	9,685	488	486	8	7	416	429	10,609	10,607
Total Assets	$65,806	$65,650	$4,144	$4,060	$481	$469	$260	$383	$70,691	$70,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,129	$5,559	$401	$467	$6	$7	$244	$400	$4,780	$6,433
Noncurrent liabilities	16,617	16,711	1,235	1,209	(60)	(65)	(317)	(339)	17,475	17,516
Long-term debt	23,411	23,409	1,242	1,242	—	—	—	—	24,653	24,651
Equity	21,649	19,971	1,266	1,142	535	527	333	322	23,783	21,962
Total Liabilities and Equity	$65,806	$65,650	$4,144	$4,060	$481	$469	$260	$383	$70,691	$70,562
(a) Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, the sale and transfer of which was completed in January 2025. See Note Q and Note R to the First Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at March 31, 2025 were $446 million lower than at December 31, 2024. The change in current assets primarily reflects a decrease in cash and temporary cash investments ($961 million) and accrued unbilled revenue ($320 million), offset in part by an increase in prepayments ($550 million) and customer accounts receivable, net of allowance for uncollectible accounts ($285 million) (see "Aged Accounts Receivable Balances,” above).

Net plant at March 31, 2025 was $591 million higher than at December 31, 2024. The change in net plant primarily reflects an increase in electric ($634 million), gas ($133 million) and general ($80 million) plant balances and an increase in construction work in progress ($15 million), offset in part by an increase in accumulated depreciation ($269 million) and a decrease in steam ($2 million) plant balances.

Current liabilities at March 31, 2025 were $1,430 million lower than at December 31, 2024. The change in current liabilities primarily reflects a decrease in notes payable ($1,694 million), offset in part by an increase in accrued interest ($132 million) and the fair value of derivative liabilities ($126 million).

Other noncurrent liabilities at March 31, 2025 were $94 million lower than at December 31, 2024. The change in other noncurrent liabilities primarily reflects a decrease in net unbilled revenue deferrals ($255 million) and unrecognized pension and other postretirement costs ($164 million). The decrease was offset in part by an increase in the deferred income taxes and unamortized investment tax credits ($235 million), other deferred credits and noncurrent liabilities ($46 million), fair value of derivative liabilities ($37 million) and pensions and retiree benefits ($7 million). See Note B and Note E to the First Quarter Financial Statements.

Equity at March 31, 2025 was $1,678 million higher than at December 31, 2024. The change in equity primarily reflects net income for the three months ended March 31, 2025 ($745 million) and capital contributions from Con Edison ($1,225 million) in 2025, offset in part by common stock dividends to Con Edison ($284 million) in 2025 and a decrease in other comprehensive income ($8 million).

O&R
Current assets at March 31, 2025 were $25 million higher than at December 31, 2024. The change in current assets primarily reflects an increase in customer accounts receivable, net of allowance for uncollectible accounts ($24 million) (see "Aged Accounts Receivable Balances,” above).

Net plant at March 31, 2025 was $58 million higher than at December 31, 2024. The change in net plant primarily reflects an increase in electric ($32 million), gas ($24 million) and general ($5 million) plant balances and an increase in construction work in progress ($3 million), offset in part by an increase in accumulated depreciation ($6 million).

Current liabilities at March 31, 2025 were $66 million lower than at December 31, 2024. The change in current liabilities primarily reflects a decrease in notes payable ($36 million), accounts payable ($23 million) and accounts payable to affiliated companies ($6 million).

Other noncurrent liabilities at March 31, 2025 were $26 million higher than at December 31, 2024. The change in other noncurrent liabilities primarily reflects an increase in deferred income taxes and unamortized investment tax credits ($15 million) and other deferred credits and noncurrent liabilities ($8 million).

Equity at March 31, 2025 was $124 million higher than at December 31, 2024. The change in equity primarily reflects net income for the three months ended March 31, 2025 ($45 million) and capital contributions from Con Edison ($100 million) in 2025, offset in part by common stock dividends to Con Edison ($17 million) in 2025 and a decrease in other comprehensive income ($4 million).

Con Edison Transmission
Investments at March 31, 2025 were $15 million higher than at December 31, 2024. The increase in investments primarily reflects additional investment in New York Transco ($14 million).

Con Edison Transmission
The following table presents Con Edison Transmission's ownership interests in New York Transco's electric transmission projects.

	Ownership Interest	In-Service Date/Anticipated	Base Return on Common Equity (ROE) plus Incentives	Common Equity Ratio
Transmission Owner Transmission Solutions (TOTS) (a)	45.7%	2016	9.5% plus 0.50% = 10.0%	53%
New York Energy Solution (NYES) (b)	45.7%	2023/2025	9.65% plus 1% =10.65%	53%
Propel NY Energy (c)	41.7% of New York Transco's share	2030	10.3% plus 1% = 11.3%	53%
(a)TOTS is a group of three electric power bulk transmission projects ($217 million total cost) constructed on the New York bulk transmission system to increase transfer capability between upstate and downstate New York. In March 2025, the FERC set for settlement New York Transco's petition requesting an updated base ROE of 10.9 percent.
(b)The NYES project was constructed to relieve transmission congestion between upstate and downstate (estimated cost of approximately $800 million). In June 2024, construction of the Dover Station, an additional network upgrade to support the NYES project, resumed following the reissuance of its permits and is anticipated to be completed by June 2025. In March 2025, the FERC set for settlement New York Transco's petition requesting an updated base ROE of 10.9 percent.
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

Con Edison Transmission owns a 6.6 percent interest in MVP as of March 31, 2025. MVP is a joint venture among five partners, including Con Edison Transmission, that constructed and operates the Mountain Valley Pipeline, a 303-mile gas transmission project in West Virginia and Virginia that entered service in June 2024. Con Edison Transmission is considering strategic alternatives with respect to its investment in MVP.

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

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the capital expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at March 31, 2025, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $8 million and $7 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

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

Con Edison estimates that, as of March 31, 2025, a 10 percent decline in market prices would result in a decline in fair value of $137 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $125 million is for CECONY and $12 million is for O&R. As of March 31, 2024, Con Edison estimated that a 10 percent decline in market prices would result in a decline in fair value of $147 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $135 million is for CECONY and $12 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

The Companies’ current investment policy for pension plan assets includes investment targets of 26 to 30 percent equity securities, 42 to 60 percent debt securities and 14 to 30 percent alternatives. At March 31, 2025, the pension plan investments consisted of 26 percent equity securities, 52 percent debt securities and 22 percent alternatives.

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

Part II Other Information

Item 1: Legal Proceedings
For information about certain legal proceedings affecting the Companies, see "Other Regulatory Matters" in Note B and Notes G and H to the financial statements in Part I, Item 1 of this report, that is incorporated herein by reference.

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 5: Other Information
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Item 6: Exhibits
Con Edison

Exhibit 10.1	Form of Long Term Incentive Plan Award for Directors under the Consolidated Edison, Inc. 2023 Long Term Incentive Plan.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 10.2
364-Day Revolving Credit Agreement, dated as of March 24, 2025, among CECONY, the lenders party thereto and Bank of America, N.A., as Administrative Agent (Designated in CECONY’s Current Report on Form 8-K, dated March 24, 2025 (File No. 1-1217) as Exhibit 10).

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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: May 1, 2025	By	/s/ Kirkland B. Andrews
Kirkland B. Andrews Senior Vice President, Chief Financial Officer and Duly Authorized Officer