Form 10-Q
period 2025-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2025-08-07
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2025
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

As of July 31, 2025, Con Edison had outstanding 360,651,665 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., a former subsidiary of Con Edison
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSPSC	New York State Public Service Commission
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification Topic
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
NOL	Net Operating Loss
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

Environmental
GHG	Greenhouse gases
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
Dt	Dekatherm
kWh	Kilowatt-hour
MMlb	Million pounds
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
COVID-19	Coronavirus Disease 2019 and any mutations or variants thereof
Second Quarter Financial Statements	Consolidated financial statements included in the Companies' Quarterly Report on Form 10-Q for the quarterly period ended June 30 of the current year
IRA	The federal Inflation Reduction Act, as enacted on August 16, 2022
OBBBA	The federal One Big Beautiful Bill Act, as enacted on July 4, 2025
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017

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
•the Companies face risks related to supply chain disruptions, inflation and the imposition of tariffs (or subsequent changes to tariffs once announced or implemented); and
•the Companies also face other risks that are beyond their control.
This list of factors is not all-inclusive because it is not possible to predict all factors that could cause actual results or developments to differ from the forward-looking statements. The Companies assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars/Except Share Data)	2025	2024	2025	2024
OPERATING REVENUES
Electric	$2,777	$2,550	$5,678	$5,180
Gas	711	582	2,253	1,939
Steam	106	88	460	374
Non-utility	1	—	2	2
TOTAL OPERATING REVENUES	3,595	3,220	8,393	7,495
OPERATING EXPENSES
Purchased power	649	556	1,370	1,199
Fuel	27	15	154	103
Gas purchased for resale	171	68	533	335
Other operations and maintenance	923	967	1,875	1,856
Depreciation and amortization	576	512	1,140	1,051
Taxes, other than income taxes	894	782	1,841	1,590
TOTAL OPERATING EXPENSES	3,240	2,900	6,913	6,134
Loss on sale of the Clean Energy Businesses	—	—	—	(30)
OPERATING INCOME	355	320	1,480	1,331
OTHER INCOME (DEDUCTIONS)
Investment income	17	11	33	30
Other income	214	155	415	319
Allowance for equity funds used during construction	18	10	36	20
Other deductions	(8)	(16)	(22)	(27)
TOTAL OTHER INCOME	241	160	462	342
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE (BENEFIT)	596	480	1,942	1,673
INTEREST EXPENSE (INCOME)
Interest on long-term debt	292	267	584	522
Other interest expense	26	36	64	83
Allowance for borrowed funds used during construction	(18)	(15)	(36)	(28)
NET INTEREST EXPENSE	300	288	612	577
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	296	192	1,330	1,096
INCOME TAX EXPENSE (BENEFIT)	50	(10)	292	174
NET INCOME FOR COMMON STOCK	$246	$202	$1,038	$922
Net income per common share - basic	$0.68	$0.58	$2.93	$2.67
Net income per common share - diluted	$0.68	$0.58	$2.92	$2.66
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	360.4	345.9	354.5	345.7
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	361.7	347.1	355.8	346.9
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2025	2024	2025	2024
NET INCOME	$246	$202	$1,038	$922
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	(12)	(4)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	—	(12)	(4)
COMPREHENSIVE INCOME	$246	$202	$1,026	$918
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2025	2024
OPERATING ACTIVITIES
Net income	$1,038	$922
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	1,140	1,051
Deferred income taxes	301	161
Rate case amortization and accruals	130	115
Pre-tax loss on sale of the Clean Energy Businesses	—	30
Other non-cash items, net	(99)	(36)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	52	(61)
Revenue decoupling mechanism receivable	37	(46)
Other receivables, net and other current assets	129	197
Taxes receivable	144	—
Unbilled revenue and net unbilled revenue deferrals	22	14
Prepayments	71	32
Accounts payable	35	(166)
Pensions and retiree benefits obligations, net	(284)	(70)
Pensions and retiree benefits contributions	(9)	(9)
Accrued taxes	(13)	(14)
Accrued interest	12	19
Superfund and other environmental costs, net	(14)	(15)
Distributions from equity investments	33	2
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(178)	(264)
Deferred credits, noncurrent liabilities and other regulatory liabilities	206	191
Other current liabilities	63	(141)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,816	1,912
INVESTING ACTIVITIES
Utility capital expenditures	(2,420)	(2,396)
Cost of removal less salvage	(251)	(214)
Non-utility capital expenditures	(1)	—
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	45	—
Other investing activities	(28)	(12)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,655)	(2,622)
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	(950)	164
Issuance of long-term debt	—	1,400
Borrowing under term loan	200	—
Debt issuance costs	(1)	(23)
Common stock dividends	(576)	(549)
Issuance of common shares - public offering	1,308	—
Issuance of common shares for stock plans	32	30
NET CASH FLOWS FROM FINANCING ACTIVITIES	13	1,022
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	174	312
BALANCE AT BEGINNING OF PERIOD	1,333	1,195
BALANCE AT END OF PERIOD	$1,507	$1,507
LESS: CHANGE IN CASH AND RESTRICTED CASH BALANCES HELD FOR SALE	—	7
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$1,507	$1,500
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid (received) during the period for:
Interest, net of capitalized interest	$560	$520
Income taxes	$(181)	$4
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$342	$482
Issuance of common shares for dividend reinvestment	$25	$25
Equipment acquired but unpaid as of end of period	$6	$11
                The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,506	$1,324
Accounts receivable – customers, net allowance for uncollectible accounts of $615 and $620 in 2025 and 2024, respectively	2,393	2,440
Other receivables, net allowance for uncollectible accounts of $42 and $41 in 2025 and 2024, respectively	171	292
Accrued unbilled revenue	641	848
Taxes receivable	1	145
Fuel oil, gas in storage, materials and supplies, at average cost	490	485
Prepayments	374	445
Regulatory assets	112	141
Restricted cash	1	—
Revenue decoupling mechanism receivable	165	202
Fair value of derivative assets	32	15
Assets held for sale	—	133
Other current assets	164	194
TOTAL CURRENT ASSETS	6,050	6,664
INVESTMENTS	1,186	1,126
UTILITY PLANT, AT ORIGINAL COST
Electric	42,722	41,206
Gas	15,481	15,127
Steam	3,203	3,187
General	5,043	4,851
TOTAL	66,449	64,371
Less: Accumulated depreciation	15,912	15,384
Net	50,537	48,987
Construction work in progress	3,075	3,165
NET UTILITY PLANT	53,612	52,152
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $25 in 2025 and 2024	12	12
Construction work in progress	1	1
NET PLANT	53,625	52,165
OTHER NONCURRENT ASSETS
Goodwill	408	408
Regulatory assets	5,519	5,523
Pension and retiree benefits	3,834	3,791
Operating lease right-of-use asset	477	493
Fair value of derivative assets	47	27
Other deferred charges and noncurrent assets	355	365
TOTAL OTHER NONCURRENT ASSETS	10,640	10,607
TOTAL ASSETS	$71,501	$70,562
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Term loan	$700	$500
Notes payable	1,220	2,170
Accounts payable	1,552	1,676
Customer deposits	448	412
Accrued taxes	58	70
Accrued interest	211	199
Accrued wages	142	127
Fair value of derivative liabilities	82	52
Regulatory liabilities	71	102
System benefit charge	467	447
Operating lease liabilities	120	118
Liabilities held for sale	—	79
Other current liabilities	443	481
TOTAL CURRENT LIABILITIES	5,514	6,433
NONCURRENT LIABILITIES
Provision for injuries and damages	191	181
Pensions and retiree benefits	561	551
Superfund and other environmental costs	1,027	1,037
Asset retirement obligations	462	453
Fair value of derivative liabilities	97	96
Deferred income taxes and unamortized investment tax credits	9,245	8,874
Operating lease liabilities	394	386
Regulatory liabilities	5,034	5,444
Other deferred credits and noncurrent liabilities	563	494
TOTAL NONCURRENT LIABILITIES	17,574	17,516
LONG-TERM DEBT	24,657	24,651
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
SHAREHOLDERS' EQUITY (See Consolidated Statement of Shareholders' Equity)	23,756	21,962
TOTAL LIABILITIES AND EQUITY	$71,501	$70,562
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	345	$37	$9,861	$13,377	34	$(2,017)	$(122)	$22	$21,158
Net income				720					720
Common stock dividends ($0.83 per share)				(287)					(287)
Issuance of common shares for stock plans	1	1	27						28
Other comprehensive loss								(4)	(4)
BALANCE AS OF MARCH 31, 2024	346	$38	$9,888	$13,810	34	$(2,017)	$(122)	$18	$21,615
Net income				202					202
Common stock dividends ($0.83 per share)				(287)					(287)
Issuance of common shares for stock plans			30						30
BALANCE AS OF JUNE 30, 2024	346	$38	$9,918	$13,725	34	$(2,017)	$(122)	$18	$21,560

BALANCE AS OF DECEMBER 31, 2024	347	$38	$9,986	$14,048	34	$(2,017)	$(122)	$29	$21,962
Net income				791					791
Common stock dividends ($0.85 per share)				(295)					(295)
Issuance of common shares - public offering	13		1,326				(18)		1,308
Issuance of common shares for stock plans		1	28						29
Other comprehensive loss								(12)	(12)
BALANCE AS OF MARCH 31, 2025	360	$39	$11,340	$14,544	34	$(2,017)	$(140)	$17	$23,783
Net income				246					246
Common stock dividends ($0.85 per share)				(306)					(306)
Issuance of common shares for stock plans	1		30						30
Stock awards			3						3
BALANCE AS OF JUNE 30, 2025	361	$39	$11,373	$14,484	34	$(2,017)	$(140)	$17	$23,756
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2025	2024	2025	2024
OPERATING REVENUES
Electric	$2,581	$2,370	$5,267	$4,812
Gas	653	538	2,055	1,781
Steam	106	88	460	374
TOTAL OPERATING REVENUES	3,340	2,996	7,782	6,967
OPERATING EXPENSES
Purchased power	579	498	1,215	1,076
Fuel	27	15	154	103
Gas purchased for resale	148	57	453	292
Other operations and maintenance	826	871	1,680	1,659
Depreciation and amortization	544	482	1,077	993
Taxes, other than income taxes	869	759	1,789	1,540
TOTAL OPERATING EXPENSES	2,993	2,682	6,368	5,663
OPERATING INCOME	347	314	1,414	1,304
OTHER INCOME (DEDUCTIONS)
Investment and other income	202	147	393	303
Allowance for equity funds used during construction	17	9	33	18
Other deductions	(10)	(14)	(19)	(23)
TOTAL OTHER INCOME	209	142	407	298
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	556	456	1,821	1,602
INTEREST EXPENSE (INCOME)
Interest on long-term debt	277	253	554	495
Other interest expense	25	29	58	71
Allowance for borrowed funds used during construction	(16)	(13)	(33)	(26)
NET INTEREST EXPENSE	286	269	579	540
INCOME BEFORE INCOME TAX EXPENSE	270	187	1,242	1,062
INCOME TAX EXPENSE	48	1	275	182
NET INCOME	$222	$186	$967	$880

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2025	2024	2025	2024
NET INCOME	$222	$186	$967	$880
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	(8)	—
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	—	(8)	—
COMPREHENSIVE INCOME	$222	$186	$959	$880
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2025	2024
OPERATING ACTIVITIES
Net income	$967	$880
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	1,077	993
Deferred income taxes	214	104
Rate case amortization and accruals	131	104
Other non-cash items, net	(65)	(6)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	55	(59)
Revenue decoupling mechanism receivable	20	(58)
Other receivables, net and other current assets	67	139
Unbilled revenue and net unbilled revenue deferrals	12	24
Accounts receivable from (to) affiliated companies	293	59
Prepayments	75	13
Accounts payable	52	(158)
Accounts payable from (to) affiliated companies	10	2
Pensions and retiree benefits obligations, net	(274)	(78)
Pensions and retiree benefits contributions	(9)	(9)
Superfund and other environmental costs, net	(14)	(16)
Accrued taxes	(13)	(7)
Accrued interest	12	19
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(183)	(201)
Deferred credits, noncurrent liabilities and other regulatory liabilities	206	184
Other current liabilities	67	(138)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,700	1,791
INVESTING ACTIVITIES
Utility capital expenditures	(2,233)	(2,242)
Cost of removal less salvage	(246)	(211)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,479)	(2,453)
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	(894)	64
Borrowing under term loan	200	—
Issuance of long-term debt	—	1,400
Debt issuance costs	(1)	(23)
Capital contribution by Con Edison	1,250	80
Dividend to Con Edison	(568)	(536)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(13)	985
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	208	323
BALANCE AT BEGINNING OF PERIOD	1,254	1,138
BALANCE AT END OF PERIOD	$1,462	$1,461
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid (received) during the period for:
Interest, net of capitalized interest	$525	$484
Income taxes	$(199)	$28
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$310	$459
Equipment acquired but unpaid as of end of period	$6	$11
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,462	$1,254
Accounts receivable – customers, net allowance for uncollectible accounts of $605 in 2025 and 2024	2,287	2,342
Other receivables, net allowance for uncollectible accounts of $35 and $38 in 2025 and 2024, respectively	149	216
Accrued unbilled revenue	600	803
Accounts receivable from affiliated companies	91	384
Fuel oil, gas in storage, materials and supplies, at average cost	437	429
Prepayments	320	395
Regulatory assets	102	106
Revenue decoupling mechanism receivable	157	177
Fair value of derivative assets	29	11
Other current assets	155	181
TOTAL CURRENT ASSETS	5,789	6,298
INVESTMENTS	718	684
UTILITY PLANT, AT ORIGINAL COST
Electric	40,189	38,747
Gas	14,252	13,934
Steam	3,203	3,187
General	4,703	4,520
TOTAL	62,347	60,388
Less: Accumulated depreciation	14,816	14,319
Net	47,531	46,069
Construction work in progress	2,783	2,912
NET UTILITY PLANT	50,314	48,981
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2025 and 2024	2	2
NET PLANT	50,316	48,983
OTHER NONCURRENT ASSETS
Regulatory assets	5,156	5,158
Operating lease right-of-use asset	476	492
Pension and retiree benefits	3,745	3,692
Fair value of derivative assets	44	25
Other deferred charges and noncurrent assets	321	318
TOTAL OTHER NONCURRENT ASSETS	9,742	9,685
TOTAL ASSETS	$66,565	$65,650
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Term Loan	$700	$500
Notes payable	800	1,694
Accounts payable	1,436	1,534
Accounts payable to affiliated companies	32	22
Customer deposits	434	397
Accrued taxes	52	65
Accrued taxes to affiliated companies	1	1
Accrued interest	197	185
Accrued wages	129	116
Fair value of derivative liabilities	74	44
Regulatory liabilities	37	40
System benefit charge	423	406
Operating lease liabilities	119	118
Other current liabilities	407	437
TOTAL CURRENT LIABILITIES	4,841	5,559
NONCURRENT LIABILITIES
Provision for injuries and damages	187	176
Pensions and retiree benefits	516	506
Superfund and other environmental costs	933	942
Asset retirement obligations	461	452
Fair value of derivative liabilities	85	84
Deferred income taxes and unamortized investment tax credits	9,100	8,819
Operating lease liabilities	394	386
Regulatory liabilities	4,552	4,940
Other deferred credits and noncurrent liabilities	466	406
TOTAL NONCURRENT LIABILITIES	16,694	16,711
LONG-TERM DEBT	23,415	23,409
COMMITMENTS AND CONTINGENCIES (Note B, Note G and Note H)
SHAREHOLDER’S EQUITY (See Consolidated Statement of Shareholder’s Equity)	21,615	19,971
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$66,565	$65,650
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
(In Millions/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	235	$589	$9,139	$10,440	$(962)	$(62)	$2	$19,146
Net income				694				694
Common stock dividend to Con Edison				(268)				(268)
Capital contribution by Con Edison			25					25
BALANCE AS OF MARCH 31, 2024	235	$589	$9,164	$10,866	$(962)	$(62)	$2	$19,597
Net income				186				186
Common stock dividend to Con Edison				(268)				(268)
Capital contribution by Con Edison			55					55
BALANCE AS OF JUNE 30, 2024	235	$589	$9,219	$10,784	$(962)	$(62)	$2	$19,570

BALANCE AS OF DECEMBER 31, 2024	235	$589	$9,281	$11,115	$(962)	$(62)	$10	$19,971
Net income				745				745
Common stock dividend to Con Edison				(284)				(284)
Capital contribution by Con Edison			1,241			(16)		1,225
Other comprehensive loss							(8)	(8)
BALANCE AS OF MARCH 31, 2025	235	$589	$10,522	$11,576	$(962)	$(78)	$2	$21,649
Net income				222				222
Common stock dividend to Con Edison				(284)				(284)
Capital contribution by Con Edison			25					25
Stock awards			3					3
BALANCE AS OF JUNE 30, 2025	235	$589	$10,550	$11,514	$(962)	$(78)	$2	$21,615

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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2024, and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

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

Con Edison Transmission is considering strategic alternatives with respect to its investment in Mountain Valley Pipeline, LLC (MVP) and both Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye Storage Corporation.

Investment in MVP
In June 2024, the Mountain Valley Pipeline, a 303-mile gas transmission pipeline in West Virginia and Virginia, entered service. The project operator is continuing restoration of the right of way and estimates a total project cost of approximately $8,100 million (excluding allowance for funds used during construction (AFUDC)). As of June 30, 2025, Con Edison Transmission's interest in MVP, the company that developed the project, is approximately 6.6 percent based on Con Edison Transmission's previous capping of its cash contributions. At June 30, 2025, the carrying value of Con Edison Transmission's investment in MVP was $164 million, and its cash contributions to the joint venture amounted to $530 million. Con Edison records its pro rata share of earnings from its equity investment in MVP, adjusted for accretion of the basis difference and income taxes, on its consolidated income statement. Con Edison's pro rata share of earnings from its equity investment in MVP, adjusted for accretion of the basis difference, was $7 million ($5 million after-tax) and $15 million ($11 million after-tax) for the three and six months ended June 30, 2025, respectively.

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

For the three and six months ended June 30, 2025 and 2024, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2025	2024	2025	2024
Net income for common stock	$246	$202	$1,038	$922
Weighted average common shares outstanding – basic	360.4	345.9	354.5	345.7
Add: Incremental shares attributable to effect of potentially dilutive securities	1.3	1.2	1.3	1.2
Adjusted weighted average common shares outstanding – diluted	361.7	347.1	355.8	346.9
Net Income per common share – basic	$0.68	$0.58	$2.93	$2.67
Net Income per common share – diluted	$0.68	$0.58	$2.92	$2.66

The computation of diluted EPS for the three and six months ended June 30, 2024 excluded an immaterial amount of performance share awards because of their anti-dilutive effect.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At June 30, 2025 and 2024, cash, temporary cash investments and restricted cash for Con Edison were as follows; CECONY did not have material restricted cash balances as of June 30, 2025 and 2024:

	At June 30,
	Con Edison
(Millions of Dollars)	2025	2024 (a)
Cash and temporary cash investments	$1,506	$1,500
Restricted cash	1	7
Total cash, temporary cash investments and restricted cash	$1,507	$1,507
(a)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q. Con Edison retained one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. Con Edison's restricted cash for the 2024 period primarily included restricted cash of Broken Bow II, which was classified as held for sale as of June 30, 2024. The sale and transfer of Broken Bow II, including the related debt, was completed in January 2025. See Note Q.

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

Note B – Regulatory Matters
Rate Plans
CECONY – Electric
In April 2025, CECONY updated its January 2025 request to the New York State Public Service Commission (NYSPSC) for an electric rate increase, effective January 1, 2026. The company decreased its requested January 2026 rate increase by $3 million to $1,608 million, increased its illustrative January 2027 rate increase by $5 million to $937 million and decreased its illustrative January 2028 rate increase by $9 million to $871 million. The filing reflects a rate on common equity of 10 percent and a common equity ratio of 48 percent. In May 2025, the New York State Department of Public Service (NYSDPS) submitted testimony in the pending electric rate case proceeding, supporting an electric rate increase of $319 million, reflecting, among other things, a 9.30 percent return on common equity and a common equity ratio of 48 percent.

CECONY – Gas
In April 2025, CECONY updated its January 2025 request to the NYSPSC for a gas rate increase, effective January 1, 2026. The company decreased its requested January 2026 rate increase by $91 million to $349 million, increased its illustrative January 2027 rate increase by $3 million to $269 million and increased its illustrative January 2028 rate increase by $9 million to $174 million. The filing reflects a rate on common equity of 10 percent and a common equity ratio of 48 percent. In May 2025, the NYSDPS submitted testimony in the pending gas rate case proceeding, supporting a gas rate decrease of $45 million, reflecting, among other things, a 9.30 percent return on common equity and a common equity ratio of 48 percent.

CECONY – Steam
In May 2025, CECONY filed a petition with the NYSPSC for authorization and cost recovery for the early deployment of four steam decarbonization projects at an estimated cost of $332 million and for authorization to implement a low carbon fuels pilot program that will procure locally-sourced renewable natural gas for use in generating steam. CECONY requested that the NYSPSC approve its petition by September 2025.

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

Rockland Electric Company (RECO)
In June 2025, RECO filed a request with the New Jersey Board of Public Utilities for an electric rate increase of $18.7 million, effective January 2026. The filing reflected a return on common equity of 10.30 percent and a common equity ratio of 50.15 percent. In August 2025, RECO filed an update to the request it filed in June 2025. The company increased its requested January 2026 rate increase to $23.3 million and changed the common equity ratio to 50.12 percent. The updated filing continues to reflect a return on common equity of 10.30 percent.

Other Regulatory Matters
In January 2023, CECONY initiated a review of welds on certain gas and steam mains following the company’s discovery of a leak from a gas main weld in Queens, New York. During the course of its review thus far, CECONY discovered a limited number of other non-conforming gas and steam main welds. New York regulations require utilities to perform and record weld films for certain gas and steam main welds. Upon reviewing these films, CECONY determined that in some instances third-party contractors engaged in misconduct by substituting duplicate weld films for different welds, while another third-party contractor had created poor quality weld films. CECONY voluntarily disclosed its initial review and findings to the NYSDPS which, in turn, initiated its own investigation. CECONY also reported the contractors’ misconduct to law enforcement. Given the nature of the non-conforming welds identified, CECONY does not anticipate significant impact to the operation of its gas and steam mains. CECONY continues to investigate this matter, is remediating and monitoring the known non-conforming welds and is cooperating with the NYSDPS on its investigation of this matter. CECONY is unable to estimate the amount or range of its possible loss, if any, related to this matter. At June 30, 2025, CECONY had not accrued a liability related to this matter.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets ($1,054 million and $12 million for CECONY and O&R, respectively, as of June 30, 2025 and $1,078 million and $14 million for CECONY and O&R, respectively, as of December 31, 2024) which are not earning a return. While the Utilities have properly calculated and paid their federal income taxes and there is no uncertain tax position related to this matter, this understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past relative to what it should have been. The Utilities’ rate plans have reflected the correct amount of federal income taxes recoverable from customers, including a proportionate recovery of the regulatory asset, beginning with O&R’s rate plans effective November 2015, CECONY’s electric and gas rate plans effective January 2017, and CECONY’s steam plan effective November 2023. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) confirming that the Utilities’ inadvertent understatement of prior years’ income tax expense constitutes a normalization violation that can be cured through an increase in future years’ revenue requirements until such time as the regulatory asset is fully recovered in rates, and not through a write-down of all or a portion of the Utilities’ regulatory asset. Under Accounting Standards Codification Topic (ASC) 740, the Utilities recorded an unfunded deferred federal income tax liability (with a gross-up amount) and a corresponding regulatory asset. The income tax regulatory assets are netted against the related regulatory liability for future income tax and are shown in the line “Future income tax” in the following table of Regulatory Assets and Liabilities and on the Companies’ consolidated balance sheets in the line “Regulatory liabilities.” Management’s assessment is that the income tax regulatory assets as of June 30, 2025 are probable of collection through future rates. The IRS provides safe harbor relief for inadvertent normalization violations through the jurisdictional rate setting process of including in rates adequate revenue to fully recover the deferred tax balance. However, the Utilities would record a liability or impair a portion of the regulatory assets associated with this understatement if the NYSPSC were to issue an order that required the Utilities to write off all or a portion of their existing regulatory asset. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At June 30, 2025, the Utilities had not accrued a liability related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at June 30, 2025 and December 31, 2024 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Regulatory assets
Energy efficiency and other clean energy programs (a)	$1,702	$1,675	$1,606	$1,601
Customer account deferrals (b)	1,135	1,073	1,125	1,058
Environmental investigation and remediation costs	1,031	1,038	944	952
Revenue taxes	592	540	566	517
Legacy meters (c)	398	413	384	398
Property tax reconciliation (e)	108	131	108	131
Deferred storm costs (d)	106	147	24	53
Deferred derivative losses - long term	105	106	93	94
MTA power reliability deferral (f)	15	31	15	31
Unrecognized pension and other postretirement costs (h)	15	—	9	—
Pension and other postretirement benefits deferrals	—	2	—	2
Other	312	367	282	321
Regulatory assets – noncurrent	5,519	5,523	5,156	5,158
Deferred derivative losses - short term	107	102	97	92
Recoverable energy costs	5	39	5	14
Regulatory assets – current	112	141	102	106
Total Regulatory Assets	$5,631	$5,664	$5,258	$5,264
Regulatory liabilities
Allowance for cost of removal less salvage (g)	$1,572	$1,527	$1,360	$1,322
Future income tax*	1,178	1,224	1,069	1,112
Unrecognized pension and other postretirement costs (h)	806	1,054	752	984
Pension and other postretirement benefit deferrals	362	368	308	304
Net unbilled revenue deferrals	281	436	281	436
Late payment charge deferral	240	231	236	224
System benefit charge carrying charge	98	115	91	110
Deferred derivative gains - long term	25	8	23	6
Settlement of prudence proceeding (i)	9	10	9	10
Other	463	471	423	432
Regulatory liabilities – noncurrent	5,034	5,444	4,552	4,940
Refundable energy costs	30	59	14	18
Deferred derivative gains - short term	27	25	23	22
Revenue decoupling mechanism	14	18	—	—
Regulatory liabilities – current	71	102	37	40
Total Regulatory Liabilities	$5,105	$5,546	$4,589	$4,980
* See "Other Regulatory Matters" above.

(a) Energy Efficiency and Other Clean Energy Programs represent programs designed to increase energy efficiency achievements and other clean energy transformation efforts.

(b) Customer account deferrals include (1) the amount to be collected from customers related to the Emergency Summer Cooling Credits program for CECONY, (2) deferrals under CECONY and O&R's electric and gas rate plans for the reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates as well as for increases to the allowance for uncollectible accounts receivable and (3) deferral related to the arrears relief programs. Amounts deferred under the arrears relief programs were $296.0 million and $1.4 million for CECONY and O&R at June 30, 2025, respectively, and $323.7 million and $1.4 million at December 31, 2024, respectively, and receive a return at the pre-tax weighted average cost of capital.

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

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($3,178 million and $3,262 million for Con Edison, and $2,963 million and $3,024 million for CECONY at June 30, 2025 and December 31, 2024, respectively). Regulatory liabilities are treated in a consistent manner. Regulatory assets of RECO for which a cash outflow has been made ($26 million at June 30, 2025 and $28 million at December 31, 2024) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At June 30, 2025 and December 31, 2024, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Environmental investigation and remediation costs	$1,019	$1,037	$933	$942
Revenue taxes	595	567	569	543
UB deferral for uncollectible accounts receivable	546	551	541	541
Deferred derivative losses - short-term	107	102	97	92
Deferred derivative losses - long-term	105	106	93	94
Unrecognized pension and other postretirement costs	15	—	9	—
Other	66	39	53	28
Total	$2,453	$2,402	$2,295	$2,240
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

The carrying amounts and fair values of long-term debt at June 30, 2025 and December 31, 2024 were:

(Millions of Dollars)	2025		2024
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison (b)	$24,657	$22,316	$24,651	$21,997
CECONY	$23,415	$21,216	$23,409	$20,915
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $243 million and $235 million for Con Edison and CECONY, respectively, as of June 30, 2025 and $249 million and $241 million for Con Edison and CECONY, respectively, as of December 31, 2024.
(b)Amounts shown exclude $59 million of debt for Broken Bow II, a deferred project that was classified as held for sale as of December 31, 2024 and was sold and transferred in January 2025. The sale and transfer of Broken Bow II, including the related debt, was completed in January 2025. See Note Q.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at June 30, 2025 are classified as Level 2 liabilities. See Note O.

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

At June 30, 2025, Con Edison had $1,220 million of commercial paper outstanding, of which $800 million of commercial paper was outstanding under CECONY’s program. The weighted average interest rate at June 30, 2025 was 4.6 percent for Con Edison. At December 31, 2024, Con Edison had $2,170 million of commercial paper outstanding, of which $1,694 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2024 was 4.7 percent for both Con Edison and CECONY.

At June 30, 2025 and December 31, 2024, no loans or letters of credit were outstanding under the Companies’ $2,500 million revolving credit agreement, and no loans were outstanding under the CECONY Credit Agreement. The Companies were in compliance with their significant debt covenants at June 30, 2025.

Note E – Pension Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic benefit credit for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Service cost – including administrative expenses	$42	$46	$40	$43
Interest cost on projected benefit obligation	170	162	159	152
Expected return on plan assets	(279)	(282)	(267)	(268)
Recognition of net actuarial gain	(67)	1	(63)	1
Recognition of prior service credit	(5)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT CREDIT	$(139)	$(77)	$(136)	$(77)
Cost capitalized	(24)	(23)	(22)	(22)
Reconciliation to rate level	(13)	8	(14)	5
Total credit recognized	$(176)	$(92)	$(172)	$(94)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Service cost – including administrative expenses	$84	$89	$79	$84
Interest cost on projected benefit obligation	338	321	318	302
Expected return on plan assets	(558)	(564)	(533)	(538)
Recognition of net actuarial gain	(133)	(3)	(126)	(4)
Recognition of prior service credit	(9)	(9)	(10)	(10)
TOTAL PERIODIC BENEFIT CREDIT	$(278)	$(166)	$(272)	$(166)
Cost capitalized	(45)	(46)	(42)	(43)
Reconciliation to rate level	(29)	27	(30)	21
Total credit recognized	$(352)	$(185)	$(344)	$(188)

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

Expected Contributions
Based on estimates as of June 30, 2025, the Companies expect to make contributions to the pension plans during 2025 of $65 million (of which $61 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental pension plans. No funding is anticipated for the qualified plan during 2025, and during the first six months of 2025, the Companies contributed $10 million to the non-qualified supplemental pension plans, $9 million of which was contributed by CECONY.

Note F – Other Postretirement Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic other postretirement benefit credit for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Service cost - including administrative expenses	$3	$3	$2	$3
Interest cost on projected other postretirement benefit obligation	12	12	10	10
Expected return on plan assets	(17)	(17)	(13)	(14)
Recognition of net actuarial gain	(7)	(5)	(4)	(4)
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(9)	$(7)	$(5)	$(5)
Cost capitalized	(2)	(2)	(1)	(1)
Reconciliation to rate level	4	4	2	3
Total credit recognized	$(7)	$(5)	$(4)	$(3)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Service cost - including administrative expenses	$6	$6	$5	$5
Interest cost on projected other postretirement benefit obligation	24	24	21	20
Expected return on plan assets	(34)	(34)	(27)	(27)
Recognition of net actuarial gain	(13)	(10)	(9)	(7)
Recognition of prior service credit	(1)	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(18)	$(15)	$(10)	$(9)
Cost capitalized	(3)	(3)	(2)	(2)
Reconciliation to rate level	6	8	4	6
Total credit recognized	$(15)	$(10)	$(8)	$(5)

The components of total periodic other postretirement credit are presented in the Companies' consolidated income statements consistent with the description of the components of net periodic benefit credit in Note E.

Expected Contributions
Based on estimates as of June 30, 2025, the Companies expect to make a contribution of $7 million (all of which is expected to be made by CECONY) to the other postretirement benefit plans in 2025. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2025 and December 31, 2024 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Accrued Liabilities:
Manufactured gas plant sites	$937	$941	$843	$846
Other Superfund Sites	90	96	90	96
Total	$1,027	$1,037	$933	$942
Regulatory assets	$1,031	$1,038	$944	$952

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
Environmental investigation and remediation costs incurred related to Superfund Sites for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Investigation and remediation costs incurred	$5	$9	$4	$9

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Investigation and remediation costs incurred	$14	$15	$13	$15

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and six months ended June 30, 2025 and 2024.

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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At June 30, 2025 and December 31, 2024, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought through 2035 as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have applied, and may continue to apply, different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at June 30, 2025 and December 31, 2024 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	8	8	7	7
Accrued liability – workers’ compensation	52	53	50	51
Regulatory liabilities – workers’ compensation	20	20	20	20

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, and such estimated liability and receivable did not change as of June 30, 2025.

Other Contingencies
For additional contingencies, see "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $21 million and $58 million at June 30, 2025 and December 31, 2024, respectively.
A summary, by type and term, of Con Edison's total guarantees under these agreements at June 30, 2025 is as follows:

Guarantee Type	0 – 3 years	Total
	(Millions of Dollars)
Con Edison Transmission	$21	$21
Total	$21	$21

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

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Operating lease cost	$17	$17	$17	$16
Operating lease cash flows	$4	$4	$4	$4

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Operating lease cost	$34	$34	$34	$33
Operating lease cash flows	$9	$9	$8	$7

As of June 30, 2025, CECONY has four lease agreements for clean energy facilities that have not yet commenced operation, for which the total present value is $429 million. These clean energy facility leases have lease terms of 15 years and are expected to commence operation in 2025, 2026 and 2028.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were immaterial and $8 million for the three and six months ended June 30, 2025, respectively. Additionally, there were no material lease terminations for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, there were no material right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY, nor any material lease terminations.

Note J – Income Tax
Con Edison’s income tax expense or (benefit) was $50 million and $(10) million for the three months ended June 30, 2025 and 2024, respectively.

CECONY’s income tax expense was $48 million and $1 million for the three months ended June 30, 2025 and 2024, respectively.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended June 30, 2025 and 2024 is as follows:

	For the Three Months Ended June 30,
	Con Edison				CECONY
	2025		2024		2025		2024
(Millions of Dollars) (% of Pre-tax income)	$	%	$	%	$	%	$	%
STATUTORY TAX RATE
Federal	$62	21.0%	$40	21.0%	$57	21.0%	$39	21.0%
Changes in computed taxes resulting from:
State income taxes, net of federal income taxes (a)	13	4.6	5	2.4	14	5.1	9	5.0
MTA Surcredit amortization, net of federal taxes	(7)	(2.5)	(2)	(1.0)	(7)	(2.6)	(2)	(1.2)
Tax Credits	(5)	(1.8)	(6)	(3.4)	(3)	(1.2)	(3)	(1.7)
Changes in unrecognized tax benefits	1	0.3	1	0.3	1	0.3	1	0.3
Amortization of excess deferred federal income taxes (b)	(11)	(3.7)	(51)	(26.7)	(9)	(3.3)	(50)	(26.5)
Allowance for uncollectible accounts, net of COVID-19 assistance	(9)	(2.9)	1	0.5	(9)	(3.3)	1	0.6
Cost of removal	9	3.0	8	4.4	8	3.0	8	4.0
Other plant-related items	—	—	(5)	(2.4)	—	—	—	—
Other	(3)	(1.1)	(1)	(0.2)	(4)	(1.2)	(2)	(1.0)
Effective tax rate	$50	16.9%	$(10)	(5.1)%	$48	17.8%	$1	0.5%
(a) State income taxes in New York account for the majority of the tax eﬀect in this category.

(b)    For CECONY, the amortization of excess deferred federal income taxes is lower in the three months ended June 30, 2025, due to the completion of regulatory amortization of non-plant and certain plant-related excess deferred federal income taxes as of December 31, 2024, representing an accelerated refund of the related regulatory liability under its current New York electric and gas rate plans.

Con Edison’s income tax expense was $292 million and $174 million for the six months ended June 30, 2025 and 2024, respectively.

CECONY’s income tax expense was $275 million and $182 million for the six months ended June 30, 2025 and 2024, respectively.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the six months ended June 30, 2025 and 2024 is as follows:

	For the Six Months Ended June 30,
	Con Edison				CECONY
	2025		2024		2025		2024
(Millions of Dollars) (% of Pre-tax income)	$	%	$	%	$	%	$	%
STATUTORY TAX RATE
Federal	$279	21.0%	$230	21.0%	$261	21.0%	$223	21.0%
Changes in computed taxes resulting from:
State income taxes, net of federal income taxes (a)	69	5.2	52	4.7	65	5.2	55	5.2
MTA Surcredit amortization, net of federal taxes	(21)	(1.6)	(2)	(0.2)	(20)	(1.6)	(2)	(0.2)
Tax Credits	(9)	(0.6)	(13)	(1.1)	(7)	(0.5)	(6)	(0.6)
Changes in unrecognized tax benefits	2	0.1	1	0.1	2	0.1	1	0.1
Amortization of excess deferred federal income taxes (b)	(22)	(1.7)	(101)	(9.2)	(18)	(1.5)	(99)	(9.3)
Allowance for uncollectible accounts, net of COVID-19 assistance	(21)	(1.6)	(4)	(0.4)	(22)	(1.7)	(4)	(0.4)
Cost of removal	19	1.5	20	1.8	18	1.5	18	1.7
Other plant-related items	—	—	(5)	(0.4)	—	—	—	—
Other	(4)	(0.3)	(4)	(0.4)	(4)	(0.3)	(4)	(0.4)
Effective tax rate	$292	22.0%	$174	15.9%	$275	22.2%	$182	17.1%
(a)    State income taxes in New York account for the majority of the tax eﬀect in this category.
(b)    For CECONY, the amortization of excess deferred federal income taxes is lower in the six months ended June 30, 2025, due to the completion of regulatory amortization of non-plant and certain plant-related excess deferred federal income taxes as of December 31, 2024, representing an accelerated refund of the related regulatory liability under its current New York electric and gas rate plans.

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, containing a broad range of tax reform provisions, including extending and modifying certain key provisions of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 and expanding certain incentives under the federal Inflation Reduction Act, as enacted on August 16, 2022 (IRA) while accelerating the phase-out of solar and wind credits. The Companies are assessing the potential impacts of the OBBBA and any such assessments may be impacted by future guidance to be issued by the Department of Treasury. However, based on management’s preliminary assessment, the provisions in the OBBBA are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

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

Beginning in 2024, based on the existing statute, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. As of June 30, 2025 and 2024, Con Edison accrued a CAMT liability of $73 million ($88 million for CECONY) and $23 million ($19 million for CECONY), respectively, before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. The

Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

At June 30, 2025, the estimated uncertain tax positions for Con Edison was $11 million ($7 million of which is for CECONY). For the six months ended June 30, 2025, Con Edison recognized $2 million of income tax expense related to current year positions, all of which was attributed to CECONY. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $11 million ($10 million, net of federal taxes) with $7 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the six months ended June 30, 2025 and 2024, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At June 30, 2025 and December 31, 2024, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three and six months ended June 30, 2025 and 2024, revenue from contracts with customers as defined in ASC Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$2,565	$16	2,581	$2,381	($11)	$2,370
Gas	696	(43)	653	587	(49)	538
Steam	107	(1)	106	90	(2)	88
Total CECONY	$3,368	$(28)	$3,340	$3,058	$(62)	$2,996
O&R
Electric	$196	$—	$196	$189	$(9)	$180
Gas	64	(6)	58	52	(8)	44
Total O&R	$260	$(6)	$254	$241	$(17)	$224
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	—	—	—	(1)	(1)
Total Con Edison	$3,629	$(34)	$3,595	$3,300	$(80)	$3,220
(a)    For the Utilities, this includes primarily revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans, and negative revenue adjustments.
(b)    Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q.

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$5,333	$(66)	$5,267	$4,807	$5	$4,812
Gas	2,095	(40)	2,055	1,812	(31)	1,781
Steam	463	(3)	460	384	(10)	374
Total CECONY	$7,891	$(109)	$7,782	$7,003	$(36)	$6,967
O&R
Electric	$414	$(3)	$411	$379	$(9)	$370
Gas	210	(11)	199	167	(10)	157
Total O&R	$624	$(14)	$610	$546	$(19)	$527
Con Edison Transmission	2	—	2	2	—	2
Other (b)	—	(1)	(1)	—	(1)	(1)
Total Con Edison	$8,517	$(124)	$8,393	$7,551	$(56)	$7,495
(a)    For the Utilities, this includes primarily revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans, and negative revenue adjustments.
(b)    Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q.

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
The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances above existing rate allowances are not reflected in rates during the term of the current rate plans. For the Utilities’ allowance for uncollectible accounts for customer accounts receivable, which includes accrued unbilled revenue, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, reconnection rates and current and aged customer accounts receivable balances, including final balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. The change to the allowance for customer uncollectible accounts for Con Edison and CECONY were $(1) million and no change, respectively, for the three months ended June 30, 2025 and $(5) million and no change respectively, for the six months ended June 30, 2025. The increases to the allowance for customer uncollectible accounts for Con Edison and CECONY were $40 million and $36 million, respectively, for the three months ended June 30, 2024 and $74 million and $66 million, respectively, for the six months ended June 30, 2024. Generally, the Utilities write off customer accounts receivable as uncollectible 90 days after the account is disconnected for non-payment, or the account is closed during the collection process.

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
The table below presents a rollforward by major portfolio segment type for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024
Allowance for credit losses
Beginning Balance at April 1,	$616	$394	$28	$17	$605	$383	$25	$12
Recoveries	18	3	—	—	18	3	—	—
Write-offs	(120)	(29)	—	—	(118)	(28)	—	—
Reserve adjustments	101	66	14	8	100	61	10	9
Ending Balance June 30,	$615	$434	$42	$25	$605	$419	$35	$21

	For the Six Months Ended June 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024
Allowance for credit losses
Beginning Balance at January 1,	$620	$360	$41	$13	$605	$353	$38	$9
Recoveries	23	17	—	—	22	14	—	—
Write-offs	(218)	(95)	(4)	—	(213)	(90)	(4)	—
Reserve adjustments	190	152	5	12	191	142	1	12
Ending Balance June 30,	$615	$434	$42	$25	$605	$419	$35	$21

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30, 2025
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$2,581	$5	$636	$396	$1,237	$312	$159	$212	$(11)	$51	$46,885	$814
Gas	653	2	134	119	314	86	37	75	(5)	11	16,749	314
Steam	106	19	56	29	72	(51)	13	15	—	(14)	2,931	26
Consolidation adjustments	—	(26)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$3,340	$—	$826	$544	$1,623	$347	$209	$302	$(16)	$48	$66,565	$1,154
O&R
Electric	196	—	73	22	85	16	8	11	(2)	3	2,719	64
Gas	58	—	20	9	32	(3)	3	6	—	(2)	1,405	32
Total O&R	$254	$—	$93	$31	$117	$13	$11	$17	$(2)	$1	$4,124	$96
Con Edison Transmission	1	—	4	—	—	(3)	17	—	—	4	490	15
Other (a)	—	—	—	1	1	(2)	4	(1)	—	(3)	322	—
Total Con Edison	$3,595	$—	$923	$576	$1,741	$355	$241	$318	$(18)	$50	$71,501	$1,265

	For the Three Months Ended June 30, 2024
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$2,370	$5	$671	$345	$1,082	$272	$108	$199	$(9)	$8	$43,356	$779
Gas	538	3	147	112	194	85	25	70	(4)	9	16,631	304
Steam	88	18	53	25	53	(43)	9	13	—	(16)	3,088	41
Consolidation adjustments	—	(26)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$2,996	$—	$871	$482	$1,329	$314	$142	$282	$(13)	$1	$63,075	$1,124
O&R
Electric	180	—	75	20	73	12	6	10	(2)	2	2,427	52
Gas	44	—	19	9	19	(3)	2	5	—	(2)	1,383	24
Total O&R	$224	$—	$94	$29	$92	$9	$8	$15	$(2)	$—	$3,810	$76
Con Edison Transmission	1	—	3	—	—	(2)	11	—	—	(4)	441	13
Other (a)	(1)	—	(1)	1	—	(1)	(1)	6	—	(7)	594	—
Total Con Edison	$3,220	$—	$967	$512	$1,421	$320	$160	$303	$(15)	$(10)	$67,920	$1,213
(a)    Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q.
(b)    Other operations and maintenance expenses constitute significant segment expenses which are regularly provided to the chief operating decision makers. Other operating expense includes other segment items (purchased power, fuel, gas purchased for resale, taxes other than income taxes).

	For the Six Months Ended June 30, 2025
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$5,267	$10	$1,295	$784	$2,586	$602	$313	$431	($23)	$88	$46,885	$1,505
Gas	2,055	5	273	237	819	726	69	152	(9)	169	16,749	586
Steam	460	38	112	56	206	86	25	29	(1)	18	2,931	55
Consolidation adjustments	—	(53)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$7,782	$—	$1,680	$1,077	$3,611	$1,414	$407	$612	($33)	$275	$66,565	$2,146
O&R
Electric	411	—	148	43	187	33	17	22	(3)	6	2,719	122
Gas	199	—	40	19	98	42	6	12	—	8	1,405	59
Total O&R	$610	$—	$188	$62	$285	$75	$23	$34	($3)	$14	$4,124	$181
Con Edison Transmission	2	—	7	—	—	(5)	33	—	—	8	490	29
Other (a)	(1)	—	—	1	2	(4)	(1)	2	—	(5)	322	—
Total Con Edison	$8,393	$—	$1,875	$1,140	$3,898	$1,480	$462	$648	($36)	$292	$71,501	$2,356

	For the Six Months Ended June 30, 2024
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$4,812	$10	$1,284	$715	$2,301	$512	$226	$400	$(18)	$4	$43,356	$1,512
Gas	1,781	5	274	226	580	701	54	140	(7)	160	16,631	563
Steam	374	37	101	52	130	91	18	26	(1)	18	3,088	70
Consolidation adjustments	—	(52)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$6,967	$—	$1,659	$993	$3,011	$1,304	$298	$566	$(26)	$182	$63,075	$2,145
O&R
Electric	370	—	151	40	154	25	13	19	(2)	5	2,427	101
Gas	157	—	40	18	60	39	3	11	—	8	1,383	43
Total O&R	$527	$—	$191	$58	$214	$64	$16	$30	$(2)	$13	$3,810	$144
Con Edison Transmission	2	—	6	1	—	(5)	30	—	—	—	441	13
Other (a)	(1)	—	—	(1)	32	(32)	(2)	9	—	(21)	594	—
Total Con Edison	$7,495	$—	$1,856	$1,051	$3,257	$1,331	$342	$605	$(28)	$174	$67,920	$2,302
(a)    Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q.
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

The fair values of the Companies’ derivatives, including the offsetting of assets and liabilities on the consolidated balance sheets at June 30, 2025 and December 31, 2024 were:

(Millions of Dollars)	2025				2024
Balance Sheet Location	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)		Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$63	$(32)	$31		$56	$(41)	$15
Noncurrent	58	(11)	47		39	(12)	27
Total fair value of derivative assets	$121	$(43)	$78		$95	$(53)	$42
Fair value of derivative liabilities
Current	$(110)	$31	$(79)	(b)	$(92)	$44	$(48)	(b)
Noncurrent	(108)	11	(97)		(108)	12	(96)
Total fair value of derivative liabilities	$(218)	$42	$(176)		$(200)	$56	$(144)
Net fair value derivative assets (liabilities)	$(97)	$(1)	$(98)		$(105)	$3	$(102)
CECONY
Fair value of derivative assets
Current	$57	$(29)	$28		$51	$(40)	$11
Noncurrent	54	(10)	44		36	(11)	25
Total fair value of derivative assets	$111	$(39)	$72		$87	$(51)	$36
Fair value of derivative liabilities
Current	$(100)	$28	$(72)	(b)	$(84)	$42	$(42)	(b)
Noncurrent	(96)	11	(85)		(95)	11	(84)
Total fair value of derivative liabilities	$(196)	$39	$(157)		$(179)	$53	$(126)
Net fair value derivative assets (liabilities)	$(85)	$—	$(85)		$(92)	$2	$(90)
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
(b)At June 30, 2025, collateral and margin deposits for Con Edison and CECONY of $(3) million and $(2) million, respectively, were classified as derivative liabilities on the consolidated balance sheets, but not included in the table. Collateral and margin deposits for Con Edison and CECONY of $1 million were classified as derivative assets on the consolidated balance sheets, but not included in the table. At December 31, 2024, collateral and margin deposits for Con Edison and CECONY of $(4) million and $(2) million, respectively, were classified as derivative liabilities on the consolidated balance sheets, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2025 and 2024:

		For the Three Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location	2025	2024	2025	2024
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$(85)	$(57)	$(77)	$(55)
Noncurrent	Regulatory liabilities	5	(21)	4	(23)
Total deferred gains (losses)		$(80)	$(78)	$(73)	$(78)
Current	Regulatory assets	$100	$55	$93	$54
Current	Recoverable energy costs	(77)	(74)	(71)	(68)
Noncurrent	Regulatory assets	43	18	40	17
Total deferred gains (losses)		$66	$(1)	$62	$3
Net deferred gains (losses) (a)		$(14)	$(79)	$(11)	$(75)
(a)Unrealized net deferred losses on electric and gas derivatives for the Utilities decreased as a result of higher electric and gas commodity prices during the three months ended June 30, 2025. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.

		For the Six Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location	2025	2024	2025	2024
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$2	$(14)	$2	$(15)
Noncurrent	Regulatory liabilities	17	(23)	17	(25)
Total deferred gains (losses)		$19	$(37)	$19	$(40)
Current	Regulatory assets	$(5)	$122	$(5)	$117
Current	Recoverable energy costs	54	(188)	51	(172)
Noncurrent	Regulatory assets	1	48	—	43
Total deferred gains (losses)		$50	$(18)	$46	$(12)
Net deferred gains (losses) (a)		$69	$(55)	$65	$(52)
Pre-tax gains (losses) recognized in income
	Other operations and maintenance expense	$—	$1	$—	$1
Total pre-tax gains (losses) recognized in income		$—	$1	$—	$1
(a)Unrealized net deferred gains on electric and gas derivatives for the Utilities increased as a result of higher electric and gas commodity prices during the six months ended June 30, 2025. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at June 30, 2025:

	Electric Energy (MWh) (a)(b)	Capacity (MW-mos) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	30,092,325	22,350	319,560,000	4,284,000
CECONY	27,209,175	16,650	299,470,000	4,284,000
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

At June 30, 2025, Con Edison and CECONY had $67 million and $63 million, respectively, of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral. Con Edison’s net credit exposure consisted of $45 million with investment-grade counterparties and $22 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $41 million with investment-grade counterparties and $22 million with commodity exchange brokers.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted for such positions and the additional collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at June 30, 2025:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$166	$150
Collateral posted	247	235
Additional collateral (b) (downgrade one level from current ratings)	10	2
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	115	91
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post additional collateral of $2 million at June 30, 2025. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At June 30, 2025, if Con Edison had been downgraded to below investment grade, it would have been required to post additional collateral for such derivative instruments of $11 million.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are summarized below.

	2025					2024
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$24	$85	$1	$(31)	$79	$9	$81	$1	$(49)	$42
Mutual Funds (a)(b)	603	—	—	—	603	570	—	—	—	570
Cash Value of Life Insurance Policies (a)(b)	—	129	—	—	129	—	129	—	—	129
Total assets	$627	$214	$1	$(31)	$811	$579	$210	$1	$(49)	$741
Derivative liabilities:
Commodity (a)(b)(c)	$2	$185	$18	$(26)	179	$5	$175	$16	$(48)	$148
CECONY
Derivative assets:
Commodity (a)(b)(c)	$23	$77	$1	$(28)	$73	$9	$74	$1	$(48)	$36
Mutual Funds (a)(b)	588	—	—	—	588	553	—	—	—	553
Cash Value of Life Insurance Policies (a)(b)	—	123	—	—	123	—	123	—	—	123
Total assets	$611	$200	$1	$(28)	$784	$562	$197	$1	$(48)	$712
Derivative liabilities:
Commodity (a)(b)(c)	$2	$174	$9	$(26)	$159	$4	$164	$7	$(47)	$128
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2025 and December 31, 2024, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

	Fair Value of Level 3 at June 30, 2025	Valuation Techniques	Unobservable Inputs	Range	Average Market Price
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$(1)	Discounted Cash Flow	Forward energy prices ($/MWh) (a)	$32.45 - $102.00 per MWh	$55.81
Electricity	(17)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$0.73 - $7.14 per kW-month	$3.35
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$0.33 -$2.58 per MWh	$1.36
Total Con Edison—Commodity	$(17)
CECONY – Commodity
Electricity	$(1)	Discounted Cash Flow	Forward energy prices ($/MWh) (a)	$33.40 - $102.00 per MWh	$56.64
Electricity	(8)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$0.73 - $7.14 per kW-month	$3.40
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$0.33 -$2.58 per MWh	$1.36
Total CECONY—Commodity	$(8)
(a)Generally, increases (decreases) in this input in isolation would result in a higher (lower) fair value measurement.
(b)Generally, increases (decreases) in this input in isolation would result in a lower (higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2025 and 2024 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Beginning balance as of April 1,	$(13)	$—	$(5)	$—
Included in earnings	(1)	(2)	—	(1)
Included in regulatory assets and liabilities	(4)	(12)	(3)	(6)
Settlements	1	3	—	1
Ending balance as of June 30,	$(17)	$(11)	$(8)	$(6)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Beginning balance as of January 1,	$(15)	$(8)	$(6)	$(5)
Included in earnings	(3)	(5)	—	(2)
Included in regulatory assets and liabilities	(1)	(3)	(2)	(1)
Settlements	2	5	—	2
Ending balance as of June 30,	$(17)	$(11)	$(8)	$(6)

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

Note P – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. As a result, substantially all of the net assets of CECONY and O&R ($21,615 million and $1,258 million, respectively), at June 30, 2025, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,
	CECONY
(Millions of Dollars)	2025	2024
Cost of services provided	$37	$35
Cost of services received	$22	$21

	For the Six Months Ended June 30,
	CECONY
(Millions of Dollars)	2025	2024
Cost of services provided	$77	$68
Cost of services received	$42	$41
In addition, CECONY and O&R have joint gas supply arrangements pursuant to which CECONY sold to, or acted as agent to purchase for, O&R, $19 million and $14 million of natural gas for the three months ended June 30, 2025 and 2024, respectively, and $63 million and $38 million of natural gas for the six months ended June 30, 2025 and 2024, respectively. These amounts are net of the effect of related hedging transactions.

At June 30, 2025 and December 31, 2024, CECONY's net receivable from Con Edison for income taxes were $61 and $344 million, respectively.

The Utilities perform work and incur expenses on behalf of New York Transco, a company in which Con Edison Transmission owns an interest. The Utilities bill New York Transco for such work and expenses in accordance with established policies. For the three months ended June 30, 2025 and 2024, the amounts billed (refunded) by the Utilities to New York Transco were immaterial and $(2) million, respectively. For the six months ended June 30, 2025 and 2024, the amounts billed by the Utilities to New York Transco were immaterial and $(1) million, respectively.

CECONY has a 20-year transportation contract with MVP, a company in which Con Edison Transmission owns an interest, for 200,000 Dts per day of capacity. See "Investment in MVP" in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its contract with MVP unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC were to open a proceeding to consider this request. For the three and six months ended June 30, 2025, the amounts billed by MVP to CECONY were $14 million and $27 million, respectively.

The FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At June 30, 2025 and December 31, 2024 there were no outstanding loans to O&R.
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

Cumulatively through June 30, 2024, the gain on the sale of all of the stock of the Clean Energy Businesses was $835 million ($745 million, after tax), reflecting a downward adjustment of $30 million ($22 million after-tax) for the six months then ended, resulting from certain customary closing adjustments. Cumulatively through June 30, 2025, the gain on the sale of all of the stock of the Clean Energy Businesses was $803 million ($722 million after tax), resulting from certain customary closing adjustments. The portion of the gain attributable to the non-controlling interest retained in certain tax-equity projects was not material.

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

Following the sale of all of the stock of the Clean Energy Businesses and pursuant to a reimbursement and indemnity agreement with RWE, Con Edison remains responsible for certain potential costs related to a battery storage project located in Imperial County, California. Con Edison's exposure under the agreement could range up to approximately $172 million. As of June 30, 2025, no material amounts were recorded as liabilities on Con Edison's consolidated balance sheet related to this agreement.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2024 (File Nos.1-14514 and 1-01217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (File Nos. 1-14514 and 1-01217).

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
•RECO

Con Edison’s principal business operations are those of the Utilities and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission, through its subsidiaries, invests in electric transmission projects and manages, through joint ventures, both electric and gas assets while seeking to develop electric transmission projects. Con Edison Transmission is considering strategic alternatives with respect to its investment in Mountain Valley Pipeline, LLC (MVP) and both Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye Storage Corporation (Honeoye). See “Investments” in Note A to the Second Quarter Financial Statements and “Con Edison Transmission” below.

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

CECONY Electric and Gas Rate Plans
In January 2025, as updated in April 2025, CECONY filed requests with the NYSPSC for electric and gas rate increases of $1,608 million and $349 million, respectively, effective January 1, 2026. The filings reflect a return on common equity of 10 percent and a common equity ratio of 48 percent. In May 2025, the New York State Department of Public Service submitted testimony in the pending electric and gas rate case proceedings, supporting an electric rate increase of $319 million and a gas rate decrease of $45 million, reflecting, among other things, a 9.30 percent return on common equity and a common equity ratio of 48 percent. CECONY’s future earnings will depend on the rates authorized in, and the other provisions of, its January 2026 electric and gas rate plans and CECONY’s ability to operate its businesses in a manner consistent with such rate plans. Therefore, the outcome of CECONY’s rate requests, which require approval by the NYSPSC, will impact the Companies’ future financial condition, results of operations and liquidity. See “Rate Plans” in Note B to the Second Quarter Financial Statements.

Aged Accounts Receivable Balances
At June 30, 2025, CECONY’s and O&R’s customer accounts receivables balances of $2,892 million and $116 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,530 million and $26 million, respectively. At December 31, 2024, CECONY’s and O&R’s customer accounts receivables balances of $2,947 million and $113 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,652 million and $32 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivables (balances outstanding in excess of 60 days) of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivables as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. In general, the Utilities suspended collection activities and service disconnections during the COVID-19 pandemic and have since resumed such activities.

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

O&R’s 2025 – 2027 rate plans include reconciliation of uncollectible expenses and late payment charges that are subject to a combined annual threshold of $0.9 million and $0.5 million for electric and gas, respectively. Once the threshold is met, O&R will defer the variance between actual uncollectible expense and late payment charge, and the level set forth in rates that is above the threshold. Recovery/refunds will be made via surcharge/sur-credit. Surcharge recovery is subject to an annual cap that produces no more than a 0.5 percent total customer bill impact per commodity. Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in O&R’s next base rate cases.

Although these regulatory mechanisms are currently in place, the Utilities’ ability to effectively manage their customer accounts receivable balances, and obtain recovery in rates for their respective carrying costs and any related write-offs could have a material impact on the Companies’ businesses. In addition, a continued increase in accounts receivable balances has impacted and is expected to continue to impact the Companies’ liquidity. See “Liquidity and Capital Resources,” below, and Note B and Note L to the Second Quarter Financial Statements.

In particular, CECONY, in an effort to reduce aged accounts receivables balances, plans to continue to execute on its integrated collections strategy, which includes, among other things, implementation of payment arrangements, enhanced digital and mail communications to customers regarding collections, increased field collections by recently having hired additional field collectors and increasing collector efficiency and employing additional call center representatives to handle in-bound call volumes and to place outbound calls to customers regarding collections. O&R's collection strategy aligns with that of CECONY's in many respects.

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

Beginning in February 2025, the President of the United States issued an executive order imposing a 10 percent tariff on most Canadian imports to the United States of “energy or energy resources.” This executive order took effect on March 4, 2025 with an exemption for goods compliant with the United States-Mexico-Canada Agreement. The federal government has not provided guidance regarding the applicability of tariffs to imported Canadian electricity and, as of June 30, 2025, no tariffs are being applied to electricity sales. In March 2025, Ontario announced a 25 percent surcharge on all U.S.-bound electricity that was subsequently paused.

These tariffs, if implemented, may result in increases in electric commodity prices. The Utilities do not make any margin or profit on the electricity they sell and generally recover these costs pursuant to their rate plans. See "Aged Accounts Receivable Balances," above and "Commodity Price Risk," below.

The Companies continue to monitor these developments closely, but are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may result from these governmental actions.

Federal Regulation
Beginning in January 2025, a series of executive orders, presidential memoranda and proclamations were issued (collectively, Presidential Actions) designed to address areas such as tariffs, environmental and energy regulations, domestic energy production and retention of domestic generation resources, among other things. The situation remains fluid and is subject to rapid change.

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

Although the recently imposed or increased tariffs have not had a significant impact on the Companies’ operations or financial condition to date, the cost of materials have increased during the second quarter of 2025 across various supply chain contract portfolios. These tariffs could raise costs for the Companies in the future and could potentially disrupt the supply chain. The Companies continue to monitor these developments closely to understand any potential impact on the Companies. The Companies are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may result from the Presidential Actions and the April 2025 Executive Order.

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

Con Edison Transmission
Con Edison Transmission, through its New York Transco partnership and jointly with the New York Power Authority (NYPA), is developing the Propel NY Energy transmission project, a 90-mile electric transmission project that is expected to increase high voltage transmission connections between Long Island and the rest of New York State. Con Edison Transmission also participates in competitive solicitations to develop additional electric projects. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements. In January 2025, the President of the United States issued an executive order temporarily withdrawing all areas on the outer continental shelf from new offshore wind leasing, pending review by the new Administration, noting that nothing in this withdrawal affects rights under existing leases in the withdrawn areas, and further that with respect to such existing leases, the Secretary of the Interior, in consultation with the Attorney General as needed, shall conduct a comprehensive review of the ecological, economic, and environmental necessity of terminating or amending any existing wind energy leases. In July 2025, the NYSPSC issued an order withdrawing the public policy transmission need (PPTN) process given actions taken by the federal government that reduced the prospects for the construction of the offshore wind resources that were anticipated to be served by the proposed transmission solutions. See “Federal Regulation,” above and “Environmental Matters – Offshore Wind,” below.

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

In June 2025, CECONY increased its five-year forecast of average annual growth of the firm peak gas demand in its service area at design conditions from approximately 0.1 percent (for 2025 to 2029) to approximately 0.2 percent (for 2026 to 2030).

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 15,494 MMlb of steam annually to approximately 1,500 customers in parts of Manhattan.

In June 2025, CECONY changed its five-year forecast of the average annual peak steam demand in its service area at design conditions from a 0.4 percent decrease (for 2025 to 2029) to a 0.9 percent decrease (for 2026 to 2030). This percent change indicates lower customer retention for the steam system due to policy and regulations along with increased levels of energy efficiency within the next five years.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

In June 2025, O&R increased its five-year forecast of the average annual firm peak gas demand in its service area at design conditions from a 0.1 percent decrease (for 2025 to 2029) to a 1.2 percent increase (for 2026 to 2030). This change reflects an increase in new business within the next five years.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended June 30, 2025				For the Six Months Ended June 30, 2025				At June 30, 2025
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$3,340	93%	$222	90%	$7,782	93%	$967	93%	$66,565	93%
O&R	254	7	8	3	610	7	53	5	4,124	6
Total Utilities	$3,594	100%	$230	93%	$8,392	100%	$1,020	98%	$70,689	99%
Con Edison Transmission	1	—	10	5	2	—	20	2	490	1
Other (a)	—	—	6	2	(1)	—	(2)	—	322	—
Total Con Edison	$3,595	100%	$246	100%	$8,393	100%	$1,038	100%	$71,501	100%
(a)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Second Quarter Financial Statements.

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, containing a broad range of tax reform provisions, including extending and modifying certain key provisions of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 (TCJA) and expanding certain incentives under the federal Inflation Reduction Act, as enacted on August 16, 2022 (IRA) while accelerating the phase-out of solar and wind credits. The Companies are assessing the potential impacts of the OBBBA and any such assessments may be impacted by future guidance to be issued by the Department of Treasury. However, based on management’s preliminary assessment, the provisions in the OBBBA are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

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

Beginning in 2024, based on the existing statute, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. As of June 30, 2025 and 2024, Con Edison accrued a CAMT liability of $73 million ($88 million for CECONY) and $23 million ($19 million for CECONY), respectively, before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

New York Legislation
In May 2025, New York adopted the 2025-2026 budget bill into law that included increases in payroll tax rates from 0.6 percent to 0.895 percent for CECONY and from 0.34 percent to 0.635 percent for O&R, effective July 1, 2025.

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

Results of Operations
Net income for common stock and earnings per share for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$222	$186	$0.62	$0.54	$967	$880	$2.73	$2.55
O&R	8	3	0.02	0.01	53	40	0.15	0.12
Con Edison Transmission (a)	10	13	0.03	0.04	20	24	0.06	0.07
Other (b)	6	—	0.01	(0.01)	(2)	(22)	(0.01)	(0.07)
Con Edison (c)	$246	$202	$0.68	$0.58	$1,038	$922	$2.93	$2.67
(a)Net income for common stock and earnings per share for the three and six months ended June 30, 2025 includes $2 million or $0.01 a share (after-tax) and $5 million or $0.02 a share (after-tax) for accretion of the basis difference of Con Edison's equity investment in MVP. See “Investment in MVP” in Note A to the Second Quarter Financial Statements.

(b)    Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. Net income for common stock and earnings per share for the six months ended June 30, 2024 includes $(22) million (after-tax) or $(0.06) a share (after-tax) for an adjustment related to the sale of all of the stock of the Clean Energy Businesses. See Note Q to the Second Quarter Financial Statements.

(c)    Earnings per share on a diluted basis were $0.68 a share and $0.58 a share for the three months ended June 30, 2025 and 2024, respectively, and $2.92 a share and $2.66 a share for the six months ended June 30, 2025 and 2024, respectively.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and six months ended June 30, 2025 as compared with the 2024 period.

Variation for the Three Months Ended June 30, 2025 vs. 2024
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$15	$0.05
Higher income from allowance for funds used during construction	6	0.02
Change in incentives earned under the electric and gas earnings adjustment mechanisms	1	—
Higher interest on long term debt	(17)	(0.05)
Higher operation and maintenance expense from health care costs and injuries and damages, offset in part by lower stock-based compensation	(6)	(0.02)
Dilutive effect of issuance of common shares	—	(0.03)
Impact of the May 2024 NYSPSC order denying CECONY's request to capitalize costs to implement its new customer billing and information system	37	0.11
Total CECONY	36	0.08
O&R (a)
Electric base rate increase	7	0.02
Other	(2)	(0.01)
Total O&R	5	0.01
Con Edison Transmission
Accretion of the basis difference of Con Edison's equity investment in MVP	2	0.01
Income tax adjustment in 2024 due to AFUDC from MVP	(5)	(0.02)
Total Con Edison Transmission	(3)	(0.01)
Other, including parent company expenses (b)
HLBV effects	4	0.01
Loss (gain) and other impacts related to the sale of the Clean Energy Businesses	1	—
Other	1	0.01
Total Other, including parent company expenses	6	0.02
Total Reported (GAAP basis)	$44	$0.10

(a)Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. The Utilities' gas and CECONY’s steam sales are subject to a weather normalization clause, as a result of which, delivery revenues reflect normal weather conditions during the heating season. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect Con Edison’s results of operations.

(b)Other includes the parent company, Con Edison's tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Second Quarter Financial Statements.

Variation for the Six Months Ended June 30, 2025 vs. 2024
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$31	$0.09
Higher gas rate base	13	0.04
Change in incentives earned under the electric and gas earnings adjustment mechanisms	7	0.02
Dilutive effect of issuance of common shares	—	(0.07)
Impact of the May 2024 NYSPSC order denying CECONY's request to capitalize costs to implement its new customer billing and information system	37	0.11
Other	(1)	(0.01)
Total CECONY	87	0.18
O&R (a)
Electric base rate increase	11	0.03
Gas base rate increase	7	0.02
Higher interest expense	(3)	(0.01)
Other	(2)	(0.01)
Total O&R	13	0.03
Con Edison Transmission
Accretion of the basis difference of Con Edison's equity investment in MVP	5	0.02
Income tax adjustment in 2024 due to AFUDC from MVP	(5)	(0.02)
Other	(4)	(0.01)
Total Con Edison Transmission	(4)	(0.01)
Other, including parent company expenses (b)
Loss (gain) and other impacts related to the sale of the Clean Energy Businesses	23	0.06
HLBV effects	1	—
Other	(4)	—
Total Other, including parent company expenses	20	0.06
Total Reported (GAAP basis)	$116	$0.26

(a)Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans, revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. The Utilities' gas and CECONY’s steam sales are subject to a weather normalization clause, as a result of which, delivery revenues reflect normal weather conditions during the heating season. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect Con Edison’s results of operations.

(b)Other includes the parent company, Con Edison's tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Second Quarter Financial Statements.

The Companies’ other operations and maintenance expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2025	2024	2025	2024
CECONY
Operations	$509	$497	$994	$985
Pensions and other postretirement benefits	7	31	13	70
Health care and other benefits	50	47	99	88
Regulatory fees and assessments (a)	118	107	242	214
Other (b)	142	189	332	302
Total CECONY	$826	$871	$1,680	$1,659
O&R	93	94	188	191
Con Edison Transmission	4	3	7	6
Other (c)	—	(1)	—	—
Total other operations and maintenance expenses	$923	$967	$1,875	$1,856
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments that are collected in revenues.
(b)Other includes the impact of the May 2024 NYSPSC order denying CECONY's request to capitalize costs to implement its new customer billing and information system ($51 million).
(c)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Second Quarter Financial Statements.

A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2025 and 2024 follows. For additional business segment financial information, see Note M to the Second Quarter Financial Statements.

The Companies’ results of operations for the three months ended June 30, 2025 and 2024 were as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Operating revenues	$3,340	$2,996	$254	$224	$1	$1	$—	$(1)	$3,595	$3,220
Purchased power	579	498	70	58	—	—	—	—	649	556
Fuel	27	15	—	—	—	—	—	—	27	15
Gas purchased for resale	148	57	24	11	—	—	(1)	—	171	68
Other operations and maintenance	826	871	93	94	4	3	—	(1)	923	967
Depreciation and amortization	544	482	31	29	—	—	1	1	576	512
Taxes, other than income taxes	869	759	23	23	—	—	2	—	894	782
Operating income (loss)	347	314	13	9	(3)	(2)	(2)	(1)	355	320
Other income	209	142	11	8	17	11	4	(1)	241	160
Net interest expense	286	269	15	14	—	—	(1)	5	300	288
Income (loss) before income tax expense	270	187	9	3	14	9	3	(7)	296	192
Income tax expense (benefit)	48	1	1	—	4	(4)	(3)	(7)	50	(10)
Net income (loss) for common stock	$222	$186	$8	$3	$10	$13	$6	$—	$246	$202
(a)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Second Quarter Financial Statements.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended June 30, 2025				For the Three Months Ended June 30, 2024
(Millions of Dollars)	Electric	Gas	Steam	2025 Total	Electric	Gas	Steam	2024 Total	2025-2024 Variation
Operating revenues	$2,581	$653	$106	$3,340	$2,370	$538	$88	$2,996	$344
Purchased power	572	—	7	579	492	—	6	498	81
Fuel	15	—	12	27	11	—	4	15	12
Gas purchased for resale	—	148	—	148	—	57	—	57	91
Other operations and maintenance	636	134	56	826	671	147	53	871	(45)
Depreciation and amortization	396	119	29	544	345	112	25	482	62
Taxes, other than income taxes	650	166	53	869	579	137	43	759	110
Operating income	$312	$86	$(51)	$347	$272	$85	$(43)	$314	$33

Electric
CECONY’s results of electric operations for the three months ended June 30, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2025	June 30, 2024	Variation
Operating revenues	$2,581	$2,370	$211
Purchased power	572	492	80
Fuel	15	11	4
Other operations and maintenance	636	671	(35)
Depreciation and amortization	396	345	51
Taxes, other than income taxes	650	579	71
Electric operating income	$312	$272	$40

CECONY’s electric sales and deliveries for the three months ended June 30, 2025 compared with the 2024 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2025	June 30, 2024	Variation	Percent Variation		June 30, 2025	June 30, 2024	Variation	Percent Variation
Residential/Religious (b)	2,466	2,520	(54)	(2.1)%		$921	$901	$20	2.2%
Commercial/Industrial	2,419	2,208	211	9.6		723	622	101	16.2
Retail choice customers	4,722	4,851	(129)	(2.7)		604	587	17	2.9
NYPA, Municipal Agency and other sales	2,324	2,261	63	2.8		219	206	13	6.3
Other operating revenues (c)	—	—	—	—		114	54	60	Large
Total	11,931	11,840	91	0.8%	(d)	$2,581	$2,370	$211	8.9%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 2.3 percent in the three months ended June 30, 2025 compared with the 2024 period.

Operating revenues increased $211 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to an increase in revenues from the electric rate plan ($139 million) and higher purchased power expenses ($80 million), offset in part by lower operating revenue primarily driven by surcharge and lower deferral activity ($5 million).

Purchased power expenses increased $80 million in the three months ended June 30, 2025 compared with the 2024 period due to higher unit costs ($101 million), offset in part by lower purchased volumes ($21 million).

Fuel expenses increased $4 million in the three months ended June 30, 2025 compared with the 2024 period due to higher unit costs ($5 million), offset in part by lower purchased volumes from the company's electric generating facilities ($1 million).

Other operations and maintenance expenses decreased $35 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to the impact of the May 2024 NYSPSC order denying CECONY's request to capitalize costs to implement its new customer billing and information system ($37 million).

Depreciation and amortization expenses increased $51 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $71 million in the three months ended June 30, 2025 compared with the 2024 period due to higher property taxes ($62 million), higher state and local revenue taxes ($5 million) and higher payroll taxes ($2 million).

Gas
CECONY’s results of gas operations for the three months ended June 30, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2025	June 30, 2024	Variation
Operating revenues	$653	$538	$115
Gas purchased for resale	148	57	91
Other operations and maintenance	134	147	(13)
Depreciation and amortization	119	112	7
Taxes, other than income taxes	166	137	29
Gas operating income	$86	$85	$1

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2025 compared with the 2024 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2025	June 30, 2024	Variation	Percent Variation		June 30, 2025	June 30, 2024	Variation	Percent Variation
Residential	9,253	9,394	(141)	(1.5)%		$282	$243	$39	16.0%
General	7,664	7,137	527	7.4		195	142	53	37.3
Firm transportation	16,590	15,886	704	4.4		204	198	6	3.0
Total firm sales and transportation	33,507	32,417	1,090	3.4%	(b)	$681	$583	$98	16.8%
Interruptible sales	1,059	802	257	32.0		7	7	—	—
NYPA	9,697	15,413	(5,716)	(37.1)		1	1	—	—
Generation plants	14,572	13,965	607	4.3		5	5	—	—
Other	4,270	4,615	(345)	(7.5)		10	10	—	—
Other operating revenues (c)	—	—	—	—		(51)	(68)	17	(25.0)
Total	63,105	67,212	(4,107)	(6.1)%		$653	$538	$115	21.4%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area increased 16.9 percent in the three months ended June 30, 2025 compared with the 2024 period.
(c)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues increased $115 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to higher gas purchased for resale ($91 million) and an increase in gas revenues under the company's gas rate plan ($17 million).

Gas purchased for resale increased $91 million in the three months ended June 30, 2025 compared with the 2024 period due to higher unit costs ($101 million), offset in part by lower purchased volumes ($10 million).

Other operations and maintenance expenses decreased $13 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to the impact of the May 2024 NYSPSC order denying CECONY's request to capitalize costs to implement its new customer billing and information system ($8 million) and lower gas operations costs ($7 million), offset in part by higher uncollectible expenses ($2 million).

Depreciation and amortization expenses increased $7 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $29 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to lower deferral of under-collected property taxes ($18 million), higher property taxes ($9 million) and higher state and local revenue taxes ($3 million).

Steam
CECONY’s results of steam operations for the three months ended June 30, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2025	June 30, 2024	Variation
Operating revenues	$106	$88	$18
Purchased power	7	6	1
Fuel	12	4	8
Other operations and maintenance	56	53	3
Depreciation and amortization	29	25	4
Taxes, other than income taxes	53	43	10
Steam operating income	$(51)	$(43)	$(8)

CECONY’s steam sales and deliveries for the three months ended June 30, 2025 compared with the 2024 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2025	June 30, 2024	Variation	Percent Variation		June 30, 2025	June 30, 2024	Variation	Percent Variation
General	55	64	(9)	(14.1)%		$5	$5	$—	—%
Apartment house	880	915	(35)	(3.8)		33	28	5	17.9
Annual power	1,753	1,851	(98)	(5.3)		72	61	11	18.0
Other operating revenues (a)	—	—	—	—		(4)	(6)	2	(33.3)
Total	2,688	2,830	(142)	(5.0)%	(b)	$106	$88	$18	20.5%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company's service area decreased 4.4 percent in the three months ended June 30, 2025 compared with the 2024 period.

Operating revenues increased $18 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to higher fuel expenses ($8 million), an increase in steam revenues under the company's steam rate plan ($6 million) and higher purchased power expenses ($1 million).

Fuel expenses increased $8 million in the three months ended June 30, 2025 compared with the 2024 period due to higher unit costs ($7 million) and higher purchased volumes from the company’s steam generating facilities ($1 million).

Depreciation and amortization expenses increased $4 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to higher steam utility plant balances.

Taxes, other than income taxes increased $10 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to a lower deferral of under-collected property taxes ($8 million) and higher property taxes ($1 million).

Taxes, Other Than Income Taxes
At $869 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the three months ended June 30, 2025. The principal components of, and variations in, taxes other than income taxes were:

	For the Three Months Ended June 30,
(Millions of Dollars)	2025		2024		Variation
Property taxes	$722		$650		$72
State and local taxes related to revenue receipts	102		94		8
Payroll taxes	22		19		3
Other taxes (b)	23		(4)		27
Total	$869	(a)	$759	(a)	$110
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2025 and 2024 were $1,048 million and $928 million, respectively.
(b)Including the deferral of over-collected property taxes in 2025 of $22 million and the deferral of under-collected property taxes in 2024 of $6 million, respectively.

Other Income (Deductions)
Other income increased $67 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to higher credits associated with components of pension and other postretirement benefits other than service cost ($55 million) and an increase in AFUDC ($8 million).

Net Interest Expense
Net interest expense increased $17 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to higher interest on long-term debt resulting from increased debt balances ($23 million), offset in part by lower other interest expense ($4 million) and an increase in AFUDC ($3 million).

Income Tax Expense
Income taxes increased $47 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to lower amortization of excess deferred federal income taxes ($41 million) and higher income before income tax expense ($22 million), offset in part by a higher benefit from the annual amortization of Metropolitan Transportation Authority (MTA) tax surcredit ($5 million) and higher write-offs of uncollectible accounts, net of COVID-19 assistance ($10 million).

O&R

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
(Millions of Dollars)	Electric	Gas	2025 Total	Electric	Gas	2024 Total	2025-2024 Variation
Operating revenues	$196	$58	$254	$180	$44	$224	$30
Purchased power	70	—	70	58	—	58	12
Gas purchased for resale	—	24	24	—	11	11	13
Other operations and maintenance	73	20	93	75	19	94	(1)
Depreciation and amortization	22	9	31	20	9	29	2
Taxes, other than income taxes	15	8	23	15	8	23	—
Operating income (loss)	$16	$(3)	$13	$12	$(3)	$9	$4

Electric
O&R’s results of electric operations for the three months ended June 30, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2025	June 30, 2024	Variation
Operating revenues	$196	$180	$16
Purchased power	70	58	12
Other operations and maintenance	73	75	(2)
Depreciation and amortization	22	20	2
Taxes, other than income taxes	15	15	—
Electric operating income	$16	$12	$4

O&R’s electric sales and deliveries for the three months ended June 30, 2025 compared with the 2024 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2025	June 30, 2024	Variation	Percent Variation		June 30, 2025	June 30, 2024	Variation	Percent Variation
Residential/Religious (b)	473	477	(4)	(0.8)%		$115	$96	$19	19.8%
Commercial/Industrial	247	223	24	10.8		51	34	17	50.0
Retail choice customers	526	635	(109)	(17.2)		37	47	(10)	(21.3)
Public authorities	27	28	(1)	(3.6)		3	2	1	50.0
Other operating revenues (c)	—	—	—	—		(10)	1	(11)	Large
Total	1,273	1,363	(90)	(6.6)%	(d)	$196	$180	$16	8.9%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 4.4 percent in the three months ended June 30, 2025 compared with the 2024 period.

Operating revenues increased $16 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to higher purchased power expenses ($12 million) and higher revenues from the company's New York electric rate plan ($5 million).

Purchased power expense increased $12 million in the three months ended June 30, 2025 compared with the 2024 period due to higher purchased volumes ($11 million) and higher unit costs ($1 million).

Gas
O&R’s results of gas operations for the three months ended June 30, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2025	June 30, 2024	Variation
Operating revenues	$58	$44	$14
Gas purchased for resale	24	11	13
Other operations and maintenance	20	19	1
Depreciation and amortization	9	9	—
Taxes, other than income taxes	8	8	—
Gas operating income	$(3)	$(3)	$—

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2025 compared with the 2024 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2025	June 30, 2024	Variation	Percent Variation		June 30, 2025	June 30, 2024	Variation	Percent Variation
Residential	1,677	1,783	(106)	(5.9)%		$41	$32	$9	28.1%
General	400	468	(68)	(14.5)		6	5	1	20.0
Firm transportation	774	957	(183)	(19.1)		8	7	1	14.3
Total firm sales and transportation	2,851	3,208	(357)	(11.1)%	(b)	$55	$44	$11	25.0%
Interruptible sales	838	556	282	50.7		2	2	—	—
Generation plants	—	—	—	—		—	—	—	—
Other	110	12	98	Large		—	—	—	—
Other gas revenues	—	—	—	—		1	(2)	3	Large
Total	3,799	3,776	23	0.6%		$58	$44	$14	31.8%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R's service area increased 2.9 percent in the three months ended June 30, 2025 compared with the 2024 period.

Operating revenues increased $14 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to higher gas purchased for resale ($13 million) and revenues from the company's New York gas rate plan ($1 million).

Gas purchased for resale increased $13 million in the three months ended June 30, 2025 compared with the 2024 period due to higher unit costs ($8 million) and higher purchased volumes ($5 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2025 compared with 2024 for the three months ended June 30, 2025. The principal components of taxes, other than income taxes, were:

	For the Three Months Ended June 30,
(Millions of Dollars)	2025		2024		Variation
Property taxes	$18		$18		$—
State and local taxes related to revenue receipts	3		3		—
Payroll taxes	2		2		—
Total	$23	(a)	$23	(a)	$—
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2025 and 2024 were $31 million and $29 million, respectively.

Other Income (Deductions)
Other income increased $3 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to higher credits associated with components of pension and other postretirement benefits other than service cost ($3 million).
Con Edison Transmission
Other Income (Deductions)
Other income increased $6 million in the three months ended June 30, 2025 compared with the 2024 period due to accretion of the basis difference of Con Edison's Transmission's equity investment in MVP ($3 million) and higher investment income from MVP and NY Transco ($3 million).

Income Tax Expense
Income taxes increased $8 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to higher income before income tax expense ($2 million) and the absence of flow through federal and state tax benefits in 2025 for plant-related items ($6 million).

Other
Income Tax Expense
Income taxes increased $4 million in the three months ended June 30, 2025 compared with the 2024 period primarily due to higher income before income tax expense ($4 million) and the absence of production tax credits in 2025 related to the Broken Bow II wind project ($1 million).

The Companies’ results of operations for the six months ended June 30, 2025 and 2024 were as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Operating revenues	$7,782	$6,967	$610	$527	$2	$2	$(1)	$(1)	$8,393	$7,495
Purchased power	1,215	1,076	156	123	—	—	(1)	—	1,370	1,199
Fuel	154	103	—	—	—	—	—	—	154	103
Gas purchased for resale	453	292	80	43	—	—	—	—	533	335
Other operations and maintenance	1,680	1,659	188	191	7	6	—	—	1,875	1,856
Depreciation and amortization	1,077	993	62	58	—	1	1	(1)	1,140	1,051
Taxes, other than income taxes	1,789	1,540	49	48	—	—	3	2	1,841	1,590
Gain (Loss) on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	(30)	—	(30)
Operating income	1,414	1,304	75	64	(5)	(5)	(4)	(32)	1,480	1,331
Other income (deductions)	407	298	23	16	33	30	(1)	(2)	462	342
Net interest expense	579	540	31	27	—	—	2	10	612	577
Income before income tax expense	1,242	1,062	67	53	28	25	(7)	(44)	1,330	1,096
Income tax expense	275	182	14	13	8	1	(5)	(22)	292	174
Net income for common stock	$967	$880	$53	$40	$20	$24	($2)	$(22)	$1,038	$922
(a)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Second Quarter Financial Statements.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Six Months Ended June 30, 2025				For the Six Months Ended June 30, 2024
(Millions of Dollars)	Electric	Gas	Steam	2025 Total	Electric	Gas	Steam	2024 Total	2025-2024 Variation
Operating revenues	$5,267	$2,055	$460	$7,782	$4,812	$1,781	$374	$6,967	$815
Purchased power	1,193	—	22	1,215	1,060	—	16	1,076	139
Fuel	81	—	73	154	69	—	34	103	51
Gas purchased for resale	—	453	—	453	—	292	—	292	161
Other operations and maintenance	1,295	273	112	1,680	1,284	274	101	1,659	21
Depreciation and amortization	784	237	56	1,077	715	226	52	993	84
Taxes, other than income taxes	1,312	366	111	1,789	1,172	288	80	1,540	249
Operating income	$602	$726	$86	$1,414	$512	$701	$91	$1,304	$110

Electric
CECONY’s results of electric operations for the six months ended June 30, 2025 compared with the 2024 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2025	June 30, 2024	Variation
Operating revenues	$5,267	$4,812	$455
Purchased power	1,193	1,060	133
Fuel	81	69	12
Other operations and maintenance	1,295	1,284	11
Depreciation and amortization	784	715	69
Taxes, other than income taxes	1,312	1,172	140
Electric operating income	$602	$512	$90

CECONY’s electric sales and deliveries for the six months ended June 30, 2025 compared with the 2024 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2025	June 30, 2024	Variation	Percent Variation		June 30, 2025	June 30, 2024	Variation	Percent Variation
Residential/Religious (b)	5,504	5,111	393	7.7%		$2,052	$1,866	$186	10.0%
Commercial/Industrial	5,332	4,880	452	9.3		1,591	1,360	231	17.0
Retail choice customers	9,905	9,620	285	3.0		1,207	1,129	78	6.9
NYPA, Municipal Agency and other sales	4,768	4,562	206	4.5		416	383	33	8.6
Other operating revenues (c)	—	—	—	—		1	74	(73)	(98.6)
Total	25,509	24,173	1,336	5.5%	(d)	$5,267	$4,812	$455	9.5%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 4.3 percent in the six months ended June 30, 2025 compared with the 2024 period.

Operating revenues increased $455 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to an increase in revenues from the electric rate plan ($280 million), higher purchased power expenses ($133 million), higher fuel expenses ($12 million) and a change in incentives earned under the earnings adjustment mechanisms ($11 million).

Purchased Power expenses increased $133 million in the six months ended June 30, 2025 compared with the 2024 period due to higher unit costs ($119 million) and higher purchased volumes ($14 million).

Fuel expenses increased $12 million in the six months ended June 30, 2025 compared with the 2024 period due to higher unit costs ($22 million), offset in part by lower purchased volumes from CECONY's electric generating facilities ($10 million).

Other operations and maintenance expenses increased $11 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to higher total surcharges for assessments and fees that are collected in revenues from customers ($29 million), higher health care costs ($17 million) and an increase in stock-based compensation ($13 million), offset in part by the impact of the May 2024 NYSPSC order denying CECONY's request to capitalize costs to implement its new customer billing and information system ($37 million), lower electric operations maintenance activities ($5 million) and lower uncollectible expenses ($3 million).

Depreciation and amortization expenses increased $69 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $140 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to higher property taxes ($129 million) and higher state and local revenue taxes ($7 million).

Gas
CECONY’s results of gas operations for the six months ended June 30, 2025 compared with the 2024 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2025	June 30, 2024	Variation
Operating revenues	$2,055	$1,781	$274
Gas purchased for resale	453	292	161
Other operations and maintenance	273	274	(1)
Depreciation and amortization	237	226	11
Taxes, other than income taxes	366	288	78
Gas operating income	$726	$701	$25

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2025 compared with the 2024 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2025	June 30, 2024	Variation	Percent Variation		June 30, 2025	June 30, 2024	Variation	Percent Variation
Residential	35,515	30,470	5,045	16.6%		$874	$745	$129	17.3%
General	23,543	19,233	4,310	22.4		531	416	115	27.6
Firm transportation	51,675	45,384	6,291	13.9		634	603	31	5.1
Total firm sales and transportation	110,733	95,087	15,646	16.5	(b)	2,039	1,764	275	15.6
Interruptible sales	2,168	1,987	181	9.1		19	19	—	—
NYPA	19,596	28,403	(8,807)	(31.0)		1	1	—	—
Generation plants	27,270	26,914	356	1.3		9	10	(1)	(10.0)
Other	10,517	10,906	(389)	(3.6)		26	25	1	4.0
Other operating revenues (c)	—	—	—	—		(39)	(38)	(1)	2.6
Total	170,284	163,297	6,987	4.3%		$2,055	$1,781	$274	15.4%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area increased 6.0 percent in the six months ended June 30, 2025 compared with the 2024 period.
(c)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues increased $274 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to an increase in gas purchased for resale ($161 million) and an increase in revenues from the gas rate plan ($116 million).

Gas purchased for resale increased $161 million in the six months ended June 30, 2025 compared with the 2024 period due to higher unit costs ($154 million) and higher purchased volumes ($7 million).

Depreciation and amortization expenses increased $11 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $78 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to a lower deferral of under-collected property taxes ($52 million), higher property taxes ($17 million) and higher state and local taxes ($7 million).

Steam
CECONY’s results of steam operations for the six months ended June 30, 2025 compared with the 2024 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2025	June 30, 2024	Variation
Operating revenues	$460	$374	$86
Purchased power	22	16	6
Fuel	73	34	39
Other operations and maintenance	112	101	11
Depreciation and amortization	56	52	4
Taxes, other than income taxes	111	80	31
Steam operating income	$86	$91	$(5)

CECONY’s steam sales and deliveries for the six months ended June 30, 2025 compared with the 2024 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2025	June 30, 2024	Variation	Percent Variation		June 30, 2025	June 30, 2024	Variation	Percent Variation
General	364	315	49	15.6%		$25	$22	$3	13.6%
Apartment house	3,235	3,021	214	7.1		129	105	24	22.9
Annual power	6,760	6,143	617	10.0		313	263	50	19.0
Other operating revenues (a)	—	—	—	—		(7)	(16)	9	(56.3)
Total	10,359	9,479	880	9.3%	(b)	$460	$374	$86	23.0%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company's service area decreased 4.8 percent in the six months ended June 30, 2025 compared with the 2024 period.

Operating revenues increased $86 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to increase in steam revenues under the company's steam rate plan ($39 million), higher fuel expenses ($39 million) and higher purchased power expenses ($6 million).

Purchased power expenses increased $6 million in the six months ended June 30, 2025 compared with the 2024 period due to higher unit costs ($11 million), offset in part by lower purchased volumes ($5 million).

Fuel expenses increased $39 million in the six months ended June 30, 2025 compared with the 2024 period due to higher unit costs ($33 million) and higher purchased volumes from CECONY’s steam generating facilities ($6 million).

Other operations and maintenance expenses increased $11 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to higher steam operations maintenance activities ($7 million), an increase in municipal infrastructure support ($6 million) and higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($3 million), offset in part by the impact of the May 2024 NYSPSC order denying CECONY's request to capitalize costs to implement its new customer billing and information system ($6 million).

Taxes, other than income taxes increased $31 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to lower deferral of under-collected property taxes ($27 million), higher property taxes ($3 million) and higher state and local taxes ($1 million).

Taxes, Other Than Income Taxes
At $1,789 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the six months ended June 30, 2025. The principal components of, and variations in, taxes other than income taxes were:

	For the Six Months Ended June 30,
(Millions of Dollars)	2025		2024		Variation
Property taxes	$1,448		$1,299		$149
State and local taxes related to revenue receipts	230		214		16
Payroll taxes	57		51		6
Other taxes (b)	54		(24)		78
Total	$1,789	(a)	$1,540	(a)	$249
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2025 and 2024 were $2,210 million and $1,906 million, respectively.
(b)Including the deferral of over-collected property taxes in 2025 of $52 million and the deferral of under-collected property taxes in 2024 of $26 million, respectively.

Other Income (Deductions)
Other income increased $109 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to higher credits associated with components of pension and other postretirement benefits other than service cost ($101 million) and an increase in AFUDC ($16 million), offset in part by higher expenses resulting from investment performance in the deferred compensation plan ($9 million).

Net Interest Expense
Net interest expense increased $39 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to higher interest expense for long-term debt ($57 million), offset in part by lower interest on short-term debt ($27 million).

Income Tax Expense
Income taxes increased $93 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to lower amortization of excess deferred federal income taxes ($81 million) and higher income before income tax expense ($48 million), offset in part by a higher benefit from the annual amortization of MTA tax surcredit ($18 million) and higher write-offs of uncollectible accounts, net of COVID-19 assistance ($18 million).

O&R

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
(Millions of Dollars)	Electric	Gas	2025 Total	Electric	Gas	2024 Total	2025-2024 Variation
Operating revenues	$411	$199	$610	$370	$157	$527	$83
Purchased power	156	—	156	123	—	123	33
Gas purchased for resale	—	80	80	—	43	43	37
Other operations and maintenance	148	40	188	151	40	191	(3)
Depreciation and amortization	43	19	62	40	18	58	4
Taxes, other than income taxes	31	18	49	31	17	48	1
Operating income	$33	$42	$75	$25	$39	$64	$11

Electric

O&R’s results of electric operations for the six months ended June 30, 2025 compared with the 2024 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2025	June 30, 2024	Variation
Operating revenues	$411	$370	$41
Purchased power	156	123	33
Other operations and maintenance	148	151	(3)
Depreciation and amortization	43	40	3
Taxes, other than income taxes	31	31	—
Electric operating income	$33	$25	$8

O&R’s electric sales and deliveries for the six months ended June 30, 2025 compared with the 2024 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2025	June 30, 2024	Variation	Percent Variation		June 30, 2025	June 30, 2024	Variation	Percent Variation
Residential/Religious (b)	1,033	977	56	5.7%		$240	$203	$37	18.2%
Commercial/Industrial	534	461	73	15.8		99	74	25	33.8
Retail choice customers	1,062	1,217	(155)	(12.7)		71	89	(18)	(20.2)
Public authorities	56	55	1	1.8		7	5	2	40.0
Other operating revenues (c)	—	—	—	—		(6)	(1)	(5)	Large
Total	2,685	2,710	(25)	(0.9)%	(d)	$411	$370	$41	11.1%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 2.8 percent in the six months ended June 30, 2025 compared with the 2024 period.

Operating revenues increased $41 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to higher purchased power expenses ($33 million) and higher revenues from the New York electric rate plan ($5 million).

Purchased power expenses increased $33 million in the six months ended June 30, 2025 compared with the 2024 period due to higher purchased volumes ($20 million) and higher unit costs ($13 million).

Gas
O&R’s results of gas operations for the six months ended June 30, 2025 compared with the 2024 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2025	June 30, 2024	Variation
Operating revenues	$199	$157	$42
Gas purchased for resale	80	43	37
Other operations and maintenance	40	40	—
Depreciation and amortization	19	18	1
Taxes, other than income taxes	18	17	1
Gas operating income	$42	$39	$3

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2025 compared with the 2024 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2025	June 30, 2024	Variation	Percent Variation		June 30, 2025	June 30, 2024	Variation	Percent Variation
Residential	8,818	7,758	1,060	13.7%		$150	$117	$33	28.2%
General	1,910	1,193	717	60.1		25	14	11	78.6
Firm transportation	3,373	3,327	46	1.4		26	24	2	8.3
Total firm sales and transportation	14,101	12,278	1,823	14.8	(b)	$201	$155	$46	29.7
Interruptible sales	1,930	1,303	627	48.1		4	4	—	—
Generation plants	2	2	—	—		—	—	—	—
Other	456	43	413	Large		—	—	—	—
Other gas revenues	—	—	—	—		(6)	(2)	(4)	Large
Total	16,489	13,626	2,863	21.0%		$199	$157	$42	26.8%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R's service area increased 3.5 percent in the six months ended June 30, 2025 compared with the 2024 period.

Operating revenues increased $42 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to an increase in gas purchased for resale ($37 million) and higher revenues from the New York gas rate plan ($3 million).

Gas purchased for resale increased $37 million in the six months ended June 30, 2025 compared with the 2024 period due to higher unit costs ($19 million) and higher purchased volumes ($18 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased by $1 million in 2025 compared with 2024 for the six months ended June 30, 2025. The principal components of taxes, other than income taxes, were:

	For the Six Months Ended June 30,
(Millions of Dollars)	2025		2024		Variation
Property taxes	$35		$36		$(1)
State and local taxes related to revenue receipts	8		6		2
Payroll taxes	6		6		—
Total	$49	(a)	$48	(a)	$1
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2025 and 2024 were $66 million and $62 million, respectively.

Other Income (Deductions)
Other income increased $7 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to higher credits associated with components of pension and other postretirement benefits other than service cost ($7 million).

Con Edison Transmission
Income Tax Expense
Income taxes increased $7 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to higher income before income tax expense ($1 million) and the absence of flow through federal and state tax benefits in 2025 for plant-related items ($6 million).

Other
Income Tax Expense
Income taxes increased $17 million in the six months ended June 30, 2025 compared with the 2024 period primarily due to higher income before income tax expense ($12 million) and the absence of production tax credits in 2025 related to the Broken Bow II wind project ($4 million).

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

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the six months ended June 30, 2025 and 2024 are summarized as follows:

	For the Six Months Ended June 30,
	CECONY		O&R		Con Edison Transmission		Other (a)(b)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Operating activities	$2,700	$1,791	$133	$71	$16	$—	$(33)	$50	$2,816	$1,912
Investing activities	(2,479)	(2,453)	(192)	(157)	(29)	(13)	45	1	(2,655)	(2,622)
Financing activities	(13)	985	57	86	(3)	(1)	(28)	(48)	13	1,022
Net change for the period	208	323	(2)	—	(16)	(14)	(16)	3	174	312
Balance at beginning of period	1,254	1,138	38	23	23	25	18	9	1,333	1,195
Balance at end of period (c)	$1,462	$1,461	$36	$23	$7	$11	$2	$12	$1,507	$1,507
Less: Balance held for sale (d)	—	—	—	—	—	—	—	7	—	7
Balance at end of period excluding held for sale	$1,462	$1,461	$36	$23	$7	$11	$2	$5	$1,507	$1,500
(a) Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Second Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the Second Quarter Financial Statements.
(d) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q to the Second Quarter Financial Statements.

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

In general, the Utilities suspended service disconnections during the COVID-19 pandemic and have since resumed such activities in accordance with applicable law. At June 30, 2025, CECONY's and O&R's customer accounts receivables balances of $2,912 million and $116 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,530 million and $26 million, respectively. A continued increase in accounts receivable balances has impacted and is expected to continue to impact the Companies' liquidity. See “Aged Accounts Receivable Balances,” above.

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

Net cash flows from operating activities for the six months ended June 30, 2025 for Con Edison were $904 million higher than in the 2024 period. The change in net cash flows for Con Edison primarily reflects:
•an increase in other current liabilities of $204 million;
•an increase in accounts payable of $201 million;
•a decrease in taxes receivable of $144 million;
•lower accounts receivable – customers, net $113 million;
•lower net deferred charges, noncurrent assets, leases, net and other regulatory assets balances of $101 million; and
•a decrease in revenue decoupling mechanism receivables of $83 million.

Net cash flows from operating activities for the six months ended June 30, 2025 for CECONY were $909 million higher than in the 2024 period. The change in net cash flows for CECONY primarily reflects:
•a decrease in accounts receivable from (to) affiliated companies of $234 million;
•an increase in accounts payable of $210 million;
•an increase in other current liabilities of $205 million;
•lower accounts receivable – customers, net $114 million; and
•a decrease in the revenue decoupling mechanism receivable of $78 million.

Cash Flows Used in Investing Activities
The following table summarizes key components of Con Edison’s investing cash flows.

	For the Six Months Ended June 30,
(Millions of Dollars)	2025	2024	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(2,420)	$(2,396)	$(24)
Cost of removal less salvage	(251)	(214)	(37)
Non-utility capital expenditures	(1)	—	(1)
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	45	—	45
Other investing activities	(28)	(12)	(16)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(2,655)	$(2,622)	$(33)
Net cash flows used in investing activities for Con Edison were $33 million higher for the six months ended June 30, 2025 compared with the 2024 period. The change for Con Edison primarily reflects:
•higher cost of removal less salvage of $37 million;
•an increase in utility capital expenditures of $24 million; and
•an increase in other investing activities of $16 million;
Offset in part by
•the proceeds from the sale of Broken Bow II, net of cash and cash equivalents sold in 2025 of ($45 million).

The following table summarizes key components of CECONY’s investing cash flows.

	For the Six Months Ended June 30,
(Millions of Dollars)	2025	2024	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(2,233)	$(2,242)	$9
Cost of removal less salvage	(246)	(211)	(35)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(2,479)	$(2,453)	$(26)
Net cash flows used in investing activities for CECONY were $26 million higher for the six months ended June 30, 2025 compared with the 2024 period. The change for CECONY primarily reflects:
•higher cost of removal less salvage of $35 million;
Offset in part by
•a decrease in utility capital expenditures of ($9 million).

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

Cash Flows Used In Financing Activities
The following table summarizes key components of Con Edison’s financing cash flows.

	For the Six Months Ended June 30,
(Millions of Dollars)	2025	2024	Variance
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	$(950)	$164	$(1,114)
Issuance of long-term debt	—	1,400	$(1,400)
Borrowing under term loan	200	—	200
Debt issuance costs	(1)	(23)	22
Common stock dividends	(576)	(549)	(27)
Issuance of common shares - public offering	1,308	—	1,308
Issuance of common shares for stock plans	32	30	2
NET CASH FLOWS FROM FINANCING ACTIVITIES	$13	$1,022	$(1,009)

Net cash flows from financing activities for Con Edison were $1,009 million higher for the six months ended June 30, 2025 compared with the 2024 period and reflect the following transactions:
•an increase in the net payment of short-term debt of $1,114 million;
Offset in part by
•an increase in the borrowing under term loan ($200 million).

The following table summarizes key components of CECONY’s financing cash flows.

	For the Six Months Ended June 30,
(Millions of Dollars)	2025	2024	Variance
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	$(894)	$64	$(958)
Issuance of long-term debt	—	1,400	$(1,400)
Borrowing under term loan	200	—	200
Debt issuance costs	(1)	(23)	22
Capital contribution by Con Edison	1,250	80	1,170
Dividend to Con Edison	(568)	(536)	(32)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	$(13)	$985	$(998)

Net cash flows used in financing activities for CECONY were $998 million higher for the six months ended June 30, 2025 compared with the 2024 period and reflects the following transactions:
•an increase in the net payment of short-term debt of $958 million.

Cash flows from financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at June 30, 2025 and 2024 and the average daily balances for the six months ended June 30, 2025 and 2024 for Con Edison and CECONY were as follows:

	2025		2024
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30,	Daily average	Outstanding at June 30,	Daily average
Con Edison	$1,220	$914	$2,452	$1,840
CECONY	$800	$537	$1,967	$1,406
Weighted average yield	4.6%	4.5%	5.5%	5.5%

Capital Resources
For each of the Companies, the common equity ratio at June 30, 2025 and December 31, 2024 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2025	December 31, 2024
Con Edison	49.1	47.1
CECONY	48.0	46.0

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at June 30, 2025 and December 31, 2024 are summarized as follows.

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
ASSETS
Current assets	$5,789	$6,298	$326	$385	$18	$26	$(83)	$(45)	$6,050	$6,664
Investments	718	684	21	23	448	419	(1)	—	1,186	1,126
Net plant	50,316	48,983	3,292	3,166	17	17	—	(1)	53,625	52,165
Other noncurrent assets	9,742	9,685	485	486	7	7	406	429	10,640	10,607
Total Assets	$66,565	$65,650	$4,124	$4,060	$490	$469	$322	$383	$71,501	$70,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,841	$5,559	$404	$467	$2	$7	$267	$400	$5,514	$6,433
Noncurrent liabilities	16,694	16,711	1,220	1,209	(56)	(65)	(284)	(339)	17,574	17,516
Long-term debt	23,415	23,409	1,242	1,242	—	—	—	—	24,657	24,651
Equity	21,615	19,971	1,258	1,142	544	527	339	322	23,756	21,962
Total Liabilities and Equity	$66,565	$65,650	$4,124	$4,060	$490	$469	$322	$383	$71,501	$70,562
(a) Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Second Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
.
CECONY
Current assets at June 30, 2025 were $509 million lower than at December 31, 2024. The change in current assets primarily reflects a decrease in accounts receivable from affiliated companies ($293 million) and a decrease in accrued unbilled revenue ($203 million).

Net plant at June 30, 2025 was $1,333 million higher than at December 31, 2024. The change in net plant primarily reflects an increase in electric ($1,442 million), gas ($318 million), steam ($16 million) and general ($183 million) plant balances, offset in part by an increase in accumulated depreciation ($497 million) and a decrease in construction work in progress ($129 million).

Current liabilities at June 30, 2025 were $718 million lower than at December 31, 2024. The change in current liabilities primarily reflects a decrease in notes payable ($894 million), offset in part by an increase in the borrowing under term loan ($200 million).

Equity at June 30, 2025 was $1,644 million higher than at December 31, 2024. The change in equity primarily reflects net income for the six months ended June 30, 2025 ($967 million), capital contributions from Con Edison ($1,250 million) in 2025 and a change in stock awards ($3 million), offset in part by common stock dividends to Con Edison ($568 million) in 2025 and a decrease in other comprehensive income ($8 million).

O&R
Current assets at June 30, 2025 were $59 million lower than at December 31, 2024. The change in current assets primarily reflects a decrease in regulatory assets ($25 million), accounts receivable from affiliated companies ($19 million) and the revenue decoupling mechanism receivable ($16 million).

Net plant at June 30, 2025 was $126 million higher than at December 31, 2024. The change in net plant primarily reflects an increase in electric ($74 million), gas ($36 million) and general ($8 million) plant balances and an increase in construction work in progress ($40 million), offset in part by an increase in accumulated depreciation ($32 million).

Current liabilities at June 30, 2025 were $63 million lower than at December 31, 2024. The change in current liabilities primarily reflects a decrease in regulatory liabilities ($28 million), accounts payable ($13 million), accounts payable to affiliated companies ($10 million) and notes payable ($9 million).

Other noncurrent liabilities at June 30, 2025 were $11 million higher than at December 31, 2024. The change in other noncurrent liabilities primarily reflects an increase in deferred income taxes and unamortized investment tax credits ($13 million), pension and retiree benefits ($12 million) and other deferred credits and noncurrent liabilities ($9 million), offset in part by regulatory liabilities ($23 million).

Equity at June 30, 2025 was $116 million higher than at December 31, 2024. The change in equity primarily reflects net income for the six months ended June 30, 2025 ($53 million) and capital contributions from Con Edison ($100 million) in 2025, offset in part by common stock dividends to Con Edison ($34 million) in 2025 and a decrease in other comprehensive income ($3 million).

Con Edison Transmission
Current assets at June 30, 2025 were $8 million lower than at December 31, 2024. The change in current assets primarily reflects a decrease in cash and temporary cash investment ($16 million), offset in part by an increase in accounts receivable from affiliated companies ($9 million).

Investments at June 30, 2025 were $29 million higher than at December 31, 2024. The increase in investments primarily reflects additional investment in New York Transco ($28 million).

Current liabilities at June 30, 2025 were $5 million lower than at December 31, 2024. The change in current liabilities primarily reflects a decrease in accrued taxes ($4 million).

Equity at June 30, 2025 was $17 million higher than at December 31, 2024. The change in equity primarily reflects net income for the six months ended June 30, 2025 ($20 million), offset in part by common stock dividends to Con Edison ($3 million).

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
(a)TOTS is a group of three electric power bulk transmission projects ($217 million total cost) constructed on the New York bulk transmission system to increase transfer capability between upstate and downstate New York. In March 2025, the FERC issued an order establishing hearing and settlement procedures for New York Transco's petition requesting an updated base ROE of 10.9 percent.
(b)The NYES project was constructed to relieve transmission congestion between upstate and downstate (estimated cost of approximately $800 million). In June 2024, construction of the Dover Station, an additional network upgrade to support the NYES project, resumed following the reissuance of its permits and is anticipated to be completed during the fourth quarter of 2025. In March 2025, the FERC issued an order establishing hearing and settlement procedures for New York Transco's petition requesting an updated base ROE of 10.9 percent.
(c)Propel NY Energy, a project that is under development jointly with the NYPA, is a 90-mile electric transmission project that is expected to increase high voltage transmission connections between Long Island and the rest of New York State. New York Transco’s share of the estimated cost of the Propel NY Energy project is $2,200 million, excluding interconnection costs and the cost of projects expected to be built by local transmission owners, including CECONY. The siting, construction and operation of the project will require approvals and permits from the appropriate governmental agencies and authorities, including the NYSPSC. The FERC also authorized the project to receive an abandoned plant incentive if the project is cancelled or abandoned for reasons beyond Propel NY Energy’s control and to recover construction work in progress in rate base during the development and construction phase of the project.

Con Edison Transmission owns an interest of approximately 71.2 percent in Honeoye, a company that operates a gas storage facility in upstate New York and in which CECONY owns the remaining interest. Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye.

Con Edison Transmission owns an interest of approximately 6.6 percent in MVP as of June 30, 2025. MVP is a joint venture among five partners, including Con Edison Transmission, that constructed and operates the Mountain Valley Pipeline, a 303-mile gas transmission project in West Virginia and Virginia that entered service in June 2024. Con Edison Transmission is considering strategic alternatives with respect to its investment in MVP.

In June 2024, construction of the Dover Station, an additional network upgrade to support the NYES project, resumed following the reissuance of its permits and is anticipated to be completed during the fourth quarter of 2025.

Environmental Matters
Clean Energy Future
In May 2025, CECONY and O&R submitted the annual update to their combined gas system long-term plan (GSLTP) that was filed in November 2023. In addition to the annual updates, the filing contained a system planning update with details on potential long-term impacts to revenue requirements, load forecasts, program changes, data on actual customer usage, a framework for scaling back the Utilities’ long-term contracts for natural gas supply, updates on disadvantaged communities and development of a definition of “hard-to-electrify customers.” The Utilities are required to periodically file these long-term plans and the next iteration of the GSLTP is due in August 2027.

In June 2025, the NYSPSC approved five of the nine urgent proactive planning projects proposed by CECONY in its November 2024 filing for grid upgrades needed to meet anticipated demand from transportation and building heating electrification. The total estimated capital costs for the five new urgent projects are $439.9 million. The NYSPSC indicated that the remaining urgent projects not approved may be pursued as part of a rate case, through the yet to be established proactive planning framework study process, or through another relevant generic proceeding. All nine proposed projects were included in the CECONY 2025 rate filing.

In July 2025, the FERC granted CECONY’s request for the abandoned plant and construction work in progress (CWIP) incentives for certain breakers at the Rainey substation in Queens, New York that CECONY has been designated to construct as part of the Propel NY Energy project that is being developed by NYPA and New York

Transco, effective July 14, 2025. See “Con Edison Transmission,” above. CECONY will recover all of its prudently incurred costs associated with the breakers if the installation is cancelled or abandoned for reasons beyond CECONY’s control and CECONY will recover all of the CWIP incentive in rate base during the development and construction phase of the breakers.

Offshore Wind
In July 2025, the NYSPSC issued an order withdrawing the PPTN process given actions taken by the federal government that reduced the prospects for the construction of the offshore wind resources that were anticipated to be served by the proposed transmission solutions. The NYSPSC’s decision does not, however, affect previously permitted offshore wind projects in New York, including Sunrise Wind (924 MW), a project that began construction in June 2024 and is expected to enter commercial operation in 2026 and Empire Wind 1 (810 MW), a project that is expected to enter commercial operation in 2027 and connect to the New York City electrical grid at CECONY’s Gowanus substation.

In May 2025, construction of relevant marine activities associated with the Empire Wind 1 offshore wind project (810 MW) resumed after a suspension that began in April 2025 in compliance with a stop work order issued by the United States Bureau of Ocean Energy Management. See "Federal Regulation," above.

Energy Efficiency and Building Electrification
In May 2025, the NYSPSC issued two orders that established budgets for CECONY’s and O&R’s energy efficiency and building electrification programs (formerly known as New Efficiency New York) for 2026-2030 with aggregate budgets of approximately $2,140 million and $110 million, respectively. The aggregate amounts are comprised of average annual budgets of: $300 million and $19 million for electric energy efficiency and heat pump programs for CECONY and O&R, respectively, and $128 million and $3 million for gas energy efficiency programs for CECONY and O&R, respectively. Energy efficiency and building electrification expenditures are treated as regulatory assets with recovery including the weighted average cost of capital and beginning in 2026 via a surcharge rather than included in base rates.

Thermal Energy Networks
In July 2025, CECONY and O&R filed with the NYSPSC their final Pilot Engineering Design and Customer Protection Plans (Stage 2 Filings) for the utility-scale thermal energy network (UTEN) pilot project. CECONY and O&R requested authorization to proceed to Stage 3 (Customer Enrollment and Construction). The total estimated costs for the UTEN projects have increased to $415 million (from $255 million) and $112 million (from $46 million) for CECONY and O&R, respectively. CECONY and O&R were previously authorized to incur costs of $23.1 million and $4.6 million, respectively. The remaining proposed budget amounts in excess of the previously authorized amounts are subject to approval by the NYSPSC.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the capital expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at June 30, 2025, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $11 million and $9 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

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

Con Edison estimates that, as of June 30, 2025, a 10 percent decline in market prices would result in a decline in fair value of $153 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $141 million is for CECONY and $12 million is for O&R. As of June 30, 2024, Con Edison estimated that a 10 percent decline in market prices would result in a decline in fair value of $155 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $142 million is for CECONY and $13 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

The Utilities do not make any margin or profit on the electricity or gas they sell. In accordance with provisions approved by state regulators, the Utilities generally recover from full-service customers the costs they incur for energy purchased for those customers, including gains and losses on certain derivative instruments used to hedge energy purchased and related costs. However, increases in electric and gas commodity prices may contribute to a slower recovery of cash from outstanding customer accounts receivable balances. See “Electric Supply” and “Aged Accounts Receivable Balances,” above.

Investment Risk
The Companies’ investment risk relates to the investment of plan assets for their pension and other postretirement benefit plans. Con Edison's investment risk also relates to the investments of Con Edison Transmission that are accounted for under the equity method. See "Investments" in Note A to the Second Quarter Financial Statements.

The Companies’ current investment policy for pension plan assets includes investment targets of 26 to 30 percent equity securities, 42 to 60 percent debt securities and 14 to 30 percent alternatives. At June 30, 2025, the pension plan investments consisted of 27 percent equity securities, 50 percent debt securities and 23 percent alternatives.

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

Item 5: Other Information
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Item 6: Exhibits
Con Edison

Exhibit 10.1.1	Amendment One to the Consolidated Edison, Inc. Stock Purchase Plan, effective as of May 12, 2025.
Exhibit 10.1.2	Amendment Two to the Consolidated Edison, Inc. Stock Purchase Plan, effective as of May 12, 2025.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: August 7, 2025	By	/s/ Kirkland B. Andrews
Kirkland B. Andrews Senior Vice President, Chief Financial Officer and Duly Authorized Officer