Form 10-Q
period 2025-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2025-11-06
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2025
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

As of October 31, 2025, Con Edison had outstanding 360,935,608 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Glossary of Terms

The following is a glossary of abbreviations or acronyms that are used in the Companies’ SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., a former subsidiary of Con Edison
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDPS	New York State Department of Public Service
NYSPSC	New York State Public Service Commission
SEC	U.S. Securities and Exchange Commission

Accounting
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification Topic
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
VIE	Variable Interest Entity

Environmental
GHG	Greenhouse gases
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
Dt	Dekatherm
kV	Kilovolt
kWh	Kilowatt-hour
MMlb	Million pounds
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
COVID-19	Coronavirus Disease 2019 and any mutations or variants thereof
Third Quarter Financial Statements	Consolidated financial statements included in the Companies' Quarterly Report on Form 10-Q for the quarterly period ended September 30 of the current year
IRA	The federal Inflation Reduction Act, as enacted on August 16, 2022
OBBBA	The federal One Big Beautiful Bill Act, as enacted on July 4, 2025
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017

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

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars/Except Share Data)	2025	2024	2025	2024
OPERATING REVENUES
Electric	$4,040	$3,669	$9,718	$8,849
Gas	433	373	2,686	2,312
Steam	56	49	517	423
Non-utility	1	1	3	3
TOTAL OPERATING REVENUES	4,530	4,092	12,924	11,587
OPERATING EXPENSES
Purchased power	905	743	2,276	1,942
Fuel	40	27	194	130
Gas purchased for resale	113	67	646	402
Other operations and maintenance	965	986	2,840	2,841
Depreciation and amortization	586	550	1,726	1,601
Taxes, other than income taxes	953	857	2,794	2,448
TOTAL OPERATING EXPENSES	3,562	3,230	10,476	9,364
Loss on sale of the Clean Energy Businesses	—	—	—	(30)
OPERATING INCOME	968	862	2,448	2,193
OTHER INCOME (DEDUCTIONS)
Investment income	18	17	51	46
Other income	208	157	623	476
Allowance for equity funds used during construction	16	8	52	29
Other deductions	(11)	(17)	(33)	(44)
TOTAL OTHER INCOME	231	165	693	507
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	1,199	1,027	3,141	2,700
INTEREST EXPENSE (INCOME)
Interest on long-term debt	292	275	875	797
Other interest expense	31	47	96	131
Allowance for borrowed funds used during construction	(14)	(16)	(49)	(45)
NET INTEREST EXPENSE	309	306	922	883
INCOME BEFORE INCOME TAX EXPENSE	890	721	2,219	1,817
INCOME TAX EXPENSE	202	133	493	307
NET INCOME FOR COMMON STOCK	$688	$588	$1,726	$1,510
Net income per common share - basic	$1.91	$1.70	$4.84	$4.37
Net income per common share - diluted	$1.90	$1.69	$4.83	$4.35
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	360.7	346.2	356.4	345.9
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	361.9	347.5	357.6	347.2
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2025	2024	2025	2024
NET INCOME	$688	$588	$1,726	$1,510
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	(12)	(4)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	—	(12)	(4)
COMPREHENSIVE INCOME	$688	$588	$1,714	$1,506
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2025	2024
OPERATING ACTIVITIES
Net income	$1,726	$1,510
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	1,726	1,601
Deferred income taxes	498	448
Rate case amortization and accruals	194	174
Pre-tax loss on sale of the Clean Energy Businesses	—	30
Other non-cash items, net	(159)	(107)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	103	(230)
Other receivables, net and other current assets	173	244
Taxes receivable	144	—
Unbilled revenue and net unbilled revenue deferrals	18	31
Prepayments	(700)	(902)
Accounts payable	(128)	(199)
Pensions and retiree benefits obligations, net	(423)	(185)
Pensions and retiree benefits contributions	(20)	(21)
Accrued taxes	(4)	(14)
Accrued interest	138	159
Superfund and other environmental costs, net	(10)	(27)
Distributions from equity investments	51	15
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(265)	(553)
Deferred credits, noncurrent liabilities and other regulatory liabilities	181	400
Other current liabilities	77	(70)
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,320	2,304
INVESTING ACTIVITIES
Utility capital expenditures	(3,460)	(3,533)
Cost of removal less salvage	(335)	(335)
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	45	—
Other investing activities	(36)	(21)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,786)	(3,889)
FINANCING ACTIVITIES
Net payment of short-term debt	(1,618)	(229)
Issuance of long-term debt	250	1,525
Borrowing under term loan	200	—
Debt issuance costs	(3)	(25)
Common stock dividends	(871)	(824)
Issuance of common shares - public offering	1,308	—
Issuance of common shares for stock plans	49	45
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(685)	492
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(1,151)	(1,093)
BALANCE AT BEGINNING OF PERIOD	1,333	1,195
BALANCE AT END OF PERIOD	$182	$102
LESS: CHANGE IN CASH AND RESTRICTED CASH BALANCES HELD FOR SALE	—	9
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$182	$93
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid (received) during the period for:
Interest, net of capitalized interest	$726	$657
Income taxes	$(167)	$6
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$720	$496
Issuance of common shares for dividend reinvestment	$37	$37
Equipment acquired but unpaid as of end of period	$—	$6
                The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$181	$1,324
Accounts receivable – customers, net allowance for uncollectible accounts of $610 and $620 in 2025 and 2024, respectively	2,347	2,440
Other receivables, net allowance for uncollectible accounts of $60 and $41 in 2025 and 2024, respectively	169	292
Accrued unbilled revenue	652	848
Taxes receivable	1	145
Fuel oil, gas in storage, materials and supplies, at average cost	516	485
Prepayments	1,145	445
Regulatory assets	118	141
Restricted cash	1	—
Revenue decoupling mechanism receivable	177	202
Fair value of derivative assets	14	15
Assets held for sale	—	133
Other current assets	139	194
TOTAL CURRENT ASSETS	5,460	6,664
INVESTMENTS	1,229	1,126
UTILITY PLANT, AT ORIGINAL COST
Electric	43,387	41,206
Gas	15,740	15,127
Steam	3,220	3,187
General	5,021	4,851
TOTAL	67,368	64,371
Less: Accumulated depreciation	16,160	15,384
Net	51,208	48,987
Construction work in progress	3,177	3,165
NET UTILITY PLANT	54,385	52,152
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $25 in 2025 and 2024	11	12
Construction work in progress	1	1
NET PLANT	54,397	52,165
OTHER NONCURRENT ASSETS
Goodwill	408	408
Regulatory assets	5,554	5,523
Pension and retiree benefits	3,913	3,791
Operating lease right-of-use asset	466	493
Fair value of derivative assets	37	27
Other deferred charges and noncurrent assets	380	365
TOTAL OTHER NONCURRENT ASSETS	10,758	10,607
TOTAL ASSETS	$71,844	$70,562
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Term loan	$700	$500
Notes payable	552	2,170
Accounts payable	1,583	1,676
Customer deposits	484	412
Accrued taxes	67	70
Accrued interest	337	199
Accrued wages	147	127
Fair value of derivative liabilities	73	52
Regulatory liabilities	123	102
System benefit charge	438	447
Operating lease liabilities	120	118
Liabilities held for sale	—	79
Other current liabilities	455	481
TOTAL CURRENT LIABILITIES	5,079	6,433
NONCURRENT LIABILITIES
Provision for injuries and damages	174	181
Pensions and retiree benefits	552	551
Superfund and other environmental costs	1,029	1,037
Asset retirement obligations	467	453
Fair value of derivative liabilities	56	96
Deferred income taxes and unamortized investment tax credits	9,493	8,874
Operating lease liabilities	394	386
Regulatory liabilities	4,946	5,444
Other deferred credits and noncurrent liabilities	577	494
TOTAL NONCURRENT LIABILITIES	17,688	17,516
LONG-TERM DEBT	24,909	24,651
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
SHAREHOLDERS' EQUITY (See Consolidated Statement of Shareholders' Equity)	24,168	21,962
TOTAL LIABILITIES AND EQUITY	$71,844	$70,562
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	345	$37	$9,861	$13,377	34	$(2,017)	$(122)	$22	$21,158
Net income				720					720
Common stock dividends ($0.83 per share)				(287)					(287)
Issuance of common shares for stock plans	1	1	27						28
Other comprehensive loss								(4)	(4)
BALANCE AS OF MARCH 31, 2024	346	$38	$9,888	$13,810	34	$(2,017)	$(122)	$18	$21,615
Net income				202					202
Common stock dividends ($0.83 per share)				(287)					(287)
Issuance of common shares for stock plans			30						30
BALANCE AS OF JUNE 30, 2024	346	$38	$9,918	$13,725	34	$(2,017)	$(122)	$18	$21,560
Net income				588					588
Common stock dividends ($0.83 per share)				(287)					(287)
Issuance of common shares for stock plans			26						26
Stock awards			11						11
BALANCE AS OF SEPTEMBER 30, 2024	346	$38	$9,955	$14,026	34	$(2,017)	$(122)	$18	$21,898

BALANCE AS OF DECEMBER 31, 2024	347	$38	$9,986	$14,048	34	$(2,017)	$(122)	$29	$21,962
Net income				791					791
Common stock dividends ($0.85 per share)				(295)					(295)
Issuance of common shares - public offering	13		1,326				(18)		1,308
Issuance of common shares for stock plans		1	28						29
Other comprehensive loss								(12)	(12)
BALANCE AS OF MARCH 31, 2025	360	$39	$11,340	$14,544	34	$(2,017)	$(140)	$17	$23,783
Net income				246					246
Common stock dividends ($0.85 per share)				(306)					(306)
Issuance of common shares for stock plans	1		30						30
Stock awards			3						3
BALANCE AS OF JUNE 30, 2025	361	$39	$11,373	$14,484	34	$(2,017)	$(140)	$17	$23,756
Net income				688					688
Common stock dividends ($0.85 per share)				(307)					(307)
Issuance of common shares for stock plans			29						29
Stock awards			2						2
BALANCE AS OF SEPTEMBER 30, 2025	361	$39	$11,404	$14,865	34	$(2,017)	$(140)	$17	$24,168
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2025	2024	2025	2024
OPERATING REVENUES
Electric	$3,733	$3,376	$9,000	$8,188
Gas	392	337	2,446	2,119
Steam	56	49	517	423
TOTAL OPERATING REVENUES	4,181	3,762	11,963	10,730
OPERATING EXPENSES
Purchased power	777	642	1,991	1,718
Fuel	40	27	194	130
Gas purchased for resale	97	59	551	352
Other operations and maintenance	871	880	2,551	2,539
Depreciation and amortization	554	520	1,631	1,512
Taxes, other than income taxes	928	831	2,717	2,372
TOTAL OPERATING EXPENSES	3,267	2,959	9,635	8,623
OPERATING INCOME	914	803	2,328	2,107
OTHER INCOME (DEDUCTIONS)
Investment and other income	198	149	590	452
Allowance for equity funds used during construction	14	7	48	25
Other deductions	(11)	(18)	(30)	(41)
TOTAL OTHER INCOME	201	138	608	436
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	1,115	941	2,936	2,543
INTEREST EXPENSE (INCOME)
Interest on long-term debt	276	262	830	757
Other interest expense	25	38	83	108
Allowance for borrowed funds used during construction	(12)	(15)	(45)	(40)
NET INTEREST EXPENSE	289	285	868	825
INCOME BEFORE INCOME TAX EXPENSE	826	656	2,068	1,718
INCOME TAX EXPENSE	187	119	462	301
NET INCOME	$639	$537	$1,606	$1,417

The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2025	2024	2025	2024
NET INCOME	$639	$537	$1,606	$1,417
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	(8)	—
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	—	(8)	—
COMPREHENSIVE INCOME	$639	$537	$1,598	$1,417
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2025	2024
OPERATING ACTIVITIES
Net income	$1,606	$1,417
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	1,631	1,512
Deferred income taxes	365	553
Rate case amortization and accruals	197	156
Other non-cash items, net	(108)	(58)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	104	(221)
Other receivables, net and other current assets	99	186
Unbilled revenue and net unbilled revenue deferrals	12	37
Accounts receivable from (to) affiliated companies	321	(335)
Prepayments	(668)	(714)
Accounts payable	(114)	(206)
Accounts payable from (to) affiliated companies	(4)	2
Pensions and retiree benefits obligations, net	(404)	(196)
Pensions and retiree benefits contributions	(20)	(21)
Superfund and other environmental costs, net	(13)	(27)
Accrued taxes	(4)	(7)
Accrued interest	133	156
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(283)	(444)
Deferred credits, noncurrent liabilities and other regulatory liabilities	172	363
Other current liabilities	89	(66)
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,111	2,087
INVESTING ACTIVITIES
Utility capital expenditures	(3,169)	(3,312)
Cost of removal less salvage	(328)	(330)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,497)	(3,642)
FINANCING ACTIVITIES
Net payment of short-term debt	(1,450)	(227)
Borrowing under term loan	200	—
Issuance of long-term debt	—	1,400
Debt issuance costs	(2)	(24)
Capital contribution by Con Edison	1,275	105
Dividend to Con Edison	(852)	(804)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(829)	450
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(1,215)	(1,105)
BALANCE AT BEGINNING OF PERIOD	1,254	1,138
BALANCE AT END OF PERIOD	$39	$33
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid (received) during the period for:
Interest, net of capitalized interest	$677	$607
Income taxes	$(183)	$64
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$658	$469
Equipment acquired but unpaid as of end of period	$—	$6
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$39	$1,254
Accounts receivable – customers, net allowance for uncollectible accounts of $600 and $605 in 2025 and 2024, respectively	2,243	2,342
Other receivables, net allowance for uncollectible accounts of $53 and $38 in 2025 and 2024, respectively	143	216
Accrued unbilled revenue	606	803
Accounts receivable from affiliated companies	63	384
Fuel oil, gas in storage, materials and supplies, at average cost	462	429
Prepayments	1,063	395
Regulatory assets	110	106
Revenue decoupling mechanism receivable	168	177
Fair value of derivative assets	11	11
Other current assets	131	181
TOTAL CURRENT ASSETS	5,039	6,298
INVESTMENTS	753	684
UTILITY PLANT, AT ORIGINAL COST
Electric	40,816	38,747
Gas	14,486	13,934
Steam	3,220	3,187
General	4,684	4,520
TOTAL	63,206	60,388
Less: Accumulated depreciation	15,048	14,319
Net	48,158	46,069
Construction work in progress	2,822	2,912
NET UTILITY PLANT	50,980	48,981
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2025 and 2024	2	2
NET PLANT	50,982	48,983
OTHER NONCURRENT ASSETS
Regulatory assets	5,197	5,158
Operating lease right-of-use asset	465	492
Pension and retiree benefits	3,821	3,692
Fair value of derivative assets	33	25
Other deferred charges and noncurrent assets	346	318
TOTAL OTHER NONCURRENT ASSETS	9,862	9,685
TOTAL ASSETS	$66,636	$65,650
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Term Loan	$700	$500
Notes payable	244	1,694
Accounts payable	1,434	1,534
Accounts payable to affiliated companies	18	22
Customer deposits	469	397
Accrued taxes	61	65
Accrued taxes to affiliated companies	1	1
Accrued interest	318	185
Accrued wages	134	116
Fair value of derivative liabilities	66	44
Regulatory liabilities	73	40
System benefit charge	400	406
Operating lease liabilities	120	118
Other current liabilities	420	437
TOTAL CURRENT LIABILITIES	4,458	5,559
NONCURRENT LIABILITIES
Provision for injuries and damages	170	176
Pensions and retiree benefits	509	506
Superfund and other environmental costs	935	942
Asset retirement obligations	466	452
Fair value of derivative liabilities	49	84
Deferred income taxes and unamortized investment tax credits	9,298	8,819
Operating lease liabilities	393	386
Regulatory liabilities	4,466	4,940
Other deferred credits and noncurrent liabilities	477	406
TOTAL NONCURRENT LIABILITIES	16,763	16,711
LONG-TERM DEBT	23,418	23,409
COMMITMENTS AND CONTINGENCIES (Note B, Note G and Note H)
SHAREHOLDER’S EQUITY (See Consolidated Statement of Shareholder’s Equity)	21,997	19,971
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$66,636	$65,650
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
(In Millions/Except Share Data)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2023	235	$589	$9,139	$10,440	$(962)	$(62)	$2	$19,146
Net income				694				694
Common stock dividend to Con Edison				(268)				(268)
Capital contribution by Con Edison			25					25
BALANCE AS OF MARCH 31, 2024	235	$589	$9,164	$10,866	$(962)	$(62)	$2	$19,597
Net income				186				186
Common stock dividend to Con Edison				(268)				(268)
Capital contribution by Con Edison			55					55
BALANCE AS OF JUNE 30, 2024	235	$589	$9,219	$10,784	$(962)	$(62)	$2	$19,570
Net income				537				537
Common stock dividend to Con Edison				(268)				(268)
Capital contribution by Con Edison			25					25
Stock awards			9					9
BALANCE AS OF SEPTEMBER 30, 2024	235	$589	$9,253	$11,053	$(962)	$(62)	$2	$19,873

BALANCE AS OF DECEMBER 31, 2024	235	$589	$9,281	$11,115	$(962)	$(62)	$10	$19,971
Net income				745				745
Common stock dividend to Con Edison				(284)				(284)
Capital contribution by Con Edison			1,241			(16)		1,225
Other comprehensive loss							(8)	(8)
BALANCE AS OF MARCH 31, 2025	235	$589	$10,522	$11,576	$(962)	$(78)	$2	$21,649
Net income				222				222
Common stock dividend to Con Edison				(284)				(284)
Capital contribution by Con Edison			25					25
Stock awards			3					3
BALANCE AS OF JUNE 30, 2025	235	$589	$10,550	$11,514	$(962)	$(78)	$2	$21,615
Net income				639				639
Common stock dividend to Con Edison				(284)				(284)
Capital contribution by Con Edison			25					25
Stock awards			2					2
BALANCE AS OF SEPTEMBER 30, 2025	235	$589	$10,577	$11,869	$(962)	$(78)	$2	$21,997

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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2024, and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025.

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Transmission, a regulated company primarily under the oversight of the Federal Energy Regulatory Commission (FERC), develops and invests in electric transmission projects and owns, through joint ventures, both electric and gas assets. See “Investments” in Note A.

Note A – Summary of Significant Accounting Policies and Other Matters
Accounting Policies
The accounting policies of Con Edison and its subsidiaries conform to generally accepted accounting principles in the United States of America (GAAP). For the Utilities, these accounting principles include the accounting rules for regulated operations and the accounting requirements of the FERC and the state regulators having jurisdiction.

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

Investment in MVP
In June 2024, the Mountain Valley Pipeline, a 303-mile gas transmission pipeline in West Virginia and Virginia, entered service. The project operator is continuing restoration of the right of way and estimates a total project cost of approximately $8,100 million (excluding allowance for funds used during construction (AFUDC)). As of September 30, 2025, Con Edison Transmission's interest in MVP, the company that developed the project, is approximately 6.6 percent based on Con Edison Transmission's previous capping of its cash contributions. At September 30, 2025, the carrying value of Con Edison Transmission's investment in MVP was $162 million, and its cash contributions to the joint venture amounted to $530 million. Con Edison records its pro rata share of earnings from its equity investment in MVP, adjusted for accretion of the basis difference and income taxes, on its consolidated income statement. Con Edison's pro rata share of earnings from its equity investment in MVP, adjusted for accretion of the basis difference, was $8 million ($6 million after-tax) and $22 million ($16 million after-tax) for the three and nine months ended September 30, 2025, respectively.

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

For the three and nine months ended September 30, 2025 and 2024, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2025	2024	2025	2024
Net income for common stock	$688	$588	$1,726	$1,510
Weighted average common shares outstanding – basic	360.7	346.2	356.4	345.9
Add: Incremental shares attributable to effect of potentially dilutive securities	1.2	1.3	1.2	1.3
Adjusted weighted average common shares outstanding – diluted	361.9	347.5	357.6	347.2
Net Income per common share – basic	$1.91	$1.70	$4.84	$4.37
Net Income per common share – diluted	$1.90	$1.69	$4.83	$4.35

The computation of diluted EPS for the three and nine months ended September 30, 2024 and September 30, 2025 excluded an immaterial amount of performance share awards because of their anti-dilutive effect.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At September 30, 2025 and 2024, cash, temporary cash investments and restricted cash for Con Edison were as follows; CECONY did not have material restricted cash balances as of September 30, 2025 and 2024:

	At September 30,
	Con Edison
(Millions of Dollars)	2025	2024 (a)
Cash and temporary cash investments	$181	$93
Restricted cash	1	9
Total cash, temporary cash investments and restricted cash	$182	$102
(a)On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q. Con Edison retained one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. Con Edison's restricted cash for the 2024 period primarily included restricted cash of Broken Bow II, which was classified as held for sale as of September 30, 2024. The sale and transfer of Broken Bow II, including the related debt, was completed in January 2025. See Note Q.

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

Note B – Regulatory Matters
Rate Plans
CECONY – Electric and Gas
On November 5, 2025, CECONY, the New York State Department of Public Service (NYSDPS) and other parties entered into a Joint Proposal for CECONY electric and gas rate plans for the three-year period January 2026 through December 2028 (the Joint Proposal). The Joint Proposal is subject to approval by the New York State Public Service Commission (NYSPSC). The following tables contain a summary of the Joint Proposal.

CECONY – Electric
Effective period	January 2026 – December 2028
Base rate changes	Yr. 1 – $222 million (a) Yr. 2 – $473 million (a) Yr. 3 – $329 million (a)
Capital expenditures	Yr. 1 - $4,550 million Yr. 2 - $4,474 million Yr. 3 - $4,712 million
Amortizations to income of net liabilities	Yr. 1 – $88 million (b) Yr. 2 – $81 million (b) Yr. 3 – $78 million (b)
Other revenue sources
Retention of $75 million of annual transmission congestion revenues

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 – $40 million
Yr. 2 – $42 million
Yr. 3 – $47 million

Revenue decoupling mechanisms	Continuation of reconciliation of actual to authorized electric delivery revenues.
Recoverable energy costs	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 – $653 million Yr. 2 – $688 million Yr. 3 – $745 million
Regulatory reconciliations
Reconciliation of late payment charges and expenses for uncollectibles (c), expenses for pension and other postretirement benefits, variable-rate debt, major storms, property taxes (d), municipal infrastructure support costs (e), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (f).

Net utility plant reconciliations	Target levels reflected in rates: Electric average net plant target: Yr. 1 – $33,590 million Yr. 2 – $35,186 million Yr. 3 – $38,624 million
Average rate base	Yr. 1 – $32,935 million Yr. 2 – $35,149 million Yr. 3 – $39,174 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.98 percent Yr. 2 – 7.04 percent Yr. 3 – 7.10 percent
Authorized return on common equity	9.40 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.90 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 4.78 percent Yr. 2 – 4.90 percent Yr. 3 – 5.01 percent
Common equity ratio	48 percent

(a) The electric base rate increases shown above will be implemented on a shaped bill impact basis resulting in a consistent total bill impact of 2.80% each year with corresponding base rate increases of $234 million in Yr. 1; $410 million in Yr. 2; and $421 million in Yr. 3. New rates will be effective as of January 1, 2026. CECONY will begin billing customers at the new shaped rate once the Joint Proposal is approved by the NYSPSC. Any shortfall in revenues due to the timing of billing to customers will be collected through a surcharge including a carrying charge on the outstanding balance.
(b) Reflects regulatory liability amortization of $63 million in Yr. 1, $58 million in Yr. 2, and $55 million in Yr. 3; amortization of the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s electric customers of $24 million in Yr. 1, $22 million in Yr. 2, and $22 million in Yr. 3; and amortization of the non-plant portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s electric customers of $1 million in Yr. 1, $1 million in Yr. 2, and $1 million in Yr. 3.
(c) During the rate plan, CECONY will calculate the annual difference between (i) its actual uncollectible expenses and late payment charges and (ii) the levels of uncollectible expenses and late payment charges provided in rates. In the event the actual net expenses (late payment charge revenues minus uncollectible expenses) are below the amounts in rates, CECONY will defer the full variance as a regulatory liability and refund to customers via surcredit. In the event the actual net expenses are above the amounts in rates, CECONY will defer the full annual variance above $8.5 million in Yr. 1; $12.75 million in Yr. 2; and $17 million in Yr. 3; as a regulatory asset for recovery via surcharge.
(d)    If the level of actual expense for property taxes, excluding the effect of property tax refunds, varies in any rate year from the projected level provided in rates, the full amount of the variation will be recovered from or credited to customers via surcharge/surcredit.
(e)    In general, if actual expenses for municipal infrastructure support (other than company labor) are below the amounts reflected in rates CECONY will defer the difference for credit to customers, and if the actual expenses are above the amounts reflected in rates, the company will defer for recovery from customers 80 percent of the difference subject to a maximum deferral, subject to certain conditions, of 15 percent of the amount reflected in the rate plans.
(f)    In addition, the NYSDPS continues its focused operations audit to investigate CECONY's income tax accounting. Any NYSPSC ordered adjustment to CECONY's income tax accounting is expected to be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.

CECONY – Gas
Effective period	January 2026 – December 2028
Base rate changes	Yr. 1 – $(46) million (a) Yr. 2 – $170 million (a) Yr. 3 – $93 million (a)
Capital expenditures	Yr. 1 – $1,093 million Yr. 2 – $1,057 million Yr. 3 – $1,065 million
Amortizations to income of net liabilities	Yr. 1 – $90 million (b) Yr. 2 – $88 million (b) Yr. 3 – $86 million (b)
Other revenue sources	Retention of annual revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million.
Revenue decoupling mechanisms	Continuation of reconciliation of actual to authorized gas delivery revenues calculated based upon revenue per customer class.
Recoverable energy costs	Continuation of current rate recovery of purchased gas costs.
Negative revenue adjustments (c)	Potential charges if performance targets relating to service, safety and other matters are not met: Yr. 1 – $133 million (h) Yr. 2 – $140 million (h) Yr. 3 – $149 million (h)
Regulatory reconciliations
Reconciliation of late payment charges and expenses for uncollectibles (d), expenses for pension and other postretirement benefits, variable-rate debt, property taxes (e), municipal infrastructure support costs (f), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (g).

Net utility plant reconciliations	Target levels reflected in rates: Gas average net plant target: Yr. 1 – $12,931 million Yr. 2 – $13,472 million Yr. 3 – $14,014 million
Average rate base	Yr. 1 – $11,485 million Yr. 2 – $12,050 million Yr. 3 – $12,615 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.98 percent Yr. 2 – 7.04 percent Yr. 3 – 7.10 percent
Authorized return on common equity	9.40 percent
Earnings sharing	Most earnings above an annual earnings threshold of 9.90 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 4.78 percent Yr. 2 – 4.90 percent Yr. 3 – 5.01 percent
Common equity ratio	48 percent
(a) The gas base rate increases shown above will be implemented on a shaped bill impact basis resulting in a consistent total bill impact of 2.01% each year with corresponding base rate increases of $28 million in Yr. 1; $69 million in Yr. 2; and $70 million in Yr. 3. New rates will be effective as of January 1, 2026. CECONY will begin billing customers at the new shaped rate once the Joint Proposal is approved by the NYSPSC. Any shortfall in revenues due to the timing of billing to customers will be collected through a surcharge including a carrying charge on the outstanding balance.
(b) Reflects regulatory liability amortization of $48 million in Yr. 1, $46 million in Yr. 2, and $45 million in Yr. 3; amortization of the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s gas customers of $6 million in Yr. 1, $6 million in Yr. 2, and $5 million in Yr. 3; and amortization of the unprotected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s gas customers of $36 million in Yr. 1, $36 million in Yr. 2, and $36 million in Yr. 3.
(c)    $33.33 million in annual gas revenue requirement ($100 million over three years) will be recovered through a rate adjustment mechanism, subject to refund to customers relating to NYSDPS's review of CECONY's gas main welds. See "Other Regulatory Matters," below
(d)    During the rate plan, CECONY will calculate the annual difference between (i) its actual uncollectible expenses and late payment charges and (ii) the levels of uncollectible expenses and late payment charges provided in rates. In the event the actual net expenses (late payment charge revenues minus uncollectible expenses) are below the amounts in rates, CECONY will defer the full variance as a regulatory liability and refund to customers via surcredit. In the event the actual net expenses are above the amounts in rates, CECONY will defer the full annual variance above $1.5 million in Yr. 1; $2.25 million in Yr. 2; and $3 million in Yr. 3; as a regulatory asset for recovery via surcharge.
(e)    If the level of actual expense for property taxes, excluding the effect of property tax refunds, varies in any rate year from the projected level provided in rates, the full amount of the variation will be recovered from or credited to customers via surcharge/surcredit.
(f)    In general, if actual expenses for municipal infrastructure support (other than company labor) are below the amounts reflected in rates CECONY will defer the difference for credit to customers, and if the actual expenses are above the amounts reflected in rates the company will defer for recovery from customers 80 percent of the difference subject to a maximum deferral, subject to certain conditions, of 15 percent of the amount reflected in the rate plans.
(g) In addition, the NYSDPS continues its focused operations audit to investigate CECONY's income tax accounting. Any NYSPSC ordered adjustment to CECONY’s income tax accounting is expected to be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.

(h) The rate plan includes the potential for CECONY to earn Offsetting Credit Adjustments (OCAs) to offset any gas negative revenue adjustments. OCAs may only be applied in the calendar year they are earned. Potential OCAs that may be earned are $12 million in Yr. 1, $13 million in Yr. 2, and $14 million in Yr. 3.

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

Rockland Electric Company (RECO)
In October 2025, RECO further updated its June and August 2025 requests to the New Jersey Board of Public Utilities (NJBPU) for an electric rate increase, effective January 1, 2026. The company increased its requested rate increase to $31.8 million and changed the common equity ratio to 50.04 percent. The October 2025 updated filing continues to reflect a return on common equity of 10.30 percent.

In September and October 2025, RECO issued credits of $6.6 million in aggregate to its residential electric customers pursuant to an order issued by the NJBPU that established a residential universal bill credit funded by New Jersey.

In August 2025, the NJBPU issued an order authorizing RECO to defer incremental preparation costs of $5 million associated with six storms that occurred during 2023 and 2024. The prudence of these costs, the manner and time period of recovery, along with carrying costs, are being considered in RECO’s next base rate case.

Other Regulatory Matters
In January 2023, CECONY initiated a review of welds on certain gas and steam mains following the company’s discovery of a leak from a gas main weld in Queens, New York. During the course of its review thus far, CECONY discovered non-conforming gas and steam main welds. The non-confirming welds are not expected to have a significant impact on operations. New York regulations require utilities to perform and record weld films for certain gas and steam main welds. Upon reviewing these films, CECONY determined that in some instances third-party contractors engaged in misconduct by substituting duplicate weld films for different welds, while another third-party contractor had created poor quality weld films. CECONY voluntarily disclosed its initial review and findings to the NYSDPS which, in turn, initiated its own investigation into CECONY’s compliance with weld requirements under the New York State Public Service Law and the prudence of CECONY’s oversight of the weld testing process that could result in adverse regulatory action against the company. CECONY continues to investigate this matter, is remediating and monitoring non-conforming welds and continues to cooperate with the NYSDPS in its investigation. During the time period CECONY disclosed the issue to the NYSDPS, it also reported the contractors’ misconduct to law enforcement. In August 2025, two employees of the third-party contractors were indicted in the U.S. District Court for the Southern District of New York for wire fraud arising out of their scheme to defraud CECONY. Given the nature of the non-conforming welds identified, CECONY does not anticipate significant impact to the operation of its gas and steam mains. In November 2025, CECONY, the NYSDPS and other parties entered into a joint proposal for a new CECONY gas rate plan that, subject to approval by the NYSPSC, provides that $33.3 million in annual gas revenue requirement ($100 million in aggregate from 2026 through 2028) will be recovered through a rate adjustment mechanism that is subject to refund to customers relating to this matter. See “Rate Plans,” above. CECONY is unable to estimate the amount or range of its possible loss, if any, related to this matter. At September 30, 2025, CECONY had not accrued a liability related to this matter and is unable to determine the outcome of this matter at this time.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets ($1,042 million and $10 million for CECONY and O&R, respectively, as of September 30, 2025 and $1,078 million and $14 million for CECONY and O&R, respectively, as of December 31, 2024) which are not earning a return. While the Utilities have properly calculated and paid their federal income taxes and there is no uncertain tax position related to this matter, this understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past relative to what it should have been. The Utilities’ rate plans have reflected the correct amount of federal income taxes recoverable from customers, including a proportionate recovery of the regulatory asset, beginning with O&R’s rate plans effective November 2015, CECONY’s electric and gas rate plans effective January 2017, and CECONY’s steam plan effective November 2023. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) confirming that the Utilities’ inadvertent understatement of prior years’ income tax expense constitutes a normalization violation that can be cured through an increase in future years’ revenue requirements until such time as the regulatory asset is fully recovered in rates, and not through a write-down of all or a portion of the Utilities’ regulatory asset. Under Accounting Standards Codification Topic (ASC) 740, the Utilities recorded an unfunded deferred federal income tax liability (with a gross-up amount) and a corresponding regulatory asset. The income tax regulatory assets are netted against the related regulatory liability for future income tax and are shown in the line “Future income tax” in the following table of Regulatory Assets and Liabilities and on the Companies’ consolidated balance sheets in the line “Regulatory liabilities.” Management’s assessment is that the income tax regulatory assets as of September 30, 2025 are probable of collection through future rates. The IRS provides safe harbor relief for inadvertent normalization violations through the jurisdictional rate setting process of including in rates adequate revenue to fully recover the deferred tax balance. However, the Utilities would record a liability or impair a portion of the regulatory assets associated with this understatement if the NYSPSC were to issue an order that required the Utilities to write off all or a portion of their existing regulatory asset. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At September 30, 2025, the Utilities had not accrued a liability related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at September 30, 2025 and December 31, 2024 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Regulatory assets
Energy efficiency and other clean energy programs (a)	$1,772	$1,675	$1,680	$1,601
Customer account deferrals (b)	1,178	1,073	1,169	1,058
Environmental investigation and remediation costs	1,024	1,038	937	952
Revenue taxes	616	540	589	517
Legacy meters (c)	390	413	377	398
Property tax reconciliation (d)	111	131	109	131
Deferred storm costs (e)	88	147	10	53
Deferred derivative losses - long term	64	106	57	94
Unrecognized pension and other postretirement costs (f)	21	—	13	—
MTA power reliability deferral (g)	8	31	8	31
Pension and other postretirement benefits deferrals	—	2	—	2
Other	282	367	248	321
Regulatory assets – noncurrent	5,554	5,523	5,197	5,158
Deferred derivative losses - short term	116	102	108	92
Recoverable energy costs	2	39	2	14
Regulatory assets – current	118	141	110	106
Total Regulatory Assets	$5,672	$5,664	$5,307	$5,264
Regulatory liabilities
Allowance for cost of removal less salvage (h)	$1,597	$1,527	$1,383	$1,322
Future income tax*	1,146	1,224	1,039	1,112
Unrecognized pension and other postretirement costs (f)	736	1,054	684	984
Pension and other postretirement benefit deferrals	373	368	324	304
Net unbilled revenue deferrals	296	436	296	436
Late payment charge deferral	223	231	219	224
System benefit charge carrying charge	103	115	96	110
Deferred derivative gains - long term	16	8	12	6
Settlement of prudence proceeding (i)	9	10	9	10
Other	447	471	404	432
Regulatory liabilities – noncurrent	4,946	5,444	4,466	4,940
Refundable energy costs	84	59	55	18
Deferred derivative gains - short term	22	25	18	22
Revenue decoupling mechanism	17	18	—	—
Regulatory liabilities – current	123	102	73	40
Total Regulatory Liabilities	$5,069	$5,546	$4,539	$4,980
* See "Other Regulatory Matters" above.

(a) Energy Efficiency and Other Clean Energy Programs represent programs designed to increase energy efficiency achievements and other clean energy transformation efforts.

(b) Customer account deferrals include (1) the amount to be collected from customers related to the Emergency Summer Cooling Credits program for CECONY, (2) deferrals under CECONY and O&R's electric and gas rate plans for the reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates as well as for increases to the allowance for uncollectible accounts receivable and (3) deferral related to the arrears relief programs. Amounts deferred under the arrears relief programs were $279.3 million and $1.2 million for CECONY and O&R at September 30, 2025, respectively, and $323.7 million and $1.4 million at December 31, 2024, respectively, and receive a return at the pre-tax weighted average cost of capital. The Phase I and Phase II Arrears relief programs' recovery periods end in August 2026 and April 2033, respectively. The Emergency Summer Cooling Credits program recovery period ends in December 2025.

(c) Pursuant to their rate plans, CECONY and O&R are recovering the costs of legacy meters over a 15-year period beginning January 1, 2024 and a 12-year period beginning January 1, 2022, respectively.

(d) Property tax reconciliation represents the amount deferred between actual property taxes incurred and the level included in rates subject to the provisions of the respective rate plans.

(e) Deferred storm costs represent response and restoration costs, other than capital expenditures, in connection with Tropical Storm Isaias and other major storms that were deferred by the Utilities.

(f) Unrecognized pension and other postretirement costs represent the deferrals associated with the accounting rules for retirement benefits.

(g) MTA power reliability deferral represents CECONY’s costs in excess of those reflected in its prior electric rate plan to take certain actions relating to the electrical equipment that serves the Metropolitan Transportation Authority (MTA) subway system. The company is recovering this regulatory asset pursuant to its current electric rate plan.

(h) Allowance for cost of removal less salvage represents cash previously collected from customers to fund future anticipated removal expenditures.

(i) Settlement of prudence proceeding represents the remaining amount to be credited to customers pursuant to a Joint Proposal, approved by the NYSPSC in April 2016, with respect to the prudence of certain CECONY expenditures and related matters.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate was 4.75% percent and 5.95% percent for the 2025 and 2024 rate years, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($3,220 million and $3,262 million for Con Edison, and $3,008 million and $3,024 million for CECONY at September 30, 2025 and December 31, 2024, respectively). Regulatory liabilities are treated in a consistent manner. Regulatory assets of RECO for which a cash outflow has been made ($33 million at September 30, 2025 and $28 million at December 31, 2024) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At September 30, 2025 and December 31, 2024, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Environmental investigation and remediation costs	$1,022	$1,037	$935	$942
Revenue taxes	612	567	586	543
UB deferral for uncollectible accounts receivable	541	551	536	541
Deferred derivative losses - short-term	116	102	108	92
Deferred derivative losses - long-term	64	106	57	94
Unrecognized pension and other postretirement costs	21	—	13	—
Other	76	39	64	28
Total	$2,452	$2,402	$2,299	$2,240
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

Note C – Capitalization
In September 2025, O&R issued $250 million aggregate principal amount of 5.99 percent debentures, due 2055.

In March 2025, Con Edison issued 7,000,000 shares of its common stock for approximately $677 million upon physical settlement of a forward sale agreement entered into by the company in December 2024. Also in March 2025, Con Edison issued 6,300,000 shares of its common stock resulting in net proceeds of approximately $631 million.

The carrying amounts and fair values of long-term debt at September 30, 2025 and December 31, 2024 were:

(Millions of Dollars)	2025		2024
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison (b)	$24,909	$22,995	$24,651	$21,997
CECONY	$23,418	$21,640	$23,409	$20,915
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $241 million and $232 million for Con Edison and CECONY, respectively, as of September 30, 2025 and $249 million and $241 million for Con Edison and CECONY, respectively, as of December 31, 2024.
(b)Amounts shown exclude $59 million of debt for Broken Bow II, a deferred project that was classified as held for sale as of December 31, 2024 and was sold and transferred in January 2025. The sale and transfer of Broken Bow II, including the related debt, was completed in January 2025. See Note Q.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at September 30, 2025 are classified as Level 2 liabilities. See Note O.

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

At September 30, 2025, Con Edison had $552 million of commercial paper outstanding, of which $244 million of commercial paper was outstanding under CECONY’s program. The weighted average interest rate at September 30, 2025 was 4.3 percent for Con Edison. At December 31, 2024, Con Edison had $2,170 million of commercial paper outstanding, of which $1,694 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2024 was 4.7 percent for both Con Edison and CECONY.

At September 30, 2025 and December 31, 2024, no loans or letters of credit were outstanding under the Companies’ $2,500 million revolving credit agreement, and no loans were outstanding under the CECONY Credit Agreement. The Companies were in compliance with their significant debt covenants at September 30, 2025.

Note E – Pension Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic benefit credit for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Service cost – including administrative expenses	$41	$44	$39	$42
Interest cost on projected benefit obligation	169	160	159	151
Expected return on plan assets	(279)	(282)	(266)	(269)
Recognition of net actuarial gain	(66)	(1)	(63)	(2)
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT CREDIT	$(139)	$(83)	$(136)	$(83)
Cost capitalized	(25)	(22)	(24)	(21)
Reconciliation to rate level	(12)	12	(12)	10
Total credit recognized	$(176)	$(93)	$(172)	$(94)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Service cost – including administrative expenses	$125	$133	$118	$126
Interest cost on projected benefit obligation	507	481	477	453
Expected return on plan assets	(837)	(846)	(799)	(807)
Recognition of net actuarial gain	(199)	(4)	(189)	(5)
Recognition of prior service credit	(13)	(13)	(15)	(15)
TOTAL PERIODIC BENEFIT CREDIT	$(417)	$(249)	$(408)	$(248)
Cost capitalized	(70)	(68)	(67)	(65)
Reconciliation to rate level	(41)	39	(42)	31
Total credit recognized	$(528)	$(278)	$(517)	$(282)

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

Expected Contributions
Based on estimates as of September 30, 2025, the Companies expect to make contributions to the pension plans during 2025 of $65 million (of which $61 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental pension plans. No funding is anticipated for the qualified plan during 2025, and during the first nine months of 2025, the Companies contributed $14 million to the non-qualified supplemental pension plans, $12 million of which was contributed by CECONY.

Note F – Other Postretirement Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic other postretirement benefit credit for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Service cost - including administrative expenses	$3	$3	$2	$3
Interest cost on projected other postretirement benefit obligation	12	12	10	10
Expected return on plan assets	(17)	(17)	(13)	(14)
Recognition of net actuarial gain	(7)	(5)	(4)	(4)
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(9)	$(7)	$(5)	$(5)
Cost capitalized	(1)	(2)	(1)	(1)
Reconciliation to rate level	3	4	2	3
Total credit recognized	$(7)	$(5)	$(4)	$(3)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Service cost - including administrative expenses	$8	$9	$7	$8
Interest cost on projected other postretirement benefit obligation	36	35	31	30
Expected return on plan assets	(50)	(51)	(40)	(41)
Recognition of net actuarial gain	(20)	(14)	(13)	(11)
Recognition of prior service credit	(1)	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(27)	$(22)	$(15)	$(14)
Cost capitalized	(4)	(4)	(3)	(4)
Reconciliation to rate level	9	12	6	10
Total credit recognized	$(22)	$(14)	$(12)	$(8)

The components of total periodic other postretirement credit are presented in the Companies' consolidated income statements consistent with the description of the components of net periodic benefit credit in Note E.

Expected Contributions
As of September 30, 2025, the Companies contributed $7 million (all of which was contributed by CECONY) to the other postretirement benefit plans in 2025. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2025 and December 31, 2024 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Accrued Liabilities:
Manufactured gas plant sites	$939	$941	$845	$846
Other Superfund Sites	90	96	90	96
Total	$1,029	$1,037	$935	$942
Regulatory assets	$1,024	$1,038	$937	$952

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
Environmental investigation and remediation costs incurred related to Superfund Sites for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Investigation and remediation costs incurred	$—	$12	$—	$12

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Investigation and remediation costs incurred	$12	$27	$11	$27

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and nine months ended September 30, 2025 and 2024.

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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought large amounts of compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At September 30, 2025 and December 31, 2024, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought through 2035 as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have applied, and may continue to apply, different standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at September 30, 2025 and December 31, 2024 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Accrued liability – asbestos suits	$8	$8	$7	$7
Regulatory assets – asbestos suits	8	8	7	7
Accrued liability – workers’ compensation	52	53	49	51
Regulatory liabilities – workers’ compensation	21	20	21	20

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, and such estimated liability and receivable did not change as of September 30, 2025.

Other Contingencies
For additional contingencies, see "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison and its subsidiaries have entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison and its subsidiaries under these agreements totaled $58 million at September 30, 2025 and December 31, 2024.
A summary, by type and term, of Con Edison's total guarantees under these agreements at September 30, 2025 is as follows:

Guarantee Type	0 – 3 years	Total
	(Millions of Dollars)
Con Edison Transmission	$58	$58
Total	$58	$58

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

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Operating lease cost	$17	$17	$17	$17
Operating lease cash flows	$7	$6	$6	$6

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Operating lease cost	$51	$50	$51	$49
Operating lease cash flows	$15	$15	$15	$14

As of September 30, 2025, CECONY has four lease agreements for clean energy facilities that have not yet commenced operation, for which the total present value is $443 million. These clean energy facility leases have lease terms of 15 years and are expected to commence operation in 2025, 2026 and 2028.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $2 million and $11 million for the three and nine months ended September 30, 2025, respectively. Additionally, there were no material lease terminations for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, there were no material right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY, nor any material lease terminations.

Note J – Income Tax
Con Edison’s income tax expense was $202 million and $133 million for the three months ended September 30, 2025 and 2024, respectively.

CECONY’s income tax expense was $187 million and $119 million for the three months ended September 30, 2025 and 2024, respectively.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended September 30, 2025 and 2024 is as follows:

	For the Three Months Ended September 30,
	Con Edison				CECONY
	2025		2024		2025		2024
(Millions of Dollars) (% of Pre-tax income)	$	%	$	%	$	%	$	%
STATUTORY TAX RATE
Federal	$187	21.0%	$152	21.0%	$173	21.0%	$138	21.0%
Changes in computed taxes resulting from:
State income taxes, net of federal income taxes (a)	47	5.3	39	5.5	43	5.2	34	5.2
MTA Surcredit amortization, net of federal taxes	(5)	(0.6)	—	—	(5)	(0.6)	1	0.2
Tax Credits	(4)	(0.5)	(7)	(1.0)	(3)	(0.4)	(4)	(0.6)
Changes in unrecognized tax benefits	1	0.1	1	0.1	1	0.1	1	0.1
Amortization of excess deferred federal income taxes (b)	(11)	(1.3)	(50)	(6.9)	(9)	(1.1)	(48)	(7.4)
Allowance for uncollectible accounts, net of regulatory recovery	(15)	(1.6)	(10)	(1.4)	(15)	(1.8)	(9)	(1.4)
Cost of removal	10	1.1	10	1.4	9	1.1	9	1.4
Other	(8)	(0.8)	(2)	(0.2)	(7)	(0.8)	(3)	(0.3)
Effective tax rate	$202	22.7%	$133	18.5%	$187	22.7%	$119	18.2%

(a) State income taxes in New York account for the majority of the tax eﬀect in this category.

(b)    For CECONY, the amortization of excess deferred federal income taxes is lower in the three months ended September 30, 2025, due to the completion of regulatory amortization of non-plant and certain plant-related excess deferred federal income taxes as of December 31, 2024, representing an accelerated refund of the related regulatory liability under its current New York electric and gas rate plans.

Con Edison’s income tax expense was $493 million and $307 million for the nine months ended September 30, 2025 and 2024, respectively.

CECONY’s income tax expense was $462 million and $301 million for the nine months ended September 30, 2025 and 2024, respectively.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the nine months ended September 30, 2025 and 2024 is as follows:

	For the Nine Months Ended September 30,
	Con Edison				CECONY
	2025		2024		2025		2024
(Millions of Dollars) (% of Pre-tax income)	$	%	$	%	$	%	$	%
STATUTORY TAX RATE
Federal	$466	21.0%	$382	21.0%	$434	21.0%	$361	21.0%
Changes in computed taxes resulting from:
State income taxes, net of federal income taxes (a)	116	5.2	91	5.0	108.0	5.2	89.0	5.2
MTA Surcredit amortization, net of federal taxes	(26)	(1.2)	(2)	(0.1)	(25.0)	(1.2)	(1.0)	(0.1)
Tax Credits	(13)	(0.6)	(20)	(1.1)	(10.0)	(0.5)	(10.0)	(0.6)
Changes in unrecognized tax benefits	2	0.1	2	0.1	2.0	0.2	2.0	0.1
Amortization of excess deferred federal income taxes (b)	(34)	(1.5)	(152)	(8.3)	(28.0)	(1.3)	(147.0)	(8.5)
Allowance for uncollectible accounts, net of regulatory recovery	(36)	(1.6)	(14)	(0.8)	(36.0)	(1.8)	(13.0)	(0.8)
Cost of removal	29	1.3	30	1.7	26.0	1.3	27.0	1.6
Other	(11)	(0.5)	(10)	(0.6)	(9)	(0.5)	(7)	(0.4)
Effective tax rate	$493	22.2%	$307	16.9%	$462	22.4%	$301	17.5%
(a)    State income taxes in New York account for the majority of the tax eﬀect in this category.
(b)    For CECONY, the amortization of excess deferred federal income taxes is lower in the nine months ended September 30, 2025, due to the completion of regulatory amortization of non-plant and certain plant-related excess deferred federal income taxes as of December 31, 2024, representing an accelerated refund of the related regulatory liability under its current New York electric and gas rate plans.

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, containing a broad range of tax reform provisions, including extending and modifying certain key provisions of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 and expanding certain incentives under the federal Inflation Reduction Act, as enacted on August 16, 2022 (IRA) while accelerating the phase-out of solar and wind credits. The Companies are assessing the potential impacts of the OBBBA and any such assessments may be impacted by future guidance to be issued by the Department of Treasury. However, based on management’s assessment, the provisions in the OBBBA are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

Corporate Alternative Minimum Tax
On August 16, 2022, the IRA was signed into law and implemented a new corporate alternative minimum tax (CAMT) that imposes a 15 percent tax on modified GAAP net income. Pursuant to the IRA, corporations are entitled to a tax credit (minimum tax credit) to the extent the CAMT liability exceeds the regular tax liability. This amount can be carried forward indefinitely and used in future years when regular tax liability exceeds the CAMT liability.

Beginning in 2024, based on the existing statute, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. As of September 30, 2025 and 2024, Con Edison accrued a CAMT liability of $66 million ($89 million for CECONY) and $73 million ($64 million for CECONY), respectively, before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

At September 30, 2025, the estimated uncertain tax positions for Con Edison was $12 million ($8 million of which is for CECONY). For the nine months ended September 30, 2025, Con Edison recognized $3 million of income tax expense related to current year positions ($2 million of which is for CECONY). The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $12 million ($11 million, net of federal taxes) with $8 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the nine months ended September 30, 2025 and 2024, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At September 30, 2025 and December 31, 2024, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three and nine months ended September 30, 2025 and 2024, revenue from contracts with customers as defined in ASC Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$3,722	$11	$3,733	$3,493	($117)	$3,376
Gas	421	(29)	392	364	(27)	337
Steam	57	(1)	56	52	(3)	49
Total CECONY	$4,200	$(19)	$4,181	$3,909	$(147)	$3,762
O&R
Electric	$325	$(17)	$308	$309	$(16)	$293
Gas	42	(1)	41	6	30	36
Total O&R	$367	$(18)	$349	$315	$14	$329
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	(1)	(1)	—	—	—
Total Con Edison	$4,568	$(38)	$4,530	$4,225	$(133)	$4,092
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

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$9,055	$(55)	$9,000	$8,300	$(112)	$8,188
Gas	2,515	(69)	2,446	2,177	(58)	2,119
Steam	521	(4)	517	436	(13)	423
Total CECONY	$12,091	$(128)	$11,963	$10,913	$(183)	$10,730
O&R
Electric	$739	$(20)	$719	$688	$(26)	$662
Gas	252	(12)	240	173	20	193
Total O&R	$991	$(32)	$959	$861	$(6)	$855
Con Edison Transmission	3	—	3	3	—	3
Other (b)	—	(1)	(1)	—	(1)	(1)
Total Con Edison	$13,085	$(161)	$12,924	$11,777	$(190)	$11,587
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
The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances above existing rate allowances are not reflected in rates during the term of the current rate plans. For the Utilities’ allowance for uncollectible accounts for customer accounts receivable, which includes accrued unbilled revenue, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, reconnection rates and current and aged customer accounts receivable balances, including final balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. The change to the allowance for customer uncollectible accounts for Con Edison and CECONY was $(5) million for the three months ended September 30, 2025 and $(10) million and $(5) million respectively, for the nine months ended September 30, 2025. The increases to the allowance for customer uncollectible accounts for Con Edison and CECONY were $27 million and $29 million, respectively, for the three months ended September 30, 2024 and $101 million and $95 million, respectively, for the nine months ended September 30, 2024. Generally, the Utilities write off customer accounts receivable as uncollectible 90 days after the account is disconnected for non-payment, or the account is closed during the collection process.

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
The table below presents a rollforward by major portfolio segment type for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024
Allowance for credit losses
Beginning Balance at July 1,	$615	$434	$42	$25	$605	$419	$35	$21
Recoveries	8	—	—	—	7	—	—	—
Write-offs	(134)	(65)	(2)	—	(132)	(63)	(1)	—
Reserve adjustments	121	92	20	(1)	120	92	19	—
Ending Balance September 30,	$610	$461	$60	$24	$600	$448	$53	$21

	For the Nine Months Ended September 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024
Allowance for credit losses
Beginning Balance at January 1,	$620	$360	$41	$13	$605	$353	$38	$9
Recoveries	31	17	—	—	30	13	—	—
Write-offs	(352)	(160)	(6)	—	(346)	(152)	(5)	—
Reserve adjustments	311	244	25	11	311	234	20	12
Ending Balance September 30,	$610	$461	$60	$24	$600	$448	$53	$21

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments as of and for the three and nine months ended September 30, 2025 and 2024 were as follows:

	As of and for the Three Months Ended September 30, 2025
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$3,733	$5	$686	$403	$1,520	$1,124	$153	$213	$(7)	$256	$47,820	$780
Gas	392	2	132	122	260	(122)	36	74	(5)	(44)	16,080	282
Steam	56	19	53	29	62	(88)	12	14	—	(24)	2,736	27
Consolidation adjustments	—	(26)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$4,181	$—	$871	$554	$1,842	$914	$201	$301	$(12)	$188	$66,636	$1,089
O&R
Electric	308	—	71	22	144	71	8	12	(2)	17	2,869	95
Gas	41	—	21	10	24	(14)	3	6	—	(5)	1,472	39
Total O&R	$349	$—	$92	$32	$168	$57	$11	$18	$(2)	$12	$4,341	$134
Con Edison Transmission	1	—	4	—	—	(1)	16	—	—	4	505	8
Other (a)	(1)	—	—	—	1	(2)	3	4	—	(2)	362	—
Total Con Edison	$4,530	$—	$967	$586	$2,011	$968	$231	$323	$(14)	$202	$71,844	$1,231

	As of and for the Three Months Ended September 30, 2024
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$3,376	$5	$686	$376	$696	$998	$105	$213	$(10)	$187	$44,828	$756
Gas	337	2	132	117	132	(112)	24	73	(4)	(43)	16,116	292
Steam	49	19	53	27	52	(83)	9	14	(1)	(25)	2,905	34
Consolidation adjustments	—	(26)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$3,762	$—	$871	$520	$880	$803	$138	$300	$(15)	$119	$63,849	$1,082
O&R
Electric	293	—	71	21	83	72	6	12	(1)	17	2,529	47
Gas	36	—	21	9	21	(9)	2	6	—	(5)	1,441	25
Total O&R	$329	$—	$92	$30	$104	$63	$8	$18	$(1)	$12	$3,970	$72
Con Edison Transmission	1	—	2	—	2	(1)	16	—	—	4	456	9
Other (a)	—	—	—	—	—	(3)	3	4	—	(2)	370	—
Total Con Edison	$4,092	$—	$965	$550	$986	$862	$165	$322	$(16)	$133	$68,645	$1,163
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

	As of and for the Nine Months Ended September 30, 2025
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$9,000	$15	$1,980	$1,187	$4,105	$1,728	$466	$644	($31)	$343	$47,820	$2,285
Gas	2,446	6	406	359	1,080	601	105	226	(13)	125	16,080	867
Steam	517	58	165	85	268	(1)	37	43	(1)	(6)	2,736	82
Consolidation adjustments	—	(79)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$11,963	$—	$2,551	$1,631	$5,453	$2,328	$608	$913	($45)	$462	$66,636	$3,234
O&R
Electric	719	—	219	65	332	103	26	34	(4)	22	2,869	218
Gas	240	—	61	29	121	29	8	17	—	3	1,472	97
Total O&R	$959	$—	$280	$94	$453	$132	$34	$51	($4)	$25	$4,341	$315
Con Edison Transmission	3	—	8	1	—	(6)	49	—	—	12	505	37
Other (a)	(1)	—	1	—	4	(6)	2	7	—	(6)	362	—
Total Con Edison	$12,924	$—	$2,840	$1,726	$5,910	$2,448	$693	$971	($49)	$493	$71,844	$3,586

	As of and for the Nine Months Ended September 30, 2024
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$8,188	$15	$1,979	$1,090	$3,608	$1,511	$332	$612	$(28)	$191	$44,828	$2,269
Gas	2,119	7	407	343	781	588	78	213	(12)	117	16,116	854
Steam	423	56	153	79	183	8	26	40	(1)	(7)	2,905	104
Consolidation adjustments	—	(78)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$10,730	$—	$2,539	$1,512	$4,572	$2,107	$436	$865	$(41)	$301	$63,849	$3,227
O&R
Electric	662	—	233	61	271	97	19	31	(4)	22	2,529	148
Gas	193	—	61	26	76	30	5	17	—	3	1,441	68
Total O&R	$855	$—	$294	$87	$347	$127	$24	$48	$(4)	$25	$3,970	$216
Con Edison Transmission	3	—	8	1	—	(6)	46	—	—	5	456	22
Other (a)	(1)	—	—	1	33	(35)	1	15	—	(24)	370	—
Total Con Edison	$11,587	$—	$2,841	$1,601	$4,952	$2,193	$507	$928	$(45)	$307	$68,645	$3,465

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

The fair values of the Companies’ derivatives, including the offsetting of assets and liabilities on the consolidated balance sheets at September 30, 2025 and December 31, 2024 were:

(Millions of Dollars)	2025				2024
Balance Sheet Location	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)		Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$52	$(39)	$13	(b)	$56	$(41)	$15
Noncurrent	54	(17)	37		39	(12)	27
Total fair value of derivative assets	$106	$(56)	$50		$95	$(53)	$42
Fair value of derivative liabilities
Current	$(109)	$39	$(70)	(b)	$(92)	$44	$(48)	(b)
Noncurrent	(71)	15	(56)		(108)	12	(96)
Total fair value of derivative liabilities	$(180)	$54	$(126)		$(200)	$56	$(144)
Net fair value derivative assets (liabilities)	$(74)	$(2)	$(76)		$(105)	$3	$(102)
CECONY
Fair value of derivative assets
Current	$45	$(35)	$10	(b)	$51	$(40)	$11
Noncurrent	45	(12)	33		36	(11)	25
Total fair value of derivative assets	$90	$(47)	$43		$87	$(51)	$36
Fair value of derivative liabilities
Current	$(100)	$36	$(64)	(b)	$(84)	$42	$(42)	(b)
Noncurrent	(61)	12	(49)		(95)	11	(84)
Total fair value of derivative liabilities	$(161)	$48	$(113)		$(179)	$53	$(126)
Net fair value derivative assets (liabilities)	$(71)	$1	$(70)		$(92)	$2	$(90)
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
(b)At September 30, 2025, collateral and margin deposits for Con Edison and CECONY of $(3) million and $(2) million, respectively, were classified as derivative liabilities on the consolidated balance sheets, but not included in the table. Collateral and margin deposits for Con Edison and CECONY of $1 million were classified as derivative assets on the consolidated balance sheets, but not included in the table. At December 31, 2024, collateral and margin deposits for Con Edison and CECONY of $(4) million and $(2) million, respectively, were classified as derivative liabilities on the consolidated balance sheets, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2025 and 2024:

		For the Three Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location	2025	2024	2025	2024
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$(5)	$(31)	$(5)	$(27)
Noncurrent	Regulatory liabilities	(10)	(7)	(11)	(5)
Total deferred gains (losses)		$(15)	$(38)	$(16)	$(32)
Current	Regulatory assets	$(9)	$(18)	$(11)	$(15)
Current	Recoverable energy costs	(13)	(81)	(13)	(75)
Noncurrent	Regulatory assets	41	(39)	36	(34)
Total deferred gains (losses)		$19	$(138)	$12	$(124)
Net deferred gains (losses) (a)		$4	$(176)	$(4)	$(156)
Pre-tax gains (losses) recognized in income
	Other operations and maintenance expense	$—	$(1)	$—	$(1)
Total pre-tax gains (losses) recognized in income		$—	$(1)	$—	$(1)
(a)Unrealized net deferred gains on electric and gas derivatives for the Utilities increased as a result of higher electric and gas commodity prices during the three months ended September 30, 2025. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.

		For the Nine Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location	2025	2024	2025	2024
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$(3)	$(45)	$(4)	$(42)
Noncurrent	Regulatory liabilities	8	(30)	6	(30)
Total deferred gains (losses)		$5	$(75)	$2	$(72)
Current	Regulatory assets	$(14)	$104	$(16)	$102
Current	Recoverable energy costs	41	(269)	38	(247)
Noncurrent	Regulatory assets	42	9	36	9
Total deferred gains (losses)		$69	$(156)	$58	$(136)
Net deferred gains (losses) (a)		$74	$(231)	$60	$(208)
(a)Unrealized net deferred gains on electric and gas derivatives for the Utilities increased as a result of higher electric and gas commodity prices during the nine months ended September 30, 2025. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at September 30, 2025:

	Electric Energy (MWh) (a)(b)	Capacity (MW-mos) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	31,734,340	25,200	340,270,000	3,528,000
CECONY	29,204,950	14,100	319,960,000	3,528,000
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
At September 30, 2025, Con Edison and CECONY had $33 million and $28 million, respectively, of credit exposure in connection with open energy supply net receivables and hedging activities, net of collateral. Con Edison’s net credit exposure consisted of $10 million with investment-grade counterparties, $21 million with commodity exchange brokers, and $2 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $7 million with investment-grade counterparties and $21 million with commodity exchange brokers.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted including cash and letters of credit for such positions and the additional cash collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at September 30, 2025:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$113	$103
Collateral posted	107	105
Additional collateral (b) (downgrade one level from current ratings)	5	—
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	133	117
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post additional cash collateral of $2 million at September 30, 2025. For certain other such non-derivative transactions, the Companies could be required to post cash collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At September 30, 2025, if Con Edison had been downgraded to below investment grade, it would have been required to post additional cash collateral for such derivative instruments of $7 million.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are summarized below.

	2025					2024
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$22	$64	$5	$(40)	$51	$9	$81	$1	$(49)	$42
Mutual Funds (a)(b)	633	—	—	—	633	570	—	—	—	570
Cash Value of Life Insurance Policies (a)(b)	—	134	—	—	134	—	129	—	—	129
Total assets	$655	$198	$5	$(40)	$818	$579	$210	$1	$(49)	$741
Derivative liabilities:
Commodity (a)(b)(c)	$3	$143	$17	$(34)	129	$5	$175	$16	$(48)	$148
CECONY
Derivative assets:
Commodity (a)(b)(c)	$22	$56	$1	$(35)	$44	$9	$74	$1	$(48)	$36
Mutual Funds (a)(b)	618	—	—	—	618	553	—	—	—	553
Cash Value of Life Insurance Policies (a)(b)	—	128	—	—	128	—	123	—	—	123
Total assets	$640	$184	$1	$(35)	$790	$562	$197	$1	$(48)	$712
Derivative liabilities:
Commodity (a)(b)(c)	$3	$137	$8	$(33)	$115	$4	$164	$7	$(47)	$128
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2025 and December 31, 2024, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

	Fair Value of Level 3 at September 30, 2025	Valuation Techniques	Unobservable Inputs	Range	Average Market Price
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$—	Discounted Cash Flow	Forward energy prices ($/MWh) (a)	$33.35 - $107.30 per MWh	$57.58
Electricity	(13)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$0.73 - $8.37 per kW-month	$3.65
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$(0.03) -$2.85 per MWh	$1.06
Total Con Edison—Commodity	$(12)
CECONY – Commodity
Electricity	$(1)	Discounted Cash Flow	Forward energy prices ($/MWh) (a)	$34.45 - $107.30 per MWh	$57.96
Electricity	(7)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$0.73 - $7.14 per kW-month	$3.27
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$(0.03) -$2.85 per MWh	$1.06
Total CECONY—Commodity	$(7)
(a)Generally, increases (decreases) in this input in isolation would result in a higher (lower) fair value measurement.
(b)Generally, increases (decreases) in this input in isolation would result in a lower (higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2025 and 2024 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Beginning balance as of July 1,	$(17)	$(11)	$(8)	$(6)
Included in earnings	2	(1)	1	—
Included in regulatory assets and liabilities	5	(15)	1	(12)
Settlements	(2)	2	(1)	1
Ending balance as of September 30,	$(12)	$(25)	$(7)	$(17)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Beginning balance as of January 1,	$(15)	$(8)	$(6)	$(5)
Included in earnings	(1)	(6)	1	(2)
Included in regulatory assets and liabilities	3	(13)	(1)	(8)
Settlements	1	7	(1)	3
Transfer out of level 3	—	(5)	—	(5)
Ending balance as of September 30,	$(12)	$(25)	$(7)	$(17)

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

Note P – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. As a result, substantially all of the net assets of CECONY and O&R ($21,997 million and $1,291 million, respectively), at September 30, 2025, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,
	CECONY
(Millions of Dollars)	2025	2024
Cost of services provided	$41	$39
Cost of services received	$21	$21

	For the Nine Months Ended September 30,
	CECONY
(Millions of Dollars)	2025	2024
Cost of services provided	$118	$106
Cost of services received	$64	$62
In addition, CECONY and O&R have joint gas supply arrangements pursuant to which CECONY sold to, or acted as agent to purchase for, O&R, $16 million and $14 million of natural gas for the three months ended September 30, 2025 and 2024, respectively, and $80 million and $52 million of natural gas for the nine months ended September 30, 2025 and 2024, respectively. These amounts are net of the effect of related hedging transactions.

At September 30, 2025 and December 31, 2024, CECONY's net receivable from Con Edison for income taxes were $35 and $344 million, respectively.

The Utilities perform work and incur expenses on behalf of New York Transco, a company in which Con Edison Transmission owns an interest. The Utilities bill New York Transco for such work and expenses in accordance with established policies. For the three months ended September 30, 2025 and 2024, the amounts billed (refunded) by the Utilities to New York Transco were immaterial. For the nine months ended September 30, 2025 and 2024, the amounts billed by the Utilities to New York Transco were immaterial.

CECONY has a 20-year transportation contract with MVP, a company in which Con Edison Transmission owns an interest, for 200,000 Dts per day of capacity. See "Investment in MVP" in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its contract with MVP unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC were to open a proceeding to consider this request. For the three and nine months ended September 30, 2025, the amounts billed by MVP to CECONY were $14 million and $41 million, respectively.

The FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At September 30, 2025 and December 31, 2024 there were no outstanding loans to O&R.
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

Cumulatively through September 30, 2024, the gain on the sale of all of the stock of the Clean Energy Businesses was $835 million ($745 million, after tax), reflecting a downward adjustment of $30 million ($22 million after-tax) for the nine months then ended, resulting from certain customary closing adjustments. Cumulatively through September 30, 2025, the gain on the sale of all of the stock of the Clean Energy Businesses was $803 million ($722 million after tax), resulting from certain customary closing adjustments. The portion of the gain attributable to the non-controlling interest retained in certain tax-equity projects was not material.

In January 2025, Con Edison completed the sale and transfer of Broken Bow II to RWE and the corresponding value of $54 million (net of assumed debt and other final adjustments) was paid to Con Edison. RWE Renewables Americas, LLC operated the facility on behalf of Con Edison until the sale and transfer to RWE pursuant to certain service agreements, for which the fees were not material.

Con Edison retained the Clean Energy Businesses' tax equity investment interest in the Crane solar project and another tax equity investment interest in two solar projects located in Virginia. These tax equity partnerships produced renewable energy tax credits that can be used to reduce Con Edison’s federal income tax. These tax credits are subject to recapture, in whole or in part, if the assets are sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for its tax equity investment interest in the two solar projects located in Virginia. Con Edison sold its tax equity investment interest in the Crane solar project to another member in October 2025 after holding it for a five-year period. The combined carrying value of the retained tax equity interests was $4 million at September 30, 2025 and December 31, 2024.

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

Following the sale of all of the stock of the Clean Energy Businesses and pursuant to a reimbursement and indemnity agreement with RWE, Con Edison remains responsible for certain potential costs related to a battery storage project located in Imperial County, California. Con Edison's exposure under the agreement could range up to approximately $172 million. As of September 30, 2025, no material amounts were recorded as liabilities on Con Edison's consolidated balance sheet related to this agreement.

Note R – New Financial Accounting Standards
In September 2025, the Financial Accounting Standards Board (FASB) issued amendments to the guidance on accounting for Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) through ASU 2025-06. The guidance modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Companies are evaluating the potential impact of this new standard on their financial position, results of operations and liquidity.
In September 2025, the FASB issued amendments to the guidance on accounting for Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) through ASU 2025-07. The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments in a revenue contract with a customer. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Companies are evaluating the potential impact of this new standard on their financial position, results of operations and liquidity.

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2024 (File Nos.1-14514 and 1-01217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies' combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025 (File Nos. 1-14514 and 1-01217).

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
•RECO

Con Edison’s principal business operations are those of the Utilities and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission, a regulated company primarily under the oversight of the Federal Energy Regulatory Commission (FERC), develops and invests in electric transmission projects and owns, through joint ventures, both electric and gas assets. Con Edison Transmission is considering strategic alternatives with respect to its investment in Mountain Valley Pipeline, LLC (MVP) and both Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye Storage Corporation (Honeoye). See “Investments” in Note A to the Third Quarter Financial Statements and “Con Edison Transmission” below.

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

Aged Accounts Receivable Balances
At September 30, 2025, CECONY’s and O&R’s customer accounts receivables balances of $2,843 million and $121 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,511 million and $28 million, respectively. At December 31, 2024, CECONY’s and O&R’s customer accounts receivables balances of $2,947 million and $113 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,652 million and $32 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivables (balances outstanding in excess of 60 days) of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivables as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. In general, the Utilities suspended collection activities and service disconnections during the COVID-19 pandemic and have since resumed such activities.

CECONY’s 2023 - 2025 electric and gas rate plans include reconciliation of late payment charges (from January 1, 2023 through December 31, 2025 and from January 1, 2020 through October 31, 2026 for steam and write-offs of customer accounts receivable balances (from January 1, 2020 through December 31, 2025 for electric and gas and from January 1, 2020 through October 31, 2026 for steam) to amounts reflected in rates, with recovery/refund from or to customers via surcharge/surcredit. CECONY's surcharge recoveries for late payment charges and write-offs of accounts receivable balances will, collectively, be subject to separate annual caps for electric and gas that produce no more than a half percent (0.5 percent) total customer bill impact per commodity (estimated for electric to be $57.3 million, $60.3 million, $62.6 million for 2023, 2024 and 2025, respectively, and for gas to be $14.8 million, $15.9 million and $16.8 million for 2023, 2024 and 2025, respectively). CECONY's surcharge recoveries for late payment charges and write-offs of accounts receivables for steam will each be subject to an annual cap that produces no more than a half percent (0.5 percent) total customer bill impact (estimated to be $2.5 million, $3.0 million and $3.5 million for 2024, 2025 and 2026, respectively). Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in CECONY’s next base rate cases. CECONY’s November 2025 joint proposal, that is subject to approval by the NYSPSC, includes reconciliation of late payment charges during the rate plan pursuant to which CECONY will calculate the annual difference between (i) its actual uncollectible expenses and late payment charges and (ii) the levels of uncollectible expenses and late payment charges provided in rates. In the event the actual net expenses (uncollectible expenses plus late payment charges) are below the amounts in rates, CECONY will defer the full variance as a regulatory liability and refund to customers via surcredit. In the event the actual net expenses are above the amounts in rates, CECONY will defer the full annual variance above $10 million ($8.5 million for electric and $1.5 million for gas) in 2026; above $15 million ($12.75 million for electric and $2.25 million for gas) in 2027; and above $20 million ($17.0 million for electric and $3.0 million for gas) in 2028; as a regulatory asset for recovery via surcharge.

O&R’s 2025 – 2027 rate plans include reconciliation of uncollectible expenses and late payment charges that are subject to a combined annual threshold of $0.9 million and $0.5 million for electric and gas, respectively. Once the threshold is met, O&R will defer the variance between actual uncollectible expense and late payment charge, and the level set forth in rates that is above the threshold. Recovery/refunds will be made via surcharge/surcredit. Surcharge recovery is subject to an annual cap that produces no more than a 0.5 percent total customer bill impact per commodity. Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in O&R’s next base rate cases.

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

Beginning in February 2025, the President of the United States issued an executive order imposing a 10 percent tariff on most Canadian imports to the United States of “energy or energy resources.” This executive order took effect on March 4, 2025 with an exemption for goods compliant with the United States-Mexico-Canada Agreement. The federal government has not provided guidance regarding the applicability of tariffs to imported Canadian electricity and, as of September 30, 2025, no tariffs are being applied to electricity sales. In March 2025, Ontario announced a 25 percent surcharge on all U.S.-bound electricity that was subsequently paused. See "Federal Regulation," below.

These tariffs, if implemented, may result in increases in electric commodity prices. The Utilities do not make any margin or profit on the electricity they sell and generally recover these costs pursuant to their rate plans. See "Aged Accounts Receivable Balances," above and "Commodity Price Risk," below.

The Companies continue to monitor these developments closely to assess any potential impact on the Companies. The Companies are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may result from these governmental actions.

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

During 2025, the federal government has issued numerous executive orders imposing tariffs on imports, many of which have since been modified, stayed, or are the subject of litigation. Although these tariffs have not had a significant impact on the Companies’ operations or financial condition to date, the cost of materials have increased during 2025 across various supply chain contract portfolios. If the tariffs remain in place, the cost of materials is anticipated to continue to increase and also may lead to supply chain disruptions. The Companies continue to monitor these developments closely to assess any potential additional impact on the Companies. The Companies are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may result from the Presidential Actions and the April 2025 Executive Order.

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

Con Edison Transmission
Con Edison Transmission, through its New York Transco partnership and jointly with the New York Power Authority (NYPA), is developing the Propel NY Energy transmission project, a 90-mile electric transmission project that is expected to increase high voltage transmission connections between Long Island and the rest of New York State. See the table under "Con Edison Transmission," below. Con Edison Transmission also participates in competitive solicitations to develop additional electric projects. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements. In January 2025, the President of the United States issued an executive order temporarily withdrawing all areas on the outer continental shelf from new offshore wind leasing, pending review by the new Administration, noting that nothing in this withdrawal affects rights under existing leases in the withdrawn areas, and further that with respect to such existing leases, the Secretary of the Interior, in consultation with the Attorney General as needed, shall conduct a comprehensive review of the ecological, economic, and environmental necessity of terminating or amending any existing wind energy leases. In July 2025, the NYSPSC issued an order withdrawing the public policy transmission need (PPTN) process given actions taken by the federal government that reduced the prospects for the construction of the offshore wind resources that were anticipated to be served by the proposed transmission solutions. See “Federal Regulation,” above and “Environmental Matters – Offshore Wind,” below.

Con Edison Transmission is considering strategic alternatives with respect to its investment in MVP and both Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye.

CECONY
Electric
CECONY provides electric service to approximately 3.8 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

During the summer of 2025, electric peak demand in CECONY's service area was 12,530 MW (which occurred on June 25, 2025). At design conditions, electric peak demand in CECONY's service area would have been approximately 12,600 MW in 2025 compared to CECONY's forecast of 12,610 MW.

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

In June 2025, CECONY changed its five-year forecast of the average annual peak steam demand in its service area at design conditions from a 0.4 percent decrease (for 2025 to 2029) to a 0.9 percent decrease (for 2026 to 2030). This percent change indicates increased levels of energy efficiency within the next five years along with lower customer retention for the steam system due to policy and regulations.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey an approximately 1,300 square mile service area.

During the summer of 2025, electric peak demand in O&R's service area was 1,553 MW (which occurred on June 23, 2025). At design conditions, electric peak demand in O&R's service area would have been approximately 1,523 MW in 2025 compared to O&R's forecast of 1,605 MW.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

In June 2025, O&R increased its five-year forecast of the average annual firm peak gas demand in its service area at design conditions from a 0.1 percent decrease (for 2025 to 2029) to a 1.2 percent increase (for 2026 to 2030). This change reflects an increase in new business within the next five years.

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended September 30, 2025				For the Nine Months Ended September 30, 2025				At September 30, 2025
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$4,181	92%	$639	93%	$11,963	93%	$1,606	93%	$66,636	93%
O&R	349	8	41	6	959	7	94	5	4,341	5
Total Utilities	$4,530	100%	$680	99%	$12,922	100%	$1,700	98%	$70,977	98%
Con Edison Transmission	1	—	11	1	3	—	31	2	505	1
Other (a)	(1)	—	(3)	—	(1)	—	(5)	—	362	1
Total Con Edison	$4,530	100%	$688	100%	$12,924	100%	$1,726	100%	$71,844	100%
(a)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Third Quarter Financial Statements.

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

Beginning in 2024, based on the existing statute, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. As of September 30, 2025 and 2024, Con Edison accrued a CAMT liability of $66 million ($89 million for CECONY) and $73 million ($64 million for CECONY), respectively, before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

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

Results of Operations
Net income for common stock and earnings per share for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$639	$537	$1.77	$1.55	$1,606	$1,417	$4.51	$4.10
O&R	41	42	0.11	0.12	94	82	0.26	0.24
Con Edison Transmission (a)	11	11	0.04	0.03	31	35	0.09	0.10
Other (b)	(3)	(2)	(0.01)	—	(5)	(24)	(0.02)	(0.07)
Con Edison (c)	$688	$588	$1.91	$1.70	$1,726	$1,510	$4.84	$4.37
(a)Net income for common stock and earnings per share for the three and nine months ended September 30, 2025 includes $2 million or $0.01 a share (after-tax) and $7 million or $0.02 a share (after-tax) for accretion of the basis difference of Con Edison's equity investment in MVP. See “Investment in MVP” in Note A to the Third Quarter Financial Statements.

Net income for common stock and earnings per share for the three and nine months ended September 30, 2024 includes $3 million or $0.01 a share (after-tax) for accretion of the basis difference of Con Edison's equity investment in MVP. See “Investment in MVP” in Note A to the Third Quarter Financial Statements.

(b)    Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. Net income for common stock for the nine months ended September 30, 2025 includes $1 million (after-tax) for an adjustment related to the sale of all of the stock of the Clean Energy Businesses. See Note Q to the Third Quarter Financial Statements.

Net income for common stock and earnings per share for the nine months ended September 30, 2024 includes $(22) million (after-tax) or $(0.07) a share (after-tax) for an adjustment related to the sale of all of the stock of the Clean Energy Businesses. See Note Q to the Third Quarter Financial Statements. Net income for common stock and earnings per share for the three and nine months ended September 30, 2024 also included $2 million or $0.01 a share (after-tax) and $1 million or $0.01 a share (after-tax), respectively, net of the effects of HLBV accounting for tax equity investments in certain renewable electric projects.

(c)    Earnings per share on a diluted basis were $1.90 a share and $1.69 a share for the three months ended September 30, 2025 and 2024, respectively, and $4.83 a share and $4.35 a share for the nine months ended September 30, 2025 and 2024, respectively.

The following tables present the estimated effect of major factors on earnings per share and net income for common stock for the three and nine months ended September 30, 2025 as compared with the 2024 period.

Variation for the Three Months Ended September 30, 2025 vs. 2024
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$37	$0.11
Lower effective income tax for certain items	16	0.05
Lower commercial paper interest expense	14	0.04
Lower stock based compensation	13	0.04
Lower state and local taxes other than income	7	0.02
Higher income from allowance for funds used during construction	7	0.02
Lower other corporate expenses	6	0.02
Dilutive effect of issuance of common shares	—	(0.08)
Other	2	—
Total CECONY	102	0.22
O&R (a)
Lower electric base rate change	(1)	(0.01)
Total O&R	(1)	(0.01)
Con Edison Transmission
Accretion of the basis difference of Con Edison's equity investment in MVP	(1)	—
Other	1	0.01
Total Con Edison Transmission	—	0.01
Other, including parent company expenses (b)
HLBV effects	(2)	(0.01)
Other	1	—
Total Other, including parent company expenses	(1)	(0.01)
Total Reported (GAAP basis)	$100	$0.21

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

(b)Other includes the parent company, Con Edison's tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Third Quarter Financial Statements.

Variation for the Nine Months Ended September 30, 2025 vs. 2024
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$57	$0.16
Lower commercial paper interest expense	34	0.10
Higher gas rate base	24	0.07
Higher income from allowance for funds used during construction	23	0.07
Higher other revenue primarily from asset management arrangements	12	0.03
Lower other corporate expenses	3	0.01
Dilutive effect of issuance of common shares	—	(0.14)
Impact of the May 2024 NYSPSC order denying CECONY's request to capitalize costs to implement its new customer billing and information system	37	0.11
Other	(1)	—
Total CECONY	189	0.41
O&R (a)
Gas base rate increase	7	0.02
Other	5	—
Total O&R	12	0.02
Con Edison Transmission
Accretion of the basis difference of Con Edison's equity investment in MVP	4	0.01
Income tax adjustment in 2024 due to AFUDC from MVP	(5)	(0.02)
Other	(3)	—
Total Con Edison Transmission	(4)	(0.01)
Other, including parent company expenses (b)
Loss (gain) and other impacts related to the sale of the Clean Energy Businesses	23	0.07
HLBV effects	(1)	(0.01)
Other	(3)	(0.01)
Total Other, including parent company expenses	19	0.05
Total Reported (GAAP basis)	$216	$0.47

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

(b)Other includes the parent company, Con Edison's tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Third Quarter Financial Statements.

The Companies’ other operations and maintenance expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2025	2024	2025	2024
CECONY
Operations	$500	$472	$1,494	$1,457
Pensions and other postretirement benefits	7	35	20	104
Health care and other benefits	60	53	159	140
Regulatory fees and assessments (a)	125	136	367	350
Other (b)	179	184	511	488
Total CECONY	$871	$880	$2,551	$2,539
O&R	92	104	280	294
Con Edison Transmission	2	2	8	8
Other (c)	—	—	1	—
Total other operations and maintenance expenses	$965	$986	$2,840	$2,841
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments that are collected in revenues.
(b)Other includes the impact of the May 2024 NYSPSC order denying CECONY's request to capitalize costs to implement its new customer billing and information system ($51 million).
(c)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Third Quarter Financial Statements.

A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2025 and 2024 follows. For additional business segment financial information, see Note M to the Third Quarter Financial Statements.

The Companies’ results of operations for the three months ended September 30, 2025 and 2024 were as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Operating revenues	$4,181	$3,762	$349	$329	$1	$1	$(1)	$—	$4,530	$4,092
Purchased power	777	642	128	101	—	—	—	—	905	743
Fuel	40	27	—	—	—	—	—	—	40	27
Gas purchased for resale	97	59	16	7	—	—	—	1	113	67
Other operations and maintenance	871	880	92	104	2	2	—	—	965	986
Depreciation and amortization	554	520	32	30	—	—	—	—	586	550
Taxes, other than income taxes	928	831	24	24	—	—	1	2	953	857
Operating income (loss)	914	803	57	63	(1)	(1)	(2)	(3)	968	862
Other income	201	138	12	8	16	16	2	3	231	165
Net interest expense	289	285	16	17	—	—	4	4	309	306
Income (loss) before income tax expense	826	656	53	54	15	15	(4)	(4)	890	721
Income tax expense (benefit)	187	119	12	12	4	4	(1)	(2)	202	133
Net income (loss) for common stock	$639	$537	$41	$42	$11	$11	$(3)	$(2)	$688	$588
(a)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Third Quarter Financial Statements.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended September 30, 2025				For the Three Months Ended September 30, 2024
(Millions of Dollars)	Electric	Gas	Steam	2025 Total	Electric	Gas	Steam	2024 Total	2025-2024 Variation
Operating revenues	$3,733	$392	$56	$4,181	$3,376	$337	$49	$3,762	$419
Purchased power	769	—	8	777	637	—	5	642	135
Fuel	41	—	(1)	40	27	—	—	27	13
Gas purchased for resale	—	97	—	97	—	59	—	59	38
Other operations and maintenance	686	132	53	871	696	132	52	880	(9)
Depreciation and amortization	403	122	29	554	376	117	27	520	34
Taxes, other than income taxes	710	163	55	928	642	141	48	831	97
Operating income (loss)	$1,124	$(122)	$(88)	$914	$998	$(112)	$(83)	$803	$111

Electric
CECONY’s results of electric operations for the three months ended September 30, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2025	September 30, 2024	Variation
Operating revenues	$3,733	$3,376	$357
Purchased power	769	637	132
Fuel	41	27	14
Other operations and maintenance	686	696	(10)
Depreciation and amortization	403	376	27
Taxes, other than income taxes	710	642	68
Electric operating income	$1,124	$998	$126

CECONY’s electric sales and deliveries for the three months ended September 30, 2025 compared with the 2024 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2025	September 30, 2024	Variation	Percent Variation		September 30, 2025	September 30, 2024	Variation	Percent Variation
Residential/Religious (b)	4,158	4,155	3	0.1%		$1,514	$1,438	$76	5.3%
Commercial/Industrial	3,035	2,947	88	3.0		964	846	118	13.9
Retail choice customers	5,928	6,168	(240)	(3.9)		954	940	14	1.5
NYPA, Municipal Agency and other sales	2,571	2,653	(82)	(3.1)		293	290	3	1.0
Other operating revenues (c)	—	—	—	—		8	(138)	146	Large
Total	15,692	15,923	(231)	(1.5)%	(d)	$3,733	$3,376	$357	10.6%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.3 percent in the three months ended September 30, 2025 compared with the 2024 period.

Operating revenues increased $357 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to an increase in revenues from the electric rate plan ($205 million), higher purchased power expenses ($132 million) and higher fuel expenses ($14 million).

Purchased power expenses increased $132 million in the three months ended September 30, 2025 compared with the 2024 period due to higher unit costs ($97 million) and higher purchased volumes ($35 million).

Fuel expenses increased $14 million in the three months ended September 30, 2025 compared with the 2024 period due to higher unit costs ($17 million), offset in part by lower purchased volumes from the company's electric generating facilities ($3 million).

Other operations and maintenance expenses decreased $10 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to total surcredits for assessments and fees that are collected in revenues from customers ($9 million).

Depreciation and amortization expenses increased $27 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $68 million in the three months ended September 30, 2025 compared with the 2024 period due to lower deferral of under-collected property taxes ($49 million), higher property taxes ($21 million), offset in part by lower state and local revenue taxes ($3 million).

Gas
CECONY’s results of gas operations for the three months ended September 30, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2025	September 30, 2024	Variation
Operating revenues	$392	$337	$55
Gas purchased for resale	97	59	38
Other operations and maintenance	132	132	—
Depreciation and amortization	122	117	5
Taxes, other than income taxes	163	141	22
Gas operating loss	$(122)	$(112)	$(10)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2025 compared with the 2024 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2025	September 30, 2024	Variation	Percent Variation		September 30, 2025	September 30, 2024	Variation	Percent Variation
Residential	3,896	3,557	339	9.5%		$157	$133	$24	18.0%
General	4,891	3,252	1,639	50.4		105	72	33	45.8
Firm transportation	9,014	9,726	(712)	(7.3)		109	103	6	5.8
Total firm sales and transportation	17,801	16,535	1,266	7.7%	(b)	$371	$308	$63	20.5%
Interruptible sales	663	496	167	33.7		4	5	(1)	(20.0)
NYPA	13,036	15,611	(2,575)	(16.5)		1	1	—	—
Generation plants	24,107	21,255	2,852	13.4		7	8	(1)	(12.5)
Other	3,932	3,966	(34)	(0.9)		6	6	—	—
Other operating revenues (c)	—	—	—	—		3	9	(6)	(66.7)
Total	59,539	57,863	1,676	2.9%		$392	$337	$55	16.3%
(a)Revenues from gas sales are subject to a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area decreased 0.3 percent in the three months ended September 30, 2025 compared with the 2024 period.
(c)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues increased $55 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to higher gas purchased for resale ($38 million) and an increase in gas revenues under the company's gas rate plan ($30 million), offset in part by higher interest accrual on net plant reconciliations ($3 million).

Gas purchased for resale increased $38 million in the three months ended September 30, 2025 compared with the 2024 period due to higher unit costs ($24 million) and purchased volumes ($14 million).

Depreciation and amortization expenses increased $5 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $22 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to lower deferral of under-collected property taxes ($21 million) and higher state and local revenue taxes ($1 million).

Steam
CECONY’s results of steam operations for the three months ended September 30, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2025	September 30, 2024	Variation
Operating revenues	$56	$49	$7
Purchased power	8	5	3
Fuel	(1)	—	(1)
Other operations and maintenance	53	52	1
Depreciation and amortization	29	27	2
Taxes, other than income taxes	55	48	7
Steam operating loss	$(88)	$(83)	$(5)

CECONY’s steam sales and deliveries for the three months ended September 30, 2025 compared with the 2024 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2025	September 30, 2024	Variation	Percent Variation		September 30, 2025	September 30, 2024	Variation	Percent Variation
General	9	15	(6)	(40.0)%		$2	$2	$—	—%
Apartment house	583	591	(8)	(1.4)		16	14	2	14.3
Annual power	1,682	1,677	5	0.3		39	34	5	14.7
Other operating revenues (a)	—	—	—	—		(1)	(1)	—	—
Total	2,274	2,283	(9)	(0.4)%	(b)	$56	$49	$7	14.3%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company's service area increased 0.7 percent in the three months ended September 30, 2025 compared with the 2024 period.

Operating revenues increased $7 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to an increase in steam revenues under the company's steam rate plan ($4 million) and higher purchased power expenses ($3 million).

Taxes, other than income taxes increased $7 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to a lower deferral of under-collected property taxes ($11 million), offset in part by lower property taxes ($4 million).

Taxes, Other Than Income Taxes
At $928 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the three months ended September 30, 2025. The principal components of, and variations in, taxes other than income taxes were:

	For the Three Months Ended September 30,
(Millions of Dollars)	2025		2024		Variation
Property taxes	$787		$772		$15
State and local taxes related to revenue receipts	115		115		—
Payroll taxes	20		20		—
Other taxes (b)	6		(76)		82
Total	$928	(a)	$831	(a)	$97
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2025 and 2024 were $1,136 million and $1,025 million, respectively.
(b)Including the deferral of over-collected property taxes in 2025 of $4 million and the deferral of under-collected property taxes in 2024 of $78 million, respectively.

Other Income (Deductions)
Other income increased $63 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to higher credits associated with components of pension and other postretirement benefits other than service cost ($51 million), an increase in AFUDC ($7 million) and lower expenses resulting from investment performance in the deferred compensation plan ($2 million).

Net Interest Expense
Net interest expense increased $4 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to higher interest on long-term debt resulting from increased debt balances ($15 million), offset in part by lower other interest expense ($10 million).

Income Tax Expense
Income taxes increased $68 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to lower amortization of excess deferred federal income taxes ($39 million) and higher income before income tax expense ($44 million), offset in part by a higher benefit from the annual amortization of Metropolitan Transportation Authority (MTA) tax surcredit ($6 million), higher write-offs of uncollectible accounts ($5 million) and a lower reserve for injuries and damages ($4 million).

O&R

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
(Millions of Dollars)	Electric	Gas	2025 Total	Electric	Gas	2024 Total	2025-2024 Variation
Operating revenues	$308	$41	$349	$293	$36	$329	$20
Purchased power	128	—	128	101	—	101	27
Gas purchased for resale	—	16	16	—	7	7	9
Other operations and maintenance	71	21	92	83	21	104	(12)
Depreciation and amortization	22	10	32	21	9	30	2
Taxes, other than income taxes	16	8	24	16	8	24	—
Operating income (loss)	$71	$(14)	$57	$72	$(9)	$63	$(6)

Electric
O&R’s results of electric operations for the three months ended September 30, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2025	September 30, 2024	Variation
Operating revenues	$308	$293	$15
Purchased power	128	101	27
Other operations and maintenance	71	83	(12)
Depreciation and amortization	22	21	1
Taxes, other than income taxes	16	16	—
Electric operating income	$71	$72	$(1)

O&R’s electric sales and deliveries for the three months ended September 30, 2025 compared with the 2024 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2025	September 30, 2024	Variation	Percent Variation		September 30, 2025	September 30, 2024	Variation	Percent Variation
Residential/Religious (b)	796	691	105	15.2%		$210	$162	$48	29.6%
Commercial/Industrial	303	269	34	12.6		61	57	4	7.0
Retail choice customers	624	721	(97)	(13.5)		54	68	(14)	(20.6)
Public authorities	32	31	1	3.2		4	4	—	—
Other operating revenues (c)	—	—	—	—		(21)	2	(23)	Large
Total	1,755	1,712	43	2.5%	(d)	$308	$293	$15	5.1%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area remained constant in the three months ended September 30, 2025 compared with the 2024 period.

Operating revenues increased $15 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to higher purchased power expenses ($27 million), offset in part by lower revenues from the company's New York electric rate plan ($9 million).

Purchased power expense increased $27 million in the three months ended September 30, 2025 compared with the 2024 period due to higher unit costs($30 million), offset in part by lower purchased volumes ($3 million).

Other operations and maintenance decreased $12 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to lower non-deferred storm costs ($7 million), lower costs to comply with the NJ Clean Energy Act ($2 million) and lower pension costs ($2 million).

Gas
O&R’s results of gas operations for the three months ended September 30, 2025 compared with the 2024 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2025	September 30, 2024	Variation
Operating revenues	$41	$36	$5
Gas purchased for resale	16	7	9
Other operations and maintenance	21	21	—
Depreciation and amortization	10	9	1
Taxes, other than income taxes	8	8	—
Gas operating income (loss)	$(14)	$(9)	$(5)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2025 compared with the 2024 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2025	September 30, 2024	Variation	Percent Variation		September 30, 2025	September 30, 2024	Variation	Percent Variation
Residential	913	863	50	5.8%		$22	$16	$6	37.5%
General	268	184	84	45.7		5	3	2	66.7
Firm transportation	454	542	(88)	(16.2)		4	5	(1)	(20.0)
Total firm sales and transportation	1,635	1,589	46	2.9%	(b)	$31	$24	$7	29.2%
Interruptible sales	826	108	718	Large		1	1	—	—
Generation plants	—	3	(3)	Large		—	1	(1)	Large
Other	69	6	63	Large		1	1	—	—
Other gas revenues	—	—	—	—		9	9	—	Large
Total	2,530	1,706	824	48.3%		$42	$36	$6	16.7%
(a)Revenues from New York gas sales are subject to a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R's service area increased 3.4 percent in the three months ended September 30, 2025 compared with the 2024 period.

Operating revenues increased $5 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to higher gas purchased for resale ($9 million), offset in part by lower revenues from the company's New York gas rate plan ($1 million).

Gas purchased for resale increased $9 million in the three months ended September 30, 2025 compared with the 2024 period due to higher unit costs ($5 million) and higher purchased volumes ($4 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2025 compared with 2024 for the three months ended September 30, 2025. The principal components of taxes, other than income taxes, were:

	For the Three Months Ended September 30,
(Millions of Dollars)	2025		2024		Variation
Property taxes	$18		$19		$(1)
State and local taxes related to revenue receipts	4		3		1
Payroll taxes	2		2		—
Total	$24	(a)	$24	(a)	$—
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2025 and 2024 were $35 million and $35 million, respectively.

Other Income (Deductions)
Other income increased $4 million in the three months ended September 30, 2025 compared with the 2024 period primarily due to higher credits associated with components of pension and other postretirement benefits other than service cost ($3 million).

The Companies’ results of operations for the nine months ended September 30, 2025 and 2024 were as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Operating revenues	$11,963	$10,730	$959	$855	$3	$3	$(1)	$(1)	$12,924	$11,587
Purchased power	1,991	1,718	285	224	—	—	—	—	2,276	1,942
Fuel	194	130	—	—	—	—	—	—	194	130
Gas purchased for resale	551	352	96	51	—	—	(1)	(1)	646	402
Other operations and maintenance	2,551	2,539	280	294	8	8	1	—	2,840	2,841
Depreciation and amortization	1,631	1,512	94	87	1	1	—	1	1,726	1,601
Taxes, other than income taxes	2,717	2,372	72	72	—	—	5	4	2,794	2,448
Loss on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	(30)	—	(30)
Operating income (loss)	2,328	2,107	132	127	(6)	(6)	(6)	(35)	2,448	2,193
Other income	608	436	35	24	49	46	1	1	693	507
Net interest expense	868	825	47	44	—	—	7	14	922	883
Income before income tax expense (benefit)	2,068	1,718	120	107	43	40	(12)	(48)	2,219	1,817
Income tax expense (benefit)	462	301	26	25	12	5	(7)	(24)	493	307
Net income for common stock	$1,606	$1,417	$94	$82	$31	$35	($5)	$(24)	$1,726	$1,510
(a)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Third Quarter Financial Statements.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Nine Months Ended September 30, 2025				For the Nine Months Ended September 30, 2024
(Millions of Dollars)	Electric	Gas	Steam	2025 Total	Electric	Gas	Steam	2024 Total	2025-2024 Variation
Operating revenues	$9,000	$2,446	$517	$11,963	$8,188	$2,119	$423	$10,730	$1,233
Purchased power	1,962	—	29	1,991	1,697	—	21	1,718	273
Fuel	122	—	72	194	96	—	34	130	64
Gas purchased for resale	—	551	—	551	—	352	—	352	199
Other operations and maintenance	1,980	406	165	2,551	1,979	407	153	2,539	12
Depreciation and amortization	1,187	359	85	1,631	1,090	343	79	1,512	119
Taxes, other than income taxes	2,021	529	167	2,717	1,815	429	128	2,372	345
Operating income (loss)	$1,728	$601	$(1)	$2,328	$1,511	$588	$8	$2,107	$221

Electric
CECONY’s results of electric operations for the nine months ended September 30, 2025 compared with the 2024 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2025	September 30, 2024	Variation
Operating revenues	$9,000	$8,188	$812
Purchased power	1,962	1,697	265
Fuel	122	96	26
Other operations and maintenance	1,980	1,979	1
Depreciation and amortization	1,187	1,090	97
Taxes, other than income taxes	2,021	1,815	206
Electric operating income	$1,728	$1,511	$217

CECONY’s electric sales and deliveries for the nine months ended September 30, 2025 compared with the 2024 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2025	September 30, 2024	Variation	Percent Variation		September 30, 2025	September 30, 2024	Variation	Percent Variation
Residential/Religious (b)	9,662	9,266	396	4.3%		$3,566	$3,304	$262	7.9%
Commercial/Industrial	8,367	7,827	540	6.9		2,555	2,205	350	15.9
Retail choice customers	15,833	15,788	45	0.3		2,160	2,069	91	4.4
NYPA, Municipal Agency and other sales	7,338	7,216	122	1.7		710	673	37	5.5
Other operating revenues (c)	—	—	—	—		9	(63)	72	Large
Total	41,200	40,097	1,103	2.8%	(d)	$9,000	$8,188	$812	9.9%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 2.8 percent in the nine months ended September 30, 2025 compared with the 2024 period.

Operating revenues increased $812 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to an increase in revenues from the electric rate plan ($486 million), higher purchased power expenses ($265 million) and higher fuel expenses ($26 million).

Purchased Power expenses increased $265 million in the nine months ended September 30, 2025 compared with the 2024 period due to higher unit costs ($216 million) and higher purchased volumes ($49 million).

Fuel expenses increased $26 million in the nine months ended September 30, 2025 compared with the 2024 period due to higher purchased volumes from CECONY's electric generating facilities ($70 million), offset in part by lower unit costs ($44 million).

Depreciation and amortization expenses increased $97 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to higher electric utility plant balances.

Taxes, other than income taxes increased $206 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to higher property taxes ($150 million), lower deferral of under-collected property taxes ($48 million) and higher state and local revenue taxes ($5 million).

Gas
CECONY’s results of gas operations for the nine months ended September 30, 2025 compared with the 2024 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2025	September 30, 2024	Variation
Operating revenues	$2,446	$2,119	$327
Gas purchased for resale	551	352	199
Other operations and maintenance	406	407	(1)
Depreciation and amortization	359	343	16
Taxes, other than income taxes	529	429	100
Gas operating income	$601	$588	$13

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2025 compared with the 2024 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2025	September 30, 2024	Variation	Percent Variation		September 30, 2025	September 30, 2024	Variation	Percent Variation
Residential	39,411	34,026	5,385	15.8%		$1,032	$878	$154	17.5%
General	28,434	22,485	5,949	26.5		635	487	148	30.4
Firm transportation	60,688	55,110	5,578	10.1		743	705	38	5.4
Total firm sales and transportation	128,533	111,621	16,912	15.2	(b)	2,410	2,070	340	16.4
Interruptible sales	2,831	2,483	348	14.0		23	24	(1)	(4.2)
NYPA	32,632	44,014	(11,382)	(25.9)		2	2	—	—
Generation plants	51,377	48,169	3,208	6.7		16	18	(2)	(11.1)
Other	14,449	14,871	(422)	(2.8)		32	31	1	3.2
Other operating revenues (c)	—	—	—	—		(37)	(26)	(11)	42.3
Total	229,822	221,158	8,664	3.9%		$2,446	$2,119	$327	15.4%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area increased 5.1 percent in the nine months ended September 30, 2025 compared with the 2024 period.
(c)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues increased $327 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to an increase in gas purchased for resale ($199 million), an increase in revenues from the gas rate plan ($146 million), offset in part by higher interest accrual on net plant reconciliations ($14 million).

Gas purchased for resale increased $199 million in the nine months ended September 30, 2025 compared with the 2024 period due to higher unit costs ($269 million), offset in part by lower purchased volumes ($70 million).

Depreciation and amortization expenses increased $16 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $100 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to a lower deferral of under-collected property taxes ($73 million), higher property taxes ($17 million) and higher state and local taxes ($9 million).

Steam
CECONY’s results of steam operations for the nine months ended September 30, 2025 compared with the 2024 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2025	September 30, 2024	Variation
Operating revenues	$517	$423	$94
Purchased power	29	21	8
Fuel	72	34	38
Other operations and maintenance	165	153	12
Depreciation and amortization	85	79	6
Taxes, other than income taxes	167	128	39
Steam operating income (loss)	$(1)	$8	$(9)

CECONY’s steam sales and deliveries for the nine months ended September 30, 2025 compared with the 2024 period were:

	Millions of Pounds Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2025	September 30, 2024	Variation	Percent Variation		September 30, 2025	September 30, 2024	Variation	Percent Variation
General	373	330	43	13.0%		$28	$23	$5	21.7%
Apartment house	3,818	3,612	206	5.7		145	119	26	21.8
Annual power	8,442	7,820	622	8.0		352	297	55	18.5
Other operating revenues (b)	—	—	—	—		(8)	(16)	8	(50.0)
Total	12,633	11,762	871	7.4%	(c)	$517	$423	$94	22.2%
(a)Revenues from steam sales are subject to a weather normalization clause, as a result of which, delivery revenues reflect normal weather conditions during the heating season.
(b)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(c)After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company's service area decreased 3.8 percent in the nine months ended September 30, 2025 compared with the 2024 period.

Operating revenues increased $94 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to increase in steam revenues under the company's steam rate plan ($43 million), higher fuel expenses ($38 million) and higher purchased power expenses ($8 million).

Purchased power expenses increased $8 million in the nine months ended September 30, 2025 compared with the 2024 period due to higher unit costs ($25 million), offset in part by lower purchased volumes ($17 million).

Fuel expenses increased $38 million in the nine months ended September 30, 2025 compared with the 2024 period due to higher unit costs ($52 million), offset in part by lower purchased volumes from CECONY’s steam generating facilities ($14 million).

Other operations and maintenance expenses increased $12 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to higher steam operations maintenance activities ($9 million), an increase in municipal infrastructure support ($5 million) and higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($4 million), offset in part by the impact of the May 2024 NYSPSC order denying CECONY's request to capitalize costs to implement its new customer billing and information system ($6 million).

Depreciation and amortization expenses increased $6 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to higher steam utility plant balances.

Taxes, other than income taxes increased $39 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to lower deferral of under-collected property taxes ($39 million).

Taxes, Other Than Income Taxes
At $2,717 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the nine months ended September 30, 2025. The principal components of, and variations in, taxes other than income taxes were:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2025		2024		Variation
Property taxes	$2,235		$2,071		$164
State and local taxes related to revenue receipts	345		329		16
Payroll taxes	77		71		6
Other taxes (b)	60		(99)		159
Total	$2,717	(a)	$2,372	(a)	$345
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2025 and 2024 were $3,342 million and $2,923 million, respectively.
(b)Including the deferral of over-collected property taxes in 2025 of $56 million and the deferral of under-collected property taxes in 2024 of $104 million, respectively.

Other Income (Deductions)
Other income increased $172 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to higher credits associated with components of pension and other postretirement benefits other than service cost ($154 million) and an increase in AFUDC ($23 million), offset in part by higher expenses resulting from investment performance in the deferred compensation plan ($7 million).

Net Interest Expense
Net interest expense increased $43 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to higher interest expense for long-term debt ($72 million), offset in part by lower other interest expense ($18 million) and a decrease in the carrying charges and interest on regulatory liability balances ($3 million).

Income Tax Expense
Income taxes increased $161 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to lower amortization of excess deferred federal income taxes ($119 million) and higher income before income tax expense ($92 million), offset in part by a higher benefit from the annual amortization of Metropolitan Transportation Authority (MTA) tax surcredit ($24 million) and higher write-offs of uncollectible accounts ($23 million).

O&R

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
(Millions of Dollars)	Electric	Gas	2025 Total	Electric	Gas	2024 Total	2025-2024 Variation
Operating revenues	$719	$240	$959	$662	$193	$855	$104
Purchased power	285	—	285	224	—	224	61
Gas purchased for resale	—	96	96	—	51	51	45
Other operations and maintenance	219	61	280	233	61	294	(14)
Depreciation and amortization	65	29	94	61	26	87	7
Taxes, other than income taxes	47	25	72	47	25	72	—
Operating income	$103	$29	$132	$97	$30	$127	$5

Electric
O&R’s results of electric operations for the nine months ended September 30, 2025 compared with the 2024 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2025	September 30, 2024	Variation
Operating revenues	$719	$662	$57
Purchased power	285	224	61
Other operations and maintenance	219	233	(14)
Depreciation and amortization	65	61	4
Taxes, other than income taxes	47	47	—
Electric operating income	$103	$97	$6

O&R’s electric sales and deliveries for the nine months ended September 30, 2025 compared with the 2024 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2025	September 30, 2024	Variation	Percent Variation		September 30, 2025	September 30, 2024	Variation	Percent Variation
Residential/Religious (b)	1,829	1,668	161	9.7%		$450	$365	$85	23.3%
Commercial/Industrial	837	730	107	14.7		160	131	29	22.1
Retail choice customers	1,686	1,938	(252)	(13.0)		125	157	(32)	(20.4)
Public authorities	88	86	2	2.3		11	9	2	22.2
Other operating revenues (c)	—	—	—	—		(27)	—	(27)	Large
Total	4,440	4,422	18	0.4%	(d)	$719	$662	$57	8.6%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 1.7 percent in the nine months ended September 30, 2025 compared with the 2024 period.

Operating revenues increased $57 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to higher purchased power expenses ($61 million), offset in part by lower revenues from the New York electric rate plan ($3 million).

Purchased power expenses increased $61 million in the nine months ended September 30, 2025 compared with the 2024 period due to unit costs ($41 million) and higher purchased volumes ($20 million).

Other operations and maintenance decreased $14 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to lower non-deferred storm costs ($11 million) and lower pension costs ($6 million).

Depreciation and amortization expenses increased $4 million in the nine months ended September 30, 2025 compared with the 2024 period due to higher electric utility plant balances.

Gas
O&R’s results of gas operations for the nine months ended September 30, 2025 compared with the 2024 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2025	September 30, 2024	Variation
Operating revenues	$240	$193	$47
Gas purchased for resale	96	51	45
Other operations and maintenance	61	61	—
Depreciation and amortization	29	26	3
Taxes, other than income taxes	25	25	—
Gas operating income	$29	$30	$(1)

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2025 compared with the 2024 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2025	September 30, 2024	Variation	Percent Variation		September 30, 2025	September 30, 2024	Variation	Percent Variation
Residential	9,727	8,620	1,107	12.8%		$172	$133	$39	29.3%
General	2,177	1,377	800	58.1		30	17	13	76.5
Firm transportation	3,826	3,869	(43)	(1.1)		30	29	1	3.4
Total firm sales and transportation	15,730	13,866	1,864	13.4	(b)	$232	$179	$53	29.6
Interruptible sales	2,755	1,411	1,344	95.3		5	5	—	—
Generation plants	2	4	(2)	(50.0)		—	1	(1)	Large
Other	524	49	475	Large		1	1	—	—
Other gas revenues	—	—	—	—		2	7	(5)	(71.4)
Total	19,011	15,330	3,681	24.0%		$240	$193	$47	24.4%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R's service area increased 3.5 percent in the nine months ended September 30, 2025 compared with the 2024 period.

Operating revenues increased $47 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to an increase in gas purchased for resale ($45 million) and higher revenues from the New York gas rate plan ($1 million).

Gas purchased for resale increased $45 million in the nine months ended September 30, 2025 compared with the 2024 period due to higher unit costs ($24 million) and higher purchased volumes ($21 million).

Depreciation and amortization expenses increased $3 million in the nine months ended September 30, 2025 compared with the 2024 period due to higher gas utility plant balances.

Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2025 compared with 2024 for the nine months ended September 30, 2025. The principal components of taxes, other than income taxes, were:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2025		2024		Variation
Property taxes	$53		$54		$(1)
State and local taxes related to revenue receipts	11		10		1
Payroll taxes	8		8		—
Total	$72	(a)	$72	(a)	$—
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2025 and 2024 were $100 million and $97 million, respectively.

Other Income (Deductions)
Other income increased $11 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to higher credits associated with components of pension and other postretirement benefits other than service cost ($10 million).

Con Edison Transmission
Income Tax Expense
Income taxes increased $7 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to higher income before income tax expense ($3 million) and the absence of flow through tax benefits in 2024 for plant related items ($5 million).

Other
Income Tax Expense
Income taxes increased $17 million in the nine months ended September 30, 2025 compared with the 2024 period primarily due to higher income before income tax expense ($12 million) and the absence of production tax credits in 2025 related to the Broken Bow II wind project ($6 million).

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

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	For the Nine Months Ended September 30,
	CECONY		O&R		Con Edison Transmission		Other (a)(b)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Operating activities	$3,111	$2,087	$204	$121	$33	$13	$(28)	$83	$3,320	$2,304
Investing activities	(3,497)	(3,642)	(297)	(226)	(36)	(23)	44	2	(3,786)	(3,889)
Financing activities	(829)	450	180	121	(5)	(2)	(31)	(77)	(685)	492
Net change for the period	(1,215)	(1,105)	87	16	(8)	(12)	(15)	8	(1,151)	(1,093)
Balance at beginning of period	1,254	1,138	38	23	23	25	18	9	1,333	1,195
Balance at end of period (c)	$39	$33	$125	$39	$15	$13	$3	$17	$182	$102
Less: Balance held for sale (d)	—	—	—	—	—	—	—	9	—	9
Balance at end of period excluding held for sale	$39	$33	$125	$39	$15	$13	$3	$8	$182	$93
(a) Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Third Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the Third Quarter Financial Statements.
(d) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note Q to the Third Quarter Financial Statements.

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

In general, the Utilities suspended service disconnections during the COVID-19 pandemic and have since resumed such activities in accordance with applicable law. At September 30, 2025, CECONY's and O&R's customer accounts receivables balances of $2,843 million and $121 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,511 million and $28 million, respectively. A continued increase in accounts receivable balances has impacted and is expected to continue to impact the Companies' liquidity. See “Aged Accounts Receivable Balances,” above.

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

Net cash flows from operating activities for the nine months ended September 30, 2025 for Con Edison were $1,016 million higher than in the 2024 period. The change in net cash flows for Con Edison primarily reflects:
•lower accounts receivable – customers, net of $333 million;
•a decrease in prepayments of $202 million;
•an increase in other current liabilities of $147 million;
•a decrease in taxes receivable of $144 million;
•an increase in accounts payable of $71 million; and
•lower net deferred charges, noncurrent assets, leases, net and other regulatory assets balances of $69 million.

Net cash flows from operating activities for the nine months ended September 30, 2025 for CECONY were $1,024 million higher than in the 2024 period. The change in net cash flows for CECONY primarily reflects:
•a decrease in accounts receivable from (to) affiliated companies of $656 million;
•lower accounts receivable – customers, net of $325 million; and
•an increase in accounts payable $92 million;
Offset in part by
•lower net deferred credits, noncurrent liabilities, leases, and other regulatory liabilities balances of ($30 million).

Cash Flows Used in Investing Activities
The following table summarizes key components of Con Edison’s investing cash flows.

	For the Nine Months Ended September 30,
(Millions of Dollars)	2025	2024	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(3,460)	$(3,533)	$73
Cost of removal less salvage	(335)	(335)	—
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	45	—	45
Other investing activities	(36)	(21)	(15)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(3,786)	$(3,889)	$103
Net cash flows used in investing activities for Con Edison were $103 million lower for the nine months ended September 30, 2025 compared with the 2024 period. The change for Con Edison primarily reflects:
•a decrease in utility capital expenditures of $73 million; and
•the proceeds from the sale of Broken Bow II, net of cash and cash equivalents sold in 2025 of $45 million.

The following table summarizes key components of CECONY’s investing cash flows.

	For the Nine Months Ended September 30,
(Millions of Dollars)	2025	2024	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(3,169)	$(3,312)	$143
Cost of removal less salvage	(328)	(330)	2
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(3,497)	$(3,642)	$145
Net cash flows used in investing activities for CECONY were $145 million lower for the nine months ended September 30, 2025 compared with the 2024 period. The change for CECONY primarily reflects:
•a decrease in utility capital expenditures of $143 million.

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

Cash Flows Used In Financing Activities
The following table summarizes key components of Con Edison’s financing cash flows.

	For the Nine Months Ended September 30,
(Millions of Dollars)	2025	2024	Variance
FINANCING ACTIVITIES
Net payment of short-term debt	$(1,618)	$(229)	$(1,389)
Issuance of long-term debt	250	1,525	$(1,275)
Borrowing under term loan	200	—	200
Debt issuance costs	(3)	(25)	22
Common stock dividends	(871)	(824)	(47)
Issuance of common shares - public offering	1,308	—	1,308
Issuance of common shares for stock plans	49	45	4
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	$(685)	$492	$(1,177)

Net cash flows used in financing activities for Con Edison were $1,177 million higher for the nine months ended September 30, 2025 compared with the 2024 period and reflect the following transactions:
•an increase in the net payment of short-term debt of $1,389 million;
Offset in part by
•an increase in the borrowing under term loan ($200 million).

The following table summarizes key components of CECONY’s financing cash flows.

	For the Nine Months Ended September 30,
(Millions of Dollars)	2025	2024	Variance
FINANCING ACTIVITIES
Net payment of short-term debt	$(1,450)	$(227)	$(1,223)
Issuance of long-term debt	—	1,400	$(1,400)
Borrowing under term loan	200	—	200
Debt issuance costs	(2)	(24)	22
Capital contribution by Con Edison	1,275	105	1,170
Dividend to Con Edison	(852)	(804)	(48)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	$(829)	$450	$(1,279)

Net cash flows used in financing activities for CECONY were $1,279 million higher for the nine months ended September 30, 2025 compared with the 2024 period and reflects the following transactions:
•an increase in the net payment of short-term debt of $1,223 million.

Cash flows from financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at September 30, 2025 and 2024 and the average daily balances for the nine months ended September 30, 2025 and 2024 for Con Edison and CECONY were as follows:

	2025		2024
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30,	Daily average	Outstanding at September 30,	Daily average
Con Edison	$552	$879	$2,059	$1,939
CECONY	$244	$484	$1,676	$1,487
Weighted average yield	4.3%	4.6%	5.1%	5.5%

Capital Requirements and Resources
Capital Requirements
The following table contains CECONY's updated capital requirements for 2028 through 2026:

(Millions of Dollars)	2028	2027	2026
CECONY (a)
Electric	$5,016	$4,850	$4,770
Gas	$1,065	$1,057	$1,094
(a) CECONY's capital expenditures include surcharge recovery programs that are not in base rates for CECONY of $304 million, $376 million and $216 million for 2028, 2027 and 2026, respectively.

Capital Resources
For each of the Companies, the common equity ratio at September 30, 2025 and December 31, 2024 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2025	December 31, 2024
Con Edison	49.2	47.1
CECONY	48.4	46.0

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at September 30, 2025 and December 31, 2024 are summarized as follows.

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
ASSETS
Current assets	$5,039	$6,298	$437	$385	$28	$26	$(44)	$(45)	$5,460	$6,664
Investments	753	684	22	23	454	419	—	—	1,229	1,126
Net plant	50,982	48,983	3,399	3,166	16	17	—	(1)	54,397	52,165
Other noncurrent assets	9,862	9,685	483	486	7	7	406	429	10,758	10,607
Total Assets	$66,636	$65,650	$4,341	$4,060	$505	$469	$362	$383	$71,844	$70,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,458	$5,559	$332	$467	$3	$7	$286	$400	$5,079	$6,433
Noncurrent liabilities	16,763	16,711	1,227	1,209	(51)	(65)	(251)	(339)	17,688	17,516
Long-term debt	23,418	23,409	1,491	1,242	—	—	—	—	24,909	24,651
Equity	21,997	19,971	1,291	1,142	553	527	327	322	24,168	21,962
Total Liabilities and Equity	$66,636	$65,650	$4,341	$4,060	$505	$469	$362	$383	$71,844	$70,562
(a) Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Third Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at September 30, 2025 were $1,259 million lower than at December 31, 2024. The change in current assets primarily reflects a decrease in cash and temporary cash investments ($1,215 million), accounts receivable from affiliated companies ($321 million), accrued unbilled revenue ($197 million) and a decrease in customer accounts receivable, net of allowance for uncollectible account ($99 million) (see "Aged Accounts Receivable Balances,” above), offset in part by higher prepayments ($668 million).

Investments at September 30, 2025 were $69 million higher than at December 31, 2024. The change in investments primarily reflects increases in supplemental retirement income plan assets ($64 million) and deferred income plan assets ($5 million). See Note E to the Third Quarter Financial Statements.

Net plant at September 30, 2025 was $1,999 million higher than at December 31, 2024. The change in net plant primarily reflects an increase in electric ($2,069 million), gas ($552 million), steam ($33 million) and general ($164 million) plant balances, offset in part by an increase in accumulated depreciation ($729 million) and a decrease in construction work in progress ($90 million).

Other noncurrent assets at September 30, 2025 were $177 million higher than at December 31, 2024. The change in other noncurrent assets primarily reflects an increase in customer account deferrals ($111 million) and energy efficiency and other clean energy programs ($79 million), offset in part by lower environmental investigation and remediation costs ($15 million). See Note B to the Third Quarter Financial Statements.

Current liabilities at September 30, 2025 were $1,101 million lower than at December 31, 2024. The change in current liabilities primarily reflects a decrease in notes payable ($1,450 million), offset in part by an increase in the borrowing under term loan ($200 million) and accrued interest ($133 million).

Equity at September 30, 2025 was $2,026 million higher than at December 31, 2024. The change in equity primarily reflects net income for the nine months ended September 30, 2025 ($1,606 million), capital contributions from Con Edison ($1,275 million) in 2025 and a change in stock awards ($5 million), offset in part by common stock dividends to Con Edison ($852 million) in 2025 and a decrease in other comprehensive income ($8 million).

O&R
Current assets at September 30, 2025 were $52 million higher than at December 31, 2024. The change in current assets primarily reflects an increase in cash and temporary cash investments ($86 million), offset in part by a decrease in regulatory assets ($27 million) and other current assets ($5 million).

Net plant at September 30, 2025 was $233 million higher than at December 31, 2024. The change in net plant primarily reflects an increase in electric ($111 million), gas ($61 million) and general ($7 million) plant balances and an increase in construction work in progress ($102 million), offset in part by an increase in accumulated depreciation ($48 million).

Current liabilities at September 30, 2025 were $135 million lower than at December 31, 2024. The change in current liabilities primarily reflects a decrease in notes payable ($128 million).

Other noncurrent liabilities at September 30, 2025 were $18 million higher than at December 31, 2024. The change in other noncurrent liabilities primarily reflects an increase in deferred income taxes and unamortized investment tax credits ($24 million), offset in part by a decrease in fair value of derivative liabilities ($5 million).

Long-term debt at September 30, 2025 was $249 million higher than at December 31, 2024. The change in long-term debt primarily reflects the 2025 issuance of debentures ($250 million). See "Liquidity and Capital Resources - Cash Flows Used in Financing Activities" above and Note C to the Third Quarter Financial Statements.

Equity at September 30, 2025 was $149 million higher than at December 31, 2024. The change in equity primarily reflects net income for the nine months ended September 30, 2025 ($94 million) and capital contributions from Con Edison ($110 million) in 2025, offset in part by common stock dividends to Con Edison ($51 million) in 2025 and a decrease in other comprehensive income ($4 million).

Con Edison Transmission
Investments at September 30, 2025 were $35 million higher than at December 31, 2024. The increase in investments primarily reflects additional investment in New York Transco ($38 million).

Other noncurrent liabilities at September 30, 2025 were $14 million higher than at December 31, 2024. The change in other noncurrent liabilities primarily reflects an increase in the accumulated deferred income taxes on earnings from investments in New York Transco and MVP ($12 million).

Equity at September 30, 2025 was $26 million higher than at December 31, 2024. The change in equity primarily reflects net income for the nine months ended September 30, 2025 ($31 million), offset in part by common stock dividends to Con Edison ($5 million).

Con Edison Transmission
The following table presents Con Edison Transmission's ownership interests in New York Transco's electric transmission projects.

	Ownership Interest	In-Service Date/Anticipated	Base Return on Common Equity (ROE)	Incentives	Effective Total ROE	Common Equity Ratio
Transmission Owner Transmission Solutions (TOTS) (a)	45.7%	2016	9.50%	0.50%	10%	53%
New York Energy Solution (NYES) (b)	45.7%	2023/2025	9.65%	0.50% - 1%	10.55%	53%
Propel NY Energy (c)	41.7% of New York Transco's Share	2030	10.30%	1%	11.3%	53%
(a)TOTS is a group of three electric power bulk transmission projects ($217 million total cost) constructed on the New York bulk transmission system to increase transfer capability between upstate and downstate New York. In October 2025, NY Transco entered into a settlement agreement, subject to approval by the FERC, that increases the base return on equity for TOTS from 9.50 percent to 9.99 percent and the common equity ratio used for ratemaking purposes from 53 percent to 54 percent, retroactive to March 12, 2025.
(b)The NYES project was constructed to relieve transmission congestion between upstate and downstate (estimated cost of approximately $800 million). In June 2024, construction of the Dover Station, an additional network upgrade to support the NYES project, resumed following the reissuance of its permits and is anticipated to be completed during the fourth quarter of 2025. The effective total ROE includes a 0.03 percent decrease as a result of cost sharing provisions. In October 2025, NY Transco entered into a settlement agreement, subject to approval by the FERC, that increases the base return on equity for the NYES project from 9.65 percent to 9.99 percent and the common equity ratio used for ratemaking purposes from 53 percent to 54 percent, retroactive to March 12, 2025.
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

Con Edison Transmission owns an interest of approximately 6.6 percent in MVP as of September 30, 2025. MVP is a joint venture among five partners, including Con Edison Transmission, that constructed and operates the Mountain Valley Pipeline, a 303-mile gas transmission project in West Virginia and Virginia that entered service in June 2024. In October 2025, the operator of the Mountain Valley Pipeline filed a petition with the FERC for approval of the expansion of the Mountain Valley Pipeline Mainline System (MVP Boost), a project expected to increase the capacity of the pipeline by 600 MDth/d by adding compression at three existing compressor stations in West Virginia and constructing a new compressor station in Virginia. MVP Boost is estimated to cost $468.4 million, with Con Edison Transmission’s 6.6 percent ownership interest estimated to be $31 million. Con Edison Transmission is considering strategic alternatives with respect to its investment in MVP.

In June 2024, construction of the Dover Station, an additional network upgrade to support the NYES project, resumed following the reissuance of its permits and is anticipated to be completed during the fourth quarter of 2025.

Environmental Matters
Clean Energy Future
In September 2025, the NYSPSC issued an order adopting a proactive planning framework for upgraded electric grid infrastructure for New York utilities, including CECONY and O&R. The order sets forth a framework to annually identify upgrades necessary to support building and transportation electrification, as well as distributed energy resources (DER). Although DER, including energy storage, has the ability to reduce load on the system, increased deployment of bidirectional DER may lead to DER hotspots that trigger system upgrades. The order directs New York utilities to incorporate both existing and forecasted quantities of DER into the load forecasts utilized in the proactive planning framework. The order also requires New York utilities to, among other things, file: a methodology document detailing areas of agreement and divergence in how they conduct load studies; a report that includes the next portfolio of proposed urgent projects; and an annual report explaining how load studies developed for proactive planning are integrated in the coordinated grid planning process cycles, sales forecasts, gas planning, and future rate cases.

In August 2025, the NYSPSC issued an order denying NYPA’s petition to designate the Clean Path New York transmission proposal as a priority transmission project under the Accelerated Renewables Act. The project was proposed to bring renewable energy to New York City by interconnecting to CECONY’s high-voltage transmission system.

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

In June 2025, the NYSPSC approved five of the nine urgent proactive planning projects proposed by CECONY in its November 2024 filing for grid upgrades needed to meet anticipated demand from transportation and building heating electrification. The total estimated capital costs for the five new urgent projects are $439.9 million. The NYSPSC indicated that the remaining urgent projects not approved may be pursued as part of a rate case, through the proactive planning framework study process discussed above, or through another relevant generic proceeding. All nine proposed projects were included in the CECONY 2025 rate filing.

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

Energy Affordability
In July 2025, the NYSPSC issued an order adopting an enhanced energy affordability policy, which will expand eligibility for New York utilities’ Energy Affordability Programs (EAP). These changes are expected to take effect in 2026. In an effort to address growing affordability concerns, the 2023-24 New York State budget tasked the NYSPSC with developing a discount program for residential electric and gas customers who do not qualify for the existing EAP but whose income is below the state or area median income to help additional households with energy bills. The order establishes three additional benefit tiers in a new Enhanced EAP (EEAP) alongside the current EAP and increases the total budget for these programs from 2 percent to 3 percent of each New York utility’s total annual revenue, with 0.5 percent set aside for the three new EEAP. The Utilities are required, among other things, to file cost recovery plans detailing the cost to implement the program, update EAP budgets accordingly, and track enrollment and participation in the EEAP over an initial two-year pilot period.

Electric Reliability Needs
CECONY and O&R monitor the adequacy of the electric capacity resources and related developments in their service areas and work with other parties on long-term resource adequacy and transmission security within the framework of the NYISO reliability planning process. In October 2025, the NYISO issued its 2025 Q3 Short-Term Assessment of Reliability (STAR) that identifies a bulk power system electric reliability need in New York City beginning in the summer of 2026 and continuing through 2030. The need is primarily driven by forecasted increases in peak demand, deactivation notices of existing generation on the Gowanus and Narrows barges and uncertainty as to whether or not certain planned projects are completed and energized within the forecasted time period (the Gowanus-Greenwood 345-138 kV feeder and the Champlain Hudson Power Express in May 2026, Empire Wind in July 2027 and Propel NY in May 2030). The NYISO is expected to issue a solicitation for both market-based and regulated solutions. CECONY, as the Responsible Transmission Owner, would propose a regulated backstop solution.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the capital expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at September 30, 2025, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $7 million and $6 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

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

Con Edison estimates that, as of September 30, 2025, a 10 percent decline in market prices would result in a decline in fair value of $162 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $148 million is for CECONY and $14 million is for O&R. As of September 30, 2024, Con Edison estimated that a 10 percent decline in market prices would result in a decline in fair value of $148 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $136 million is for CECONY and $12 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

The Companies’ current investment policy for pension plan assets includes investment targets of 26 to 30 percent equity securities, 42 to 60 percent debt securities and 14 to 30 percent alternatives. At September 30, 2025, the pension plan investments consisted of 27 percent equity securities, 50 percent debt securities and 23 percent alternatives.

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

Item 5: Other Information
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: November 6, 2025	By	/s/ Kirkland B. Andrews
Kirkland B. Andrews Senior Vice President, Chief Financial Officer and Duly Authorized Officer