Form 10-K
period 2025-12-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2026-02-19
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________
☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
Commission File Number 1-1217
Consolidated Edison Company of New York, Inc.
Exact name of registrant as specified in its charter
and principal office address and telephone number

New York	13-5009340
State of Incorporation	I.R.S. Employer ID. Number

4 Irving Place,
New York,	New York	10003

(212)	460-4600
 ___________________________________________________

CON EDISON ANNUAL REPORT 2025	1

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Consolidated Edison, Inc.,	ED	New York Stock Exchange
Common Shares ($.10 par value)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Consolidated Edison, Inc. (Con Edison)	Yes	☒	No	☐
Consolidated Edison Company of New York, Inc. (CECONY)	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Con Edison	Yes	☐	No	☒
CECONY	Yes	☐	No	☒
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

Con Edison	Yes	☒	No	☐
CECONY	Yes	☒	No	☐

2	CON EDISON ANNUAL REPORT 2025

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

The aggregate market value of the common equity of Con Edison held by non-affiliates of Con Edison, as of June 30, 2025, was approximately $36.2 billion.
As of January 31, 2026, Con Edison had outstanding 361,247,438 Common Shares ($.10 par value).
All of the outstanding common equity of CECONY is held by Con Edison.

Documents Incorporated By Reference
Portions of Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 18, 2026, to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2025, is incorporated in Part III of this report.
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

CON EDISON ANNUAL REPORT 2025	3

Glossary of Terms
The following is a glossary of abbreviations or acronyms that are used in the Companies' SEC reports:

Con Edison Companies
Con Edison	Consolidated Edison, Inc.
CECONY	Consolidated Edison Company of New York, Inc.
Clean Energy Businesses	Con Edison Clean Energy Businesses, Inc., a former subsidiary of Con Edison
Con Edison Transmission	Con Edison Transmission, Inc., together with its subsidiaries
O&R	Orange and Rockland Utilities, Inc.
RECO	Rockland Electric Company
The Companies	Con Edison and CECONY
The Utilities	CECONY and O&R

Regulatory Agencies, Government Agencies and Other Organizations
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSDEC	New York State Department of Environmental Conservation
NYSDPS	New York State Department of Public Service
NYSERDA	New York State Energy Research and Development Authority
NYSPSC	New York State Public Service Commission
NYSRC	New York State Reliability Council, LLC
PJM	PJM Interconnection LLC
SEC	U.S. Securities and Exchange Commission
TSA	Transportation Security Administration

Accounting
AFUDC	Allowance for funds used during construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles in the United States of America
HLBV	Hypothetical Liquidation at Book Value
OCI	Other Comprehensive Income
VIE	Variable Interest Entity

4	CON EDISON ANNUAL REPORT 2025

Environmental
CO2	Carbon dioxide
GHG	Greenhouse gases
MGP Sites	Manufactured gas plant sites
PCBs	Polychlorinated biphenyls
PRP	Potentially responsible party
RGGI	Regional Greenhouse Gas Initiative
Superfund	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state statutes

Units of Measure
Bcf	Billion cubic feet
Dt	Dekatherms
kV	Kilovolt
kWh	Kilowatt-hour
MDt	Thousand dekatherms
Mlb	Thousands of pounds
MMlb	Million pounds
MVA	Megavolt ampere
MW	Megawatt or thousand kilowatts
MWh	Megawatt hour

Other
AMI	Advanced Metering Infrastructure
CLCPA	Climate Leadership and Community Protection Act
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019 and any mutations or variants thereof
DER	Distributed energy resources
DG	Distributed generation
Fitch	Fitch Ratings
IRA	The federal Inflation Reduction Act, as enacted on August 16, 2022
LTIP	Long Term Incentive Plan
Moody’s	Moody’s Investors Service
OBBBA	The One Big Beautiful Bill Act, as enacted on July 4, 2025
S&P	S&P Global Ratings
TCJA	The federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017

CON EDISON ANNUAL REPORT 2025	5

6	CON EDISON ANNUAL REPORT 2025

CON EDISON ANNUAL REPORT 2025	7

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
•Orange & Rockland Utilities, Inc., which along with its New Jersey electric utility subsidiary, Rockland Electric Company (together referred to herein as O&R), provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York (O&R, together with CECONY referred to as the Utilities); and
•Con Edison Transmission, Inc., which through its subsidiaries, develops and invests in electric transmission projects and owns, through joint ventures, both electric and gas assets (Con Edison Transmission, Inc., together with its subsidiaries referred to as Con Edison Transmission).
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

Significant Developments and Outlook
•Con Edison reported 2025 net income for common stock of $2,023 million or $5.66 a share compared with $1,820 million or $5.26 a share in 2024. Adjusted earnings (non-GAAP) were $2,038 million or $5.70 a share in 2025 compared with $1,868 million or $5.40 a share in 2024. See “Results of Operations” in Item 7 and “Non-GAAP Financial Measures” below.
•In 2025, the Utilities invested $4,946 million to upgrade and reinforce their energy delivery systems and Con Edison Transmission invested $50 million primarily in electric transmission. For 2026, 2027, 2028, 2029 and 2030, the Utilities expect to invest $6,533 million, $6,592 million, $6,939 million, $8,524 million and $8,571 million, respectively, for their energy delivery systems and Con Edison Transmission expects to invest $62 million, $167 million, $213 million, $75 million and $17 million, respectively, in electric transmission. See "Capital Requirements and Resources - Capital Requirements" in Item 1.
•Con Edison plans to meet its capital requirements for 2026 through 2030 through internally-generated funds, the issuance of long-term debt through public and private offerings and the issuance of common equity through public offerings, including pursuant to an at-the-market equity program. See "Capital Requirements and Resources - Capital Requirements" in Item 1. Con Edison's plans include the issuance of up to $3,200 million of long-term debt in 2026 and up to $3,000 million of long-term debt in 2027, including for maturing securities, at CECONY and O&R (collectively, the Utilities) and approximately $9,900 million in aggregate of long-term debt, including for maturing securities, at the Utilities during 2028 through 2030. Con Edison plans to issue up to $1,100 million of common equity in 2026 in addition to equity issued under its dividend reinvestment, employee stock purchase and long term incentive plans. Con Edison also plans to issue common equity of approximately $1,200 million in 2027 and up to $3,300 million in aggregate during 2028 through 2030, in addition to equity issued under its dividend reinvestment, employee stock purchase and long term incentive plans. Con Edison's estimates of its capital requirements and related financing plans reflect information available and assumptions at the time the statements are made and include, among other things, the assumption that the Utilities' forecasted capital investments and financing plans through 2030 are approved by

8	CON EDISON ANNUAL REPORT 2025

the New York State Public Service Commission (NYSPSC). Actual developments and the timing and amount of funding may differ materially.

•CECONY forecasts an average annual increase in peak demand in its service area at design conditions over the next five years for electricity and gas to be approximately 0.7 percent and 0.2 percent, respectively, and an average annual decrease in steam peak demand in its service area at design weather conditions over the next five years to be approximately 0.9 percent. O&R forecasts an average annual increase in electric peak demand in its service area at design conditions over the next five years to be approximately 4.1 percent and an average annual increase in gas peak demand in its service area over the next five years at design conditions to be approximately 1.2 percent. See “The Utilities” in Item 1.

•Pursuant to their electric and gas rate plans, CECONY and O&R recorded $54 million ($40 million after-tax) and $1 million ($.7 million after-tax) of revenues for the year ended December 31, 2025, respectively, of earnings adjustment mechanisms and positive incentives, primarily reflecting the achievement of certain energy efficiency and vehicle electrification measures, as compared with $62 million ($46 million after-tax) and $4 million ($3 million after-tax) for CECONY and O&R, respectively, for the year ended December 31, 2024, and $43 million ($32 million after-tax) and $2 million ($1 million after-tax) for CECONY and O&R, respectively, for the year ended December 31, 2023. See "Rate Plans" in Note B to the financial statements in Item 8.

•In November 2025, CECONY filed a request with the NYSPSC for a steam rate increase of $66 million, effective November 1, 2026. The filing includes supplemental information regarding steam rate plans for November 2027 through October 2028 and November 2028 through October 2029, which the company is not requesting but would consider through settlement discussions. For purposes of illustration, rate increases of $50 million and $50 million effective November 2027 and 2028, respectively, were calculated based upon an assumed return on common equity of 9.9 percent and a common equity ratio of 48 percent. See "Current Rate Cases" in Note B to the financial statements in Item 8.

•In January 2026, the NYSPSC approved the November 2025 Joint Proposal for new electric and gas rate plans for CECONY for the three-year period January 2026 through December 2028. The electric rate plan provides for electric rate increases of $222 million, $473 million, and $329 million, effective January 2026, 2027, and 2028, respectively, that will be implemented on a shaped bill impact basis resulting in a consistent total bill impact of 2.80% each year with corresponding base rate increases of $234 million, $410 million and $421 million, respectively. The gas rate plan provides for rate changes of $(46) million, $170 million, and $93 million, effective January 2026, 2027, and 2028, respectively, that will be implemented on a shaped bill impact basis resulting in a consistent total bill impact of 2.01% each year with corresponding base rate increases of $28 million, $69 million and $70 million, respectively. Other major provisions include the continuation of the revenue decoupling mechanism for electric and gas services, the continuation of provision for recovery of cost of purchased power, gas, and fuel, and the continuation of earnings opportunities from Earnings Adjustment Mechanisms (EAM) for meeting energy efficiency goals and other potential incentives. See "Rate Plans" in Note B to the financial statements in Item 8. The gas rate plan also provides that $33.3 million in annual gas revenue requirement ($100 million in aggregate from 2026 through 2028) will be recovered through a rate adjustment mechanism that is subject to refund to customers relating to the NYSDPS's review of CECONY's gas main welds. See "Other Regulatory Matters" in Note B to the financial statements in Item 8.

•In January 2026, Con Edison Transmission completed the sale of approximately 40 percent of its approximately 6.6 percent interest in Mountain Valley Pipeline, LLC (MVP) to one of the founding members of MVP and expects to complete the sale of its remaining interest in MVP to another founding member during the first half of 2026 for total aggregate consideration of $357.5 million, subject to certain closing adjustments. See “Con Edison Transmission” in Item 1.

•Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye Storage Corporation (Honeoye). See “Con Edison Transmission” in Item 1.

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

CON EDISON ANNUAL REPORT 2025	9

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
The "About Us - Sustainability Report” section of Con Edison’s website includes “Powering a New Energy Future: Reliably, Sustainably, Collectively,” the company’s 2024 sustainability report.
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

10	CON EDISON ANNUAL REPORT 2025

(Millions of Dollars, except per share amounts)	2025	2024	2023
Reported net income for common stock – GAAP basis	$2,023	$1,820	$2,519

Loss (gain) and other impacts related to the sale of the Clean Energy Businesses (pre-tax) (a) (b)	—	63	(887)
Income taxes (c)	(1)	(13)	113
Loss (gain) and other impacts related to the sale of the Clean Energy Businesses (net of tax) (a) (b)	(1)	50	(774)
HLBV effects (pre-tax) (d)	(2)	4	11
Income taxes (e)	1	(1)	(3)
HLBV effects (net of tax) (d)	(1)	3	8
Net mark-to-market effects (pre-tax)	—	—	13
Income taxes (f)	—	—	(4)
Net mark-to-market effects (net of tax)	—	—	9
Accretion of the basis difference of Con Edison's equity investment in MVP (pre-tax) (g)	(12)	(6)	—
Income taxes (g)	3	1	—
Accretion of the basis difference of Con Edison's equity investment in MVP (net of tax) (g)	(9)	(5)	—
Transaction costs associated with the strategic alternatives review of Con Edison's equity investments in MVP and Honeoye (pre-tax)	17	—	—
Income taxes (h)	(5)	—	—
Transaction costs associated with the strategic alternatives review of Con Edison's equity investments in MVP and Honeoye (net of tax)	12	—	—
Remeasurement of deferred state income taxes related to the previously recorded impairment of MVP (net of federal income taxes) (i)	7	—	—
Impairment loss related to investment in Honeoye (pre-tax)	13	—	—
Income taxes (j)	(3)	—	—
Impairment loss related to investment in Honeoye (net of tax)	10	—	—
Gain on the sale of an interest in a solar electric production project (pre-tax)	(4)	—	—
Income taxes (k)	1	—	—
Gain on the sale of an interest in a solar electric production project (net of tax)	(3)	—	—

Adjusted earnings (Non-GAAP)	$2,038	$1,868	$1,762

Reported earnings per share – GAAP basis (basic)	$5.66	$5.26	$7.25

Loss (gain) and other impacts related to the sale of the Clean Energy Businesses (pre-tax) (a) (b)	—	0.18	(2.55)
Income taxes (c)	—	(0.04)	0.33
Loss (gain) and other impacts related to the sale of the Clean Energy Businesses (net of tax) (a) (b)	—	0.14	(2.22)
HLBV effects (pre-tax) (d)	—	0.01	0.02
Income taxes (e)	—	—	(0.01)
HLBV effects (net of tax) (d)	—	0.01	0.01
Net mark-to-market effects (pre-tax)	—	—	0.04
Income taxes (f)	—	—	(0.01)
Net mark-to-market effects	—	—	0.03
Accretion of the basis difference of Con Edison's equity investment in MVP (pre-tax) (g)	(0.04)	(0.01)	—
Income taxes (g)	0.01	—	—
Accretion of the basis difference of Con Edison's equity investment in MVP (net of tax) (g)	(0.03)	(0.01)	—
Transaction costs associated with the strategic alternatives review of Con Edison's equity investments in MVP and Honeoye (pre-tax)	0.04	—	—
Income taxes (h)	(0.01)	—	—
Transaction costs associated with the strategic alternatives review of Con Edison's equity investments in MVP and Honeoye (net of tax)	0.03	—	—
Remeasurement of deferred state income taxes related to the previously recorded impairment of MVP (net of federal income taxes) (i)	0.02	—	—
Impairment loss related to investment in Honeoye (pre-tax)	0.04	—	—
Income taxes (j)	(0.01)	—	—
Impairment loss related to investment in Honeoye (net of tax)	0.03	—	—
Gain on the sale of an interest in a solar electric production project (pre-tax)	(0.01)	—	—
Income taxes (k)	—	—	—
Gain on the sale of an interest in a solar electric production project (net of tax)	(0.01)	—	—

Adjusted earnings per share (Non-GAAP)	$5.70	$5.40	$5.07

CON EDISON ANNUAL REPORT 2025	11

a.On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X to the financial statements in Item 8.
b.The loss (gain) and other impacts related to the sale of all of the stock of the Clean Energy Businesses were adjusted during the year ended December 31, 2025 ($1 million) to reflect closing adjustments. The loss (gain) and other impacts related to the sale of all of the stock of the Clean Energy Businesses were adjusted during the year ended December 31, 2024 ($0.18 a share and $0.13 a share net of tax or $62 million and $46 million net of tax) to reflect closing adjustments. The gain and other impacts related to the sale of the Clean Energy Businesses for the year ended December 31, 2023 is comprised of the gain on the sale of the Clean Energy Businesses ($(2.49) a share and $(2.21) a share net of tax or $(865) million and $(767) million net of tax), transaction costs and other accruals ($0.05 a share and $0.04 a share net of tax or $19 million and $14 million net of tax) and the effects of ceasing to record depreciation and amortization expenses on the Clean Energy Businesses’ assets ($(0.11) a share and $(0.07) a share net of tax or $(41) million and $(28) million net of tax).
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
e.The amount of income taxes was calculated using a combined federal and state income tax rate of 24 percent and 25 percent, for the year ended December 31, 2024 and 2023, respectively.
f.The amount of income taxes was calculated using a combined federal and state income tax rate of 32 percent for the year ended December 31, 2023.
g.The amount of income taxes was calculated using a combined federal and state income tax rate of 22 percent for the year ended December 31, 2025 and 2024. See "Investments in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8.
h.The amount of income taxes was calculated using a combined federal and state income tax rate of 28 percent for the year ended December 31, 2025.
i.The remeasurement of deferred state income taxes due to changes in state apportionment on the previously recorded impairment of MVP net of accretion of the basis difference of Con Edison's equity investment in MVP, net of federal income taxes at 21% for the year ended December 31, 2025.
j.The amount of income taxes was calculated using a combined federal and state income tax rate of 26 percent for the year ended December 31, 2025.
k.The amount of income taxes was calculated using a combined federal and state income tax rate of 28 percent for the year ended December 31, 2025.

12	CON EDISON ANNUAL REPORT 2025

Item 1:    Business

CON EDISON ANNUAL REPORT 2025	13

Incorporation By Reference
Information in any item of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as “see” or “refer to” shall be deemed to incorporate into Item 1 at the place such term is used the information to which such reference is made.

14	CON EDISON ANNUAL REPORT 2025

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
•RECO
Con Edison’s principal business operations are those of CECONY, O&R and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission, through its subsidiaries, develops and invests in electric transmission projects and owns, through joint ventures, both electric and gas assets. See “Con Edison Transmission” in Item 1.

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

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 16,975 MMlb of steam annually to approximately 1,490 customers in parts of Manhattan.

CON EDISON ANNUAL REPORT 2025	15

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

Con Edison Transmission
Con Edison Transmission, through its subsidiaries, develops and invests in electric transmission projects and owns, through joint ventures, both electric and gas assets. See “Con Edison Transmission,” below.

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

New York Utility Industry
Restructuring in the 1990s
In the 1990s, the NYSPSC restructured the electric utility industry in the state. In accordance with NYSPSC orders, the Utilities sold all of their electric generating facilities other than those that also produce steam for CECONY’s steam business (see "Electric Operations – Electric Facilities," below) and provided all of their customers the choice to buy electricity or gas from the Utilities or other suppliers (see "Electric Operations – Electric Sales and Deliveries" and "Gas Operations – Gas Sales and Deliveries," below). In 2025, 56 percent of the electricity and 33 percent of the gas CECONY delivered to its customers, and 39 percent of the electricity and 20 percent of the gas O&R delivered to its customers, was purchased by the customers from other suppliers. In addition, the Utilities no longer control or operate their bulk power electric transmission facilities. See “New York Independent System Operator (NYISO),” below.
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

16	CON EDISON ANNUAL REPORT 2025

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

Liability for Service Interruptions
The tariff provisions under which CECONY provides electric, gas and steam service, and O&R provides electric and gas service, limit each company’s liability to pay for damages resulting from service interruptions due to circumstances resulting from its gross negligence or willful misconduct. Under RECO's tariff provisions for electric service, the company is not liable for interruptions that are due to causes beyond its control.
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

CON EDISON ANNUAL REPORT 2025	17

compensate customers for certain other service outages resulting from malfunctions in the company’s lines and cable of 33 Kilovolt (kV) or less or associated equipment, including, for residential customers, up to $655 for food spoilage and actual losses for prescription medicine losses, and for all other customers, up to $12,900 for losses of perishable merchandise.
Each New York electric utility is required to submit to the NYSPSC annually an emergency response plan for the reasonably prompt restoration of service in the case of widespread outages in the utility’s service territory due to storms or other events beyond the control of the utility. If, after evidentiary hearings or other investigatory proceedings, the NYSPSC finds that the utility failed to reasonably implement its plan during an event, the NYSPSC may impose penalties or deny recovery of any part of the service restoration costs caused by such failure. In March 2025, the NYSPSC approved CECONY’s and O&R's emergency response plans. In December 2025, CECONY and O&R each submitted updated emergency response plans for 2026.

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

Federal Regulation
During 2025, a series of executive orders, memoranda and proclamations were issued (collectively, Federal Actions) designed to address areas such as tariffs on imports, environmental and energy regulations, domestic energy production, and retention of domestic generation resources, among other things.

Many of the executive orders imposing tariffs on imports have been modified, stayed, or are the subject of litigation. Although these tariffs have not had a significant impact on the Companies' operations or financial condition to date, the cost of materials have increased during 2025 across various supply chain contract portfolios. If the tariffs remain in place, the cost of materials is anticipated to continue to increase and also may lead to supply chain disruptions. The Companies continue to monitor these developments closely to assess any potential additional impact on the Companies. The situation remains fluid and is subject to rapid change. The Companies are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may result from the Federal Actions.

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

18	CON EDISON ANNUAL REPORT 2025

New York Independent System Operator (NYISO)
The NYISO is a not-for-profit organization that controls and directs the operation of most of the electric transmission facilities in New York State, including those of the Utilities, as an integrated system. It also administers wholesale markets for electricity in New York State and facilitates the construction of new transmission it considers necessary to meet identified reliability, economic or public policy needs. The New York State Reliability Council (NYSRC) promulgates reliability standards subject to FERC oversight, and the NYISO has agreed to comply with those standards. Pursuant to a requirement that is set annually by the NYSRC, the NYISO requires that entities supplying electricity to customers in New York State have generating capacity (owned, procured through the NYISO capacity markets or contracted for) in an amount equal to the peak demand of their customers plus the applicable reserve margin. In addition, the NYISO has determined that entities that serve customers in New York City must procure sufficient capacity from resources that are electrically located in New York City to cover a substantial percentage of the peak demands of their New York City customers. The NYISO also requires entities that serve customers in the Lower Hudson Valley and New York City customers that are served through the Lower Hudson Valley to procure sufficient capacity from resources electrically located in the Lower Hudson Valley. These requirements apply both to regulated utilities such as CECONY and O&R for the customers they supply under regulated tariffs and to other load serving entities that supply customers on market terms. See “CECONY – Electric Operations – Electric Supply,” "CECONY – Electric Operations – Electric Reliability Needs" and “O&R – Electric Operations – Electric Supply,” below.

Cyber Regulation
The Companies are subject to cyber regulation by federal agencies, including FERC, the Transportation Security Agency and the Cybersecurity and Infrastructure Security Agency. The Utilities are subject to cyber regulation by the NYSPSC, that under the New York Public Service Law, is authorized to evaluate annually the utility’s customer privacy protections, including, but not limited to, customer electric and gas consumption data, and protection of critical energy infrastructure. In March 2023, the New York State legislature amended the New York State Public Service Law, directing the NYSPSC to develop rules to direct electric and gas utilities to, among other things, (i) protect customer privacy, including customer consumption data, from unauthorized disclosure; (ii) develop and implement tools to monitor operational control networks to detect unauthorized network behavior; and (iii) mandate that utilities’ emergency response plans include cyberattack response plans. In December 2024, the NYSPSC and the NYSDPS prepared a report on their review of New York gas and electric utilities’ compliance with the New York Public Service Law referenced above and their cybersecurity posture for operational and informational technology systems that manage operations and hold private customer data. The NYSPSC recommended adoption of specific cybersecurity regulations to enhance and codify standards and practices in these areas, which will be developed and implemented pursuant to a separate proceeding. O&R’s subsidiary, RECO, is subject to cyber regulation by the NJBPU. See “The Companies Are Extensively Regulated And May Be Subject To Penalties” and "A Cyber Attack Could Adversely Affect the Companies" in Item 1A and Item 1C: Cybersecurity.

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

CON EDISON ANNUAL REPORT 2025	19

Technology	CECONY					O&R
Total MW, except project number	2025	2024	2023	2022	2021	2025	2024	2023	2022	2021
Internal-combustion engines	184	175	160	157	155	3	3	3	3	3
Photovoltaic solar	785	680	579	487	398	323	283	243	213	183
Battery energy storage	116	90	47	25	18	51	49	36	25	11
Gas turbines	61	61	61	61	61	20	20	20	20	20
Micro turbines	26	25	24	24	23	1	1	1	1	1
Fuel cells	49	47	46	45	30	—	—	—	—	—
Steam turbines	6	6	6	6	6	—	—	—	—	—
Landfill	—	—	—	—	—	2	2	2	2	2
Total distribution-level DG	1,227	1,085	924	805	692	400	358	305	264	220
Number of DG projects	87,032	75,868	65,311	53,147	43,512	17,248	15,848	14,200	12,447	10,911

The Utilities do not consider it reasonably likely that another company would be authorized to provide utility delivery service of electricity, gas or steam where the Utilities already provide service. Any such other company would need to obtain NYSPSC consent, satisfy applicable local requirements, install facilities to provide the service, meet applicable services standards and charge customers comparable taxes and other fees and costs imposed on the service. A new delivery company would also be subject to extensive ongoing regulation by the NYSPSC. See “Utility Regulation – State Utility Regulation – Regulators,” above, "The Companies Are Extensively Regulated And May Be Subject To Substantial Penalties" in Item 1A and “Other Regulatory Matters” in Note B to the financial statements in Item 8. Con Edison Transmission develops and invests in electric transmission projects, the current and prospective customers of which may have competitive alternatives, and owns, through joint ventures, both electric and gas assets. See "Con Edison Transmission," below.

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

Electric Operations
Electric Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $25,214 million and $23,770 million at December 31, 2025 and 2024, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $5,223 million and $4,703 million at December 31, 2025 and 2024, respectively, and for its portion of the steam-electric generation facilities, the costs for utility plant, net of accumulated depreciation, were $597 million and $577 million, at December 31, 2025 and 2024, respectively. See "CECONY – Steam Operations – Steam Facilities," below.

Distribution Facilities
CECONY owns 63 area distribution substations and various distribution facilities located throughout New York City and Westchester County. At December 31, 2025, the company’s distribution system had a transformer capacity of 33,020 MVA, with 38,219 miles of overhead distribution lines and 100,371 miles of underground distribution lines. The underground distribution lines represent the single longest underground electric delivery system in the United States.

20	CON EDISON ANNUAL REPORT 2025

Transmission Facilities
CECONY’s transmission facilities are located in New York City and Westchester, Orange, Rockland, Putnam and Dutchess counties in New York State. At December 31, 2025, the company owned or jointly owned 490 miles of overhead circuits operating at 138, 230, 345 and 500 kV and 770 miles of underground circuits operating at 69, 138 and 345 kV. The company’s 40 transmission substations and 63 area stations are supplied by circuits operated at 69 kV and above. CECONY’s transmission facilities interconnect with those of National Grid, Central Hudson Gas & Electric Corporation, O&R, New York State Electric & Gas, Eversource Energy, Long Island Power Authority, NYPA, New York Transco and Public Service Electric and Gas Company.

Generating Facilities
CECONY’s electric generating facilities consist of plants located in Manhattan whose primary purpose is to produce steam for the company's steam business and also co-produce electricity. The facilities have a combined electric nameplate capacity of approximately 726 MW. The company expects to have sufficient amounts of gas and fuel oil available in 2026 for use in these facilities.

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

	Year Ended December 31,
	2025	2024	2023	2022	2021
Electric Energy Delivered (millions of kWh)
CECONY full service customers	23,457	22,272	22,657	22,547	20,710
Delivery service for retail choice customers	20,785	20,715	20,315	21,116	21,549
Delivery service to NYPA customers and others	9,556	9,440	9,284	9,357	9,069
Total Deliveries in Franchise Area	53,798	52,427	52,256	53,020	51,328
Electric Energy Delivered ($ in millions)
CECONY full service customers	$7,908	$7,178	$6,305	$6,192	$5,299
Delivery service for retail choice customers	2,777	2,697	2,394	2,526	2,613
Delivery service to NYPA customers and others	889	849	758	715	683
Other operating revenues	96	(7)	621	318	211
Total Deliveries in Franchise Area	$11,670	$10,717	$10,078	$9,751	$8,806
Average Revenue per kWh Sold (Cents)
Residential	¢36.70	¢35.70	¢30.10	¢28.80	¢27.30
Commercial and industrial	¢30.30	¢28.30	¢25.40	¢26.00	¢23.50
For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2025	21

Electric Peak Demand
The electric peak demand in CECONY’s service area typically occurs during the summer air conditioning season. CECONY’s 2025 service area actual hourly peak demand was 12,530 MW, which occurred on June 25, 2025. At “design weather conditions,” electric peak demand in CECONY’s service area would have been approximately 12,600 MW. Design weather conditions for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, design weather conditions do not include these programs' potential impact. However, the CECONY forecasted hourly peak demand at design weather conditions does include the impact of certain demand reduction programs. The company estimates that, under design weather conditions, the 2026 service area hourly peak demand will be 12,690 MW. As of January 2026, the company forecasts an average annual increase in hourly electric peak demand in its service area at design weather conditions over the next five years to be approximately 0.7 percent per year. The five-year forecast in peak demand is used by the company for electric supply and capital expenditures planning purposes.

Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2025 was purchased through the wholesale electricity market administered by the NYISO. The company expects that resources will again be adequate to meet the requirements of its customers in 2026. See "Electric Reliability Needs," below. The company plans to meet its continuing obligation to supply electricity to its full-service customers through a combination of electricity purchased under contract, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities. For information about the company’s contracts for electric generating capacity, see Notes I and Q to the financial statements in Item 8. To reduce the volatility of its full-service customers’ electric energy costs, the company enters into derivative transactions to hedge the costs of a portion of its expected purchases through the NYISO’s wholesale electricity market.
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

In October 2025, the NYISO issued its 2025 Q3 Short-Term Assessment of Reliability (STAR) that identifies a bulk power system electric reliability need in New York City beginning in the summer of 2026 and continuing through 2030. See "Electric Supply" above. The need is primarily driven by forecasted increases in peak demand, deactivation notices of existing generation on the Gowanus and Narrows barges and the uncertainty as to whether certain planned projects will be completed and energized within the forecasted time period (the Gowanus-Greenwood 345-138 kV feeder and the Champlain Hudson Power Express transmission line in May 2026, Empire Wind 1 in July 2027 and Propel NY in May 2030). In its 2025 Q4 STAR report issued in January 2026, the NYISO observed that the scope, scale, and nature of the forecasted reliability need remains unchanged. NYISO previously solicited both market-based and regulated solutions which remain under evaluation by the NYISO.

In December 2025, CECONY issued its preliminary 2025 Local Transmission Plan (LTP), which projected reliability needs in New York driven by increasing load demand, cumulative generator retirements without incremental new generation resources, and reliability design criteria updates. Following CECONY’s preliminary 2025 LTP, the NYSPSC issued an order directing CECONY to develop a reliability contingency plan by June 2026 to address projected reliability needs in New York City.

In January 2026, pursuant to the NYSPSC order, CECONY filed its updated projection of reliability needs in New York City of 125 MW beginning in 2032 and increasing to 750 MW by 2036. Additionally, CECONY issued a Request for Information (RFI) to engage with stakeholders for the submission of feasible, effective, timely and cost-effective options to meet these needs. The RFI will be used to inform CECONY's New York City reliability contingency plan.

22	CON EDISON ANNUAL REPORT 2025

Gas Operations
Gas Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for gas facilities, which are primarily distribution facilities, were $12,629 million and $11,830 million at December 31, 2025 and 2024, respectively.

Natural gas is delivered by interstate pipelines to CECONY at various points in or near its service territory and is distributed to customers by the company through an estimated 4,374 miles of mains and 379,939 service lines. The company owns a natural gas liquefaction facility and storage tank at its Astoria property in Queens, New York with a capacity of approximately 1 Bcf. The company has a contract for approximately 1.2 Bcf of additional natural gas storage capacity at a field in upstate New York, owned and operated by Honeoye, a corporation 71.2 percent owned by Con Edison Transmission and 28.8 percent owned by CECONY. Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye.

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

	Year Ended December 31,
	2025	2024	2023	2022	2021
Gas Delivered (MDt)
Firm sales
Full service	89,529	74,503	77,525	85,246	81,637
Firm transportation	79,874	71,521	72,740	75,172	76,765
Total Firm Sales	169,403	146,024	150,265	160,418	158,402
Interruptible sales (a)	3,574	2,959	7,892	6,098	5,927
Total Gas Delivered to CECONY Customers	172,977	148,983	158,157	166,516	164,329
Transportation of customer-owned gas
NYPA	40,877	56,291	53,541	45,085	43,094
Other (mainly generating plants and interruptible transportation)	85,138	79,930	80,378	72,448	67,871
Off-system sales	12	12	12	12	12
Total Sales	299,004	285,216	292,088	284,061	275,306
Gas Delivered ($ in millions)
Firm sales
Full service	$2,171	$1,788	$1,791	$1,850	$1,473
Firm transportation	965	914	853	798	704
Total Firm Sales	3,136	2,702	2,644	2,648	2,177
Interruptible sales	28	28	49	51	29
Total Gas Delivered to CECONY Customers	3,164	2,730	2,693	2,699	2,206
Transportation of customer-owned gas
NYPA	2	2	2	2	2
Other (mainly generating plants and interruptible transportation)	62	60	58	64	59
Other operating revenues (mainly regulatory amortizations)	50	42	76	159	111
Total Sales	$3,278	$2,834	$2,829	$2,924	$2,378
Average Revenue per Dt Sold
Residential	$25.99	$25.93	$26.63	$24.67	$20.71
General	$21.83	$21.18	$18.03	$17.17	$13.67
(a) Includes 2,574, 2,015 and 1,920 MDt for 2023, 2022 and 2021, respectively, which are also reflected in delivery service for firm retail choice customers and other.

For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2025	23

Gas Peak Demand
The gas actual peak day demand for firm gas customers in CECONY’s service area occurs during the winter heating season and during the winter of 2025/2026 (through January 31, 2026) occurred on January 30, 2026 when the firm gas customers' demand reached approximately 1,310 MDt. “Design weather conditions” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2026/2027 service area peak day demand for firm gas customers will be 1,648 MDt. The forecasted peak day demand for firm gas customers at design conditions does not include gas used by interruptible gas customers including electric and steam generating stations. As of January 2026, the company forecasts an average annual increase of the gas peak day demand for firm gas customers over the next five years at design conditions of approximately 0.2 percent in its service area. The five-year forecast in peak demand is used by the company for gas supply and capital expenditures planning purposes.

Gas Supply
CECONY and O&R have combined their gas requirements, and contracts to meet those requirements, into a single portfolio. The combined portfolio is administered by, and related management services are provided by, CECONY (for itself and as an agent for O&R) and costs are allocated between the Utilities in accordance with provisions approved by the NYSPSC. See Note U to the financial statements in Item 8.
Charges from suppliers for the firm purchase of gas, which are based on formulas or indexes or are subject to negotiation, are generally designed to approximate market prices. The Utilities have contracts with interstate pipeline companies for the purchase of firm transportation from upstream points where gas has been purchased to the Utilities’ distribution systems, and for upstream storage services. Charges under these transportation and storage contracts are approved by the FERC. The Utilities are required to pay certain fixed charges under the supply, transportation and storage contracts whether or not the contracted capacity is actually used. These fixed charges amounted to approximately $580.3 million in 2025, including $509.4 million for CECONY. At December 31, 2025, the contracts were for various terms extending to 2027 for supply and 2047 for transportation and storage. During 2025, no new transportation contracts were entered into by CECONY or O&R. In addition, the Utilities purchase gas on the spot market and contract for interruptible gas transportation. See “Contractual Obligations,” below and “Recoverable Energy Costs” in Note A, Note Q and Note U to the financial statements in Item 8.

Steam Operations
Steam Facilities
CECONY’s capitalized costs for utility plant, net of accumulated depreciation, for steam facilities, including steam's portion of the steam-electric generation facilities, were $2,009 million and $2,006 million at December 31, 2025 and 2024, respectively. See "CECONY – Electric Operations – Electric Facilities," above.
CECONY generates steam at one steam-electric generating station and four steam-only generating stations and distributes steam to its customers through approximately 106 miles of transmission, distribution and service piping.

24	CON EDISON ANNUAL REPORT 2025

Steam Sales and Deliveries
CECONY’s steam sales and deliveries for the last five years were:

	Year Ended December 31,
	2025	2024	2023	2022	2021
Steam Sold (MMlb)
General	502	428	428	513	504
Apartment house	5,303	4,880	4,657	5,122	5,013
Annual power	11,170	10,186	10,359	11,792	11,367
Total Steam Delivered to CECONY Customers	16,975	15,494	15,444	17,427	16,884
Steam Sold ($ in millions)
General	$36	$31	$25	$27	$25
Apartment house	199	162	150	155	137
Annual power	470	395	363	391	340
Other operating revenues	(2)	(10)	31	20	30
Total Steam Delivered to CECONY Customers	$703	$578	$569	$593	$532
Average Revenue per Mlb Sold	$41.53	$37.95	$34.84	$32.88	$29.73
For further discussion of the company’s steam operating revenues and its steam results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Steam Peak Demand and Capacity
The steam actual hourly peak demand in CECONY’s service area occurs during the winter heating season and during the winter of 2025/2026 (through January 31, 2026) occurred on January 30, 2026 when the actual hourly demand reached approximately 7.01 MMlb per hour. “Design weather conditions” for the steam system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. The company’s estimate for the winter of 2026/2027 hourly peak demand of its steam customers is about 7.3 MMlb per hour under design weather conditions. As of January 2026, the company forecasts an average annual decrease in steam hourly peak demand in its service area at design weather conditions over the next five years to be approximately 0.9 percent. The five-year forecast in peak demand is used by the company for steam supply and capital expenditures planning purposes.
On December 31, 2025, the steam system was capable of delivering approximately 11.2 MMlb of steam per hour, and CECONY estimates that the system will maintain the same capability throughout the 2026/2027 winter.

Steam Supply
40 percent of the steam produced by CECONY in 2025 was supplied by the company’s steam-only generating assets; 42 percent was produced by the company’s steam-electric generating assets, where steam and electricity are primarily cogenerated; and 18 percent was purchased under an agreement with Brooklyn Navy Yard Cogeneration Partners L.P.

O&R
Electric Operations
Electric Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation, for distribution facilities were $1,482 million and $1,359 million at December 31, 2025 and 2024, respectively. For its transmission facilities, the costs for utility plant, net of accumulated depreciation, were $377 million and $369 million at December 31, 2025 and 2024, respectively.
O&R and RECO own, in whole or in part, transmission and distribution facilities which include 552 circuit miles of transmission lines, 16 transmission substations, 63 distribution substations, 89,675 in-service line transformers, 3,764 pole miles of overhead distribution lines and 2,417 miles of underground distribution lines. O&R’s transmission system is part of the NYISO system except that portions of RECO’s system are located within the transmission area controlled by PJM.

Electric Sales and Deliveries
O&R delivers electricity to its full-service customers who purchase electricity from the company. Under the company's retail choice program, O&R also delivers electricity to its customers who purchase electricity from load serving entities.

CON EDISON ANNUAL REPORT 2025	25

The company charges all customers in its service area for the delivery of electricity. O&R generally recovers, on a current basis, the cost of the electricity that it buys and then sells to its full-service customers. It does not make any margin or profit on the electricity it sells. O&R’s New York electric revenues (which accounted for 76.66 percent of O&R’s electric revenues in 2025) are subject to a revenue decoupling mechanism. As a result, O&R’s New York electric delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. Effective July 2021, the majority of O&R’s electric distribution revenues in New Jersey are subject to a conservation incentive program, as a result of which distribution revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. O&R’s electric transmission revenues in New Jersey are not subject to a conservation incentive program, and as a result, changes in such volumes do impact revenues. O&R’s electric sales and deliveries for the last five years were:

	Year Ended December 31,
	2025	2024	2023	2022	2021
Electric Energy Delivered (millions of kWh)
Total deliveries to O&R full service customers	3,541	3,212	2,988	2,973	2,702
Delivery service for retail choice customers	2,234	2,522	2,397	2,580	2,839
Total Deliveries in Franchise Area	5,775	5,734	5,385	5,553	5,541
Electric Energy Delivered ($ in millions)
Total deliveries to O&R full service customers	$809	$653	$578	$576	$453
Delivery service for retail choice customers	159	198	172	198	223
Other operating revenues	(34)	1	9	(1)	5
Total Deliveries in Franchise Area	$934	$852	$759	$773	$681
Average Revenue Per kWh Sold (Cents)
Residential	¢25.30	¢22.20	¢21.90	¢21.50	¢19.00
Commercial and Industrial	¢18.80	¢17.30	¢15.30	¢15.60	¢13.00

For further discussion of the company’s electric operating revenues and its electric results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Electric Peak Demand
The electric peak demand in O&R’s service area typically occurs during the summer air conditioning season. O&R’s 2025 service area actual hourly peak demand was 1,553 MW, which occurred on June 23, 2025. At “design weather conditions,” electric peak demand in O&R’s service area would have been approximately 1,526 MW. Design weather conditions for the electric system is a standard to which the actual hourly peak demand is adjusted for evaluation and planning purposes. Since NYISO-invoked demand reduction programs can only be called upon under specific circumstances, design weather conditions do not include these programs' potential impact. However, the O&R forecasted hourly peak demand at design conditions does include the impact of certain demand reduction programs. The company estimates that, under design weather conditions, the 2026 service area peak demand will be 1,600 MW. As of January 2026, the company forecasts an average annual increase in hourly electric peak demand in its service area at design conditions over the next five years to be approximately 4.1 percent primarily due to anticipated load growth from commercial customers, including data centers, and electric vehicles, offset in part by energy efficiency programs. The five-year forecast in peak demand is used by the company for electric supply and capital expenditures planning purposes.

Electric Supply
The electricity O&R sold to its full-service customers in 2025 was purchased under firm power contracts or through the wholesale electricity market. The company expects that these resources will again be adequate to meet the requirements of its customers in 2026. O&R does not own any electric generating capacity. The company plans to meet its continuing obligation to supply electricity to its customers through a combination of electricity purchased under contracts or purchased through the wholesale electricity market. To reduce the volatility of its customers’ electric energy costs, the company has contracts to purchase electric energy and enters into derivative transactions to hedge the costs of a portion of its expected purchases. For information about the company’s contracts, see Note Q to the financial statements in Item 8.
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

26	CON EDISON ANNUAL REPORT 2025

Gas Operations
Gas Facilities
O&R’s capitalized costs for utility plant, net of accumulated depreciation for gas facilities, which are primarily distribution facilities, were $927 million and $873 million at December 31, 2025 and 2024, respectively. Natural gas is delivered by pipeline to O&R at various points in or near its service territory and is distributed to customers by the company through an estimated 1,902 miles of mains and 107,866 service lines.

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

	Year Ended December 31,
	2025	2024	2023	2022	2021
Gas Delivered (MDt)
Firm sales
Full service	16,558	12,516	14,357	15,353	13,998
Firm transportation	5,300	4,623	5,055	6,396	7,584
Total Firm Sales	21,858	17,139	19,412	21,749	21,582
Interruptible sales	3,630	3,712	3,301	3,911	3,821
Total Gas Delivered to O&R Customers	25,488	20,851	22,713	25,660	25,403
Transportation of customer-owned gas
Sales for resale	790	710	672	673	468
Sales to electric generating stations	2	10	4	10	26
Off-system sales	164	109	20	73	81
Total Sales	26,444	21,680	23,409	26,416	25,978

	Year Ended December 31,
	2025	2024	2023	2022	2021
Gas Delivered ($ in millions)
Firm sales
Full service	$277	$187	$230	$245	$190
Firm transportation	41	34	38	45	55
Total Firm Sales	318	221	268	290	245
Interruptible Sales	7	7	6	6	6
Total Gas Delivered to O&R Customers	325	228	274	296	251
Transportation of customer-owned gas
Other operating revenues	6	45	23	16	9
Total Sales	$331	$273	$297	$312	$260
Average Revenue Per Dt Sold
Residential	$17.43	$15.44	$16.90	$16.49	$14.09
General	$13.43	$11.73	$12.64	$13.62	$11.24
For further discussion of the company’s gas operating revenues and its gas results, see “Results of Operations” in Item 7. For additional segment information, see Note P to the financial statements in Item 8.

Gas Peak Demand
The gas actual peak day demand for firm sales customers in O&R’s service area occurs during the winter heating season and during the winter of 2025/2026 (through January 31, 2026) occurred on January 24, 2026 when the firm sales customers' demand reached approximately 188 MDt. “Design weather conditions” for the gas system is a standard to which the actual peak demand is adjusted for evaluation and planning purposes. The company estimates that, under design weather conditions, the 2026/2027 service area peak day demand for firm sales customers will be 247 MDt. The forecasted peak day demand at design conditions does not include gas used by interruptible gas customers including electric generating stations. As of January 2026, the company forecasts an average annual increase of the gas peak day demand for firm gas customers over the next five years at design

CON EDISON ANNUAL REPORT 2025	27

conditions of approximately 1.2 percent primarily due to an anticipated increase in the number of firm gas customers within the next five years. The five-year forecast in peak demand is used by the company for gas supply and capital expenditures planning purposes.

Gas Supply
O&R and CECONY have combined their gas requirements and purchase contracts to meet those requirements into a single portfolio. See “CECONY – Gas Operations – Gas Supply” above.

Con Edison Transmission
Con Edison Transmission, through its subsidiaries, develops and invests in electric transmission projects and owns, through joint ventures, both electric and gas assets.

Electric

The following table presents Con Edison Transmission’s ownership interests in New York Transco’s electric transmission projects.

	Ownership Interest	In-Service Date/Anticipated	Base Return on Common Equity plus incentive Return on Equity (ROE)	Common Equity Ratio
Transmission Owner Transmission Solutions (TOTS) (a)	45.7%	2016	9.99% plus 0.50% = 10.49%	53%
New York Energy Solution (NYES) (b)	45.7%	2023/2025	9.99% plus 0.50% to 1.00% = 10.49% to 10.89% (c)	53%
Propel NY Energy (d)	41.7% of New York Transco's share	2030	10.3% plus 1% = 11.3%	53%
(a)TOTS is a group of three electric power bulk transmission projects ($217 million total cost) constructed on the New York bulk transmission system to increase transfer capability between upstate and downstate New York. In December 2025, the FERC approved a settlement agreement that provides a base ROE of 9.99 percent and allows the use of a 54% common equity ratio to calculate the revenue requirement.
(b)The NYES project was constructed to relieve transmission congestion between upstate and downstate (estimated cost of approximately $800 million). Construction of the Dover Station, an additional network upgrade to support the NYES project, was completed during the fourth quarter of 2025. In December 2025, the FERC approved a settlement agreement that provides a base ROE of 9.99 percent and allows the use of a 54% common equity ratio to calculate the revenue requirement.
(c)Includes a cost containment reduction.
(d)Propel NY Energy, a project that is under development jointly with the NYPA, is a 90-mile electric transmission project that is expected to increase high voltage transmission connections between Long Island and the rest of New York State. New York Transco’s share of the estimated cost of the Propel NY Energy project is $2,200 million, excluding interconnection costs and the cost of projects expected to be built by local transmission owners, including CECONY. The siting, construction and operation of the project will require approvals and permits from the appropriate governmental agencies and authorities, including the NYSPSC.

Gas
Con Edison Transmission owns a 71.2 percent interest in Honeoye, a company that operates a gas storage facility in upstate New York and in which CECONY owns the remaining interest. Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye.

In January 2026, Con Edison Transmission completed the sale of approximately 40 percent of its approximately 6.6 percent interest in Mountain Valley Pipeline, LLC (MVP) to one of the founding members of MVP and expects to complete the sale of its remaining interest in MVP to another founding member during the first half of 2026 for total aggregate consideration of $357.5 million, subject to certain closing adjustments. See "Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A to the financial statements in Item 8.

For information about Con Edison Transmission's results, see "Results of Operations" in Item 7 and Note P to the financial statements in Item 8.

Capital Requirements and Resources
Capital Requirements
The following table contains the Companies’ capital requirements for the years 2023 through 2025:

28	CON EDISON ANNUAL REPORT 2025

	Actual
(Millions of Dollars)	2025	2024	2023
CECONY (a)(b)
Electric	$3,201	$3,088	$2,909
Gas	1,151	1,154	1,046
Steam	113	132	128
Sub-total	4,465	4,374	4,083
O&R (b)
Electric	337	214	211
Gas	144	111	85
Sub-total	481	325	296
Con Edison Transmission	50	29	49
Clean Energy Businesses (c)	—	—	81
Total capital expenditures	4,996	4,728	4,509
Retirement of long-term securities
Con Edison – parent company	—	—	650
CECONY	—	475	—
Clean Energy Businesses (c)	—	—	60
Total retirement of long-term securities (d)	—	475	710
Total capital requirements	$4,996	$5,203	$5,219
(a)CECONY’s capital expenditures for environmental protection facilities and related studies were $656 million, $672 million and $589 million in 2025, 2024 and 2023, respectively.
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

CON EDISON ANNUAL REPORT 2025	29

The following table contains the Companies’ capital requirements current estimate of amounts for 2026 through 2030:

	Estimate
(Millions of Dollars)	2030	2029	2028	2027	2026
CECONY (a)(b)
Electric	$6,293	$6,228	$5,019	$4,852	$4,766
Gas	1,451	1,436	1,066	1,057	1,093
Steam	209	223	201	193	127
Sub-total	7,953	7,887	6,286	6,102	5,986
O&R (b)
Electric	479	494	502	380	415
Gas	139	143	151	110	132
Sub-total	618	637	653	490	547
Con Edison Transmission	17	75	213	167	62
Total capital expenditures	8,588	8,599	7,152	6,759	6,595
Retirement of long-term securities
CECONY	600	—	800	700	250
O&R	35	44	—	80	—
Total retirement of long-term securities	635	44	800	780	250
Total capital requirements	$9,223	$8,643	$7,952	$7,539	$6,845
(a)CECONY’s capital expenditures for environmental protection facilities and related studies are estimated to be $637 million in 2026. Amounts include surcharge recovery programs that are not in base rates for CECONY of $1,885 million, $1,893 million, $1,766 million, $1,391 million and $603 million for 2030, 2029, 2028, 2027 and 2026, respectively. See Note B to the financial statements in Item 8.
(b)Amounts and estimates shown do not include regulatory asset expenditure amounts for energy efficiency and other clean energy programs. See "Regulatory Assets and Liabilities" in Note B to the financial statements in Item 8.

30	CON EDISON ANNUAL REPORT 2025

Contractual Obligations
The following table summarizes the Companies’ material obligations at December 31, 2025 to make payments pursuant to contracts. Long-term debt, operating and capital lease obligations and other noncurrent liabilities are included on their balance sheets. Electricity and gas purchase agreements (for which undiscounted future annual payments are shown) are described in the notes to the financial statements.

	Payments Due by Period
(Millions of Dollars)	Total	After 5 years	Years 4 & 5	Years 2 & 3	1 year or less
Long-term debt (Statement of Capitalization)
CECONY	$24,550	22,200	$600	$1,500	$250
O&R	1,500	1,341	79	80	—
Interest on long-term debt (a)	23,647	17,786	2,273	2,374	1,214
Total long-term debt, including interest	49,697	41,327	2,952	3,954	1,464
Finance lease obligations (Note J)
CECONY	2	—	—	1	1
O&R	1	—	—	1	—
Total finance lease obligations (b)	3	—	—	2	1
Operating leases (Note J)
CECONY	631	291	131	137	72
O&R	1	—	—	—	1
Total operating leases	632	291	131	137	73
Purchase obligations
Electricity power purchase agreements – Utilities (Note I)
CECONY
Energy	1,505	817	275	277	136
Capacity (c)	931	259	116	334	222
Total CECONY	2,436	1,076	391	611	358
O&R
Energy and Capacity (c)	118	—	—	47	71
Total electricity and power purchase agreements – Utilities	2,554	1,076	391	658	429
Natural gas supply, transportation, and storage contracts – Utilities (Note I) (d)
CECONY
Natural gas supply	473	—	—	7	466
Transportation and storage	3,818	1,975	465	885	493
Total CECONY	4,291	1,975	465	892	959
O&R
Natural gas supply	57	—	—	1	56
Transportation and storage	557	291	68	127	71
Total O&R	614	291	68	128	127
Total natural gas supply, transportation and storage contracts	4,905	2,266	533	1,020	1,086
Other purchase obligations (e)
CECONY	4,702	392	556	1,062	2,692
O&R	333	49	35	51	198
Total other purchase obligations	5,035	441	591	1,113	2,890
Total	$62,826	$45,401	$4,598	$6,884	$5,943

(a)Amounts include interest on variable-rate debt.
(b)Amounts exclude four lease agreements for clean energy facilities that had not yet commenced operation. See Note J to the financial statements in Item 8.
(c)Included in these amounts is the cost of minimum quantities of energy that the Utilities are obligated to purchase at both fixed and variable prices.
(d)Included in these amounts is the cost of minimum quantities of natural gas supply, transportation and storage that the Utilities are obligated to purchase at both fixed and variable prices.
(e)Amounts shown for other purchase obligations, which reflect capital and operations and maintenance costs incurred by the Utilities in running their day-to-day operations, were derived from the Utilities’ purchasing system as the difference between the amounts authorized and the amounts paid (or vouchered to be paid) for each obligation. For many of these obligations, the Utilities are committed to purchase less than the amount authorized. Payments for the “Other Purchase Obligations” are generally assumed to be made ratably over the term of the obligations. Long-term Purchase Obligations, which comprises $3,116 million of "Other Purchase Obligations," were derived from the Utilities' purchasing system by using a method that identifies the remaining purchase obligations. The Utilities believe that unreasonable effort and expense would be involved to enable them to report their “Other Purchase Obligations” in a different manner.

CON EDISON ANNUAL REPORT 2025	31

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
Con Edison plans to meet its capital requirements for 2026 through 2030 through internally-generated funds, the issuance of long-term debt through public and private offerings and the issuance of common equity through public offerings, including pursuant to an at-the-market equity program. See “Capital Requirements and Resources - Capital Requirements" in Item 1. Con Edison's plans include the issuance of up to $3,200 million of long-term debt in 2026 and up to $3,000 million of long-term debt in 2027, including for maturing securities, at the Utilities and approximately $9,900 million in aggregate of long-term debt, including for maturing securities, at the Utilities during 2028 through 2030. Con Edison plans to issue up to $1,100 million of common equity in 2026, in addition to equity issued under its dividend reinvestment, employee stock purchase and long-term incentive plans. Con Edison also plans to issue common equity of approximately $1,200 million in 2027 and up to $3,300 million in aggregate during 2028 through 2030, in addition to equity issued under its dividend reinvestment, employee stock purchase and long-term incentive plans. Con Edison’s estimates of its capital requirements and related financing plans reflect information available and assumptions at the time the statements are made and include, among other things, the assumptions that the Utilities’ forecasted capital investments and financing plans through 2030 are approved by the NYSPSC. Actual developments and the timing and amount of funding may differ materially.

In 2024, the NYSPSC authorized CECONY, through 2027, to issue up to $6,050 million of debt securities ($3,525 million of which the company had issued as of December 31, 2025). In 2025, the NYSPSC authorized O&R, through 2028, to issue up to $700 million of debt securities ($250 million of which the company had issued as of December 31, 2025). The NYSPSC also authorized CECONY and O&R for such periods to issue debt securities to refund existing debt securities of up to $2,500 million and $125 million, respectively, pursuant to which CECONY redeemed $225 million of its Series 2010A tax-exempt bonds and O&R had not refunded any securities pursuant to these authorizations.

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

32	CON EDISON ANNUAL REPORT 2025

For each of the Companies, the common equity ratio for the last five years was:

	Common Equity Ratio (Percent of total capitalization)
	2025	2024	2023	2022	2021
Con Edison	48.6	47.1	49.1	50.9	47.4
CECONY	47.8	46.0	47.9	46.9	47.0
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
Energy Affordability Programs
In July 2025, the NYSPSC issued an order adopting an enhanced energy affordability policy, which will expand eligibility for New York utilities' Energy Affordability Programs (EAP). These changes are expected to take effect in 2026. In an effort to address growing affordability concerns, the 2023-24 New York State budget tasked the NYSPSC with developing a discount program for residential electric and gas customers who do not qualify for the existing EAP but whose income is below the state or area median income to help additional households with energy bills. The order establishes three additional benefit tiers in a new Enhanced EAP (EEAP) alongside the current EAP and increases the total budget for these programs from 2 percent to 3 percent of each New York utility's total annual revenue, with 0.5 percent set aside for the three new EEAP. The Utilities are required, among other things, to file cost recovery plans detailing the cost to implement the program, update EAP budgets accordingly, and track enrollment and participation in the EEAP over an initial two-year pilot period. See "Energy Affordability" in Item 7.
Environmental Matters
Clean Energy Future
New York State’s Clean Energy Goals
In 2019, New York State enacted the Climate Leadership and Community Protection Act (CLCPA) that established a goal of 70 percent of the electricity procured by load serving entities regulated by the NYSPSC to be produced by renewable energy systems by 2030 and requires the statewide electrical demand system to have zero emissions by 2040. The law also codified state targets for energy efficiency (end-use energy savings of 185 trillion British thermal units below 2025 energy-use forecast), offshore wind (9,000 MW by 2035), solar (6,000 MW by 2025) and energy storage (3,000 MW by 2030, that was subsequently increased by the NYSPSC to 6,000 MW by 2030). See “Energy Storage,” below. The CLCPA established a climate action council that made recommendations for meeting the statewide greenhouse gas (GHG) emission reduction requirements through displacing fossil-fuel fired electricity with renewable electricity, transitioning heating and transportation to lower GHG impact fuels (including substantial electrification), implementing energy efficiency measures and providing 35 percent to 40 percent of the benefits of CLCPA-related investments to disadvantaged communities. As required by the law, the New York State Department of Environmental Conservation (NYSDEC) adopted regulations establishing statewide GHG emissions limits that are 60 percent of 1990 emissions levels by 2030 and 15 percent of 1990 emissions by 2050. The Utilities are unable to predict the impact that the implementation of this law will have on them.

In January 2025, CECONY published its integrated long-range plan, which sets forth CECONY’s planning and investment strategy to provide safe, reliable and resilient service to customers and to support the decarbonization of energy use for electric, gas and steam customers, aligning with the greenhouse gas emissions reduction targets

CON EDISON ANNUAL REPORT 2025	33

mandated by the CLCPA. Implementing this strategy will require capital expenditures above historic norms. While the details of CECONY’s investments will continue to be addressed in its rate cases or other filings, subject to the approval of the NYSPSC, CECONY projects that $72 billion of capital expenditures will be needed between 2025 and 2034 to implement its strategy.

Offshore Wind
In an effort to meet the CLCPA’s offshore wind goals, load serving entities, such as CECONY and O&R, will be required to purchase offshore wind renewable energy credits when NYSERDA's offshore wind projects begin operation.

NYSERDA issued competitive solicitations for offshore wind energy resulting in two projects that are in development, Sunrise Wind (924 MW), a project that began construction in June 2024 and that is expected to enter commercial operation in 2026 and Empire Wind 1 (810 MW), a project that is expected to enter commercial operation in 2027 and connect to the New York City electrical grid at CECONY’s Gowanus substation.

In December 2025, the United States Department of the Interior issued stop work orders to a number of awarded offshore wind projects, including Sunrise Wind and Empire Wind 1, citing national security risks. In January and February 2026, a federal district judge granted Empire Wind 1 and Sunrise Wind a preliminary injunction that allowed construction activities to resume.

Building Electrification and Energy Efficiency
In January 2020, and updated in August 2022, the NYSPSC issued an order directing energy efficiency targets and budgets for New York utilities. The order approved electric and gas energy efficiency programs and heat pump budgets for building electrification, and associated targets, for the years 2020 through 2025 to meet the NYSPSC’s goal of reducing electric use by 3 percent annually and gas use by 1.3 percent annually by 2025. The order and subsequent update authorized budgets for the years 2020 through 2025 for: electric energy efficiency programs of $688 million and $71 million for CECONY and O&R, respectively; gas energy efficiency programs of $338 million and $17 million for CECONY and O&R, respectively; and heat pump programs of $1,106 million and $15 million for CECONY and O&R, respectively. CECONY’s 2023-2025 electric and gas rate plans allowed it to recover the costs of heat pumps for building electrification and energy efficiency expenditures, including a full rate of return, in rates from customers. See Note B to the financial statements in Item 8.

In May 2025, the NYSPSC issued two orders that established budgets for CECONY’s and O&R’s energy efficiency and building electrification programs (formerly known as New Efficiency New York) for 2026-2030 with aggregate budgets of $2,138 million and $110 million, respectively. The aggregate amounts are comprised of average annual budgets of: $300 million and $19 million for electric energy efficiency and heat pump programs for CECONY and O&R, respectively, and $128 million and $3 million for gas energy efficiency programs for CECONY and O&R, respectively. Building electrification and energy efficiency expenditures are treated as regulatory assets with recovery including the weighted average cost of capital and beginning on March 1, 2026 collected via a surcharge rather than included in base rates.

Electric Vehicles
In July 2020, the NYSPSC established light-duty electric vehicle make-ready and other infrastructure programs that included budgets of $290 million and $24 million for CECONY and O&R, respectively, through 2025. In November 2023, the light-duty infrastructure and other programs, including medium and heavy-duty make-ready pilot projects and a new micromobility infrastructure incentive program, were expanded to approximately $823 million for CECONY and $56 million for O&R. The November 2023 order also permitted the make-ready programs to extend beyond 2025 until targets are met or authorized budgets depleted. The NYSPSC authorized CECONY and O&R to recover these costs, including a full rate of return, through surcharge mechanisms and subsequently in rates from customers.

In July 2022, the NYSPSC issued an order that provided CECONY and O&R with up to a total of $31 million and $5.8 million, respectively, through 2025, for implementation of residential vehicle managed charging programs and administration costs. The order also provided CECONY and O&R with authorization to offer incentives to encourage electric vehicle charging to occur overnight and during off-peak times totaling approximately $71.8 million and $8.2 million, respectively, through 2025, that would be recovered through the respective company’s revenue reconciliation mechanisms. In August 2025, the NYSPSC authorized the continuance of the residential vehicle managed charging programs beyond the original end date of December 31, 2025 as it conducts a program review.

34	CON EDISON ANNUAL REPORT 2025

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

Energy Storage
In June 2024, the NYSPSC issued an order adopting an updated roadmap for achieving 6,000 MW of statewide energy storage resource deployment by 2030 and recognized the need for additional statewide energy storage of 12,000 MW by 2040 and 17,000 MW by 2050. In October 2024, New York utilities, including CECONY and O&R, completed a study of the potential of energy storage to provide non-market transmission and distribution services and identified services for which energy storage is suitable.

CECONY owns and operates three energy storage projects located in Ozone Park, Queens, Fox Hills, Staten Island, and Brownsville, Brooklyn that are designed to store 1.5 MW/12 MWh, 7.5 MW/30 MWh, and 5.8MW/23.2MWh of energy, respectively. CECONY has procured 185 MW of energy storage projects under its Utility Dispatch Rights program and is evaluating proposals for additional projects. These long-term contracts provide CECONY with the right to dispatch energy from the storage projects for both wholesale market and grid purposes.

O&R owns and operates one energy storage project located in Pomona, New York that is designed to store 3MW / 12MWh of energy and is engaged in procuring for Utility Dispatch Rights in its service territory.

The Utilities expect to recover the cost of energy storage services procured under their Utility Dispatch Rights programs, including a full rate of return, in rates and surcharges from customers.

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

In July 2025, CECONY and O&R filed with the NYSPSC their final Pilot Engineering Design and Customer Protection Plans (Stage 2 Filings) for the utility-scale thermal energy network (UTEN) pilot projects. CECONY and O&R requested authorization to proceed to Stage 3 (Customer Enrollment and Construction). The total estimated costs for the UTEN projects have increased to $415 million (from $255 million) and $112 million (from $46 million) for CECONY and O&R, respectively. CECONY and O&R were previously authorized to incur costs of $23.1 million and $4.6 million, respectively. The remaining proposed budget amounts in excess of the previously authorized amounts are subject to approval by the NYSPSC.

Distribution System and Distributed Energy Resources
The NYSPSC is directing development by New York electric utilities of a distributed system platform to manage and coordinate distributed energy resources (DER) in their service areas under NYSPSC regulation and to provide customers, together with third parties, with data and tools to better manage their energy use. Although DER has the ability to reduce load on the system, increased deployment of bidirectional DER may lead to DER hotspots that trigger system upgrades. The NYSPSC has required the Utilities to file distributed system implementation plans and ordered the Utilities to develop demonstration projects to inform distributed system platform business models. As of December 31, 2025, CECONY and O&R had three and one active demonstration projects, respectively.

In New York, net energy metering (NEM) compensates kilowatt-hours exported to the electric distribution system at the full-service rate for production, delivery, taxes and fees. NYSPSC’s policy is to phase in changes to limit annual

CON EDISON ANNUAL REPORT 2025	35

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

Federal Regulation of GHG Emissions
Section 111 of the Clean Air Act authorizes the U.S. Environmental Protection Agency (EPA) to set standards of performance (emissions limits) for new sources of air pollution, including GHG emissions, and establish guidelines for states to issue standards of performance for existing sources. These standards of performance are based on technology that the EPA determines to be the best system of emission reduction (BSER).

In April 2024, the EPA issued a final Section 111 rule (Section 111 Rule) regulating GHG emissions from new electric-generating gas-fired combustion turbines and existing coal, oil, and gas-fired boilers used to generate electricity. The Section 111 Rule included carbon capture and sequestration (CCS) at a 90% capture rate as the BSER for certain new gas-fired combustion turbines and certain existing coal-fired boilers. The Section 111 Rule did not cover existing electric-generating, gas-fired combustion turbines. After the EPA issued the Section 111 Rule, petitioners challenged it in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). Con Edison, as part of a coalition of public and private utilities, intervened in this litigation, arguing that the EPA had the authority to set the BSER, but the coalition took no position as to whether CCS was achievable in the timeframe set forth in the Section 111 Rule. In February 2025, the D.C. Circuit held the case in abeyance at the EPA's request. In June 2025, the EPA proposed a rule (Section 111 Repeal Rule) which would repeal all Section 111 GHG emissions standards from fossil fuel-fired power plants, including those found in the Section 111 Rule. The Section 111 Repeal Rule also contained a narrower, alternative proposal that would repeal the CCS-based and certain other GHG emissions standards found in the Section 111 Rule.

In February 2026, the EPA issued a final rule which rescinded its 2009 Greenhouse Gas Endangerment Finding under Section 202(a)(1) of the Clean Air Act and eliminated all existing GHG emissions standards for motor vehicles. While the 2009 endangerment finding did not directly regulate the utility industry, the EPA could apply the same legal theories in this final rule to other federal regulations on GHG emissions, including those under Section 111. After the EPA issued the final rule, certain entities filed litigation in the D.C. Circuit challenging the rescission. Additional litigation is expected to be filed.

The Companies are unable to predict the impact that the above matters will have on them.

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

36	CON EDISON ANNUAL REPORT 2025

In February 2025, CECONY and O&R filed updated climate change resilience plans with the NYSPSC in compliance with an order that directed CECONY and O&R to re-submit their November 2023 plans to exclude proposed projects that the NYSPSC determined are not climate resilience investments. CECONY’s and O&R’s updated climate change resilience plans propose investments of $645.4 million and $184.1 million, respectively, between 2025 and 2029 to enhance the resilience of their electric systems against extreme weather events brought about by climate change. The total cost of CECONY’s and O&R’s climate resilience investments from 2025 through 2044 are currently projected to be $5,294 million and $900.4 million, respectively. These investments are subject to approval by the NYSPSC through the base rate case process. CECONY’s rate plan included $146 million for climate resilience investments from 2026 through 2028 and O&R’s rate plan included climate resilience investments of $110.4 million from 2025 through 2027. See “Rate Plans” in Note B to the financial statements in Item 8.

GHG Emissions Reporting
Based on the most recent data (2022) published by the EPA, Con Edison estimates that its direct GHG emissions constitute less than 0.1 percent of the nation’s GHG emissions. Con Edison’s estimated Scope 1 emissions of GHG during the past five years were:

(Metric tons, in millions (a), (b))	2025	2024	2023	2022	2021
CO2 equivalent emissions	2.7	2.7	2.7	2.9	2.8
(a)Estimated emissions for 2025 are based on preliminary data and are subject to third-party verification. Scope 1 emissions are GHG emitted into the atmosphere by assets owned by Con Edison. Con Edison’s Scope 1 emissions primarily include emissions from CECONY’s operation of steam, electric, and co-generation plants. Con Edison’s Scope 1 emissions also include fugitive emissions that occur when pressurized equipment and infrastructure containing a GHG has a controlled or uncontrolled emission and emissions from Con Edison’s vehicle fleet.
(b)The GHG emissions information includes those of CECONY and O&R. Con Edison is evaluating opportunities to enhance and update its emissions inventory.
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

In January 2016, the NYSPSC approved a 10-year clean energy fund to be managed by NYSERDA under the NYSPSC's supervision. Subsequent NYSPSC orders modified program targets and extended clean energy fund-related initiatives through 2030. The Utilities collect clean energy fund surcharges from their customers through the system benefit charge. The Utilities billed customers clean energy fund surcharges of $248 million, $277 million and $224 million in 2025, 2024 and 2023, respectively.

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

The cost to the Companies to comply with legislation, regulations or initiatives limiting GHG emissions could be substantial.

Environmental Sustainability

CON EDISON ANNUAL REPORT 2025	37

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

In support of New York State's and New York City's climate goals, Con Edison has adopted a Clean Energy Commitment whereby it commits to the transition to the clean energy future. Con Edison's Clean Energy Commitment is supported by five pillars:

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
Coal tar or other MGP-related contaminants have been detected at the remaining 36 sites. Remedial actions have been completed at all or portions of 14 sites and the NYSDEC has issued NFA letters for these sites. In addition, remedial actions have been completed by property owners at all or portions of four sites under the New York State Brownfield Cleanup Program and Certificates of Completion have been issued by the NYSDEC for these sites. Remedial design, planning or action is ongoing for the remaining sites or portions of sites; however, the information as to the extent of contamination and scope of the remediation likely to be required for many of these sites is incomplete. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites (other than the Astoria site, which is discussed below) could range from $645 million to $2,550 million.
Astoria Site
CECONY is permitted by the NYSDEC to operate a hazardous waste storage facility on property owned by it in the Astoria section of Queens, New York. Portions of the property were formerly the location of a manufactured gas plant and also have been used or are being used for, among other things, electric generation operations, electric substation operations, the storage of fuel oil, the manufacture and storage of liquefied natural gas and the maintenance and storage of electric equipment. As a condition of its NYSDEC permit, the company is required to investigate the property and, where environmental contamination is found and action is necessary, to remediate the contamination. The company’s investigations are ongoing. The company has submitted reports to the NYSDEC and the New York State Department of Health and in the future will be submitting additional reports identifying the known areas of contamination. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on the property could range from $291 million to $962 million.

38	CON EDISON ANNUAL REPORT 2025

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

In October 2024, a PRP filed a lawsuit against the other PRPs, including CECONY, with respect to the Gowanus Canal Superfund Site. The plaintiff asserts claims pursuant to the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the New York Navigation Law for cleanup costs incurred, and to be incurred, by the plaintiff at the site. The plaintiff estimated the total cleanup costs at the site to be over $1,000 million. In 2024, the EPA also estimated total cleanup costs at the site to be over $1,000 million.

CECONY is unable to estimate its total exposure to liability for the Gowanus Canal Superfund Site.

Newtown Creek
In June 2017, CECONY received a notice of potential liability from the EPA with respect to the Newtown Creek site that was listed in 2010 on the EPA’s National Priorities List of Superfund sites. The EPA has identified at least 30 PRPs with respect to the site, including CECONY. Newtown Creek and its tributaries (collectively, Newtown Creek) form a 3.8 mile border between Brooklyn and Queens, New York. Currently, the predominant land use around Newtown Creek includes industrial, petroleum, recycling, manufacturing and distribution facilities and warehouses. Other uses include trucking, concrete manufacture, transportation infrastructure and a wastewater treatment plant. Newtown Creek is near several residential neighborhoods. Six PRPs, not including CECONY, pursuant to an administrative settlement agreement and order on consent the EPA issued to them in 2011, submitted a final remedial investigation report for the site to the EPA in 2023. The EPA indicated that sampling events have shown the sediments in Newtown Creek to be contaminated with a wide variety of hazardous substances including PCBs, metals, pesticides, polycyclic aromatic hydrocarbons and volatile organic compounds. The EPA also indicated that it has reason to believe that hazardous substances have come to be released from CECONY facilities into Newtown Creek. The current schedule anticipates completion of a feasibility study for the site during 2028 and issuance of the EPA's record of decision selecting a remedy for the site within several years thereafter. In January 2025, the EPA approved a potential early action remedy for the East Branch tributary of Newtown Creek, which the EPA estimates

CON EDISON ANNUAL REPORT 2025	39

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

Other Environmental Matters
In December 2024, New York State enacted the Climate Change Superfund Act (Act), which requires, among other things, "responsible parties" to pay $75 billion over twenty-five years into a fund based on GHG emissions to finance infrastructure projects needed to address the impacts from climate change. Responsible parties are defined as entities engaged in the trade or business of extracting fossil fuel or refining crude oil and were responsible for more than one billion metric tons of GHG emissions from 2000 to 2018. Although the Utilities are not a responsible party under this definition, they may be subject to other requirements under the Act. Under the Act, as amended in 2025, the NYSDEC is required to promulgate regulations implementing the Act by June 2027. In February 2025, a group of states brought a lawsuit in the U.S. District Court for the Northern District of New York, Albany Division, challenging the Act as unconstitutional. As a result, the Companies are unable to predict the potential impact, if any, that the Act may have on them.

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
Manufactured Gas Sites

40	CON EDISON ANNUAL REPORT 2025

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
O&R has completed remedial investigations and has received the NYSDEC’s decision regarding the remedial work to be performed at all seven of its MGP sites. Of the seven sites, O&R has completed remediation at four sites. Remedial construction was conducted on a portion of one of the remaining sites in 2019 and remedial design is ongoing for the other remaining sites. The company estimates that its undiscounted potential liability for the completion of the site investigation and cleanup of the known contamination on MGP sites could range from $98 million to $160 million.
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

CON EDISON ANNUAL REPORT 2025	41

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

The EPA's Transport Rule (also referred to as the Cross-State Air Pollution Rule), which was first implemented in January 2015, established a new cap-and-trade program requiring further reductions in air emissions than the Clean Air Intrastate Rule (CAIR) that it replaced. Under the Transport Rule, utilities are to be allocated emissions allowances and may sell the allowances or buy additional allowances. CECONY requested and received NYSPSC approval to change the provisions under which the company recovers its purchased power costs to provide for costs incurred to purchase emissions allowances and revenues received from the sale of allowances. In 2021, the EPA finalized changes to the Transport Rule in response to a court decision. In 2023, the EPA finalized an updated version of the Transport Rule (known as the Good Neighbor Rule) that includes a more recent federal ozone standard than the Transport Rule initially implemented. The Good Neighbor Rule was the subject of litigation in multiple courts and, in June 2024, the U.S. Supreme Court granted a request to stay the Good Neighbor Rule while judicial review over its merits was ongoing in the D.C. Circuit. While the Good Neighbor Rule is stayed, the EPA is allocating allowances based on the 2021 Transport Rule, with certain modifications. The revised Transport Rule reduced the number of allowances allocated to CECONY and required the company to purchase allowances to offset the decreased allocation. CECONY expects to comply with the Transport Rule in 2025 and 2026. The EPA has announced its intention to reconsider the Good Neighbor Rule, but has not yet indicated which requirements may be revised.

The NYSDEC issued regulations in 2019 that limit emissions of nitrous oxides (NOx) during the ozone season from May through September and affect older peaking units that are generally located downstate and needed during periods of high electric demand or for local reliability purposes. See “CECONY – Electric Operations – Electric Supply,” above.

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

On December 31, 2025, Con Edison and its subsidiaries had 15,407 employees, based entirely in the United States including 14,166 at CECONY; 1,232 at O&R and 9 at Con Edison Transmission. Of the total CECONY and O&R employees, 7,942 and 599 employees, respectively, were covered by a collective bargaining agreement. The collective bargaining agreement covering most of the CECONY employees expires in June 2028. Agreements covering other CECONY employees and O&R employees expire in June 2029 and May 2026, respectively. Con Edison measures the voluntary attrition rate of its employees in assessing the company’s overall human capital. The company's turnover rate in 2025 was approximately 5.4 percent, 36 percent of which is attributed to retirements. The average length of service of our active employees is 13.0 years.

42	CON EDISON ANNUAL REPORT 2025

In managing the business, the company emphasizes a strong safety culture. Continuous focus on safety while performing work is paramount, and leaders and managers are committed to implementing programs and practices that promote the right knowledge, skills, and attitudes to undertake the responsibilities of safety, including required training for both field and office employees. To that end, the company has a dedicated facility, the Learning Center, that offers classes to employees covering technical courses, skills enhancement, safety and leadership development. During 2025, employees spent over 670,000 hours in instructor-led, leadership and skill-based training. Further, the company maintains a career development and succession planning program that is committed to helping employees grow their careers, talents, skills and abilities. In addition to their daily job functions, employees of the Utilities are assigned to and trained for a position for emergency response that can be mobilized to support a weather event or emergency.

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
Regulatory/Compliance Risks:
The Companies Are Extensively Regulated And May Be Subject To Substantial Penalties.  The Companies’ operations require numerous permits, approvals and certificates from various federal, state and local governmental agencies. State utility regulators may seek to impose substantial penalties on the Utilities for violations of state utility laws, regulations or orders or limit the Utilities from recovering costs incurred above amounts set forth in their rate plans. See “Other Regulatory Matters” in Note B to the financial statements in Item 8. The Utilities are also subject to recurring, independent, third-party audits with respect to these regulations and standards. In February 2025, the NYSPSC issued an order directing the NYSDPS to conduct a state-wide audit on the design of utilities' non-executive incentive compensation programs. In addition, the Utilities' rate plans usually include negative revenue adjustments for failing to meet certain operating and customer satisfaction standards. The FERC has the authority to impose penalties on the Utilities and the projects that Con Edison Transmission invests in, which could be substantial, for violations of the Federal Power Act, the Natural Gas Act or related rules, including reliability and cybersecurity rules. Environmental agencies may seek penalties for failure to comply with laws, regulations or permits. The Companies may also be subject to penalties from other regulatory agencies. The Companies may be subject to new laws, regulations or other requirements or the revision or reinterpretation of such laws, regulations or requirements, which could adversely affect them. See “Utility Regulation," "Competition" and “Environmental Matters – Climate Change" and "Environmental Matters - Other Federal, State and Local Environmental Provisions” in Item 1, “Critical Accounting Estimates” in Item 7 and “Other Regulatory Matters” in Note B to the financial statements in Item 8.

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

CON EDISON ANNUAL REPORT 2025	43

The Companies May Be Adversely Affected By Changes To The Utilities’ Rate Plans.    The Utilities’ rate plans typically require action by regulators at their expiration dates, which may include approval of new plans with different provisions. The need to recover from customers increasing commodity or other costs, taxes or state-mandated assessments or surcharges could adversely affect the Utilities’ opportunity to obtain new rate plans that provide a reasonable rate of return and continue important provisions of current rate plans, while maintaining affordability of services for the Utilities' customers. The Utilities’ current rate plans generally include reconciliation of write-offs of customer accounts receivable balances for specified periods to amounts reflected in rates, with recovery/refund from or to customers via surcharge/sur-credit. Although these regulatory mechanisms are currently in place, the Utilities’ ability to effectively manage their customer accounts receivable balances, and obtain recovery in rates for their respective carrying costs and any related write-offs could have a material impact on the Companies’ businesses. In addition, a continued slow recovery of accounts receivable balances has impacted and is expected to continue to impact the Companies’ liquidity. See “Aged Accounts Receivable Balances” in Item 7. The Utilities’ New York electric and gas rate plans also include revenue decoupling mechanisms, CECONY’s steam rate plan includes a weather normalization adjustment and the Utilities' New York electric, gas and steam rate plans include provisions for the recovery of energy costs and reconciliation of the actual amount of pension and other postretirement, environmental and certain other costs to amounts reflected in rates. Also, accounting credits for pension and other postretirement benefit plans could lead to a reduction in cash received from the Utilities’ revenue requirement. See “Rate Plans” in Note B to the financial statements in Item 8.

Operations Risks:
The Failure Of, Or Damage To, The Companies’ Facilities Could Adversely Affect The Companies.    The Utilities provide electricity, gas and steam services using energy facilities, many of which are located either in, or close to, densely populated public places. See the description of the Utilities’ facilities in Item 1. A failure of, or damage to, these facilities, or an error in the operation or maintenance of these facilities, could result in bodily injury or death, property damage, the release of hazardous substances or extended service interruptions. Natural disasters or impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall, hurricane-strength winds and extreme heat or cold could impact or damage facilities or result in large-scale outages and the Utilities may experience more severe consequences by continuing or resuming operations during and after such events. The Utilities’ response to such events may be perceived to be below customer expectations. The Utilities' successful implementation of their maintenance programs reduces, but does not fully protect against, damage to their facilities for which they will be held responsible and which may hinder their restoration efforts. The Utilities could be required to pay substantial amounts that may not be covered by the Utilities’ insurance policies to repair or replace their facilities, compensate others for injury or death or other damage and settle any proceedings initiated by state utility regulators or other regulatory agencies. The occurrence of such events could also adversely affect the cost and availability of insurance. Changes to laws, regulations or judicial doctrines could further expand the Utilities’ liability for service interruptions. See “Utility Regulation – State Utility Regulation” and "Environmental Matters – Climate Change" in Item 1.

A Cyber Attack Could Adversely Affect The Companies.    The Companies and other operators of critical energy infrastructure and energy market participants face a heightened risk of cyber attack and the Companies’ businesses require the continued operation of information systems and network infrastructure. See Item 1 for a description of the businesses of the Utilities and Con Edison Transmission. Cyber attacks may include hacking, viruses, malware, denial of service attacks, ransomware, exploited vulnerabilities or other security incidents, including loss of data and communications and business disruption. Cyber threats in general, and in particular, to critical infrastructure, are increasing in sophistication, magnitude and frequency and the techniques used in cyber attacks change rapidly, including from emerging technologies, such as artificial intelligence (AI), and from nation-state and state-sponsored adversaries as well as criminal actors. Such adversaries have attacked and threatened to attack energy infrastructure and deploy significant resources and employ sophisticated methods to plan and carry out attacks. Risk of these attacks may escalate during periods of heightened geopolitical tensions. Interconnectivity with customers, independent system operators, energy traders and other energy market participants, suppliers, contractors and others also exposes the Companies’ information and operational systems and network infrastructure to an increased risk of cyber incidents, including attacks. Such interconnectivity increases the risk that a cyber incident or attack on the Companies could affect others and that a cyber incident or attack on others could affect the Companies. In the event of a significant cyber incident or attack, the Companies could have their operations and the operations of their customers and others materially disrupted. The Companies could also have their financial and other information systems and network infrastructure impaired or damaged; customer and employee information stolen; experience substantial loss of revenues; incur substantial response costs and other financial losses; be subject to increased regulation, litigation and penalties; and damage to their reputation. The Companies have experienced cyber incidents and attacks in the past (such as threat actors exploiting a vulnerability in the Companies’ information technology system, malicious attempts to disrupt traffic to their websites and attacks against third-party vendors used by the Companies) and expect to experience them in the future. Although none of these incidents has had a material impact on the Companies, the scope and impact of any future incident cannot be predicted. In the event of a significant cybersecurity incident or attack, the Companies’ business strategy, results of operations or financial condition could be materially affected.

44	CON EDISON ANNUAL REPORT 2025

AI is an emerging area of technology that has the potential to impact various aspects of the Companies’ business operations and customer interactions. Generative AI technologies are still in their early stages of development and deployment. Ineffective or inadequate AI development or deployment practices by the Companies or third-party vendors could result in unintended consequences. While the Companies seek contractual protections with third-party vendors regarding the use of AI technology, the Companies may not have full awareness of, or control or visibility over, the quality, performance, security or compliance of the products and services that incorporate AI-related technology used by such vendors. AI algorithms that the Companies or their third-party vendors use may be flawed or may be based on datasets that are biased or insufficient. These limitations or failures, or inaccurate results generated as a result of the Companies’ employees’, contractors’ or vendors’ use or misuse of AI technologies could lead to operational interruptions or otherwise adversely affect the Companies’ businesses, reputation or financial results. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase the Companies’ costs. In addition, the rapidly evolving nature of AI technologies may cause new laws and regulations to be enacted which could dramatically affect business practices, including the costs to comply with such new laws and regulations. The future development of AI technologies and the nature of any related new laws and regulations, and their costs and consequences, cannot be reasonably predicted at this time.

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

Environmental Risks:
The Companies Are Exposed To Risks From The Environmental Consequences Of Their Operations, Including Increased Costs Related To Climate Change.    The Companies are exposed to risks relating to climate change and related matters. In 2023, CECONY and O&R each completed a climate change vulnerability study that evaluated their respective future climate change adaptation strategies and each developed a climate change resilience plan to address projected physical climate risks and outline proposed resilience investments. See “Environmental Matters – Climate Change” in Item 1. CECONY may also be impacted by environmental regulations regarding emissions reductions such as New York’s CLCPA and New York City’s Climate Mobilization Act and compliance with such regulations is expected to require significant capital expenditures. In addition, the Companies are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions (including executive orders, memoranda and proclamations from the federal administration) relating to climate change that may result from the change in presidential administrations. The Utilities are also responsible for hazardous substances, such as oil, asbestos, PCBs and coal tar, that have been used or produced in the course of the Utilities’ operations and are present on properties or in facilities and equipment currently or previously owned by them. The Companies could be adversely affected if a causal relationship between electric and magnetic fields and adverse health effects were to be established. The Companies may also be adversely affected by developments to legal or public policy doctrines regarding cable that contains lead. See “Environmental Matters” in Item 1 and Note G to the financial statements in Item 8.

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

CON EDISON ANNUAL REPORT 2025	45

changes, the changes could also adversely impact the Companies’ credit ratings and liquidity. See “Capital Requirements and Resources – Capital Resources” in Item 1, “Liquidity and Capital Resources – Cash Flows from Operating Activities” in Item 7, "Rate Plans" and "Other Regulatory Matters" in Note B and Note L to the financial statements in Item 8.

The Companies Require Access To Capital Markets To Satisfy Funding Requirements.    The Utilities estimate that their capital expenditures will exceed $37,100 million over the next five years. The Utilities use internally-generated funds, equity contributions from Con Edison, if any, and external borrowings to fund capital expenditures. Con Edison expects to finance its capital requirements primarily through internally generated funds, the sale of its common shares or external borrowings. Changes in financial market conditions or in the Companies’ credit ratings could adversely affect their ability to raise new capital and the cost thereof. See “Capital Requirements and Resources” in Item 1.

A Disruption In The Wholesale Energy Markets, Increased Commodity Costs Or Failure By An Energy Supplier or Customer Could Adversely Affect The Companies.     Almost all the electricity and gas the Utilities sell to their full-service customers is purchased through the wholesale energy markets or pursuant to contracts with energy suppliers. See the description of the Utilities’ energy supply in Item 1. A disruption in the wholesale energy markets or a failure on the part of the Utilities’ energy suppliers or operators of energy delivery systems that connect to the Utilities’ energy facilities could adversely affect their ability to meet their customers’ energy needs and adversely affect the Companies. The Utilities' ability to gain access to additional energy supplies, if needed, depends on effective markets and siting approvals for developer projects, which the Utilities do not control. Extreme cold weather has negatively impacted, and may in the future negatively impact, energy infrastructure in the northeastern United States, including the interstate natural gas system. During such extreme cold weather, the Utilities could face supply interruptions or operating issues (e.g., compressor failures, low pressures) on the interstate natural gas pipelines that they rely upon to deliver gas to their customers. Such disruptions to the interstate natural gas system could, in turn, result in unprecedented large-scale gas outages within the Utilities’ service territories. In the event of a large-scale outage, the Utilities could be required to pay substantial amounts to restore service, compensate others for injury or death or other damages and settle any proceedings initiated by regulatory agencies. Although the Utilities’ rate plans provide for recovery of purchased power costs, increases in electric and gas commodity prices may contribute to a slower recovery of cash from outstanding customer accounts receivable balances. See "Aged Accounts Receivable Balances" and “Financial and Commodity Market Risks – Commodity Price Risk” in Item 7.

Other Risks:
The Companies Face Risks Related To Health Epidemics And Other Outbreaks.   Pandemic illness could disrupt the Utilities' employees and contractors from providing essential utility services and adversely impact the Companies' liquidity, financial condition and results of operations. See “Aged Accounts Receivable Balances” in Item 7.

The Companies’ Strategies May Not Be Effective To Address Changes In The External Business Environment.    The failure to identify, plan and execute strategies to address changes in the external business environment could have a material adverse impact on the Companies. Con Edison seeks to provide shareholder value through continued dividend growth, supported by earnings growth in regulated utilities and electric transmission projects. Changes to the competitive landscape, public policy, laws or regulations (or interpretations thereof), customer behavior or technology could significantly impact the value of the Utilities’ energy delivery facilities and Con Edison Transmission's investment in electric transmission projects. Such changes could also affect the Companies’ opportunities to make additional investments in such assets and the potential return on the investments. The Utilities' gas delivery customers and CECONY's steam delivery customers have alternatives, such as electricity and oil. Distributed energy resources, and demand reduction and energy efficiency investments, provide ways for the energy consumers within the Utilities’ service areas to manage their energy usage. The Companies expect distributed energy resources and electric alternatives to gas and steam to increase, and for gas and steam usage to decrease, as the CLCPA and the Climate Mobilization Act continue to be implemented. See "Con Edison Transmission," "Environmental Matters - Clean Energy Future" and "Environmental Matters - Climate Change," “Competition” and "CECONY - Gas Peak Demand" in Item 1.

The Companies Face Risks Related To Supply Chain Disruptions, Inflation and the Imposition of Tariffs (or Subsequent Changes to the Tariffs once Announced or Implemented). The Companies have been impacted, and expect to continue to be impacted by, global and U.S. supply chain disruptions and shortages of materials, equipment, labor and other resources that are critical to the Companies’ business operations, primarily the Utilities’ electric transmission and distribution operations. Such disruptions and shortages have resulted in increased prices and lead times for critical orders of materials and equipment needed by the Companies in their operations, such as certain raw materials, microprocessors, semiconductors, microchips, vehicles and transformers. Long lead times for replacement parts could restrict the availability and delay the construction, maintenance or repair of items that are

46	CON EDISON ANNUAL REPORT 2025

needed to support the Utilities' normal operations and may result in prolonged customer outages, which could in turn lead to unrecovered costs for such service interruptions. Demand for electric equipment is increasing due to the anticipated demand growth, in part driven by data centers, efforts to meet clean energy goals and in order to prepare for more frequent extreme weather events at a time when manufacturing capacity and supply are decreasing. Geopolitical conflicts have also caused supply chain disruptions and shortages. Prices of materials, equipment, transportation and other resources have increased as a result of these supply chain disruptions and shortages and may continue to increase as a result of inflation and the imposition of tariffs (or subsequent changes to the tariffs once announced or implemented). Increases in inflation and the imposition of tariffs may raise the Companies’ costs in excess of the costs reflected in the Utilities’ rate plans and could also increase the amount of capital that needs to be raised by the Companies.

The Companies Also Face Other Risks That Are Beyond Their Control.    The Companies’ results of operations can be affected by circumstances or events that are beyond their control. Weather and energy efficiency efforts directly influence the demand for electricity, gas and steam service, and can affect the price of energy commodities. Terrorist or other physical attacks or acts of war could damage the Companies' facilities. Economic conditions can affect customers’ demand and ability to pay for service, which could adversely affect the Companies. See "Energy Affordability" in Item 7.

Item 1B: Unresolved Staff Comments
Con Edison
Con Edison has no unresolved comments from the SEC staff.
CECONY
CECONY has no unresolved comments from the SEC staff.

Item 1C: Cybersecurity
Cybersecurity Risk Management
The Companies have identified cybersecurity as a key enterprise risk. As operators of critical energy infrastructure, the Companies require the continuous operation and availability of information systems and network infrastructure while protecting confidentiality and integrity of the data. Cybersecurity threats are assessed, identified and managed through the Companies' Cybersecurity Program, which is an integral part of the Companies’ corporate-wide Enterprise Risk Management (ERM) program. The ERM program establishes processes to identify emerging issues; monitor, assess and mitigate known risks; align risk exposure to organizational priorities; and inform business decisions and resource allocation. The Cybersecurity program is aligned with, and audited against, the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and the International Organization for Standardization (ISO) 27001/27002.

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

The Companies employ several processes to manage their cybersecurity risks, including, but not limited to, the following:

•Incident Detection and Prevention: The Companies deploy safeguards designed to protect their operational and information systems, the personal information of their customers and employees and other critical information from cybersecurity threats. These safeguards include, among other things, intrusion prevention and detection systems, anti-malware functionality and ongoing vulnerability assessments, and a dedicated 24/7/365 Cybersecurity Operations Center that monitors the Companies’ assets and networks.

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

•Independent Advisors; Regulatory Audits: The Companies engage consultants to assess, identify and manage material risks from cybersecurity threats on a regular basis. The consultants are engaged to, among other things, assess the process by which cybersecurity threats are identified; provide incident response and forensic services; review and analyze cybersecurity controls and infrastructure; provide threat emulation services, perform external penetration testing periodically; and assess the maturity of the Companies’ Cybersecurity Program against the NIST CSF and assess alignment with ISO 27001/27002. Specific portions of the Companies’ cybersecurity policies, processes, and standards are audited by the

CON EDISON ANNUAL REPORT 2025	47

FERC, North American Electric Reliability Corporation, TSA, Cybersecurity and Infrastructure Security Agency, NYSPSC, and United States Coast Guard on a regular basis, with at least one regulatory agency conducting an audit periodically.

•Third-Party Risk Assessments: The Companies’ vendors and suppliers participate in a third-party risk assessment to periodically validate such party’s profile across multiple risk domains. A cybersecurity risk assessment is performed by the Companies’ Information Technology department to assess the controls of high-risk third parties that, among other things, possess the Companies’ sensitive information and the personal information of their customers and employees. In addition, the Companies typically impose contractual obligations on their vendors and suppliers related to privacy, confidentiality, and data security based on their access to the Companies’ data, operational and information technology systems and sensitive information and the personal information of their customers and employees. The Companies also maintain insurance for cybersecurity incidents, with scope and limits evaluated annually.
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

•Incident Response: The Companies have established and maintain incident response plans aligned with NIST Special Publication 800-61r3 that set forth procedures for their response to cybersecurity incidents and data breaches and test and evaluate such plans on an ongoing basis.

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

Role of Management in Cybersecurity Risk Management
The Companies have implemented a “defense-in-depth” approach to governing, preventing, detecting, identifying, mitigating, responding to, and recovering from, cybersecurity threats and incidents, by establishing a cross-functional cybersecurity team that manages the Companies’ cybersecurity risk. The cybersecurity team is led by the Vice President and Chief Information Security Officer, a technology leader with over 15 years of experience in information technology and cybersecurity. The cybersecurity team reports to a multidisciplinary team of executives and senior officers including personnel from the technology and operations departments who are responsible for the review and approval of changes in cybersecurity risk assessment and have oversight of risk mitigation and monitoring strategies. The executive and senior officer team is led by the Senior Vice President and Chief Information Officer, a senior global technology and operations leader with over 30 years of experience in the technology field and who is responsible for the Companies’ information technology and corporate security departments.

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

48	CON EDISON ANNUAL REPORT 2025

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

At each regular Board meeting, the Board receives a cybersecurity risk update and reviews a cybersecurity dashboard prepared by the Senior Vice President and Chief Information Officer that includes updates on a range of cybersecurity metrics and topics and, on a quarterly basis, the Board receives in-depth presentations on cybersecurity topics. The Audit Committee oversees the ERM program and reviews more in-depth cybersecurity matters and risks on a semi-annual basis.

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

Item 4:    Mine Safety Disclosures
Not applicable.

CON EDISON ANNUAL REPORT 2025	49

Information about our Executive Officers
The following table sets forth certain information about the executive officers of Con Edison as of February 19, 2026. The term of office of each officer, is until the next election of directors (trustees) of their company and until his or her successor is chosen and qualifies. Officers are subject to removal at any time by the board of directors (trustees) of their company.

Name	Age	Offices and Positions During Past Five Years
Timothy P. Cawley	61	1/22 to present - Chairman of the Board, President and Chief Executive Officer and Director of Con Edison, Chairman of the Board, Chief Executive Officer and Trustee of CECONY
		12/20 to 12/21 – President and Chief Executive Officer and Director of Con Edison and Chief Executive Officer and Trustee of CECONY
		1/18 to 12/20 – President of CECONY
Kirkland Andrews	58	7/24 to present – Senior Vice President and Chief Financial Officer of Con Edison and CECONY
		2/21 to 6/24 – Executive Vice President and Chief Financial Officer of Evergy Inc
		9/11 to 1/21 – Executive Vice President and Chief Financial Officer of NRG Energy, Inc.
Matthew Ketschke	54	1/21 to present – President of CECONY
		11/17 to 12/20 – Senior Vice President – Customer Energy Solutions
Michele O'Connell	50	4/24 to present – President and Chief Executive Officer of O&R
Robert Sanchez	60	4/24 to present – President, Shared Services of CECONY
		12/17 to 4/24 – President and Chief Executive Officer of O&R
Stuart Nachmias	61	1/20 to present – President and Chief Executive Officer of Con Edison Transmission
Deneen L. Donnley	61	1/20 to present – Senior Vice President and General Counsel of Con Edison and CECONY
Jennifer Hensley	47	9/22 to present – Senior Vice President – Corporate Affairs of CECONY
		7/22 to 9/22 – Senior Vice President of CECONY
		1/21 to 7/22 - Vice President, Head of Government Relations - Lyft
		9/19 to 1/21 - Senior Director, Public Policy - Lyft
Joseph Miller	63	1/21 to present – Vice President and Controller of Con Edison and CECONY
		1/21 to present – Chief Financial Officer and Controller of O&R
		8/06 to 12/20 – Assistant Controller of Corporate Accounting of CECONY
Kamran Ziaee	60	12/24 to present – Senior Vice President and Chief Information Officer of Con Edison and CECONY
		08/19 to 11/24 – Senior Vice President, Technology Strategy & Planning - Verizon

50	CON EDISON ANNUAL REPORT 2025

Part II
Item 5:    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Con Edison
Con Edison’s common shares ($.10 par value), the only class of common equity of Con Edison, are traded on the New York Stock Exchange under the trading symbol "ED." As of January 31, 2026, there were 32,907 holders of record of Con Edison’s common shares. Con Edison paid quarterly dividends of 83 cents per Common Share in 2024 and quarterly dividends of 85 cents per common share in 2025. On January 27, 2026, Con Edison declared a quarterly dividend of 88.75 cents per common share that is payable on March 16, 2026. Con Edison expects to pay dividends to its shareholders primarily from dividends and other distributions it receives from its subsidiaries. The payment of future dividends is subject to approval and declaration by Con Edison’s Board of Directors and will depend on a variety of factors including business, financial and regulatory considerations. For additional information about the payment of dividends by the Utilities to Con Edison, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).
During 2025, the market price of Con Edison’s common shares increased by 11.31 percent (from $89.23 at year-end 2024 to $99.32 at year-end 2025). By comparison, the S&P 500 Index increased 16.39 percent and the S&P 500 Utilities Index increased 12.69 percent. The total return to Con Edison’s common shareholders during 2025, including both investment of dividends and the change in price, was 15.16 percent. By comparison, the total returns for the S&P 500 Index and the S&P 500 Utilities Index were 17.86 percent and 16.04 percent, respectively. For the five-year period 2021 through 2025 inclusive, Con Edison’s shareholders’ total return was 64.48 percent, compared with total returns for the S&P 500 Index and the S&P 500 Utilities Index of 95.98 percent and 59.06 percent, respectively.

	Years Ended December 31,
Company / Index	2020	2021	2022	2023	2024	2025
Consolidated Edison, Inc.	100.00	122.96	142.21	140.61	142.79	164.42
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P Utilities	100.00	117.67	119.51	111.05	137.07	159.06

CON EDISON ANNUAL REPORT 2025	51

Based on $100 invested at December 31, 2020, reinvestment of all dividends in equivalent shares of stock and market price changes on all such shares.
CECONY
The outstanding shares of CECONY’s Common Stock ($2.50 par value) are the only class of common equity of CECONY. They are held by Con Edison and are not traded.
The dividends declared by CECONY in 2024 and 2025 are shown in its Consolidated Statement of Shareholder’s Equity included in Item 8 (which information is incorporated herein by reference). For additional information about the payment of dividends by CECONY, and restrictions thereon, see “Dividends” in Note C to the financial statements in Item 8 (which information is incorporated herein by reference).

Item 6:    [Reserved]

52	CON EDISON ANNUAL REPORT 2025

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
This combined MD&A generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. For discussions of 2023 items and year-to-year comparisons between 2024 and 2023, see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations,” in Con Edison’s and CECONY’s combined Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.

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

Aged Accounts Receivable Balances
At December 31, 2025, CECONY’s and O&R’s customer accounts receivables balances of $2,970 million and $120 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,427 million and $27 million, respectively. At December 31, 2024, CECONY’s and O&R’s customer accounts receivables balances of $2,947 million and $113 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,652 million and $32 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivables (balances outstanding in excess of 60 days) of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivables as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. In general, the Utilities suspended collection activities and service disconnections during the COVID-19 pandemic and have since resumed such activities.

CECONY’s rate plans for the three-year period January 2023 through December 2025 included reconciliation of late payment charges (from January 1, 2023 through December 31, 2025 for electric and gas and from January 1, 2020 through October 31, 2026 for steam) and write-offs of customer accounts receivable balances (from January 1, 2020 through December 31, 2025 for electric and gas and from January 1, 2020 through October 31, 2026 for steam) to amounts reflected in rates, with recovery/refund from or to customers via surcharge/surcredit. CECONY's surcharge recoveries for late payment charges and write-offs of accounts receivable balances will, collectively, be subject to separate annual caps for electric and gas that produce no more than a half percent (0.5 percent) total customer bill impact per commodity (estimated for electric to be $57.3 million, $60.3 million, $62.6 million for 2023, 2024 and 2025, respectively, and for gas to be $14.8 million, $15.9 million and $16.8 million for 2023, 2024 and 2025, respectively). CECONY's surcharge recoveries for late payment charges and write-offs of accounts receivables for steam will each be subject to an annual cap that produces no more than a half percent (0.5 percent) total customer bill impact (estimated to be $2.5 million, $3.0 million and $3.5 million for 2024, 2025 and 2026, respectively). Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in CECONY’s next base rate cases.

CON EDISON ANNUAL REPORT 2025	53

CECONY’s electric and gas rate plans for the three-year period January 2026 through December 2028 includes reconciliation of uncollectible expenses and late payment charges during the rate plan pursuant to which CECONY will calculate the annual difference between (i) its actual uncollectible expenses and late payment charges and (ii) the levels of uncollectible expenses and late payment charges provided in rates. In the event the actual net expenses (uncollectible expenses plus late payment charges) are below the amounts in rates, CECONY will defer the full variance as a regulatory liability and refund to customers via surcredit. In the event the actual net expenses are above the amounts in rates, CECONY will defer the full annual variance above $10 million ($8.5 million for electric and $1.5 million for gas) in 2026; above $15 million ($12.75 million for electric and $2.25 million for gas) in 2027, and above $20 million ($17.0 million for electric and $3.0 million for gas) in 2028; as a regulatory asset for recovery via surcharge. Annual surcharge recovery is subject to a cap that produces no more than a 0.5 percent total customer bill impact per commodity. Amounts in excess of the surcharge caps will be deferred for future recovery.

O&R’s rate plan for the three-year period January 2025 through December 2027 includes reconciliation of uncollectible expenses and late payment charges that are subject to a combined annual threshold of $0.9 million and $0.5 million for electric and gas, respectively. Once the threshold is met, O&R will defer the variance between actual uncollectible expenses and late payment charges, and the level set forth in rates that is above the threshold. Recovery/refunds will be made via surcharge/surcredit. Surcharge recovery is subject to an annual cap that produces no more than a 0.5 percent total customer bill impact per commodity. Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in O&R’s next base rate cases.

Although these regulatory mechanisms are currently in place, the Utilities’ ability to effectively manage their customer accounts receivable balances and obtain recovery in rates for their respective carrying costs and any related write-offs could have a material impact on the Companies’ businesses. In addition, a continued slow recovery of accounts receivable balances has impacted and is expected to continue to impact the Companies’ liquidity. See “Liquidity and Capital Resources,” below, and Note B and Note N to the financial statements in Item 8.

The Utilities, in an effort to reduce aged accounts receivables balances, continue to execute on their integrated collections strategy, which includes, among other things, implementation of flexible payment arrangement options, enhanced targeted digital and mail communications to customers regarding collections and an increased presence of field collectors to support in-person account resolution. The Utilities have also strengthened their credit and collection efforts to better manage incoming inquiries and have instituted additional measures to manage outbound collection calls.

Energy Affordability
There has been heightened legislative activity and public policy discussions regarding energy affordability. Substantial investments are needed to support an increasingly decarbonized electric grid that the Utilities, regulators and stakeholders must balance with the need for affordable rates. While the Companies continue to monitor energy affordability concerns, they are unable to predict additional legislative, executive, or regulatory measures that may result from energy affordability concerns. See “Energy Affordability Programs” in Item 1.

Clean Energy Goals
The success of the Companies’ efforts to meet clean energy policy goals and the impact of energy consumers' efforts to meet such goals on CECONY’s electric, gas and steam businesses and O&R’s electric and gas businesses may impact the Companies’ future financial condition. The Utilities expect electric usage to increase and gas and steam usage to decrease in their service territories as laws and policies are enacted and implemented that aim to reduce the carbon intensity of the energy that is consumed in their respective jurisdictions. The Utilities’ and their regulators’ efforts to maintain electric reliability in their service territories as electric usage increases may also impact the Companies’ future financial condition. The long-term future of the Utilities’ gas businesses depends upon the role that natural gas or other gaseous fuels will play in facilitating New York State’s and New York City’s climate goals. In addition, the impact and costs from climate change impacts on the Utilities’ systems and the success of the Utilities’ efforts to maintain system reliability and manage service interruptions resulting from severe weather may impact the Companies’ future financial condition, results of operations and liquidity. See “Federal Regulation,” "Environmental Matters - Clean Energy Future" and "Environmental Matters - Climate Change" in Item 1.

Con Edison Transmission

54	CON EDISON ANNUAL REPORT 2025

Con Edison Transmission, through its New York Transco partnership and jointly with the New York Power Authority (NYPA), is developing the Propel NY Energy transmission project, a 90-mile electric transmission project that is expected to increase high voltage transmission connections between Long Island and the rest of New York State. See the table under "Con Edison Transmission," below. Con Edison Transmission also participates in competitive solicitations to develop additional electric projects. The success of Con Edison Transmission’s efforts in these competitive solicitations and to grow its electric transmission portfolio may impact Con Edison’s future capital requirements

In January 2026, Con Edison Transmission completed the sale of approximately 40 percent of its approximately 6.6 percent interest in MVP to one of the founding members of MVP and expects to complete the sale of its remaining interest in MVP to another founding member during the first half of 2026 for total aggregate consideration of $357.5 million, subject to certain closing adjustments. Both Con Edison Transmission and CECONY are considering strategic alternatives with respect to their investments in Honeoye. See "Con Edison Transmission" in Item 1.

Certain financial data of Con Edison’s businesses are presented below:

	For the Year Ended December 31, 2025				At December 31, 2025
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$15,651	93%	$1,906	94%	$69,316	93%
O&R	1,265	7%	108	5%	4,420	6%
Total Utilities	16,916	100%	2,014	99%	73,736	99%
Con Edison Transmission	4	—%	14	1%	488	1%
Other (a)	(2)	—%	(5)	—%	379	1%
Total Con Edison	$16,918	100%	$2,023	100%	$74,603	101%
(a)Other includes the parent company, Con Edison’s tax equity interests, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note W and Note X to the financial statements in Item 8.

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, containing a broad range of tax reform provisions, including extending and modifying certain key provisions of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 (TCJA) and expanding certain incentives under the federal Inflation Reduction Act, as enacted on August 16, 2022 (IRA) while accelerating the phase-out of solar and wind credits. The Companies have assessed the potential impacts of the OBBBA and any such assessments may be impacted by future guidance to be issued by the Department of Treasury. However, based on management’s assessment, the provisions in the OBBBA are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.

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

Beginning in 2024, based on the existing statute, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. At December 31, 2025, Con Edison has a CAMT credit carryforward of $205 million ($213 million of which is for CECONY). For the year ended December 31, 2025, the Companies accrued a CAMT liability of $88 million ($109 million of which is for CECONY) before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

On February 18, 2026, the IRS and the Department of Treasury issued Notice 2026-7, that provides additional interim guidance regarding the application of the CAMT and allows the Companies to deduct certain repair expenditures as a reduction to the Companies’ modified GAAP net income. This interim guidance is retroactive to the beginning of the IRA provisions in calculating the Companies’ CAMT liability.

CON EDISON ANNUAL REPORT 2025	55

As a result of implementing these new guidelines, the Companies will file a quick refund claim by April 15, 2026 for the 2025 tax year and amend their federal tax return for the 2024 tax year. Con Edison expects to claim tax refunds from the IRS of approximately $45 million ($161 million for CECONY) and would reduce its CAMT credit carryover by approximately $181 million ($161 million for CECONY) and increase Con Edison’s general business credits carryforward by approximately $136 million. This guidance will significantly reduce the Companies’ CAMT liability going forward.

New York Legislation
In May 2025, New York adopted the 2025-2026 budget bill into law that included increases in payroll tax rates from 0.6 percent to 0.895 percent for CECONY and from 0.34 percent to 0.635 percent for O&R, effective July 1, 2025.

In April 2021, New York passed a law that increased the corporate franchise tax rate on business income from 6.5 percent to 7.25 percent, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875 percent, not to exceed a maximum tax liability of $5 million per taxpayer. New York requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax were scheduled to expire after 2023. In May 2023, New York passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for an additional three years, through tax year 2026 and extended the business capital tax through tax year 2026. New York also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. Con Edison was not subject to the higher tax rate of 7.25 percent in 2025 and does not expect to be subject to the higher tax rate in 2026.

56	CON EDISON ANNUAL REPORT 2025

Results of Operations
Net income for common stock and earnings per share for the years ended December 31, 2025 and 2024 were as follows:

(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share
	2025	2024	2025	2024
CECONY	$1,906	$1,748	$5.33	$5.05
O&R	108	104	0.30	0.30
Con Edison Transmission (a)	14	45	0.04	0.13
Other (b)	(5)	(77)	(0.01)	(0.22)
Con Edison (c)	$2,023	$1,820	$5.66	$5.26
(a)Net income for common stock and earnings per share for the year ended December 31, 2025 includes $9 million or $0.03 a share (after-tax) for accretion of the basis difference of Con Edison's equity investment in MVP. Net Income for common stock and earnings per share for the year ended December 31, 2025 also include $(10) million or $(0.03) a share (after-tax) for the impairment loss related to Con Edison’s investment in Honeoye. Net Income for common stock and earnings per share for the year ended December 31, 2025 also include $(7) million or $(0.02) a share (net of federal income taxes) for the remeasurement of deferred state income taxes related to the previously recorded impairment of MVP. Net Income for common stock and earnings per share for the year ended December 31, 2025 also includes $(12) million or $(0.03) a share (after-tax) for transaction costs associated with strategic alternatives review of Con Edison's equity investments in MVP and Honeoye. See “Investment in MVP” in Note A to the financial statements in Item 8.

Net income for common stock and earnings per share for the year ended December 31, 2024 includes $5 million or $0.01 a share (after-tax) for accretion of the basis difference of Con Edison's equity investment in MVP. See “Investment in MVP” in Note A to the financial statements in Item 8.

(b)    Other includes the parent company, Con Edison’s tax equity interests, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. Net Income for common stock and earnings per share for the year ended December 31, 2025 also includes $3 million or $0.01 a share (after-tax) for the gain on the sale of an interest in a solar electric production project. Net income for common stock for the year ended December 31, 2025 also includes $1 million (after-tax) for an adjustment related to the sale of all of the stock of the Clean Energy Businesses and $1 million (after-tax) on the effects of HLBV accounting for tax equity interests in certain renewable electric projects. See Note X to the financial statements in Item 8.

Net income for common stock and earnings per share for the year ended December 31, 2024 includes $(46) million (after-tax) or $(0.13) a share (after-tax) for adjustments related to the sale of all of the stock of the Clean Energy Businesses. Net income for common stock and earnings per share for the year ended December 31, 2024 also includes $(3) million (after-tax) or $(0.01) a share (after-tax) of income tax impact on the effects of HLBV accounting for tax equity interests in certain renewable electric projects. Impact of the sale of the Clean Energy Businesses on the changes in state unitary tax apportionments (net of federal taxes) for the year ended December 31, 2024 is $(3 million) or $(0.01) per share. See Note X to the financial statements in Item 8.

(c)    Earnings per share on a diluted basis were $5.64 a share and $5.24 a share in 2025 and 2024, respectively. See "Earnings Per Common Share" in Note A to the financial statements in Item 8.

The following table presents the estimated effect of major factors on earnings per share and net income for common stock for the year ended December 31, 2025 as compared with 2024.

CON EDISON ANNUAL REPORT 2025	57

Variation for the Year Ended December 31, 2025 vs. 2024
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$97	$0.28
Higher income from allowance for funds used during construction	31	0.09
Higher gas rate base	20	0.06
Lower other corporate expenses	3	0.01
Dilutive effect of issuance of common shares	—	(0.18)
Higher interest expense	(38)	(0.11)
Impact of the May 2024 NYSPSC order denying CECONY's request to capitalize costs to implement its new customer billing and information system	37	0.11
Other	8	0.02
Total CECONY	158	0.28
O&R (a)
Gas base rate increase	10	0.03
Higher interest expense on long-term debt	(6)	(0.02)
Other	—	(0.01)
Total O&R	4	—
Con Edison Transmission
Transaction costs associated with the strategic alternatives review of Con Edison's equity investments in MVP and Honeoye	(12)	(0.03)
Impairment loss related to investment in Honeoye	(10)	(0.03)
Remeasurement of deferred state income taxes related to the previously recorded impairment of MVP	(7)	(0.02)
Income tax adjustment in 2024 due to AFUDC from MVP	(5)	(0.02)
Accretion of the basis difference of Con Edison's equity investment in MVP	4	0.02
Other	(1)	(0.01)
Total Con Edison Transmission	(31)	(0.09)
Other, including parent company expenses (b)
Loss (gain) and other impacts related to the sale of the Clean Energy Businesses	51	0.14
Lower accrued commitment to Consolidated Edison Foundation, Inc.	9	0.03
Lower taxes other than income taxes	5	0.01
HLBV effects	4	0.01
Gain on the sale of an interest in a solar electric production project	3	0.01
Other	—	0.01
Total Other, including parent company expenses	72	0.21
Total Reported (GAAP basis)	$203	$0.40

(a)Under the revenue decoupling mechanisms in the Utilities’ New York electric and gas rate plans revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved. The Utilities' gas and CECONY’s steam sales are subject to a weather normalization clause, as a result of which, delivery revenues reflect normal weather conditions during the heating season. In general, the Utilities recover on a current basis the fuel, gas purchased for resale and purchased power costs they incur in supplying energy to their full-service customers. Accordingly, such costs do not generally affect Con Edison’s results of operations.

(b)Other includes the parent company, Con Edison's tax equity interests, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note W to the financial statements in Item 8.

58	CON EDISON ANNUAL REPORT 2025

The Companies’ other operations and maintenance expenses for the years ended December 31, 2025 and 2024 were as follows:

(Millions of Dollars)	2025	2024
CECONY
Operations	$2,002	$1,918
Pensions and other postretirement benefits	28	138
Health care and other benefits	212	192
Regulatory fees and assessments (a)	467	461
Other (b)	685	644
Total CECONY	3,394	3,353
O&R	380	387
Con Edison Transmission	29	11
Other (c)	1	—
Total other operations and maintenance expenses	$3,804	$3,751
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments that are collected in revenues.
(b)Other includes the impact of the May 2024 NYSPSC order denying CECONY's request to capitalize costs to implement its new customer billing and information system in 2024 ($51 million).
(c)Other includes the parent company, Con Edison’s tax equity interests, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note X to the financial statements in Item 8.

Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. A discussion of the results of operations by principal business segment for the years ended December 31, 2025 and 2024 follows. For additional business segment financial information, see Note P to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2025	59

The Companies’ results of operations for the years ended December 31, 2025 and 2024 were:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Operating revenues	$15,651	$14,129	$1,265	$1,125	$4	$4	$(2)	$(2)	$16,918	$15,256
Purchased power	2,566	2,279	379	290	—	—	—	—	2,945	2,569
Fuel	261	170	—	—	—	—	—	—	261	170
Gas purchased for resale	770	524	129	75	—	—	—	—	899	599
Other operations and maintenance	3,394	3,353	380	387	29	11	1	—	3,804	3,751
Depreciation and amortization	2,193	2,037	127	117	1	1	—	—	2,321	2,155
Taxes, other than income taxes	3,655	3,173	96	95	—	—	6	12	3,757	3,280
Loss on sale of the Clean Energy Businesses	—	—	—	—	—	—	—	(62)	—	(62)
Gain on the sale of an interest in a solar electric production project	—	—	—	—	—	—	4	—	4	—
Operating income (loss)	$2,812	$2,593	$154	$161	$(26)	$(8)	$(5)	$(76)	$2,935	$2,670
Other income (deductions)	797	578	46	32	46	61	6	(16)	895	655
Net interest expense	1,159	1,109	65	60	—	—	9	18	1,233	1,187
Income before income tax expense (benefit)	2,450	2,062	135	133	20	53	(8)	(110)	2,597	2,138
Income tax expense (benefit)	544	314	27	29	9	8	(6)	(33)	574	318
Net income (loss)	$1,906	$1,748	$108	$104	$11	$45	$(2)	$(77)	$2,023	$1,820
Income (loss) attributable to non-controlling interest	—	—	—	—	3	—	(3)	—	—	—
Net income (loss) from common stock	$1,906	$1,748	$108	$104	$14	$45	$(5)	$(77)	$2,023	$1,820
(a) Other includes the parent company, Con Edison’s tax equity interests, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note X to the financial statements in Item 8.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

60	CON EDISON ANNUAL REPORT 2025

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

CECONY

	For the Year Ended December 31, 2025				For the Year Ended December 31, 2024
(Millions of Dollars)	Electric	Gas	Steam	2025 Total	Electric	Gas	Steam	2024 Total	2025-2024 Variation
Operating revenues	$11,670	$3,278	$703	$15,651	$10,717	$2,834	$578	$14,129	$1,522
Purchased power	2,525	—	41	2,566	2,248	—	31	2,279	287
Fuel	173	—	88	261	126	—	44	170	91
Gas purchased for resale	—	770	—	770	—	524	—	524	246
Other operations and maintenance	2,614	556	224	3,394	2,622	528	203	3,353	41
Depreciation and amortization	1,597	482	114	2,193	1,471	458	108	2,037	156
Taxes, other than income taxes	2,705	719	231	3,655	2,418	576	179	3,173	482
Operating income	$2,056	$751	$5	$2,812	$1,832	$748	$13	$2,593	$219
Electric
CECONY’s results of electric operations for the year ended December 31, 2025 compared with the year ended December 31, 2024 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	Variation
Operating revenues	$11,670	$10,717	$953
Purchased power	2,525	2,248	277
Fuel	173	126	47
Other operations and maintenance	2,614	2,622	(8)
Depreciation and amortization	1,597	1,471	126
Taxes, other than income taxes	2,705	2,418	287
Electric operating income	$2,056	$1,832	$224

CECONY’s electric sales and deliveries in 2025 compared with 2024 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2025	December 31, 2024	Variation	Percent Variation		December 31, 2025	December 31, 2024	Variation	Percent Variation
Residential/Religious (b)	12,437	11,890	547	4.6%		$4,569	$4,240	$329	7.8%
Commercial/Industrial	10,940	10,267	673	6.6		3,318	2,911	407	14.0
Retail choice customers	20,785	20,715	70	0.3		2,777	2,697	80	3.0
NYPA, Municipal Agency and other sales	9,636	9,555	81	0.8		910	876	34	3.9
Other operating revenues (c)	—	—	—	—		96	(7)	103	Large
Total	53,798	52,427	1,371	2.6%	(d)	$11,670	$10,717	$953	8.9%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 2.5 percent in 2025 compared with 2024.
Operating revenues increased $953 million in 2025 compared with 2024 primarily due to an increase in revenues from the electric rate plan ($584 million), higher purchased power expenses ($277 million) and higher fuel expenses ($47 million).

CON EDISON ANNUAL REPORT 2025	61

Purchased power expenses increased $277 million in 2025 compared with 2024 due to higher unit costs ($217 million) and higher purchased volume ($60 million).
Fuel expenses increased $47 million in 2025 compared with 2024 due to higher unit costs ($56 million), offset in part by lower purchased volumes from the company’s electric generating facilities ($9 million).
Other operations and maintenance expenses decreased $8 million in 2025 compared with 2024 primarily due to the impact of the May 2024 NYSPSC order denying CECONY's request to capitalize costs to implement its new customer billing and information system ($37 million), offset in part by higher costs for injuries and damages ($23 million) and an increase in municipal infrastructure support ($7 million).

Depreciation and amortization expenses increased $126 million in 2025 compared with 2024 primarily due to higher electric utility plant balances.
Taxes, other than income taxes increased $287 million in 2025 compared with 2024 primarily due to higher property taxes ($236 million), a lower deferral of under-collected property taxes ($31 million) and higher other taxes ($12 million).
Gas
CECONY’s results of gas operations for the year ended December 31, 2025 compared with the year ended December 31, 2024 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	Variation
Operating revenues	$3,278	$2,834	$444
Gas purchased for resale	770	524	246
Other operations and maintenance	556	528	28
Depreciation and amortization	482	458	24
Taxes, other than income taxes	719	576	143
Gas operating income	$751	$748	$3
CECONY’s gas sales and deliveries, excluding off-system sales, in 2025 compared with 2024 were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2025	December 31, 2024	Variation	Percent Variation		December 31, 2025	December 31, 2024	Variation	Percent Variation
Residential	52,015	44,280	7,735	17.5%		$1,352	$1,148	$204	17.8%
General	37,514	30,223	7,291	24.1		819	640	179	28.0
Firm transportation	79,874	71,521	8,353	11.7		965	914	51	5.6
Total firm sales and transportation	169,403	146,024	23,379	16.0	(b)	3,136	2,702	434	16.1
Interruptible sales	3,574	2,959	615	20.8%		28	28	—	—
NYPA	40,877	56,291	(15,414)	(27.4)		2	2	—	—
Generation plants	66,730	61,250	5,480	8.9		22	22	—	—
Other	18,408	18,680	(272)	(1.5)		40	38	2	5.3
Other operating revenues (c)	—	—	—	—		50	42	8	19.0
Total	298,992	285,204	13,788	4.8%		$3,278	$2,834	$444	15.7%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area increased 6.5 percent in 2025 compared with 2024.
(c)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues increased $444 million in 2025 compared with 2024 primarily due to higher gas purchased for resale expense ($246 million) and an increase in gas revenues under the company's gas rate plan ($185 million).
Gas purchased for resale increased $246 million in 2025 compared with 2024 due to higher unit costs ($236 million) and higher purchased volumes ($10 million).

62	CON EDISON ANNUAL REPORT 2025

Other operations and maintenance expenses increased $28 million in 2025 compared with 2024 primarily due to the higher gas operations maintenance activities ($12 million), total surcharges for assessments and fees that are collected in revenues from customers ($8 million) and higher uncollectible expenses ($6 million).
Depreciation and amortization expenses increased $24 million in 2025 compared with 2024 primarily due to higher gas utility plant balances.
Taxes, other than income taxes increased $143 million in 2025 compared with 2024 primarily due to a lower deferral of under-collected property taxes ($90 million), higher property taxes ($31 million) and higher state and local revenue taxes ($11 million).
Steam
CECONY’s results of steam operations for the year ended December 31, 2025 compared with the year ended December 31, 2024 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	Variation
Operating revenues	$703	$578	$125
Purchased power	41	31	10
Fuel	88	44	44
Other operations and maintenance	224	203	21
Depreciation and amortization	114	108	6
Taxes, other than income taxes	231	179	52
Steam operating income	$5	$13	$(8)
CECONY’s steam sales and deliveries in 2025 compared with 2024 were:

	Millions of Pounds Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2025	December 31, 2024	Variation	Percent Variation		December 31, 2025	December 31, 2024	Variation	Percent Variation
General	502	428	74	17.3%		$36	$31	$5	16.1%
Apartment house	5,303	4,880	423	8.7		199	162	37	22.8
Annual power	11,170	10,186	984	9.7		470	395	75	19.0
Other operating revenues (b)	—	—	—	—		(2)	(10)	8	80.0
Total	16,975	15,494	1,481	9.6%	(c)	$703	$578	$125	21.6%
(a)Revenues from steam sales are subject to a weather normalization clause, as a result of which, delivery revenues reflect normal weather conditions during the heating season.
(b)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(c)After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company’s service area decreased 3.4 percent in 2025 compared with 2024.
Operating revenues increased $125 million in 2025 compared with 2024 primarily due to the benefit from the steam rate plan ($67 million), higher fuel expenses ($44 million) and higher purchased power expenses ($10 million).
Purchased power expenses increased $10 million in 2025 compared with 2024 due to higher unit costs ($14 million), offset in part by lower purchased volumes ($4 million).
Fuel expenses increased $44 million in 2025 compared with 2024 due to higher unit costs ($38 million) and higher purchased volumes used from the company’s steam generating facilities ($6 million).
Other operations and maintenance expenses increased $21 million in 2025 compared with 2024 primarily due to higher steam operations maintenance activities ($9 million), higher costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($8 million) and higher total surcharges for assessments and fees that are collected in revenues from customers ($3 million).
Depreciation and amortization expenses increased $6 million in 2025 compared with 2024 primarily due to higher steam utility plant balances.
Taxes, other than income taxes increased $52 million in 2025 compared with 2024 primarily due to a lower deferral of under-collected property taxes ($50 million) and higher state and local revenue taxes ($2 million).

CON EDISON ANNUAL REPORT 2025	63

Taxes, Other Than Income Taxes
At $3,655 million, taxes other than income taxes remain one of CECONY’s largest operating expenses. The principal components of, and variations in, taxes other than income taxes were:

	For the Years Ended December 31,
(Millions of Dollars)	2025		2024		Variation
Property taxes	$3,004		$2,738		$266
State and local taxes related to revenue receipts	445		429		16
Payroll taxes	91		83		8
Other taxes (b)	115		(77)		192
Total	$3,655	(a)	$3,173	(a)	$482
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2025 and 2024 were $4,488 million and $3,915 million, respectively.
(b)Including the deferral of under-collected property taxes in 2025 and 2024 of $88 million and $83 million, respectively.

Other Income
Other income increased $219 million in 2025 compared with 2024 primarily due to higher credits associated with components of pension and other postretirement benefits other than service cost ($204 million) and an increase in AFUDC ($31 million), offset in part by a decrease in the revenue decoupling mechanism interest accrual ($7 million).
Net Interest Expense
Net interest expense increased $50 million in 2025 compared with 2024 primarily due to higher interest expense for long-term debt ($82 million), primarily attributable to timing of long-term debt issuances issued in 2024, offset in part by lower interest on commercial paper ($30 million) and a decrease in the carrying charges and interest on regulatory liability balances ($6 million).
Income Tax Expense
Income taxes increased $230 million in 2025 compared with 2024 primarily due to lower amortization of excess deferred federal income taxes ($153 million) and higher income before income tax expense ($102 million), offset in part by higher write-offs of uncollectible accounts ($19 million).

O&R

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
(Millions of Dollars)	Electric	Gas	2025 Total	Electric	Gas	2024 Total	2025-2024 Variation
Operating revenues	$934	$331	$1,265	$852	$273	$1,125	$140
Purchased power	379	—	379	290	—	290	89
Gas purchased for resale	—	129	129	—	75	75	54
Other operations and maintenance	297	83	380	306	81	387	(7)
Depreciation and amortization	87	40	127	82	35	117	10
Taxes, other than income taxes	62	34	96	62	33	95	1
Operating income	$109	$45	$154	$112	$49	$161	$(7)
Electric
O&R’s results of electric operations for the year ended December 31, 2025 compared with the year ended December 31, 2024 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	Variation
Operating revenues	$934	$852	$82
Purchased power	379	290	89
Other operations and maintenance	297	306	(9)
Depreciation and amortization	87	82	5
Taxes, other than income taxes	62	62	—
Electric operating income	$109	$112	$(3)

64	CON EDISON ANNUAL REPORT 2025

O&R’s electric sales and deliveries in 2025 compared with 2024 were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2025	December 31, 2024	Variation	Percent Variation		December 31, 2025	December 31, 2024	Variation	Percent Variation
Residential/Religious (b)	2,307	2,133	174	8.2%		$584	$474	$110	23.2%
Commercial/Industrial	1,118	965	153	15.9		210	167	43	25.7
Retail choice customers	2,234	2,522	(288)	(11.4)		159	198	(39)	(19.7)
Public authorities	116	114	2	1.8		15	12	3	25.0
Other operating revenues (c)	—	—	—	—		(34)	1	(35)	Large
Total	5,775	5,734	41	0.7%	(d)	$934	$852	$82	9.6%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 2.2 percent in 2025 compared with 2024.
Operating revenues increased $82 million in 2025 compared with 2024 primarily due to higher purchased power expenses ($89 million), offset in part by lower revenues from the New York electric rate plan ($7 million).

Purchased power expenses increased $89 million in 2025 compared with 2024 due to higher unit costs ($56 million) and higher purchased volumes ($33 million).

Other operations and maintenance expenses decreased $9 million in 2025 compared with 2024 primarily due to lower non-deferred storm costs.

Depreciation and amortization expenses increased $5 million in 2025 compared with 2024 primarily due to higher electric utility plant balances.
Gas
O&R’s results of gas operations for the year ended December 31, 2025 compared with the year ended December 31, 2024 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	Variation
Operating revenues	$331	$273	$58
Gas purchased for resale	129	75	54
Other operations and maintenance	83	81	2
Depreciation and amortization	40	35	5
Taxes, other than income taxes	34	33	1
Gas operating income	$45	$49	$(4)
O&R’s gas sales and deliveries, excluding off-system sales, in 2025 compared with 2024 were:

CON EDISON ANNUAL REPORT 2025	65

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Years Ended					For the Years Ended
Description	December 31, 2025	December 31, 2024	Variation	Percent Variation		December 31, 2025	December 31, 2024	Variation	Percent Variation
Residential	13,578	10,749	2,829	26.3%		$237	$166	$71	42.8%
General	2,980	1,767	1,213	68.6		40	21	19	90.5
Firm transportation	5,300	4,623	677	14.6		41	34	7	20.6
Total firm sales and transportation	21,858	17,139	4,719	27.5	(b)	318	221	97	43.9
Interruptible sales	3,630	3,712	(82)	(2.2)		7	7	—	—
Generation plants	2	10	(8)	(80.0)		—	—	—	—
Other	744	710	34	4.8		1	1	—	—
Other gas revenues	—	—	—	—		5	44	(39)	(88.6)
Total	26,234	21,571	4,663	21.6%		$331	$273	$58	21.2%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism, as a result of which, delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R’s service area increased 1.9 percent in 2025 compared with 2024.
Operating revenues increased $58 million in 2025 compared with 2024 primarily due to higher gas purchased for resale ($54 million) and higher revenues from the New York gas rate plan ($1 million).
Gas purchased for resale increased $54 million in 2025 compared with 2024 due to higher unit costs ($33 million) and higher purchased volumes ($21 million).

Depreciation and amortization expenses increased $5 million in 2025 compared with 2024 primarily due to higher gas utility plant balances.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2025 compared with 2024. The principal components of taxes, other than income taxes, were:

	For the Years Ended December 31,
(Millions of Dollars)	2025		2024		Variation
Property taxes	$72		$73		$(1)
State and local taxes related to revenue receipts	14		13		1
Payroll taxes	10		9		1
Total	$96	(a)	$95	(a)	$1
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2025 and 2024 were $134 million and $127 million, respectively.

Other Income
Other income increased $14 million in 2025 compared with 2024 primarily due to higher credits associated with components of pension and other postretirement benefits other than service cost ($14 million).
Net Interest Expense
Net interest expense increased $5 million in 2025 compared with 2024 primarily due to higher interest expense for long-term debt due to higher debt balances ($9 million).

Con Edison Transmission
Other Income (Deductions)
Other deductions decreased $15 million in 2025 compared with 2024 primarily due to transaction costs associated with the strategic alternatives review of Con Edison's equity investments in MVP and Honeoye ($17 million).

Other
Taxes, Other Than Income Taxes
Taxes, other than income taxes decreased $6 million in 2025 compared with 2024 primarily due to a decrease in the New York State Capital Tax ($7 million).

66	CON EDISON ANNUAL REPORT 2025

Other Income (Deductions)
Other income increased $22 million in 2025 compared with 2024 primarily due to the 2024 accrued commitment to the Consolidated Edison Foundation, Inc. ($12 million) and the effects of HLBV accounting for tax equity interests in certain renewable electric projects ($5 million).

Income Tax Expense
Income taxes increased $27 million in 2025 compared with 2024 primarily due to higher income before income tax expense ($21 million) and the absence of production tax credits in 2025 related to the Broken Bow II wind project ($6 million).

CON EDISON ANNUAL REPORT 2025	67

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

In November 2025, CECONY repaid at maturity $700 million pursuant to a 364-Day Senior Unsecured Delayed Draw Term Loan Credit Agreement entered into by the company in November 2024.

Also in November 2025, CECONY borrowed $500 million at a variable rate under a 364-Day Senior Unsecured Term Loan Credit Agreement entered into by the company in November 2025 (the CECONY Term Loan Credit Agreement). The term loan matures in November 2026. CECONY has the option to prepay the term loan issued under the CECONY Term Loan Credit Agreement prior to maturity.

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
Each of the Companies believes that it will be able to meet its reasonably likely short-term and long-term cash requirements. See “The Companies Require Access To Capital Markets To Satisfy Funding Requirements,” "Changes To Tax Laws Could Adversely Affect the Companies," “The Companies May be Adversely Affected by Changes to the Utilities’ Rate Plans,” “The Companies Face Risks Related to Health Epidemic And Other Outbreaks,” and “The Companies Also Face Other Risks That Are Beyond Their Control” in Item 1A, and “Capital Requirements and Resources” in Item 1.

68	CON EDISON ANNUAL REPORT 2025

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the years ended December 31, 2025 and 2024 are summarized as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)(b)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Operating activities	$4,529	$3,358	$249	$153	$53	$30	$(31)	$73	$4,800	$3,614
Investing activities	(4,800)	(4,923)	(445)	(321)	(50)	(29)	46	—	(5,249)	(5,273)
Financing activities	598	1,681	182	183	(7)	(3)	(27)	(64)	746	1,797
Net change for the period	327	116	(14)	15	(4)	(2)	(12)	9	297	138
Balance at beginning of period	1,254	1,138	38	23	23	25	18	9	1,333	1,195
Balance at end of period (c)	$1,581	$1,254	$24	$38	$19	$23	$6	$18	$1,630	$1,333
Less:Cash balances held for sale (a)	—	—	—	—	—	—	—	9	—	9
Balance at end of period excluding held for sale	$1,581	$1,254	$24	$38	$19	$23	$6	$9	$1,630	$1,324
(a) Other includes the parent company, Con Edison’s tax equity interests, consolidation adjustments and Broken Bow II, the deferred project held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note X to the financial statements in Item 8.
(b) Represents the consolidated results of operations of Con Edison and its businesses.
(c) See "Reconciliation of Cash, Temporary Cash Investments and Restricted Cash" in Note A to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2025	69

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

In general, the Utilities suspended service disconnections during the COVID-19 pandemic and have since resumed such activities in accordance with applicable law. At December 31, 2025, CECONY’s and O&R’s customer accounts receivables balances of $2,970 million and $120 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,427 million and $27 million, respectively. A continued slow recovery of accounts receivable balances has impacted and is expected to continue to impact the Companies’ liquidity. See “Aged Accounts Receivable Balances,” above.

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

Net cash flows from operating activities in 2025 for Con Edison were $1,186 million higher than in 2024. The changes in net cash flows for Con Edison primarily reflect:
•a decrease in taxes receivable of $278 million;
•an increase in other current liabilities of $264 million;
•lower accounts receivable – customers, net of $233 million;
•an increase in accounts payable of $162 million;
•lower net deferred charges, noncurrent assets, leases, net and other regulatory assets balances of $49 million;
•a decrease in prepayments of $39 million;
•an increase in accrued taxes of $38 million; and
•a change in distribution from equity investments $35 million.

Net cash flows from operating activities in 2025 for CECONY were $1,171 million higher than in 2024. The changes in net cash flows for CECONY primarily reflect:
•a decrease in accounts receivable from (to) affiliated companies of $552 million;
•an increase in other current liabilities of $275 million;
•lower accounts receivable – customers, net of $241 million; and
•an increase in accounts payable of $143 million.

The change in net cash flows also reflects the timing of payments for and recovery of energy costs. This timing is reflected within changes to accounts receivable – customers, recoverable and refundable energy costs within other regulatory assets and liabilities and accounts payable balances.
Cash Flows Used in Investing Activities
The following table summarizes key components of Con Edison's cash flows used in investing activities for the years ended December 31, 2025 and December 31, 2024.

70	CON EDISON ANNUAL REPORT 2025

	For the Year Ended December 31,
(Millions of Dollars)	2025	2024	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(4,764)	$(4,770)	$6
Cost of removal less salvage	(481)	(474)	(7)
Non-utility capital expenditures	—	(1)	1
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	45	—	45
Other investing activities	(49)	(28)	(21)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(5,249)	$(5,273)	$24

Net cash flows used in investing activities for Con Edison were $24 million lower in 2025 than in 2024. The change for Con Edison primarily reflects:
•the proceeds from the sale of Broken Bow II, net of cash and cash equivalents sold in 2025 of $45 million;
Offset in part by
•an increase in other investing activities of ($21 million).

The following table summarizes key components of CECONY's cash flows used in investing activities for the years ended December 31, 2025 and December 31, 2024.

	For the Year Ended December 31,
(Millions of Dollars)	2025	2024	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(4,331)	$(4,456)	$125
Cost of removal less salvage	(469)	(467)	(2)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(4,800)	$(4,923)	$123

Net cash flows used in investing activities for CECONY were $123 million lower in 2025 than in 2024. The change for CECONY primarily reflects:
•a decrease in utility capital expenditures of $125 million;
Offset in part by
•higher cost of removal less salvage of ($2 million).

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

Cash Flows From Financing Activities
The following table summarizes key components of Con Edison's cash flows from financing activities for the years ended December 31, 2025 and December 31, 2024.

	For the Year Ended December 31,
(Millions of Dollars)	2025	2024	Variance
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	$(895)	$(118)	$(777)
Issuance of short-term debt (Maturities greater than 90 days)	300	—	300
Borrowing under term loan	200	500	(300)
Repayment of term loan	(200)	—	(200)
Issuance of long-term debt	1,150	2,975	(1,825)
Retirement of long-term debt	—	(477)	477
Debt issuance costs	(15)	(43)	28
Common stock dividends	(1,166)	(1,100)	(66)
Issuance of common shares - public offering	1,308	—	1,308
Issuance of common shares for stock plans	64	60	4
NET CASH FLOWS FROM FINANCING ACTIVITIES	$746	$1,797	$(1,051)

Net cash flows from financing activities for Con Edison were $1,051 million lower for the year ended December 31, 2025 compared with the 2024 period and reflect the following transactions:

CON EDISON ANNUAL REPORT 2025	71

•a decrease in long-term debt issuances of $1,825 million (reflecting a CECONY issuance of $900 million aggregate principal amount of debentures in November 2025 and an O&R issuance of $250 million aggregate principal amount of debentures in September 2025);
•an increase in the net payment of short-term debt (maturities 90 days or less) of $777 million; and
•a decrease in term loan borrowings of $300 million, see Note D to the financial statements in Item 8;
Offset in part by
•an increase in the issuance of common shares of ($1,308 million); and
•a decrease in the retirement of long-term debt of ($477 million).

Con Edison’s cash flows from financing activities in 2025 and 2024 also reflect the proceeds, and reduction in cash used for reinvested dividends, resulting from the issuance of common shares under the company’s dividend reinvestment, stock purchase and long term incentive plans of $112 million and $109 million, respectively.

The following table summarizes key components of CECONY's cash flows from (used in) financing activities for the years ended December 31, 2025 and December 31, 2024.

	For the Year Ended December 31,
(Millions of Dollars)	2025	2024	Variance
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	$(754)	$(209)	$(545)
Issuance of short-term debt (Maturities greater than 90 days)	300	—	300
Borrowing under term loan	200	500	(300)
Repayment of term loan	(200)	—	(200)
Issuance of long-term debt	900	2,850	(1,950)
Retirement of long-term debt	—	(475)	475
Debt issuance costs	(14)	(42)	28
Capital contribution by Con Edison	1,300	130	1,170
Dividend to Con Edison	(1,134)	(1,073)	(61)
NET CASH FLOWS FROM FINANCING ACTIVITIES	$598	$1,681	$(1,083)

Net cash flows from financing activities for CECONY were $1,083 million lower for the year ended December 31, 2025 compared with the 2024 period and reflect the following transactions:
•a decrease in long-term debt issuances of $1,950 million (reflecting an issuance of $900 million aggregate principal amount of debentures in November 2025);
•an increase in the net payment of short-term debt (maturities 90 days or less) of $545 million; and
•a decrease in term loan borrowings of $300 million, see Note D to the financial statements in Item 8;
Offset in part by
•an increase in contributed equity from Con Edison of ($1,170 million); and
•a decrease in the retirement of long-term debt of ($475 million).

The following table summarizes key components of O&R's cash flows from financing activities for the years ended December 31, 2025 and December 31, 2024.

	For the Year Ended December 31,
(Millions of Dollars)	2025	2024	Variance
FINANCING ACTIVITIES
Net issuance (payment) of short-term debt	$(108)	$82	$(190)
Issuance of long-term debt	250	125	125
Debt issuance costs	(2)	(1)	(1)
Capital contribution by Con Edison	110	45	65
Dividend to Con Edison	(68)	(68)	—
NET CASH FLOWS FROM FINANCING ACTIVITIES	$182	$183	$(1)

Net cash flows from financing activities for O&R were $1 million lower for the year ended December 31, 2025 compared with the 2024 period and reflect the following transactions:
•a decrease in the net issuance (payment) of short-term debt of $190 million;
Offset in part by
•an increase in long-term debt issuance of ($125 million) (reflecting an issuance of $250 million aggregate principal amount of debentures in September 2025); and
•an increase in contributed equity from Con Edison of ($65 million).

72	CON EDISON ANNUAL REPORT 2025

Cash flows from financing activities of the Companies also reflect commercial paper issuance and repayments. The commercial paper amounts outstanding at December 31, 2025 and 2024 and the average daily balances for 2025 and 2024 for Con Edison and CECONY were as follows:

	2025		2024
(Millions of Dollars, except Weighted Average Yield)	Outstanding at December 31	Daily average	Outstanding at December 31	Daily average
Con Edison	$1,575	$804	$2,170	$1,842
CECONY	$1,240	$430	$1,694	$1,393
Weighted average yield	3.9%	4.5%	4.7%	5.4%
Common stock issuances and external borrowings are sources of liquidity that could be affected by changes in credit ratings, financial performance and capital market conditions. For information about the Companies’ credit ratings and certain financial ratios, see “Capital Requirements and Resources” in Item 1.

Capital Requirements and Resources
For information about capital requirements, contractual obligations and capital resources, see “Capital Requirements and Resources” in Item 1.

Assets, Liabilities and Equity
The Companies’ assets, liabilities and equity at December 31, 2025 and 2024 are summarized as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
ASSETS
Current assets	$6,433	$6,298	$337	$385	$21	$26	$(41)	$(45)	$6,750	$6,664
Investments	725	684	22	23	462	419	4	—	1,213	1,126
Net plant	51,861	48,983	3,540	3,166	3	17	(1)	(1)	55,403	52,165
Other noncurrent assets	10,297	9,685	521	486	2	7	417	429	11,237	10,607
Total Assets	$69,316	$65,650	$4,420	$4,060	$488	$469	$379	$383	$74,603	$70,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$5,944	$5,559	$396	$467	$18	$7	$256	$400	$6,614	$6,433
Noncurrent liabilities	17,275	16,711	1,242	1,209	(61)	(65)	(208)	(339)	18,248	17,516
Long-term debt	24,060	23,409	1,491	1,242	—	—	—	—	25,551	24,651
Equity	22,037	19,971	1,291	1,142	531	527	331	322	24,190	21,962
Total Liabilities and Equity	$69,316	$65,650	$4,420	$4,060	$488	$469	$379	$383	$74,603	$70,562
(a) Other includes the parent company, Con Edison’s tax equity interests, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note X to the financial statements in Item 8.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at December 31, 2025 were $135 million higher than at December 31, 2024. The change in current assets primarily reflects an increase in cash and temporary cash investments ($327 million), customer accounts receivable, net of allowance for uncollectible accounts ($128 million) (see "Aged Accounts Receivable Balances,” above), offset in part by a decrease in accounts receivable from affiliated companies ($314 million).

Net plant at December 31, 2025 was $2,878 million higher than at December 31, 2024. The change in net plant primarily reflects an increase in electric ($3,106 million), gas ($917 million) and steam ($73 million) plant balances and an increase in construction work in progress ($79 million), offset in part by an increase in accumulated depreciation ($1,002 million) and a decrease in general ($294 million) plant balances.

Other noncurrent assets at December 31, 2025 were $612 million higher than at December 31, 2024. The change in other noncurrent assets primarily reflects an increase in the pensions and retiree benefits ($414 million), revenue taxes ($94 million) and environmental investigation and remediation costs ($35 million). See Notes B, E, and F to the financial statements in Item 8.

CON EDISON ANNUAL REPORT 2025	73

Current liabilities at December 31, 2025 were $385 million higher than at December 31, 2024. The change in current liabilities primarily reflects an increase in long-term debt due within a year ($250 million), deferred derivative gains ($130 million) and refundable energy costs ($35 million). See Note B to the financial statements in Item 8.

Other noncurrent liabilities at December 31, 2025 were $564 million higher than at December 31, 2024. The change in other noncurrent liabilities primarily reflects an increase in the deferred income taxes and unamortized investment tax credits ($581 million), offset in part by a decrease in net unbilled revenue deferrals ($39 million). See Note B to the financial statements in Item 8.

Long-term debt at December 31, 2025 was $651 million higher than at December 31, 2024. The change in long-term debt primarily reflects the 2025 issuances of debentures ($900 million), offset in part by reclassification of long-term debt to long term debt due within a year ($250 million). See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the financial statements in Item 8.

Equity at December 31, 2025 was $2,066 million higher than at December 31, 2024. The change in equity primarily reflects net income for the year ended December 31, 2025 ($1,906 million), capital contributions from Con Edison ($1,300 million) in 2025 and a change in stock awards ($7 million), offset in part by common stock dividends to Con Edison ($1,134 million) in 2025 and an other comprehensive loss ($13 million).

O&R
Current assets at December 31, 2025 were $48 million lower than at December 31, 2024. The change in current assets primarily reflects a decrease in regulatory assets ($28 million) and accounts receivable from affiliated companies ($22 million).

Net plant at December 31, 2025 was $374 million higher than at December 31, 2024. The change in net plant primarily reflects an increase in electric ($176 million), gas ($86 million) and general ($19 million) plant balances and construction work in progress ($171 million), offset in part by an increase in accumulated depreciation ($78 million).

Other noncurrent assets at December 31, 2025 were $35 million higher than at December 31, 2024. The change in other noncurrent assets primarily reflects an increase in pension and retiree benefits ($24 million), fair value of derivative assets ($7 million) and other deferred charges and noncurrent assets ($4 million).

Current liabilities at December 31, 2025 were $71 million lower than at December 31, 2024. The change in current liabilities primarily reflects a decrease in notes payable ($108 million) and regulatory liabilities ($18 million), offset in part by an increase in accounts payable ($50 million) and accrued taxes to affiliated companies ($5 million).

Noncurrent liabilities at December 31, 2025 were $33 million higher than at December 31, 2024. The change in noncurrent liabilities primarily reflects an increase in deferred income taxes and unamortized investment tax credits ($29 million) and other deferred credits and noncurrent liabilities ($22 million), offset in part by an decrease in regulatory liabilities ($11 million) and fair value of derivative liabilities ($10 million).

Long-term debt at December 31, 2025 was $249 million higher than at December 31, 2024. The change in long-term debt primarily reflects the 2025 issuance of debentures ($250 million). See "Liquidity and Capital Resources - Cash Flows From Financing Activities" above and Note C to the financial statements in Item 8.

Equity at December 31, 2025 was $149 million higher than at December 31, 2024. The change in equity primarily reflects net income for the year ended December 31, 2025 ($108 million) and capital contributions from Con Edison ($110 million) in 2025, offset in part by common stock dividends to Con Edison ($68 million) in 2025 and an other comprehensive loss ($1 million).

74	CON EDISON ANNUAL REPORT 2025

Con Edison Transmission
Investments at December 31, 2025 were $43 million higher than at December 31, 2024. The increase in investments reflects additional investment in New York Transco ($45 million).

Net Plant at December 31, 2025 were $14 million lower than at December 31, 2024. The decrease in net plant reflects the impairment loss related to investment in Honeoye ($13 million).

Current Liabilities at December 31, 2025 were $11 million higher than at December 31, 2024. The change in current liabilities primarily reflects transaction costs associated with the strategic alternatives review of Con Edison's equity investments in MVP and Honeoye ($17 million).

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
Accounting for Pensions and Other Postretirement Benefits
The Utilities provide pensions and other postretirement benefits to substantially all of their employees and retirees. Con Edison Transmission also provides such benefits to transferred employees who previously worked for the Utilities. The Companies account for these benefits in accordance with the accounting rules for retirement benefits. In addition, the Utilities apply the accounting rules for regulated operations to account for the regulatory treatment of these obligations (which, as described in Note B to the financial statements in Item 8, reconciles the amounts reflected in rates for the costs of the benefit to the costs actually incurred). In applying these accounting policies, the Companies have made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, discount rates, health care cost trends and future compensation. See Notes A, E and F to the financial statements in Item 8 for information about the Companies’ pension and other postretirement benefits, the actuarial assumptions, actual performance, amortization of investment and other actuarial gains and losses and calculated plan costs for 2025, 2024 and 2023.

The discount rate for determining the present value of future period benefit payments is determined using a model to match the durations of Aa rated (by either Moody’s or S&P) corporate bonds with the projected stream of benefit payments.

In determining the health care cost trend rate, the Companies review actual recent cost trends and projected future trends.
The cost of pension and other postretirement benefits in future periods will depend on actual returns on plan assets, assumptions for future periods, contributions and benefit experience. Con Edison’s and CECONY’s current estimates for 2026 are decreases, compared with 2025, in their pension and other postretirement benefits credits of $256 million and $243 million, respectively, largely driven by decreases in the discount rates used to determine plan liabilities. See Notes E and F to the financial statements in Item 8.

The following table illustrates the effect on 2026 pension and other postretirement costs of changing the critical actuarial assumptions, while holding all other actuarial assumptions constant:

CON EDISON ANNUAL REPORT 2025	75

Actuarial Assumption	Change in Assumption	Pension	Other Postretirement Benefits	Total
		(Millions of Dollars)
Increase in accounting cost:
Discount rate
Con Edison	(0.25)%	$35	$2	$37
CECONY	(0.25)%	$34	$1	$35
Expected return on plan assets
Con Edison	(0.25)%	$41	$3	$44
CECONY	(0.25)%	$39	$2	$41
Future compensation increases
Con Edison	0.50%	$28	$—	$28
CECONY	0.50%	$28	$—	$28
Health care trend rate
Con Edison	1.00%	$—	$12	$12
CECONY	1.00%	$—	$10	$10
Increase in projected benefit obligation:
Discount rate
Con Edison	(0.25)%	$373	$22	$395
CECONY	(0.25)%	$357	$19	$376
Future compensation increases
Con Edison	0.50%	$136	$—	$136
CECONY	0.50%	$133	$—	$133
Health care trend rate
Con Edison	1.00%	$—	$68	$68
CECONY	1.00%	$—	$58	$58
A 5 percentage point variation in the actual annual return in 2026, as compared with the expected annual asset return for pension and other postretirement benefits of 6.45 percent and 6.25 percent, respectively, would change pension and other postretirement benefit costs for Con Edison and CECONY by approximately $27 million and $26 million, respectively, in 2027.
Pension benefits are provided through a pension plan maintained by Con Edison to which CECONY, O&R and Con Edison Transmission may make contributions for their participating employees. Pension accounting by the Utilities includes an allocation of plan assets.
The Companies’ policy is to fund their pension and other postretirement benefit accounting costs to the extent tax deductible, and for the Utilities, to the extent these costs are recovered under their rate plans. The Companies were not required to make cash contributions to the pension plan in 2025 under funding regulations and tax laws. However, CECONY and O&R made discretionary contributions to the pension plan in 2025 of $53 million and $3 million, respectively. In 2026, CECONY and O&R expect to make contributions to the pension plan of $4 million each. See “Expected Contributions” in Notes E and F to the financial statements in Item 8.

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

76	CON EDISON ANNUAL REPORT 2025

The Utilities recover costs for asbestos lawsuits, workers’ compensation and environmental remediation pursuant to their rate plans. Generally, changes during the terms of the rate plans to the amounts accrued for these contingencies would not impact earnings.
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

Allowance for Uncollectible Accounts
The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. For the Utilities’ allowance for uncollectible accounts for customer accounts receivable, which includes accrued unbilled revenue, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, reconnection rates and current and aged customer accounts receivable balances, including final balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. The historical write-off rate was determined based on post-pandemic collections and write-off experience. From 2020 through 2025, Con Edison's and CECONY's allowances for uncollectible accounts increased from $70 million and $65 million, respectively, to $507 million and $500 million, respectively. See “The Companies May Be Adversely Affected By Changes To The Utilities’ Rate Plans” in Item 1A, “Aged Accounts Receivable Balances” in Item 7 and “Allowance for Uncollectible Accounts" in Note N to the financial statements in Item 8.

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

A 1 percent increase in the assumed inflation rate used to value the ARO liability as of December 31, 2025 would increase the liability by $29 million for Con Edison and CECONY.

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

CON EDISON ANNUAL REPORT 2025	77

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
Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the capital expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at December 31, 2025, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $10 million and $9 million, respectively. At December 31, 2024, Con Edison and CECONY estimated that a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $15 million and $12 million, respectively. Under CECONY’s electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.
Higher interest rates have resulted in increased interest expense on commercial paper, variable-rate debt and long-term debt issuances.
Commodity Price Risk
Con Edison’s commodity price risk primarily relates to the purchase and sale of electricity, gas and related derivative instruments. The Utilities apply risk management strategies to mitigate their related exposures. See Note Q to the financial statements in Item 8.
Con Edison estimates that, as of December 31, 2025, a 10 percent decline in market prices would result in a decline in fair value of $191 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $175 million is for CECONY and $16 million is for O&R. As of December 31, 2024, Con Edison estimated that a 10 percent decline in market prices would result in a decline in fair value of $150 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $137 million is for CECONY and $13 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

78	CON EDISON ANNUAL REPORT 2025

The Companies’ current investment policy for pension plan assets includes investment targets of 20 to 34 percent equity securities, 55 to 65 percent debt securities, 14 to 22 percent alternatives. At December 31, 2025, the pension plan investments consisted of 24 percent equity securities, 57 percent debt securities and 19 percent alternatives.
For the Utilities’ pension and other postretirement benefit plans, regulatory accounting treatment is generally applied in accordance with the accounting rules for regulated operations. In accordance with the Statement of Policy issued by the NYSPSC and its electric, gas and steam rate plans, CECONY defers for payment to or recovery from customers the difference between the pension and other postretirement benefit expenses and the amounts for such expenses reflected in rates. O&R also defers such difference pursuant to its New York rate plans.

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

CON EDISON ANNUAL REPORT 2025	79

Item 8:    Financial Statements and Supplementary Data

Financial Statements	Page
Supplementary Financial Information

Con Edison
Report of Management on Internal Control Over Financial Reporting	81
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	82
Consolidated Income Statement for the years ended December 31, 2025, 2024, and 2023	84
Consolidated Statement of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023	85
Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024, and 2023	86
Consolidated Balance Sheet at December 31, 2025 and 2024	87
Consolidated Statement of Shareholders' Equity for the years ended December 31, 2025, 2024, and 2023	89
Consolidated Statement of Capitalization at December 31, 2025 and 2024	90

CECONY
Report of Management on Internal Control Over Financial Reporting	93
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	94
Consolidated Income Statement for the years ended December 31, 2025, 2024, and 2023	96
Consolidated Statement of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023	97
Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024, and 2023	98
Consolidated Balance Sheet at December 31, 2025 and 2024	99
Consolidated Statement of Shareholder’s Equity for the years ended December 31, 2025, 2024, and 2023	101
Consolidated Statement of Capitalization at December 31, 2025 and 2024	102

Notes to the Financial Statements	105
Note A - Summary of Significant Accounting Policies and Other Matters	106
Note B - Regulatory Matters	112
Note C - Capitalization	130
Note D - Short-Term Borrowing	131
Note E - Pension Benefits	132
Note F - Other Postretirement Benefits	138
Note G - Environmental Matters	143
Note H - Material Contingencies	145
Note I - Electricity and Gas Purchase Agreements	145
Note J - Leases	147
Note K - Goodwill	148
Note L - Income Tax	149
Note M - Revenue Recognition	154
Note N - Current Expected Credit Losses	155
Note O - Stock-Based Compensation	156
Note P - Financial Information by Business Segment	160
Note Q - Derivative Instruments and Hedging Activities	163
Note R - Fair Value Measurements	165
Note S - Variable Interest Entities	167
Note T - Asset Retirement Obligations	168
Note U - Related Party Transactions	169
Note V - New Financial Accounting Standards	170
Note W - Dispositions	170
Note X - Held-for-Sale Treatment of the Clean Energy Businesses	172

Financial Statement Schedules
Con Edison
Schedule I - Condensed Financial Information of Consolidated Edison, Inc. at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024, and 2023	174
All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

80	CON EDISON ANNUAL REPORT 2025

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2025, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Timothy P. Cawley
Timothy P. Cawley
Chairman, President and Chief Executive Officer

/s/ Kirkland B. Andrews
Kirkland B. Andrews
Senior Vice President and Chief Financial Officer
February 19, 2026

CON EDISON ANNUAL REPORT 2025	81

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Consolidated Edison, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Consolidated Edison, Inc. and its subsidiaries (the “Company”) as listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

82	CON EDISON ANNUAL REPORT 2025

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

Accounting for the Effects of Regulatory Matters

As described in Notes A and B to the consolidated financial statements, the Company applies the accounting rules for regulated operations, which specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. As of December 31, 2025, there were $5,702 million of deferred costs included in regulatory assets and $5,623 million of regulatory liabilities awaiting potential refund or future rate reductions. Under regulatory accounting rules, if it is probable that incurred costs will be recovered in the future, those costs would be recorded as deferred charges or “regulatory assets.” Similarly, if revenues are recorded for costs expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.” The Company’s regulatory assets and liabilities are recoverable from customers, or to be applied for customer benefit, in accordance with rate provisions that have been approved by state regulators.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are (i) the significant judgment by management in determining the recoverability of certain regulatory assets and (ii) a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to the recognition of regulatory assets and regulatory liabilities, including evaluating management’s judgments relating to the recoverability of certain regulatory assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings and the implementation of new regulatory orders or changes to existing regulatory balances. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment of impacts arising from correspondence with regulators and changes in laws and regulations; (ii) evaluating management’s judgments related to the recoverability of regulatory assets and the establishment of regulatory liabilities; and (iii) recalculating regulatory assets and liabilities based on provisions and formulas outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 19, 2026

We have served as the Company’s auditor since 1938.

CON EDISON ANNUAL REPORT 2025	83

Consolidated Edison, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars/Except Share Data)	2025	2024	2023
OPERATING REVENUES
Electric	$12,602	$11,568	$10,835
Gas	3,610	3,107	3,127
Steam	703	578	569
Non-utility	3	3	132
TOTAL OPERATING REVENUES	16,918	15,256	14,663
OPERATING EXPENSES
Purchased power	2,945	2,569	2,541
Fuel	261	170	282
Gas purchased for resale	899	599	829
Other operations and maintenance	3,804	3,751	3,606
Depreciation and amortization	2,321	2,155	2,031
Taxes, other than income taxes	3,757	3,280	3,043
TOTAL OPERATING EXPENSES	13,987	12,524	12,332
Gain (Loss) on sale of the Clean Energy Businesses	—	(62)	865
Gain on the sale of an interest in a solar electric production project	4	—	—
OPERATING INCOME	2,935	2,670	3,196
OTHER INCOME (DEDUCTIONS)
Investment income	63	62	62
Other income	837	635	834
Allowance for equity funds used during construction	69	38	26
Other deductions	(74)	(80)	(92)
TOTAL OTHER INCOME	895	655	830
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	3,830	3,325	4,026
INTEREST EXPENSE (INCOME)
Interest on long-term debt	1,176	1,084	962
Other interest expense	119	166	113
Allowance for borrowed funds used during construction	(62)	(63)	(52)
NET INTEREST EXPENSE	1,233	1,187	1,023
INCOME BEFORE INCOME TAX EXPENSE	2,597	2,138	3,003
INCOME TAX EXPENSE	574	318	487
NET INCOME	$2,023	$1,820	$2,516
Loss attributable to non-controlling interest	—	—	(3)
NET INCOME FOR COMMON STOCK	$2,023	$1,820	$2,519
Net income per common share - basic	$5.66	$5.26	$7.25
Net income per common share - diluted	$5.64	$5.24	$7.21
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	357.4	346.0	347.7
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	358.7	347.3	349.3
The accompanying notes are an integral part of these financial statements.

84	CON EDISON ANNUAL REPORT 2025

Consolidated Edison, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
NET INCOME	$2,023	$1,820	$2,516
LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	—	—	3
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(14)	7	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(14)	7	—
COMPREHENSIVE INCOME	$2,009	$1,827	$2,519
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2025	85

Consolidated Edison, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$2,023	$1,820	$2,516
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	2,321	2,155	2,031
Deferred income taxes	590	416	132
Rate case amortization and accruals	258	201	92
Net derivatives losses	—	—	12
Pre-tax loss (gain) on sale of the Clean Energy Businesses	—	62	(865)
Other non-cash items, net	(55)	(85)	(93)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	(30)	(263)	(275)
Unbilled revenue and net unbilled revenue deferrals	15	75	(48)
Other receivables, net and other current assets	(33)	71	140
Taxes receivable	134	(144)	3
Prepayments	64	25	(200)
Accounts payable	161	(1)	(285)
Pensions and retiree benefits obligations, net	(582)	(284)	(179)
Pensions and retiree benefits contributions	(61)	(26)	(33)
Accrued taxes	33	(5)	(13)
Accrued interest	24	28	(7)
Superfund and other environmental costs, net	(22)	(43)	(12)
Distributions from equity investments	70	35	31
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(721)	(797)	(1,200)
Deferred credits, noncurrent liabilities and other regulatory liabilities	448	475	196
Other current liabilities	163	(101)	213
NET CASH FLOWS FROM OPERATING ACTIVITIES	4,800	3,614	2,156
INVESTING ACTIVITIES
Utility capital expenditures	(4,764)	(4,770)	(4,353)
Cost of removal less salvage	(481)	(474)	(387)
Non-utility capital expenditures	—	(1)	(141)
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	45	—	3,927
Other investing activities	(49)	(28)	(49)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(5,249)	(5,273)	(1,003)
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	(895)	(118)	(202)
Issuance of short-term debt (Maturities greater than 90 days)	300	—	—
Borrowing under term loan	200	500	200
Repayment of term loan	(200)	—	(750)
Issuance of long-term debt	1,150	2,975	2,050
Retirement of long-term debt	—	(477)	(710)
Debt issuance costs	(15)	(43)	(32)
Common stock dividends	(1,166)	(1,100)	(1,096)
Issuance of common shares - public offering	1,308	—	—
Issuance of common shares for stock plans	64	60	56
Repurchase of common shares	—	—	(1,000)
Distribution to noncontrolling interest	—	—	(4)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	746	1,797	(1,488)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	297	138	(335)
BALANCE AT BEGINNING OF PERIOD	1,333	1,195	1,530
BALANCE AT END OF PERIOD	$1,630	$1,333	$1,195
LESS: CASH AND RESTRICTED CASH BALANCES HELD FOR SALE	—	9	5
BALANCE AT END OF PERIOD EXCLUDING HELD FOR SALE	$1,630	$1,324	$1,190

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid (received) during the period for:
Interest, net of capitalized interest	$1,147	$1,072	$987
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$794	$501	$598
Issuance of common shares for dividend reinvestment	$48	$49	$31
Equipment acquired but unpaid as of end of period	$—	$6	$11

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2025	86

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions)	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,629	$1,324
Accounts receivable – customers, net allowance for uncollectible accounts of $507 and $620 in 2025 and 2024, respectively	2,583	2,440
Other receivables, net allowance for uncollectible accounts of $35 and $41 in 2025 and 2024, respectively	232	292
Taxes receivable	11	145
Accrued unbilled revenue	821	848
Fuel oil, gas in storage, materials and supplies, at average cost	530	485
Prepayments	381	445
Regulatory assets	103	141
Revenue decoupling mechanism receivable	213	202
Fair value of derivative assets	86	15
Assets held for sale	—	133
Other current assets	161	194
TOTAL CURRENT ASSETS	6,750	6,664
INVESTMENTS	1,213	1,126
UTILITY PLANT, AT ORIGINAL COST
Electric	44,488	41,206
Gas	16,127	15,127
Steam	3,260	3,187
General	4,576	4,851
TOTAL	68,451	64,371
Less: Accumulated depreciation	16,463	15,384
Net	51,988	48,987
Construction work in progress	3,414	3,165
NET UTILITY PLANT	55,402	52,152
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $25 in 2025 and 2024	1	12
Construction work in progress	—	1
NET PLANT	55,403	52,165
OTHER NONCURRENT ASSETS
Goodwill	406	408
Regulatory assets	5,599	5,523
Pension and retiree benefits	4,227	3,791
Operating lease right-of-use asset	489	493
Fair value of derivative assets	126	27
Other deferred charges and noncurrent assets	390	365
TOTAL OTHER NONCURRENT ASSETS	11,237	10,607
TOTAL ASSETS	$74,603	$70,562
The accompanying notes are an integral part of these financial statements.

87	CON EDISON ANNUAL REPORT 2025

Consolidated Edison, Inc.
Consolidated Balance Sheet

(Millions)	December 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$—
Term loan	500	500
Notes payable	1,575	2,170
Accounts payable	1,947	1,676
Customer deposits	498	412
Accrued taxes	104	70
Accrued interest	223	199
Accrued wages	140	127
Fair value of derivative liabilities	46	52
Regulatory liabilities	249	102
System benefit charge	415	447
Operating lease liabilities	123	118
Liabilities held for sale	—	79
Other current liabilities	544	481
TOTAL CURRENT LIABILITIES	6,614	6,433
NONCURRENT LIABILITIES
Provision for injuries and damages	201	181
Pensions and retiree benefits	564	551
Superfund and other environmental costs	1,079	1,037
Asset retirement obligations	478	453
Fair value of derivative liabilities	8	96
Deferred income taxes and unamortized investment tax credits	9,619	8,874
Operating lease liabilities	377	386
Regulatory liabilities	5,374	5,444
Other deferred credits and noncurrent liabilities	548	494
TOTAL NONCURRENT LIABILITIES	18,248	17,516
LONG-TERM DEBT	25,551	24,651
COMMITMENTS, CONTINGENCIES, AND GUARANTEES (Note B, Note G, and Note H)
SHAREHOLDERS' EQUITY
Common stock, $0.10 par value, 500 shares authorized, shares outstanding of 361 and 347, respectively	39	38
Treasury stock, $0.10 par value, 34 shares	(2,017)	(2,017)
Additional paid-in-capital	11,436	9,986
Retained earnings	14,857	14,048
Accumulated other comprehensive income	15	29
Capital stock expense	(140)	(122)
TOTAL SHAREHOLDERS' EQUITY	24,190	21,962
TOTAL LIABILITIES AND EQUITY	$74,603	$70,562
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2025	88

Consolidated Edison, Inc.
Consolidated Statement of Shareholders' Equity

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
	Shares	Amount			Shares	Amount				Total
BALANCE AS OF DECEMBER 31, 2022	355	$37	$9,803	$11,985	23	($1,038)	($122)	$22	$202	$20,889
Net income (loss)				2,519					(3)	2,516
Common stock dividends ($3.24 per share)				(1,127)						(1,127)
Issuance of common shares for stock plans	1		89							89
Common stock repurchases	(11)		(31)		11	(979)				(1,010)
Distributions to noncontrolling interests									(4)	(4)
Disposal of the Clean Energy Businesses									(195)	(195)
BALANCE AS OF DECEMBER 31, 2023	345	$37	$9,861	$13,377	34	($2,017)	($122)	$22	$—	$21,158
Net income				1,820						1,820
Common stock dividends ($3.32 per share)				(1,149)						(1,149)
Issuance of common shares for stock plans	2	1	112							113
Other comprehensive income								7		7
Stock Awards			13							13
BALANCE AS OF DECEMBER 31, 2024	347	$38	$9,986	$14,048	34	($2,017)	($122)	$29	$—	$21,962
Net income				2,023						2,023
Common stock dividends ($3.40 per share)				(1,214)						(1,214)
Issuance of common shares - public offering	13		1,326				(18)			1,308
Issuance of common shares for stock plans	1	1	116							117
Other comprehensive loss								(14)		(14)
Stock Awards			8							8
BALANCE AS OF DECEMBER 31, 2025	361	$39	$11,436	$14,857	34	($2,017)	($140)	$15	$—	$24,190

The accompanying notes are an integral part of these financial statements.

89	CON EDISON ANNUAL REPORT 2025

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

	Shares outstanding December 31,		At December 31,
(In Millions)	2025	2024	2025	2024
TOTAL SHAREHOLDERS' EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE INCOME	361	347	$24,175	$21,933
Pension and other postretirement benefit plan liability adjustments, net of taxes			16	30
Unrealized losses on derivatives qualified as cash flow hedges, less reclassification adjustment for gains (losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			(1)	(1)
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES			15	29
Total Shareholders' Equity (See Consolidated Statement of Shareholders' Equity)			$24,190	$21,962
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2025	90

Consolidated Edison, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2025	2024
DEBENTURES:
2026	2.90		2016B	$250	$250
2027	6.50		1997F	80	80
2027	3.125		2017B	350	350
2027	4.254	(a)	2024C	350	350
2028	3.80		2018A	300	300
2028	4.00		2018D	500	500
2029	2.94		2019B	44	44
2030	3.35		2020A	600	600
2030	2.02		2020A	35	35
2031	2.40		2021A	900	900
2031	2.31		2021A	45	45
2032	5.70		2022A	100	100
2033	5.875		2003A	175	175
2033	5.10		2003C	200	200
2033	5.20		2023A	500	500
2034	5.70		2004B	200	200
2034	5.50		2023B	600	600
2034	5.375		2024A	400	400
2035	5.30		2005A	350	350
2035	5.25		2005B	125	125
2035	5.125		2024D	450	450
2036	5.85		2006A	400	400
2036	6.20		2006B	400	400
2036	5.70		2006E	250	250
2037	6.30		2007A	525	525
2038	6.75		2008B	600	600
2039	6.00		2009B	60	60
2039	5.50		2009C	600	600
2039	3.46		2019C	38	38
2040	5.70		2010B	350	350
2040	5.50		2010B	115	115
2042	4.20		2012A	400	400
2043	3.95		2013A	700	700
2044	4.45		2014A	850	850
2045	4.50		2015A	650	650
2045	4.95		2015A	120	120
2045	4.69		2015B	100	100
2046	3.85		2016A	550	550
2046	3.88		2016A	75	75
2047	3.875		2017A	500	500
2048	4.65		2018E	600	600
2048	4.35		2018A	125	125
2048	4.35		2018B	25	25
2049	4.125		2019A	700	700
2049	3.73		2019A	43	43
2050	3.95		2020B	1,000	1,000
2050	3.24		2020B	40	40
2051	3.17		2021B	30	30
2051	3.20		2021C	600	600
2052	6.15		2022A	700	700
2053	5.90		2023C	900	900

91	CON EDISON ANNUAL REPORT 2025

2053	6.59		2023A	50	50
2054	5.70		2024B	1,000	1,000
2054	5.41		2024A	125	125
2054	4.625		2014C	750	750
2055	5.50		2024E	650	650
2055	5.99		2025A	250	—
2055	5.75		2025A	900	—
2056	4.30		2016C	500	500
2057	4.00		2017C	350	350
2058	4.50		2018B	700	700
2059	3.70		2019B	600	600
2060	3.00		2020C	600	600
2061	3.60		2021B	750	750
TOTAL DEBENTURES				$25,825	$24,675
TAX-EXEMPT DEBT - Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2039	2.23	(b)	2004C	99	99
2039	2.20	(b)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				225	225
2039	4.82	(c)	Broken Bow II	—	59
TOTAL PROJECT DEBT				—	59
Unamortized debt expense				(179)	(179)
Unamortized debt discount				(70)	(70)
TOTAL				25,801	24,710
Less: Long-term debt due within one year				250	—
TOTAL LONG-TERM DEBT				25,551	24,710
Less: Held for sale project debt, net (c)				—	59
TOTAL LONG-TERM DEBT EXCLUDING HELD FOR SALE				25,551	24,651
TOTAL CAPITALIZATION				$49,741	$46,613
(a) Rates reset quarterly; December 31, 2025 floating rate equals SOFR+0.52 percent.
(b) Rates reset weekly; December 31, 2025 rates shown
(c) The sale and transfer of Broken Bow II, including the related debt, was completed in January 2025. See Notes C, W and X.

The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2025	92

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
Management of the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2025, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on the following page of this Annual Report on Form 10-K.

/s/ Timothy P. Cawley
Timothy P. Cawley
Chairman and Chief Executive Officer

/s/ Kirkland B. Andrews
Kirkland B. Andrews
Senior Vice President and Chief Financial Officer
February 19, 2026

93	CON EDISON ANNUAL REPORT 2025

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholder of Consolidated Edison Company of New York, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, of Consolidated Edison Company of New York, Inc. and its subsidiaries (the “Company”) as listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

CON EDISON ANNUAL REPORT 2025	94

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

Accounting for the Effects of Regulatory Matters

As described in Notes A and B to the consolidated financial statements, the Company applies the accounting rules for regulated operations, which specifies the economic effects that result from the causal relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. As of December 31, 2025, there were $5,330 million of deferred costs included in regulatory assets and $5,084 million of regulatory liabilities awaiting potential refund or future rate reductions. Under regulatory accounting rules, if it is probable that incurred costs will be recovered in the future, those costs would be recorded as deferred charges or “regulatory assets.” Similarly, if revenues are recorded for costs expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.” The Company’s regulatory assets and liabilities are recoverable from customers, or to be applied for customer benefit, in accordance with rate provisions that have been approved by state regulators.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are (i) the significant judgment by management in determining the recoverability of certain regulatory assets and (ii) a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to the recognition of regulatory assets and regulatory liabilities, including evaluating management’s judgments relating to the recoverability of certain regulatory assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings and the implementation of new regulatory orders or changes to existing regulatory balances. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment of impacts arising from correspondence with regulators and changes in laws and regulations; (ii) evaluating management’s judgments related to the recoverability of regulatory assets and the establishment of regulatory liabilities; and (iii) recalculating regulatory assets and liabilities based on provisions and formulas outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 19, 2026

We have served as the Company’s auditor since 1938.

95	CON EDISON ANNUAL REPORT 2025

Consolidated Edison Company of New York, Inc.
Consolidated Income Statement

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
OPERATING REVENUES
Electric	$11,670	$10,717	$10,078
Gas	3,278	2,834	2,829
Steam	703	578	569
TOTAL OPERATING REVENUES	15,651	14,129	13,476
OPERATING EXPENSES
Purchased power	2,566	2,279	2,294
Fuel	261	170	282
Gas purchased for resale	770	524	677
Other operations and maintenance	3,394	3,353	3,176
Depreciation and amortization	2,193	2,037	1,924
Taxes, other than income taxes	3,655	3,173	2,946
TOTAL OPERATING EXPENSES	12,839	11,536	11,299
OPERATING INCOME	2,812	2,593	2,177
OTHER INCOME (DEDUCTIONS)
Investment and other income	790	603	759
Allowance for equity funds used during construction	63	33	22
Other deductions	(56)	(58)	(49)
TOTAL OTHER INCOME	797	578	732
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	3,609	3,171	2,909
INTEREST EXPENSE (INCOME)
Interest on long-term debt	1,112	1,029	886
Other interest expense	103	138	108
Allowance for borrowed funds used during construction	(56)	(58)	(49)
NET INTEREST EXPENSE	1,159	1,109	945
INCOME BEFORE INCOME TAX EXPENSE	2,450	2,062	1,964
INCOME TAX EXPENSE	544	314	358
NET INCOME	$1,906	$1,748	$1,606
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2025	96

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Comprehensive Income

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
NET INCOME	$1,906	$1,748	$1,606
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(13)	8	(2)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(13)	8	(2)
COMPREHENSIVE INCOME	$1,893	$1,756	$1,604
The accompanying notes are an integral part of these financial statements.

97	CON EDISON ANNUAL REPORT 2025

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Cash Flows

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$1,906	$1,748	$1,606
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	2,193	2,037	1,924
Deferred income taxes	435	464	556
Rate case amortization and accruals	263	179	72
Other non-cash items, net	(5)	(27)	(42)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	(23)	(264)	(270)
Unbilled revenue and net unbilled revenue deferrals	15	64	(47)
Other receivables, net and other current assets	(105)	92	(142)
Accounts receivable from (to) affiliated companies	314	(238)	(100)
Prepayments	66	(66)	(106)
Accounts payable	151	8	(137)
Accounts payable from (to) affiliated companies	13	6	(1)
Pensions and retiree benefits obligations, net	(553)	(283)	(181)
Pensions and retiree benefits contributions	(61)	(26)	(33)
Superfund and other environmental costs, net	(23)	(43)	(12)
Accrued taxes	30	10	(35)
Accrued taxes to affiliated companies	1	—	(88)
Accrued interest	21	26	25
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(699)	(677)	(1,142)
Deferred credits, noncurrent liabilities and other regulatory liabilities	414	447	199
Other current liabilities	176	(99)	239
NET CASH FLOWS FROM OPERATING ACTIVITIES	4,529	3,358	2,285
INVESTING ACTIVITIES
Utility capital expenditures	(4,331)	(4,456)	(4,059)
Cost of removal less salvage	(469)	(467)	(380)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(4,800)	(4,923)	(4,439)
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	(754)	(209)	(397)
Issuance of short-term debt (Maturities greater than 90 days)	300	—	—
Borrowing under term loan	200	500	—
Repayment of term loan	(200)	—	—
Issuance of long-term debt	900	2,850	2,000
Retirement of long-term debt	—	(475)	—
Debt issuance costs	(14)	(42)	(31)
Capital contribution by Con Edison	1,300	130	1,720
Dividend to Con Edison	(1,134)	(1,073)	(1,056)
NET CASH FLOWS FROM FINANCING ACTIVITIES	598	1,681	2,236
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	327	116	82
BALANCE AT BEGINNING OF PERIOD	1,254	1,138	1,056
BALANCE AT END OF PERIOD	$1,581	$1,254	$1,138

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid (received) during the period for:
Interest, net of capitalized interest	$1,077	$1,001	$882
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$711	$461	$564
Equipment acquired but unpaid as of end of period	$—	$6	$11
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2025	98

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions)	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,581	$1,254
Accounts receivable – customers, net allowance for uncollectible accounts of $500 and $605 in 2025 and 2024, respectively	2,470	2,342
Other receivables, net allowance for uncollectible accounts of $27 and $38 in 2025 and 2024, respectively	213	216
Accrued unbilled revenue	769	803
Accounts receivable from affiliated companies	70	384
Fuel oil, gas in storage, materials and supplies, at average cost	477	429
Prepayments	329	395
Regulatory assets	95	106
Revenue decoupling mechanism receivable	202	177
Fair value of derivative assets	74	11
Other current assets	153	181
TOTAL CURRENT ASSETS	6,433	6,298
INVESTMENTS	725	684
UTILITY PLANT, AT ORIGINAL COST
Electric	41,853	38,747
Gas	14,851	13,934
Steam	3,260	3,187
General	4,226	4,520
TOTAL	64,190	60,388
Less: Accumulated depreciation	15,321	14,319
Net	48,869	46,069
Construction work in progress	2,991	2,912
NET UTILITY PLANT	51,860	48,981
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2025 and 2024	1	2
NET PLANT	51,861	48,983
OTHER NONCURRENT ASSETS
Regulatory assets	5,235	5,158
Operating lease right-of-use asset	488	492
Pension and retiree benefits	4,106	3,692
Fair value of derivative assets	117	25
Other deferred charges and noncurrent assets	351	318
TOTAL OTHER NONCURRENT ASSETS	10,297	9,685
TOTAL ASSETS	$69,316	$65,650
The accompanying notes are an integral part of these financial statements.

99	CON EDISON ANNUAL REPORT 2025

Consolidated Edison Company of New York, Inc.
Consolidated Balance Sheet

(Millions)	December 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$—
Term Loan	500	500
Notes payable	1,240	1,694
Accounts payable	1,752	1,534
Accounts payable to affiliated companies	35	22
Customer deposits	481	397
Accrued taxes	95	65
Accrued taxes to affiliated companies	2	1
Accrued interest	206	185
Accrued wages	128	116
Fair value of derivative liabilities	41	44
Regulatory liabilities	205	40
System benefit charge	382	406
Operating lease liabilities	122	118
Other current liabilities	505	437
TOTAL CURRENT LIABILITIES	5,944	5,559
NONCURRENT LIABILITIES
Provision for injuries and damages	197	176
Pensions and retiree benefits	522	506
Superfund and other environmental costs	980	942
Asset retirement obligations	476	452
Fair value of derivative liabilities	6	84
Deferred income taxes and unamortized investment tax credits	9,400	8,819
Operating lease liabilities	377	386
Regulatory liabilities	4,879	4,940
Other deferred credits and noncurrent liabilities	438	406
TOTAL NONCURRENT LIABILITIES	17,275	16,711
LONG-TERM DEBT	24,060	23,409
COMMITMENTS AND CONTINGENCIES (Note B, Note G and Note H)
SHAREHOLDER’S EQUITY
Common stock, $2.50 par value, 340 shares authorized, shares outstanding of 235	589	589
Repurchased Con Edison Stock	(962)	(962)
Additional paid-in-capital	10,604	9,281
Retained earnings	11,887	11,115
Accumulated other comprehensive income	(3)	10
Capital stock expense	(78)	(62)
TOTAL SHAREHOLDER'S EQUITY	22,037	19,971
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$69,316	$65,650
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2025	100

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Shareholder’s Equity

(In Millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCE AS OF DECEMBER 31, 2022	235	$589	$7,419	$9,890	$(962)	$(62)	$4	$16,878
Net income				1,606				1,606
Common stock dividend to Con Edison				(1,056)				(1,056)
Capital contribution by Con Edison			1,720					1,720
Other comprehensive loss							(2)	(2)
BALANCE AS OF DECEMBER 31, 2023	235	589	9,139	10,440	(962)	(62)	2	19,146
Net income				1,748				1,748
Common stock dividend to Con Edison				(1,073)				(1,073)
Capital contribution by Con Edison			130					130
Other comprehensive income							8	8
Stock awards			12					12
BALANCE AS OF DECEMBER 31, 2024	235	589	9,281	11,115	(962)	(62)	10	19,971
Net income				1,906				1,906
Common stock dividend to Con Edison				(1,134)				(1,134)
Capital contribution by Con Edison			1,316			(16)		1,300
Other comprehensive loss							(13)	(13)
Stock awards			7					7
BALANCE AS OF DECEMBER 31, 2025	235	$589	$10,604	$11,887	$(962)	$(78)	$(3)	$22,037
The accompanying notes are an integral part of these financial statements.

101	CON EDISON ANNUAL REPORT 2025

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

	Shares outstanding
	December 31,		At December 31,
(In Millions)	2025	2024	2025	2024
TOTAL SHAREHOLDER'S EQUITY BEFORE ACCUMULATED OTHER COMPREHENSIVE INCOME	235	235	$22,040	$19,961
Pension and other postretirement benefit plan liability adjustments, net of taxes			(3)	11
Unrealized losses on derivatives qualified as cash flow hedges, less reclassification adjustment for gains (losses) included in net income and reclassification adjustment for unrealized losses included in regulatory assets, net of taxes			—	(1)
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES			(3)	10
Total Shareholder's Equity (See Consolidated Statement of Shareholder’s Equity)			$22,037	$19,971
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2025	102

Consolidated Edison Company of New York, Inc.
Consolidated Statement of Capitalization

LONG-TERM DEBT (Millions of Dollars)				At December 31,
Maturity	Interest Rate		Series	2025	2024
DEBENTURES:
2026	2.90		2016B	$250	$250
2027	3.125		2017B	350	350
2027	4.254	(a)	2024C	350	350
2028	3.80		2018A	300	300
2028	4.00		2018D	500	500
2030	3.35		2020A	600	600
2031	2.40		2021A	900	900
2033	5.875		2003A	175	175
2033	5.10		2003C	200	200
2033	5.20		2023A	500	500
2034	5.70		2004B	200	200
2034	5.50		2023B	600	600
2034	5.375		2024A	400	400
2035	5.30		2005A	350	350
2035	5.25		2005B	125	125
2035	5.125		2024D	450	450
2036	5.85		2006A	400	400
2036	6.20		2006B	400	400
2036	5.70		2006E	250	250
2037	6.30		2007A	525	525
2038	6.75		2008B	600	600
2039	5.50		2009C	600	600
2040	5.70		2010B	350	350
2042	4.20		2012A	400	400
2043	3.95		2013A	700	700
2044	4.45		2014A	850	850
2045	4.50		2015A	650	650
2046	3.85		2016A	550	550
2047	3.875		2017A	500	500
2048	4.65		2018E	600	600
2049	4.125		2019A	700	700
2050	3.95		2020B	1,000	1,000
2051	3.20		2021C	600	600
2052	6.15		2022A	700	700
2053	5.90		2023C	900	900
2054	5.70		2024B	1,000	1,000
2054	4.625		2014C	750	750
2055	5.50		2024E	650	650
2055	5.75		2025A	900	—
2056	4.30		2016C	500	500
2057	4.00		2017C	350	350
2058	4.50		2018B	700	700
2059	3.70		2019B	600	600
2060	3.00		2020C	600	600
2061	3.60		2021B	750	750
TOTAL DEBENTURES				24,325	23,425
TAX-EXEMPT DEBT – Notes issued to New York State Energy Research and Development Authority for Facilities Revenue Bonds:
2039	2.23	(b)	2004C	99	99
2039	2.20	(b)	2005A	126	126
TOTAL TAX-EXEMPT DEBT				225	225
Unamortized debt expense				(171)	(171)
Unamortized debt discount				(69)	(70)
TOTAL				24,310	23,409
Less: Long-term debt due within one year				250	—

103	CON EDISON ANNUAL REPORT 2025

TOTAL LONG-TERM DEBT	24,060	23,409
TOTAL CAPITALIZATION	$46,097	$43,380
(a) Rates reset quarterly; December 31, 2025 floating rate equals SOFR+0.52 percent.
(b) Rates reset weekly; December 31, 2025 rates shown.
The accompanying notes are an integral part of these financial statements.

CON EDISON ANNUAL REPORT 2025	104

Notes to the Financial Statements
General
These combined notes accompany and form an integral part of the separate consolidated financial statements of each of the two separate registrants: Consolidated Edison, Inc. and its subsidiaries (Con Edison) and Consolidated Edison Company of New York, Inc. and its subsidiaries (CECONY). CECONY is a subsidiary of Con Edison and as such its financial condition and results of operations and cash flows, that are presented separately in the CECONY consolidated financial statements, are also consolidated, along with those of Orange and Rockland Utilities, Inc. and its subsidiaries (O&R) and Con Edison Transmission, Inc. and its subsidiaries (Con Edison Transmission) in Con Edison’s consolidated financial statements. The term “Utilities” is used in these notes to refer to CECONY and O&R.
As used in these notes, the term “Companies” refers to Con Edison and CECONY and, except as otherwise noted, the information in these combined notes relates to each of the Companies. However, CECONY makes no representation as to information relating to Con Edison or the subsidiaries of Con Edison other than itself. Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Transmission, a regulated company primarily under the oversight of the Federal Energy Regulatory Commission (FERC), develops and invests in electric transmission projects and owns, through joint ventures, both electric and gas assets. See "Investments" in Note A and Note W.

105	CON EDISON ANNUAL REPORT 2025

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

The Utilities’ principal regulatory assets and liabilities are detailed in Note B. In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made, and are paying or being charged with a return on their regulatory liabilities for which a cash inflow has been received. The Utilities’ regulatory assets and liabilities at December 31, 2025 are recoverable from customers, or to be applied for customer benefit, in accordance with rate provisions that have been approved by state regulators.

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

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
Con Edison	$464	$437	$409
CECONY	451	425	396

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

CON EDISON ANNUAL REPORT 2025	106

having jurisdiction. The rate is compounded semiannually, and the amounts applicable to borrowed funds are treated as a reduction of interest charges, while the amounts applicable to the Utilities’ own funds are credited to other income (deductions). The AFUDC rates for CECONY were 6.2 percent, 5.9 percent and 5.9 percent for 2025, 2024 and 2023, respectively. The AFUDC rates for O&R were 6.0 percent, 6.0 percent and 6.2 percent for 2025, 2024 and 2023, respectively.

The Utilities generally compute annual charges for depreciation using the straight-line method for financial statement purposes, with rates based on average service lives and net salvage factors. The average depreciation rate for CECONY was 3.6 percent for 2025, 2024 and 2023. The average depreciation rates for O&R were 3.3 percent, 3.3 percent and 3.1 percent for 2025, 2024 and 2023, respectively.

The estimated lives for utility plant for CECONY range from 5 to 80 years for electric, 5 to 80 years for gas, 5 to 55 years for steam and 5 to 50 years for general plant. For O&R, the estimated lives for utility plant range from 5 to 75 years for electric and gas and 5 to 50 years for general plant.

The capitalized cost of the Companies' utility plant (net of accumulated depreciation) on December 31, 2025 and 2024, was as follows:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Electric
Generation	$597	$577	$597	$577
Transmission	5,600	5,072	5,223	4,703
Distribution	26,696	25,129	25,214	23,770
General	404	174	404	174
Energy Storage	73	—	67	—
Gas (a)	13,558	12,703	12,629	11,830
Steam	2,009	2,006	2,009	2,006
General	2,974	3,249	2,657	2,940
Held for future use	77	77	69	69
Construction work in progress	3,414	3,165	2,991	2,912
Net Utility Plant	$55,402	$52,152	$51,860	$48,981
(a) Primarily distribution.
General utility plant of Con Edison and CECONY included $52 million and $49 million, respectively, at December 31, 2025, and $59 million and $56 million, respectively, at December 31, 2024, related to a 2018 acquisition of software licenses. The estimated aggregate annual amortization expense related to the software licenses for Con Edison and CECONY is $7 million. The accumulated amortization for Con Edison and CECONY was $52 million and $50 million, respectively, at December 31, 2025 and $45 million and $43 million, respectively, at December 31, 2024.

Under the Utilities’ rate plans, the aggregate annual depreciation allowance for the period ended December 31, 2025 was $2,350 million, including $2,225 million under CECONY’s electric, gas and steam rate plans that have been approved by the NYSPSC.

Other Deferred Charges and Noncurrent Assets and Prepayments
Other deferred charges and noncurrent assets and prepayments, net of accumulated depreciation, included the following related to implementation costs incurred in cloud computing arrangements:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Prepayments (a)(b)	$68	$57	$65	$54
Other Deferred Charges and Noncurrent Assets (a)(b)	279	254	260	243
(a) Amortization on these assets is computed using the straight-line method for financial statement purposes over their estimated useful lives.

107	CON EDISON ANNUAL REPORT 2025

(b) Amortization expense related to these assets incurred during the year ended December 31, 2025 for Con Edison and CECONY was $47 million and $46 million, respectively, for the year ended December 31, 2024 for Con Edison and CECONY was $33 million and $32 million, respectively, and for the year ended December 31, 2023 for Con Edison and CECONY was $21 million and $20 million, respectively. Accumulated amortization related to these assets for Con Edison and CECONY was $92 million and $89 million, respectively at December 31, 2025 and was $91 million and $85 million, respectively at December 31, 2024.

Long–Lived and Intangible Assets
The Companies test long-lived and intangible assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived or intangible assets may not be recoverable. The carrying amount of a long-lived asset or intangible asset with a definite life is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. In the event a test indicates that such cash flows cannot be expected to be sufficient to fully recover the assets, the assets are considered impaired and written down to their estimated fair value. No material impairment charges were recorded on Con Edison's long-lived assets or its intangible assets with definite lives in 2025, 2024 and 2023.

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
Certain other payments to or receipts from the NYISO are also subject to reconciliation, with shortfalls or amounts in excess of specified rate allowances recoverable from or refundable to customers. These include proceeds from the sale through the NYISO of transmission rights on CECONY’s transmission system (transmission congestion contracts).
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

CON EDISON ANNUAL REPORT 2025	108

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

Investment in Mountain Valley Pipeline, LLC (MVP)
In January 2016, a subsidiary of Con Edison Transmission, acquired a 12.5 percent interest in MVP, a company developing a proposed 300-mile gas transmission project (the Mountain Valley Pipeline) in West Virginia and Virginia. During 2019, Con Edison exercised its right to limit, and did limit, its cash contributions to the joint venture to approximately $530 million, subject to dilution of its ownership interest. In June 2024, the Mountain Valley Pipeline entered service. The project operator is continuing restoration of the right of way and estimates a total project cost of approximately $8,100 million (excluding allowance for funds used during construction (AFUDC)). At December 31, 2025, the carrying value of Con Edison Transmission's investment in MVP was $168 million, and its cash contributions to the joint venture amounted to $530 million. Con Edison records its pro rata share of earnings from its equity investment in MVP, adjusted for accretion of the basis difference and income taxes, on its consolidated income statement. Con Edison's pro rata share of earnings from its equity investment in MVP, adjusted for accretion of the basis difference, was $30 million ($21 million after-tax) for the twelve months ended December 31, 2025.

In January 2026, Con Edison Transmission completed the sale of approximately 40 percent of its approximately 6.6 percent interest in MVP to one of the founding members of MVP and expects to complete the sale of its remaining interest in MVP to another founding member during the first half of 2026 for total aggregate consideration of $357.5 million, subject to certain closing adjustments.

Summary of Investment Balances
The following investment assets are included in the Companies' consolidated balance sheets at December 31, 2025 and 2024:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Supplemental retirement income plan assets (b)	$620	$583	$598	$560
Con Edison Transmission's investment in New York Transco (d)	294	254	—	—
Con Edison Transmission's investment in MVP (a) (d)	168	166	—	—
Deferred income plan assets	125	116	125	116
Virginia Tax Equity Interest (c)	5	4	—	—
Other	1	3	2	8
Total investments	$1,213	$1,126	$725	$684
(a)At December 31, 2025 and 2024, Con Edison Transmission's cash investment in MVP was $530 million. In June 2024, MVP entered service at an overall project cost of approximately $8,100 million excluding allowance for funds used during construction. See "Investment in Mountain Valley Pipeline, LLC (MVP)" above.
(b)See Note E.
(c)See Note S.
(d)At December 31, 2025 and 2024, Con Edison had undistributed earnings from MVP of $121 million and $127 million, respectively, and undistributed earnings from New York Transco of $13 million and $16 million, respectively. Con Edison's pro rata share of earnings from its equity investment in New York Transco, was $29 million ($21 million after-tax) for the twelve months ended December 31, 2025.

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

109	CON EDISON ANNUAL REPORT 2025

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
In accordance with the Statement of Policy issued by the NYSPSC and its electric, gas and steam rate plans, CECONY defers for payment to or recovery from customers the difference between such expenses and the amounts for such expenses reflected in rates. O&R also defers such difference pursuant to its New York rate plans. See Note B.
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

CON EDISON ANNUAL REPORT 2025	110

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

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the estimated vesting price (see Note O) and its common shares that were subject to a forward sale agreement that settled in March 2025. Before the issuance of common shares upon settlement of the forward sale agreement, the shares were reflected in the company’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreement over the number of shares that could be purchased by the company in the market (based on the average market price during the period) using the proceeds due upon physical settlement (based on the adjusted forward sale price at the end of the reporting period).
Basic and diluted EPS for Con Edison are calculated as follows:

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2025	2024	2023
Net income for common stock	$2,023	$1,820	$2,519
Weighted average common shares outstanding – basic	357.4	346.0	347.7
Add: Incremental shares attributable to effect of potentially dilutive securities	1.3	1.3	1.6
Adjusted weighted average common shares outstanding – diluted	358.7	347.3	349.3
Net Income per common share – basic	$5.66	$5.26	$7.25
Net Income per common share – diluted	$5.64	$5.24	$7.21

The computation of diluted EPS for the years ended December 31, 2025 and 2024 excludes immaterial amounts of performance share awards that were not included because of their anti-dilutive effect.

Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At December 31, 2025 and 2024, cash, temporary cash investments and restricted cash for Con Edison were as follows; CECONY did not have material restricted cash balances as of December 31, 2025 and 2024:

	At December 31,
	Con Edison
(Millions of Dollars)	2025	2024
Cash and temporary cash investments	$1,629	$1,324
Restricted cash (a)	1	9
Total cash, temporary cash investments and restricted cash	$1,630	$1,333
(a)Con Edison's restricted cash for the 2024 period primarily included restricted cash of Broken Bow II, which was classified as held for sale as of December 31, 2024. The sale and transfer of Broken Bow II, including the related debt, was completed in January 2025. See Note W and Note X.

111	CON EDISON ANNUAL REPORT 2025

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

CON EDISON ANNUAL REPORT 2025	112

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

113	CON EDISON ANNUAL REPORT 2025

Current Rate Cases
In January 2026, the NYSPSC approved the November 2025 Joint Proposal for new electric and gas rate plans for CECONY for the three-year period January 2026 through December 2028 that is summarized in the tables below.

In November 2025, CECONY filed a request with the NYSPSC for a steam rate increase of $66 million, effective November 1, 2026. The filing reflects a return on common equity of 9.9 percent and a common equity ratio of 48 percent. CECONY is requesting the continuation of provisions with respect to recovery from customers of the cost of fuel and purchased steam and the reconciliation of actual expenses allocable to the steam business to the amounts for such expenses reflected in steam rates for pension and other postretirement benefits, and environmental remediation expenses. In addition, the company is requesting full reconciliation for property taxes, municipal infrastructure support costs and long-term debt costs. The filing includes supplemental information regarding steam rate plans for November 2027 through October 2028 and November 2028 through October 2029, which the company is not requesting but would consider through settlement discussions. For purposes of illustration, rate increases of $50 million and $50 million effective November 2027 and 2028, respectively, were calculated based upon an assumed return on common equity of 9.9 percent and a common equity ratio of 48 percent.

CON EDISON ANNUAL REPORT 2025	114

The following tables contain a summary of the Utilities’ rate plans:

CECONY – Electric
Effective period	January 2023 – December 2025	January 2026 – December 2028 (m)
Base rate changes	Yr. 1 – $442 million (a) Yr. 2 – $518 million (a) Yr. 3 – $382 million (a)	Yr. 1 – $222 million (c) Yr. 2 – $473 million (c) Yr. 3 – $329 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $104 million (b) Yr. 2 – $49 million (b) Yr. 3 – $(205) million (b)	Yr. 1 – $88 million (d) Yr. 2 – $81 million (d) Yr. 3 – $78 million(d)
Other revenue sources
Retention of $75 million of annual transmission congestion revenues.

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $70 million
Yr. 2 - $75 million
Yr. 3 - $79 million

In 2023, 2024 and 2025, the company recorded $34 million, $52 million, and $35 million, respectively, primarily related to earnings adjustment mechanism incentives for energy efficiency and vehicle electrification.

In 2025, the company recorded positive incentives of $7 million.

Retention of $75 million of annual transmission congestion revenues.

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $40 million
Yr. 2 - $42 million
Yr. 3 - $47 million

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized electric delivery revenues.
In 2023, 2024 and 2025, the company deferred for recovery from customers $162 million, $164 million, and $83 million of revenues, respectively.
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
Negative revenue adjustments
Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 - $516 million
Yr. 2 - $557 million
Yr. 3 - $597 million

In 2023, 2024 and 2025, the company did not record any negative revenue adjustments.
Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 - $651 million Yr. 2 - $685 million Yr. 3 - $742 million
Regulatory reconciliations
Reconciliation of late payment charges (e) and expenses for uncollectibles, pension and other postretirement benefits, variable-rate debt, major storms, property taxes (f), municipal infrastructure support costs (g), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (h).

In 2023 and 2024, the company deferred $140 million and $52 million of net regulatory liabilities, respectively, and in 2025 the company deferred $287 million of net regulatory assets.
Reconciliation of late payment charges and expenses for uncollectibles (k), expenses for pension and other postretirement benefits, variable-rate debt, major storms, property taxes (j), municipal infrastructure support costs (g), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (h).

115	CON EDISON ANNUAL REPORT 2025

Net utility plant reconciliations
Target levels reflected in rates:
Electric average net plant target excluding advanced metering infrastructure (AMI) and Customer Service System (CSS):
Yr. 1 - $27,847 million
Yr. 2 - $29,884 million
Yr. 3 - $31,026 million
AMI (i) (l):
Yr. 1 - $744 million
CSS:
Yr. 1 - $11 million

In 2023, 2024 and 2025, the company deferred $1 million, $(25) million and $12 million, respectively, as a regulatory asset or regulatory liability, as applicable.

Target levels reflected in rates: Electric average net plant target: Yr. 1 - $33,590 million Yr. 2 - $35,186 million Yr. 3 - $38,624 million
Average rate base	Yr. 1 - $26,095 million Yr. 2 - $27,925 million Yr. 3 - $29,362 million	Yr. 1 - $32,935 million Yr. 2 - $35,149 million Yr. 3 - $39,174 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.75 percent Yr. 2 – 6.79 percent Yr. 3 – 6.85 percent	Yr. 1 - 6.98 percent Yr. 2 - 7.04 percent Yr. 3 - 7.10 percent
Authorized return on common equity	9.25 percent	9.40 percent
Actual return on common equity (l)	Yr. 1 – 9.46 percent Yr. 2 – 9.21 percent Yr. 3 – 9.36 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.75 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.

In 2023, 2024 and 2025, the company had no earnings sharing above the threshold.

Most earnings above an annual earnings threshold of 9.90 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 4.46 percent Yr. 2 – 4.54 percent Yr. 3 – 4.64 percent	Yr. 1 – 4.78 percent Yr. 2 – 4.90 percent Yr. 3 – 5.01 percent
Common equity ratio	48 percent	48 percent
(a)The electric base rate increases shown above were implemented with increases of $457 million in Yr. 1; $457 million in Yr. 2; and $457 million in Yr. 3 in order to levelize the customer bill impact. Base rates reflect recovery by the company of certain costs of its energy efficiency, demonstration projects, non-wire alternative projects (including the Brooklyn Queens demand management program), and off-peak electric vehicle charging programs (Yr. 1 - $244 million; Yr. 2 - $237 million; and Yr. 3 - $281 million) over periods varying between seven and fifteen years, including the overall pre-tax rate of return on such costs.
(b)Amounts reflect amortization of the federal Tax Cuts and Jobs Act of 2017 (TCJA) allocable to CECONY’s electric customers ($256 million) over a two-year period ($128 million in Yr. 1 and Yr. 2), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s electric customers ($1,512 million) over the remaining lives of the related assets ($34 million in Yr. 1, $63 million in Yr. 2, and $34 million in Yr. 3) and the unprotected portion of the net regulatory liability ($306 million) over two years ($153 million annually). Amounts also reflect amortization of the regulatory asset for deferred MTA power reliability costs ($93 million) over a three-year period ($31 million annually).
(c)The electric base rate increases shown above will be implemented on a shaped bill impact basis resulting in a consistent total bill impact of 2.80% each year with corresponding base rate increases of $234 million in Yr. 1; $410 million in Yr. 2; and $421 million in Yr. 3.
(d)Reflects regulatory liability amortization of $63 million in Yr. 1, $58 million in Yr. 2, and $55 million in Yr. 3; amortization of the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s electric customers of $24 million in Yr. 1, $22 million in Yr. 2, and $22 million in Yr. 3; and amortization of the non-plant portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s electric customers of $1 million in Yr. 1, $1 million in Yr. 2, and $1 million in Yr. 3.
(e)Late payment charges from January 1, 2023 through December 31, 2025 and write-offs of customer accounts receivable balances from January 1, 2020 through December 31, 2025 are reconciled to amounts reflected in rates, with recovery/refund from or to customers via surcharge/surcredit. CECONY's surcharge recoveries for late payment charges and write-offs of accounts receivable balances will, collectively, be subject to separate annual caps for electric and gas that produce no more than a half percent (0.5 percent) total customer bill impact per commodity.
(f)Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity of 10.0 basis points, 5.0 basis points and 5.0 basis points for each of Yr. 1, Yr. 2 and Yr. 3, respectively, of the 2023 – 2025 rate plan.
(g)In general, if actual expenses for municipal infrastructure support (other than company labor) are below the amounts reflected in rates, CECONY will defer the difference for credit to customers, and if the actual expenses are above the amount reflected in rates the company will defer for recovery from customers 80 percent of the difference subject to a maximum deferral, subject to certain conditions, of 15 percent of the amount reflected in the rate plans.
(h)In addition, the NYSPSC continues its focused operations audit to investigate CECONY's income tax accounting. Any NYSPSC ordered adjustment to CECONY’s income tax accounting is expected to be refunded to or collected from customers, as determined by the NYSPSC. See “Other Regulatory Matters,” below.
(i)Reconciliation of net utility plant for AMI will be done on a combined basis for electric and gas.
(j)If the level of actual expense for property taxes, excluding the effect of property tax refunds, varies in any rate year from the projected level provided in rates, the full amount of the variation will be recovered from or credited to customers via surcharge/surcredit.

CON EDISON ANNUAL REPORT 2025	116

(k)During the rate plan, CECONY will calculate the annual difference between (i) its actual uncollectible expenses and late payment charges and (ii) the levels of uncollectible expenses and late payment charges provided in rates. In the event the actual net expenses (late payment charge revenues minus uncollectible expenses) are below the amounts in rates, CECONY will defer the full variance as a regulatory liability and refund to customers via surcredit. In the event the actual net expenses are above the amounts in rates, CECONY will defer the full annual variance above $8.5 million in Yr. 1; $12.75 million in Yr. 2; and $17 million in Yr. 3; as a regulatory asset for recovery via surcharge.
(l)Calculated in accordance with the earnings calculation method prescribed in the rate order.
(m)In January 2026, the NYSPSC approved the November 2025 Joint Proposal for new electric and gas rate plans for CECONY for the three-year period January 2026 through December 2028.

117	CON EDISON ANNUAL REPORT 2025

CECONY – Gas
Effective period	January 2023 – December 2025	January 2026 – December 2028 (p)
Base rate changes	Yr. 1 – $217 million (a) Yr. 2 – $173 million (a) Yr. 3 – $122 million (a)	Yr. 1 – $(46) million (c) Yr. 2 – $170 million (c) Yr. 3 – $93 million (c)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $31 million (b) Yr. 2 – $24 million (b) Yr. 3 – $(11) million (b)	Yr. 1 – $90 million (d) Yr. 2 – $88 million (d) Yr. 3 – $86 million (d)
Other revenue sources
Retention of annual revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million.

Potential earnings adjusted mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 – $18 million
Yr. 2 – $20 million
Yr. 3 – $21 million

In 2023, 2024 and 2025, the company recorded $5 million, $7 million and $4 million of earnings adjustment mechanism incentives for energy efficiency and vehicle electrification, respectively.

In 2023, 2024 and 2025, the company recorded positive incentives of $3 million, $3 million and $8 million, respectively.
Retention of annual revenues from non-firm customers of up to $65 million and 15 percent of any such revenues above $65 million.
Revenue decoupling mechanism
Continuation of reconciliation of actual to authorized gas delivery revenues, modified to be calculated based upon revenue per customer class instead of revenue per customer.

In 2023, 2024 and 2025, the company deferred for recovery from customers $162 million, $93 million and $131.5 million of revenues, respectively.
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
Negative revenue adjustments
Potential charges if performance targets relating to service, safety and other matters are not met:
Yr. 1 – $107 million
Yr. 2 – $119 million
Yr. 3 – $130 million

In 2023, 2024 and 2025, the company recorded negative revenue adjustments of $3 million, $2 million and $7 million, respectively.
Potential charges if performance targets relating to service, safety and other matters are not met: Yr. 1 - $135 million (k) (l) Yr. 2 - $143 million (k) (l) Yr. 3 - $152 million (k) (l)
Regulatory reconciliations
Reconciliation of late payment charges and expenses for uncollectibles (e), pension and other postretirement benefits, variable-rate debt, major storms, property taxes (f), municipal infrastructure support costs (g), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (h).

In 2023, 2024 and 2025, the company deferred $12 million, $29 million and $1 million of net regulatory liabilities, respectively.
Reconciliation of late payment charges and expenses for uncollectibles (m), expenses for pension and other postretirement benefits, variable-rate debt, property taxes (j), municipal infrastructure support costs (n), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates (o).
Net utility plant reconciliations
Target levels reflected in rates:
Gas average net plant target excluding AMI and CSS for Yr. 1:
Yr. 1 – $10,466 million
Yr. 2 – $11,442 million
Yr. 3 – $12,142 million
AMI (i):
Yr. 1 – $234 million
CSS:
Yr. 1 - $2 million

In 2023, 2024 and 2025, the company deferred $15.5 million, $31.5 million and $49.2 million, as regulatory liabilities, respectively.
Target levels reflected in rates: Gas average net plant target: Yr. 1 - $12,931 million Yr. 2 - $13,472 million Yr. 3 - $14,014 million
Average rate base	Yr. 1 – $9,647 million Yr. 2 – $10,428 million Yr. 3 – $11,063 million	Yr. 1 - $11,485 million Yr. 2 - $12,050 million Yr. 3 - $12,615 million

CON EDISON ANNUAL REPORT 2025	118

Weighted average cost of capital (after-tax)	Yr. 1 – 6.75 percent Yr. 2 – 6.79 percent Yr. 3 – 6.85 percent	Yr. 1 – 6.98 percent Yr. 2 – 7.04 percent Yr. 3 – 7.10 percent
Authorized return on common equity	9.25 percent	9.40 percent
Actual return on common equity (e) (k)	Yr. 1 – 9.00 percent Yr. 2 – 9.82 percent Yr. 3 – 9.45 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.75 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.

In 2023, the company had no earnings above the threshold. In 2024, the company had $4.3 million, above the threshold. In 2025, the company had no earnings above the threshold.
Most earnings above an annual earnings threshold of 9.90 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 4.46 percent Yr. 2 – 4.54 percent Yr. 3 – 4.64 percent	Yr. 1 – 4.78 percent Yr. 2 – 4.90 percent Yr. 3 – 5.01 percent
Common equity ratio	48 percent	48 percent
(a)The gas base rate increases shown above were implemented with increases of $187 million in Yr. 1; $187 million in Yr. 2; and $187 million in Yr. 3 in order to levelize the customer bill impact. New rates were effective as of January 1, 2023. CECONY began billing customers at the new levelized rate in August 2023. The shortfall in revenues due to the timing of billing to customers ($99 million) were collected through a surcharge billed through 2025, including a carrying charge on the outstanding balance. Base rates reflect recovery by the company of certain costs of its energy efficiency programs (Yr. 1 - $45 million; Yr. 2 - $78 million; and Yr. 3 - $62 million) over a fifteen-year period, including the overall pre-tax rate of return on such costs.
(b)Amounts reflect amortization of the TCJA allocable to CECONY’s gas customers ($32 million) over a two-year period ($16 million in Yr. 1 and Yr. 2), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s gas customers ($679 million) over the remaining lives of the related assets ($9 million in Yr. 1, $10 million in Yr. 2, and $10 million in Yr. 3) and the unprotected portion of the net regulatory liability ($42 million) over two years ($21 million annually).
(c)The gas base rate changes shown above will be implemented on a shaped bill impact basis resulting in a consistent total bill impact of 2.01% each year with corresponding base rate increases of $28 million in Yr. 1; $69 million in Yr. 2; and $70 million in Yr. 3.
(d)Reflects regulatory liability amortization of $48 million in Yr. 1, $46 million in Yr. 2, and $45 million in Yr. 3; amortization of the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s gas customers of $6 million in Yr. 1, $6 million in Yr. 2, and $5 million in Yr. 3; and amortization of the unprotected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s gas customers of $36 million in Yr. 1, $36 million in Yr. 2, and $36 million in Yr. 3.
(e)-(j) See footnotes (e) - (j) to the table under “CECONY Electric,” above.
(k)$33.33 million in annual gas revenue requirement ($100 million over three years) will be recovered through a rate adjustment mechanism, subject to refund to customers relating to NYSDPS's review of CECONY's gas main welds. See "Other Regulatory Matters," below.
(l)The rate plan includes the potential for CECONY to earn Offsetting Credit Adjustments (OCAs) to offset any gas negative revenue adjustments. OCAs may only be applied in the calendar year they are earned. Potential OCAs that may be earned are $12 million in Yr. 1, $13 million in Yr. 2, and $14 million in Yr. 3.
(m)During the rate plan, CECONY will calculate the annual difference between (i) its actual uncollectible expenses and late payment charges and (ii) the levels of uncollectible expenses and late payment charges provided in rates. In the event the actual net expenses (late payment charge revenues minus uncollectible expenses) are below the amounts in rates, CECONY will defer the full variance as a regulatory liability and refund to customers via surcredit. In the event the actual net expenses are above the amounts in rates, CECONY will defer the full annual variance above $1.5 million in Yr. 1; $2.25 million in Yr. 2; and $3 million in Yr. 3; as a regulatory asset for recovery via surcharge.
(n)In general, if actual expenses for municipal infrastructure support (other than company labor) are below the amounts reflected in rates CECONY will defer the difference for credit to customers, and if the actual expenses are above the amounts reflected in rates the company will defer for recovery from customers 80 percent of the difference subject to a maximum deferral, subject to certain conditions, of 15 percent of the amount reflected in the rate plans.
(o)In addition, the NYSDPS continues its focused operations audit to investigate CECONY's income tax accounting. Any NYSPSC ordered adjustment to CECONY’s income tax accounting is expected to be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.
(p)In January 2026, the NYSPSC approved the November 2025 Joint Proposal for new electric and gas rate plans for CECONY for the three-year period January 2026 through December 2028.

119	CON EDISON ANNUAL REPORT 2025

CECONY – Steam
Effective period	January 2014 – December 2016 (g)	November 2023 – October 2026
Base rate changes	Yr. 1 – $(22.4) million (h) Yr. 2 –$19.8 million (h) Yr. 3 –$20.3 million(h) Yr. 4 – None Yr. 5 – None Yr. 6 – None Yr. 7 – None Yr. 8 – None Yr. 9 – None Yr.10 – None	Yr. 1 – $110 million (a) Yr. 2 – $44 million (a) Yr. 3 – $45 million (a)
Amortizations to income of net regulatory (assets) and liabilities	$37 million over three years	Yr. 1 – $15 million (b) Yr. 2 – $3 million (b) Yr. 3 – $3 million (b)
Weather Normalization Adjustment		Implementation of a weather normalization adjustment to reflect normal weather conditions during the heating season.
Recoverable energy costs	Current rate recovery of purchased power and fuel costs.	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential charges (up to $1 million annually) if certain performance targets are not met. The company did not record any negative revenue adjustments under this rate plan.
Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 - $3.7 million
Yr. 2 - $3.8 million
Yr. 3 - $3.8 million

In Yr. 1 and Yr. 2, the company did not record any negative revenue adjustments.

Regulatory reconciliations (i) (j)
In 2014, 2015, 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, the company deferred $42 million of net regulatory liabilities, $17 million of net regulatory assets, $8 million and $14 million of net regulatory liabilities, $1 million of net regulatory assets, $8 million of net regulatory liabilities, $35 million of net regulatory assets, $32 million of net regulatory assets, $11 million of net regulatory assets and $18 million of net regulatory liabilities, respectively.

Reconciliation of uncollectible expenses and late payment charges (c) and expenses for pension and other postretirement benefits, variable-rate debt, property taxes (d), municipal infrastructure support costs (e), the impact of new laws and environmental site investigation and remediation to amounts reflected in rates. (f)

In Yr. 1, the company deferred $7 million of net regulatory assets and in Yr. 2 the company deferred $33 million of net regulatory liabilities.

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
Yr. 1 - $2,025 million Yr. 2 - $2,029 million Yr. 3 - $2,015 million In Yr. 1 and Yr. 2, the company deferred $2.4 million and $4 million as a regulatory liability, respectively.
Average rate base	Yr. 1 – $1,511 million Yr. 2 – $1,547 million Yr. 3 – $1,604 million	Yr. 1 - $1,799 million Yr. 2 - $1,848 million Yr. 3 - $1,882 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.10 percent Yr. 2 – 7.13 percent Yr. 3 – 7.21 percent	Yr. 1 - 6.78 percent Yr. 2 - 6.81 percent Yr. 3 - 6.83 percent
Authorized return on common equity	9.3 percent	9.25 percent

CON EDISON ANNUAL REPORT 2025	120

Actual return on common equity (j)
Yr. 1 – 9.82 percent
Yr. 2 – 10.88 percent
Yr. 3 – 10.54 percent
Yr. 4 – 9.51 percent
Yr. 5 – 11.73 percent
Yr. 6 – 10.45 percent
Yr. 7 – 7.91 percent
Yr. 8 – 5.99 percent
Yr. 9 - 5.72 percent
Yr. 10 - (0.10) percent
.
Yr. 1 – 6.55 percent Yr. 2 – 7.09 percent
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

There were no earnings above the threshold in Yr. 1 and Yr. 2.

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
(b)Amounts reflect amortization of the tax savings under the TCJA for the unprotected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s steam customers (the entire $24 million in Yr.1), the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s steam customers over the remaining lives of the related assets ($3 million in Yr. 1; $5 million in Yr. 2; and $6 million in Yr. 3) and the non-plant portion of the regulatory asset for deficient deferred income taxes allocable to CECONY’s steam customers (the entire $11 million in Yr.1).
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
(j)Calculated in accordance with the earnings calculation method prescribed in the rate order.

121	CON EDISON ANNUAL REPORT 2025

O&R New York – Electric
Effective period	January 2022 – December 2024	January 2025 – December 2027
Base rate changes	Yr. 1 – $4.9 million (a) Yr. 2 – $16.2 million (a) Yr. 3 – $23.1 million (a)	Yr. 1 – $(13.1) million (b) Yr. 2 – $24.8 million (b) Yr. 3 – $44.1 million (b)
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $11.8 million (c) Yr. 2 – $13.5 million (c) Yr. 3 – $15.2 million (c)	Yr. 1 – $(4.5) million Yr. 2 – $(5.4) million Yr. 3 – $(6.4) million
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

Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 – $3.9 million
Yr. 2 – $4.7 million
Yr. 3 – $5.8 million

In 2025, the company recorded $0.8 million of earnings adjustment mechanism incentives for energy efficiency.

Revenue decoupling mechanisms
Continuation of reconciliation of actual to authorized electric delivery revenues.

In 2022 and 2023, the company deferred $6.9 million and $3.4 million as regulatory assets, respectively. In 2024, the company deferred $18.6 million as regulatory liabilities.
Continuation of reconciliation of actual to authorized electric delivery revenues. In 2025, the company deferred $(11.3) million as regulatory liabilities.
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

Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 – $7.6 million
Yr. 2 – $8.5 million
Yr. 3 – $11.5 million

In 2025, the company did not record any negative revenue adjustments.

Regulatory reconciliations
Reconciliation of late payment charges (d) and reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (e), energy efficiency program (f), major storms, uncollectible expenses and certain other costs to amounts reflected in rates (g).

In 2022 and 2023, the company deferred $9.4 million and $15.4 million as net regulatory liabilities, respectively. In 2024, the company deferred $10.2 million as net regulatory assets.

Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (e), energy efficiency program (h), major storms, low-income bill credits, uncollectible expenses (i), late payment charges (i), and certain other costs to amounts reflected in rates.

In 2025, the company deferred $8.9 million as net regulatory assets.

Net utility plant reconciliations
Target levels reflected in rates: Electric average net plant target
Yr. 1 - $1,175 million
Yr. 2 - $1,198 million
Yr. 3 - $1,304 million

The company did not record any regulatory liabilities in 2022, 2023 and 2024.
Target levels reflected in rates: Electric average net plant target Yr. 1 – $1,398 million Yr. 2 – $1,471 million Yr. 3 – $1,737 million The company did not record any regulatory liabilities in 2025.
Average rate base	Yr. 1 – $1,021 million Yr. 2 – $1,044 million Yr. 3 – $1,144 million	Yr. 1 – $1,293 million Yr. 2 – $1,393 million Yr. 3 – $1,646 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.77 percent Yr. 2 – 6.73 percent Yr. 3 – 6.72 percent	Yr. 1 – 7.25 percent Yr. 2 – 7.28 percent Yr. 3 – 7.31 percent
Authorized return on common equity	9.2 percent	9.75 percent
Actual return on common equity (k)	Yr. 1 – 8.96 percent Yr. 2 – 8.73 percent Yr. 3 – 9.86 percent	Yr. 1 – 8.98 percent

CON EDISON ANNUAL REPORT 2025	122

Earnings sharing
Most earnings above an annual earnings threshold of 9.7 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.

In 2022 and 2023, earnings did not exceed the earnings threshold. In 2024, actual earnings were $1.2 million above the threshold.

Most earnings above an annual earnings threshold of 10.25 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.

In 2025, the company had no earnings above the threshold.

Cost of long-term debt	Yr. 1 – 4.58 percent Yr. 2 – 4.51 percent Yr. 3 – 4.49 percent	Yr. 1 – 4.95 percent Yr. 2 – 5.01 percent Yr. 3 – 5.08 percent
Common equity ratio	48 percent	48 percent
a.The base rate changes will be implemented with increases of: Yr. 1 - $11.7 million; Yr. 2 - $11.7 million; and Yr. 3 - $11.7 million.
b.The base rate changes will be implemented with no change in Yr. 1 and increases of $17.7 million in each of Yr. 2 and Yr. 3.
c.Reflects amortization of, among other things, previously incurred incremental deferred storm costs over a five-year period.
d.The rate plan includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years ($2.2 million); reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity.
e.Deferrals for property taxes are limited to 90 percent of the difference from amounts reflected in rates, subject to an annual maximum for the remaining difference of not more than a maximum number of basis points impact on return on common equity: Yr. 1 - 10.0 basis points; Yr. 2 - 7.5 basis points; and Yr. 3 - 5.0 basis points.
f.Energy efficiency costs are expensed as incurred. Such costs are subject to a cumulative reconciliation that is evenly distributed over the term of the rate plan subject to the caps set forth in the January 2020 NYSPSC New Efficiency New York (“NENY”) order. If the NYSPSC modifies O&R's NENY budgets during the rate term, such modifications will be reflected at the time of the cumulative reconciliations.
g.In addition, the New York State Department of Public Service (NYSDPS) continues its focused operations audit to investigate O&R’s financial accounting for income taxes. Any NYSPSC ordered adjustment to O&R’s financial accounting for income taxes is expected to be refunded to or collected from customers, as determined by the NYSPSC. See "Other Regulatory Matters," below.
h.Energy efficiency costs are deferred as regulatory assets and amortized over a 15-year period. Balances are reconciled to the revenue requirement effect of actual level of cost incurred to the rate plan targets. If the NYSPSC authorizes modified energy efficiency spending budgets over the course of the rate plan, O&R will defer the impact of any variance between the level in rates and the authorized budgets for collection or refund to customers in the next base rate case.
i.Reconciliation of uncollectible expenses and late payment charges are subject to a combined annual threshold of $0.9 million. Once the threshold is met, O&R will defer the variance between actual uncollectible expense and late payment charge, and the level set forth in rates that is above the threshold. Recovery/refunds will be made via surcharge/sur-credit. Surcharge recovery is subject to an annual cap that produces no more than a 0.5 percent total customer bill impact.
j.Calculated in accordance with the earnings calculation method prescribed in the rate order.

123	CON EDISON ANNUAL REPORT 2025

O&R New York – Gas
Effective period	January 2022 – December 2024	January 2025 – December 2027
Base rate changes	Yr. 1 – $0.7 million (a) Yr. 2 – $7.4 million (a) Yr. 3 – $9.9 million (a)	Yr. 1 – $3.6 million (b) Yr. 2 – $18.0 million (b) Yr. 3 – $16.5 million (b)
Amortization to income of net regulatory (assets) and liabilities	Yr. 1 – $0.8 million Yr. 2 – $0.7 million Yr. 3 – $0.3 million	Yr. 1 – $8.4 million Yr. 2 – $8.2 million Yr. 3 – $8.0 million
Other revenue sources
Potential earnings adjustment mechanism incentives for energy efficiency and other potential incentives of up to:
Yr. 1 - $0.2 million
Yr. 2 - $0.2 million
Yr. 3 - $0.4 million

Potential positive rate adjustment for gas safety and performance of up to:
Yr. 1 – $1.2 million
Yr. 2 – $1.3 million
Yr. 3 – $1.4 million

In 2022, 2023 and 2024, the company recorded $0.2 million, immaterial amounts, and $1.4 million of earnings adjustment mechanism incentives for energy efficiency, respectively. In 2022, 2023 and 2024 the company recorded $0.2 million, $0.2 million, and $0.3 million of positive incentives, respectively.

Potential positive rate adjustment for gas safety and performance of up to:
Yr. 1 – $1 million
Yr. 2 – $1.1 million
Yr. 3 – $1.2 million

In 2025, the company recorded $0.3 million of earnings adjustment mechanism incentives for energy efficiency. In 2025, the company recorded no positive incentives.

Revenue decoupling mechanisms	Continuation of reconciliation of actual to authorized gas delivery revenues. In 2022, 2023 and 2024, the company deferred $2 million, $7.6 million and $20.6 million as regulatory assets, respectively.	Continuation of reconciliation of actual to authorized gas delivery revenues. In 2025 the company deferred $5.9 million as regulatory assets.
Recoverable energy costs	Continuation of current rate recovery of purchased gas costs.	Continuation of current rate recovery of purchased gas costs.
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

Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met:
Yr. 1 – $8.4 million
Yr. 2 – $9.4 million
Yr. 3 – $11.1 million

In 2025, the company recorded no negative revenue adjustments.

Regulatory reconciliations
Reconciliation of late payment charges (c) and reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (d), energy efficiency program (e), major storms, uncollectible expenses and certain other costs to amounts reflected in rates.

In 2022 and 2023, the company deferred $3.4 million and $12.1 million as net regulatory assets, respectively. In 2024, the company deferred $5.1 million as net regulatory liabilities.

Reconciliation of expenses for pension and other postretirement benefits, environmental remediation costs, property taxes (d), energy efficiency program (f), low-income bill credits, uncollectible expenses (g), late payment charges (g), and certain other costs to amounts reflected in rates.

In 2025, the company deferred $4.4 million as net regulatory assets.

Net utility plant reconciliations
Target levels reflected in rates: Gas average net plant target
Yr. 1 – $720 million
Yr. 2 – $761 million
Yr. 3 – $803 million

The company did not record any regulatory liabilities in 2022, 2023 and 2024.
Target levels reflected in rates: Gas average net plant target Yr. 1 – $877 million Yr. 2 – $934 million Yr. 3 – $1,010 million The company did not record any regulatory liabilities in 2025.
Average rate base	Yr. 1 – $566 million Yr. 2 – $607 million Yr. 3 – $694 million	Yr. 1 – $720 million Yr. 2 – $791 million Yr. 3 – $863 million
Weighted average cost of capital (after-tax)	Yr. 1 – 6.77 percent Yr. 2 – 6.73 percent Yr. 3 – 6.72 percent	Yr. 1 – 7.25 percent Yr. 2 – 7.28 percent Yr. 3 – 7.31 percent
Authorized return on common equity	9.2 percent	9.75 percent

CON EDISON ANNUAL REPORT 2025	124

Actual return on common equity (h)	Yr. 1 – 10.01 percent Yr. 2 – 10.40 percent Yr. 3 – 9.91 percent	Yr. 1 - 9.63 percent
Earnings sharing
Most earnings above an annual earnings threshold of 9.7 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year. In 2022, 2023 and 2024, actual earnings were $1.1 million, $2.8 million and $0.9 million above the threshold, respectively.

Most earnings above an annual earnings threshold of 10.25 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year. In 2025,the company had no earnings above the threshold.

Cost of long-term debt	Yr. 1 – 4.58 percent Yr. 2 – 4.51 percent Yr. 3 – 4.49 percent	Yr. 1 – 4.95 percent Yr. 2 – 5.01 percent Yr. 3 – 5.08 percent
Common equity ratio	48 percent	48 percent
(a)The gas base rate changes were implemented with increases of: Yr. 1 - $4.4 million; Yr. 2 - $4.4 million; and Yr. 3 - $4.4 million.
(b)The gas base rate changes will be implemented with increases of: Yr. 1 – $10.4 million; Yr. 2 - $10.4 million; and Yr. 3 -$10.4 million.
(c)The rate plan includes certain COVID-19 provisions, such as: recovery of 2020 late payment charges over three years ($0.6 million); reconciliation of late payment charges to amounts reflected in rates for years 2021 through 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity; and reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates from January 1, 2020 through December 31, 2024, with full recovery/refund via surcharge/sur-credit once the annual variance equals or exceeds 5 basis points of return on equity.
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
(f)Energy efficiency costs are deferred as regulatory assets and amortized over a 15-year period. Balances are reconciled to the revenue requirement effect of actual level of cost incurred to the rate plan targets. If the NYSPSC authorizes modified energy efficiency spending budgets over the course of the rate plan, O&R will defer the impact of any variance between the level in rates and the authorized budgets for collection or refund to customers in the next base rate case.
(g)Reconciliation of uncollectible expenses and late payment charges are subject to a combined annual threshold of $0.5 million. Once the threshold is met, O&R will defer the variance between actual uncollectible expense and late payment charge, and the level set forth in rates that is above the threshold. Recovery/refunds will be made via surcharge/sur-credit. Surcharge recovery is subject to an annual cap that produces no more than a 0.5 percent total customer bill impact.
(h)Calculated in accordance with the earnings calculation method prescribed in the rate order.

125	CON EDISON ANNUAL REPORT 2025

Rockland Electric Company (RECO)
In December 2021, the NJBPU approved an electric rate increase, effective January 1, 2022, of $9.65 million for RECO. The following table contains a summary of the terms of the distribution rate plans.

RECO
Effective period	January 2022
Base rate changes	$9.65 million
Amortization to income of net regulatory (assets) and liabilities
$0.2 million over three years and $9.2 million of deferred storm costs over a three-year period (excluding $2.4 million of costs for Tropical Storm Henri which will be deferred over a three-year period in base rates) and continuation of $10 million over three years

Recoverable energy costs	Current rate recovery of purchased power costs.
Cost reconciliations	Reconciliation of uncollectible accounts, Demand Side Management and Clean Energy Program.
Average rate base	$262.8 million
Weighted average cost of capital (after-tax)	7.08 percent
Authorized return on common equity	9.6 percent
Actual return on common equity	Yr. 1 - 9.6 percent Yr. 2 - 9.7 percent Yr. 3 - 8.3 percent Yr. 4 - 7.5 percent
Cost of long-term debt	4.74 percent
Common equity ratio	48.51 percent

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

In November 2024, RECO filed a petition with the NJBPU for an order authorizing RECO to defer incremental preparation costs of $5 million associated with six storms that occurred during 2023 and 2024 until RECO’s next base rate case. In August 2025, the NJBPU issued an order authorizing RECO to defer such costs. The prudence of these costs, the manner and time period of recovery, along with carrying costs, are being considered in RECO’s next base rate case.

In September and October 2025, RECO issued credits of $6.6 million in aggregate to its residential electric customers pursuant to an order issued by the NJBPU that established a residential universal bill credit funded by
New Jersey.

In October 2025, RECO further updated its June and August 2025 requests to the NJBPU for an electric rate increase, effective January 1, 2026. The company increased its requested rate increase to $31.8 million and changed the common equity ratio to 50.04 percent. The October 2025 updated filing continues to reflect a return on common equity of 10.30 percent.

Other Regulatory Matters

In January 2023, CECONY initiated a review of welds on certain gas and steam mains following the company’s discovery of a leak from a gas main weld in Queens, New York. During the course of its review thus far, CECONY discovered non-conforming gas and steam main welds. The non-conforming welds are not expected to have a significant impact on operations. New York regulations require utilities to perform and record weld films for certain gas and steam main welds. Upon reviewing these films, CECONY determined that in some instances third-party contractors engaged in misconduct by substituting duplicate weld films for different welds, while another third-party

CON EDISON ANNUAL REPORT 2025	126

contractor had created poor quality weld films. CECONY voluntarily disclosed its initial review and findings to the NYSDPS which, in turn, initiated its own investigation into CECONY’s compliance with weld requirements under the New York State Public Service Law and the prudence of CECONY’s oversight of the weld testing process that could result in adverse regulatory action against the company. CECONY continues to investigate this matter, is remediating and monitoring non-conforming welds and continues to cooperate with the NYSDPS in its investigation. During the time period CECONY disclosed the issue to the NYSDPS, it also reported the contractors’ misconduct to law enforcement. In August 2025, two employees of the third-party contractors were indicted in the U.S. District Court for the Southern District of New York for wire fraud arising out of their scheme to defraud CECONY. Given the nature of the non-conforming welds identified, CECONY does not anticipate significant impact to the operation of its gas and steam mains. CECONY's authorized rate plan for the three-year period January 2026 through December 2028 provides that $33.3 million in annual gas revenue requirement ($100 million in aggregate from 2026 through 2028) will be recovered through a rate adjustment mechanism that is subject to refund to customers relating to this matter. See “Rate Plans,” above. CECONY is unable to estimate the amount or range of its possible loss related to this matter.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets ($1,049 million and $10 million for CECONY and O&R, respectively, as of December 31, 2025 and $1,078 million and $14 million for CECONY and O&R, respectively, as of December 31, 2024) which are not earning a return. While the Utilities have properly calculated and paid their federal income taxes and there is no uncertain tax position related to this matter, this understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past relative to what it should have been. The Utilities’ rate plans have reflected the correct amount of federal income taxes recoverable from customers, including a proportionate recovery of the regulatory asset, beginning with O&R’s rate plans effective November 2015, CECONY’s electric and gas rate plans effective January 2017, and CECONY’s steam plan effective November 2023. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) confirming that the Utilities’ inadvertent understatement of prior years’ income tax expense constitutes a normalization violation that can be cured through an increase in future years’ revenue requirements until such time as the regulatory asset is fully recovered in rates, and not through a write-down of all or a portion of the Utilities’ regulatory asset. Under Accounting Standards Codification Topic (ASC) 740, the Utilities recorded an unfunded deferred federal income tax liability (with a gross-up amount) and a corresponding regulatory asset. The income tax regulatory assets are netted against the related regulatory liability for future income tax and are shown in the line “Future income tax” in the following table of Regulatory Assets and Liabilities and on the Companies’ consolidated balance sheets in the line “Regulatory liabilities.” Management’s assessment is that the income tax regulatory assets as of December 31, 2025 are probable of collection through future rates. The IRS provides safe harbor relief for inadvertent normalization violations through the jurisdictional rate setting process of including in rates adequate revenue to fully recover the deferred tax balance. However, the Utilities would record a liability or impair a portion of the regulatory assets associated with this understatement if the NYSPSC were to issue an order that required the Utilities to write off all or a portion of their existing regulatory asset. The Utilities are unable to estimate the amount or range of their possible loss, if any, related to this matter. At December 31, 2025, the Utilities had not accrued a liability related to this matter.

127	CON EDISON ANNUAL REPORT 2025

Regulatory Assets and Liabilities
Regulatory assets and liabilities at December 31, 2025 and 2024 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Regulatory assets
Energy efficiency and other clean energy programs (a)	$1,994	$1,689	$1,893	$1,601
Customer account deferrals (b)	1,089	1,073	1,084	1,058
Environmental investigation and remediation costs	1,079	1,038	987	952
Revenue taxes	638	540	611	517
Legacy meters (c)	382	413	370	398
Property tax reconciliation (d)	101	131	97	131
Deferred storm costs (e)	85	147	1	53
Deferred derivative losses-long-term	18	106	15	94
Unrecognized pension and other postretirement costs	4	—	—	—
MTA power reliability deferral (f)	—	31	—	31
Pension and other postretirement benefits deferrals	—	2	—	2
Other	209	353	177	321
Regulatory assets - noncurrent	5,599	5,523	5,235	5,158
Deferred derivative losses - short term	97	102	90	92
Recoverable energy cost	6	39	5	14
Regulatory assets - current	103	141	95	106
Total Regulatory Assets	$5,702	$5,664	$5,330	$5,264
Regulatory liabilities
Allowance for cost of removal less salvage (g)	$1,686	$1,527	$1,468	$1,322
Future Income Tax*	1,120	1,224	1,015	1,112
Unrecognized Other Postretirement Benefit Cost (h)	873	1,054	806	984
Net unbilled revenue deferrals	397	436	397	436
Pension and Other Postretirement Employee Benefit Deferrals	356	368	313	304
Late Payment Charge Deferral	192	231	191	224
Deferred derivative gains – long term	119	8	109	6
System benefit charge carrying charge	108	115	100	110
Storm reserve passback	80	—	80	—
Settlement of prudence proceeding (i)	8	10	8	10
Other	435	471	392	432
Regulatory liabilities - noncurrent	5,374	5,444	4,879	4,940
Deferred derivative gains	165	25	152	22
Refundable energy costs current	71	59	53	18
Revenue decoupling mechanism liabilities	13	18	—	—
Regulatory liabilities - current	249	102	205	40
Total Regulatory Liabilities	$5,623	$5,546	$5,084	$4,980
* See "Federal Income Tax" in Note A, "Other Regulatory Matters," above, and Note L.

(a) Energy Efficiency and Other Clean Energy Programs represent programs designed to increase energy efficiency achievements and other clean energy transformation efforts.

(b) Customer account deferrals include (1) the amount to be collected from customers related to the Emergency Summer Cooling Credits program for CECONY, (2) deferrals under CECONY and O&R's electric and gas rate plans for the reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates as well as for increases to the allowance for uncollectible accounts receivable and (3) deferral related to the arrears relief programs. Amounts deferred under the arrears relief programs were $262.9 million and $0.8 million for CECONY and O&R at December 31, 2025, respectively, and $323.7 million and $1.4 million at December 31, 2024, respectively, and receive a return at the pre-tax weighted average cost of capital.

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

(f) MTA power reliability deferral represents CECONY’s costs in excess of those reflected in its prior electric rate plan to take certain actions relating to the electrical equipment that serves the Metropolitan Transportation Authority (MTA) subway system. The company recovered this regulatory asset pursuant to its 2023-2025 rate plan. See footnote (b) to the CECONY - Electric table under “Rate Plans,” above.

CON EDISON ANNUAL REPORT 2025	128

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

The NYSPSC has authorized CECONY to accrue unbilled electric, gas and steam revenues. CECONY has deferred the differences between unbilled revenues and energy costs for the future benefit of customers by recording a regulatory liability of $397 million and $436 million at December 31, 2025 and 2024, respectively.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate for the years ended December 31, 2025 and 2024 was 4.75 percent and 5.95 percent, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($3,421 million and $3,262 million for Con Edison, and $3,193 million and $3,024 million for CECONY at December 31, 2025 and 2024, respectively). Regulatory assets of RECO for which a cash outflow has been made ($41 million and $28 million at December 31, 2025 and 2024, respectively) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At December 31, 2025 and 2024, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:

Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Environmental investigation and remediation costs	$1,072	$1,037	$980	$942
Revenue taxes	621	567	595	543
UB deferral for uncollectible accounts receivable	427	551	426	541
Deferred derivative losses - short-term	97	102	90	92
Deferred derivative losses - long-term	18	106	15	94
Unrecognized pension and other postretirement costs	4	—	—	—
Other	42	39	31	28
Total	$2,281	$2,402	$2,137	$2,240
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

129	CON EDISON ANNUAL REPORT 2025

The Utilities recover deferred derivative losses - short-term within one year, and long-term generally within three years.

The Utilities recover unrecognized pension and other postretirement costs over 10 years, and the portion of investment gains or losses is recognized in expense over 15 years, pursuant to NYSPSC policy.
Note C – Capitalization
Common Stock
Con Edison is authorized to issue 500,000,000 shares of its common stock and CECONY is authorized to issue 340,000,000 of its common stock. At December 31, 2025 and 2024, 361,121,447 and 346,597,693 shares, respectively, of Con Edison common stock were outstanding. At December 31, 2025 and 2024, 235,488,094 million shares of CECONY common stock were outstanding, all of which were owned by Con Edison. At December 31, 2025 and 2024, Con Edison had 33,753,963 treasury shares, including 21,976,200 shares of Con Edison common stock that CECONY purchased prior to 2001 in connection with Con Edison’s stock repurchase plan and 10,543,263 common shares of Con Edison purchased in 2023 in connection with Con Edison's accelerated share repurchase agreements. CECONY presents in the financial statements the cost of the Con Edison common stock it owns as a reduction of common shareholder’s equity.

In March 2025, Con Edison issued 7,000,000 shares of its common stock for approximately $677 million upon physical settlement of a forward sale agreement entered into by the company in December 2024. Also in March 2025, Con Edison issued 6,300,000 shares of its common stock resulting in net proceeds of approximately $631 million.

Capitalization of Con Edison
At December 31, 2025 and 2024, Con Edison's capitalization shown on its Consolidated Statement of Capitalization includes its outstanding common stock and long-term debt and the outstanding long-term debt of the Utilities.

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

Long-term Debt
Long-term debt maturing in the period 2026-2030 is as follows:

(Millions of Dollars)	Con Edison	CECONY
2026	$250	$250
2027	780	700
2028	800	800
2029	44	—
2030	635	600
At December 31, 2025 and December 31, 2024, long-term debt of CECONY included $225 million of tax–exempt debt issued through the New York State Energy Research and Development Authority (NYSERDA) that bore interest at a rate determined weekly and was subject to tender by bondholders for purchase by the company.
The carrying amounts and fair values of long-term debt at December 31, 2025 and 2024 are:

(Millions of Dollars)	2025		2024
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison (b)	$25,801	$23,633	$24,651	$21,997
CECONY	24,310	22,291	23,409	20,915

CON EDISON ANNUAL REPORT 2025	130

(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $249 million and $240 million for Con Edison and CECONY, respectively, as of December 31, 2025 and $249 million and $241 million for Con Edison and CECONY, respectively, as of December 31, 2024.
(b)Amounts shown exclude $59 million of debt as of December 31, 2024 for Broken Bow II, a deferred project that was classified as held for sale as of December 31, 2024. The sale and transfer of Broken Bow II, including the related debt, was completed in January 2025.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at December 31, 2025 are classified as Level 2 liabilities (see Note R).

Significant Debt Covenants
The significant debt covenants under the financing arrangements for the Companies' debentures include obligations to pay principal and interest when due and covenants not to consolidate with or merge into any other entity unless certain conditions are met. The Companies' debentures have no cross default provisions. The tax–exempt financing arrangements of CECONY are subject to covenants for the debentures discussed above and the covenants discussed below. The Companies were in compliance with their significant debt covenants at December 31, 2025.

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
Note D – Short-Term Borrowing
In March 2023, Con Edison and the Utilities entered into a $2,500 million credit agreement that replaced a December 2016 credit agreement, under which banks are committed to provide loans and letters of credit on a revolving credit basis. In March 2024, Con Edison and the Utilities entered into a First Amendment to Credit Agreement (as so amended, the Credit Agreement) that, among other things, amended the mechanics relating to determining the interest rate to be paid with respect to a “Term SOFR Loan.” The Credit Agreement expires in March 2029, unless extended for up to one additional one-year term. There is a maximum of $2,500 million of credit available to CECONY and $800 million (subject to increase up to $1,000 million) available to Con Edison, including up to $900 million of letters of credit. The Companies have not borrowed under the Credit Agreement. The Credit Agreement supports the Companies’ commercial paper programs. Loans and letters of credit issued under the Credit Agreement may also be used for other general corporate purposes. Any borrowings under the Credit Agreement would generally be at variable interest rates.

In March 2025, CECONY entered into a 364-Day Revolving Credit Agreement (the CECONY Credit Agreement) that replaced a March 2024 CECONY 364-Day Credit Agreement, under which banks are committed to provide loans up to $500 million on a revolving credit basis. The CECONY Credit Agreement expires in March 2026 and supports CECONY’s commercial paper program. Loans issued under the CECONY Credit Agreement may also be used for other general corporate purposes. Any borrowings under the CECONY Credit Agreement would generally be at variable interest rates.

At December 31, 2025, Con Edison had $1,575 million of commercial paper outstanding, of which $1,240 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2025 was 3.9 percent for both Con Edison and CECONY. At December 31, 2024, Con Edison had $2,170 million of commercial paper outstanding of which $1,694 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2024 was 4.7 percent for both Con Edison and CECONY.

131	CON EDISON ANNUAL REPORT 2025

At December 31, 2025 and 2024, no loans or letters of credit were outstanding under the Credit Agreement and no loans were outstanding under the CECONY Credit Agreement.

The banks’ commitments under the Credit Agreement and the CECONY Credit Agreement are subject to certain conditions, including that there be no event of default or event which with notice or the lapse of time would become an event of default with respect to any company. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the Companies under the Credit Agreement or by CECONY under the CECONY Credit Agreement, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company immediately due and payable and for the Credit Agreement, require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default for a company include, among other things, that company exceeding at any time of a ratio of consolidated debt to consolidated total capital of 0.65 to 1 (at December 31, 2025 this ratio was 0.54 to 1 for Con Edison and 0.55 to 1 for CECONY); that company having liens on its assets in an aggregate amount exceeding 10 percent of its consolidated net tangible assets, subject to certain exceptions; that company or any of its material subsidiaries failing to make one or more payments in respect of material financial obligations (in excess of an aggregate $150 million of debt or derivative obligations other than non-recourse debt) of that company; the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of an aggregate $150 million of debt other than non-recourse debt) of that company or enables the holders of such debt to accelerate the maturity thereof; and other customary events of default. Interest and fees charged for the revolving credit facilities and any loans made or letters of credit issued under the Credit Agreement reflect the Companies’ respective credit ratings. The Companies were in compliance with their significant debt covenants at December 31, 2025.

In November 2025, CECONY repaid at maturity $700 million pursuant to a 364-Day Senior Unsecured Delayed Draw Term Loan Credit Agreement entered into by the company in November 2024.

Also in November 2025, CECONY borrowed $500 million, at a variable rate under a 364-Day Senior Unsecured Term Loan Credit Agreement entered into by the company in November 2025 (the CECONY Term Loan Credit Agreement). The term loans mature in November 2026. CECONY has the option to prepay the term loans issued under the CECONY Term Loan Credit Agreement prior to maturity. CECONY intends to use borrowings under the CECONY Term Loan Credit Agreement for general corporate purposes.

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
Total Periodic Benefit Credit
The components of the Companies’ total periodic benefit credit for 2025, 2024 and 2023 were as follows:

CON EDISON ANNUAL REPORT 2025	132

	Con Edison			CECONY
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
Service cost – including administrative expenses	$167	$177	$161	$158	$167	$151
Interest cost on projected benefit obligation	675	642	649	636	604	611
Expected return on plan assets	(1,116)	(1,129)	(1,114)	(1,066)	(1,076)	(1,061)
Recognition of net actuarial gain	(265)	(5)	(232)	(253)	(7)	(219)
Recognition of prior service credit	(17)	(17)	(17)	(20)	(19)	(19)
TOTAL PERIODIC BENEFIT CREDIT	$(556)	$(332)	$(553)	$(545)	$(331)	$(537)
Cost capitalized	(92)	(94)	(81)	(88)	(90)	(78)
Reconciliation to rate level	(54)	55	282	(55)	43	261
Total benefit recognized	$(702)	$(371)	$(352)	$(688)	$(378)	$(354)

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
Funded Status
The funded status at December 31, 2025, 2024 and 2023 was as follows:

	Con Edison			CECONY
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$12,141	$12,712	$12,113	$11,435	$11,977	$11,395
Service cost – excluding administrative expenses	162	172	156	153	162	146
Interest cost on projected benefit obligation	675	642	649	636	604	611
Net actuarial loss (gain)	422	(557)	599	391	(557)	572
Plan amendments	—	—	3	—	—	—
Benefits paid	(883)	(828)	(808)	(813)	(751)	(747)
PROJECTED BENEFIT OBLIGATION AT END OF YEAR	$12,517	$12,141	$12,712	$11,802	$11,435	$11,977
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$15,278	$15,404	$14,979	$14,591	$14,674	$14,248
Actual return on plan assets	1,642	724	1,261	1,570	691	1,201
Employer contributions	56	20	21	53	17	18
Benefits paid	(883)	(828)	(808)	(813)	(751)	(747)
Administrative expenses	(41)	(42)	(49)	(40)	(40)	(46)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$16,052	$15,278	$15,404	$15,361	$14,591	$14,674
FUNDED STATUS	$3,535	$3,137	$2,692	$3,559	$3,156	$2,697
Unrecognized net gain	$(673)	($857)	($757)	$(663)	($825)	($705)
Unrecognized prior service credits	(71)	(88)	(105)	(84)	(104)	(124)
Accumulated benefit obligation	$11,478	$11,236	$11,739	$10,778	$10,554	$11,031

The increase in the pension funded status at December 31, 2025 for Con Edison and CECONY of $398 million and $403 million, respectively, compared with December 31, 2024, was primarily due to a return on plan assets that was greater than the expected rate of return, partially offset by an increase in the plan's projected benefit obligation as a result of a decrease in the discount rate. The increase in the pension funded status at December 31, 2024 for Con Edison and CECONY of $445 million and $459 million, respectively, compared with December 31, 2023, was primarily due to a decrease in the plan's projected benefit obligation as a result an increase in the discount rate. See below for further information on the change in the discount rate and determination of the discount rate assumption. For Con Edison, the 2025 increase in pension funded status asset corresponds with a decrease to regulatory accounts of $195 million for unrecognized net gains and unrecognized prior service credits associated with the Utilities consistent with the accounting rules for regulated operations, a debit to OCI of $17 million (net of taxes) for

133	CON EDISON ANNUAL REPORT 2025

the unrecognized net gains, and an immaterial change to OCI (net of taxes) for the unrecognized prior service credits associated with certain employees of Con Edison Transmission and RECO who previously worked for the Utilities. For 2025, included within the funded status are noncurrent liabilities of $344 million and $317 million for Con Edison and CECONY, respectively, and current liabilities of $26 million and $23 million for Con Edison and CECONY, respectively. For 2024, included within the funded status are noncurrent liabilities of $319 million and $296 million for Con Edison and CECONY, respectively. For 2023, included within the funded status are noncurrent liabilities of $337 million and $313 million for Con Edison and CECONY, respectively.
For CECONY, the increase in pension funded status asset at December 31, 2025 corresponds with a decrease to regulatory liabilities of $180 million for unrecognized net gains and unrecognized prior service credits consistent with the accounting rules for regulated operations, and also a debit to OCI of $15 million (net of taxes) for unrecognized net gains, and an immaterial change to OCI (net of taxes) for the unrecognized prior service costs associated with certain employees of Con Edison Transmission who previously worked for CECONY.
At December 31, 2025 and 2024, Con Edison’s investments included $620 million and $583 million, respectively, held in external trust accounts for benefit payments pursuant to the supplemental retirement plans. Included in these amounts for CECONY were $598 million and $560 million, respectively. See Note R. The accumulated benefit obligations for the supplemental retirement plans for Con Edison and CECONY were $357 million and $331 million as of December 31, 2025, respectively, and $380 million and $354 million as of December 31, 2024, respectively.
Assumptions
The actuarial assumptions were as follows:

	2025	2024	2023
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.50%	5.70%	5.15%
Interest crediting rate for cash balance plan	4.50%	4.30%	4.20%
Rate of compensation increase
CECONY	4.25%	3.80%	3.80%
O&R	3.45%	3.20%	3.20%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.70%	5.15%	5.45%
Interest crediting rate for cash balance plan	4.30%	4.20%	4.00%
Expected return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase
CECONY	4.25%	3.80%	3.80%
O&R	3.45%	3.20%	3.20%

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
Discount Rate Assumption
To determine the assumed discount rate, the Companies use a model that discounts plan specific cash flows with corresponding spot rates on a yield curve and determines the single discount rate that produces the same discounted value of cash flows. Term structures of interest rates are based on AA rated corporate bonds. Bonds with questionable pricing information and bonds that are not representative of the overall market are excluded from consideration. For example, the bonds used in the model cannot be callable unless accompanied by a make-whole provision or callable (single call) within 12 months of maturity. The spot rates defined by the yield curve and the plan’s projected benefit payments are used to develop a weighted average discount rate.

CON EDISON ANNUAL REPORT 2025	134

Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years:

(Millions of Dollars)	Con Edison	CECONY
2026	$811	$747
2027	826	765
2028	826	765
2029	838	779
2030	840	781
2031-2035	$4,262	$3,985
Expected Contributions
Based on estimates as of December 31, 2025, the Companies expect to make contributions to the pension plans during 2026 of $8 million (of which $4 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost, if any, of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental plans.
Plan Assets
The asset allocations for the pension plan at the end of 2025, 2024 and 2023, and the target allocation for 2026 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2026	2025	2024	2023
Equity Securities	20% - 24%	24%	27%	26%
Debt Securities	55% - 65%	57%	51%	50%
Real Estate and Other Alternatives	14% - 22%	19%	22%	24%
Total		100%	100%	100%
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
The strategic asset allocation is intended to meet the objectives of the pension plan by diversifying its funds across asset classes, investment styles and fund managers. An asset/liability study typically is conducted every few years to determine whether the current strategic asset allocation continues to represent the appropriate balance of expected risk and reward for the plan to meet expected liabilities. Each study considers the investment risk of the asset allocation and determines the optimal asset allocation for the plan. The target asset allocation for 2026 reflects the results of such a study conducted in 2025.
Individual fund managers operate under written guidelines provided by Con Edison that cover such areas as investment objectives, performance measurement, permissible investments, investment restrictions, trading and

135	CON EDISON ANNUAL REPORT 2025

execution, and communication and reporting requirements. Con Edison management regularly monitors and the named fiduciaries review asset class performance, total fund performance, and compliance with asset allocation guidelines. Management changes fund managers and rebalances the portfolio as appropriate.
The Utilities each participate in the Con Edison Retirement Plan, the assets of which are held in the pension trust. In accordance with the Utilities' rate plans, pension plan costs and liabilities are allocated to each of the Utilities based on plan participant-level data, while pension plan assets are allocated based on historical and current amounts of contributions, if any, disbursements, and investment returns. Pension plan assets for Con Edison are shown below. Of the amounts disclosed below for Con Edison, 95% are attributable to CECONY.
Assets measured at fair value on a recurring basis are summarized below as defined by the accounting rules for fair value measurements (see Note R).
The fair values of the pension plan assets at December 31, 2025 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$2,311	$—	$2,311
International Equity (b)	1,498	—	1,498
U.S. Government Issued Debt (c)	—	921	921
Corporate Bonds Debt (d)	—	6,430	6,430
Structured Assets Debt (e)	—	159	159
Other Fixed Income Debt (f)	—	904	904
Commingled Trust Fund (g)	—	517	517
Cash and Cash Equivalents (h)	32	280	312
Futures (i)	(1)	—	(1)
Total investments within the fair value hierarchy	$3,840	$9,211	$13,051
Investments measured at NAV per share (j)
Private Equity (k)			933
Real Estate (l)			1,437
Hedge Funds (m)			749
Total investments valued using NAV per share			$3,119
Funds for retiree health benefits (n)	(45)	(109)	(154)
Funds for retiree health benefits measured at NAV per share (n)(j)			(37)
Total funds for retiree health benefits			$(191)
Investments (excluding funds for retiree health benefits)	$3,795	$9,102	$15,979
Pending activities (o)			73
Total fair value of plan net assets			$16,052
(a)U.S. Equity is comprised of both actively- and passively-managed investments in domestic equity index funds and actively-managed global equity funds.
(b)International Equity is comprised of investments in international equity index funds and actively-managed global equity funds.
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
(j)In accordance with ASU 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(k)Private Equity is comprised of global private market investments. Private equity's investment objective is to generate returns on capital from a diversified portfolio of primary fund investments, secondaries and co-investments. The plan's unfunded commitments to private equity were approximately $147 million at December 31, 2025. However, the managers also expect to make significant cash flow distributions in 2026 and 2027. While the investments in this asset class cannot be redeemed, the plan would be able to receive distributions from selling its limited partnership interests in the secondary market, which would be expected to take three to six months.

CON EDISON ANNUAL REPORT 2025	136

(l)Real Estate investments are open-end real estate funds that invest in a portfolio of real properties that are broadly diversified by geography and property type. The real estate asset class is expected to produce returns from income and capital appreciation. Real estate also provides a hedge against inflation. The funds allow for quarterly redemptions, however the amount and timing of distributions are subject to market conditions and are currently uncertain.
(m)Hedge Funds are structured as a custom fund of one and can invest in external hedge fund managers that pursue a wide array of strategies including event driven, fundamental long/short, relative value, directional trading, and direct sourcing. These investments seek to generate positive absolute returns with lower volatility than other investments. The various hedge fund managers can invest in all financial instruments. Substantially all of the investment could be liquidated within 18 months.
(n)The Companies set aside funds for retiree health benefits through a separate account within the pension trust, as permitted under Section 401(h) of the Internal Revenue Code of 1986, as amended. In accordance with the Code, the plan’s investments in the 401(h) account may not be used for, or diverted to, any purpose other than providing health benefits for retirees. The net assets held in the 401(h) account are calculated based on a pro-rata percentage allocation of the net assets in the pension plan. The related obligations for health benefits are not included in the pension plan’s obligations and are included in the Companies’ other postretirement benefit obligation. See Note F.
(o)Pending activities include security purchases and sales that have not settled, interest and dividends that have not been received and reflects adjustments for available estimates at year end.

The fair values of the pension plan assets at December 31, 2024 by asset category are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Investments within the fair value hierarchy
U.S. Equity (a)	$2,752	$—	$2,752
International Equity (b)	1,508	—	1,508
U.S. Government Issued Debt (c)	—	619	619
Corporate Bonds Debt (d)	—	5,429	5,429
Structured Assets Debt (e)	—	159	159
Other Fixed Income Debt (f)	—	783	783
Commingled Trust Fund (g)	—	478	478
Cash and Cash Equivalents (h)	51	292	343
Futures (i)	(4)	—	(4)
Total investments within the fair value hierarchy	$4,307	$7,760	$12,067
Investments measured at NAV per share (j)
Private Equity (k)			975
Real Estate (l)			1,609
Hedge Funds (m)			788
Total investments valued using NAV per share			$3,372
Funds for retiree health benefits (n)	(50)	(90)	(140)
Funds for retiree health benefits measured at NAV per share (n)(j)			(39)
Total funds for retiree health benefits			$(179)
Investments (excluding funds for retiree health benefits)	$4,257	$7,670	$15,260
Pending activities (o)			18
Total fair value of plan net assets			$15,278
(a) - (o) Reference is made to footnotes (a) through (o) in the above table of pension plan assets at December 31, 2025 by asset category.
The Companies also offer a defined contribution savings plan that covers substantially all employees and made contributions to the plan as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
Con Edison	$69	$57	$57
CECONY	63	52	51

137	CON EDISON ANNUAL REPORT 2025

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
Total Periodic Benefit Credit
The components of the Companies’ total periodic postretirement benefit credit for 2025, 2024 and 2023 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
Service cost	$11	$13	$14	$9	$10	$12
Interest cost on accumulated other postretirement benefit obligation	48	47	57	41	40	49
Expected return on plan assets	(67)	(68)	(70)	(53)	(55)	(56)
Recognition of net actuarial (gain)	(27)	(20)	(16)	(18)	(13)	(8)
Recognition of prior service credit	(1)	(1)	(2)	—	—	—
TOTAL PERIODIC POSTRETIREMENT BENEFIT CREDIT	$(36)	$(29)	$(17)	$(21)	$(18)	$(3)
Cost capitalized	(5)	(6)	(6)	(4)	(5)	(5)
Reconciliation to rate level	12	16	4	10	13	(2)
Total credit recognized	$(29)	$(19)	$(19)	$(15)	$(10)	$(10)
For information about the presentation of the components of net periodic benefit cost and disclosure requirements, see Note E.

CON EDISON ANNUAL REPORT 2025	138

Funded Status
The funded status of the programs at December 31, 2025, 2024 and 2023 were as follows:

	Con Edison			CECONY
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$898	$963	$1,058	$775	$825	$921
Service cost	11	13	14	9	10	12
Interest cost on accumulated postretirement benefit obligation	48	47	57	41	40	49
Net actuarial (gain)/loss	8	(57)	(93)	15	(38)	(94)
Benefits paid and administrative expenses, net of subsidies	(104)	(120)	(128)	(96)	(112)	(118)
Participant contributions	52	52	55	52	50	55
BENEFIT OBLIGATION AT END OF YEAR	$913	$898	$963	$796	$775	$825
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$934	$929	$860	$744	$750	$708
Actual return on plan assets	112	56	116	84	44	84
Employer contributions	14	13	22	10	10	17
Employer group waiver plan subsidies	90	66	56	82	60	52
Participant contributions	52	52	55	52	50	55
Benefits paid	(190)	(182)	(180)	(175)	(170)	(166)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$1,012	$934	$929	$797	$744	$750
FUNDED STATUS	$99	$36	$(34)	$1	$(31)	$(75)
Unrecognized net gain	($133)	$(119)	$(90)	($59)	$(57)	$(41)
Unrecognized prior service costs	(8)	(9)	(10)	—	—	—
The decrease in the other postretirement benefits funded status liability (or increase in the funded status asset) at December 31, 2025 for Con Edison and CECONY of $63 million and $32 million, respectively, compared with December 31, 2024, was primarily due to the actual return on plan assets in 2025. The decrease in the other postretirement benefits funded status liability at December 31, 2024 for Con Edison and CECONY of $70 million and $44 million, respectively, compared with December 31, 2023, was primarily due to decreased net actuarial gains in 2024. For 2025, included within the funded status are noncurrent assets of $324 million and $207 million for Con Edison and CECONY, respectively. For 2024, included within the funded status are noncurrent assets of $271 million and $180 million for Con Edison and CECONY, respectively. For 2023, included within the funded status are noncurrent assets of $224 million and $154 million for Con Edison and CECONY, respectively.
For Con Edison, the increase in the funded status asset at December 31, 2025 corresponds with a net decrease to regulatory assets and increase to regulatory liabilities of $9 million for unrecognized net gains and unrecognized prior service costs associated with the Utilities consistent with the accounting rules for regulated operations, a credit to OCI of $2 million (net of taxes) for the unrecognized net gains and an immaterial change to OCI for the unrecognized prior service costs associated with Con Edison Transmission and RECO.
For CECONY, the decrease in funded status liability at December 31, 2025 corresponds with a net decrease to regulatory assets and increase to regulatory liabilities of $2 million for unrecognized net gains and the unrecognized prior service costs associated with the company consistent with the accounting rules for regulated operations, a credit to OCI of $1 million (net of taxes) for the unrecognized net gains and an immaterial change to OCI for the unrecognized prior service costs associated with eligible employees of Con Edison Transmission who previously worked for CECONY.

139	CON EDISON ANNUAL REPORT 2025

Assumptions
The actuarial assumptions were as follows:

	2025	2024	2023
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate
CECONY	5.30%	5.55%	5.05%
O&R	5.45%	5.65%	5.15%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount Rate
CECONY	5.55%	5.05%	5.35%
O&R	5.65%	5.15%	5.45%
Expected Return on Plan Assets	6.45%	6.45%	6.80%
Refer to Note E for descriptions of the basis for determining the expected return on assets, investment policies and strategies and the assumed discount rate.
The health care cost trend rates for covered medical and prescription medication expenses used to determine the accumulated other postretirement benefit obligations (APBO) at December 31, 2025 were assumed to increase each year, with the initial rate gradually decreasing to the ultimate rate as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65 Medical	7.50%	4.50%	2038
Post-65 Medical	4.50%	4.50%	—
Prescription Medications	8.00%	4.50%	2040

Expected Benefit Payments
Based on current assumptions, the Companies expect to make the following benefit payments over the next ten years, net of receipt of governmental subsidies and participant contributions:

(Millions of Dollars)	Con Edison	CECONY
2026	$66	$58
2027	68	60
2028	69	61
2029	70	62
2030	71	63
2031-2035	$350	$311
Expected Contributions
Based on estimates as of December 31, 2025, Con Edison expects to make a contribution of $4 million (all of which is expected to be made by CECONY) to the other postretirement benefit plans in 2026. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

CON EDISON ANNUAL REPORT 2025	140

Plan Assets
The asset allocations for CECONY’s other postretirement benefit plans at the end of 2025, 2024 and 2023, and the target allocation for 2026 are as follows:

	Target Allocation Range	Plan Assets at December 31,
Asset Category	2026	2025	2024	2023
Equity Securities	35%-55%	41%	41%	44%
Debt Securities	40%-60%	52%	51%	51%
Real Estate and Other Alternatives	0%-9%	7%	8%	5%
Total		100%	100%	100%
Con Edison has established postretirement health and life insurance benefit plan trusts for the investment of assets to be used for the exclusive purpose of providing other postretirement benefits to participants and beneficiaries.
Refer to Note E for a discussion of Con Edison’s investment policy for its benefit plans.
The fair values of the plans' assets at December 31, 2025 by asset category as defined by the accounting rules for fair value measurements (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$330	$330
Other Fixed Income Debt (b)	—	359	359
Cash and Cash Equivalents (c)	7	19	26
Commingled Trust Fund (d)	—	46	46
Real Estate (e)(f)			39
Total investments	$7	$754	$800
Funds for retiree health benefits (g)	45	109	154
Investments (including funds for retiree health benefits)	$52	$863	$954
Funds for retiree health benefits measured at net asset value (f)(g)			37
Pending activities (h)			21
Total fair value of plan net assets			$1,012
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

141	CON EDISON ANNUAL REPORT 2025

The fair values of the plans' assets at December 31, 2024 by asset category (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$302	$302
Other Fixed Income Debt (b)	—	323	323
Cash and Cash Equivalents (c)	7	27	34
Commingled Trust Fund (d)	—	38	38
Real Estate (e)(f)			39
Total investments	$7	$690	$736
Funds for retiree health benefits (g)	50	90	140
Investments (including funds for retiree health benefits)	$57	$780	$876
Funds for retiree health benefits measured at net asset value (f)(g)			39
Pending activities (h)			19
Total fair value of plan net assets			$934
(a) - (h) Reference is made to footnotes (a) through (h) in the above table of other postretirement benefit plan assets at December 31, 2025 by asset category.

The fair values of CECONY's portion of the plans' assets at December 31, 2025 by asset category as defined by the accounting rules for fair value measurements (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$222	$222
Other Fixed Income Debt (b)	—	256	256
Cash and Cash Equivalents (c)	7	18	25
Commingled Trust Fund (d)	—	46	46
Real Estate (e)(f)			$39
Total investments	$7	$542	$588
Funds for retiree health benefits (g)	45	109	$154
Investments (including funds for retiree health benefits)	$52	$651	$742
Funds for retiree health benefits measured at net asset value (f)(g)			37
Pending activities (h)			18
Total fair value of plan net assets			$797
(a) - (h) Reference is made to footnotes (a) through (h) in the above table of other postretirement benefit plan assets at December 31, 2025 by asset category.

CON EDISON ANNUAL REPORT 2025	142

The fair values of CECONY's portion of the plans' assets at December 31, 2024 by asset category (see Note R) are as follows:

(Millions of Dollars)	Level 1	Level 2	Total
Equity (a)	$—	$205	$205
Other Fixed Income Debt (b)	—	233	233
Cash and Cash Equivalents (c)	7	26	33
Commingled Trust Fund (d)	—	38	38
Real Estate (e)(f)			$39
Total investments	$7	$502	$548
Funds for retiree health benefits (g)	50	90	$140
Investments (including funds for retiree health benefits)	$57	$592	$688
Funds for retiree health benefits measured at net asset value (f)(g)			39
Pending activities (h)			17
Total fair value of plan net assets			$744
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
The accrued liabilities and regulatory assets related to Superfund Sites at December 31, 2025 and 2024 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Accrued Liabilities:
Manufactured gas plant sites	$980	$941	$882	$846
Other Superfund Sites	99	96	98	96
Total	$1,079	$1,037	$980	$942
Regulatory assets	$1,079	$1,038	$987	$952

143	CON EDISON ANNUAL REPORT 2025

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
Environmental remediation costs incurred related to Superfund Sites at December 31, 2025 and 2024 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Remediation costs incurred	$23	$44	$22	$44
Insurance and other third party recoveries received by Con Edison or CECONY were immaterial in 2025 and 2024.
Con Edison and CECONY estimate that in 2026 they will incur costs for remediation of approximately $28 million. The Companies are unable to estimate the time period over which the remaining accrued liability will be incurred because, among other things, the required remediation has not been determined for some of the sites.
In 2025, Con Edison and CECONY estimated that for their manufactured gas plant sites (including CECONY’s Astoria site), the aggregate undiscounted potential liability for the investigation and remediation of coal tar and/or other environmental contaminants could range up to $3,540 million and $3,380 million, respectively. These estimates were based on the assumption that there is contamination at all sites, including those that have not yet been fully investigated and additional assumptions about the extent of the contamination and the type and extent of the remediation that may be required. Actual experience may be materially different.
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought significant compensatory and punitive damages for deaths and injuries allegedly caused by exposure to asbestos and asbestos containing materials at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At December 31, 2025, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought through 2040 as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have modified, and may continue to modify, standards for determining liability in asbestos suits than the standard that applied historically. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at December 31, 2025 and 2024 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Accrued liability – asbestos suits	$11	$8	$10	$7
Regulatory assets – asbestos suits	11	8	10	7
Accrued liability – workers’ compensation	51	53	49	51
Regulatory liabilities – workers’ compensation	21	20	21	20

CON EDISON ANNUAL REPORT 2025	144

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY's costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million and an insurance receivable in the same amount, and such estimated liability and receivable did not change as of December 31, 2025.

Other Contingencies
For additional contingencies, see “Other Regulatory Matters” in Note B, Note G and "Uncertain Tax Positions" in Note L.

Guarantees
Con Edison has entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements totaled $60 million and $58 million at December 31, 2025 and 2024, respectively.
A summary, by type and term, of Con Edison’s total guarantees under these other agreements at December 31, 2025 is as follows:

Guarantee Type	0 – 3 years	> 10 years	Total
	(Millions of Dollars)
Con Edison Transmission	$60	$—	$60
Total	$60	$—	$60

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

145	CON EDISON ANNUAL REPORT 2025

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
The future capacity and other fixed payments under the electricity and gas purchase agreements are estimated to be as follows:

(Millions of Dollars)	2026	2027	2028	2029	2030	All Years Thereafter
Con Edison
Electricity power purchase agreements	$225	$188	$147	$72	$44	$259
Natural gas	522	8	—	—	—	—
Gas transportation and storage	564	565	447	311	222	2,266
CECONY
Electricity power purchase agreements	222	187	147	72	44	259
Natural gas	466	7	—	—		—
Gas transportation and storage	493	494	391	272	193	1,975
For energy delivered and gas purchased under most of the electricity and gas purchase agreements, the Utilities are obligated to pay variable prices. The company’s payments under the significant terms of the agreements for capacity, energy, gas transportation and storage, and other fixed payments in 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
Con Edison
Astoria Generating Company (a)	$132	$75	$40
Brooklyn Navy Yard (b)	144	139	134
Gas Transportation and Storage (c)	580	422	372
Total	$856	$636	$546
CECONY
Astoria Generating Company (a)	$132	$75	$40
Brooklyn Navy Yard (b)	144	139	134
Gas Transportation and Storage (c)	509	372	327
Total	$785	$586	$501
(a) Capacity purchase agreements with terms ending in 2025 through 2029.
(b) Contract for plant output, which started in 1996 and ends in 2036.
(c) Contracts for various counterparties and terms extending through 2047.

CON EDISON ANNUAL REPORT 2025	146

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

Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Con Edison (a)			CECONY
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
Operating lease cost	$69	$67	$70	$68	$66	$66
Operating lease cash flows	$70	$67	$68	$69	$66	$65
(a)Amounts for Con Edison include amounts for the Clean Energy Businesses through February 2023. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.

As of December 31, 2025, 2024, and 2023, assets recorded as finance leases for Con Edison were $3 million, $3 million and $2 million, respectively. The accumulated amortization associated with such finance leases were $3 million, $2 million and $2 million, respectively. As of December 31, 2025, 2024, and 2023, assets recorded as finance leases for CECONY were $2 million, $3 million and $1 million, respectively. Accumulated amortization associated with such finance leases were $3 million, $2 million and $2 million, respectively.

For the years ended December 31, 2025, 2024, and 2023, finance lease costs and cash flows for Con Edison and CECONY were immaterial.

Right-of-use assets obtained in exchange for lease obligations for Con Edison and CECONY were $46 million and $45 million, respectively, for the year ended December 31, 2025 and $3 million for the year ended December 31, 2024.

Other information related to leases for Con Edison and CECONY at December 31, 2025 and 2024 was as follows:

147	CON EDISON ANNUAL REPORT 2025

	Con Edison		CECONY
	2025	2024	2025	2024
Weighted Average Remaining Lease Term:
Operating leases (a)	10.5 years	10.8 years	10.5 years	10.6 years
Finance leases	5.7 years	6 years	4 years	5 years
Weighted Average Discount Rate:
Operating leases (a)	4.0%	3.8%	4.0%	3.8%
Finance leases	1.9%	2.0%	1.5%	1.6%
(a)Amounts for Con Edison in 2024 exclude the operating lease of Broken Bow II, that was classified as held for sale as of December 31, 2024 and was sold and transferred in January 2025. Including the operating lease of Broken Bow II would result in a weighted average remaining lease term of 10.8 years and a weighted average discount rate of 3.8 percent as of December 31, 2024. See Note W and Note X.
Future minimum lease payments under non-cancellable leases at December 31, 2025 were as follows:

(Millions of Dollars)	Con Edison		CECONY
Year Ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2026	$73	$1	$72	$1
2027	71	1	71	1
2028	66	1	66	—
2029	67	—	67	—
2030	64	—	64	—
All years thereafter	291	—	291	—
Total future minimum lease payments	$632	$3	$631	$2
Less: imputed interest	(132)	—	(132)	—
Total	$500	$3	$499	$2
Reported as of December 31, 2025
Operating lease liabilities (current)	$123	$—	$122	$—
Operating lease liabilities (noncurrent)	377	—	377	—
Other current liabilities	—	1	—	1
Other noncurrent liabilities	—	2	—	1
Total	$500	$3	$499	$2

As of December 31, 2025, CECONY has lease agreements for clean energy facilities that have not yet commenced operation. These clean energy facility leases have lease terms of 15 years and are expected to commence operation within three years, for which the total present value is $442 million. There were no material lease terminations for the year ended December 31, 2025.
The Companies are lessors under certain leases whereby the Companies own real estate and distribution poles and lease portions of them to others. Revenue under such leases was immaterial for Con Edison and CECONY for the years ended December 31, 2025 and 2024.

Note K – Goodwill
The Companies test goodwill for impairment at least annually or whenever there is a triggering event. There is an option to first make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying a quantitative goodwill impairment test. The quantitative goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. All of Con Edison's goodwill relates to the O&R merger.

CON EDISON ANNUAL REPORT 2025	148

In 2025 and 2024, Con Edison completed qualitative and quantitative impairment tests, respectively, for its goodwill of $406 million related to the O&R merger and determined that the fair value of the reporting units significantly exceeded their carrying value, and accordingly the goodwill was not impaired. For the impairment test, $245 million and $161 million of goodwill were allocated to CECONY and O&R, respectively. Con Edison used a weighted combination of a discounted cash flow analysis and a market multiples analysis in its quantitative impairment test. No material impairments or triggering events were identified for Con Edison's goodwill for the years ending December 31, 2025, 2024 or 2023.

Note L – Income Tax

The components of income tax are as follows:

	Con Edison			CECONY
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
State
Current	$(49)	$(81)	$179	$(40)	$(87)	$(102)
Deferred	182	223	6	159	219	246
Federal
Current	33	(17)	176	149	(63)	(95)
Deferred	414	198	237	278	246	311
Amortization of investment tax credits	(6)	(5)	(111)	(2)	(1)	(2)
Total income tax expense	$574	$318	$487	$544	$314	$358
Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes is as follows:

		Con Edison
(Millions of Dollars) (% of Pre-tax income)	2025		2024		2023

U.S. Federal Statutory Tax Rate (a)	$545	21.0%	$449	21.0%	$631	21.0%
State Income Taxes:
State income taxes, net of federal income taxes (b)	140	5.4	115	5.4	165	5.5
MTA Surcredit amortization, net of federal income taxes	(35)	(1.3)	(3)	(0.1)	—	—
Non-NY State Income taxes related to the Clean Energy Businesses, net of federal income taxes	—	—	—	—	(18)	(0.6)
Tax Credits:
R&D credit and ITC amortization	(10)	(0.4)	(19)	(0.9)	(20)	(0.7)
Production Tax Credit	—	—	(6)	(0.3)	(12)	(0.4)
Deferred unamortized ITC recognized on sale of subsidiary	—	—	—	—	(107)	(3.5)
Nontaxable or Nondeductible items	5	0.2	(2)	(0.1)	1	—
Changes in unrecognized tax benefits	—	—	(2)	(0.1)	1	—
Other Adjustments:
Amortization of excess deferred federal income taxes (c)	(50)	(2.0)	(203)	(9.5)	(172)	(5.7)
Allowance for uncollectible accounts, net of regulatory recovery	(43)	(1.7)	(25)	(1.2)	(14)	(0.5)
Cost of removal	35	1.4	24	1.1	37	1.2
Other	(13)	(0.5)	(10)	(0.4)	(5)	(0.1)
Effective tax rate	$574	22.1%	$318	14.9%	$487	16.2%
(a)Income before income tax expense is attributable to domestic operations.
(b)State income taxes in New York account for the majority of the tax effect in this category.
(c)The amortization of excess deferred federal income taxes is lower in 2025, due to the completion of regulatory amortization of non-plant and certain plant-related excess deferred federal income taxes as of December 31, 2024, representing an accelerated refund of the related regulatory liability under its New York electric and gas rate plans.

149	CON EDISON ANNUAL REPORT 2025

	CECONY
(Millions of Dollars) (% of Pre-tax income)	2025		2024		2023

U.S. Federal Statutory Tax Rate (a)	$515	21.0%	$433	21.0%	$412	21.0%
State Income Taxes:
State income taxes, net of federal income taxes (b)	127	5.2	107	5.2	113	5.8
MTA Surcredit amortization, net of federal income taxes	(33)	(1.3)	(2)	(0.1)	—	—
Tax Credits	(6)	(0.2)	(14)	(0.7)	(17)	(0.8)
Nontaxable or Nondeductible items	5	0.2	(1)	(0.1)	2	0.1
Changes in unrecognized tax benefits	—	—	(2)	(0.1)	(2)	(0.1)
Other Adjustments:
Amortization of excess deferred federal income taxes (c)	(43)	(1.7)	(196)	(9.5)	(166)	(8.4)
Allowance for uncollectible accounts, net of regulatory recovery	(43)	(1.8)	(24)	(1.2)	(14)	(0.7)
Cost of removal	32	1.3	20	1.0	33	1.7
Other	(10)	(0.5)	(7)	(0.3)	(3)	(0.4)
Effective tax rate	$544	22.2%	$314	15.2%	$358	18.2%
(a)Income before income tax expense is attributable to domestic operations.
(b)State income taxes in New York account for the majority of the tax effect in this category.
(c)The amortization of excess deferred federal income taxes is lower in 2025, due to the completion of regulatory amortization of non-plant and certain plant-related excess deferred federal income taxes as of December 31, 2024, representing an accelerated refund of the related regulatory liability under its New York electric and gas rate plans.

CON EDISON ANNUAL REPORT 2025	150

The tax effects of temporary differences, which gave rise to deferred tax assets and liabilities, are as follows:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Deferred tax liabilities:
Property basis differences	$9,703	$9,222	$9,117	$8,632
Regulatory assets:
Energy efficiency and other clean energy programs	560	474	532	449
Customer Account Deferrals	306	301	304	297
Environmental remediation costs	303	291	277	267
Legacy Meters	107	116	104	112
Other regulatory assets	147	260	110	213
Pension and Retiree Benefits – Asset	1,186	1,063	1,153	1,037
Operating lease right-of-use asset	141	143	141	142
Other	3	—	24	—
Total deferred tax liabilities	$12,456	$11,870	$11,762	$11,149
Deferred tax assets:
Regulatory liabilities:
Unrecognized pension and other postretirement costs	$245	$296	$226	$276
Future income tax	315	343	285	312
Other regulatory liabilities	1,012	909	916	809
Superfund and other environmental costs	303	291	275	265
Pensions and retiree benefits - liability	158	154	147	142
Asset retirement obligations	134	127	134	127
Operating lease liabilities	141	143	141	142
Tax credits carryforward	241	346	8	—
Corporate Alternative Minimum Tax carryforward	205	139	213	111
Loss carryforwards	51	42	33	16
Valuation allowance	(12)	(12)	—	—
Equity investments	68	80	—	—
Other	—	160	—	140
Total deferred tax assets	$2,861	$3,018	$2,378	$2,340
Net deferred tax liabilities	$9,595	$8,852	$9,384	$8,809
Unamortized investment tax credits	24	22	16	10
Net deferred tax liabilities and unamortized investment tax credits	$9,619	$8,874	$9,400	$8,819

At December 31, 2025, Con Edison has $241 million in general business tax credit carryovers (primarily renewable energy tax credits). If unused, these general business tax credit carryovers will begin to expire in 2038. A deferred tax asset for these tax attribute carryforwards was recorded, and no valuation allowance was provided, as it is more likely than not that the deferred tax asset will be realized.

At December 31, 2025, Con Edison has a deferred tax asset on its New York state net operating loss carryforward of $46 million that will begin to expire, if unused, in 2040. No valuation allowance was provided, as it is more likely than not that the deferred tax asset will be realized.

At December 31, 2025, Con Edison has a deferred tax asset on its New York City net operating loss carryforward of $14 million that will begin to expire, if unused, in 2035. Con Edison retains a full valuation allowance against this deferred tax asset as it is not more likely than not that the deferred tax assets will be realized.

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

151	CON EDISON ANNUAL REPORT 2025

tax payable and an increase in accumulated deferred tax liabilities of $457 million, $418 million of which is for CECONY and $39 million of which is for O&R, to reflect the cumulative impact of this change in accounting method for the Utilities.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, containing a broad range of tax reform provisions, including extending and modifying certain key provisions of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 and expanding certain incentives under the federal Inflation Reduction Act, as enacted on August 16, 2022 (IRA) while accelerating the phase-out of solar and wind credits. The Companies have assessed the potential impacts of the OBBBA and any such assessments may be impacted by future guidance to be issued by the Department of Treasury. However, based on management’s assessment, the provisions in the OBBBA are not expected to have a material impact on the Companies’ financial position, results of operations or liquidity.
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

Beginning in 2024, based on the existing statute, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. At December 31, 2025, Con Edison has a CAMT credit carryforward of $205 million ($213 million of which is for CECONY). For the year ended December 31, 2025, the Companies accrued a CAMT liability of $88 million ($109 million of which is for CECONY) before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

On February 18, 2026, the IRS and the Department of Treasury issued Notice 2026-7, that provides additional interim guidance regarding the application of the CAMT and allows the Companies to deduct certain repair expenditures as a reduction to the Companies’ modified GAAP net income. This interim guidance is retroactive to the beginning of the IRA provisions in calculating the Companies’ CAMT liability.

As a result of implementing these new guidelines, the Companies will file a quick refund claim by April 15, 2026 for the 2025 tax year and amend their federal tax return for the 2024 tax year. Con Edison expects to claim tax refunds from the IRS of approximately $45 million ($161 million for CECONY) and would reduce its CAMT credit carryover by approximately $181 million ($161 million for CECONY) and increase Con Edison’s general business credits carryforward by approximately $136 million. This guidance will significantly reduce the Companies’ CAMT liability going forward.

Cash paid for income taxes (net of refunds received):

	Con Edison			CECONY
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
Federal	$(21)	$(1)	$230	$(24)	$61	$46
New York	(143)	6	164	(145)	2	(73)
New Jersey	—	1	2	—	—	—
All other	(1)	1	1	—	—	—
Total cash paid for income taxes (net of refunds)	$(165)	$7	$397	$(169)	$63	$(27)
Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

CON EDISON ANNUAL REPORT 2025	152

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for Con Edison and CECONY follows:

	Con Edison			CECONY
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
Balance at January 1,	$9	$11	$23	$5	$7	$8
Additions based on tax positions related to the current year	2	4	8	2	4	4
Additions based on tax positions of prior years	—	—	3	—	—	1
Reductions for tax positions of prior years	(2)	(6)	(11)	(2)	(6)	(6)
Settlements	—	—	(12)	—	—	—
Balance at December 31,	$9	$9	$11	$5	$5	$7

At December 31, 2025, the estimated uncertain tax positions for Con Edison was $9 million ($5 million for CECONY). For the year ended December 31, 2025, Con Edison recognized $2 million of income tax expense related to current year positions and recognized a tax benefit of $2 million related to positions in prior years, both of which were attributed to CECONY. The total amount of unrecognized tax benefits that, if recognized, would reduce Con Edison’s effective tax rate is $9 million ($8 million, net of federal taxes) with $5 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. In 2025, 2024 and 2023, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At December 31, 2025 and December 31, 2024, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Con Edison’s federal tax return for 2024 remains under examination. State and local tax returns remain open for examination in New York State for tax years 2022 through 2024, in New Jersey for tax years 2021 through 2024 and in New York City for tax years 2022 through 2024.

153	CON EDISON ANNUAL REPORT 2025

Note M – Revenue Recognition
The following table presents, for the years ended December 31, 2025, 2024 and 2023, revenue from contracts with customers as defined in ASC Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	2025			2024			2023
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$11,701	$(31)	$11,670	$10,868	$(151)	$10,717	$9,946	$132	$10,078
Gas	3,335	(57)	3,278	2,890	(56)	2,834	2,867	(38)	2,829
Steam	708	(5)	703	592	(14)	578	551	18	569
Total CECONY	$15,744	($93)	$15,651	$14,350	$(221)	$14,129	$13,364	$112	$13,476
O&R
Electric	956	(22)	934	865	(13)	852	740	19	759
Gas	345	(14)	331	250	23	273	286	11	297
Total O&R	$1,301	($36)	$1,265	$1,115	$10	$1,125	$1,026	$30	$1,056
Clean Energy Businesses (c)
Renewables	—	—	—	—	—	—	68	—	68
Energy services	—	—	—	—	—	—	7	—	7
Develop/Transfer Projects	—	—	—	—	—	—	7	—	7
Other	—	—	—	—	—	—	—	47	47
Total Clean Energy Businesses	$—	$—	$—	$—	$—	$—	$82	$47	$129
Con Edison Transmission	4	—	4	4	—	4	4	—	4
Other (b)	—	(2)	(2)	—	(2)	(2)	—	(2)	(2)
Total Con Edison	$17,049	($131)	$16,918	$15,469	$(213)	$15,256	$14,476	$187	$14,663
(a) For the Utilities, this includes primarily revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans, the conservation incentive program for RECO, and negative revenue adjustments.
(b) Other includes the parent company, Con Edison's tax equity interests, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note X.
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

CON EDISON ANNUAL REPORT 2025	154

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

	2025		2024		2023
(Millions of Dollars)	Unbilled contract revenue (a)	Unearned revenue (b)	Unbilled contract revenue (a)	Unearned revenue (b)	Unbilled contract revenue (a)		Unearned revenue (b)
Beginning balance as of January 1,	$4	$—	$4	$—	$80		$3
Additions (c)	—	—	—	—	2		—
Subtractions (c)	—	—	—	—	78		3	(d)
Ending balance as of December 31,	$4	$—	$4	$—	$4	(e)	$—
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
(d)Of the subtractions from unearned revenue, $3 million was included in the balance as of January 1, 2023.
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

155	CON EDISON ANNUAL REPORT 2025

The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances above existing rate allowances are not reflected in rates during the term of the current rate plans. For the Utilities’ allowance for uncollectible accounts for customer accounts receivable, which includes accrued unbilled revenue, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, reconnection rates and current and aged customer accounts receivable balances, including final balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. During 2025, Con Edison's and CECONY's allowances for uncollectible accounts decreased by $113 million and $105 million, respectively, to $507 million and $500 million, respectively. Generally, the Utilities write off customer accounts receivable as uncollectible 90 days after the account is disconnected for non-payment, or the account is closed during the collection process.

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

The table below presents a rollforward by major portfolio segment type for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	Con Edison						CECONY
	Accounts receivable - customers			Other receivables			Accounts receivable - customers			Other receivables
(Millions of Dollars)	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Allowance for credit losses
Beginning Balance at January 1,	$620	$360	$322	$41	$13	$10	$605	$353	$314	$38	$9	$7
Recoveries	38	21	14	—	—	—	37	17	12	—	—	—
Write-offs	(462)	(250)	(138)	(6)	—	(5)	(454)	(239)	(131)	(5)	—	(3)
Reserve adjustments	311	489	162	—	28	8	312	474	158	(6)	29	5
Ending Balance December 31,	$507	$620	$360	$35	$41	$13	$500	$605	$353	$27	$38	$9

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

During the years ended December 31, 2025, 2024, and 2023, equity awards were granted under the 2013 and 2023 LTIP. Shares of Con Edison common stock used to satisfy the Companies’ obligations with respect to stock-based compensation may be new shares (authorized, but unissued) or treasury shares (existing treasury shares or shares purchased in the open market). The shares used during the year ended December 31, 2025 were new shares. The Companies intend to use new shares to fulfill their stock-based compensation obligations for 2026.

CON EDISON ANNUAL REPORT 2025	156

The Companies recognized stock-based compensation expense using a fair value measurement method. The following table summarizes stock-based compensation expense recognized by the Companies in the years ended December 31, 2025, 2024 and 2023:

	Con Edison			CECONY
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
Performance-based restricted stock	$41	$23	$41	$37	$20	$36
Time-based restricted stock	3	2	2	3	2	2
Non-employee director deferred stock compensation	3	3	3	3	3	3
Stock purchase plan	8	7	7	7	7	7
Total	$55	$35	$53	$50	$32	$48
Income tax benefit	$15	$10	$15	$14	$9	$13
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

	2025	2024	2023
Risk-free interest rate (a)	3.47% - 3.48%	4.23% - 4.25%	4.06% -4.64%
Expected term (b)	3 years	3 years	3 years
Expected share price volatility (c)	18.21% - 19.80%	16.48% - 17.20%	17.88% - 19.92%
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
A summary of changes in the status of the Performance RSUs’ TSR and non-TSR portions during the year ended December 31, 2025 is as follows:

157	CON EDISON ANNUAL REPORT 2025

	Con Edison			CECONY
		Weighted Average Grant Date Fair Value (a)			Weighted Average Grant Date Fair Value (a)
	Units	TSR Portion (b)	Non-TSR Portion (c)	Units	TSR Portion (b)	Non-TSR Portion (c)
Non-vested at December 31, 2024	720,801	$89.99	$87.93	561,407	$90.01	$88.35
Granted	343,425	107.68	99.30	266,717	108.99	100.04
Vested	(203,587)	90.09	84.07	(153,062)	90.46	84.66
Forfeited	(16,121)	95.72	91.97	(13,845)	96.01	92.24
Transferred (d)	—	—	—	(3,200)	90.54	87.70
Non-vested at December 31, 2025	844,518	$97.05	$93.41	658,017	$97.47	$93.87
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
The total expense to be recognized by Con Edison in future periods for unvested Performance RSUs outstanding at December 31, 2025 is $29 million, including $26 million for CECONY, and is expected to be recognized over a weighted average period of one year for both Con Edison and CECONY. Con Edison and CECONY paid cash of $22 million and $20 million in 2025, $30 million and $27 million in 2024, and $21 million and $19 million in 2023, respectively, to settle vested Performance RSUs.
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
A summary of changes in the status of time-based awards during the year ended December 31, 2025 is as follows:

	Con Edison		CECONY
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	508,070	$89.80	424,655	$90.28
Granted	218,875	98.27	181,360	99.80
Vested	(134,126)	86.96	(107,465)	87.82
Forfeited	(10,870)	94.28	(9,705)	94.59
Transferred	—	—	(1,300)	87.75
Non-vested at December 31, 2025	581,949	$93.56	487,545	$94.28
The total expense to be recognized by Con Edison in future periods for unvested time-based awards outstanding at December 31, 2025 is $22 million, including $20 million for CECONY, and is expected to be recognized over a weighted average period of one year. Con Edison and CECONY paid cash of $3 million in 2025 and $2 million in 2024 and 2023, to settle vested time-based awards.

CON EDISON ANNUAL REPORT 2025	158

Under the LTIP, each non-employee director receives stock units, which are deferred until the director’s separation from service or another date specified by the director. Each director may also elect to defer all or a portion of their cash compensation into additional stock units, which are deferred until the director’s termination of service or another date specified by the director. Non-employee directors’ stock units issued under the LTIP are considered “equity awards,” because they may only be settled in shares. Directors immediately vest in units issued to them. The fair value of the units is determined using the closing price of Con Edison’s common stock on the business day immediately preceding the date of issue. In the year ended December 31, 2025, approximately 26,656 units were issued at a weighted average grant date price of $103.26.
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
Participants in the Plan immediately vest in shares purchased by them under the Plan. During 2025, 2024 and 2023, 757,757, 774,338 and 751,702 shares were purchased under the Plan at a weighted average price of $100.46, $94.71 and $91.80 per share, respectively.

159	CON EDISON ANNUAL REPORT 2025

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
The financial data for the business segments are as follows:

CON EDISON ANNUAL REPORT 2025	160

As of and for the Year Ended December 31, 2025 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Other operations and maintenance(c)	Depreciation and amortization	Other operating expense (c)	Operating income	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
CECONY
Electric	$11,670	$20	$2,614	$1,597	$5,403	$2,056	$612	$856	($38)	$404	$48,463	$3,201
Gas	3,278	9	556	482	1,489	751	137	301	(17)	144	18,100	1,151
Steam	703	77	224	114	360	5	48	58	(1)	(4)	2,753	113
Consolidation adjustments	—	(106)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$15,651	$—	$3,394	$2,193	$7,252	$2,812	$797	$1,215	($56)	$544	$69,316	$4,465
O&R
Electric	$934	$—	$297	$87	$441	$109	$35	$47	($5)	$23	$2,966	$337
Gas	331	—	83	40	163	45	12	24	(1)	4	1,454	144
Total O&R	$1,265	$—	$380	$127	$604	$154	$47	$71	($6)	$27	$4,420	$481
Con Edison Transmission	$4	$—	$29	$1	$—	($26)	$46	$—	$—	$9	$488	$50
Other (b)	(2)	—	1	—	2	(5)	5	9	—	(6)	379	—
Total Con Edison	$16,918	$—	$3,804	$2,321	$7,858	$2,935	$895	$1,295	($62)	$574	$74,603	$4,996

As of and for the Year Ended December 31, 2024 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Other operations and maintenance (c)	Depreciation and amortization	Other operating expense (c)	Operating income	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
CECONY
Electric	$10,717	$20	$2,622	$1,471	$4,792	$1,832	$441	$826	($41)	$193	$46,275	$3,088
Gas	2,834	9	528	458	1,100	748	102	287	(16)	132	16,507	1,154
Steam	578	75	203	108	254	13	35	54	(1)	(11)	2,868	132
Consolidation adjustments	—	(104)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$14,129	$—	$3,353	$2,037	$6,146	$2,593	$578	$1,167	($58)	$314	$65,650	$4,374
O&R
Electric	$852	$—	$307	$82	$351	$112	$25	$43	($5)	$24	$2,596	$214
Gas	273	—	80	35	109	49	7	22	—	5	1,464	111
Total O&R	$1,125	$—	$387	$117	$460	$161	$32	$65	($5)	$29	$4,060	$325
Con Edison Transmission	$4	$—	$11	$1	$—	$(8)	$61	$—	$—	$8	$470	$29
Other (b)	(2)	—	—	—	74	(76)	(16)	18	—	(33)	382	—
Total Con Edison	$15,256	$—	$3,751	$2,155	$6,680	$2,670	$655	$1,250	($63)	$318	$70,562	$4,728

161	CON EDISON ANNUAL REPORT 2025

As of and for the Year Ended December 31, 2023 (Millions of Dollars)	Operating revenues	Inter- segment revenues	Other operations and maintenance (c)	Depreciation and amortization	Other operating expense (c)	Operating income	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
CECONY
Electric	$10,078	$18	$2,417	$1,395	$4,698	$1,568	$564	$708	($34)	$217	$42,226	$2,909
Gas	2,829	8	528	429	1,190	682	122	240	(13)	159	16,343	1,046
Steam	569	74	231	100	311	(73)	46	46	(2)	(18)	3,031	128
Consolidation adjustments	—	(100)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$13,476	$—	$3,176	$1,924	$6,199	$2,177	$732	$994	($49)	$358	$61,600	$4,083
O&R
Electric	$759	$—	$292	$76	$306	$85	$37	$35	($3)	$20	$2,329	$211
Gas	297	—	83	30	143	41	12	19	—	8	1,346	85
Total O&R	$1,056	$—	$375	$106	$449	$126	$49	$54	($3)	$28	$3,675	$296
Clean Energy Businesses (a)	$129	$—	$47	$—	$45	$37	$1	$16	$—	$3	$—	$81
Con Edison Transmission	4	—	11	1	1	(9)	62	2	—	14	414	49
Other (b)	(2)	—	(3)	—	(864)	865	(14)	9	—	84	642	—
Total Con Edison	$14,663	$—	$3,606	$2,031	$5,830	$3,196	$830	$1,075	($52)	$487	$66,331	$4,509
(a)The Clean Energy Businesses were classified as held for sale as of December 31, 2022. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. As a result of this sale, the Clean Energy Businesses are no longer a principal segment. See Note W and Note X.
(b)Other includes the parent company, Con Edison’s tax equity interests, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025.
(c)Other operations and maintenance expenses constitute significant segment expenses which are regularly provided to the CODMs. Other operating expense includes other segment items (purchased power, fuel, gas purchased for resale, taxes other than income taxes) and, for 2023, the preliminary gain on the sale of the Clean Energy Businesses. See Note W.

CON EDISON ANNUAL REPORT 2025	162

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
The fair values of the Companies’ derivatives, including the offsetting of assets and liabilities, on the consolidated balance sheets at December 31, 2025 and 2024 were:

(Millions of Dollars)	2025				2024
Balance Sheet Location	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)		Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset	Net Amounts of Assets/(Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$175	$(90)	$85	(b)	$56	$(41)	$15	(b)
Noncurrent	149	(23)	126		39	(12)	27
Total fair value of derivative assets	$324	$(113)	$211		$95	$(53)	$42
Fair value of derivative liabilities
Current	$(75)	$45	$(30)	(b)	$(92)	$44	$(48)	(b)
Noncurrent	(18)	10	(8)		(108)	12	(96)
Total fair value of derivative liabilities	$(93)	$55	$(38)		$(200)	$56	$(144)
Net fair value derivative assets/(liabilities)	$231	$(58)	$173		$(105)	$3	$(102)
CECONY
Fair value of derivative assets
Current	$162	$(88)	$74	(b)	$51	$(40)	$11	(b)
Noncurrent	136	(19)	117		36	(11)	25
Total fair value of derivative assets	$298	$(107)	$191		$87	$(51)	$36
Fair value of derivative liabilities
Current	$(70)	$43	$(27)	(b)	$(84)	$42	$(42)	(b)
Noncurrent	(14)	8	(6)		(95)	11	(84)
Total fair value of derivative liabilities	$(84)	$51	$(33)		$(179)	$53	$(126)
Net fair value derivative assets/(liabilities)	$214	$(56)	$158		$(92)	$2	$(90)

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
(b)At December 31, 2025, margin deposits for Con Edison and CECONY were classified as derivative assets of $1 million and $0, respectively, and as derivative liabilities of $(16) million and $(14) million, respectively. At December 31, 2024, margin deposits for Con Edison and CECONY were classified as derivative assets of $0 each, and as derivative liabilities of $(4) million and $(2) million, respectively. These amounts are presented on the consolidated balance sheets, but not included in the table.

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

163	CON EDISON ANNUAL REPORT 2025

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
The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the years ended December 31, 2025 and 2024:

		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location	2025	2024	2025	2024
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$140	$(49)	$130	$(49)
Noncurrent	Regulatory liabilities	111	(41)	103	(43)
Total deferred gains (losses)		$251	$(90)	$233	$(92)
Current	Regulatory assets	$5	$166	$2	$161
Current	Recoverable energy costs	54	(318)	50	(294)
Noncurrent	Regulatory assets	88	57	79	54
Total deferred or recognized gains (losses)		$147	$(95)	$131	$(79)
Net deferred or recognized gains (losses) (a)		$398	$(185)	$364	$(171)

(a)    Unrealized net deferred losses on electric and gas derivatives for the Utilities decreased as a result of higher electric and gas commodity prices during the year ended December 31, 2025. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at December 31, 2025:

	Electric Energy (MWh) (a)(b)	Capacity (MW-mos) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	36,356,085	29,550	311,800,000	3,780,000
CECONY	34,025,975	19,350	292,490,000	3,780,000

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
At December 31, 2025, Con Edison and CECONY had $73 million and $65 million of credit exposure, respectively, in connection with open energy supply net receivables and hedging activities, net of collateral. Con Edison’s net credit exposure consisted of $58 million with investment-grade counterparties, and $15 million with commodity exchange brokers. CECONY’s net credit exposure consisted of $50 million with investment-grade counterparties, and $15 million with commodity exchange brokers.
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

CON EDISON ANNUAL REPORT 2025	164

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted including cash and letters of credit for such positions and the additional cash collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at December 31, 2025:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$28	$23
Collateral posted	2	—
Additional collateral (b) (downgrade one level from current ratings)	3	2
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	41	35

(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post additional cash collateral of $2 million at December 31, 2025. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At December 31, 2025, if Con Edison had been downgraded to below investment grade, it would have been required to post additional cash collateral for such derivative instruments of $83 million.

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

165	CON EDISON ANNUAL REPORT 2025

the period of time for which quoted prices are available and internal models are used to determine a significant portion of the value.
Assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024 are summarized below.

	2025					2024
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$19	$292	$5	$(104)	$212	$9	$81	$1	$(49)	$42
Mutual Funds (a)(b)	606	—	—	—	606	570	—	—	—	570
Cash Value of Life Insurance Policies (a)(b)	—	138	—	—	138	—	129	—	—	129
Total assets	$625	$430	$5	$(104)	$956	$579	$210	$1	$(49)	$741
Derivative liabilities:
Commodity (a)(b)(c)	$6	$70	$10	$(32)	$54	$5	$175	$16	$(48)	$148
CECONY
Derivative assets:
Commodity (a)(b)(c)	$19	$270	$2	$(100)	$191	$9	$74	$1	$(48)	$36
Mutual Funds (a)(b)	591	—	—	—	591	553	—	—	—	553
Cash Value of Life Insurance Policies (a)(b)	—	131	—	—	131	—	123	—	—	123
Total assets	$610	$401	$2	$(100)	$913	$562	$197	$1	$(48)	$712
Derivative liabilities:
Commodity (a)(b)(c)	$6	$68	$5	$(32)	$47	$4	$164	$7	$(47)	$128

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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At December 31, 2025 and 2024, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

CON EDISON ANNUAL REPORT 2025	166

	Fair Value of Level 3 at December 31, 2025				Average Market Price
	(Millions of Dollars)	Valuation Techniques	Unobservable Inputs	Range
Con Edison — Commodity
Electricity	$(5)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$1.36 - $13.76 per kW	$4.33
Transmission Congestion Contracts	Immaterial	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$(2.04) -$3.03 per MWh	$1.15
Total Con Edison—Commodity	$(5)
CECONY — Commodity
Electricity	$(3)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$1.36 - $13.76 per kW	$4.72
Transmission Congestion Contracts	Immaterial	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$(2.04) -$3.03 per MWh	$1.15
Total CECONY—Commodity	$(3)

(a)Generally, increases/(decreases) in this input in isolation would result in a higher (lower) fair value measurement.
(b)Generally, increases/(decreases) in this input in isolation would result in a lower (higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value for the years ended December 31, 2025 and 2024 and classified as Level 3 in the fair value hierarchy:

	Con Edison		CECONY
(Millions of Dollars)	2025	2024	2025	2024
Beginning balance as of January 1,	$(15)	$(8)	$(6)	$(5)
Included in earnings	(3)	(9)	—	(4)
Included in regulatory assets and liabilities	10	(7)	3	—
Settlements	3	10	—	4
Transfer out of level 3	—	(1)	—	(1)
Ending balance as of December 31	$(5)	$(15)	$(3)	$(6)
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
For the Clean Energy Businesses, realized and unrealized gains and losses on Level 3 commodity derivative assets and liabilities were reported in non-utility revenues ($17 million loss) on the consolidated income statement for the year ended December 31, 2023. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses and amounts for 2023 are shown through the date of sale. See Note W and Note X.
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

167	CON EDISON ANNUAL REPORT 2025

The Companies enter into arrangements including leases, partnerships and electricity purchase agreements, with various entities. As a result of these arrangements, the Companies retain or may retain a variable interest in these entities.
CECONY
CECONY has an ongoing long-term electricity purchase agreement with Brooklyn Navy Yard Cogeneration Partners, LP, a potential VIE. In 2025, a request was made of this counterparty for information necessary to determine whether the entity was a VIE and whether CECONY is the primary beneficiary; however, the information was not made available. See Note I for information on this electricity purchase agreement; the payments for this contract constitute CECONY's maximum exposure to loss with respect to the potential VIE.

Clean Energy Businesses
Con Edison has determined that the use of Hypothetical Liquidation at Book Value (HLBV) accounting is reasonable and appropriate to attribute income and loss to the tax equity investors for various projects owned by the Clean Energy Businesses. See "Use of Hypothetical Liquidation at Book Value" in Note A. On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. In connection with the sale, Con Edison retained a tax equity interest in two renewable electric projects located in Virginia (Virginia Tax Equity Interest), and in the Crane solar project. Con Edison sold its tax equity investment interest in the Crane solar project to another member in October 2025 after holding it for a five-year period and will continue to employ HLBV accounting for the Virginia Tax Equity Interest. See Note W.

Retained Projects
Con Edison retained the Virginia Tax Equity Interest that is accounted for as an equity method investment and represents the maximum exposure to loss for this investment. See Note A and Note W. The earnings of the projects are determined using the HLBV method of accounting and resulted in income of $2 million ($1.6 million, after tax), and losses of $3 million ($2.5 million, after tax) and $14 million ($10 million, after tax) for the years ended December 31, 2025, 2024 and 2023, respectively.
Con Edison is not the primary beneficiary of the two Virginia renewable electric projects since the power to direct the activities that most significantly impact their economics is not held by Con Edison.

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

CON EDISON ANNUAL REPORT 2025	168

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
The following table represents the balance of asset retirement obligations as of December 31, 2025 and 2024, and changes to the obligation for the years then ended:

	Con Edison				CECONY
(Millions of Dollars)	2025	(a)	2024	(a)	2025	2024
Beginning Balance as of January 1,	$453		$522		$452	$520
Changes in estimated cash flows	84		(21)		82	(21)
Accretion expense	18		20		18	20
Liabilities settled	(77)		(68)		(76)	(67)
Ending Balance as of December 31, (b)	$478		$453		$476	$452

(a)The asset retirement obligations of Broken Bow II in 2024 are reflected in current liabilities held for sale on Con Edison's consolidated balance sheet as of December 31, 2024. For 2024, $3 million of asset retirement obligations related to Broken Bow II are not shown in the table above, as they are already excluded from the beginning balance as of January 1, 2024 for Con Edison. Broken Bow II was sold and transferred in January 2025. See Note A, Note W, and Note X.
(b)At December 31, 2025, Con Edison and CECONY recorded reductions of $64 million and $63 million, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense. At December 31, 2024, Con Edison and CECONY recorded reductions of $85 million and $84 million, respectively, to the regulatory liability associated with cost of removal to reflect depreciation and interest expense.
Note U – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. See “Dividends” in Note C. As a result, substantially all of the net assets of CECONY and O&R ($22,037 million and $1,291 million, respectively), at December 31, 2025, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.
The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the years ended December 31, 2025, 2024 and 2023 were as follows:

	CECONY (a)
(Millions of Dollars)	2025	2024	2023
Cost of services provided	$163	$147	$146
Cost of services received	85	82	82
(a) On March 1, 2023, Con Edison completed the sale of all of the stock of the Clean Energy Businesses. See Note W and Note X.
In addition, CECONY and O&R have joint gas supply arrangements pursuant to which CECONY sold to, or acted as agent to purchase for, O&R $114 million, $77 million and $82 million of natural gas for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are net of the effect of related hedging transactions.
At December 31, 2025 and 2024, CECONY's net receivable from Con Edison for income taxes were $24 million and $344 million, respectively.

169	CON EDISON ANNUAL REPORT 2025

The Utilities perform work and incur expenses on behalf of New York Transco, a company in which Con Edison Transmission owns an interest. The Utilities bill New York Transco for such work and expenses in accordance with established policies. For the years ended December 31, 2025 and 2024, the amounts billed by the Utilities to New York Transco were immaterial.

CECONY has a 20-year transportation contract with MVP, a company in which Con Edison Transmission owns an interest, for 200,000 Dts per day of capacity. See "Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A. In October 2017, the Environmental Defense Fund and the Natural Resource Defense Council requested the NYSPSC to prohibit CECONY from recovering costs under its contract with MVP unless CECONY can demonstrate that the contract is in the public interest. CECONY advised the NYSPSC that it would respond to the request if the NYSPSC were to open a proceeding to consider this request. For the years ended December 31, 2025 and 2024, the amounts billed by MVP to CECONY were $55 million and $28 million, respectively.
FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At December 31, 2025 and 2024 there were no outstanding loans to O&R.
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
Note V – New Financial Accounting Standards
In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve disclosures about a public business entity's expenses. The ASU addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments require a public business entity to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Companies are evaluating the potential impact of the ASU on their financial position, results of operations and liquidity.

In September 2025, the FASB issued amendments to the guidance on accounting for Intangibles— Goodwill and Other—Internal-Use Software (Subtopic 350-40) through ASU 2025-06. The guidance modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Companies are evaluating the potential impact of this new standard on their financial position, results of operations and liquidity.

Also in September 2025, the FASB issued amendments to the guidance on accounting for Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) through ASU 2025-07. The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments in a revenue contract with a customer. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Companies are evaluating the potential impact of this new standard on their financial position, results of operations and liquidity.

CON EDISON ANNUAL REPORT 2025	170

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

The sale on March 1, 2023 included all assets, operations and projects of the Clean Energy Businesses with the exception of a tax equity interest in the Crane solar project and the Virginia Tax Equity Interest described below and one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska. See Note X. In January 2025, Con Edison completed the sale and transfer of Broken Bow II to RWE and the corresponding value of $54 million (net of assumed debt and other final adjustments) was paid to Con Edison. RWE Renewables Americas, LLC operated the facility on behalf of Con Edison until the transfer to RWE pursuant to certain service agreements, for which the fees were not material.

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

Con Edison retained the Clean Energy Businesses' tax equity investment interest in the Crane solar project and the Virginia Tax Equity Interest. These tax equity partnerships produced renewable energy tax credits that can be used to reduce Con Edison’s federal income tax. These tax credits are subject to recapture, in whole or in part, if the assets are sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for the Virginia Tax Equity interest. Con Edison sold its tax equity interest in the Crane solar project to another member in October 2025 after holding it for a five-year period. The combined carrying value of the retained tax equity interests was $5 million and $4 million at December 31, 2025 and 2024, respectively.

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

Concurrent with entering into the purchase and sale agreement, Con Edison incurred costs in the normal course of the sale process. Transaction costs of $12 million ($9 million after-tax) were recorded during 2023. Also, depreciation and amortization expense of approximately $41 million ($28 million after-tax) were not recorded on the assets of the Clean Energy Businesses in 2023 prior to the closing of the transaction.

Following the sale of all of the stock of the Clean Energy Businesses and pursuant to a reimbursement and indemnity agreement with RWE, Con Edison remains responsible for certain potential costs related to a battery storage project located in Imperial County, California. Con Edison's exposure under the agreement could range up to approximately $172 million. As of December 31, 2025, no material amounts were recorded as liabilities on Con Edison's consolidated balance sheet related to this agreement. During 2023, Con Edison received $24 million of net

171	CON EDISON ANNUAL REPORT 2025

proceeds from this battery storage project. Con Edison had $4 million of unbilled contract revenue recorded as of December 31, 2024 and 2025. See Note M.

The pre-tax operating income, and pre-tax operating income excluding the non-controlling interest for the Clean Energy Businesses in 2023 through the date of the sale was $25 million and $21 million, respectively.

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

The carrying amounts of the major classes of assets and liabilities of Broken Bow II, that were transferred from Con Edison to RWE in January 2025, were presented on a held-for-sale basis as of December 31, 2024, and accordingly, excluded net deferred tax liability balances, as follows:

(Millions of Dollars)	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1
Accounts receivable and other receivables - net allowance for uncollectible accounts	2
Restricted cash	8
TOTAL CURRENT ASSETS	11
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation	59
NET PLANT	59
OTHER NONCURRENT ASSETS
Intangible assets, less accumulated amortization	56
Operating lease right-of-use asset	7
TOTAL OTHER NONCURRENT ASSETS	63
TOTAL ASSETS	$133

CON EDISON ANNUAL REPORT 2025	172

(Millions of Dollars)	December 31, 2024
LIABILITIES
CURRENT LIABILITIES
Long-term debt due within one year	$2
Operating lease liabilities	2
Other current liabilities	10
TOTAL CURRENT LIABILITIES	14
NONCURRENT LIABILITIES
Asset retirement obligations	3
Operating lease liabilities	5
TOTAL NONCURRENT LIABILITIES	8
LONG-TERM DEBT	57
TOTAL LIABILITIES	$79

173	CON EDISON ANNUAL REPORT 2025

Schedule I
Condensed Financial Information of Consolidated Edison, Inc. (a)
Condensed Statement of Income and Comprehensive Income
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars, except per share amounts)	2025	2024	2023
Equity in earnings of subsidiaries	$2,022	$1,904	$1,759
Other operating and maintenance expenses	(2)	(1)	—
Taxes other than income taxes	(6)	(12)	(2)
Other income (deductions)	—	(14)	7
Interest expense	(9)	(18)	(14)
Income tax benefit (expense)	18	23	(96)
Gain (Loss) on the sale of the Clean Energy Businesses	—	(62)	865
Net Income	$2,023	$1,820	$2,519
Comprehensive Income	$2,009	$1,827	$2,520
Net Income Per Share – Basic	$5.66	$5.26	$7.25
Net Income Per Share – Diluted	$5.64	$5.24	$7.21
Dividends Declared Per Share	$3.40	$3.32	$3.24
Average Number Of Shares Outstanding—Basic (In Millions)	357.4	346.0	347.7
Average Number Of Shares Outstanding—Diluted (In Millions)	358.7	347.3	349.3
(a)These condensed financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.

CON EDISON ANNUAL REPORT 2025	174

Condensed Financial Information of Consolidated Edison, Inc. (a)(b)
Condensed Statement of Cash Flows
(Parent Company Only)

	For the Years Ended December 31,
(Millions of Dollars)	2025	2024	2023
Net Cash Flows From Operating Activities	$1,192	$1,204	$772
Investing Activities
Contributions to subsidiaries	(1,410)	(175)	(1,854)
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	45	—	—
Proceeds from sale of the Clean Energy Businesses, net of cash and cash equivalents sold	—	—	3,927
Net Cash Flows From (Used In) Investing Activities	(1,365)	(175)	2,073
Financing Activities
Net issuance (payment) of short-term debt	(33)	9	57
Borrowing under term loan	—	—	200
Repayment under term loan	—	—	(600)
Retirement of long-term debt	—	—	(650)
Common stock dividends	(1,166)	(1,100)	(1,096)
Issuance of common shares for stock plans, net of repurchases	64	60	56
Issuance of common shares - public offering	1,308	—	—
Repurchase of common shares	—	—	(1,000)
Net Cash Flows From (Used In) Financing Activities	173	(1,031)	(3,033)
Net Change for the Period	—	(2)	(188)
Balance at Beginning of Period	1	3	191
Balance at End of Period	$1	$1	$3
(a)These condensed financial statements, in which Con Edison's subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.
(b)Con Edison received cash dividends from the Utilities and Con Edison Transmission of $1,209 million, $1,145 million, and $1,122 million in 2025, 2024 and 2023, respectively

175	CON EDISON ANNUAL REPORT 2025

Condensed Financial Information of Consolidated Edison, Inc. (a) (b)
Condensed Balance Sheet
(Parent Company Only)

	December 31,
(Millions of Dollars)	2025	2024
Assets
Current Assets
Cash and temporary cash investments	$1	$1
Other receivables, net allowance for uncollectible accounts	—	64
Tax receivable	11	145
Accounts receivable from affiliated companies	48	24
Accrued unbilled revenue	4	3
Prepayments	12	13
Other current assets	4	1
Total Current Assets	80	251
Investments in subsidiaries and others	23,869	21,706
Goodwill	406	406
Pension and retiree benefits - asset	8	6
Other deferred charges and noncurrent assets	204	356
Total Assets	$24,567	$22,725
Liabilities and Shareholders’ Equity
Current Liabilities
Notes payable	$315	$348
Accounts payable	5	17
Accounts payable to affiliated companies	15	14
Accrued taxes	2	2
Accrued taxes to affiliated companies	26	370
Other current liabilities	8	9
Total Current Liabilities	371	760
Other noncurrent liabilities	6	4
Total Liabilities	377	764
Shareholders’ Equity
Common stock, including additional paid-in capital	11,475	10,024
Retained earnings	12,715	11,937
Total Shareholders’ Equity	24,190	21,961
Total Liabilities and Shareholders’ Equity	$24,567	$22,725
(a)These condensed financial statements, in which Con Edison’s subsidiaries have been included using the equity method, should be read together with its consolidated financial statements and the notes thereto appearing above.
(b)Certain prior period amounts have been reclassified to conform with current period presentation.

CON EDISON ANNUAL REPORT 2025	176

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

Item 9B: Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

177	CON EDISON ANNUAL REPORT 2025

Part III
Item 10: Directors, Executive Officers and Corporate Governance

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13: Certain Relationships and Related Transactions, and Director Independence

Item 14: Principal Accounting Fees and Services

Con Edison
Information required by Part III as to Con Edison, other than the information required in Item 12 of this report by Item 201(d) of Regulation S-K, is incorporated by reference from Con Edison’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 18, 2026. The proxy statement is to be filed pursuant to Regulation 14A not later than 120 days after December 31, 2025, the close of the fiscal year covered by this report.

The information required pursuant to Item 201(d) of Regulation S-K as at December 31, 2025 is as follows:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
	(1)	(2)	(3)
Equity compensation plans approved by security holders
2003 LTIP (a)	15,000	—	—
2013 LTIP (b)	727,601	—	3,432,960
2023 LTIP (c)	1,317,553	—	8,682,447
Stock Purchase Plan (d)	—	—	8,813,066
Total equity compensation plans approved by security holders	2,060,154	—	20,928,473
Total equity compensation plans not approved by security holders	—	—	—
Total	2,060,154	—	20,928,473
(a)The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2003 (the “2003 LTIP”) include 15,000 shares for stock unit awards made prior to 2013 that have vested and for which the receipt of shares was deferred. Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price. No new awards may be made under the 2003 LTIP.
(b)The number of shares of Con Edison common stock that may be issued pursuant to outstanding awards under the Long Term Incentive Plan approved by the company’s shareholders in 2013 (the “2013 LTIP”) include: (A) outstanding awards made in 2014 and subsequent years (297,458 shares for performance restricted stock units and 179,796 shares for time-based restricted stock units) and (B) 250,347 shares covered by outstanding directors’ deferred stock unit awards (which vested upon grant). There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price. No new awards may be made under the 2013 LTIP.,
(c)The number of shares Con Edison common stock that may be issued under the Long Term Incentive Plan approved by the company's shareholders in 2023 (the "2023 LTIP") include: (A) outstanding awards made in 2025 (796,490 shares for performance restricted stock units and 435,745 shares for time-based restricted stock units); (B) 85,319 shares covered by outstanding directors’ deferred stock unit awards (which vest upon grant). Amounts do not include shares that may be issued pursuant to any dividend reinvestment in the future on the deferred stock units. There is no dividend reinvestment on the other outstanding awards. The outstanding awards had no exercise price.
(d)Shares of Con Edison common stock may be issued under the Stock Purchase Plan until May 20, 2034 (which is 10 years after the date of the annual meeting at which Con Edison’s shareholders approved the plan).

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

CON EDISON ANNUAL REPORT 2025	178

CECONY
Information required by Items 10, 11, 12 and 13 of Part III as to CECONY is omitted pursuant to Instruction (I)(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Fees paid or payable by CECONY to its principal accountant, PricewaterhouseCoopers LLP, for services related to 2025 and 2024 are as follows:

	2025	2024
Audit fees	$5,216,005	$5,593,417
Audit-related fees (a)	—	292,680
Total fees	$5,216,005	$5,886,097
(a)Relates to assurance and related service fees that are reasonably related to the performance of the annual audit or quarterly reviews of the company's financial statements that are not specifically deemed “Audit Services.” The major items included in audit-related fees in 2024 are fees related to reviews of system implementations and associated internal controls.

Con Edison’s Audit Committee or, as delegated by the Audit Committee, the Chair of the Committee, approves in advance each auditing service and non-audit service permitted by applicable laws and regulations, including tax services, to be provided to CECONY by its independent accountants.

179	CON EDISON ANNUAL REPORT 2025

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

CON EDISON ANNUAL REPORT 2025	180

Con Edison

3.1.1	Restated Certificate of Incorporation of Consolidated Edison, Inc. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 3.1.1)

3.1.2	By-laws of Con Edison, effective as of February 20, 2025. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-14514) as Exhibit 3.1.2)

4.1.1	Description of Con Edison's Common Shares ($.10 par value). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 4.1.1)

4.1.2.1
Indenture, dated as of April 1, 2002, between Con Edison and JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee. (Designated in Con Edison's Registration Statement on Form S-3 of Con Edison (No. 333-102005) as Exhibit 4.1)

4.1.2.2
First Supplemental Indenture, dated as of August 1, 2009, between Con Edison and The Bank of New York Mellon (formerly known as The Bank of New York (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank))), as Trustee. (Designated in Con Edison’s Registration Statement (No. 333-161018) as Exhibit 4.2)

4.1.2.3
Second Supplemental Indenture, dated as of February 19, 2025, between Con Edison and The Bank of New York Mellon (formerly known as The Bank of New York (successor as trustee to JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank))), as Trustee. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-14514) as Exhibit 4.1.2.3)

10.1.1.1
Credit Agreement, dated as of March 27, 2023, among CECONY, Con Edison, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated March 27, 2023 (File No. 1-14514) as Exhibit 10.1)

10.1.1.2
Extension Agreement to Credit Agreement, dated as of March 27, 2024, among Con Edison, CECONY, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated March 25, 2024 (File No. 1-14514) as Exhibit 10.2)

10.1.1.3
First Amendment to Credit Agreement, dated as of March 27, 2024, among Con Edison, CECONY, O&R, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated March 25, 2024 (File No. 1-14514) as Exhibit 10.3)

10.1.2.1*
Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries, as amended and restated effective as of December 1, 2021. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.2)

10.1.2.2*
Amendment to the Severance Program for Officers of Consolidated Edison, Inc. and its Subsidiaries. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-14514) as Exhibit 10.1.5)

10.1.3.1*
The Consolidated Edison, Inc. Stock Purchase Plan (As Amended and Restated effective May 20, 2024). (Designated in Con Edison's Current Report on Form 8-K, dated May 20, 2024 (File No. 1-14514) as Exhibit 10)

10.1.3.2*
Amendment One to The Consolidated Edison, Inc. Stock Purchase Plan (As Amended and Restated effective May 20, 2024), effective as of May 12, 2025. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (File No. 1-14514) as Exhibit 10.1.1)

10.1.3.3*
Amendment Two to The Consolidated Edison, Inc. Stock Purchase Plan (As Amended and Restated effective May 20, 2024), effective as of May 12, 2025. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (File No. 1-14514) as Exhibit 10.1.2)

10.1.4.1*	The Consolidated Edison Retirement Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-14514) as Exhibit 10.1.1)

10.1.4.2*
Amendment to the Consolidated Edison Retirement Plan, effective September 13, 2017. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-14514) as Exhibit 10.1.1)

10.1.4.3*
Amendment to the Consolidated Edison Retirement Plan, effective September 13, 2017. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-14514) as Exhibit 10.1.2)

10.1.4.4*
Amendment to the Consolidated Edison Retirement Plan, effective December 18, 2017. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.4.2)

10.1.4.5*
Amendment to the Consolidated Edison Retirement Plan, effective January 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.5)

10.1.4.6*
Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.6)

10.1.4.7*
Amendment to the Consolidated Edison Retirement Plan, effective August 1, 2019. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.4.7)

10.1.4.8*
Amendment to the Consolidated Edison Retirement Plan, effective March 27, 2020. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 1-14514) as Exhibit 10.2)

10.1.4.9*
Amendment to the Consolidated Edison Retirement Plan, effective January 31, 2020. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-14514) as Exhibit 10.1.4.9)

10.1.4.10*
Amendment to the Consolidated Edison Retirement Plan, effective January 1, 2022. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.4.10)

10.1.4.11*
Amendment to the Consolidated Edison Retirement Plan, effective October 1, 2022. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-14514) as Exhibit 10.1.5.11)

10.1.4.12*
Amendment to the Consolidated Edison Retirement Plan, effective March 1, 2023. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-14514) as Exhibit 10.1.8)

181	CON EDISON ANNUAL REPORT 2025

10.1.5.1*	The Consolidated Edison Thrift Savings Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-14514) as Exhibit 10.1.2)

10.1.5.2*
Amendment to the Consolidated Edison Thrift Savings Plan, effective December 18, 2017. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2017 (File No. 1-14514) as Exhibit 10.1.5.3)

10.1.5.3*
Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.3)

10.1.5.4*
Amendment to the Consolidated Edison Thrift Savings Plan, effective August 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.4)

10.1.5.5*
Amendment to the Consolidated Edison Thrift Savings Plan, effective August 1, 2019. (Designated in Con Edison's Annual Report on 10-K for the year ended December 31, 2019 (File No. 1-14514) as Exhibit 10.1.5.5)

10.1.5.6*
Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2020. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-14514) as Exhibit 10.1.5.6)

10.1.5.7*
Amendment to the Consolidated Edison Thrift Savings Plan, effective January 1, 2022. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-14514) as Exhibit 10.1.5.7)

10.1.5.8*
Amendment to the Consolidated Edison Thrift Savings Plan, effective March 1, 2023. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-14514) as Exhibit 10.1.4)

10.1.6.1*
Consolidated Edison, Inc. Supplemental Defined Contribution Pension Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (File No. 1-14514) as Exhibit 10.1)

10.1.6.2*
Amendment to the Consolidated Edison, Inc. Supplemental Defined Contribution Pension Plan. (Designated in Con Edison’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-14514) as Exhibit 10.1.6)

10.1.7.1*
Consolidated Edison, Inc. Long Term Incentive Plan (2003), as amended and restated effective as of December 26, 2012. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-14514) as Exhibit 10.1.8.1)

10.1.8.1*	Consolidated Edison, Inc. Long Term Incentive Plan (2013). (Designated in Con Edison’s Current Report on Form 8-K, dated May 20, 2013 (File No. 1-14514) as Exhibit 10)

10.1.8.2*
Amendment No. 1 to the Consolidated Edison, Inc. Long Term Incentive Plan (2013). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.7.4)

10.1.8.3*
Amendment No. 2 to the Consolidated Edison, Inc. Long Term Incentive Plan (2013). (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-14514) as Exhibit 10.1.7.5)

10.1.8.4*
Form of Performance Unit Award for Officers under the Consolidated Edison, Inc. Long Term Incentive Plan (2013). (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.8.4)

10.1.8.5*
Form of Time-Based Unit Award under the Consolidated Edison, Inc. Long Term Incentive Plan (2013). (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-14514) as Exhibit 10.1.8.5)

10.1.9.1*	The Consolidated Edison, Inc. 2023 Long Term Incentive Plan. (Designated in Con Edison's Registration Statement on Form S-8 (No. 333-271934) as Exhibit 10)

10.1.9.2*
Form of Performance Unit Award for Officers under the Consolidated Edison, Inc. 2023 Long Term Incentive Plan. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-14514) as Exhibit 10.1.10.2)

10.1.9.3*
Form of Time-Based Unit Award for Officers under the Consolidated Edison, Inc. 2023 Long Term Incentive Plan. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-14514) as Exhibit 10.1.10.3)

10.1.9.4*
Form of 2025 Long Term Incentive Plan Award for Directors under the Consolidated Edison, Inc. 2023 Long Term Incentive Plan. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 1-14514) as Exhibit
10.1)

10.1.10*
The Consolidated Edison, Inc. Executive Incentive Plan (Amended & Restated effective January 1, 2024). (Designated in Con Edison's Current Report on Form 8-K, dated November 16, 2023 (File No. 1-14514) as Exhibit 10)

10.1.11*
Description of Directors’ Compensation, effective as of April 1, 2024. (Designated in Con Edison's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (File No. 1-14514) as Exhibit 10.1.7)

10.1.12*
Employment Offer Letter between Con Edison and Timothy P. Cawley, dated November 19, 2020. (Designated in Con Edison’s Current Report on Form 8-K, dated November 19, 2020 (File No. 1-14514) as Exhibit 10)

10.1.13*	Employment Offer Letter between Con Edison and Kirkland B. Andrews, dated June 4, 2024. (Designated in Con Edison’s Current Report on Form 8-K, dated June 4, 2024 (File No. 1-14514) as Exhibit 10)

10.1.14
Purchase and Sale Agreement, dated as of October 1, 2022, between Con Edison, as Seller, and RWE Renewables Americas, LLC, as Buyer. (Designated in Con Edison’s Current Report on Form 8-K, dated October 1, 2022 (File No. 1-14514) as Exhibit 10)

19.1
The Consolidated Edison, Inc. Insider Trading Policy, effective January 22, 2024. (Designated in Con Edison’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-14514) as Exhibit 19.1)

21.1	Subsidiaries of Con Edison. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-14514 as Exhibit 21.1)

23.1	Consent of PricewaterhouseCoopers LLP

31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

CON EDISON ANNUAL REPORT 2025	182

31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.1.1	Section 1350 Certifications – Chief Executive Officer

32.1.2	Section 1350 Certifications – Chief Financial Officer

97.1	Consolidated Edison, Inc. Dodd-Frank Clawback Policy. (Designated in Con Edison's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-14514) as Exhibit 97.1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document

*	Management contract or compensatory plan or arrangement.

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

3.2.2	By-laws of CECONY, effective February 20, 2025. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-1217) as Exhibit 3.2.2)

4.2.1	Participation Agreement, dated as of November 1, 2004, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.1)

4.2.2	Participation Agreement, dated as of May 1, 2005, between NYSERDA and CECONY. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.1)

4.2.3	Indenture of Trust, dated as of November 1, 2004, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated November 9, 2004 (File No. 1-1217) as Exhibit 4.2)

4.2.4	Indenture of Trust, dated as of May 1, 2005, between NYSERDA and The Bank of New York. (Designated in CECONY’s Current Report on Form 8-K, dated May 25, 2005 (File No. 1-1217) as Exhibit 4.2)

4.2.5.1
Indenture, dated as of December 1, 1990, between CECONY and The Chase Manhattan Bank (National Association), as Trustee (the “Debenture Indenture”). (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-1217) as Exhibit 4.2.15.1)

4.2.5.2
First Supplemental Indenture (to the Debenture Indenture), dated as of March 6, 1996, between CECONY and The Chase Manhattan Bank (National Association), as Trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-1217) as Exhibit 4.2.15.2)

4.2.5.3
Second Supplemental Indenture (to the Debenture Indenture), dated as of June 23, 2005, between CECONY and JPMorgan Chase Bank, N.A. (successor to The Chase Manhattan Bank (National Association)), as Trustee. (Designated in CECONY’s Current Report on Form 8-K, dated November 16, 2005 (File No. 1-1217) as Exhibit 4.1)

4.2.5.4
Third Supplemental Indenture (to the Debenture Indenture), dated as of February 19, 2025, between CECONY and The Bank of New York Mellon (formerly known as The Bank of New York, successor to JPMorgan Chase Bank, N.A., formerly known as JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association))), as Trustee. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-1217) as Exhibit 4.2.5.4)

183	CON EDISON ANNUAL REPORT 2025

4.2.6	The following forms of CECONY’s Debentures, which are designated as follows:

	Securities Exchange Act File No. 1-1217
Debenture Series	Form	Date	Exhibit
5.875% Series 2003 A	8-K	4/7/2003	4
5.10% Series 2003 C	8-K	6/10/2003	4.2
5.70% Series 2004 B	8-K	2/11/2004	4.2
5.30% Series 2005 A	8-K	3/7/2005	4
5.25% Series 2005 B	8-K	6/20/2005	4
5.85% Series 2006 A	8-K	3/9/2006	4
6.20% Series 2006 B	8-K	6/15/2006	4
5.70% Series 2006 E	8-K	12/1/2006	4.2
6.30% Series 2007 A	8-K	8/28/2007	4
6.75% Series 2008 B	8-K	4/4/2008	4.2
5.50% Series 2009 C	8-K	12/4/2009	4
5.70% Series 2010 B	8-K	6/2/2010	4.2
4.20% Series 2012 A	8-K	3/8/2012	4
3.95% Series 2013 A	8-K	2/25/2013	4
4.45% Series 2014 A	8-K	3/3/2014	4
4.625% Series 2014 C	8-K	11/19/2014	4.2
4.50% Series 2015 A	8-K	11/12/2015	4
3.85% Series 2016 A	8-K	6/14/2016	4
2.90% Series 2016 B	8-K	11/10/2016	4.1
4.30% Series 2016 C	8-K	11/10/2016	4.2
3.875% Series 2017 A	8-K	6/5/2017	4
3.125% Series 2017 B	8-K	11/13/2017	4.1
4.00% Series 2017 C	8-K	11/13/2017	4.2
3.80% Series 2018 A	8-K	5/7/2018	4.1
4.50% Series 2018 B	8-K	5/7/2018	4.2
4.00% Series 2018 D	8-K	11/27/2018	4.1
4.65% Series 2018 E	8-K	11/27/2018	4.2
4.125% Series 2019 A	8-K	5/6/2019	4
3.70% Series 2019 B	8-K	11/5/2019	4
3.35% Series 2020 A	8-K	3/26/2020	4.1
3.95% Series 2020 B	8-K	3/26/2020	4.2
3.00% Series 2020 C	8-K	11/9/2020	4
2.40% Series 2021 A	8-K	6/3/2021	4.1
2.40% Series 2021 A	8-K	11/29/2021	4.1
3.60% Series 2021 B	8-K	6/3/2021	4.2
3.20% Series 2021 C	8-K	11/29/2021	4.2
6.15% Series 2022 A	8-K	11/9/2022	4
5.20% Series 2023 A	8-K	2/21/2023	4
5.50% Series 2023 B	8-K	11/20/2023	4.1
5.90% Series 2023 C	8-K	11/20/2023	4.2
5.375% Series 2024 A	8-K	5/6/2024	4.1
5.70% Series 2024 B	8-K	5/6/2024	4.2
Floating Rate Debentures, Series 2024 C	8-K	11/14/2024	4.1
5.125% Series 2024 D	8-K	11/14/2024	4.2
5.50% Series 2024 E	8-K	11/14/2024	4.3
5.75% Series 2025 A	8-K	11/17/2025	4

10.2.1
364-Day Revolving Credit Agreement, dated as of March 24, 2025, among CECONY, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in CECONY’s Current Report on Form 8-K, dated March 24, 2025 (File No. 1-1217) as Exhibit 10)

CON EDISON ANNUAL REPORT 2025	184

10.2.2
$500 million 364-Day Senior Unsecured Term Loan Credit Agreement, dated as of November 24, 2025, among CECONY, as Borrower, the lenders party thereto, U.S. Bank National Association, as Administrative Agent and U.S. Bank National Association and PNC Capital Markets LLC, as Joint Lead Arrangers and Bookrunners. (Designated in CECONY’s Current Report on Form 8-K, dated November 24, 2025 (File No. 1-1217) as Exhibit 10)

10.2.3
Settlement Agreement, dated October 2, 2000, by and among CECONY, the Staff of the New York State Public Service Commission and certain other parties. (Designated in CECONY’s Current Report on Form 8-K, dated September 22, 2000 (File No. 1-1217) as Exhibit 10)

10.2.4.1*
Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, as amended and restated as of January 1, 2009. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-1217) as Exhibit 10.2.6)

10.2.4.2*
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan, dated December 24, 2015. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-1217) as Exhibit 10.2.6.2)

10.2.4.3*
Amendment One to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-1217) as Exhibit 10.2.6.3)

10.2.4.4*
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-1217) as Exhibit 10.2.1.1)

10.2.4.5*
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (File No. 1-1217) as Exhibit 10.2.1.2)

10.2.4.6*
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-1217) as Exhibit 10.2.3.6)

10.2.4.7*
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-1217) as Exhibit 10.2.3.7)

10.2.4.8*
Amendment to the Consolidated Edison Company of New York, Inc. Supplemental Retirement Income Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-1217) as Exhibit 10.2.2)

10.2.5.1*
Deferred Compensation Plan for the Benefit of Trustees of CECONY, as amended, effective January 1, 2008. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-1217) as Exhibit 10.2.7)

10.2.5.2*
Amendment #1 to the Deferred Compensation Plan for the Benefit of Trustees of CECONY, dated December 26, 2012. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-1217) as Exhibit 10.2.7.2)

10.2.6*	CECONY Supplemental Medical Benefits. (Designated in CECONY's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-1217) as Exhibit 10.2.1)

10.2.7*
The Severance Pay Plan for Management Employees of Consolidated Edison Company of New York, Inc. and its Participating Employers, as amended and restated, effective as of December 1, 2021. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-1217) as Exhibit 10.2.6)

10.2.8.1*
The Consolidated Edison Company of New York, Inc. Deferred Income Plan, as amended and restated, as of January 1, 2019. (Designated in CECONY’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-1217) as Exhibit 10.2.7)

10.2.8.2*
Amendment to the Consolidated Edison Company of New York, Inc. Deferred Income Plan. (Designated in CECONY’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 1-1217) as Exhibit 10.2.3)

10.2.9.1*
Trust Agreement, dated as of March 31, 1999, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.1)

10.2.9.2*
Amendment Number 1 to the CECONY Rabbi Trust, executed October 24, 2003, between CECONY and Mellon Bank, N.A., as Trustee. (Designated in CECONY’s Annual Report on Form 10-K, for the year ended December 31, 2005 (File No. 1-1217) as Exhibit 10.2.13.2)

23.2	Consent of PricewaterhouseCoopers LLP

31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer

31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer

32.2.1	Section 1350 Certifications – Chief Executive Officer

32.2.2	Section 1350 Certifications – Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document
*	Management contract or compensatory plan or arrangement.

185	CON EDISON ANNUAL REPORT 2025

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

CON EDISON ANNUAL REPORT 2025	186

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2026.
Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

By	/s/ Kirkland B. Andrews
Kirkland B. Andrews Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on February 19, 2026.

Signature	Registrant	Title

/s/ Timothy P. Cawley	Con Edison	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
Timothy P. Cawley	CECONY	Chairman of the Board, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Kirkland B. Andrews	Con Edison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Kirkland B. Andrews	CECONY	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph Miller	Con Edison	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Joseph Miller	CECONY	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Brendan Cavanagh	Con Edison CECONY	Director Trustee
Brendan Cavanagh

/s/ John F. Killian	Con Edison CECONY	Director Trustee
John F. Killian

/s/ Karol V. Mason	Con Edison CECONY	Director Trustee
Karol V. Mason

/s/ Dwight A. McBride	Con Edison CECONY	Director Trustee
Dwight A. McBride

/s/ William J. Mulrow	Con Edison CECONY	Director Trustee
William J. Mulrow

/s/ Michael W. Ranger	Con Edison CECONY	Director Trustee
Michael W. Ranger

/s/ Linda S. Sanford	Con Edison CECONY	Director Trustee
Linda S. Sanford

/s/ Deirdre Stanley	Con Edison CECONY	Director Trustee
Deirdre Stanley

/s/ L. Frederick Sutherland	Con Edison CECONY	Director Trustee
L. Frederick Sutherland

/s/ Catherine Zoi	Con Edison CECONY	Director Trustee
Catherine Zoi

187	CON EDISON ANNUAL REPORT 2025