Form 10-Q
period 2026-03-31
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2026-05-07
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2026
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

As of April 30, 2026, Con Edison had outstanding 368,529,705 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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
•artificial intelligence is an emerging area of technology that has the potential to impact various aspects of the Companies' business operations and customer interactions;
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

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars/Except Share Data)	2026	2025
OPERATING REVENUES
Electric	$3,039	$2,901
Gas	1,623	1,543
Steam	432	354
Non-utility	1	—
TOTAL OPERATING REVENUES	5,095	4,798
OPERATING EXPENSES
Purchased power	756	721
Fuel	189	127
Gas purchased for resale	426	362
Other operations and maintenance	940	952
Depreciation and amortization	572	564
Taxes, other than income taxes	1,035	947
TOTAL OPERATING EXPENSES	3,918	3,673
OPERATING INCOME	1,177	1,125
Gain on sale of interest in Mountain Valley Pipeline, LLC	189	—
OTHER INCOME (DEDUCTIONS)
Investment income	18	16
Other income	143	201
Allowance for equity funds used during construction	22	18
Other deductions	(14)	(14)
TOTAL OTHER INCOME	169	221
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	1,535	1,346
INTEREST EXPENSE (INCOME)
Interest on long-term debt	308	292
Other interest expense	18	39
Allowance for borrowed funds used during construction	(18)	(18)
NET INTEREST EXPENSE	308	313
INCOME BEFORE INCOME TAX EXPENSE	1,227	1,033
INCOME TAX EXPENSE	303	242
NET INCOME	$924	$791
Net income per common share - basic	$2.55	$2.26
Net income per common share - diluted	$2.54	$2.25
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	363.0	350.1
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	364.4	351.3
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions of Dollars)	2026	2025
NET INCOME	$924	$791
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(3)	(12)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	(3)	(12)
COMPREHENSIVE INCOME	$921	$779
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2026	2025
OPERATING ACTIVITIES
Net income	$924	$791
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	572	564
Deferred income taxes	351	247
Rate case amortization and accruals	(28)	64
Common equity component of allowance for funds used during construction	(22)	(18)
Gain on sale of interest in Mountain Valley Pipeline, LLC	(189)	—
Other non-cash items, net	13	(18)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	(202)	(305)
Unbilled revenue and net unbilled revenue deferrals	(45)	(7)
Other receivables, net and other current assets	37	28
Taxes receivable	(43)	26
Prepayments	(691)	(554)
Accounts payable	(220)	(140)
Pensions and retiree benefits obligations, net	(118)	(148)
Pensions and retiree benefits contributions	(6)	(5)
Accrued taxes	(1)	12
Accrued interest	143	137
Superfund and other environmental costs, net	(2)	(10)
Distributions from equity investments	15	16
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(312)	(151)
Deferred credits, noncurrent liabilities and other regulatory liabilities	110	299
Other current liabilities	(112)	9
NET CASH FLOWS FROM OPERATING ACTIVITIES	174	837
INVESTING ACTIVITIES
Utility capital expenditures	(1,172)	(1,155)
Cost of removal less salvage	(106)	(107)
Non-utility capital expenditures	(1)	—
Proceeds from sale of interest in Mountain Valley Pipeline, LLC	358	—
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	—	45
Other investing activities	(15)	(14)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(936)	(1,231)
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	(406)	(1,820)
Payment of short-term debt (Maturities greater than 90 days)	(300)	—
Borrowing under term loan	—	200
Repayment of term loan	(500)	—
Debt issuance costs	(1)	(1)
Common stock dividends	(308)	(282)
Issuance of common shares - public offering	776	1,308
Issuance of common shares for stock plans	18	16
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(721)	(579)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(1,483)	(973)
BALANCE AT BEGINNING OF PERIOD	1,630	1,333
BALANCE AT END OF PERIOD	$147	$360
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid (received) during the period for:
Interest, net of capitalized interest	$168	$149
Income taxes	$(7)	$(33)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$732	$416
Issuance of common shares for dividend reinvestment	$12	$13
Equipment acquired but unpaid as of end of period	$—	$6
                The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$147	$1,629
Accounts receivable – customers, net allowance for uncollectible accounts of $468 and $507 in 2026 and 2025, respectively	2,814	2,583
Other receivables, net allowance for uncollectible accounts of $10 and $35 in 2026 and 2025, respectively	111	232
Accrued unbilled revenue	653	821
Taxes receivable	54	11
Fuel oil, gas in storage, materials and supplies, at average cost	528	530
Prepayments	1,072	381
Regulatory assets	362	103
Revenue decoupling mechanism receivable	210	213
Fair value of derivative assets	182	86
Other current assets	153	161
TOTAL CURRENT ASSETS	6,286	6,750
INVESTMENTS	1,063	1,213
UTILITY PLANT, AT ORIGINAL COST
Electric	45,124	44,488
Gas	16,260	16,127
Steam	3,277	3,260
General	4,628	4,576
TOTAL	69,289	68,451
Less: Accumulated depreciation	16,582	16,463
Net	52,707	51,988
Construction work in progress	3,396	3,414
NET UTILITY PLANT	56,103	55,402
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $25 in 2026 and 2025	1	1
NET PLANT	56,104	55,403
OTHER NONCURRENT ASSETS
Goodwill	406	406
Regulatory assets	5,673	5,599
Pension and retiree benefits	4,269	4,227
Operating lease right-of-use asset	480	489
Fair value of derivative assets	74	126
Other deferred charges and noncurrent assets	386	390
TOTAL OTHER NONCURRENT ASSETS	11,288	11,237
TOTAL ASSETS	$74,741	$74,603
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions, except per share amounts)	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$250
Term loan	—	500
Notes payable	869	1,575
Accounts payable	1,664	1,947
Customer deposits	533	498
Accrued taxes	103	104
Accrued interest	366	223
Accrued wages	148	140
Fair value of derivative liabilities	10	46
Regulatory liabilities	348	249
System benefit charge	402	415
Operating lease liabilities	124	123
Other current liabilities	469	544
TOTAL CURRENT LIABILITIES	5,286	6,614
NONCURRENT LIABILITIES
Provision for injuries and damages	176	201
Pensions and retiree benefits	582	564
Superfund and other environmental costs	1,081	1,079
Asset retirement obligations	484	478
Fair value of derivative liabilities	6	8
Deferred income taxes and unamortized investment tax credits	10,004	9,619
Operating lease liabilities	380	377
Regulatory liabilities	5,028	5,374
Other deferred credits and noncurrent liabilities	564	548
TOTAL NONCURRENT LIABILITIES	18,305	18,248
LONG-TERM DEBT	25,554	25,551
Commitments, Contingencies, and Guarantees (Note B, Note G, and Note H)
SHAREHOLDERS' EQUITY
Common stock, $0.10 par value, 500 shares authorized, shares outstanding of 368 and 361, respectively	40	39
Treasury stock, $0.10 par value, 34 shares	(2,017)	(2,017)
Additional paid-in-capital	12,249	11,436
Retained earnings	15,461	14,857
Accumulated other comprehensive income	12	15
Capital stock expense	(149)	(140)
TOTAL SHAREHOLDERS' EQUITY	25,596	24,190
TOTAL LIABILITIES AND EQUITY	$74,741	$74,603
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	347	$38	$9,986	$14,048	34	$(2,017)	$(122)	$29	$21,962
Net income				791					791
Common stock dividends ($0.85 per share)				(295)					(295)
Issuance of common shares - public offering	13		1,326				(18)		1,308
Issuance of common shares for stock plans		1	28						29
Other comprehensive loss								(12)	(12)
BALANCE AS OF MARCH 31, 2025	360	$39	$11,340	$14,544	34	$(2,017)	$(140)	$17	$23,783

BALANCE AS OF DECEMBER 31, 2025	361	$39	$11,436	$14,857	34	$(2,017)	$(140)	$15	$24,190
Net income				924					924
Common stock dividends ($0.89 per share)				(320)					(320)
Issuance of common shares - public offering	7		776						776
Issuance of common shares for stock plans		1	35				(9)		27
Stock awards			2						2
Other comprehensive loss								(3)	(3)
BALANCE AS OF MARCH 31, 2026	368	$40	$12,249	$15,461	34	$(2,017)	$(149)	$12	$25,596
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2026	2025
OPERATING REVENUES
Electric	$2,758	$2,686
Gas	1,464	1,401
Steam	432	354
TOTAL OPERATING REVENUES	4,654	4,441
OPERATING EXPENSES
Purchased power	610	635
Fuel	189	127
Gas purchased for resale	361	305
Other operations and maintenance	843	854
Depreciation and amortization	539	533
Taxes, other than income taxes	1,006	920
TOTAL OPERATING EXPENSES	3,548	3,374
OPERATING INCOME	1,106	1,067
OTHER INCOME (DEDUCTIONS)
Investment and other income	135	190
Allowance for equity funds used during construction	19	17
Other deductions	(10)	(9)
TOTAL OTHER INCOME	144	198
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	1,250	1,265
INTEREST EXPENSE (INCOME)
Interest on long-term debt	289	277
Other interest expense	13	33
Allowance for borrowed funds used during construction	(16)	(17)
NET INTEREST EXPENSE	286	293
INCOME BEFORE INCOME TAX EXPENSE	964	972
INCOME TAX EXPENSE	231	227
NET INCOME	$733	$745
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2026	2025
NET INCOME	$733	$745
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	(8)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	(8)
COMPREHENSIVE INCOME	$733	$737
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(Millions of Dollars)	2026	2025
OPERATING ACTIVITIES
Net income	$733	$745
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	539	533
Deferred income taxes	397	195
Rate case amortization and accruals	(27)	65
Common equity component of allowance for funds used during construction	(19)	(17)
Other non-cash items, net	31	(3)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	(160)	(285)
Other receivables, net and other current assets	23	32
Unbilled revenue and net unbilled revenue deferrals	(27)	3
Accounts receivable from (to) affiliated companies	(142)	52
Prepayments	(693)	(550)
Accounts payable	(175)	(111)
Accounts payable from (to) affiliated companies	1	1
Pensions and retiree benefits obligations, net	(117)	(135)
Pensions and retiree benefits contributions	(6)	(5)
Superfund and other environmental costs, net	(2)	(11)
Accrued taxes	(13)	(7)
Accrued interest	134	132
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(320)	(136)
Deferred credits, noncurrent liabilities and other regulatory liabilities	70	249
Other current liabilities	(99)	16
NET CASH FLOWS FROM OPERATING ACTIVITIES	128	763
INVESTING ACTIVITIES
Utility capital expenditures	(1,067)	(1,064)
Cost of removal less salvage	(102)	(105)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,169)	(1,169)
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	(347)	(1,694)
Payment of short-term debt (Maturities greater than 90 days)	(300)	—
Borrowing under term loan	—	200
Repayment of term loan	(500)	—
Debt issuance costs	(1)	(2)
Capital contribution by Con Edison	981	1,225
Dividend to Con Edison	(309)	(284)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(476)	(555)
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(1,517)	(961)
BALANCE AT BEGINNING OF PERIOD	1,581	1,254
BALANCE AT END OF PERIOD	$64	$293
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for:
Interest, net of capitalized interest	$159	$136
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$683	$382
Equipment acquired but unpaid as of end of period	$—	$6
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$64	$1,581
Accounts receivable – customers, net allowance for uncollectible accounts of $460 and $500 in 2026 and 2025, respectively	2,660	2,470
Other receivables, net allowance for uncollectible accounts of $8 and $27 in 2026 and 2025, respectively	96	213
Accrued unbilled revenue	583	769
Accounts receivable from affiliated companies	212	70
Fuel oil, gas in storage, materials and supplies, at average cost	478	477
Prepayments	1,022	329
Regulatory assets	357	95
Revenue decoupling mechanism receivable	210	202
Fair value of derivative assets	164	74
Other current assets	148	153
TOTAL CURRENT ASSETS	5,994	6,433
INVESTMENTS	727	725
UTILITY PLANT, AT ORIGINAL COST
Electric	42,424	41,853
Gas	14,945	14,851
Steam	3,276	3,260
General	4,275	4,226
TOTAL	64,920	64,190
Less: Accumulated depreciation	15,420	15,321
Net	49,500	48,869
Construction work in progress	3,016	2,991
NET UTILITY PLANT	52,516	51,860
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2026 and 2025	1	1
NET PLANT	52,517	51,861
OTHER NONCURRENT ASSETS
Regulatory assets	5,297	5,235
Operating lease right-of-use asset	479	488
Pension and retiree benefits	4,148	4,106
Fair value of derivative assets	69	117
Other deferred charges and noncurrent assets	345	351
TOTAL OTHER NONCURRENT ASSETS	10,338	10,297
TOTAL ASSETS	$69,576	$69,316
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions, except per share amounts)	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$250
Term loan	—	500
Notes payable	593	1,240
Accounts payable	1,549	1,752
Accounts payable to affiliated companies	36	35
Customer deposits	516	481
Accrued taxes	82	95
Accrued taxes to affiliated companies	2	2
Accrued interest	340	206
Accrued wages	135	128
Fair value of derivative liabilities	7	41
Regulatory liabilities	262	205
System benefit charge	370	382
Operating lease liabilities	123	122
Customer credits	252	253
Other current liabilities	188	252
TOTAL CURRENT LIABILITIES	4,705	5,944
NONCURRENT LIABILITIES
Provision for injuries and damages	173	197
Pensions and retiree benefits	539	522
Superfund and other environmental costs	983	980
Asset retirement obligations	481	476
Fair value of derivative liabilities	5	6
Deferred income taxes and unamortized investment tax credits	9,839	9,400
Operating lease liabilities	380	377
Regulatory liabilities	4,514	4,879
Other deferred credits and noncurrent liabilities	450	438
TOTAL NONCURRENT LIABILITIES	17,364	17,275
LONG-TERM DEBT	24,063	24,060
COMMITMENTS AND CONTINGENCIES (Note B, Note G and Note H)
SHAREHOLDER’S EQUITY
Common stock, $2.50 par value, 340 shares authorized, shares outstanding of 235	589	589
Repurchased Con Edison Stock	(962)	(962)
Additional paid-in-capital	11,594	10,604
Retained earnings	12,311	11,887
Accumulated other comprehensive income	(3)	(3)
Capital stock expense	(85)	(78)
TOTAL SHAREHOLDER'S EQUITY	23,444	22,037
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$69,576	$69,316
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	235	$589	$9,281	$11,115	$(962)	$(62)	$10	$19,971
Net income				745				745
Common stock dividend to Con Edison				(284)				(284)
Capital contribution by Con Edison			1,241			(16)		1,225
Other comprehensive loss							(8)	(8)
BALANCE AS OF MARCH 31, 2025	235	$589	$10,522	$11,576	$(962)	$(78)	$2	$21,649

BALANCE AS OF DECEMBER 31, 2025	235	$589	$10,604	$11,887	$(962)	$(78)	$(3)	$22,037
Net income				733				733
Common stock dividend to Con Edison				(309)				(309)
Capital contribution by Con Edison			988			(7)		981
Stock awards			2					2
BALANCE AS OF MARCH 31, 2026	235	$589	$11,594	$12,311	$(962)	$(85)	$(3)	$23,444

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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2025.

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Transmission develops and invests in electric transmission projects and owns interests in both electric and gas assets. See “Investments” in Note A.

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

Investments
Con Edison's investments consist primarily of the fair value of the Utilities' supplemental retirement income plan and deferred income plan assets.

In April 2026, CECONY and Con Edison Transmission entered into an agreement to sell their interests in Honeoye Storage Corporation (Honeoye) for $5 million in aggregate, of which approximately $1.5 million was attributed to CECONY, before certain closing adjustments and expenses. The closing is expected to occur following approval by the NYSPSC.

Investment in Mountain Valley Pipeline, LLC (MVP)
During the first quarter of 2026, Con Edison Transmission completed the sale of its approximately 6.6 percent equity interest in MVP to the two founding members of MVP for total aggregate consideration of $357.5 million, before certain closing adjustments and expenses. Prior to the sale, Con Edison recorded its pro rata share of earnings from its equity interest in MVP, adjusted for accretion of the basis difference and income taxes, on its consolidated income statement of $7 million ($5 million after-tax) for the three months ended March 31, 2026 and 2025. See Note Q for further information.

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

For the three months ended March 31, 2026 and 2025, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended March 31,
(Millions of Dollars, except per share amounts/Shares in Millions)	2026	2025
Net income for common stock	$924	$791
Weighted average common shares outstanding – basic	363.0	350.1
Add: Incremental shares attributable to effect of potentially dilutive securities	1.4	1.2
Adjusted weighted average common shares outstanding – diluted	364.4	351.3
Net Income per common share – basic	$2.55	$2.26
Net Income per common share – diluted	$2.54	$2.25

The computation of diluted EPS for the three months ended March 31, 2026 and March 31, 2025 excluded an immaterial amount of performance share awards because of their anti-dilutive effect.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At March 31, 2026 and 2025, Con Edison and CECONY did not have material restricted cash balances.

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

Note B – Regulatory Matters
Rate Plans

CECONY – Steam
In November 2025, CECONY filed a request with the NYSPSC for a steam rate increase of $66 million, effective November 1, 2026. The filing reflects a return on common equity of 9.9 percent and a common equity ratio of 48 percent. The filing includes supplemental information regarding steam rate plans for November 2027 through October 2028, and November 2028 through October 2029, which the company is not requesting but would consider through settlement discussions. For purposes of illustration, rate increases of $50 million and $50 million effective November 2027 and 2028, respectively, were calculated based on an assumed return on common equity of 9.9 percent and a common equity ratio of 48 percent.

In March 2026, the New York State Department of Public Service (NYSDPS) submitted testimony in the pending steam rate case proceeding supporting a steam rate increase of $18 million, reflecting, among other things, a 9.3 percent return on common equity and a common equity ratio of 47.5 percent.

Other Regulatory Matters
In January 2023, CECONY initiated a review of welds on certain gas and steam mains following the company’s discovery of a leak from a gas main weld in Queens, New York. During the course of its review thus far, CECONY discovered non-conforming gas and steam main welds. The non-conforming welds are not expected to have a significant impact on operations. New York regulations require utilities to perform and record weld films for certain gas and steam main welds. Upon reviewing these films, CECONY determined that in some instances third-party contractors engaged in misconduct by substituting duplicate weld films for different welds, while another third-party contractor had created poor quality weld films. CECONY voluntarily disclosed its initial review and findings to the NYSDPS which, in turn, initiated its own investigation into CECONY’s compliance with weld requirements under the New York State Public Service Law and the prudence of CECONY’s oversight of the weld testing process that could result in adverse regulatory action against the company. CECONY continues to investigate this matter, is remediating and monitoring non-conforming welds and continues to cooperate with the NYSDPS in its investigation. During the time period CECONY disclosed the issue to the NYSDPS, it also reported the contractors’ misconduct to law enforcement. In August 2025, two employees of the third-party contractors were indicted in the U.S. District Court for the Southern District of New York for wire fraud arising out of their scheme to defraud CECONY. Given the nature of the non-conforming welds identified, CECONY does not anticipate significant impact to the operation of its gas and steam mains. CECONY's authorized gas rate plan for the three-year period January 2026 through December 2028 provides that $33.3 million in annual gas revenue requirement ($100 million in aggregate from 2026 through 2028) will be recovered through a rate adjustment mechanism that is subject to refund to customers relating to this matter. NYSDPS’ testimony in the pending steam rate case recommended that recovery of $0.5 million of CECONY's steam revenue requirement through the rate adjustment mechanism be subject to refund for the welds matter. CECONY is unable to estimate the amount or range of its possible loss related to this matter.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets ($1,031 million and $8 million for CECONY and O&R, respectively, as of March 31, 2026 and $1,049 million and $10 million for CECONY and O&R, respectively, as of December 31, 2025) which are not earning a return. While the Utilities have properly calculated and paid their federal income taxes and there is no uncertain tax position related to this matter, this understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past relative to what it should have been. The Utilities’ rate plans have reflected the correct amount of federal income taxes recoverable from customers, including a proportionate recovery of the regulatory asset, beginning with O&R’s rate plans effective November 2015, CECONY’s electric and gas rate plans effective January 2017, and CECONY’s steam plan effective November 2023. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) confirming that the Utilities’ inadvertent understatement of prior years’ income tax expense constitutes a normalization violation that can be cured through an increase in future years’ revenue requirements until such time as the regulatory asset is fully recovered in rates, and not through a write-down of all or a portion of the Utilities’ regulatory asset. Under Accounting Standards Codification Topic (ASC) 740, the Utilities recorded an unfunded deferred federal income tax liability (with a gross-up amount) and a corresponding regulatory asset. The income tax regulatory assets are netted against the related regulatory liability for future income tax and are shown in the line “Future income tax” in the following table of Regulatory Assets and Liabilities and on the Companies’ consolidated balance sheets in the line “Regulatory liabilities.” Management’s assessment is that the income tax regulatory assets as of March 31, 2026 are probable of collection through future rates. The IRS provides safe harbor relief for inadvertent normalization violations through the jurisdictional rate setting process of including in rates adequate revenue to fully recover the deferred tax balance. However, the Utilities would record a liability or impair a portion of the regulatory assets associated with this understatement if the NYSPSC were to issue an order that required the Utilities to write off all or a portion of their existing regulatory asset. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At March 31, 2026, the Utilities had not accrued a liability related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at March 31, 2026 and December 31, 2025 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Regulatory assets
Energy efficiency and other clean energy programs (a)	$2,088	$1,994	$1,987	$1,893
Environmental investigation and remediation costs	1,082	1,079	990	987
Customer account deferrals (b)	1,039	1,089	1,035	1,084
Revenue taxes	675	638	645	611
Legacy meters (c)	377	382	364	370
Property tax reconciliation (d)	95	101	88	97
Deferred storm costs (e)	87	85	12	1
Deferred derivative losses-long-term	23	18	21	15
Unrecognized pension and other postretirement costs	7	4	—	—
Pension and other postretirement benefits deferrals	12	—	—	—
Other	188	209	155	177
Regulatory assets - noncurrent	5,673	5,599	5,297	5,235
Recoverable energy cost	287	6	287	5
Deferred derivative losses - short term	75	97	70	90
Regulatory assets - current	362	103	357	95
Total Regulatory Assets	$6,035	$5,702	$5,654	$5,330
Regulatory liabilities
Allowance for cost of removal less salvage (g)	$1,718	$1,686	$1,497	$1,468
Future Income Tax*	1,107	1,120	994	1,015
Unrecognized Other Postretirement Benefit Cost (f)	810	873	743	806
Pension and Other Postretirement Employee Benefit Deferrals	294	356	243	313
Net unbilled revenue deferrals	223	397	223	397
Late Payment Charge Deferral	141	192	141	191
System benefit charge carrying charge	104	108	95	100
Deferred derivative gains – long term	68	119	61	109
Storm reserve passback	72	80	72	80
Settlement of prudence proceeding (h)	8	8	8	8
Other	483	435	437	392
Regulatory liabilities - noncurrent	5,028	5,374	4,514	4,879
Deferred derivative gains	229	165	210	152
Revenue decoupling mechanism liabilities	78	13	51	—
Refundable energy costs current	41	71	1	53
Regulatory liabilities - current	348	249	262	205
Total Regulatory Liabilities	$5,376	$5,623	$4,776	$5,084
* See "Other Regulatory Matters" above.

(a) Energy Efficiency and Other Clean Energy Programs represent programs designed to increase energy efficiency achievements and other clean energy transformation efforts.

(b) Customer account deferrals include (1) deferrals under CECONY and O&R's electric and gas rate plans for the reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates as well as for increases to the allowance for uncollectible accounts receivable and (2) deferral related to the arrears relief programs. Amounts deferred under the arrears relief programs were $243.5 million and $0.3 million for CECONY and O&R at March 31, 2026, respectively, and $262.9 million and $0.8 million at December 31, 2025, respectively, and receive a return at the pre-tax weighted average cost of capital. The arrears relief programs' recovery periods end in August 2026 and April 2033, respectively.

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

(h) Settlement of prudence proceeding represents the remaining amount to be credited to customers pursuant to a Joint Proposal, approved by the NYSPSC in April 2016, with respect to the prudence of certain CECONY expenditures and related matters.

In general, the Utilities receive or are being credited with a return at the Other Customer-Provided Capital rate for regulatory assets that have not been included in rate base, and receive or are being credited with a return at the pre-tax weighted average cost of capital once the asset is included in rate base. Similarly, the Utilities pay to or credit customers with a return at the Other Customer-Provided Capital rate for regulatory liabilities that have not been included in rate base, and pay to or credit customers with a return at the pre-tax weighted average cost of capital once the liability is included in rate base. The Other Customer-Provided Capital rate was 4.70 percent and 4.75 percent for the 2026 and 2025 rate years, respectively.

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($3,763 million and $3,421 million for Con Edison, and $3,530 million and $3,193 million for CECONY at March 31, 2026 and December 31, 2025, respectively). Regulatory liabilities are treated in a consistent manner. Regulatory assets of RECO for which a cash outflow has been made ($42 million at March 31, 2026 and $41 million at December 31, 2025) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At March 31, 2026 and December 31, 2025, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Environmental investigation and remediation costs	$1,074	$1,072	$983	$980
Revenue taxes	642	621	615	595
Deferral for uncollectible accounts receivable	395	427	392	426
Deferred derivative losses - short-term	75	97	70	90
Deferred derivative losses - long-term	23	18	21	15
Unrecognized pension and other postretirement costs	7	4	—	—
Other	56	42	43	31
Total	$2,272	$2,281	$2,124	$2,137
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
The Utilities recover deferred derivative losses – short-term within one year, and noncurrent generally within three years.

The Utilities recover unrecognized pension and other postretirement costs over 10 years, and the portion of investment gains or losses is recognized in expense over 15 years, pursuant to NYSPSC policy.

Note C – Capitalization
In March 2026, Con Edison issued 7,000,000 shares of its common stock for approximately $776 million upon physical settlement of a forward sale agreement entered into by the company in February 2026.

The carrying amounts and fair values of long-term debt at March 31, 2026 and December 31, 2025 were:

(Millions of Dollars)	2026		2025
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$25,804	$23,244	$25,801	$23,633
CECONY	$24,313	$21,920	$24,310	$22,291
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $246 million and $237 million for Con Edison and CECONY, respectively, as of March 31, 2026 and $249 million and $240 million for Con Edison and CECONY, respectively, as of December 31, 2025.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at March 31, 2026 are classified as Level 2 liabilities. See Note O.

Note D – Short-Term Borrowing
In March 2026, Con Edison and the Utilities entered into a Credit Agreement (the Credit Agreement) that replaced a March 2023 Credit Agreement and a March 2025 CECONY 364-Day Revolving Credit Agreement under which banks are committed to provide loans and letters of credit, on a revolving credit basis. The Credit Agreement expires in March 2031, unless extended for up to two additional one-year terms. There is a maximum of $3,500 million of credit available. The full amount is available to CECONY and $800 million (subject to increase up to $1,000 million) is available to Con Edison, including up to $900 million of letters of credit. The Companies intend to use the Credit Agreement to support their commercial paper programs. Loans and letters of credit issued under the Credit Agreement may also be used for other general corporate purposes. Any borrowings under the Credit Agreement would generally be at variable interest rates. Interest and fees for loans and letters of credit under the Credit Agreement generally reflect the respective credit ratings of the Companies.

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default or event which with notice or the lapse of time would become an event of default with respect to any company. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default for a company include, among other things, that company's failure to pay any principal of any loan or any draw under any letter of credit issued pursuant to the Credit Agreement when due; that company's failure to pay any interest or fees pursuant to the Credit Agreement within five days; that company's failure to meet certain covenants, including covenants that the company's ratio of consolidated debt to consolidated total capital not at any time exceed 0.65 to 1; the company creating, assuming or suffering a lien or other encumbrance on its assets exceeding 10 percent of that company's consolidated net tangible assets; that company failing to make one or more payments in respect of material financial obligations (in excess of $150 million in aggregate); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of $150 million in aggregate); and other customary events of default. At March 31, 2026 no loans or letters of credit were outstanding under the Credit Agreement, the March 2023 Credit Agreement or the March 2025 CECONY 364-Day Revolving Credit Agreement. The Companies were in compliance with their significant debt covenants at March 31, 2026.

In March 2026, CECONY repaid in full prior to maturity $500 million pursuant to a 364-Day Senior Unsecured Term Loan Agreement entered into by the company in November 2025.

At March 31, 2026, Con Edison had $869 million of commercial paper outstanding, of which $593 million of commercial paper was outstanding under CECONY’s program. The weighted average interest rate at March 31, 2026 was 4.0 percent for both Con Edison and CECONY. At December 31, 2025, Con Edison had $1,575 million of commercial paper outstanding, of which $1,240 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2025 was 3.9 percent for both Con Edison and CECONY.

Note E – Pension Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic benefit credit for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Service cost – including administrative expenses	$45	$42	$43	$39
Interest cost on projected benefit obligation	167	168	158	159
Expected return on plan assets	(262)	(279)	(251)	(266)
Recognition of net actuarial gain	(22)	(66)	(22)	(63)
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT CREDIT	$(76)	$(139)	$(77)	$(136)
Cost capitalized	(25)	(21)	(24)	(20)
Reconciliation to rate level	(41)	(16)	(40)	(16)
Total credit recognized	$(142)	$(176)	$(141)	$(172)

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

Expected Contributions
Based on estimates as of March 31, 2026, the Companies expect to make contributions to the pension plans during 2026 of $31 million (of which $25 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental pension plans. An immaterial amount of funding is anticipated for the qualified plan during 2026, and during the first three months of 2026, the Companies contributed $7 million to the non-qualified supplemental pension plans, $6 million of which was contributed by CECONY.

Note F – Other Postretirement Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic other postretirement benefit credit for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Service cost - including administrative expenses	$3	$3	$2	$2
Interest cost on projected other postretirement benefit obligation	11	12	10	10
Expected return on plan assets	(16)	(17)	(12)	(13)
Recognition of net actuarial gain	(2)	(7)	—	(4)
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(4)	$(9)	$—	$(5)
Cost capitalized	(1)	(2)	(1)	(1)
Reconciliation to rate level	2	3	1	2
Total credit recognized	$(3)	$(8)	$—	$(4)

The components of total periodic other postretirement credit are presented in the Companies' consolidated income statements consistent with the description of the components of net periodic benefit credit in Note E.

Expected Contributions
Based on estimates as of March 31, 2026, the Companies expect to make a contribution of $4 million (all of which is expected to be contributed by CECONY) to the other postretirement benefit plans in 2026. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at March 31, 2026 and December 31, 2025 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Accrued Liabilities:
Manufactured gas plant sites	$978	$980	$881	$882
Other Superfund Sites	103	99	102	98
Total	$1,081	$1,079	$983	$980
Regulatory assets	$1,082	$1,079	$990	$987

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
Environmental remediation costs incurred related to Superfund Sites for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Remediation costs incurred	$3	$9	$3	$9

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three months ended March 31, 2026 and 2025.

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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought significant compensatory and punitive damages for deaths and injuries allegedly caused by or relating to exposure to asbestos and asbestos-containing materials at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At March 31, 2026 and December 31, 2025, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought through 2040 as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have modified, and may continue to modify, standards for determining liability and the reasonableness of awards in asbestos suits. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at March 31, 2026 and December 31, 2025 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Accrued liability – asbestos suits	$11	$11	$10	$10
Regulatory assets – asbestos suits	11	11	10	10
Accrued liability – workers’ compensation	$51	$51	$49	$49
Regulatory liabilities – workers’ compensation	21	21	21	21

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million. As of March 31, 2026, the estimated accrued liability is $25 million, with an insurance receivable in the same amount, due to the settlement or dismissal of multiple litigations that arose from the incident.

Other Contingencies
For additional contingencies, see "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison has entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements totaled $59 million and $60 million at March 31, 2026 and December 31, 2025, respectively.
A summary, by type and term, of Con Edison's total guarantees under these agreements at March 31, 2026 is as follows:

Guarantee Type	0 – 3 years	Total
	(Millions of Dollars)
Con Edison Transmission	$59	$59
Total	$59	$59

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

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	Con Edison (a)		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Operating lease cost	$18	$17	$18	$17
Operating lease cash flows	$5	$4	$5	$4

As of March 31, 2026, CECONY has lease agreements for clean energy facilities that have not yet commenced operation, for which the total present value is $444 million. These clean energy facility leases have lease terms of 15 years and are expected to commence operation within three years.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were immaterial for the three months ended March 31, 2026. Additionally, there were no material lease terminations for the three months ended March 31, 2026. For the three months ended March 31, 2025, right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $8 million. Additionally, there were no material lease terminations for the three months ended March 31, 2025.

Note J – Income Tax
Con Edison’s income tax expense was $303 million and $242 million for the three months ended March 31, 2026 and 2025, respectively.

CECONY’s income tax expense was $231 million and $227 million for the three months ended March 31, 2026 and 2025, respectively.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended March 31, 2026 and 2025 is as follows:

	For the Three Months Ended March 31,
	Con Edison				CECONY
	2026		2025		2026		2025
(Millions of Dollars) (% of Pre-tax income)	$	%	$	%	$	%	$	%

U.S. Federal Statutory Tax Rate (a)	$258	21.0%	$217	21.0%	$202	21.0%	$204	21.0%
State Income Taxes:
State income taxes, net of federal income taxes (b)	64	5.2	55	5.4	51	5.3	51	5.3
MTA Surcredit amortization, net of federal income taxes	(10)	(0.8)	(13)	(1.3)	(9)	(1.0)	(12)	(1.3)
Tax Credits	(3)	(0.3)	(4)	(0.4)	(2)	(0.2)	(3)	(0.3)
Nontaxable or Nondeductible items	(1)	—	(1)	(0.1)	—	—	(1)	(0.1)
Changes in unrecognized tax benefits	—	—	1	0.1	—	—	1	0.1
Other Adjustments:
Amortization of excess deferred federal income taxes	(16)	(1.3)	(12)	(1.1)	(14)	(1.5)	(10)	(1.0)
Allowance for uncollectible accounts, net of regulatory recovery	(6)	(0.5)	(13)	(1.2)	(6)	(0.6)	(13)	(1.3)
Cost of removal	13	1.1	11	1.0	12	1.3	10	1.0
Other	4	0.3	1	0.1	(3)	(0.3)	—	—
Effective tax rate	$303	24.7%	$242	23.5%	$231	24.0%	$227	23.4%
(a)    Income before income tax expense is attributable to domestic operations.
(b)    State income taxes in New York account for the majority of the tax effect in this category.

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

Beginning in 2024, based on the existing statute, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. At March 31, 2026, Con Edison accrued a CAMT liability of $53 million ($45 million of which is for CECONY) before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

On February 18, 2026, the IRS and the Department of Treasury issued Notice 2026-7, which provides additional interim guidance regarding the application of the CAMT and allows the Companies to deduct certain repair expenditures as a reduction to the Companies’ modified GAAP net income. This interim guidance is retroactive to the beginning of the IRA provisions in calculating the Companies’ CAMT liability. In the three months ended March 31, 2026, Con Edison reduced its CAMT credit carryforward by $205 million ($213 million of which is for CECONY) and increased its general business tax credit carryforward by approximately $154 million as a result of adopting the interim guidance for the 2024 and 2025 tax years. This guidance will also reduce the Companies’ CAMT liability going forward.

Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

At March 31, 2026, the estimated uncertain tax positions for Con Edison were $10 million ($5 million of which is for CECONY). For the three months ended March 31, 2026, Con Edison recognized $0.4 million of income tax expense related to current year positions ($0.4 million of which is for CECONY). The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $10 million ($9 million, net of federal taxes) with $5 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the three months ended March 31, 2026 and 2025, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At March 31, 2026 and December 31, 2025, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three months ended March 31, 2026 and 2025, revenue from contracts with customers as defined in ASC Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$2,870	$(112)	$2,758	$2,768	$(82)	$2,686
Gas	1,453	11	1,464	1,398	3	1,401
Steam	434	(2)	432	355	(1)	354
Total CECONY	$4,757	$(103)	$4,654	$4,521	$(80)	$4,441
O&R
Electric	$289	$(7)	$282	$218	$(3)	$215
Gas	184	(25)	159	147	(6)	141
Total O&R	$473	$(32)	$441	$365	$(9)	$356
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	(1)	(1)	—	—	—
Total Con Edison	$5,231	$(136)	$5,095	$4,887	$(89)	$4,798
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
The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances above existing rate allowances are not reflected in rates during the term of the current rate plans. For the Utilities’ allowance for uncollectible accounts for customer accounts receivable, which includes accrued unbilled revenue, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, reconnection rates and current and aged customer accounts receivable balances, including final balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. The change to the allowance for customer uncollectible accounts for the three months ended March 31, 2026 for Con Edison and CECONY was $(39) million and $(40) million, respectively. The change to the allowance for customer uncollectible accounts for Con Edison and CECONY were $(4) million and no change, respectively, for the three months ended March 31, 2025. Generally, the Utilities write off customer accounts receivable as uncollectible 90 days after the account is disconnected for non-payment, or the account is closed during the collection process.

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
The table below presents a rollforward by major portfolio segment type for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025
Allowance for credit losses
Beginning Balance at January 1,	$507	$620	$35	$41	$500	$605	$27	$38
Recoveries	20	5	—	—	19	5	—	—
Write-offs	(111)	(98)	—	(4)	(109)	(96)	—	(4)
Reserve adjustments	52	89	(25)	(9)	50	91	(19)	(9)
Ending Balance March 31,	$468	$616	$10	$28	$460	$605	$8	$25

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments as of and for the three months ended March 31, 2026 and 2025 were as follows:

	As of and for the Three Months Ended March 31, 2026
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$2,758	$5	$649	$387	$1,388	$334	$105	$210	$(12)	$59	$48,656	$823
Gas	1,464	2	137	122	584	621	33	77	(4)	139	18,361	219
Steam	432	20	57	30	194	151	6	15	—	33	2,559	24
Consolidation adjustments	—	(27)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$4,654	$—	$843	$539	$2,166	$1,106	$144	$302	$(16)	$231	$69,576	$1,066
O&R
Electric	282	—	71	22	163	26	8	13	(2)	5	3,046	53
Gas	159	—	22	11	76	50	2	7	—	11	1,506	21
Total O&R	$441	$—	$93	$33	$239	$76	$10	$20	$(2)	$16	$4,552	$74
Con Edison Transmission	1	—	3	—	—	(2)	15	—	—	59	373	15
Other (a)	(1)	—	1	—	1	(3)	—	4	—	(3)	240	—
Total Con Edison	$5,095	$—	$940	$572	$2,406	$1,177	$169	$326	$(18)	$303	$74,741	$1,155
(a)    Other includes the parent company, Con Edison’s tax equity investments and consolidation adjustments.
(b)    Other operations and maintenance expenses constitute significant segment expenses which are regularly provided to the chief operating decision makers. Other operating expense includes other segment items (purchased power, fuel, gas purchased for resale, taxes other than income taxes).

	As of and for the Three Months Ended March 31, 2025
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$2,686	$5	$659	$389	$1,348	$289	$154	$219	$(12)	$37	$46,214	$691
Gas	1,401	2	139	118	505	640	32	76	(4)	159	16,718	272
Steam	354	20	56	26	134	138	12	15	(1)	31	2,874	29
Consolidation adjustments	—	(27)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$4,441	$—	$854	$533	$1,987	$1,067	$198	$310	$(17)	$227	$65,806	$992
O&R
Electric	215	—	75	21	102	17	9	11	(1)	3	2,709	59
Gas	141	—	20	10	66	45	3	6		10	1,435	26
Total O&R	$356	$—	$95	$31	$168	$62	$12	$17	$(1)	$13	$4,144	$85
Con Edison Transmission	1	—	2	—	—	(1)	16	—	—	5	481	14
Other (a)	—	—	1	—	2	(3)	(5)	4	—	(3)	260	—
Total Con Edison	$4,798	$—	$952	$564	$2,157	$1,125	$221	$331	$(18)	$242	$70,691	$1,091
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

The fair values of the Companies’ derivatives, including the offsetting of assets and liabilities on the consolidated balance sheets at March 31, 2026 and December 31, 2025 were:

(Millions of Dollars)	2026				2025
Balance Sheet Location	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)		Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$259	$(78)	$181	(b)	$175	$(90)	$85	(b)
Noncurrent	99	(25)	74		149	(23)	126
Total fair value of derivative assets	$358	$(103)	$255		$324	$(113)	$211
Fair value of derivative liabilities
Current	$(61)	$52	$(9)	(b)	$(75)	$45	$(30)	(b)
Noncurrent	(27)	21	(6)		(18)	10	(8)
Total fair value of derivative liabilities	$(88)	$73	$(15)		$(93)	$55	$(38)
Net fair value derivative assets (liabilities)	$270	$(30)	$240		$231	$(58)	$173
CECONY
Fair value of derivative assets
Current	$239	$(76)	$163	(b)	$162	$(88)	$74	(b)
Noncurrent	91	(22)	69		136	(19)	117
Total fair value of derivative assets	$330	$(98)	$232		$298	$(107)	$191
Fair value of derivative liabilities
Current	$(57)	$50	$(7)	(b)	$(70)	$43	$(27)	(b)
Noncurrent	(25)	20	(5)		(14)	8	(6)
Total fair value of derivative liabilities	$(82)	$70	$(12)		$(84)	$51	$(33)
Net fair value derivative assets (liabilities)	$248	$(28)	$220		$214	$(56)	$158
(a)Derivative instruments and collateral were offset on the consolidated balance sheet as applicable under the accounting rules. The Companies enter into master agreements for their commodity derivatives. These agreements typically provide offset in the event of contract termination. In such cases, generally the non-defaulting party’s payable will be offset by the defaulting party’s payable. The non-defaulting party will customarily notify the defaulting party within a specific time period and come to an agreement on the early termination amount.
(b)At March 31, 2026, collateral and margin deposits for Con Edison and CECONY were classified as derivative assets of $1 million, and as derivative liabilities of $(1) million and an immaterial amount, respectively. At December 31, 2025, collateral and margin deposits for Con Edison and CECONY were classified as derivative assets of $1 million and an immaterial amount, respectively, and as derivative liabilities of $(16) million and $(14) million, respectively. These amounts are presented on the consolidated balance sheets, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following table presents the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three months ended March 31, 2026 and 2025:

		For the Three Months Ended March 31,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location (a)	2026	2025	2026	2025
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$64	$87	$58	$79
Noncurrent	Regulatory liabilities	(51)	13	(48)	12
Total deferred gains (losses)		$13	$100	$10	$91
Current	Regulatory assets	$21	$(105)	$20	$(98)
Current	Recoverable energy costs	231	131	212	122
Noncurrent	Regulatory assets	(5)	(42)	(6)	(39)
Total deferred gains (losses)		$247	$(16)	$226	$(15)
Net deferred gains (losses) (b)		$260	$84	$236	$76
(a)For the three months ended March 31, 2026, pre-tax gains recognized in "Other operations and maintenance" expense on the Companies' consolidated income statements for Con Edison and CECONY include $3 million for refined fuels.
(b)Unrealized net deferred gains on electric and gas derivatives for the Utilities increased as a result of higher electric and gas commodity prices during the three months ended March 31, 2026. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at March 31, 2026:

	Electric Energy (MWh) (a)(b)	Capacity (MW-mos) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	32,765,680	25,500	280,360,000	3,024,000
CECONY	30,743,625	16,200	262,760,000	3,024,000
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
At March 31, 2026, Con Edison and CECONY had $75 million and $69 million of credit exposure, respectively, in connection with open energy supply net receivables and hedging activities, net of collateral. Con Edison’s net credit exposure consisted of $56 million with investment-grade counterparties, $17 million with commodity exchange brokers, and $2 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $51 million with investment-grade counterparties, $16 million with commodity exchange brokers, and $2 million with non-investment grade/non-rated counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted including cash and letters of credit for such positions and the additional cash collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at March 31, 2026:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$9	$8
Collateral posted	2	—
Additional collateral (b) (downgrade one level from current ratings)	1	—
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	47	43
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post additional cash collateral of $2 million at March 31, 2026. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At March 31, 2026, if Con Edison had been downgraded to below investment grade, it would have been required to post additional cash collateral for such derivative instruments of $50 million.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized below.

	2026					2025
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$21	$311	$9	$(85)	$256	$19	$292	$5	$(104)	$212
Mutual Funds (a)(b)	605	—	—	—	605	606	—	—	—	606
Cash Value of Life Insurance Policies (a)(b)	—	140	—	—	140	—	138	—	—	138
Total assets	$626	$451	$9	$(85)	$1,001	$625	$430	$5	$(104)	$956
Derivative liabilities:
Commodity (a)(b)(c)	$8	$61	$1	$(54)	16	$6	$70	$10	$(32)	$54
CECONY
Derivative assets:
Commodity (a)(b)(c)	$21	$288	$3	$(79)	$233	$19	$270	$2	$(100)	$191
Mutual Funds (a)(b)	589	—	—	—	589	591	—	—	—	591
Cash Value of Life Insurance Policies (a)(b)(d)	—	134	—	—	134	—	131	—	—	131
Total assets	$610	$422	$3	$(79)	$956	$610	$401	$2	$(100)	$913
Derivative liabilities:
Commodity (a)(b)(c)	$7	$58	$—	$(52)	$13	$6	$68	$5	$(32)	$47
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At March 31, 2026 and December 31, 2025, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

	Fair Value of Level 3 at March 31, 2026	Valuation Techniques	Unobservable Inputs	Range	Average Market Price
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$7	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$1.36 - $8.37 per kW-month	$4.68
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$(0.03) - $1.83 per MWh	$0.72
Total Con Edison—Commodity	$8
CECONY – Commodity
Electricity	$2	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$1.36 - $8.37 per kW-month	$4.64
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$(0.03) - $1.83 per MWh	$0.72
Total CECONY—Commodity	$3

(a)Generally, increases (decreases) in this input in isolation would result in a higher (lower) fair value measurement.
(b)Generally, increases (decreases) in this input in isolation would result in a lower (higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of March 31, 2026 and 2025 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended March 31,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Beginning balance as of January 1,	$(5)	$(15)	$(3)	$(6)
Included in earnings	(2)	(2)	(1)	—
Included in regulatory assets and liabilities	12	—	6	—
Settlements	4	4	2	1
Transfer out of level 3	(1)	—	(1)	—
Ending balance as of March 31,	$8	$(13)	$3	$(5)

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

Note P – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities and the other subsidiaries are required to have separate operating employees and operating officers of the Utilities may not be operating officers of the other subsidiaries. The Utilities may provide administrative and other services to, and receive such services from, Con Edison and its other subsidiaries only pursuant to cost allocation procedures approved by the NYSPSC. Transfers of assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. As a result, substantially all of the net assets of CECONY and O&R ($23,444 million and $1,449 million, respectively), at March 31, 2026, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	CECONY
(Millions of Dollars)	2026	2025
Cost of services provided	$39	$40
Cost of services received	$21	$21

In addition, CECONY and O&R have joint gas supply arrangements pursuant to which CECONY sold to, or acted as agent to purchase for, O&R, $61 million and $44 million of natural gas for the three months ended March 31, 2026 and 2025, respectively. These amounts are net of the effect of related hedging transactions.

At March 31, 2026 and December 31, 2025, CECONY's net receivable from Con Edison for income taxes were $179 and $24 million, respectively.

The Utilities perform work and incur expenses on behalf of New York Transco, a company in which Con Edison Transmission owns an interest. The Utilities bill New York Transco for such work and expenses in accordance with established policies. For the three months ended March 31, 2026 and 2025, the amounts billed by the Utilities to New York Transco were immaterial.

The FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At March 31, 2026 and December 31, 2025, there were no outstanding loans to O&R.
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

Note Q – Dispositions
Con Edison's sale of all of the stock of the Clean Energy Businesses on March 1, 2023 included all assets, operations and projects of the Clean Energy Businesses with the exception of one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska, a tax equity interest in the Crane solar project and a tax equity interest in two renewable electric projects located in Virginia (Virginia Tax Equity Interest).

In January 2025, Con Edison completed the sale and transfer of Broken Bow II to RWE and the corresponding value of $54 million (net of assumed debt and other final adjustments) was paid to Con Edison. RWE Renewables Americas, LLC operated the facility on behalf of Con Edison until the sale and transfer to RWE pursuant to certain service agreements, for which the fees were not material.

In October 2025, Con Edison sold its tax equity interest in the Crane solar project to another member after holding it for a five-year period.

Con Edison continues to retain the Virginia Tax Equity Interest, which produced renewable energy tax credits that can be used to reduce Con Edison’s federal income tax. These tax credits are subject to recapture, in whole or in part, if the assets are sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for the Virginia Tax Equity Interest. The carrying value of the Virginia Tax Equity Interest was $5 million at March 31, 2026 and December 31, 2025.

During the first quarter of 2026, Con Edison Transmission completed the sale of its approximately 6.6 percent equity interest in MVP to the two founding members of MVP for total aggregate consideration of $357.5 million, before certain closing adjustments and expenses. Con Edison's gain on the sale of the MVP interest was $189 million ($134 million, after tax) as of March 31, 2026.

In April 2026, CECONY and Con Edison Transmission entered into an agreement to sell their interests in Honeoye for $5 million in aggregate, of which approximately $1.5 million was attributed to CECONY, before certain closing adjustments and expenses. The closing is expected to occur following approval by the NYSPSC.

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

This MD&A should be read in conjunction with the First Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2025 (File Nos.1-14514 and 1-01217, the Form 10-K).

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
•RECO

Con Edison’s principal business operations are those of the Utilities and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission, a regulated company primarily under the oversight of the Federal Energy Regulatory Commission (FERC), develops and invests in electric transmission projects and owns interests in both electric and gas assets. During the first quarter of 2026, Con Edison Transmission completed the sale of its approximately 6.6 percent equity interest in Mountain Valley Pipeline, LLC (MVP). In April 2026, CECONY and Con Edison Transmission entered into an agreement to sell their interests in Honeoye Storage Corporation (Honeoye) for $5 million in aggregate, of which approximately $1.5 million was attributed to CECONY, before certain closing adjustments and expenses. The closing is expected to occur following approval by the NYSPSC. See “Investments” in Note A to the First Quarter Financial Statements and “Con Edison Transmission” below.

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

Aged Accounts Receivable Balances
At March 31, 2026, CECONY’s and O&R’s customer accounts receivables balances of $3,120 million and $162 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,352 million and $28 million, respectively. At December 31, 2025, CECONY’s and O&R’s customer accounts receivables balances of $2,970 million and $120 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,427 million and $27 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivables (balances outstanding in excess of 60 days) of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivables as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. In general, the Utilities suspended collection activities and service disconnections during the COVID-19 pandemic and have since resumed such activities.

CECONY’s rate plans include reconciliation of uncollectible expenses and late payment charges (from January 1, 2026 through December 31, 2028 for electric and gas and from January 1, 2020 through October 31, 2026 for steam), pursuant to which CECONY will calculate the annual difference between (i) its actual uncollectible expenses and late payment charges and (ii) the levels of uncollectible expenses and late payment charges provided in rates. In the event the actual net expenses (uncollectible expenses plus late payment charges) are below the amounts in rates, CECONY will defer the full variance as a regulatory liability and refund to customers via surcredit. In the event the actual net expenses are above the amounts in rates, CECONY will defer the full annual variance above $10 million ($8.5 million for electric and $1.5 million for gas) in 2026; above $15 million ($12.75 million for electric and $2.25 million for gas) in 2027; and above $20 million ($17.0 million for electric and $3.0 million for gas) in 2028; as a regulatory asset for recovery via surcharge. Annual surcharge recovery is subject to a cap that produces no more than a 0.5 percent total customer bill impact per commodity. Amounts in excess of the surcharge caps will be deferred as a regulatory asset for future recovery in CECONY’s next base rate cases.

O&R’s rate plans for the three-year period January 2025 through December 2027 include reconciliation of uncollectible expenses and late payment charges that are subject to a combined annual threshold of $0.9 million and $0.5 million for electric and gas, respectively. Once the threshold is met, O&R will defer the variance between actual uncollectible expenses and late payment charges, and the level set forth in rates that is above the threshold. Recovery/refunds will be made via surcharge/surcredit. Surcharge recovery is subject to an annual cap that produces no more than a 0.5 percent total customer bill impact per commodity. Amounts in excess of the surcharge caps will be deferred as a regulatory asset for recovery in O&R’s next base rate cases.

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

Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2025 was purchased through the wholesale electricity market administered by the NYISO. The company expects that resources will again be adequate to meet the requirements of its customers in 2026. See "Electric Reliability Needs," below. While supply margins are narrow in New York City until the Champlain Hudson Power Express transmission line enters the NYISO’s energy and capacity markets, existing resources are projected to be sufficient to cover the supply requirement. The company plans to meet its continuing obligation to supply electricity to its full-service customers through a combination of electricity purchased under contract, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities.

Electric Reliability Needs

CECONY and O&R monitor the adequacy of the electric capacity resources and related developments in their service areas and work with other parties on long-term resource adequacy and transmission security within the framework of the New York Independent System Operator (NYISO) reliability planning process. In April 2026, the NYISO issued its 2026 Quarter 1 Short-Term Assessment of Reliability that, among other things, continued to identify reliability needs in New York City beginning in the summer of 2026 and continuing through 2030. The need is primarily driven by the deactivation notices of certain generation, in combination with forecasted increases in peak demand under expected weather conditions, aging generation and the uncertainty as to whether certain planned projects will be completed and energized within the scheduled time period. The NYISO evaluated both market-based and regulated solutions and determined that certain existing generation resources should remain in service until May 1, 2029 to maintain system reliability. Longer-term reliability is dependent on the timely completion of planned transmission and generation projects and the addition of new resources. CECONY will continue to monitor reliability assessments, regulatory developments and the progress of planned transmission and generation projects.

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

Federal Regulation
In February 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act (IEEPA) on goods imported into the U.S. were unauthorized, but the ruling did not address the potential recovery of duties previously collected under the invalidated IEEPA tariffs. The Utilities are evaluating whether refunds of IEEPA tariffs paid through their third-party vendors are available to them.

Although tariffs have not had a significant impact on the Companies' operations or financial condition to date, the cost of materials has increased across various supply chain contract portfolios. If tariffs (other than the IEEPA tariffs) remain in place, the cost of materials is anticipated to continue to increase and also may lead to supply chain disruptions.

The Companies continue to assess tariffs and are unable to predict the impact on their operations or financial condition. In addition, the Companies continue to monitor the evolving legal and policy landscape related to tariffs and are unable to predict changes in laws, regulations, regulatory guidance, legal interpretations, policy positions or implementation actions that may result from these developments.

Federal Energy Regulatory Commission (FERC)
In March 2026, the FERC issued an order regarding CECONY’s and other parties’ longstanding dispute with PJM Interconnection LLC (PJM) regarding PJM’s cost-allocation methodology that assigned disproportionate costs from regional transmission expansion plan projects to CECONY and other New York-connected entities. The FERC directed PJM to change one element of the cost allocation methodology that would result in refunds to CECONY that would ultimately be credited to CECONY’s electric customers and initiated a proceeding to review the applicability of the methodology generally. The order is subject to rehearing and potential appeal. CECONY is unable to estimate the amount of any refund it could receive.

Cyber Regulation
In April 2026, the NYSPSC adopted cybersecurity regulations for New York utilities, including CECONY and O&R, effective June 1, 2026. The regulations require the Utilities to, among other things, implement and maintain a risk‑based cybersecurity program aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework, including governance oversight, periodic risk assessments and audits, continuous monitoring, security controls, incident response and recovery planning. The regulations also require prompt reporting of cybersecurity incidents to the NYSDPS (including cybersecurity data breaches experienced by third-party vendors), investigations following incidents and credit monitoring to customers following certain data breaches. Compliance will be phased in over specified periods set forth in the order, with incremental costs (including capital expenditures incurred to comply with the order) subject to deferral and review in future rate proceedings. The Utilities already comply with many of the requirements prescribed in the regulations, including alignment with the NIST framework, and expect to comply with all of the requirements of the regulations within the prescribed timeframe.

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

In April 2026, CECONY and Con Edison Transmission entered into an agreement to sell their interests in Honeoye for $5 million in aggregate, of which approximately $1.5 million was attributed to CECONY, before certain closing adjustments and expenses. The closing is expected to occur following approval from the NYSPSC.

CECONY
Electric
CECONY provides electric service to approximately 3.7 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

Gas
CECONY delivers gas to approximately 1.1 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 16,975 MMlb of steam annually to approximately 1,485 customers in parts of Manhattan.

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

Certain financial data of Con Edison’s businesses are presented below:

	Three Months Ended March 31, 2026				At March 31, 2026
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Assets
CECONY	$4,654	91%	$733	79%	$69,576	93%
O&R	441	9	52	6	4,552	6
Total Utilities	$5,095	100%	$785	85%	$74,128	99%
Con Edison Transmission	1	—	143	15	373	1
Other (a)	(1)	—	(4)	—	240	—
Total Con Edison	$5,095	100%	$924	100%	$74,741	100%
(a)Other includes the parent company, Con Edison’s tax equity investments and consolidation adjustments. See Note Q to the First Quarter Financial Statements.

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
At March 31, 2026, Con Edison recorded a CAMT liability of $53 million ($45 million of which is for CECONY) before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

On February 18, 2026, the IRS and the Department of Treasury issued Notice 2026-7, that provides additional interim guidance regarding the application of the CAMT and allows the Companies to deduct certain repair expenditures as a reduction to the Companies’ modified GAAP net income. This interim guidance is retroactive to the beginning of the IRA provisions in calculating the Companies’ CAMT liability. In the three months ended March 31, 2026, Con Edison reduced its CAMT carryforward by $205 million ($213 million of which is for CECONY) and increased its general business tax credit carryforward by approximately $154 million as a result of adopting the interim guidance for the 2024 and 2025 tax years. This guidance will also reduce the Companies’ CAMT liability going forward.

New York Legislation
In May 2025, New York adopted the 2025-2026 budget bill into law that included increases in payroll tax rates from 0.6 percent to 0.895 percent for CECONY and from 0.34 percent to 0.635 percent for O&R, effective July 1, 2025.

In April 2021, New York passed a law that increased the corporate franchise tax rate on business income from 6.5 percent to 7.25 percent, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875 percent, not to exceed a maximum tax liability of $5 million per taxpayer. New York requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax were scheduled to expire after 2023. In May 2023, New York passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for an additional three years, through tax year 2026 and extended the business capital tax through tax year 2026. New York also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. Con Edison does not expect to be subject to the higher tax rate of 7.25 percent in 2026.

Results of Operations
Net income for common stock and earnings per share for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025	2026	2025
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share
CECONY	$733	$745	$2.02	$2.13
O&R	52	45	0.14	0.13
Con Edison Transmission (a)	143	10	0.40	0.03
Other (b)	(4)	(9)	(0.01)	(0.03)
Con Edison (c)	$924	$791	$2.55	$2.26
(a)Net income for common stock and earnings per share for the three months ended March 31, 2026 includes $134 million or $0.37 a share (after-tax) for the gain on the sale of Con Edison's equity interest in MVP. Net income for common stock and earnings per share for the three months ended March 31, 2026 includes $2 million or $0.01 a share (after-tax) for accretion of the basis difference of Con Edison's equity interest in MVP. Net income for common stock and earnings per share for the three months ended March 31, 2026 includes $(2) million or $(0.01) a share (after-tax) for the transaction costs associated with the strategic alternatives review of Con Edison's equity interests in MVP and Honeoye. Net income for common stock and earnings per share for the three months ended March 31, 2025 includes $2 million or $0.01 a share (after-tax) for accretion of the basis difference of Con Edison's equity interest in MVP. See “Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A to the First Quarter Financial Statements.

(b)    Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. Net income for common stock for the three months ended March 31, 2025 includes $(3) million or $(0.01) a share (after-tax) on the effects of HLBV accounting for tax equity investments in certain renewable electric projects. See Note Q to the First Quarter Financial Statements.

(c)    Earnings per share on a diluted basis were $2.54 a share and $2.25 a share for the three months ended March 31, 2026 and 2025.

The following table presents the estimated effect of major factors on earnings per share and net income for common stock for the three months ended March 31, 2026 as compared with the 2025 period.

Variation for the Three Months Ended March 31, 2026 vs. 2025
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$15	$0.04
Higher gas rate base	14	0.04
Higher income from allowance for funds used during construction	2	0.01
Higher electric, gas and steam operations and maintenance expense	(28)	(0.08)
Higher interest expense on long-term debt	(9)	(0.03)
Higher corporate expenses	(5)	(0.01)
Dilutive effect of issuance of common shares	—	(0.08)
Other	(1)	—
Total CECONY	(12)	(0.11)
O&R (a)
Electric base rate increase	5	0.01
Gas base rate increase	3	0.01
Higher interest expense on long-term debt	(3)	(0.01)
Other	2	—
Total O&R	7	0.01
Con Edison Transmission
Gain on the sale of Con Edison's equity interest in MVP	134	0.37
Transaction costs associated with the strategic alternatives review of Con Edison's equity investments in MVP and Honeoye	(2)	(0.01)
Other	1	0.01
Total Con Edison Transmission	133	0.37
Other, including parent company expenses (b)
HLBV effects	3	0.01
Other	2	0.01
Total Other, including parent company expenses	5	0.02
Total Reported (GAAP basis)	$133	$0.29

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

(b)Other includes the parent company, Con Edison's tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the First Quarter Financial Statements.

The Companies’ other operations and maintenance expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2026	2025
CECONY
Operations	$523	$485
Pensions and other postretirement benefits	(19)	6
Health care and other benefits	61	50
Regulatory fees and assessments (a)	90	124
Other	188	189
Total CECONY	$843	$854
O&R	93	95
Con Edison Transmission	3	2
Other (b)	1	1
Total other operations and maintenance expenses	$940	$952
(a)Includes Demand Side Management, System Benefit Charges and Public Service Law 18A assessments that are collected in revenues.
(b)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the First Quarter Financial Statements.

A discussion of the results of operations by principal business segment for the three months ended March 31, 2026 and 2025 follows. For additional business segment financial information, see Note M to the First Quarter Financial Statements.

The Companies’ results of operations for the three months ended March 31, 2026 and 2025 were as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Operating revenues	$4,654	$4,441	$441	$356	$1	$1	$(1)	$—	$5,095	$4,798
Purchased power	610	635	146	86	—	—	—	—	756	721
Fuel	189	127	—	—	—	—	—	—	189	127
Gas purchased for resale	361	305	66	56	—	—	(1)	1	426	362
Other operations and maintenance	843	854	93	95	3	2	1	1	940	952
Depreciation and amortization	539	533	33	31	—	—	—	—	572	564
Taxes, other than income taxes	1,006	920	27	26	—	—	2	1	1,035	947
Operating income (loss)	1,106	1,067	76	62	(2)	(1)	(3)	(3)	1,177	1,125
Gain on sale of interest in Mountain Valley Pipeline, LLC	—	—	—	—	189	—	—	—	189	—
Other income (deductions)	144	198	10	12	15	16	—	(5)	169	221
Net interest expense	286	293	18	16	—	—	4	4	308	313
Income (loss) before income tax expense (benefit)	964	972	68	58	202	15	(7)	(12)	1,227	1,033
Income tax expense (benefit)	231	227	16	13	59	5	(3)	(3)	303	242
Net income (loss) for common stock	$733	$745	$52	$45	$143	$10	$(4)	$(9)	$924	$791
(a)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the First Quarter Financial Statements.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(Millions of Dollars)	Electric	Gas	Steam	2026 Total	Electric	Gas	Steam	2025 Total	2026-2025 Variation
Operating revenues	$2,758	$1,464	$432	$4,654	$2,686	$1,401	$354	$4,441	$213
Purchased power	591	—	19	610	621	—	14	635	(25)
Fuel	95	—	94	189	66	—	61	127	62
Gas purchased for resale	—	361	—	361	—	305	—	305	56
Other operations and maintenance	649	137	57	843	659	139	56	854	(11)
Depreciation and amortization	387	122	30	539	389	118	26	533	6
Taxes, other than income taxes	702	223	81	1,006	662	199	59	920	86
Operating income	$334	$621	$151	$1,106	$289	$640	$138	$1,067	$39

Electric
CECONY’s results of electric operations for the three months ended March 31, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2026	March 31, 2025	Variation
Operating revenues	$2,758	$2,686	$72
Purchased power	591	621	(30)
Fuel	95	66	29
Other operations and maintenance	649	659	(10)
Depreciation and amortization	387	389	(2)
Taxes, other than income taxes	702	662	40
Electric operating income	$334	$289	$45

CECONY’s electric sales and deliveries for the three months ended March 31, 2026 compared with the 2025 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2026	March 31, 2025	Variation	Percent Variation		March 31, 2026	March 31, 2025	Variation	Percent Variation
Residential/Religious (b)	3,416	3,037	379	12.5%		$1,244	$1,131	$113	10.0%
Commercial/Industrial	2,974	2,912	62	2.1		878	867	11	1.3
Retail choice customers	4,935	5,183	(248)	(4.8)		519	603	(84)	(13.9)
NYPA, Municipal Agency and other sales	2,422	2,443	(21)	(0.9)		202	197	5	2.5
Other operating revenues (c)	—	—	—	—		(85)	(112)	27	(24.1)
Total	13,747	13,575	172	1.3%	(d)	$2,758	$2,686	$72	2.7%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area decreased 0.1 percent in the three months ended March 31, 2026 compared with the 2025 period.

Operating revenues increased $72 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to higher unbilled revenue ($30 million), an increase in other revenue ($20 million) and an increase in revenues from the electric rate plan ($14 million).

Purchased power expenses decreased $30 million in the three months ended March 31, 2026 compared with the 2025 period due to lower unit costs ($87 million), offset in part by higher purchased volumes ($57 million).

Fuel costs increased $29 million in the three months ended March 31, 2026 compared with the 2025 period due to higher unit costs ($15 million) and higher purchased volumes from the company's electric generating facilities ($14 million).

Other operations and maintenance expenses decreased $10 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to lower costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($17 million) and lower total surcredits for assessments and fees that are collected in revenues from customers ($8 million), offset in part by higher electric operations maintenance activities ($14 million).

Taxes, other than income taxes increased $40 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to higher property taxes ($44 million) and higher state and local revenue taxes ($6 million), offset in part by higher deferral of under-collected property taxes ($9 million).

Gas
CECONY’s results of gas operations for the three months ended March 31, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2026	March 31, 2025	Variation
Operating revenues	$1,464	$1,401	$63
Gas purchased for resale	361	305	56
Other operations and maintenance	137	139	(2)
Depreciation and amortization	122	118	4
Taxes, other than income taxes	223	199	24
Gas operating income	$621	$640	$(19)

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2026 compared with the 2025 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2026	March 31, 2025	Variation	Percent Variation		March 31, 2026	March 31, 2025	Variation	Percent Variation
Residential	27,369	26,261	1,108	4.2%		$603	$592	$11	1.9%
General	17,302	15,881	1,421	8.9		368	336	32	9.5
Firm transportation	35,553	35,084	469	1.3		410	430	(20)	(4.7)
Total firm sales and transportation	80,224	77,226	2,998	3.9%	(b)	$1,381	$1,358	$23	1.7%
Interruptible sales	1,066	1,110	(44)	(4.0)		19	12	7	58.3
NYPA	7,682	9,900	(2,218)	(22.4)		1	1	—	—
Generation plants	12,666	12,697	(31)	(0.2)		5	4	1	25.0
Other	5,529	6,247	(718)	(11.5)		14	15	(1)	(6.7)
Other operating revenues (c)	—	—	—	—		44	11	33	Large
Total	107,167	107,180	(13)	—%		$1,464	$1,401	$63	4.5%
(a)Revenues from gas sales are subject to a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily billing days, firm gas sales and transportation volumes in CECONY’s service area decreased (3.2) percent in the three months ended March 31, 2026 compared with the 2025 period.
(c)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues increased $63 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to higher gas purchased for resale ($56 million).

Gas purchased for resale increased $56 million in the three months ended March 31, 2026 compared with the 2025 period due to higher unit costs ($80 million), offset in part by lower purchased volumes ($24 million).

Depreciation and amortization expenses increased $4 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $24 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to higher deferral of over-collected property taxes ($9 million), higher property taxes ($6 million), higher state and local revenue taxes ($5 million) and higher payroll taxes ($2 million).

Steam
CECONY’s results of steam operations for the three months ended March 31, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2026	March 31, 2025	Variation
Operating revenues	$432	$354	$78
Purchased power	19	14	5
Fuel	94	61	33
Other operations and maintenance	57	56	1
Depreciation and amortization	30	26	4
Taxes, other than income taxes	81	59	22
Steam operating income	$151	$138	$13

CECONY’s steam sales and deliveries for the three months ended March 31, 2026 compared with the 2025 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2026	March 31, 2025	Variation	Percent Variation		March 31, 2026	March 31, 2025	Variation	Percent Variation
General	367	308	59	19.2%		$27	$20	$7	35.0%
Apartment house	2,395	2,355	40	1.7		115	95	20	21.1
Annual power	5,176	5,007	169	3.4		290	240	50	20.8
Other operating revenues (a)	—	—	—	—		—	(1)	1	Large
Total	7,938	7,670	268	3.5%	(b)	$432	$354	$78	22.0%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company's service area decreased (6.1) percent in the three months ended March 31, 2026 compared with the 2025 period.

Operating revenues increased $78 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to higher fuel costs ($33 million), an increase in steam revenues under the company's steam rate plan ($26 million) and higher purchased power expenses ($5 million).

Purchased power expenses increased $5 million in the three months ended March 31, 2026 compared with the 2025 period due to higher unit costs ($5 million).

Fuel costs increased $33 million in the three months ended March 31, 2026 compared with the 2025 period due to higher unit costs ($29 million) and higher purchased volumes from the company's steam generating facilities ($4 million).

Depreciation and amortization expenses increased $4 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to higher steam utility plant balances.

Taxes, other than income taxes increased $22 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to a higher deferral of over-collected property taxes ($23 million).

Taxes, Other Than Income Taxes
At $1,006 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the three months ended March 31, 2026. The principal components of, and variations in, taxes other than income taxes were:

	For the Three Months Ended March 31,
(Millions of Dollars)	2026		2025		Variation
Property taxes	$775		$726		$49
State and local taxes related to revenue receipts	141		128		13
Payroll taxes	36		35		1
Other taxes (b)	54		31		23
Total	$1,006	(a)	$920	(a)	$86
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2026 and 2025 were $1,253 million and $1,157 million, respectively.
(b)Including the deferral of over-collected property taxes in 2026 and 2025 were $53 million and $30 million, respectively.

Other Income (Deductions)
Other income decreased $54 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($60 million), offset in part by an increase in AFUDC ($2 million).

Net Interest Expense
Net interest expense decreased $7 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to lower other interest expense ($20 million), offset in part by higher interest on long-term debt resulting from increased debt balances ($12 million).

Income Tax Expense
Income taxes increased $4 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to lower benefit from the amortization of MTA tax surcredit ($3 million) and lower write-offs of uncollectible accounts ($7 million), offset in part by higher amortization of excess deferred federal income taxes ($4 million) and lower income before income tax expense ($2 million).

O&R

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
(Millions of Dollars)	Electric	Gas	2026 Total	Electric	Gas	2025 Total	2026-2025 Variation
Operating revenues	$282	$159	$441	$215	$141	$356	$85
Purchased power	146	—	146	86	—	86	60
Gas purchased for resale	—	66	66	—	56	56	10
Other operations and maintenance	71	22	93	75	20	95	(2)
Depreciation and amortization	22	11	33	21	10	31	2
Taxes, other than income taxes	17	10	27	16	10	26	1
Operating income	$26	$50	$76	$17	$45	$62	$14

Electric
O&R’s results of electric operations for the three months ended March 31, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2026	March 31, 2025	Variation
Operating revenues	$282	$215	$67
Purchased power	146	86	60
Other operations and maintenance	71	75	(4)
Depreciation and amortization	22	21	1
Taxes, other than income taxes	17	16	1
Electric operating income	$26	$17	$9

O&R’s electric sales and deliveries for the three months ended March 31, 2026 compared with the 2025 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2026	March 31, 2025	Variation	Percent Variation		March 31, 2026	March 31, 2025	Variation	Percent Variation
Residential/Religious (b)	619	560	59	10.5%		$184	$125	$59	47.2%
Commercial/Industrial	311	287	24	8.4		67	48	19	39.6
Retail choice customers	585	536	49	9.1		33	34	(1)	(2.9)
Public authorities	31	29	2	6.9		4	4	—	—
Other operating revenues (c)	—	—	—	—		(6)	4	(10)	Large
Total	1,546	1,412	134	9.5%	(d)	$282	$215	$67	31.2%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 1.9 percent in the three months ended March 31, 2026 compared with the 2025 period.

Operating revenues increased $67 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to higher purchased power expenses ($60 million) and higher revenues from the company's New York electric rate plan ($7 million).

Purchased power expense increased $60 million in the three months ended March 31, 2026 compared with the 2025 period due to higher unit costs ($41 million) and higher purchased volumes ($19 million).

Other operations and maintenance decreased $(4) million in the three months ended March 31, 2026 compared with the 2025 period primarily due to lower regulatory system benefit charges ($4 million).

Gas
O&R’s results of gas operations for the three months ended March 31, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2026	March 31, 2025	Variation
Operating revenues	$159	$141	$18
Gas purchased for resale	66	56	10
Other operations and maintenance	22	20	2
Depreciation and amortization	11	10	1
Taxes, other than income taxes	10	10	—
Gas operating income	$50	$45	$5

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended March 31, 2026 compared with the 2025 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	March 31, 2026	March 31, 2025	Variation	Percent Variation		March 31, 2026	March 31, 2025	Variation	Percent Variation
Residential	7,687	7,145	542	7.6%		$137	$109	$28	25.7%
General	1,635	1,511	124	8.2		23	19	4	21.1
Firm transportation	2,621	2,601	20	0.8		22	18	4	22.2
Total firm sales and transportation	11,943	11,257	686	6.1%	(b)	$182	$146	$36	24.7%
Interruptible sales	951	1,092	(141)	(12.9)		2	2	—	—
Generation plants	—	2	(2)	Large		—	—	—	—
Other	350	345	5	1.4		1	—	1	Large
Other gas revenues	—	—	—	—		(26)	(7)	(19)	Large
Total	13,244	12,696	548	4.3%		$159	$141	$18	12.8%
(a)Revenues from New York gas sales are subject to a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R's service area decreased (0.3) percent in the three months ended March 31, 2026 compared with the 2025 period.

Operating revenues increased $18 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to higher gas purchased for resale ($10 million) and higher revenues from the company's New York gas rate plan ($8 million).

Gas purchased for resale increased $10 million in the three months ended March 31, 2026 compared with the 2025 period due to higher unit costs ($11 million), offset in part by lower purchased volumes ($1 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $1 million in 2026 compared with 2025 for the three months ended March 31, 2026. The principal components of taxes, other than income taxes, were:

	For the Three Months Ended March 31,
(Millions of Dollars)	2026		2025		Variation
Property taxes	$18		$18		$—
State and local taxes related to revenue receipts	5		4		1
Payroll taxes	4		4		—
Total	$27	(a)	$26	(a)	$1
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2026 and 2025 were $39 million and $34 million, respectively.

Income Tax Expense
Income taxes increased $3 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to higher income before income tax expense.

Con Edison Transmission
Income Tax Expense
Income taxes increased $54 million in the three months ended March 31, 2026 compared with the 2025 period primarily due to higher income before income tax expense from the sale of its equity interest in MVP.

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

Con Edison and the Utilities have a $3,500 million revolving credit agreement (the Credit Agreement) in place under which banks are committed to provide loans on a revolving credit basis until March 2031, which may be extended for two additional one-year terms, subject to certain conditions. Con Edison and the Utilities have not entered into any loans under the Credit Agreement and CECONY has not entered into any loans under the CECONY Credit Agreement. See Note D to the First Quarter Financial Statements.

The FERC has authorized CECONY through April 30, 2028 and O&R through July 31, 2026 to issue short-term borrowings for a period of not more than 12 months, in an amount not to exceed $5,000 million and $250 million, respectively, at prevailing market rates.

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statements of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the three months ended March 31, 2026 and 2025 are summarized as follows:

	For the Three Months Ended March 31,
	CECONY		O&R		Con Edison Transmission		Other (a)(b)		Con Edison (b)
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Operating activities	$128	$763	$53	$47	$(5)	$13	$(2)	$14	$174	$837
Investing activities	(1,169)	(1,169)	(111)	(93)	342	(14)	2	45	(936)	(1,231)
Financing activities	(476)	(555)	87	47	(331)	(2)	(1)	(69)	(721)	(579)
Net change for the period	(1,517)	(961)	29	1	6	(3)	(1)	(10)	(1,483)	(973)
Balance at beginning of period	1,581	1,254	24	38	19	23	6	18	1,630	1,333
Balance at end of period (c)	$64	$293	$53	$39	$25	$20	$5	$8	$147	$360
(a) Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the First Quarter Financial Statements.
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

Pursuant to their rate plans, the Utilities have recovered from customers a portion of the tax liability they will pay in the future as a result of temporary differences between the book and tax basis of assets and liabilities. These temporary differences affect the timing of cash flows, but not net income, as the Companies are required to record deferred tax assets and liabilities at the current corporate tax rate for the temporary differences. Pursuant to their rate plans, the Utilities recover from customers the amount of property taxes they will pay. The payment of property taxes by the Utilities affects the timing of cash flows and increases the amount of short-term borrowings issued by the Utilities when property taxes are due and as property taxes increase, but generally does not impact net income. See Note J to the First Quarter Financial Statements.

In general, the Utilities suspended service disconnections during the COVID-19 pandemic and have since resumed such activities in accordance with applicable law. At March 31, 2026, CECONY's and O&R's customer accounts receivables balances of $3,120 million and $162 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,352 million and $28 million, respectively. A continued slow recovery of accounts receivable balances has impacted and is expected to continue to impact the Companies' liquidity. See “Aged Accounts Receivable Balances,” above.

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

Net cash flows from operating activities for the three months ended March 31, 2026 for Con Edison were $663 million lower than in the 2025 period. The change in net cash flows for Con Edison primarily reflects:
•lower net deferred credits, noncurrent liabilities and other regulatory liabilities of $350 million primarily due to higher recoverable energy costs of $348 million
•an increase in prepayments of $137 million
•a decrease in accounts payable of $80 million; and
•an increase in unbilled revenue and net unbilled revenue deferrals of $38 million.

Net cash flows from operating activities for the three months ended March 31, 2026 for CECONY were $635 million lower than in the 2025 period. The change in net cash flows for CECONY primarily reflects:
•lower net deferred credits, noncurrent liabilities and other regulatory liabilities of $363 million primarily due to higher recoverable energy costs $359 million; and
•higher accounts receivable from (to) affiliated companies of $194 million.

Cash Flows Used in Investing Activities
The following table summarizes key components of Con Edison’s investing cash flows.

	For the Three Months Ended March 31,
(Millions of Dollars)	2026	2025	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(1,172)	$(1,155)	$(17)
Cost of removal less salvage	(106)	(107)	1
Non-utility capital expenditures	(1)	—	(1)
Proceeds from sale of interest in Mountain Valley Pipeline, LLC	358	—	358
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	—	45	(45)
Other investing activities	(15)	(14)	(1)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(936)	$(1,231)	$295
Net cash flows used in investing activities for Con Edison were $295 million lower for the three months ended March 31, 2026 compared with the 2025 period. The change for Con Edison primarily reflects:
•the proceeds from the sale of Con Edison Transmission's equity interest in MVP of $358 million.

Offset in part by
•prior year proceeds from the sale of Broken Bow II of ($45 million); and
•higher utility capital expenditures of ($17 million).

The following table summarizes key components of CECONY’s investing cash flows.

	For the Three Months Ended March 31,
(Millions of Dollars)	2026	2025	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(1,067)	$(1,064)	$(3)
Cost of removal less salvage	(102)	(105)	3
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(1,169)	$(1,169)	$—
Net cash flows used in investing activities for CECONY remained constant for the three months ended March 31, 2026 compared with the 2025 period. The change for CECONY primarily reflects:
•an increase in utility capital expenditures of $3 million.
Offset by
•a decrease in cost of removal less salvage of ($3 million).

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

Cash Flows Used In Financing Activities
The following table summarizes key components of Con Edison’s financing cash flows.

	For the Three Months Ended March 31,
(Millions of Dollars)	2026	2025	Variance
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	$(406)	$(1,820)	$1,414
Payment of short-term debt (Maturities greater than 90 days)	(300)	—	(300)
Borrowing under term loan	—	200	(200)
Repayment of term loan	(500)	—	(500)
Debt issuance costs	(1)	(1)	—
Common stock dividends	(308)	(282)	(26)
Issuance of common shares - public offering	776	1,308	(532)
Issuance of common shares for stock plans	18	$16	2
NET CASH FLOWS USED IN FINANCING ACTIVITIES	$(721)	$(579)	$(142)

Net cash flows used in financing activities for Con Edison were $142 million higher for the three months ended March 31, 2026 compared with the 2025 period and reflect the following transactions:
•a decrease in the issuance of common shares - public offering of $532 million;
•higher repayment of term loan of $500 million;
•an increase in the payment of short-term debt (maturities greater than 90 days) of $300 million; and
•a decrease in borrowing under term loan of $200 million.
Offset by
•a decrease in the net payment of short-term debt (maturities 90 days or less) of ($1,414 million).

The following table summarizes key components of CECONY’s financing cash flows.

	For the Three Months Ended March 31,
(Millions of Dollars)	2026	2025	Variance
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	$(347)	$(1,694)	$1,347
Payment of short-term debt (Maturities greater than 90 days)	(300)	—	(300)
Borrowing under term loan	—	200	(200)
Repayment of term loan	(500)	—	(500)
Debt issuance costs	(1)	(2)	1
Capital contribution by Con Edison	981	1,225	(244)
Dividend to Con Edison	(309)	(284)	(25)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	$(476)	$(555)	$79
Net cash flows used in financing activities for CECONY were $79 million lower for the three months ended March 31, 2026 compared with the 2025 period and reflects the following transactions:
•lower net payment of short-term debt (maturities 90 days or less) of $1,347 million.
Offset in part by
•an increase due to the repayment of a term loan of ($500 million);
•higher payment of short-term debt (maturities greater than 90 days) of ($300 million);
•a decrease in contributed equity by Con Edison of ($244 million); and
•a decrease in borrowing under term loan of ($200 million).

Cash flows from financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at March 31, 2026 and 2025 and the average daily balances for the three months ended March 31, 2026 and 2025 for Con Edison and CECONY were as follows:

	2026		2025
(Millions of Dollars, except Weighted Average Yield)	Outstanding at March 31,	Daily average	Outstanding at March 31,	Daily average
Con Edison	$869	$316	$350	$1,362
CECONY	$593	$843	$—	$952
Weighted average yield	4.0%	3.9%	4.6%	4.6%

Capital Resources
For each of the Companies, the common equity ratio at March 31, 2026 and December 31, 2025 was:

	Common Equity Ratio (Percent of total capitalization)
	March 31, 2026	December 31, 2025
Con Edison	50.0	48.6
CECONY	49.3	47.8

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at March 31, 2026 and December 31, 2025 are summarized as follows.

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
ASSETS
Current assets	$5,994	$6,433	$413	$337	$58	$21	$(179)	$(41)	$6,286	$6,750
Investments	727	725	22	22	311	462	3	4	1,063	1,213
Net plant	52,517	51,861	3,584	3,540	3	3	—	(1)	56,104	55,403
Other noncurrent assets	10,338	10,297	533	521	1	2	416	417	11,288	11,237
Total Assets	$69,576	$69,316	$4,552	$4,420	$373	$488	$240	$379	$74,741	$74,603

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,705	$5,944	$339	$396	$2	$18	$240	$256	$5,286	$6,614
Noncurrent liabilities	17,364	17,275	1,273	1,242	28	(61)	(360)	(208)	18,305	18,248
Long-term debt	24,063	24,060	1,491	1,491	—	—	—	—	25,554	25,551
Equity	23,444	22,037	1,449	1,291	343	531	360	331	25,596	24,190
Total Liabilities and Equity	$69,576	$69,316	$4,552	$4,420	$373	$488	$240	$379	$74,741	$74,603
(a) Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the First Quarter Financial Statements.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at March 31, 2026 were $439 million lower than at December 31, 2025. The change in current assets primarily reflects a decrease in cash and temporary cash investments ($1,517 million) offset in part by increases in prepayments ($693 million), regulatory assets ($262 million), and accounts receivable from affiliated companies ($142 million).

Net plant at March 31, 2026 was $656 million higher than at December 31, 2025. The change in net plant primarily reflects an increase in electric ($571 million), gas ($94 million), steam ($16 million), general ($49 million) plant balances and increase in construction work in progress ($25 million), offset by an increase in accumulated depreciation ($99 million).

Current liabilities at March 31, 2026 were $1,239 million lower than at December 31, 2025. The change in current liabilities primarily reflects a decrease in notes payable ($647 million) and the repayment of a term loan ($500 million). See Note D to the First Quarter Financial Statements.

Noncurrent liabilities at March 31, 2026 were $89 million higher than at December 31, 2025. The change in noncurrent liabilities primarily reflects increases in deferred income taxes and unamortized investment tax credits ($439 million) and pensions and retiree benefits ($17 million) offset in part by decreases in net unbilled revenue deferrals ($174 million), pension and other postretirement employee benefit deferrals ($70 million), unrecognized other postretirement benefit cost ($63 million), late payment charge deferral ($50 million) and storm reserve costs ($8 million). See Note B and Note E to the First Quarter Financial Statements.

Equity at March 31, 2026 was $1,407 million higher than at December 31, 2025. The change in equity primarily reflects net income for the three months ended March 31, 2026 ($733 million), capital contributions from Con Edison ($981 million) in 2026 and a change in stock awards ($2 million), offset in part by common stock dividends to Con Edison ($309 million) in 2026.

O&R
Current assets at March 31, 2026 were $76 million higher than at December 31, 2025. The change in current assets primarily reflects an increase in customer accounts receivable, net of allowance for uncollectible accounts ($42 million) (see "Aged Accounts Receivable Balances,” above) and cash and temporary cash investments ($29 million).

Net plant at March 31, 2026 was $44 million higher than at December 31, 2025. The change in net plant primarily reflects an increase in electric ($65 million), gas ($39 million) and general ($3 million) plant balances, offset in part by a decrease in construction work in progress ($44 million) and an increase in accumulated depreciation ($19 million).

Other noncurrent assets at March 31, 2026 were $12 million higher than at December 31, 2025. The change in other noncurrent assets primarily reflects an increase in regulatory assets ($12 million).

Current liabilities at March 31, 2026 were $57 million lower than at December 31, 2025. The change in current liabilities primarily reflects a decrease in accounts payable ($63 million), notes payable ($20 million) and accounts payable to affiliated companies ($12 million), offset in part by increase in regulatory liabilities ($42 million).

Noncurrent liabilities at March 31, 2026 were $31 million higher than at December 31, 2025. The change in noncurrent liabilities primarily reflects an increase in deferred income taxes and unamortized investment tax credits ($16 million), regulatory liabilities ($8 million), and other deferred credits and noncurrent liabilities ($8 million).

Equity at March 31, 2026 was $158 million higher than at December 31, 2025. The change in equity primarily reflects net income for the three months ended March 31, 2026 ($52 million) and capital contributions from Con Edison ($125 million) in 2026, offset in part by common stock dividends to Con Edison ($18 million) in 2026 and a decrease in other comprehensive income ($1 million).

Con Edison Transmission
Current assets at March 31, 2026 were $37 million higher than at December 31, 2025. The increase in current assets primarily reflects higher cash and temporary investments ($6 million) and tax receivable associated with the sale of Con Edison Transmission's equity interest in MVP ($31 million).

Investments at March 31, 2026 were $151 million lower than at December 31, 2025. The decrease in investments primarily reflects the sale of the equity interest in MVP ($168 million) offset in part by additional investment in and earnings from New York Transco ($26 million).

Current liabilities March 31, 2026 were $16 million lower than at December 31, 2025. The decrease in current liabilities primarily reflects transaction costs associated with the sale of the equity interest in MVP that were settled in January 2026 ($16 million).

Noncurrent liabilities at March 31, 2026 were $89 million higher than at December 31, 2025. The change in noncurrent liabilities primarily reflects the increase in accumulated deferred income taxes ($78 million) and reversal of the regulatory asset for future income taxes ($11 million) related to the sale of the equity interest in MVP.

Equity at March 31, 2026 was $188 million lower than at December 31, 2025. The change in equity primarily reflects net income for the three months ended March 31, 2026 ($143 million), offset in part by common stock dividends to Con Edison ($331 million).

Con Edison Transmission
The following table presents Con Edison Transmission's ownership interests in New York Transco's electric transmission projects.

	Ownership Interest	In-Service Date/Anticipated	Base Return on Common Equity (ROE)	Common Equity Ratio
Transmission Owner Transmission Solutions (TOTS) (a)	45.7%	2016	9.99% plus 0.50% = 10.49%	54%
New York Energy Solution (NYES) (b)	45.7%	2023/2025	9.99% plus 0.50% to 1.00% = 10.49% to 10.89% (c)	54%
Propel NY Energy (d)	41.7% of New York Transco's share	2030	10.3% plus 1% = 11.3%	53%
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

Con Edison Transmission owns an interest of approximately 71.2 percent in Honeoye, a company that operates a gas storage facility in upstate New York and in which CECONY owns the remaining interest. In April 2026, CECONY and Con Edison Transmission entered into an agreement to sell their interests in Honeoye for $5 million in aggregate, of which approximately $1.5 million was attributed to CECONY, before certain closing adjustments and expenses. The closing is expected to occur following approval from the NYSPSC.

During the first quarter of 2026, Con Edison Transmission completed the sale of its approximately 6.6 percent equity interest in MVP to the two founding members of MVP for total aggregate consideration of $357.5 million, before certain closing adjustments and expenses. See "Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A.

Environmental Matters
Electric Vehicles
In March 2026, the NYSDPS issued a notice to New York utilities, including CECONY and O&R, alleging deficiencies in data collection and reporting for the electric vehicle light-duty make ready program. The Utilities are reviewing the matter and engaging with the NYSDPS but are unable to predict the outcome or potential impact, which could include the NYSPSC initiating an enforcement action. Also in March 2026, the NYSPSC directed New York utilities, including CECONY and O&R, to end the level 2 charger component of the electric vehicle program because of slower than expected electric vehicle adoption and to pause the direct current fast charger element of the program until they meet certain data collection requirements.

Energy Storage
In April 2026, the NYSPSC issued an order that approved modifications to New York utilities’ portfolio of Dynamic Load Management (DLM) programs and updated reporting requirements. The order authorized CECONY to expand its portfolio of DLM programs to include a Bring Your Own Battery (BYOB) program that enables customer-sited energy storage of less than 50 kW to participate in demand response and receive incentives for supporting the energy system during periods of high demand. The program is intended to reduce demand on the distribution system and improve reliability on high-demand days. CECONY will implement the BYOB program and file the associated tariff changes in accordance with the NYSPSC’s order.

Financial and Commodity Market Risks
The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the capital expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at March 31, 2026, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $5 million and $4 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

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

Con Edison estimates that, as of March 31, 2026, a 10 percent decline in market prices would result in a decline in fair value of $174 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $159 million is for CECONY and $15 million is for O&R. As of March 31, 2025, Con Edison estimated that a 10 percent decline in market prices would result in a decline in fair value of $137 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $125 million is for CECONY and $12 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

The Companies’ current investment policy for pension plan assets includes investment targets of 20 to 24 percent equity securities, 55 to 65 percent debt securities and 14 to 22 percent alternatives. At March 31, 2026, the pension plan investments consisted of 21 percent equity securities, 60 percent debt securities and 19 percent alternatives.

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

Item 5: Other Information
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Item 6: Exhibits
Con Edison

Exhibit 10.1
Credit Agreement, dated as of March 11, 2026, among Con Edison, CECONY and O&R, as Borrowers, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (Designated in Con Edison’s Current Report on Form 8-K dated March 11, 2026 (File No. 1-14514) as Exhibit 10)

Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 10.2	Employment Offer Letter between CECONY and Kamran Ziaee, dated September 30, 2024.
Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: May 7, 2026	By	/s/ Kirkland B. Andrews
Kirkland B. Andrews Senior Vice President, Chief Financial Officer and Duly Authorized Officer