Form 10-Q
period 2026-06-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2026-08-06
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2026
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

As of July 31, 2026, Con Edison had outstanding 369,828,633 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars/Except Share Data)	2026	2025	2026	2025
OPERATING REVENUES
Electric	$3,139	$2,777	$6,177	$5,678
Gas	811	711	2,435	2,253
Steam	118	106	550	460
Non-utility	1	1	2	2
TOTAL OPERATING REVENUES	4,069	3,595	9,164	8,393
OPERATING EXPENSES
Purchased power	837	649	1,593	1,370
Fuel	56	27	245	154
Gas purchased for resale	156	171	582	533
Other operations and maintenance	913	923	1,851	1,875
Depreciation and amortization	578	576	1,150	1,140
Taxes, other than income taxes	977	894	2,013	1,841
TOTAL OPERATING EXPENSES	3,517	3,240	7,434	6,913
OPERATING INCOME	552	355	1,730	1,480
Gain on sale of equity interest in Mountain Valley Pipeline, LLC	—	—	189	—
OTHER INCOME (DEDUCTIONS)
Investment income	11	17	29	33
Other income	148	214	289	415
Allowance for equity funds used during construction	24	18	47	36
Other deductions	(13)	(8)	(27)	(22)
TOTAL OTHER INCOME	170	241	338	462
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	722	596	2,257	1,942
INTEREST EXPENSE (INCOME)
Interest on long-term debt	313	292	621	584
Other interest expense	20	26	38	64
Allowance for borrowed funds used during construction	(19)	(18)	(37)	(36)
NET INTEREST EXPENSE	314	300	622	612
INCOME BEFORE INCOME TAX EXPENSE	408	296	1,635	1,330
INCOME TAX EXPENSE	100	50	403	292
NET INCOME FOR COMMON STOCK	$308	$246	$1,232	$1,038
Net income per common share - basic	$0.83	$0.68	$3.37	$2.93
Net income per common share - diluted	$0.83	$0.68	$3.36	$2.92
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	368.8	360.4	365.6	354.5
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	370.0	361.7	366.8	355.8
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of Dollars)	2026	2025	2026	2025
NET INCOME	$308	$246	$1,232	$1,038
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	(3)	(12)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	—	(3)	(12)
COMPREHENSIVE INCOME	$308	$246	$1,229	$1,026
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2026	2025
OPERATING ACTIVITIES
Net income	$1,232	$1,038
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	1,150	1,140
Deferred income taxes	451	301
Rate case amortization and accruals	(55)	130
Common equity component of allowance for funds used during construction	(47)	(36)
Gain on sale of equity interest in Mountain Valley Pipeline, LLC	(189)	—
Other non-cash items, net	(63)	(63)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	66	52
Unbilled revenue and net unbilled revenue deferrals	(44)	22
Other receivables, net and other current assets	(96)	166
Taxes receivable	(53)	144
Prepayments	(59)	71
Accounts payable	(229)	35
Pensions and retiree benefits obligations, net	(210)	(284)
Pensions and retiree benefits contributions	(12)	(9)
Accrued taxes	(7)	(13)
Accrued interest	6	12
Superfund and other environmental costs, net	(3)	(14)
Distributions from equity investments	26	33
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(137)	(178)
Deferred credits, noncurrent liabilities and other regulatory liabilities	292	206
Other current liabilities	(48)	63
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,971	2,816
INVESTING ACTIVITIES
Utility capital expenditures	(2,473)	(2,420)
Cost of removal less salvage	(208)	(251)
Non-utility capital expenditures	(1)	(1)
Proceeds from sale of equity interest in Mountain Valley Pipeline, LLC	358	—
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	—	45
Other investing activities	(30)	(28)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,354)	(2,655)
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	(554)	(950)
Payment of short-term debt (Maturities greater than 90 days)	(300)	—
Borrowing under term loan	—	200
Repayment of term loan	(500)	—
Issuance of long-term debt	1,300	—
Debt issuance costs	(17)	(1)
Common stock dividends	(624)	(576)
Issuance of common shares - public offering	884	1,308
Issuance of common shares for stock plans	34	32
NET CASH FLOWS FROM FINANCING ACTIVITIES	223	13
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH:
NET CHANGE FOR THE PERIOD	(160)	174
BALANCE AT BEGINNING OF PERIOD	1,630	1,333
BALANCE AT END OF PERIOD	$1,470	$1,507
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid (received) during the period for:
Interest, net of capitalized interest	$587	$560
Income taxes	$19	$(181)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$848	$342
Issuance of common shares for dividend reinvestment	$24	$25
Equipment acquired but unpaid as of end of period	$—	$6
                The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,470	$1,629
Accounts receivable – customers, net allowance for uncollectible accounts of $458 and $507 in 2026 and 2025, respectively	2,559	2,583
Other receivables, net allowance for uncollectible accounts of $10 and $35 in 2026 and 2025, respectively	176	232
Accrued unbilled revenue	668	821
Taxes receivable	64	11
Fuel oil, gas in storage, materials and supplies, at average cost	534	530
Prepayments	440	381
Regulatory assets	271	103
Revenue decoupling mechanism receivable	242	213
Fair value of derivative assets	197	86
Other current assets	169	161
TOTAL CURRENT ASSETS	6,790	6,750
INVESTMENTS	1,101	1,213
UTILITY PLANT, AT ORIGINAL COST
Electric	45,885	44,488
Gas	16,450	16,127
Steam	3,290	3,260
General	4,744	4,576
TOTAL	70,369	68,451
Less: Accumulated depreciation	16,933	16,463
Net	53,436	51,988
Construction work in progress	3,666	3,414
NET UTILITY PLANT	57,102	55,402
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $25 in 2026 and 2025	2	1
NET PLANT	57,104	55,403
OTHER NONCURRENT ASSETS
Goodwill	406	406
Regulatory assets	5,681	5,599
Pension and retiree benefits	4,328	4,227
Operating lease right-of-use asset	468	489
Fair value of derivative assets	145	126
Other deferred charges and noncurrent assets	436	390
TOTAL OTHER NONCURRENT ASSETS	11,464	11,237
TOTAL ASSETS	$76,459	$74,603
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions, except per share amounts)	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$250
Term loan	—	500
Notes payable	721	1,575
Accounts payable	1,772	1,947
Customer deposits	548	498
Accrued taxes	97	104
Accrued interest	229	223
Accrued wages	150	140
Fair value of derivative liabilities	20	46
Regulatory liabilities	534	249
System benefit charge	391	415
Operating lease liabilities	125	123
Customer credits	277	253
Other current liabilities	240	291
TOTAL CURRENT LIABILITIES	5,354	6,614
NONCURRENT LIABILITIES
Provision for injuries and damages	186	201
Pensions and retiree benefits	582	564
Superfund and other environmental costs	1,078	1,079
Asset retirement obligations	489	478
Fair value of derivative liabilities	3	8
Deferred income taxes and unamortized investment tax credits	10,127	9,619
Operating lease liabilities	381	377
Regulatory liabilities	5,124	5,374
Other deferred credits and noncurrent liabilities	573	548
TOTAL NONCURRENT LIABILITIES	18,543	18,248
LONG-TERM DEBT	26,843	25,551
Commitments, Contingencies, and Guarantees (Note B, Note G, and Note H)
SHAREHOLDERS' EQUITY
Common stock, $0.10 par value, 500 shares authorized, shares outstanding of 370 and 361, respectively	40	39
Treasury stock, $0.10 par value, 34 shares	(2,017)	(2,017)
Additional paid-in-capital	12,394	11,436
Retained earnings	15,441	14,857
Accumulated other comprehensive income	12	15
Capital stock expense	(151)	(140)
TOTAL SHAREHOLDERS' EQUITY	25,719	24,190
TOTAL LIABILITIES AND EQUITY	$76,459	$74,603
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	347	$38	$9,986	$14,048	34	$(2,017)	$(122)	$29	$21,962
Net income				791					791
Common stock dividends ($0.85 per share)				(295)					(295)
Issuance of common shares - public offering	13		1,326				(18)		1,308
Issuance of common shares for stock plans		1	28						29
Other comprehensive loss								(12)	(12)
BALANCE AS OF MARCH 31, 2025	360	$39	$11,340	$14,544	34	$(2,017)	$(140)	$17	$23,783
Net income				246					246
Common stock dividends ($0.85 per share)				(306)					(306)
Issuance of common shares for stock plans	1		30						30
Stock awards			3						3
BALANCE AS OF JUNE 30, 2025	361	$39	$11,373	$14,484	34	$(2,017)	$(140)	$17	$23,756

BALANCE AS OF DECEMBER 31, 2025	361	$39	$11,436	$14,857	34	$(2,017)	$(140)	$15	$24,190
Net income				924					924
Common stock dividends ($0.89 per share)				(320)					(320)
Issuance of common shares - public offering	7		776						776
Issuance of common shares for stock plans		1	35				(9)		27
Stock awards			2						2
Other comprehensive loss								(3)	(3)
BALANCE AS OF MARCH 31, 2026	368	$40	$12,249	$15,461	34	$(2,017)	$(149)	$12	$25,596
Net income				308					308
Common stock dividends ($0.89 per share)				(328)					(328)
Issuance of common shares - public offering	1		108				(1)		107
Issuance of common shares for stock plans	1		34				(1)		33
Stock awards			3						3
BALANCE AS OF JUNE 30, 2026	370	$40	$12,394	$15,441	34	$(2,017)	$(151)	$12	$25,719
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2026	2025	2026	2025
OPERATING REVENUES
Electric	$2,934	$2,581	$5,692	$5,267
Gas	753	653	2,217	2,055
Steam	118	106	550	460
TOTAL OPERATING REVENUES	3,805	3,340	8,459	7,782
OPERATING EXPENSES
Purchased power	765	579	1,374	1,215
Fuel	56	27	245	154
Gas purchased for resale	135	148	496	453
Other operations and maintenance	814	826	1,658	1,680
Depreciation and amortization	544	544	1,082	1,077
Taxes, other than income taxes	952	869	1,958	1,789
TOTAL OPERATING EXPENSES	3,266	2,993	6,813	6,368
OPERATING INCOME	539	347	1,646	1,414
OTHER INCOME (DEDUCTIONS)
Investment and other income	140	202	275	393
Allowance for equity funds used during construction	21	17	40	33
Other deductions	(12)	(10)	(23)	(19)
TOTAL OTHER INCOME	149	209	292	407
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	688	556	1,938	1,821
INTEREST EXPENSE (INCOME)
Interest on long-term debt	295	277	583	554
Other interest expense	16	25	30	58
Allowance for borrowed funds used during construction	(17)	(16)	(33)	(33)
NET INTEREST EXPENSE	294	286	580	579
INCOME BEFORE INCOME TAX EXPENSE	394	270	1,358	1,242
INCOME TAX EXPENSE	98	48	329	275
NET INCOME	$296	$222	$1,029	$967
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2026	2025	2026	2025
NET INCOME	$296	$222	$1,029	$967
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	—	(8)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	—	—	(8)
COMPREHENSIVE INCOME	$296	$222	$1,029	$959
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(Millions of Dollars)	2026	2025
OPERATING ACTIVITIES
Net income	$1,029	$967
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	1,082	1,077
Deferred income taxes	472	214
Rate case amortization and accruals	(54)	131
Common equity component of allowance for funds used during construction	(40)	(33)
Other non-cash items, net	(40)	(32)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	66	55
Other receivables, net and other current assets	(101)	87
Unbilled revenue and net unbilled revenue deferrals	(51)	12
Accounts receivable from (to) affiliated companies	(195)	293
Prepayments	(64)	75
Accounts payable	(197)	52
Accounts payable from (to) affiliated companies	(1)	10
Pensions and retiree benefits obligations, net	(205)	(274)
Pensions and retiree benefits contributions	(12)	(9)
Superfund and other environmental costs, net	(5)	(14)
Accrued taxes	(3)	(13)
Accrued interest	6	12
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(129)	(183)
Deferred credits, noncurrent liabilities and other regulatory liabilities	247	206
Other current liabilities	(39)	67
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,766	2,700
INVESTING ACTIVITIES
Utility capital expenditures	(2,246)	(2,233)
Cost of removal less salvage	(203)	(246)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,449)	(2,479)
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	(460)	(894)
Payment of short-term debt (Maturities greater than 90 days)	(300)	—
Borrowing under term loan	—	200
Repayment of term loan	(500)	—
Issuance of long-term debt	1,300	—
Debt issuance costs	(17)	(1)
Capital contribution by Con Edison	1,114	1,250
Dividend to Con Edison	(617)	(568)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	520	(13)
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(163)	208
BALANCE AT BEGINNING OF PERIOD	1,581	1,254
BALANCE AT END OF PERIOD	$1,418	$1,462
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid (received) during the period for:
Interest, net of capitalized interest	$548	$525
Income taxes	$74	$(199)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$787	$310
Equipment acquired but unpaid as of end of period	$—	$6
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$1,418	$1,581
Accounts receivable – customers, net allowance for uncollectible accounts of $450 and $500 in 2026 and 2025, respectively	2,448	2,470
Other receivables, net allowance for uncollectible accounts of $8 and $27 in 2026 and 2025, respectively	158	213
Accrued unbilled revenue	623	769
Accounts receivable from affiliated companies	265	70
Fuel oil, gas in storage, materials and supplies, at average cost	481	477
Prepayments	393	329
Regulatory assets	264	95
Revenue decoupling mechanism receivable	242	202
Fair value of derivative assets	178	74
Other current assets	163	153
TOTAL CURRENT ASSETS	6,633	6,433
INVESTMENTS	749	725
UTILITY PLANT, AT ORIGINAL COST
Electric	43,158	41,853
Gas	15,120	14,851
Steam	3,290	3,260
General	4,383	4,226
TOTAL	65,951	64,190
Less: Accumulated depreciation	15,747	15,321
Net	50,204	48,869
Construction work in progress	3,203	2,991
NET UTILITY PLANT	53,407	51,860
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2026 and 2025	2	1
NET PLANT	53,409	51,861
OTHER NONCURRENT ASSETS
Regulatory assets	5,294	5,235
Operating lease right-of-use asset	467	488
Pension and retiree benefits	4,206	4,106
Fair value of derivative assets	137	117
Other deferred charges and noncurrent assets	392	351
TOTAL OTHER NONCURRENT ASSETS	10,496	10,297
TOTAL ASSETS	$71,287	$69,316
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions, except per share amounts)	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$250
Term loan	—	500
Notes payable	480	1,240
Accounts payable	1,631	1,752
Accounts payable to affiliated companies	34	35
Customer deposits	529	481
Accrued taxes	92	95
Accrued taxes to affiliated companies	2	2
Accrued interest	212	206
Accrued wages	137	128
Fair value of derivative liabilities	14	41
Regulatory liabilities	443	205
System benefit charge	360	382
Operating lease liabilities	124	122
Customer credits	278	253
Other current liabilities	209	252
TOTAL CURRENT LIABILITIES	4,795	5,944
NONCURRENT LIABILITIES
Provision for injuries and damages	182	197
Pensions and retiree benefits	541	522
Superfund and other environmental costs	980	980
Asset retirement obligations	486	476
Fair value of derivative liabilities	3	6
Deferred income taxes and unamortized investment tax credits	9,934	9,400
Operating lease liabilities	381	377
Regulatory liabilities	4,607	4,879
Other deferred credits and noncurrent liabilities	460	438
TOTAL NONCURRENT LIABILITIES	17,574	17,275
LONG-TERM DEBT	25,351	24,060
COMMITMENTS AND CONTINGENCIES (Note B, Note G and Note H)
SHAREHOLDER’S EQUITY
Common stock, $2.50 par value, 340 shares authorized, shares outstanding of 235	589	589
Repurchased Con Edison Stock	(962)	(962)
Additional paid-in-capital	11,730	10,604
Retained earnings	12,299	11,887
Accumulated other comprehensive loss	(3)	(3)
Capital stock expense	(86)	(78)
TOTAL SHAREHOLDER'S EQUITY	23,567	22,037
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$71,287	$69,316
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	235	$589	$9,281	$11,115	$(962)	$(62)	$10	$19,971
Net income				745				745
Common stock dividend to Con Edison				(284)				(284)
Capital contribution by Con Edison			1,241			(16)		1,225
Other comprehensive loss							(8)	(8)
BALANCE AS OF MARCH 31, 2025	235	$589	$10,522	$11,576	$(962)	$(78)	$2	$21,649
Net income				222				222
Common stock dividend to Con Edison				(284)				(284)
Capital contribution by Con Edison			25					25
Stock awards			3					3
BALANCE AS OF JUNE 30, 2025	235	$589	$10,550	$11,514	$(962)	$(78)	$2	$21,615

BALANCE AS OF DECEMBER 31, 2025	235	$589	$10,604	$11,887	$(962)	$(78)	$(3)	$22,037
Net income				733				733
Common stock dividend to Con Edison				(309)				(309)
Capital contribution by Con Edison			988			(7)		981
Stock awards			2					2
BALANCE AS OF MARCH 31, 2026	235	$589	$11,594	$12,311	$(962)	$(85)	$(3)	$23,444
Net income				296				296
Common stock dividend to Con Edison				(308)				(308)
Capital contribution by Con Edison			134			(1)		133
Stock awards			2					2
BALANCE AS OF JUNE 30, 2026	235	$589	$11,730	$12,299	$(962)	$(86)	$(3)	$23,567

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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2025, and their separate unaudited financial statements (including the combined notes thereto) included in Part 1, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Transmission develops and invests in electric transmission projects and owns interests in electric assets. See “Investments” in Note A.

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

Investment in Mountain Valley Pipeline, LLC (MVP)
During the first quarter of 2026, Con Edison Transmission completed the sale of its approximately 6.6 percent equity interest in MVP to the two founding members of MVP for total aggregate consideration of $357.5 million, before certain closing adjustments and expenses. Prior to the sale, Con Edison recorded its pro rata share of earnings from its equity interest in MVP, adjusted for accretion of the basis difference and income taxes, on its consolidated income statement of $7 million ($5 million after-tax) and $15 million ($11 million after-tax) for the six months ended June 30, 2026 and 2025, respectively. See Note Q for further information.

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

Potentially dilutive securities for Con Edison consist of restricted stock units and deferred stock units for which the average market price of the common shares for the period was greater than the estimated vesting price, and its common shares that are subject to forward sale agreements (see Note C). Before the issuance of common shares upon settlement of the forward sale agreements, the shares will be reflected in the company’s diluted earnings per share calculations using the treasury stock method. Under this method, the number of common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreements over the number of shares that could be purchased by the company in the market (based on the average market price during the period) using the proceeds due upon physical settlement (based on the adjusted forward sale price at the end of the reporting period).

For the three and six months ended June 30, 2026 and 2025, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2026	2025	2026	2025
Net income for common stock	$308	$246	$1,232	$1,038
Weighted average common shares outstanding – basic	368.8	360.4	365.6	354.5
Add: Incremental shares attributable to effect of potentially dilutive securities	1.2	1.3	1.2	1.3
Adjusted weighted average common shares outstanding – diluted	370.0	361.7	366.8	355.8
Net Income per common share – basic	$0.83	$0.68	$3.37	$2.93
Net Income per common share – diluted	$0.83	$0.68	$3.36	$2.92

The computation of diluted EPS for the three and six months ended June 30, 2026 excluded an immaterial amount of performance share awards because of their anti-dilutive effect.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At June 30, 2026 and 2025, Con Edison and CECONY did not have material restricted cash balances.

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

RECO
In June 2026, the New Jersey Board of Public Utilities (NJBPU) approved an electric rate increase, effective July 1, 2026, of $15.25 million and a 9.6 percent return on equity for RECO. In addition, RECO provided a company-funded bill credit for residential customers of $0.5 million in July 2026. The following table contains a summary of the terms of the distribution rate plan.

RECO
Effective period	July 2026
Base rate changes	$15.25 million
Amortization to income of net regulatory (assets) and liabilities	$8.7 million net assets over three years including $8.1 million of deferred storm costs. $6.2 million over ten years for deferred costs associated with the electric vehicle program
Recoverable energy costs	Current rate recovery of purchased power costs.
Cost reconciliations	Reconciliation of uncollectible accounts, Demand Side Management and Clean Energy Program, Storm Costs Reconciliation (a)
Average rate base	$330.3 million
Weighted average cost of capital (after-tax)	7.14 percent
Authorized return on common equity	9.6 percent
Cost of long-term debt	4.82 percent
Common equity ratio	48.51 percent

(a) The rate plan stipulation includes a base rate allowance of $2.7 million annually ($1.4 million for the last six months of 2026) for routine storm and weather-related expenses that do not qualify as major event storm costs. RECO is responsible for non-major storm costs above the base allowance up to an additional $1.3 million annually, after which excess costs may be deferred until the next base rate case. Storm costs associated with a major storm event may be deferred if incremental costs are $0.8 million or greater.

In June 2026, as part of New Jersey State’s Fiscal Year 2027 Budget, the state allocated $10.68 million to provide bill credits to eligible residential customers of RECO.

Also in June 2026, the NJBPU issued orders that established a residential universal bill credit and a residential energy assistance credit, in an aggregate amount of approximately $2 million for qualified customers of RECO to be funded by New Jersey.

Other Regulatory Matters
In July 2026, the NYSPSC ordered New York utilities, including CECONY and O&R, to show cause why the NYSPSC should not commence a prudence review and an administrative penalty proceeding related to electric vehicle make‑ready program data collection and reporting deficiencies. The Utilities are unable to estimate the amount or range of possible loss related to this matter.

In May 2026, a woman died after falling into a manhole with a dislodged cover in Midtown Manhattan. A lawsuit has been filed against CECONY seeking unspecified compensatory and punitive damages under multiple causes of action. CECONY has provided information to the NYSDPS and has notified its insurers of the incident and lawsuit. CECONY believes that its applicable insurance policies will satisfy any liability it may have in connection with the lawsuit, to the extent such liability exceeds the required self-retention amount, which amount is not material. CECONY is unable to estimate the amount or range of loss and cannot predict whether any other legal or regulatory actions may arise concerning this matter.

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

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets ($1,016 million and $7 million for CECONY and O&R, respectively, as of June 30, 2026 and $1,049 million and $10 million for CECONY and O&R, respectively, as of December 31, 2025) which are not earning a return. While the Utilities have properly calculated and paid their federal income taxes and there is no uncertain tax position related to this matter, this understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past relative to what it should have been. The Utilities’ rate plans have reflected the correct amount of federal income taxes recoverable from customers, including a proportionate recovery of the regulatory asset, beginning with O&R’s rate plans effective November 2015, CECONY’s electric and gas rate plans effective January 2017, and CECONY’s steam plan effective November 2023. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) confirming that the Utilities’ inadvertent understatement of prior years’ income tax expense constitutes a normalization violation that can be cured through an increase in future years’ revenue requirements until such time as the regulatory asset is fully recovered in rates, and not through a write-down of all or a portion of the Utilities’ regulatory asset. Under Accounting Standards Codification Topic (ASC) 740, the Utilities recorded an unfunded deferred federal income tax liability (with a gross-up amount) and a corresponding regulatory asset. The income tax regulatory assets are netted against the related regulatory liability for future income tax and are shown in the line “Future income tax” in the following table of Regulatory Assets and Liabilities and on the Companies’ consolidated balance sheets in the line “Regulatory liabilities.” Management’s assessment is that the income tax regulatory assets as of June 30, 2026 are probable of collection through future rates. The IRS provides safe harbor relief for inadvertent normalization violations through the jurisdictional rate setting process of including in rates adequate revenue to fully recover the deferred tax balance. However, the Utilities would record a liability or impair a portion of the regulatory assets associated with this understatement if the NYSPSC were to issue an order that required the Utilities to write off all or a portion of their existing regulatory asset. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At June 30, 2026, the Utilities had not accrued a liability related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at June 30, 2026 and December 31, 2025 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Regulatory assets
Energy efficiency and other clean energy programs (a)	$2,095	$1,994	$1,982	$1,893
Environmental investigation and remediation costs	1,079	1,079	988	987
Customer account deferrals (b)	997	1,089	993	1,084
Revenue taxes	680	638	650	611
Legacy meters	372	382	360	370
Property tax reconciliation (c)	121	101	111	97
Deferred storm costs (d)	78	85	12	1
Deferred derivative losses-long-term	24	18	23	15
Pension and other postretirement employee benefits deferrals	18	—	—	—
Unrecognized pension and other postretirement costs (f)	7	4	—	—
Other	210	209	175	177
Regulatory assets - noncurrent	5,681	5,599	5,294	5,235
Recoverable energy cost	184	6	184	5
Deferred derivative losses - short term	87	97	80	90
Regulatory assets - current	271	103	264	95
Total Regulatory Assets	$5,952	$5,702	$5,558	$5,330
Regulatory liabilities
Allowance for cost of removal less salvage (e)	$1,747	$1,686	$1,523	$1,468
Future income tax*	1,093	1,120	982	1,015
Unrecognized other postretirement benefit cost (f)	781	873	716	806
Pension and other postretirement employee benefit deferrals	252	356	201	313
Net unbilled revenue deferrals	232	397	232	397
Late payment charge deferral	100	192	100	191
Deferred derivative gains – long term	142	119	132	109
System benefit charge carrying charge	103	108	95	100
Storm reserve passback	64	80	64	80
Settlement of prudence proceeding (g)	7	8	7	8
Other	603	435	555	392
Regulatory liabilities - noncurrent	5,124	5,374	4,607	4,879
Deferred derivative gains	296	165	275	152
Revenue decoupling mechanism liabilities	189	13	163	—
Refundable energy costs current	49	71	5	53
Regulatory liabilities - current	534	249	443	205
Total Regulatory Liabilities	$5,658	$5,623	$5,050	$5,084
* See "Other Regulatory Matters" above.

(a) Energy Efficiency and Other Clean Energy Programs represent programs designed to increase energy efficiency achievements and other clean energy transformation efforts.

(b) Customer account deferrals include (1) deferrals under CECONY and O&R's electric and gas rate plans for the reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates as well as for increases to the allowance for uncollectible accounts receivable and (2) deferral related to the arrears relief programs. Amounts deferred under the arrears relief programs were $227.7 million and immaterial for CECONY and O&R at June 30, 2026, respectively, and $262.9 million and $0.8 million at December 31, 2025, respectively, and receive a return at the pre-tax weighted average cost of capital. The recovery period for the CECONY arrears relief programs will end in 2033.

(c) Property tax reconciliation represents the amount deferred between actual property taxes incurred and the level included in rates subject to the provisions of the respective rate plans.

(d) Deferred storm costs represent response and restoration costs, other than capital expenditures, in connection with major storms that were deferred by the Utilities.

(e) Allowance for cost of removal less salvage represents cash previously collected from customers to fund future anticipated removal expenditures.

(f) Unrecognized pension and other postretirement costs represent the deferrals associated with the accounting rules for retirement benefits.

(g) Settlement of prudence proceeding represents the remaining amount to be credited to customers pursuant to a Joint Proposal, approved by the NYSPSC in April 2016, with respect to the prudence of certain CECONY expenditures and related matters.

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

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($3,662 million and $3,421 million for Con Edison, and $3,418 million and $3,193 million for CECONY at June 30, 2026 and December 31, 2025, respectively). Regulatory liabilities are treated in a consistent manner. Regulatory assets of RECO for which a cash outflow has been made ($46 million at June 30, 2026 and $41 million at December 31, 2025) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At June 30, 2026 and December 31, 2025, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Environmental investigation and remediation costs	$1,071	$1,072	$980	$980
Revenue taxes	651	621	623	595
Deferral for uncollectible accounts receivable	381	427	378	426
Deferred derivative losses - short-term	87	97	80	90
Deferred derivative losses - long-term	24	18	23	15
Unrecognized pension and other postretirement costs	7	4	—	—
Other	69	42	56	31
Total	$2,290	$2,281	$2,140	$2,137
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
The Utilities recover deferred derivative losses – short-term within one year, and long-term generally within three years.
The Utilities recover unrecognized pension and other postretirement costs over 10 years, and the portion of investment gains or losses is recognized in expense over 15 years, pursuant to NYSPSC policy.

Note C – Capitalization
In May 2026, Con Edison entered into an equity distribution agreement (EDA), pursuant to which Con Edison may sell, from time to time, up to an aggregate sales price of $2.0 billion of its common stock through an at-the-market

(ATM) equity offering program (ATM Program), including an equity forward sales component. Con Edison subsequently entered into forward sale agreements under the ATM Program and as of June 30, 2026, the ATM Program had approximately $1.8 billion of common stock available for issuance.

The following table shows ATM equity issuances pursuant to forward sale agreements executed in May 2026.

Tranche	Shares Priced	Initial Forward Price
1	1,074,178 (a)	$105.7586
2	889,415	$104.6730
(a) In June 2026, Con Edison physically settled a portion of Tranche 1, as described below.

The forward sale agreements require Con Edison to either physically settle the transactions by issuing shares in exchange for net proceeds at the then-applicable forward sale price specified by the forward sale agreements or net settle in whole or in part through the delivery or receipt of cash or shares. The settlement alternatives are at Con Edison’s election and Con Edison expects to fully physically settle each forward sale agreement. Except for amounts recorded upon settlement of forward sale agreements that have settled, no amounts have been or will be recorded in Con Edison’s Consolidated Financial Statements with respect to the offerings under the ATM Program prior to settlement of the applicable forward sale agreements. The initial forward sale prices will be subject to adjustment on a daily basis based on a floating interest rate factor and will be subject to decrease on each of certain dates by amounts related to expected dividends on Con Edison's common stock during the term of the relevant forward sale agreements. Until settlement of the equity forwards, earnings per share dilution resulting from the forward sale agreements will be determined under the treasury stock method. The forward sale agreements have been classified as equity transactions.

In June 2026, Con Edison physically settled a portion of outstanding equity forwards under the ATM Program by delivering 1,018,307 shares of its common stock in exchange for total net cash proceeds of approximately $108 million.

In March 2026, Con Edison issued 7,000,000 shares of its common stock for approximately $776 million upon physical settlement of a forward sale agreement entered into by the company in February 2026.

In June 2026, CECONY issued $450 million aggregate principal amount of 5.15 percent debentures, due 2036 and $850 million aggregate principal amount of 5.875 percent debentures, due 2056.

The carrying amounts and fair values of long-term debt at June 30, 2026 and December 31, 2025 were:

(Millions of Dollars)	2026		2025
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$27,093	$24,595	$25,801	$23,633
CECONY	$25,601	$23,273	$24,310	$22,291
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $257 million and $249 million for Con Edison and CECONY, respectively, as of June 30, 2026 and $249 million and $240 million for Con Edison and CECONY, respectively, as of December 31, 2025.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at June 30, 2026 are classified as Level 2 liabilities. See Note O.

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

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default or event which with notice or the lapse of time would become an event of default with respect to any company. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default for a company include, among other things, that company's failure to pay any principal of any loan or any draw under any letter of credit issued pursuant to the Credit Agreement when due; that company's failure to pay any interest or fees pursuant to the Credit Agreement within five days; that company's failure to meet certain covenants, including covenants that the company's ratio of consolidated debt to consolidated total capital not at any time exceed 0.65 to 1; the company creating, assuming or suffering a lien or other encumbrance on its assets exceeding 10 percent of that company's consolidated net tangible assets; that company failing to make one or more payments in respect of material financial obligations (in excess of $150 million in aggregate); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of $150 million in aggregate); and other customary events of default. At June 30, 2026 no loans or letters of credit were outstanding under the Credit Agreement, the March 2023 Credit Agreement or the March 2025 CECONY 364-Day Revolving Credit Agreement. The Companies were in compliance with their significant debt covenants at June 30, 2026.

In March 2026, CECONY repaid in full prior to maturity $500 million pursuant to a 364-Day Senior Unsecured Term Loan Agreement entered into by the company in November 2025.

At June 30, 2026, Con Edison had $721 million of commercial paper outstanding, of which $480 million of commercial paper was outstanding under CECONY’s program. The weighted average interest rate at June 30, 2026 was 3.9 percent for both Con Edison and CECONY. At December 31, 2025, Con Edison had $1,575 million of commercial paper outstanding, of which $1,240 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2025 was 3.9 percent for both Con Edison and CECONY.

Note E – Pension Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic benefit credit for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Service cost – including administrative expenses	$45	$42	$43	$40
Interest cost on projected benefit obligation	167	170	157	159
Expected return on plan assets	(261)	(279)	(251)	(267)
Recognition of net actuarial gain	(22)	(67)	(21)	(63)
Recognition of prior service credit	(5)	(5)	(5)	(5)
TOTAL PERIODIC BENEFIT CREDIT	$(76)	$(139)	$(77)	$(136)
Cost capitalized	(28)	(24)	(26)	(22)
Reconciliation to rate level	(38)	(13)	(38)	(14)
Total credit recognized	$(142)	$(176)	$(141)	$(172)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Service cost – including administrative expenses	$90	$84	$86	$79
Interest cost on projected benefit obligation	334	338	315	318
Expected return on plan assets	(523)	(558)	(502)	(533)
Recognition of net actuarial gain	(44)	(133)	(43)	(126)
Recognition of prior service credit	(9)	(9)	(10)	(10)
TOTAL PERIODIC BENEFIT CREDIT	$(152)	$(278)	$(154)	$(272)
Cost capitalized	(54)	(45)	(51)	(42)
Reconciliation to rate level	(79)	(29)	(78)	(30)
Total credit recognized	$(285)	$(352)	$(283)	$(344)

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

Expected Contributions
Based on estimates as of June 30, 2026, the Companies expect to make contributions to the pension plans during 2026 of $58 million (of which $52 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental pension plans. An immaterial amount of funding is anticipated for the qualified plan during 2026, and during the first six months of 2026, the Companies contributed $12 million to the non-qualified supplemental pension plans, $11 million of which was contributed by CECONY. CECONY also contributed $4 million to the external trust for its non-qualified supplemental plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic other postretirement benefit credit for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Service cost - including administrative expenses	$3	$3	$2	$2
Interest cost on projected other postretirement benefit obligation	12	12	10	10
Expected return on plan assets	(16)	(17)	(13)	(13)
Recognition of net actuarial gain	(2)	(7)	—	(4)
Recognition of prior service credit	(1)	—	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(4)	$(9)	$(1)	$(5)
Cost capitalized	(2)	(2)	(1)	(1)
Reconciliation to rate level	3	4	2	2
Total credit recognized	$(3)	$(7)	$—	$(4)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Service cost - including administrative expenses	$6	$6	$4	$5
Interest cost on projected other postretirement benefit obligation	23	24	20	21
Expected return on plan assets	(32)	(34)	(25)	(27)
Recognition of net actuarial gain	(4)	(13)	—	(9)
Recognition of prior service credit	(1)	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(8)	$(18)	$(1)	$(10)
Cost capitalized	(3)	(3)	(2)	(2)
Reconciliation to rate level	5	6	3	4
Total credit recognized	$(6)	$(15)	$—	$(8)
The components of total periodic other postretirement credit are presented in the Companies' consolidated income statements consistent with the description of the components of net periodic benefit credit in Note E.

Expected Contributions
Based on estimates as of June 30, 2026, the Companies expect to make a contribution of $5 million (all of which is expected to be contributed by CECONY) to the other postretirement benefit plans in 2026. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at June 30, 2026 and December 31, 2025 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Accrued Liabilities:
Manufactured gas plant sites	$976	$980	$879	$882
Other Superfund Sites	102	99	101	98
Total	$1,078	$1,079	$980	$980
Regulatory assets	$1,079	$1,079	$988	$987

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
Environmental remediation costs incurred related to Superfund Sites for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Remediation costs incurred	$3	$5	$3	$4

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Remediation costs incurred	$6	$14	$6	$13

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and six months ended June 30, 2026 and 2025.

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
Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought significant compensatory and punitive damages for deaths and injuries allegedly caused by or relating to exposure to asbestos and asbestos-containing materials at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At June 30, 2026 and December 31, 2025, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought through 2040 as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have modified, and may continue to modify, standards for determining liability and the reasonableness of awards in asbestos suits. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at June 30, 2026 and December 31, 2025 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Accrued liability – asbestos suits	$11	$11	$10	$10
Regulatory assets – asbestos suits	11	11	10	10
Accrued liability – workers’ compensation	$50	$51	$48	$49
Regulatory liabilities – workers’ compensation	23	21	23	21

Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million. As of June 30, 2026, the estimated accrued liability is $25 million, with an insurance receivable in the same amount, due to the settlement or dismissal of multiple litigations that arose from the incident.

Other Contingencies
For additional contingencies, see "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison has entered into various agreements providing financial or performance assurance primarily to third parties on behalf of their subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements were immaterial and $60 million at June 30, 2026 and December 31, 2025, respectively.

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Operating lease cost	$18	$17	$18	$17
Operating lease cash flows	$5	$4	$5	$4

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Operating lease cost	$36	$34	$36	$34
Operating lease cash flows	$11	$9	$10	$8

As of June 30, 2026, CECONY has lease agreements for clean energy facilities that have not yet commenced operation, for which the total present value is $446 million. These clean energy facility leases have lease terms of 15 years and are expected to commence operation within three years.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were immaterial for the three and six months ended June 30, 2026. Additionally, there were $7 million of lease terminations for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were immaterial and $8 million, respectively. Additionally, there were no material lease terminations for the three and six months ended June 30, 2025.

Note J – Income Tax
Con Edison’s income tax expense was $100 million and $50 million for the three months ended June 30, 2026 and 2025, respectively.

CECONY’s income tax expense was $98 million and $48 million for the three months ended June 30, 2026 and 2025, respectively.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended June 30, 2026 and 2025 is as follows:

	For the Three Months Ended June 30,
	Con Edison				CECONY
	2026		2025		2026		2025
(Millions of Dollars) (% of Pre-tax income)	$	%	$	%	$	%	$	%

U.S. Federal Statutory Tax Rate (a)	$86	21.0%	$62	21.0%	$83	21.0%	$57	21.0%
State Income Taxes:
State income taxes, net of federal income taxes (b)	21	5.3	13	4.6	20	5.1	14	5.1
MTA Surcharge (Surcredit) amortization, net of federal income taxes	1	0.4	(7)	(2.5)	1	0.4	(7)	(2.6)
Tax Credits	(3)	(0.8)	(5)	(1.8)	(2)	(0.6)	(3)	(1.2)
Nontaxable or Nondeductible items	(1)	(0.1)	(2)	(0.8)	—	—	(3)	(0.9)
Changes in unrecognized tax benefits	—	—	1	0.3	—	—	1	0.3
Other Adjustments:
Amortization of excess deferred federal income taxes	(16)	(4.0)	(11)	(3.7)	(15)	(3.7)	(9)	(3.3)
Allowance for uncollectible accounts, net of regulatory recovery	(1)	(0.3)	(9)	(2.9)	(1)	(0.3)	(9)	(3.3)
Cost of removal	12	2.9	9	3.0	11	2.7	8	3.0
Other	1	0.3	(1)	(0.3)	1	0.3	(1)	(0.3)
Effective tax rate	$100	24.7%	$50	16.9%	$98	24.9%	$48	17.8%

(a)    Income before income tax expense is attributable to domestic operations.
(b)    State income taxes in New York account for the majority of the tax effect in this category.

Con Edison's income tax expense was $403 million and $292 million for the six months ended June 30, 2026 and 2025, respectively.

CECONY’s income tax expense was $329 million and $275 million for the six months ended June 30, 2026 and 2025, respectively.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the six months ended June 30, 2026 and 2025 is as follows:

	For the Six Months Ended June 30,
	Con Edison				CECONY
	2026		2025		2026		2025
(Millions of Dollars) (% of Pre-tax income)	$	%	$	%	$	%	$	%

U.S. Federal Statutory Tax Rate (a)	$343	21.0%	$279	21.0%	$285	21.0%	$261	21.0%
State Income Taxes:
State income taxes, net of federal income taxes (b)	86	5.2	69	5.2	71	5.2	65	5.2
MTA Surcredit amortization, net of federal income taxes	(9)	(0.5)	(21)	(1.6)	(8)	(0.6)	(20)	(1.6)
Tax Credits	(7)	(0.4)	(9)	(0.6)	(5)	(0.4)	(7)	(0.5)
Nontaxable or Nondeductible items	(1)	(0.1)	(4)	(0.3)	—	—	(4)	(0.3)
Changes in unrecognized tax benefits	1	0.1	2	0.1	1	0.1	2	0.1
Other Adjustments:
Amortization of excess deferred federal income taxes	(33)	(2.0)	(22)	(1.7)	(29)	(2.1)	(18)	(1.5)
Allowance for uncollectible accounts, net of regulatory recovery	(7)	(0.4)	(21)	(1.6)	(7)	(0.5)	(22)	(1.7)
Cost of removal	25	1.5	19	1.5	23	1.7	18	1.5
Other	5	0.3	—	—	(2)	(0.2)	—	—
Effective tax rate	$403	24.7%	$292	22.0%	$329	24.2%	$275	22.2%
(a)    Income before income tax expense is attributable to domestic operations.
(b)    State income taxes in New York account for the majority of the tax effect in this category.

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, containing a broad range of tax reform provisions, including extending and modifying certain key provisions of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 and expanding certain incentives under the federal Inflation Reduction Act (IRA), as enacted on August 16, 2022 while accelerating the phase-out of solar and wind credits. The Companies have assessed the potential impacts of the OBBBA and any such assessments may be impacted by future guidance to be issued by the Department of Treasury. However, based on management’s assessment, the provisions in the OBBBA have not had, and are not expected to have, a material impact on the Companies’ financial position, results of operations or liquidity.

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

Beginning in 2024, based on the existing statute, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. At June 30, 2026, Con Edison accrued a CAMT liability of $72 million ($68 million of which is for CECONY) before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required.

On February 18, 2026, the Internal Revenue Service and the Department of Treasury issued Notice 2026-7, which provides additional interim guidance regarding the application of the CAMT and allows the Companies to deduct certain repair expenditures as a reduction to the Companies’ modified GAAP net income. This interim guidance is retroactive to the beginning of the IRA provisions in calculating the Companies’ CAMT liability. In the six months ended June 30, 2026, Con Edison reduced its CAMT credit carryforward by $205 million ($213 million of which is for CECONY) and increased its general business tax credit carryforward by approximately $154 million as a result of adopting the interim guidance for the 2024 and 2025 tax years. This guidance will also reduce the Companies’ CAMT liability going forward. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

New York Legislation
In April 2021, New York passed a law that increased the corporate franchise tax rate on business income from 6.5 percent to 7.25 percent, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875 percent, not to exceed a maximum tax liability of $5 million per taxpayer. New York requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax were scheduled to expire after 2023. In May 2023, New York passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for an additional three years, through tax year 2026 and extended the business capital tax through tax year 2026. New York also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. In May 2026, New York passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for an additional three years, through tax year 2029 and extended the business capital tax through tax year 2029. Con Edison does not expect to be subject to the higher tax rate of 7.25 percent in 2026.

Uncertain Tax Positions
Under the accounting rules for income taxes, the Companies are not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position.

At June 30, 2026, the estimated uncertain tax positions for Con Edison were $10 million ($6 million of which is for CECONY). For the six months ended June 30, 2026, Con Edison recognized $0.9 million of income tax expense related to current year positions ($0.8 million of which is for CECONY). The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $10 million ($9 million, net of federal taxes) with $6 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the six months ended June 30, 2026 and 2025, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At June 30, 2026 and December 31, 2025, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

Note K – Revenue Recognition
The following table presents, for the three and six months ended June 30, 2026 and 2025, revenue from contracts with customers as defined in ASC Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$3,053	$(119)	$2,934	$2,565	$16	$2,581
Gas	731	22	753	696	(43)	653
Steam	120	(2)	118	107	(1)	106
Total CECONY	$3,904	$(99)	$3,805	$3,368	$(28)	$3,340
O&R
Electric	$204	$1	$205	$196	$—	$196
Gas	58	—	58	64	(6)	58
Total O&R	$262	$1	$263	$260	$(6)	$254
Con Edison Transmission	1	—	1	1	—	1
Other	—	—	—	—	—	—
Total Con Edison	$4,167	$(98)	$4,069	$3,629	$(34)	$3,595
(a)    For the Utilities, this includes primarily revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans, the conservation incentive program for RECO, and negative revenue adjustments.

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$5,923	$(231)	$5,692	$5,333	$(66)	$5,267
Gas	2,184	33	2,217	2,095	(40)	2,055
Steam	555	(5)	550	463	(3)	460
Total CECONY	$8,662	$(203)	$8,459	$7,891	$(109)	$7,782
O&R
Electric	$493	$(6)	$487	$414	$(3)	$411
Gas	242	(25)	217	210	(11)	199
Total O&R	$735	$(31)	$704	$624	$(14)	$610
Con Edison Transmission	2	—	2	2	—	2
Other (b)	—	(1)	(1)	—	(1)	(1)
Total Con Edison	$9,399	$(235)	$9,164	$8,517	$(124)	$8,393
(a)    For the Utilities, this includes primarily revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans, the conservation incentive program for RECO, and negative revenue adjustments.
(b)    Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and for 2025 Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q.

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

current conditions include macro-and micro-economic conditions related to trends in the local economy, reconnection rates and current and aged customer accounts receivable balances, including final balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. The change to the allowance for customer uncollectible accounts for Con Edison and CECONY was $(10) million for the three months ended June 30, 2026 and $(49) million and $(50) million, respectively, for the six months ended June 30, 2026. The change to the allowance for customer uncollectible accounts for Con Edison and CECONY was $(1) million and no change, respectively, for the three months ended June 30, 2025 and $(5) million and no change, respectively, for the six months ended June 30, 2025. Generally, the Utilities write off customer accounts receivable as uncollectible 90 days after the account is disconnected for non-payment, or the account is closed during the collection process.

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
The table below presents a rollforward by major portfolio segment type for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025
Allowance for credit losses
Beginning Balance at April 1,	$468	$616	$10	$28	$460	$605	$8	$25
Recoveries	18	18	—	—	18	18	—	—
Write-offs	(84)	(120)	—	—	(82)	(118)	—	—
Reserve adjustments	56	101	—	14	54	100	—	10
Ending Balance June 30,	$458	$615	$10	$42	$450	$605	$8	$35

	For the Six Months Ended June 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025
Allowance for credit losses
Beginning Balance at January 1,	$507	$620	$35	$41	$500	$605	$27	$38
Recoveries	38	23	—	—	37	22	—	—
Write-offs	(195)	(218)	—	(4)	(192)	(213)	—	(4)
Reserve adjustments	108	190	(25)	5	105	191	(19)	1
Ending Balance June 30,	$458	$615	$10	$42	$450	$605	$8	$35

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments as of and for the three and six months ended June 30, 2026 and 2025 were as follows:

	As of and for the Three Months Ended June 30, 2026
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$2,934	$5	$610	$392	$1,507	$425	$108	$218	$(13)	$87	$50,354	$1,019
Gas	753	2	142	122	317	172	35	78	(4)	30	18,452	302
Steam	118	21	62	30	84	(58)	6	15	—	(19)	2,481	26
Consolidation adjustments	—	(28)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$3,805	$—	$814	$544	$1,908	$539	$149	$311	$(17)	$98	$71,287	$1,347
O&R
Electric	205	—	75	23	87	20	8	13	(2)	3	3,056	95
Gas	58	—	21	11	30	(4)	2	7	—	(3)	1,541	42
Total O&R	$263	$—	$96	$34	$117	$16	$10	$20	$(2)	$—	$4,597	$137
Con Edison Transmission	1	—	2	—	—	(1)	11	—	—	3	381	15
Other (a)	—	—	1	—	1	(2)	—	2	—	(1)	194	—
Total Con Edison	$4,069	$—	$913	$578	$2,026	$552	$170	$333	$(19)	$100	$76,459	$1,499
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

	As of and for the Three Months Ended June 30, 2025
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
(a)    Other includes the parent company, Con Edison’s tax equity investments, and consolidation adjustments.
(b)    Other operations and maintenance expenses constitute significant segment expenses which are regularly provided to the chief operating decision makers. Other operating expense includes other segment items (purchased power, fuel, gas purchased for resale, taxes other than income taxes).

	As of and for the Six Months Ended June 30, 2026
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$5,692	$10	$1,259	$779	$2,894	$760	$213	$427	$(25)	$147	$50,354	$1,842
Gas	2,217	5	279	244	901	793	67	156	(8)	169	18,452	521
Steam	550	40	120	59	278	93	12	30	—	13	2,481	50
Consolidation adjustments	—	(55)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$8,459	$—	$1,658	$1,082	$4,073	$1,646	$292	$613	$(33)	$329	$71,287	$2,413
O&R
Electric	487	—	146	45	251	45	15	26	(3)	8	3,056	148
Gas	217	—	43	22	105	47	4	14	(1)	8	1,541	63
Total O&R	$704	$—	$189	$67	$356	$92	$19	$40	$(4)	$16	$4,597	$211
Con Edison Transmission	2	—	5	—	—	(3)	26	—	—	62	381	31
Other (a)	(1)	—	(1)	1	4	(5)	1	6	—	(4)	194	—
Total Con Edison	$9,164	$—	$1,851	$1,150	$4,433	$1,730	$338	$659	$(37)	$403	$76,459	$2,655
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

	As of and for the Six Months Ended June 30, 2025
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$5,267	$10	$1,295	$784	$2,586	$602	$313	$431	$(23)	$88	$46,885	$1,505
Gas	2,055	5	273	237	819	726	69	152	(9)	169	16,749	586
Steam	460	38	112	56	206	86	25	29	(1)	18	2,931	55
Consolidation adjustments	—	(53)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$7,782	$—	$1,680	$1,077	$3,611	$1,414	$407	$612	$(33)	$275	$66,565	$2,146
O&R
Electric	411	—	148	43	187	33	17	22	(3)	6	2,719	122
Gas	199	—	40	19	98	42	6	12	—	8	1,405	59
Total O&R	$610	$—	$188	$62	$285	$75	$23	$34	$(3)	$14	$4,124	$181
Con Edison Transmission	2	—	7	—	—	(5)	33	—	—	8	490	29
Other (a)	(1)	—	—	1	2	(4)	(1)	2	—	(5)	322	—
Total Con Edison	$8,393	$—	$1,875	$1,140	$3,898	$1,480	$462	$648	$(36)	$292	$71,501	$2,356
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

The fair values of the Companies’ derivatives, including the offsetting of assets and liabilities on the consolidated balance sheets at June 30, 2026 and December 31, 2025 were:

(Millions of Dollars)	2026				2025
Balance Sheet Location	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)		Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$310	$(116)	$194	(b)	$175	$(90)	$85	(b)
Noncurrent	175	(30)	145		149	(23)	126
Total fair value of derivative assets	$485	$(146)	$339		$324	$(113)	$211
Fair value of derivative liabilities
Current	$(62)	$46	$(16)	(b)	$(75)	$45	$(30)	(b)
Noncurrent	(31)	28	(3)		(18)	10	(8)
Total fair value of derivative liabilities	$(93)	$74	$(19)		$(93)	$55	$(38)
Net fair value derivative assets (liabilities)	$392	$(72)	$320		$231	$(58)	$173
CECONY
Fair value of derivative assets
Current	$289	$(113)	$176	(b)	$162	$(88)	$74	(b)
Noncurrent	164	(27)	137		136	(19)	117
Total fair value of derivative assets	$453	$(140)	$313		$298	$(107)	$191
Fair value of derivative liabilities
Current	$(56)	$44	$(12)	(b)	$(70)	$43	$(27)	(b)
Noncurrent	(30)	27	(3)		(14)	8	(6)
Total fair value of derivative liabilities	$(86)	$71	$(15)		$(84)	$51	$(33)
Net fair value derivative assets (liabilities)	$367	$(69)	$298		$214	$(56)	$158
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
(b)At June 30, 2026, collateral and margin deposits for Con Edison and CECONY were classified as derivative assets of $3 million and $2 million, and as derivative liabilities of $(4) million and $(2) million, respectively. At December 31, 2025, collateral and margin deposits for Con Edison and CECONY were classified as derivative assets of $1 million and an immaterial amount, respectively, and as derivative liabilities of $(16) million and $(14) million, respectively. These amounts are presented on the consolidated balance sheets, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following tables present the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and six months ended June 30, 2026 and 2025:

		For the Three Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location (a)	2026	2025	2026	2025
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$67	$(85)	$65	$(77)
Noncurrent	Regulatory liabilities	73	5	71	4
Total deferred gains (losses)		$140	$(80)	$136	$(73)
Current	Regulatory assets	$(12)	$100	$(9)	$93
Current	Recoverable energy costs	(43)	(77)	(41)	(71)
Noncurrent	Regulatory assets	(1)	43	(1)	40
Total deferred gains (losses)		$(56)	$66	$(51)	$62
Net deferred gains (losses) (b)		$84	$(14)	$85	$(11)
(a)For the three months ended June 30, 2026, pre-tax gains recognized in "Other operations and maintenance" expense on the Companies' consolidated income statements for Con Edison and CECONY include an immaterial amount for refined fuels.
(b)Unrealized net deferred gains on electric and gas derivatives for the Utilities increased as a result of higher electric and gas commodity prices during the three months ended June 30, 2026. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.

		For the Six Months Ended June 30,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location (a)	2026	2025	2026	2025
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$131	$2	$123	$2
Noncurrent	Regulatory liabilities	22	17	23	17
Total deferred gains (losses)		$153	$19	$146	$19
Current	Regulatory assets	$10	$(5)	$11	$(5)
Current	Recoverable energy costs	188	54	171	51
Noncurrent	Regulatory assets	(7)	1	(8)	—
Total deferred gains (losses)		$191	$50	$174	$46
Net deferred gains (losses) (b)		$344	$69	$320	$65
(a)For the six months ended June 30, 2026, pre-tax gains recognized in "Other operations and maintenance" expense on the Companies' consolidated income statements for Con Edison and CECONY include $3 million for refined fuels.
(b)Unrealized net deferred gains on electric and gas derivatives for the Utilities increased as a result of higher electric and gas commodity prices during the six months ended June 30, 2026. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at June 30, 2026:

	Electric Energy (MWh) (a)(b)	Capacity (MW-mos) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	37,754,800	26,100	304,680,000	2,268,000
CECONY	36,017,425	16,125	281,370,000	2,268,000
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

At June 30, 2026, Con Edison and CECONY had $96 million and $91 million of credit exposure, respectively, in connection with open energy supply net receivables and hedging activities, net of collateral. Con Edison’s net credit exposure consisted of $84 million with investment-grade counterparties, $11 million with commodity exchange brokers, and $1 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $80 million with investment-grade counterparties, $10 million with commodity exchange brokers, and $1 million with non-investment grade/non-rated counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted including cash and letters of credit for such positions and the additional cash collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at June 30, 2026:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$17	$14
Collateral posted	2	—
Additional collateral (b) (downgrade one level from current ratings)	—	—
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	56	49
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post additional cash collateral of $1 million at June 30, 2026. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At June 30, 2026, if Con Edison and CECONY had been downgraded to below investment grade, they would have been required to post additional cash collateral for such derivative instruments of $57 million and $52 million, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are summarized below.

	2026					2025
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$16	$444	$10	$(128)	$342	$19	$292	$5	$(104)	$212
Mutual Funds (a)(b)	623	—	—	—	623	606	—	—	—	606
Cash Value of Life Insurance Policies (a)(b)	—	144	—	—	144	—	138	—	—	138
Total assets	$639	$588	$10	$(128)	$1,109	$625	$430	$5	$(104)	$956
Derivative liabilities:
Commodity (a)(b)(c)	$13	$58	$6	$(54)	23	$6	$70	$10	$(32)	$54
CECONY
Derivative assets:
Commodity (a)(b)(c)	$16	$415	$7	$(123)	$315	$19	$270	$2	$(100)	$191
Mutual Funds (a)(b)	608	—	—	—	608	591	—	—	—	591
Cash Value of Life Insurance Policies (a)(b)(d)	—	137	—	—	137	—	131	—	—	131
Total assets	$624	$552	$7	$(123)	$1,060	$610	$401	$2	$(100)	$913
Derivative liabilities:
Commodity (a)(b)(c)	$12	$55	$3	$(53)	$17	$6	$68	$5	$(32)	$47
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At June 30, 2026 and December 31, 2025, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

	Fair Value of Level 3 at June 30, 2026	Valuation Techniques	Unobservable Inputs	Range	Average Market Price
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$5	Discounted Cash Flow	Forward energy prices ($/MWh) (a)	$40.10 - $131.20 per MWh	$67.02
Electricity	(2)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$1.36 - $8.37 per kW-month	$4.22
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$0.16 - $4.88 per MWh	$1.09
Total Con Edison—Commodity	$4
CECONY – Commodity
Electricity	$5	Discounted Cash Flow	Forward energy prices ($/MWh) (a)	$40.10 - $131.20 per MWh	$67.02
Electricity	(2)	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$1.36 - $8.37 per kW-month	$4.11
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$0.16 - $4.88 per MWh	$1.09
Total CECONY—Commodity	$4
(a)Generally, increases (decreases) in this input in isolation would result in a higher (lower) fair value measurement.
(b)Generally, increases (decreases) in this input in isolation would result in a lower (higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of June 30, 2026 and 2025 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Beginning balance as of April 1,	$8	$(13)	$3	$(5)
Included in earnings	3	(1)	1	—
Included in regulatory assets and liabilities	(4)	(4)	1	(3)
Settlements	(3)	1	(1)	—
Transfer out of level 3	—	—	—	—
Ending balance as of June 30,	$4	$(17)	$4	$(8)

	For the Six Months Ended June 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Beginning balance as of January 1,	$(5)	$(15)	$(3)	$(6)
Included in earnings	—	(3)	—	—
Included in regulatory assets and liabilities	10	(1)	8	(2)
Settlements	—	2	—	—
Transfer out of level 3	(1)	—	(1)	—
Ending balance as of June 30,	$4	$(17)	$4	$(8)

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

Note P – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities may provide administrative and other services to Con Edison and its other subsidiaries only pursuant to cost allocation policies and procedures approved by the NYSPSC. Transfers of certain assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. As a result, substantially all of the net assets of CECONY and O&R ($23,567 million and $1,463 million, respectively), at June 30, 2026, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,
	CECONY
(Millions of Dollars)	2026	2025
Cost of services provided	$43	$37
Cost of services received	$22	$22

	For the Six Months Ended June 30,
	CECONY
(Millions of Dollars)	2026	2025
Cost of services provided	$81	$77
Cost of services received	$43	$42
In addition, CECONY and O&R have joint gas supply arrangements pursuant to which CECONY sold to, or acted as agent to purchase for, O&R, $12 million and $19 million of natural gas for the three months ended June 30, 2026 and 2025, respectively, and $73 million and $63 million of natural gas for the six months ended June 30, 2026 and 2025, respectively. These amounts are net of the effect of related hedging transactions.

At June 30, 2026 and December 31, 2025, CECONY's net receivable from Con Edison for income taxes was $232 million and $24 million, respectively.

The Utilities perform work and incur expenses on behalf of New York Transco, a company in which Con Edison Transmission owns an interest. The Utilities bill New York Transco for such work and expenses in accordance with established policies. For the three months ended June 30, 2026 and 2025, the amounts billed by the Utilities to New York Transco were immaterial. For the six months ended June 30, 2026 and 2025, the amounts billed by the Utilities to New York Transco were immaterial.

The FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At June 30, 2026 and December 31, 2025, there were no outstanding loans to O&R.

Note Q – Dispositions
Con Edison's sale of all of the stock of the Clean Energy Businesses in March 2023 included all assets, operations and projects of the Clean Energy Businesses with the exception of one deferred project, Broken Bow II, a 75 MW nameplate capacity wind power project located in Nebraska, a tax equity interest in the Crane solar project and a tax equity interest in two renewable electric projects located in Virginia (Virginia Tax Equity Interest).

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

Con Edison continues to retain the Virginia Tax Equity Interest, which produced renewable energy tax credits that can be used to reduce Con Edison’s federal income tax. These tax credits are subject to recapture, in whole or in part, if the assets are sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for the Virginia Tax Equity Interest. The carrying value of the Virginia Tax Equity Interest was $5 million at June 30, 2026 and December 31, 2025.

During the first quarter of 2026, Con Edison Transmission completed the sale of its approximately 6.6 percent equity interest in MVP to the two founding members of MVP for total aggregate consideration of $357.5 million, before certain closing adjustments and expenses. Con Edison's gain on the sale of the MVP interest was $189 million ($134 million, after tax) for the six months ended June 30, 2026.

In April 2026, CECONY and Con Edison Transmission entered into an agreement to sell their interests in Honeoye for $5 million in aggregate, of which approximately $1.5 million was attributed to CECONY, before certain closing adjustments and expenses. The closing is expected to occur following approval by the NYSPSC.

Note R – New Financial Accounting Standards
In May 2026, the Financial Accounting Standards Board (FASB) issued guidance on accounting for Environmental Credits and Environmental Credit Obligations (Topic 818) through ASU 2026-02. The guidance addresses accounting for and disclosure of environmental credits and environmental credit obligations. It provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The amendments in ASU 2026-02 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years, with early adoption permitted. The Companies are evaluating the potential impact of this new standard on their financial position, results of operations and liquidity.

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

This MD&A should be read in conjunction with the Second Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2025 (File Nos.1-14514 and 1-01217, the Form 10-K) and the MD&A in Part 1, Item 2 of the Companies'
combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (File Nos. 1-14514 and
1-01217).

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
•RECO

Con Edison’s principal business operations are those of the Utilities and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission, a regulated company primarily under the oversight of the Federal Energy Regulatory Commission (FERC), develops and invests in electric transmission projects and owns interests in electric assets. During the first quarter of 2026, Con Edison Transmission completed the sale of its approximately 6.6 percent equity interest in Mountain Valley Pipeline, LLC (MVP). In April 2026, CECONY and Con Edison Transmission entered into an agreement to sell their interests in Honeoye Storage Corporation (Honeoye) for $5 million in aggregate, of which approximately $1.5 million was attributed to CECONY, before certain closing adjustments and expenses. The closing is expected to occur following approval by the NYSPSC. See “Investments” in Note A to the Second Quarter Financial Statements and “Con Edison Transmission” below.

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

Aged Accounts Receivable Balances
At June 30, 2026, CECONY’s and O&R’s customer accounts receivables balances of $2,898 million and $119 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,385 million and $31 million, respectively. At December 31, 2025, CECONY’s and O&R’s customer accounts receivables balances of $2,970 million and $120 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,427 million and $27 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivables (balances outstanding in excess of 60 days) of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivables as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. In general, the Utilities suspended collection activities and service disconnections during the COVID-19 pandemic and have since resumed such activities.

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

Electric Supply
Most of the electricity sold by CECONY to its full-service customers in 2025 was purchased through the wholesale electricity market administered by the New York Independent System Operator (NYISO). The company expects that resources will again be adequate to meet the requirements of its customers in 2026. See "Electric Reliability Needs," below. While supply margins are narrow in New York City pending the demonstration of planned power capability by the Champlain Hudson Power Express transmission line that entered commercial operation in May 2026, the NYISO’s energy and capacity markets and existing resources are projected to be sufficient to cover the supply requirement. The company plans to meet its continuing obligation to supply electricity to its full-service customers through a combination of electricity purchased under contract, purchased through the NYISO’s wholesale electricity market, or generated from its electricity generating facilities.

Electric Reliability Needs
CECONY and O&R monitor the adequacy of the electric capacity resources and related developments in their service areas and work with other parties on long-term resource adequacy and transmission security within the framework of the NYISO reliability planning process.

In July 2026, the NYISO issued its 2026 Quarter 2 Short-Term Assessment of Reliability Report, that, among other things, continued to identify reliability needs in New York City over the near-term planning horizon (i.e., 2026 - 2030). The report stated that previously identified reliability needs in New York City remain dependent on the timely completion and energization of planned transmission and generation projects, as well as the demonstration of planned power capability by the Champlain Hudson Power Express project that entered commercial operation in May 2026. The report further indicated that NYISO has designated certain generating units to remain available through May 1, 2029 to address ongoing reliability needs while planned solutions are implemented. NYISO also indicated that with demand growth and the risk of aging generation, absent additional supply resources, reliability needs are likely to emerge beyond the report's near-term study horizon. CECONY will continue to monitor reliability assessments, regulatory developments and the progress of planned transmission and generation projects.

In July 2026, CECONY filed with the NYSPSC its updated Reliability Needs Report, which projects electric reliability needs in New York City of 125 MW beginning in 2033 and increasing to 675 MW by 2036. This report reflects a deferral of the need by one year and a reduction in the size of the need relative to the company’s January 2026 Reliability Needs Report. CECONY continues to project increasing long-term capacity shortfalls in its New York City transmission system, driven by load growth and generation retirements without new replacement generation materializing.

Also in July 2026, CECONY filed a reliability contingency plan with the NYSPSC to address transmission reliability needs in New York City. The plan emphasizes competitive procurement of clean energy resources, including transmission- and distribution-connected battery storage, while preserving flexibility to implement transmission infrastructure solutions, if necessary. CECONY requested regulatory approvals to support the competitive procurement of battery storage, including cost recovery. CECONY expects its proposed solutions, if approved, would be sufficient to address the identified ten-year reliability need through 2036 and will continue to evaluate evolving reliability forecasts, market conditions, technological developments and policy changes and provide updates to the NYSPSC.

Energy Affordability
There has been heightened legislative activity and public policy discussions regarding energy affordability. Substantial investments are needed to support an increasingly decarbonized electric grid that the Utilities, regulators and stakeholders must balance with the need for affordable rates. While the Companies continue to monitor energy affordability concerns, they are unable to predict additional legislative, executive, or regulatory measures that may result from energy affordability concerns. See “State Utility Regulation,” below.

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

State Utility Regulation
In May 2026, as part of New York State’s Fiscal Year 2026-2027 Enacted Budget, the state enacted Chapter 58 of the Laws of 2026, which, among other things, amends and adds provisions to the Public Service Law governing utility rate cases and addressing affordability. Effective for base rate filings submitted by the Utilities after January 1, 2027, Chapter 58: (i) requires the Utilities to submit, in addition to their recommended proposal, a budget-constrained rate plan that limits aggregate revenue increases to the average Consumer Price Index growth over the prior three years; (ii) directs the Utilities to return revenues above the authorized return on equity (ROE), with retention of up to 0.25% over the authorized ROE if certain criteria are met; (iii) further defines non-recoverable lobbying expenses and formalizes non-recoverability of public relations and goodwill advertising expenses; (iv) extends the NYSPSC’s authority to suspend a rate case to 14 months; and (v) authorizes approval of multi-year litigated rate plans. Chapter 58 further: (i) directs the NYSPSC to develop performance-based employee compensation targets and authorizes consideration of adjustments to ROE based on affordability performance; (ii)

directs the NYSPSC to establish rules limiting recovery of rate case expenses, including legal, consultant, expert and employee costs; (iii) requires affordability analyses in rate cases; and (iv) directs the NYSPSC to adopt rules for calculating a newly created Energy Affordability Index and to issue annual affordability reports. Chapter 58 also creates a temporary and independent commission to study rising utility rates, affordability and generation, including utility-owned renewable generation. The Utilities are continuing to assess the impact of the new law and the timing of their upcoming rate case filings. See “Energy Affordability,” above.

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

Federal Energy Regulatory Commission (FERC)
In March 2026, the FERC issued an order regarding CECONY’s and other parties’ longstanding dispute with PJM Interconnection LLC (PJM) regarding PJM’s cost-allocation methodology that assigned disproportionate costs from regional transmission expansion plan projects to CECONY and other New York-connected entities. The FERC directed PJM to change one element of the cost allocation methodology that would result in refunds to CECONY that would ultimately be credited to CECONY’s electric customers and initiated a proceeding to review the applicability of the methodology generally. PJM and the PJM transmission owners have sought rehearing of the order and filed a petition for its review at the D.C. Circuit Court. In addition, FERC has extended the deadline for PJM to recalculate the cost allocations until further FERC order. CECONY is unable to estimate the amount of any refund it could receive.

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

Gas
CECONY delivers gas to approximately 1.0 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

In June 2026, CECONY updated its five-year forecast of average annual firm peak gas demand in its service area at design conditions from a 0.2 percent increase (for 2026 to 2030) to a 0.2 percent decrease (for 2027 to 2031).

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 16,975 MMlb of steam annually to approximately 1,470 customers in parts of Manhattan.

In June 2026, CECONY updated its five-year forecast of the average annual peak steam demand in its service area at design conditions from a 0.9 percent decrease (for 2026 to 2030) to a 0.7 percent decrease (for 2027 to 2031).

O&R
Electric
O&R and its utility subsidiary, Rockland Electric Company (RECO) (together referred to herein as O&R) provide electric service to approximately 0.3 million customers in southeastern New York and northern New Jersey, an approximately 1,300 square mile service area.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

In June 2026, O&R updated its five-year forecast of the average annual firm peak gas demand in its service area at design conditions from a 1.2 percent increase (for 2026 to 2030) to a 0.7 percent increase (for 2027 to 2031).

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended June 30, 2026				For the Six Months Ended June 30, 2026				At June 30, 2026
(Millions of Dollars, except percentages)	Operating Revenues		Net Income for Common Stock		Operating Revenues		Net Income for Common Stock		Assets
CECONY	$3,805	94%	$296	96%	$8,459	92%	$1,029	83%	$71,287	93%
O&R	263	6	8	3	704	8	59	5	4,597	6
Total Utilities	$4,068	100%	$304	99%	$9,163	100%	$1,088	88%	$75,884	99%
Con Edison Transmission	1	—	7	2	2	—	150	12	381	1
Other (a)	—	—	(3)	(1)	(1)	—	(6)	—	194	—
Total Con Edison	$4,069	100%	$308	100%	$9,164	100%	$1,232	100%	$76,459	100%
(a)Other includes the parent company, Con Edison’s tax equity investments and consolidation adjustments. See Note Q to the Second Quarter Financial Statements.

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, containing a broad range of tax reform provisions, including extending and modifying certain key provisions of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 and expanding certain incentives under the federal Inflation Reduction Act (IRA), as enacted on August 16, 2022 while accelerating the phase-out of solar and wind credits. The Companies have assessed the potential impacts of the OBBBA and any such assessments may be impacted by future guidance to be issued by the Department of Treasury. However, based on management’s assessment, the provisions in the OBBBA have not had, and are not expected to have, a material impact on the Companies’ financial position, results of operations or liquidity.

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
At June 30, 2026, Con Edison accrued a CAMT liability of $72 million ($68 million of which is for CECONY) before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required.

On February 18, 2026, the Internal Revenue Service and the Department of Treasury issued Notice 2026-7, which provides additional interim guidance regarding the application of the CAMT and allows the Companies to deduct certain repair expenditures as a reduction to the Companies’ modified GAAP net income. This interim guidance is retroactive to the beginning of the IRA provisions in calculating the Companies’ CAMT liability. In the six months ended June 30, 2026, Con Edison reduced its CAMT credit carryforward by $205 million ($213 million of which is for CECONY) and increased its general business tax credit carryforward by approximately $154 million as a result of adopting the interim guidance for the 2024 and 2025 tax years. This guidance will also reduce the Companies’ CAMT liability going forward. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

New York Legislation
In April 2021, New York passed a law that increased the corporate franchise tax rate on business income from 6.5 percent to 7.25 percent, retroactive to January 1, 2021, for taxpayers with taxable income greater than $5 million. The law also reinstated the business capital tax at 0.1875 percent, not to exceed a maximum tax liability of $5 million per taxpayer. New York requires a corporate franchise taxpayer to calculate and pay the highest amount of tax under the three alternative methods: a tax on business income; a tax on business capital; or a fixed dollar minimum. The provisions to increase the corporate franchise tax rate and reinstate a capital tax were scheduled to expire after 2023. In May 2023, New York passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for an additional three years, through tax year 2026 and extended the business capital tax through tax year 2026. New York also passed a law establishing a permanent rate of 30 percent for the metropolitan transportation business tax surcharge. In May 2026, New York passed a law that extended the increase in the corporate franchise tax rate from 6.5 percent to 7.25 percent for an additional three years, through tax year 2029 and extended the business capital tax through tax year 2029. Con Edison does not expect to be subject to the higher tax rate of 7.25 percent in 2026.

In May 2025, New York adopted the 2025-2026 budget bill into law that included increases in payroll tax rates from 0.6 percent to 0.895 percent for CECONY and from 0.34 percent to 0.635 percent for O&R, effective July 1, 2025.

Results of Operations
Net income for common stock and earnings per share for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
(Millions of Dollars, except per share amounts)	Net Income for Common Stock		Earnings per Share		Net Income for Common Stock		Earnings per Share
CECONY	$296	$222	$0.80	$0.62	$1,029	$967	$2.81	$2.73
O&R	8	8	0.02	0.02	59	53	0.16	0.15
Con Edison Transmission (a)	7	10	0.02	0.03	150	20	0.42	0.06
Other (b)	(3)	6	(0.01)	0.01	(6)	(2)	(0.02)	(0.01)
Con Edison (c)	$308	$246	$0.83	$0.68	$1,232	$1,038	$3.37	$2.93
(a)Net income for common stock and earnings per share for the six months ended June 30, 2026 includes $134 million or $0.37 a share (after-tax) for the gain on the sale of Con Edison's equity interest in MVP, $2 million or $0.01 a share (after-tax) for accretion of the basis difference of Con Edison's equity interest in MVP, and $(3) million or $(0.01) a share (after-tax) for the transaction costs associated with the strategic alternatives review of Con Edison's equity interests in MVP and Honeoye. Net income for common stock and earnings per share for the three and six months ended June 30, 2025 includes $2 million or $0.01 a share (after-tax) and $5 million or $0.02 a share (after-tax) for accretion of the basis difference of Con Edison's equity interest in MVP. See “Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A to the Second Quarter Financial Statements.

(b)    Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Second Quarter Financial Statements. Net income for common stock and earnings per share for the three and six months ended June 30, 2026 includes $1 million or $0.00 a share (after-tax) for the effects of HLBV accounting for tax equity investments. Net income for common stock and earnings per share for the three months ended June 30, 2025 includes $3 million or $0.00 a share (after-tax) for the effects of HLBV accounting for tax equity investments. Net income for common stock and earnings per share for the three and six months ended June 30, 2025 includes $1 million or $0.00 a share (after-tax) for the adjustments to the gain and other impacts related to the sale of all of the stock of the Clean Energy Businesses in 2023.

(c)    Earnings per share on a diluted basis were $0.83 a share and $0.68 a share for the three months ended June 30, 2026 and 2025, respectively, and $3.36 a share and $2.92 a share for the six months ended June 30, 2026 and 2025, respectively.

The following table presents the estimated effect of major factors on earnings per share and net income for common stock for the three and six months ended June 30, 2026 as compared with the 2025 period.

Variation for the Three Months Ended June 30, 2026 vs. 2025
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base and timing of billing of rate increase	$25	$0.07
Higher gas rate base and timing of billing of rate increase	23	0.06
Lower other interest expense	9	0.03
Lower electric operations and maintenance expense	9	0.02
Higher income from allowance for funds used during construction	4	0.01
Dilutive effect of issuance of common shares	—	(0.02)
Other	4	0.01
Total CECONY	74	0.18
O&R (a)
Electric base rate increase	3	0.01
Gas base rate increase	2	—
Higher interest expense on long-term debt	(3)	(0.01)
Other	(2)	—
Total O&R	—	—
Con Edison Transmission
Accretion of the basis difference of Con Edison's equity interest in MVP	(2)	(0.01)
Transaction costs associated with the strategic alternatives review of Con Edison's equity interests in MVP and Honeoye	(1)	—
Total Con Edison Transmission	(3)	(0.01)
Other, including parent company expenses (b)
Higher other interest expense	(2)	(0.01)
HLBV effects	(2)	—
Loss and other impacts related to the sale of the Clean Energy Businesses in 2025	(1)	—
Higher income tax expense	(1)	—
Other	(3)	(0.01)
Total Other, including parent company expenses	(9)	(0.02)
Total Reported (GAAP basis)	$62	$0.15

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

(b)Other includes the parent company, Con Edison's tax equity investments and consolidation adjustments.

Variation for the Six Months Ended June 30, 2026 vs. 2025
	Net Income for Common Stock (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$33	$0.09
Higher gas rate base	26	0.07
Higher income from allowance for funds used during construction	6	0.02
Dilutive effect of issuance of common shares	—	(0.09)
Other	(3)	(0.01)
Total CECONY	62	0.08
O&R (a)
Electric base rate increase	8	0.02
Gas base rate increase	4	0.01
Higher interest expense on long-term debt	(6)	(0.02)
Total O&R	6	0.01
Con Edison Transmission
Gain on the sale of Con Edison's equity interest in MVP	134	0.37
Transaction costs associated with the strategic alternatives review of Con Edison's equity interests in MVP and Honeoye	(3)	(0.01)
Accretion of the basis difference of Con Edison's equity interest in MVP	(3)	(0.01)
Other	2	0.01
Total Con Edison Transmission	130	0.36
Other, including parent company expenses (b)
Higher income tax expense	(3)	(0.01)
Higher other interest expense	(2)	(0.01)
Loss and other impacts related to the sale of the Clean Energy Businesses in 2025	(1)	—
HLBV effects	1	—
Other	1	0.01
Total Other, including parent company expenses	(4)	(0.01)
Total Reported (GAAP basis)	$194	$0.44

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

The Companies’ other operations and maintenance expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2026	2025	2026	2025
CECONY
Operations	$533	$509	$1,056	$994
Pensions and other postretirement benefits (a)	(19)	7	(39)	13
Health care and other benefits	59	50	120	99
Regulatory fees and assessments (b)	102	118	221	242
Other	139	142	300	332
Total CECONY	$814	$826	$1,658	$1,680
O&R	96	93	189	188
Con Edison Transmission	2	4	5	7
Other (c)	1	—	(1)	—
Total other operations and maintenance expenses	$913	$923	$1,851	$1,875
(a)CECONY’s rate plans include reconciliation of pension and other postretirement benefits costs. Credits to other operations and maintenance expense includes reconciliation to the levels set forth in rates and costs capitalized.
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

A discussion of the results of operations by principal business segment for the three and six months ended June 30, 2026 and 2025 follows. For additional business segment financial information, see Note M to the Second Quarter Financial Statements.

The Companies’ results of operations for the three months ended June 30, 2026 and 2025 were as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Operating revenues	$3,805	$3,340	$263	$254	$1	$1	$—	$—	$4,069	$3,595
Purchased power	765	579	72	70	—	—	—	—	837	649
Fuel	56	27	—	—	—	—	—	—	56	27
Gas purchased for resale	135	148	21	24	—	—	—	(1)	156	171
Other operations and maintenance	814	826	96	93	2	4	1	—	913	923
Depreciation and amortization	544	544	34	31	—	—	—	1	578	576
Taxes, other than income taxes	952	869	24	23	—	—	1	2	977	894
Operating income (loss)	539	347	16	13	(1)	(3)	(2)	(2)	552	355
Other income	149	209	10	11	11	17	—	4	170	241
Net interest expense (income)	294	286	18	15	—	—	2	(1)	314	300
Income (loss) before income tax expense (benefit)	394	270	8	9	10	14	(4)	3	408	296
Income tax expense (benefit)	98	48	—	1	3	4	(1)	(3)	100	50
Net income (loss) for common stock	$296	$222	$8	$8	$7	$10	$(3)	$6	$308	$246
(a)Other includes the parent company, Con Edison’s tax equity investments and consolidation adjustments. See Note Q to the Second Quarter Financial Statements.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended June 30, 2026				For the Three Months Ended June 30, 2025
(Millions of Dollars)	Electric	Gas	Steam	2026 Total	Electric	Gas	Steam	2025 Total	2026-2025 Variation
Operating revenues	$2,934	$753	$118	$3,805	$2,581	$653	$106	$3,340	$465
Purchased power	757	—	8	765	572	—	7	579	186
Fuel	41	—	15	56	15	—	12	27	29
Gas purchased for resale	—	135	—	135	—	148	—	148	(13)
Other operations and maintenance	610	142	62	814	636	134	56	826	(12)
Depreciation and amortization	392	122	30	544	396	119	29	544	—
Taxes, other than income taxes	709	182	61	952	650	166	53	869	83
Operating income	$425	$172	$(58)	$539	$312	$86	$(51)	$347	$192

Electric
CECONY’s results of electric operations for the three months ended June 30, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2026	June 30, 2025	Variation
Operating revenues	$2,934	$2,581	$353
Purchased power	757	572	185
Fuel	41	15	26
Other operations and maintenance	610	636	(26)
Depreciation and amortization	392	396	(4)
Taxes, other than income taxes	709	650	59
Electric operating income	$425	$312	$113

CECONY’s electric sales and deliveries for the three months ended June 30, 2026 compared with the 2025 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2026	June 30, 2025	Variation	Percent Variation		June 30, 2026	June 30, 2025	Variation	Percent Variation
Residential/Religious (b)	2,880	2,466	414	16.8%		$1,203	$921	$282	30.6%
Commercial/Industrial	2,478	2,419	59	2.4		851	723	128	17.7
Retail choice customers	4,659	4,722	(63)	(1.3)		615	604	11	1.8
NYPA, Municipal Agency and other sales	2,285	2,324	(39)	(1.7)		247	219	28	12.8
Other operating revenues (c)	—	—	—	—		18	114	(96)	(84.2)
Total	12,302	11,931	371	3.1%	(d)	$2,934	$2,581	$353	13.7%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.9 percent in the three months ended June 30, 2026 compared with the 2025 period.

Operating revenues increased $353 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to higher purchased power expenses ($185 million), amortization of deferred costs ($45 million), higher unbilled revenue ($44 million), an increase in revenues from the electric rate plan ($34 million), and higher fuel expenses ($26 million).

Purchased power expenses increased $185 million in the three months ended June 30, 2026 compared with the 2025 period due to higher unit costs ($139 million), and higher purchased volumes ($46 million).

Fuel costs increased $26 million in the three months ended June 30, 2026 compared with the 2025 period due to higher unit costs ($16 million) and higher purchased volumes from the company's electric generating facilities ($10 million).

Other operations and maintenance expenses decreased $26 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to lower costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($18 million), lower total surcredits for assessments and fees that are collected in revenues from customers ($18 million), and lower health care costs ($2 million), offset in part by higher costs for injuries and damages ($8 million) and an increase in stock-based compensation ($6 million).

Taxes, other than income taxes increased $59 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to higher property taxes ($37 million) and higher state and local revenue taxes ($23 million), offset in part by lower deferral of over-collected property taxes ($2 million).

Gas
CECONY’s results of gas operations for the three months ended June 30, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2026	June 30, 2025	Variation
Operating revenues	$753	$653	$100
Gas purchased for resale	135	148	(13)
Other operations and maintenance	142	134	8
Depreciation and amortization	122	119	3
Taxes, other than income taxes	182	166	16
Gas operating income	$172	$86	$86

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2026 compared with the 2025 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2026	June 30, 2025	Variation	Percent Variation		June 30, 2026	June 30, 2025	Variation	Percent Variation
Residential	9,597	9,253	344	3.7%		$277	$282	$(5)	(1.8)%
General	7,639	7,664	(25)	(0.3)		190	195	(5)	(2.6)
Firm transportation	15,842	16,590	(748)	(4.5)		193	204	(11)	(5.4)
Total firm sales and transportation	33,078	33,507	(429)	(1.3)%	(b)	$660	$681	$(21)	(3.1)%
Interruptible sales	851	1,059	(208)	(19.6)		5	7	(2)	(28.6)
NYPA	14,180	9,697	4,483	46.2		1	1	—	—
Generation plants	16,710	14,572	2,138	14.7		6	5	1	20.0
Other	3,873	4,270	(397)	(9.3)		10	10	—	—
Other operating revenues (c)	—	—	—	—		71	(51)	122	Large
Total	68,692	63,105	5,587	8.9%		$753	$653	$100	15.3%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily weather, billing days, firm gas sales and transportation volumes in CECONY’s service area decreased 2.9 percent in the three months ended June 30, 2026 compared with the 2025 period.
(c)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues increased $100 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to higher gas non-firm revenues ($37 million), an increase in revenue from the gas rate plan ($31 million), amortization of deferred costs ($17 million), and higher unbilled revenue ($11 million).

Gas purchased for resale decreased $13 million in the three months ended June 30, 2026 compared with the 2025 period due to lower purchased volumes ($13 million).

Other operations and maintenance increased $8 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to higher costs for injuries and damages ($3 million), an increase in stock-based compensation ($2 million), and higher health care costs ($2 million).

Taxes, other than income taxes increased $16 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to higher deferral of over-collected property taxes ($6 million), higher property taxes ($6 million), higher state and local revenue taxes ($2 million) and higher payroll taxes ($2 million).

Steam
CECONY’s results of steam operations for the three months ended June 30, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2026	June 30, 2025	Variation
Operating revenues	$118	$106	$12
Purchased power	8	7	1
Fuel	15	12	3
Other operations and maintenance	62	56	6
Depreciation and amortization	30	29	1
Taxes, other than income taxes	61	53	8
Steam operating income	$(58)	$(51)	$(7)

CECONY’s steam sales and deliveries for the three months ended June 30, 2026 compared with the 2025 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2026	June 30, 2025	Variation	Percent Variation		June 30, 2026	June 30, 2025	Variation	Percent Variation
General	59	55	4	7.3%		$7	$5	$2	40.0%
Apartment house	858	880	(22)	(2.5)		37	33	4	12.1
Annual power	1,748	1,753	(5)	(0.3)		82	72	10	13.9
Other operating revenues (a)	—	—	—	—		(8)	(4)	(4)	Large
Total	2,665	2,688	(23)	(0.9)%	(b)	$118	$106	$12	11.3%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company's service area decreased 4.3 percent in the three months ended June 30, 2026 compared with the 2025 period.

Operating revenues increased $12 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to an increase in revenue from the steam rate plan ($9 million), higher fuel costs ($3 million), and higher purchased power expenses ($1 million).

Other operations and maintenance increased $6 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to higher steam operations maintenance activities ($7 million).

Taxes, other than income taxes increased $8 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to a higher deferral of over-collected property taxes ($10 million), offset in part by lower property taxes ($2 million).

Taxes, Other Than Income Taxes
At $952 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the three months ended June 30, 2026. The principal components of, and variations in, taxes other than income taxes were:

	For the Three Months Ended June 30,
(Millions of Dollars)	2026		2025		Variation
Property taxes	$763		$722		$41
State and local taxes related to revenue receipts	127		102		25
Payroll taxes	24		22		2
Other taxes (b)	38		23		15
Total	$952	(a)	$869	(a)	$83
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2026 and 2025 were $1,154 million and $1,048 million, respectively.
(b)Including the deferral of over-collected property taxes in 2026 and 2025 were $36 million and $22 million, respectively.

Other Income (Deductions)
Other income decreased $60 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($60 million).

Net Interest Expense
Net interest expense increased $8 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to higher interest on long-term debt resulting from increased debt balances ($17 million), offset in part by a decrease in interest expense on regulatory deferrals ($5 million) and lower other interest expense ($4 million).

Income Tax Expense
Income taxes increased $50 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to higher income before income tax expense ($32 million), lower benefit from the amortization of MTA tax surcredit ($8 million), lower write-offs of uncollectible accounts ($8 million) and higher cost of removal ($3 million), offset in part by higher amortization of excess deferred federal income taxes ($6 million).

O&R

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
(Millions of Dollars)	Electric	Gas	2026 Total	Electric	Gas	2025 Total	2026-2025 Variation
Operating revenues	$205	$58	$263	$196	$58	$254	$9
Purchased power	72	—	72	70	—	70	2
Gas purchased for resale	—	21	21	—	24	24	(3)
Other operations and maintenance	75	21	96	73	20	93	3
Depreciation and amortization	23	11	34	22	9	31	3
Taxes, other than income taxes	15	9	24	15	8	23	1
Operating income	$20	$(4)	$16	$16	$(3)	$13	$3

Electric
O&R’s results of electric operations for the three months ended June 30, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2026	June 30, 2025	Variation
Operating revenues	$205	$196	$9
Purchased power	72	70	2
Other operations and maintenance	75	73	2
Depreciation and amortization	23	22	1
Taxes, other than income taxes	15	15	—
Electric operating income	$20	$16	$4

O&R’s electric sales and deliveries for the three months ended June 30, 2026 compared with the 2025 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2026	June 30, 2025	Variation	Percent Variation		June 30, 2026	June 30, 2025	Variation	Percent Variation
Residential/Religious (b)	516	473	43	9.1%		$125	$115	$10	8.7%
Commercial/Industrial	243	247	(4)	(1.6)		42	51	(9)	(17.6)
Retail choice customers	569	526	43	8.2		35	37	(2)	(5.4)
Public authorities	26	27	(1)	(3.7)		5	3	2	66.7
Other operating revenues (c)	—	—	—	—		(2)	(10)	8	(80.0)
Total	1,354	1,273	81	6.4%	(d)	$205	$196	$9	4.6%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 6.1 percent in the three months ended June 30, 2026 compared with the 2025 period.

Operating revenues increased $9 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to higher revenues from the company's New York electric rate plan ($6 million) and higher purchased power expenses ($2 million).

Gas
O&R’s results of gas operations for the three months ended June 30, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	June 30, 2026	June 30, 2025	Variation
Operating revenues	$58	$58	$—
Gas purchased for resale	21	24	(3)
Other operations and maintenance	21	20	1
Depreciation and amortization	11	9	2
Taxes, other than income taxes	9	8	1
Gas operating income	$(4)	$(3)	$(1)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended June 30, 2026 compared with the 2025 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	June 30, 2026	June 30, 2025	Variation	Percent Variation		June 30, 2026	June 30, 2025	Variation	Percent Variation
Residential	1,602	1,677	(75)	(4.5)%		$35	$41	$(6)	(14.6)%
General	377	400	(23)	(5.8)		6	6	—	—
Firm transportation	773	774	(1)	(0.1)		7	8	(1)	(12.5)
Total firm sales and transportation	2,752	2,851	(99)	(3.5)%	(b)	$48	$55	$(7)	(12.7)%
Interruptible sales	758	838	(80)	(9.5)		2	2	—	—
Other	119	110	9	8.2		—	—	—	—
Other gas revenues	—	—	—	—		8	1	7	Large
Total	3,629	3,799	(170)	(4.5)%		$58	$58	$—	—
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R's service area decreased 1.4 percent in the three months ended June 30, 2026 compared with the 2025 period.

Operating revenues did not change in the three months ended June 30, 2026 compared with the 2025 period primarily due to higher revenues from the company's New York gas rate plan ($3 million), offset by lower gas purchased for resale ($3 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $1 million in 2026 compared with 2025 for the three months ended June 30, 2026. The principal components of taxes, other than income taxes, were:

	For the Three Months Ended June 30,
(Millions of Dollars)	2026		2025		Variation
Property taxes	$18		$18		$—
State and local taxes related to revenue receipts	3		3		—
Payroll taxes	3		2		1
Total	$24	(a)	$23	(a)	$1
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2026 and 2025 were $32 million and $31 million, respectively.

Con Edison Transmission
Other Income (Deductions)
Other income decreased $6 million in the three months ended June 30, 2026 compared with the 2025 period primarily due to lower investment income from MVP ($4 million).

The Companies’ results of operations for the six months ended June 30, 2026 and 2025 were as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Operating revenues	$8,459	$7,782	$704	$610	$2	$2	$(1)	$(1)	$9,164	$8,393
Purchased power	1,374	1,215	219	156	—	—	—	(1)	1,593	1,370
Fuel	245	154	—	—	—	—	—	—	245	154
Gas purchased for resale	496	453	86	80	—	—	—	—	582	533
Other operations and maintenance	1,658	1,680	189	188	5	7	(1)	—	1,851	1,875
Depreciation and amortization	1,082	1,077	67	62	—	—	1	1	1,150	1,140
Taxes, other than income taxes	1,958	1,789	51	49	—	—	4	3	2,013	1,841
Operating income (loss)	1,646	1,414	92	75	(3)	(5)	(5)	(4)	1,730	1,480
Gain on sale of interest in Mountain Valley Pipeline, LLC	—	—	—	—	189	—	—	—	189	—
Other income (deductions)	292	407	19	23	26	33	1	(1)	338	462
Net interest expense	580	579	36	31	—	—	6	2	622	612
Income (loss) before income tax expense (benefit)	1,358	1,242	75	67	212	28	(10)	(7)	1,635	1,330
Income tax expense (benefit)	329	275	16	14	62	8	(4)	(5)	403	292
Net income (loss) for common stock	$1,029	$967	$59	$53	$150	$20	($6)	$(2)	$1,232	$1,038
(a)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Second Quarter Financial Statements.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Six Months Ended June 30, 2026				For the Six Months Ended June 30, 2025
(Millions of Dollars)	Electric	Gas	Steam	2026 Total	Electric	Gas	Steam	2025 Total	2026-2025 Variation
Operating revenues	$5,692	$2,217	$550	$8,459	$5,267	$2,055	$460	$7,782	$677
Purchased power	1,347	—	27	1,374	1,193	—	22	1,215	159
Fuel	136	—	109	245	81	—	73	154	91
Gas purchased for resale	—	496	—	496	—	453	—	453	43
Other operations and maintenance	1,259	279	120	1,658	1,295	273	112	1,680	(22)
Depreciation and amortization	779	244	59	1,082	784	237	56	1,077	5
Taxes, other than income taxes	1,411	405	142	1,958	1,312	366	111	1,789	169
Operating income (loss)	$760	$793	$93	$1,646	$602	$726	$86	$1,414	$232

Electric
CECONY’s results of electric operations for the six months ended June 30, 2026 compared with the 2025 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2026	June 30, 2025	Variation
Operating revenues	$5,692	$5,267	$425
Purchased power	1,347	1,193	154
Fuel	136	81	55
Other operations and maintenance	1,259	1,295	(36)
Depreciation and amortization	779	784	(5)
Taxes, other than income taxes	1,411	1,312	99
Electric operating income	$760	$602	$158

CECONY’s electric sales and deliveries for the six months ended June 30, 2026 compared with the 2025 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2026	June 30, 2025	Variation	Percent Variation		June 30, 2026	June 30, 2025	Variation	Percent Variation
Residential/Religious (b)	6,296	5,504	792	14.4%		$2,447	$2,052	$395	19.2%
Commercial/Industrial	5,452	5,332	120	2.3		1,728	1,591	137	8.6
Retail choice customers	9,593	9,905	(312)	(3.1)		1,134	1,207	(73)	(6.0)
NYPA, Municipal Agency and other sales	4,707	4,768	(61)	(1.3)		449	416	33	7.9
Other operating revenues (c)	—	—	—	—		(66)	1	(67)	Large
Total	26,048	25,509	539	2.1%	(d)	$5,692	$5,267	$425	8.1%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.4 percent in the six months ended June 30, 2026 compared with the 2025 period.

Operating revenues increased $425 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to higher purchased power expenses ($154 million), amortization of deferred costs ($89 million), higher fuel expenses ($55 million), higher revenues from the electric rate plan ($47 million), and higher other revenue ($6 million).

Purchased power expenses increased $154 million in the six months ended June 30, 2026 compared with the 2025 period due to higher purchased volumes ($105 million) and higher unit costs ($49 million).

Fuel expenses increased $55 million in the six months ended June 30, 2026 compared with the 2025 period due to higher unit costs ($29 million) and higher purchased volumes from CECONY's electric generating facilities ($26 million).

Other operations and maintenance decreased $36 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to lower costs for pension and other postretirement benefits, reflecting reconciliation to the rate plan level ($35 million).

Taxes, other than income taxes increased $99 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to higher property taxes ($81 million), higher state and local revenue taxes ($29 million), offset in part by a lower deferral of over-collected property taxes ($11 million).

Gas
CECONY’s results of gas operations for the six months ended June 30, 2026 compared with the 2025 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2026	June 30, 2025	Variation
Operating revenues	$2,217	$2,055	$162
Gas purchased for resale	496	453	43
Other operations and maintenance	279	273	6
Depreciation and amortization	244	237	7
Taxes, other than income taxes	405	366	39
Gas operating income	$793	$726	$67

CECONY’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2026 compared with the 2025 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2026	June 30, 2025	Variation	Percent Variation		June 30, 2026	June 30, 2025	Variation	Percent Variation
Residential	36,966	35,515	1,451	4.1%		$881	$874	$7	0.8%
General	24,941	23,543	1,398	5.9		558	531	27	5.1
Firm transportation	51,394	51,675	(281)	(0.5)		604	634	(30)	(4.7)
Total firm sales and transportation	113,301	110,733	2,568	2.3	(b)	2,043	2,039	4	0.2
Interruptible sales	1,917	2,168	(251)	(11.6)		24	19	5	26.3
NYPA	21,862	19,596	2,266	11.6		1	1	—	—
Generation plants	29,376	27,270	2,106	7.7		11	9	2	22.2
Other	9,402	10,517	(1,115)	(10.6)		24	26	(2)	(7.7)
Other operating revenues (c)	—	—	—	—		114	(39)	153	Large
Total	175,858	170,284	5,574	3.3%		$2,217	$2,055	$162	7.9%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations primarily weather, billing days, firm gas sales and transportation volumes in CECONY’s service area decreased 3.3 percent in the six months ended June 30, 2026 compared with the 2025 period.
(c)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues increased $162 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to an increase in gas purchased for resale ($43 million), higher gas non-firm revenue ($37 million), amortization of deferred costs ($34 million) and higher revenues from the gas rate plan ($17 million).

Gas purchased for resale increased $43 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to higher unit costs ($81 million), offset in part by lower purchased volumes ($38 million).

Other operations and maintenance increased $6 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to higher health care costs ($6 million).

Depreciation and amortization expenses increased $7 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $39 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to a higher deferral of over-collected property taxes ($15 million), higher property taxes ($12 million), higher state and local taxes ($7 million), and higher payroll taxes ($4 million).

Steam
CECONY’s results of steam operations for the six months ended June 30, 2026 compared with the 2025 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2026	June 30, 2025	Variation
Operating revenues	$550	$460	$90
Purchased power	27	22	5
Fuel	109	73	36
Other operations and maintenance	120	112	8
Depreciation and amortization	59	56	3
Taxes, other than income taxes	142	111	31
Steam operating income (loss)	$93	$86	$7

CECONY’s steam sales and deliveries for the six months ended June 30, 2026 compared with the 2025 period were:

	Millions of Pounds Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2026	June 30, 2025	Variation	Percent Variation		June 30, 2026	June 30, 2025	Variation	Percent Variation
General	426	364	62	17.0%		$33	$25	$8	32.0%
Apartment house	3,253	3,235	18	0.6		153	129	24	18.6
Annual power	6,925	6,760	165	2.4		372	313	59	18.8
Other operating revenues (b)	—	—	—	—		(8)	(7)	(1)	(14.3)
Total	10,604	10,359	245	2.4%	(c)	$550	$460	$90	19.6%
(a)Revenues from steam sales are subject to a weather normalization clause, as a result of which, delivery revenues reflect normal weather conditions during the heating season.
(b)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(c)After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company's service area decreased 5.6 percent in the six months ended June 30, 2026 compared with the 2025 period.

Operating revenues increased $90 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to higher fuel expenses ($36 million), an increase in revenue from the steam rate plan ($34 million), higher purchased power expenses ($5 million), and higher unbilled revenue ($3 million).

Fuel expenses increased $36 million in the six months ended June 30, 2026 compared with the 2025 period due to higher unit costs ($36 million).

Other operations and maintenance expenses increased $8 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to higher steam operations maintenance activities ($9 million).

Taxes, other than income taxes increased $31 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to higher deferral of over-collected property taxes ($33 million), higher state and local revenue taxes ($2 million), offset by lower property taxes ($3 million) and lower payroll taxes ($1 million).

Taxes, Other Than Income Taxes
At $1,958 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the six months ended June 30, 2026. The principal components of, and variations in, taxes other than income taxes were:

	For the Six Months Ended June 30,
(Millions of Dollars)	2026		2025		Variation
Property taxes	$1,538		$1,448		$90
State and local taxes related to revenue receipts	269		230		39
Payroll taxes	60		57		3
Other taxes (b)	91		54		37
Total	$1,958	(a)	$1,789	(a)	$169
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2026 and 2025 were $2,408 million and $2,210 million, respectively.
(b)Including the deferral of over-collected property taxes in 2026 of $89 million and the deferral of over-collected property taxes in 2025 of $52 million, respectively.

Other Income (Deductions)
Other income decreased $115 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($120 million), offset in part by an increase in AFUDC ($6 million).

Income Tax Expense
Income taxes increased $54 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to higher income before income tax expense ($30 million), lower benefit from the amortization of MTA tax surcredit ($12 million), lower write-offs of uncollectible accounts ($15 million) and higher cost of removal ($5 million), offset in part by higher amortization of excess deferred federal income taxes ($10 million).

O&R

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
(Millions of Dollars)	Electric	Gas	2026 Total	Electric	Gas	2025 Total	2026-2025 Variation
Operating revenues	$487	$217	$704	$411	$199	$610	$94
Purchased power	219	—	219	156	—	156	63
Gas purchased for resale	—	86	86	—	80	80	6
Other operations and maintenance	146	43	189	148	40	188	1
Depreciation and amortization	45	22	67	43	19	62	5
Taxes, other than income taxes	32	19	51	31	18	49	2
Operating income	$45	$47	$92	$33	$42	$75	$17

Electric
O&R’s results of electric operations for the six months ended June 30, 2026 compared with the 2025 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2026	June 30, 2025	Variation
Operating revenues	$487	$411	$76
Purchased power	219	156	63
Other operations and maintenance	146	148	(2)
Depreciation and amortization	45	43	2
Taxes, other than income taxes	32	31	1
Electric operating income	$45	$33	$12

O&R’s electric sales and deliveries for the six months ended June 30, 2026 compared with the 2025 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2026	June 30, 2025	Variation	Percent Variation		June 30, 2026	June 30, 2025	Variation	Percent Variation
Residential/Religious (b)	1,135	1,033	102	9.9%		$309	$240	$69	28.8%
Commercial/Industrial	554	534	20	3.7		109	99	10	10.1
Retail choice customers	1,154	1,062	92	8.7		68	71	(3)	(4.2)
Public authorities	57	56	1	1.8		9	7	2	28.6
Other operating revenues (c)	—	—	—	—		(8)	(6)	(2)	33.3
Total	2,900	2,685	215	8.0%	(d)	$487	$411	$76	18.5%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 3.9 percent in the six months ended June 30, 2026 compared with the 2025 period.

Operating revenues increased $76 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to higher purchased power expenses ($63 million), and higher revenues from the New York electric rate plan ($13 million).

Purchased power expenses increased $63 million in the six months ended June 30, 2026 compared with the 2025 period due to higher unit costs ($57 million) and higher purchased volumes ($6 million).

Gas
O&R’s results of gas operations for the six months ended June 30, 2026 compared with the 2025 period were as follows:

	For the Six Months Ended
(Millions of Dollars)	June 30, 2026	June 30, 2025	Variation
Operating revenues	$217	$199	$18
Gas purchased for resale	86	80	6
Other operations and maintenance	43	40	3
Depreciation and amortization	22	19	3
Taxes, other than income taxes	19	18	1
Gas operating income	$47	$42	$5

O&R’s gas sales and deliveries, excluding off-system sales, for the six months ended June 30, 2026 compared with the 2025 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Six Months Ended					For the Six Months Ended
Description	June 30, 2026	June 30, 2025	Variation	Percent Variation		June 30, 2026	June 30, 2025	Variation	Percent Variation
Residential	9,289	8,818	471	5.3%		$172	$150	$22	14.7%
General	2,012	1,910	102	5.3		29	25	4	16.0
Firm transportation	3,394	3,373	21	0.6		29	26	3	11.5
Total firm sales and transportation	14,695	14,101	594	4.2	(b)	$230	$201	$29	14.4
Interruptible sales	1,709	1,930	(221)	(11.5)		4	4	—	—
Generation plants	—	2	(2)	Large		—	—	—	—
Other	469	456	13	2.9		1	—	1	—
Other gas revenues	—	—	—	—		(18)	(6)	(12)	Large
Total	16,873	16,489	384	2.3%		$217	$199	$18	9.0%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R's service area decreased 0.8 percent in the six months ended June 30, 2026 compared with the 2025 period.

Operating revenues increased $18 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to higher revenues from the New York gas rate plan ($11 million), and an increase in gas purchased for resale ($6 million).

Gas purchased for resale increased $6 million in the six months ended June 30, 2026 compared with the 2025 period due to higher unit costs ($14 million), offset in part by lower purchased volumes ($8 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $2 million in 2026 compared with 2025 for the six months ended June 30, 2026. The principal components of taxes, other than income taxes, were:

	For the Six Months Ended June 30,
(Millions of Dollars)	2026		2025		Variation
Property taxes	$37		$35		$2
State and local taxes related to revenue receipts	8		8		—
Payroll taxes	6		6		—
Total	$51	(a)	$49	(a)	$2
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2026 and 2025 were $71 million and $66 million, respectively.

Con Edison Transmission
Other Income (Deductions)
Other income decreased $7 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to lower investment income from MVP ($8 million) and transaction expenses associated with the sale of MVP ($4 million), offset in part by higher investment income from NY Transco ($4 million).

Income Tax Expense
Income taxes increased $54 million in the six months ended June 30, 2026 compared with the 2025 period primarily due to higher income before income tax expense from the sale of its interest in MVP.

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

The FERC has authorized CECONY through April 30, 2028 and O&R through July 31, 2028 to issue short-term borrowings for a period of not more than 12 months, in an amount not to exceed $5,000 million and $250 million, respectively, at prevailing market rates.

The Companies’ liquidity reflects cash flows from operating, investing and financing activities, as shown on their respective consolidated statements of cash flows and as discussed below.

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the six months ended June 30, 2026 and 2025 are summarized as follows:

	For the Six Months Ended June 30,
	CECONY		O&R		Con Edison Transmission		Other (a)(b)		Con Edison (b)
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Operating activities	$1,766	$2,700	$143	$133	$4	$16	$58	$(33)	$1,971	$2,816
Investing activities	(2,449)	(2,479)	(232)	(192)	328	(29)	(1)	45	(2,354)	(2,655)
Financing activities	520	(13)	94	57	(332)	(3)	(59)	(28)	223	13
Net change for the period	(163)	208	5	(2)	—	(16)	(2)	(16)	(160)	174
Balance at beginning of period	1,581	1,254	24	38	19	23	6	18	1,630	1,333
Balance at end of period (c)	$1,418	$1,462	$29	$36	$19	$7	$4	$2	$1,470	$1,507
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

In general, the Utilities suspended service disconnections during the COVID-19 pandemic and have since resumed such activities in accordance with applicable law. At June 30, 2026, CECONY's and O&R's customer accounts receivables balances of $2,898 million and $119 million, respectively, included aged accounts receivables (balances outstanding in excess of 60 days) of $1,385 million and $31 million, respectively. A continued slow recovery of accounts receivable balances has impacted and is expected to continue to impact the Companies' liquidity. See “Aged Accounts Receivable Balances,” above.

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

Net cash flows from operating activities for the six months ended June 30, 2026 for Con Edison were $845 million lower than in the 2025 period. The change in net cash flows for Con Edison primarily reflects:
•a decrease in accounts payable of $264 million;
•an increase in other receivables, net and other current assets of $262 million;
•higher taxes receivable of $197 million; and
•an increase in prepayments of $130 million.

Net cash flows from operating activities for the six months ended June 30, 2026 for CECONY were $934 million lower than in the 2025 period. The change in net cash flows for CECONY primarily reflects:

•higher accounts receivable from affiliated companies of $488 million;
•a decrease in accounts payable of $249 million; and
•an increase in other receivables, net and other current assets of $188 million.

Cash Flows Used in Investing Activities
The following table summarizes key components of Con Edison’s investing cash flows.

	For the Six Months Ended June 30,
(Millions of Dollars)	2026	2025	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(2,473)	$(2,420)	$(53)
Cost of removal less salvage	(208)	(251)	43
Non-utility capital expenditures	(1)	(1)	—
Proceeds from sale of equity interest in Mountain Valley Pipeline, LLC	358	—	358
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	—	45	(45)
Other investing activities	(30)	(28)	(2)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(2,354)	$(2,655)	$301
Net cash flows used in investing activities for Con Edison were $301 million lower for the six months ended June 30, 2026 compared with the 2025 period. The change for Con Edison primarily reflects:
•the proceeds from the sale of Con Edison Transmission's equity interest in MVP of $358 million; and
•a decrease in cost of removal less salvage of $43 million.
Offset in part by
•an increase in utility capital expenditures of ($53 million); and
•prior year proceeds from the sale of Broken Bow II of ($45 million).

The following table summarizes key components of CECONY’s investing cash flows.

	For the Six Months Ended June 30,
(Millions of Dollars)	2026	2025	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(2,246)	$(2,233)	$(13)
Cost of removal less salvage	(203)	(246)	43
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(2,449)	$(2,479)	$30
Net cash flows used in investing activities for CECONY were $30 million lower for the six months ended June 30, 2026 compared with the 2025 period. The change for CECONY primarily reflects:
•a decrease in cost of removal less salvage of $43 million.
Offset by
•an increase in utility capital expenditures of ($13 million).

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

Cash Flows From Financing Activities
The following table summarizes key components of Con Edison’s financing cash flows.

	For the Six Months Ended June 30,
(Millions of Dollars)	2026	2025	Variance
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	$(554)	$(950)	$396
Payment of short-term debt (Maturities greater than 90 days)	(300)	—	(300)
Borrowing under term loan	—	200	(200)
Repayment of term loan	(500)	—	(500)
Issuance of long-term debt	1,300	—	1,300
Debt issuance costs	(17)	(1)	(16)
Common stock dividends	(624)	(576)	(48)
Issuance of common shares - public offering	884	1,308	(424)
Issuance of common shares for stock plans	34	32	2
NET CASH FLOWS FROM FINANCING ACTIVITIES	$223	$13	$210

Net cash flows from financing activities for Con Edison were $210 million higher for the six months ended June 30, 2026 compared with the 2025 period and reflect the following transactions:
•the issuance of long-term debt of $1,300 million. In June 2026, CECONY issued $450 million aggregate principal amount of 5.15 percent debentures, due 2036 and $850 million aggregate principal amount of 5.875 percent debentures, due 2056. See Note C to the Second Quarter Financial Statements; and
•a decrease in the net payment of short-term debt (maturities 90 days or less) of $396 million.
Offset by
•a decrease in the issuance of common shares - public offering of ($424 million);
•the repayment of a term loan of ($500 million) in the 2026 period;
•the payment of short-term debt (maturities greater than 90 days) of ($300 million) in the 2026 period; and
•the borrowing under a term loan of ($200 million) in the 2025 period.

The following table summarizes key components of CECONY’s financing cash flows.

	For the Six Months Ended June 30,
(Millions of Dollars)	2026	2025	Variance
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	$(460)	$(894)	$434
Payment of short-term debt (Maturities greater than 90 days)	(300)	—	(300)
Borrowing under term loan	—	200	(200)
Repayment of term loan	(500)	—	(500)
Issuance of long-term debt	1,300	—	1,300
Debt issuance costs	(17)	(1)	(16)
Capital contribution by Con Edison	1,114	1,250	(136)
Dividend to Con Edison	(617)	(568)	(49)
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	$520	$(13)	$533
Net cash flows from financing activities for CECONY were $533 million higher for the six months ended June 30, 2026 compared with the 2025 period and reflects the following transactions:
•the issuance of long-term debt of $1,300 million. In June 2026, CECONY issued $450 million aggregate principal amount of 5.15 percent debentures, due 2036 and $850 million aggregate principal amount of 5.875 percent debentures, due 2056. See Note C to the Second Quarter Financial Statements.
•a decrease in the net payment of short-term debt (maturities 90 days or less) of $434 million; and
Offset in part by
•the repayment of a term loan of ($500 million) in the 2026 period;
•the payment of short-term debt (maturities greater than 90 days) of ($300 million) in the 2026 period;
•the borrowing under a term loan of ($200 million) in the 2025 period;
•a decrease in the contributed equity by Con Edison of ($136 million); and
•an increase in the dividend to Con Edison of ($49 million).

Cash flows from financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at June 30, 2026 and 2025 and the average daily balances for the six months ended June 30, 2026 and 2025 for Con Edison and CECONY were as follows:

	2026		2025
(Millions of Dollars, except Weighted Average Yield)	Outstanding at June 30,	Daily average	Outstanding at June 30,	Daily average
Con Edison	$721	$816	$1,220	$914
CECONY	$480	$514	$800	$537
Weighted average yield	3.9%	3.9%	4.6%	4.5%

Capital Resources
For each of the Companies, the common equity ratio at June 30, 2026 and December 31, 2025 was:

	Common Equity Ratio (Percent of total capitalization)
	June 30, 2026	December 31, 2025
Con Edison	48.9	48.6
CECONY	48.2	47.8

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at June 30, 2026 and December 31, 2025 are summarized as follows.

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
ASSETS
Current assets	$6,633	$6,433	$331	$337	$51	$21	$(225)	$(41)	$6,790	$6,750
Investments	749	725	22	22	326	462	4	4	1,101	1,213
Net plant	53,409	51,861	3,693	3,540	3	3	(1)	(1)	57,104	55,403
Other noncurrent assets	10,496	10,297	551	521	1	2	416	417	11,464	11,237
Total Assets	$71,287	$69,316	$4,597	$4,420	$381	$488	$194	$379	$76,459	$74,603

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,795	$5,944	$356	$396	$2	$18	$201	$256	$5,354	$6,614
Noncurrent liabilities	17,574	17,275	1,286	1,242	30	(61)	(347)	(208)	18,543	18,248
Long-term debt	25,351	24,060	1,492	1,491	—	—	—	—	26,843	25,551
Equity	23,567	22,037	1,463	1,291	349	531	340	331	25,719	24,190
Total Liabilities and Equity	$71,287	$69,316	$4,597	$4,420	$381	$488	$194	$379	$76,459	$74,603
(a) Other includes the parent company, Con Edison’s tax equity investments and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at June 30, 2026 were $200 million higher than at December 31, 2025. The change in current assets primarily reflects an increase in accounts receivable from affiliated companies ($195 million), and regulatory assets ($169 million), offset in part by a decrease in cash and temporary cash investments ($163 million). See Note B to the Second Quarter Financial Statements.

Net plant at June 30, 2026 was $1,548 million higher than at December 31, 2025. The change in net plant primarily reflects an increase in electric ($1,305 million), gas ($269 million), steam ($30 million) and general ($157 million) plant balances, and increase in construction work in progress ($212 million), offset by an increase in accumulated depreciation ($426 million).

Other noncurrent assets at June 30, 2026 was $199 million higher than at December 31, 2025. The change in other noncurrent assets primarily reflects an increase in pension and retiree benefits ($100 million), energy efficiency and other clean energy programs ($89 million), revenue taxes ($39 million), offset in part by a decrease in the regulatory asset for legacy meters ($10 million). See Note B, Note E and Note F to the Second Quarter Financial Statements.

Current liabilities at June 30, 2026 were $1,149 million lower than at December 31, 2025. The change in current liabilities primarily reflects a decrease in notes payable ($760 million) and the repayment of a term loan ($500 million), offset in part by an increase in regulatory liabilities ($238 million). See Note B and Note D to the Second Quarter Financial Statements.

Noncurrent liabilities at June 30, 2026 were $299 million higher than at December 31, 2025. The change in noncurrent liabilities primarily reflects increases in deferred income taxes and unamortized investment tax credits ($534 million), pensions and retiree benefits ($19 million) and asset retirement obligations ($10 million), offset in part by decreases in pension and other postretirement employee benefit deferrals ($112 million), late payment charge deferral ($91 million) and unrecognized other postretirement benefit cost ($90 million). See Note B and Note E to the Second Quarter Financial Statements.

Long-term debt at June 30, 2026 was $1,291 million higher than at December 31, 2025. The change in long-term debt primarily reflects the 2026 issuance of debentures ($1,300 million). See "Liquidity and Capital Resources - Cash Flows from Financing Activities" above and Note C to the Second Quarter Financial Statements.

Equity at June 30, 2026 was $1,530 million higher than at December 31, 2025. The change in equity primarily reflects net income for the six months ended June 30, 2026 ($1,029 million), capital contributions from Con Edison ($1,114 million) in 2026 and a change in stock awards ($4 million), offset in part by common stock dividends to Con Edison ($617 million) in 2026.

O&R
Net plant at June 30, 2026 was $153 million higher than at December 31, 2025. The change in net plant primarily reflects an increase in electric ($90 million), gas ($55 million) and general ($11 million) plant balances, and construction work in progress ($39 million), offset by an increase in accumulated depreciation ($42 million).

Other noncurrent assets at June 30, 2026 were $30 million higher than at December 31, 2025. The change in other noncurrent assets primarily reflects an increase in regulatory assets ($23 million), pension and retiree benefits ($4 million) and other deferred charges and noncurrent assets ($4 million).

Current liabilities at June 30, 2026 were $40 million lower than at December 31, 2025. The change in current liabilities primarily reflects a decrease in accounts payable ($38 million) and accrued taxes to affiliated companies ($4 million).

Noncurrent liabilities at June 30, 2026 were $44 million higher than at December 31, 2025. The change in noncurrent liabilities primarily reflects an increase in deferred income taxes and unamortized investment tax credits ($29 million), regulatory liabilities ($12 million) and other deferred credits and noncurrent liabilities ($3 million), offset in part by fair value of derivative liabilities ($2 million).

Equity at June 30, 2026 was $172 million higher than at December 31, 2025. The change in equity primarily reflects net income for the six months ended June 30, 2026 ($59 million) and capital contributions from Con Edison ($150 million) in 2026, offset in part by common stock dividends to Con Edison ($35 million) in 2026 and other comprehensive loss ($2 million).

Con Edison Transmission
Current assets at June 30, 2026 were $30 million higher than at December 31, 2025. The increase in current assets primarily reflects higher tax receivable associated with the sale of Con Edison Transmission's equity interest in MVP ($30 million).

Investments at June 30, 2026 were $136 million lower than at December 31, 2025. The decrease in investments primarily reflects the sale of the equity interest in MVP ($168 million) offset in part by additional investment in and earnings from New York Transco ($32 million).

Current liabilities at June 30, 2026 were $16 million lower than at December 31, 2025. The decrease in current liabilities primarily reflects transaction costs associated with the sale of the equity interest in MVP that were settled in January 2026 ($16 million).

Noncurrent liabilities at June 30, 2026 were $91 million higher than at December 31, 2025. The change in noncurrent liabilities primarily reflects the increase in accumulated deferred income taxes ($81 million) and reversal of the regulatory asset for future income taxes ($11 million) related to the sale of the equity interest in MVP.

Equity at June 30, 2026 was $182 million lower than at December 31, 2025. The change in equity primarily reflects common stock dividends to Con Edison ($332 million), offset in part by net income for the six months ended June 30, 2026 ($150 million).

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

Environmental Matters
New York State's Clean Energy Goals
In May 2026, New York State enacted amendments to the Climate Leadership and Community Protection Act
(CLCPA) as part of the state’s fiscal year 2026–2027 budget. The amendments modify the CLCPA’s implementation framework by, among other things, extending to December 31, 2028 the deadline for the New York State
Department of Environmental Conservation (NYSDEC) to promulgate implementing regulations and directs the NYSDEC to consider factors such as feasibility, affordability, economic competitiveness and reliability in developing any such regulations. The amendments also revise the state’s interim greenhouse gas emissions reduction framework by eliminating the emission reductions for 2030 and replacing them with emission reductions of 60 percent from 1990 levels by 2040. The amendments maintain the statutory requirement for the NYSDEC to promulgate rules establishing a statewide greenhouse gas emissions limit of an 85 percent reduction below 1990 levels by 2050, to the maximum extent feasible and cost-effective, and did not change the renewable energy targets. The Utilities are unable to predict the impact that the implementation of this law will have on them.

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

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the capital expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at June 30, 2026, a 10 percent increase in interest rates applicable to its variable rate debt would result in an increase in annual interest expense of $5 million and $4 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

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

Con Edison estimates that, as of June 30, 2026, a 10 percent decline in market prices would result in a decline in fair value of $200 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $183 million is for CECONY and $17 million is for O&R. As of June 30, 2025, Con Edison estimated that a 10 percent decline in market prices would result in a decline in fair value of $153 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $141 million is for CECONY and $12 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

The Companies’ current investment policy for pension plan assets includes investment targets of 20 to 24 percent equity securities, 55 to 65 percent debt securities and 14 to 22 percent alternatives. At June 30, 2026, the pension plan investments consisted of 22 percent equity securities, 59 percent debt securities and 19 percent alternatives.

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

Item 5: Other Information
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Item 6: Exhibits
Con Edison

Exhibit 10.1.1
Equity Distribution Agreement relating to the Common Shares, dated May 8, 2026, among Con Edison, certain Sales Agents and certain Forward Purchasers. (Designated in Con Edison's Current Report on Form 8-K dated May 8, 2026 (File No. 1-14514) as Exhibit 1)

Exhibit 10.1.2	Amendment to the Consolidated Edison Retirement Plan, effective January 1, 2027.
Exhibit 31.1.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.1.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.1.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.1.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

CECONY

Exhibit 31.2.1	Rule 13a-14(a)/15d-14(a) Certifications – Chief Executive Officer.
Exhibit 31.2.2	Rule 13a-14(a)/15d-14(a) Certifications – Chief Financial Officer.
Exhibit 32.2.1	Section 1350 Certifications – Chief Executive Officer.
Exhibit 32.2.2	Section 1350 Certifications – Chief Financial Officer.
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
Exhibit 104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: August 6, 2026	By	/s/ Kirkland B. Andrews
Kirkland B. Andrews Senior Vice President, Chief Financial Officer and Duly Authorized Officer