Form 10-Q
period 2026-09-30
CONSOLIDATED EDISON INC; CONSOLIDATED EDISON CO OF NEW YORK INC
filed 2026-11-05
CIK 1047862, 23632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2026
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

As of October 31, 2026, Con Edison had outstanding 371,133,760 Common Shares ($.10 par value). All of the outstanding common equity of CECONY is held by Con Edison.

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

Consolidated Edison, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars/Except Share Data)	2026	2025	2026	2025
OPERATING REVENUES
Electric	$4,395	$4,040	$10,573	$9,718
Gas	455	433	2,890	2,686
Steam	62	56	612	517
Non-utility	1	1	3	3
TOTAL OPERATING REVENUES	4,913	4,530	14,078	12,924
OPERATING EXPENSES
Purchased power	1,040	905	2,633	2,276
Fuel	42	40	287	194
Gas purchased for resale	114	113	696	646
Other operations and maintenance	941	965	2,794	2,840
Depreciation and amortization	589	586	1,739	1,726
Taxes, other than income taxes	1,017	953	3,029	2,794
TOTAL OPERATING EXPENSES	3,743	3,562	11,178	10,476
OPERATING INCOME	1,170	968	2,900	2,448
Gain on sale of equity interest in Mountain Valley Pipeline, LLC	—	—	189	—
OTHER INCOME (DEDUCTIONS)
Investment income	10	18	39	51
Other income	142	208	432	623
Allowance for equity funds used during construction	27	16	74	52
Other deductions	(11)	(11)	(39)	(33)
TOTAL OTHER INCOME	168	231	506	693
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	1,338	1,199	3,595	3,141
INTEREST EXPENSE (INCOME)
Interest on long-term debt	326	292	946	875
Other interest expense	11	31	48	96
Allowance for borrowed funds used during construction	(20)	(14)	(56)	(49)
NET INTEREST EXPENSE	317	309	938	922
INCOME BEFORE INCOME TAX EXPENSE	1,021	890	2,657	2,219
INCOME TAX EXPENSE	255	202	659	493
NET INCOME	$766	$688	$1,998	$1,726
Net income per common share - basic	$2.07	$1.91	$5.44	$4.84
Net income per common share - diluted	$2.06	$1.90	$5.42	$4.83
AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC (IN MILLIONS)	370.1	360.7	367.0	356.4
AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED (IN MILLIONS)	371.7	361.9	368.5	357.6
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of Dollars)	2026	2025	2026	2025
NET INCOME	$766	$688	$1,998	$1,726
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	—	—	(3)	(12)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	—	(3)	(12)
COMPREHENSIVE INCOME	$766	$688	$1,995	$1,714
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2026	2025
OPERATING ACTIVITIES
Net income	$1,998	$1,726
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	1,739	1,726
Deferred income taxes	696	498
Rate case amortization and accruals	(82)	194
Common equity component of allowance for funds used during construction	(74)	(52)
Gain on sale of equity interest in Mountain Valley Pipeline, LLC	(189)	—
Other non-cash items, net	(52)	(107)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	49	103
Unbilled revenue and net unbilled revenue deferrals	(58)	18
Other receivables, net and other current assets	(141)	173
Taxes receivable	(29)	144
Prepayments	(868)	(700)
Accounts payable	(192)	(128)
Pensions and retiree benefits obligations, net	(350)	(423)
Pensions and retiree benefits contributions	(24)	(20)
Accrued taxes	(12)	(4)
Accrued interest	167	138
Superfund and other environmental costs, net	(8)	(10)
Distributions from equity investments	37	51
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(71)	(265)
Deferred credits, noncurrent liabilities and other regulatory liabilities	301	181
Other current liabilities	(12)	77
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,825	3,320
INVESTING ACTIVITIES
Utility capital expenditures	(4,051)	(3,460)
Cost of removal less salvage	(317)	(335)
Proceeds from sale of equity interest in Mountain Valley Pipeline, LLC	358	—
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	—	45
Other investing activities	(45)	(36)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(4,055)	(3,786)
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	(883)	(1,618)
Payment of short-term debt (Maturities greater than 90 days)	(300)	—
Borrowing under term loan	—	200
Repayment of term loan	(500)	—
Issuance of long-term debt	1,300	250
Debt issuance costs	(19)	(3)
Common stock dividends	(940)	(871)
Issuance of common shares - public offering	991	1,308
Issuance of common shares for stock plans	52	49
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(299)	(685)
CASH, TEMPORARY CASH INVESTMENTS, AND RESTRICTED CASH
NET CHANGE FOR THE PERIOD	(1,529)	(1,151)
BALANCE AT BEGINNING OF PERIOD	1,630	1,333
BALANCE AT END OF PERIOD	$101	$182
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid (received) during the period for:
Interest, net of capitalized interest	$733	$726
Income taxes	$7	$(167)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$915	$720
Issuance of common shares for dividend reinvestment	$36	$37
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$100	$1,629
Accounts receivable – customers, net allowance for uncollectible accounts of $456 and $507 in 2026 and 2025, respectively	2,575	2,583
Other receivables, net allowance for uncollectible accounts of $11 and $35 in 2026 and 2025, respectively	178	232
Accrued unbilled revenue	672	821
Taxes receivable	40	11
Fuel oil, gas in storage, materials and supplies, at average cost	547	530
Prepayments	1,249	381
Regulatory assets	227	103
Restricted cash	1	1
Revenue decoupling mechanism and other receivable	276	213
Fair value of derivative assets	199	86
Other current assets	161	160
TOTAL CURRENT ASSETS	6,225	6,750
INVESTMENTS	1,091	1,213
UTILITY PLANT, AT ORIGINAL COST
Electric	46,563	44,488
Gas	16,682	16,127
Steam	3,329	3,260
General	4,873	4,576
TOTAL	71,447	68,451
Less: Accumulated depreciation	17,232	16,463
Net	54,215	51,988
Construction work in progress	4,113	3,414
NET UTILITY PLANT	58,328	55,402
NON-UTILITY PLANT
Non-utility property, net accumulated depreciation of $25 in 2026 and 2025	2	1
NET PLANT	58,330	55,403
OTHER NONCURRENT ASSETS
Goodwill	406	406
Regulatory assets	5,706	5,599
Pension and retiree benefits	4,390	4,227
Operating lease right-of-use asset	455	489
Fair value of derivative assets	153	126
Other deferred charges and noncurrent assets	434	390
TOTAL OTHER NONCURRENT ASSETS	11,544	11,237
TOTAL ASSETS	$77,190	$74,603
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions, except per share amounts)	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$250
Term loan	—	500
Notes payable	392	1,575
Accounts payable	1,877	1,947
Customer deposits	570	498
Accrued taxes	92	104
Accrued interest	390	223
Accrued wages	144	140
Fair value of derivative liabilities	37	46
Regulatory liabilities	493	249
System benefit charge	376	415
Operating lease liabilities	125	123
Customer credits	270	253
Other current liabilities	266	291
TOTAL CURRENT LIABILITIES	5,282	6,614
NONCURRENT LIABILITIES
Provision for injuries and damages	190	201
Pensions and retiree benefits	578	564
Superfund and other environmental costs	1,072	1,079
Asset retirement obligations	494	478
Fair value of derivative liabilities	3	8
Deferred income taxes and unamortized investment tax credits	10,407	9,619
Operating lease liabilities	378	377
Regulatory liabilities	5,041	5,374
Other deferred credits and noncurrent liabilities	606	548
TOTAL NONCURRENT LIABILITIES	18,769	18,248
LONG-TERM DEBT	26,844	25,551
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note B, Note G, and Note H)
SHAREHOLDERS' EQUITY
Common stock, $0.10 par value, 500 shares authorized, shares outstanding of 371 and 361, respectively	40	39
Treasury stock, $0.10 par value, 34 shares	(2,017)	(2,017)
Additional paid-in-capital	12,534	11,436
Retained earnings	15,879	14,857
Accumulated other comprehensive income	12	15
Capital stock expense	(153)	(140)
TOTAL SHAREHOLDERS’ EQUITY	26,295	24,190
TOTAL LIABILITIES AND EQUITY	$77,190	$74,603
The accompanying notes are an integral part of these financial statements.

Consolidated Edison, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In Millions, except for dividends per share)	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	347	$38	$9,986	$14,048	34	$(2,017)	$(122)	$29	$21,962
Net income				791					791
Common stock dividends ($0.85 per share)				(295)					(295)
Issuance of common shares - public offering	13		1,326				(18)		1,308
Issuance of common shares for stock plans		1	28						29
Other comprehensive loss								(12)	(12)
BALANCE AS OF MARCH 31, 2025	360	$39	$11,340	$14,544	34	$(2,017)	$(140)	$17	$23,783
Net income				246					246
Common stock dividends ($0.85 per share)				(306)					(306)
Issuance of common shares for stock plans	1		30						30
Stock awards			3						3
BALANCE AS OF JUNE 30, 2025	361	$39	$11,373	$14,484	34	$(2,017)	$(140)	$17	$23,756
Net income				688					688
Common stock dividends ($0.85 per share)				(307)					(307)
Issuance of common shares for stock plans			29						29
Stock awards			2						2
BALANCE AS OF SEPTEMBER 30, 2025	361	$39	$11,404	$14,865	34	$(2,017)	$(140)	$17	$24,168

BALANCE AS OF DECEMBER 31, 2025	361	$39	$11,436	$14,857	34	$(2,017)	$(140)	$15	$24,190
Net income				924					924
Common stock dividends ($0.89 per share)				(320)					(320)
Issuance of common shares - public offering	7		776						776
Issuance of common shares for stock plans		1	35				(9)		27
Stock awards			2						2
Other comprehensive loss								(3)	(3)
BALANCE AS OF MARCH 31, 2026	368	$40	$12,249	$15,461	34	$(2,017)	$(149)	$12	$25,596
Net income				308					308
Common stock dividends ($0.89 per share)				(328)					(328)
Issuance of common shares - public offering	1		108				(1)		107
Issuance of common shares for stock plans	1		34				(1)		33
Stock awards			3						3
BALANCE AS OF JUNE 30, 2026	370	$40	$12,394	$15,441	34	$(2,017)	$(151)	$12	$25,719
Net income				766					766
Common stock dividends ($0.89 per share)				(328)					(328)
Issuance of common shares - public offering	1		109				(1)		108
Issuance of common shares for stock plans			28				(1)		27
Stock awards			3						3
BALANCE AS OF SEPTEMBER 30, 2026	371	$40	$12,534	$15,879	34	$(2,017)	$(153)	$12	$26,295
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2026	2025	2026	2025
OPERATING REVENUES
Electric	$4,073	$3,733	$9,765	$9,000
Gas	412	392	2,629	2,446
Steam	62	56	612	517
TOTAL OPERATING REVENUES	4,547	4,181	13,006	11,963
OPERATING EXPENSES
Purchased power	914	777	2,288	1,991
Fuel	42	40	287	194
Gas purchased for resale	98	97	594	551
Other operations and maintenance	840	871	2,498	2,551
Depreciation and amortization	553	554	1,635	1,631
Taxes, other than income taxes	990	928	2,948	2,717
TOTAL OPERATING EXPENSES	3,437	3,267	10,250	9,635
OPERATING INCOME	1,110	914	2,756	2,328
OTHER INCOME (DEDUCTIONS)
Investment and other income	135	198	410	590
Allowance for equity funds used during construction	23	14	63	48
Other deductions	(11)	(11)	(33)	(30)
TOTAL OTHER INCOME	147	201	440	608
INCOME BEFORE INTEREST AND INCOME TAX EXPENSE	1,257	1,115	3,196	2,936
INTEREST EXPENSE (INCOME)
Interest on long-term debt	307	276	891	830
Other interest expense	7	25	37	83
Allowance for borrowed funds used during construction	(17)	(12)	(50)	(45)
NET INTEREST EXPENSE	297	289	878	868
INCOME BEFORE INCOME TAX EXPENSE	960	826	2,318	2,068
INCOME TAX EXPENSE	241	187	570	462
NET INCOME	$719	$639	$1,748	$1,606
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2026	2025	2026	2025
NET INCOME	$719	$639	$1,748	$1,606
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Pension and other postretirement benefit plan liability adjustments, net of taxes	(1)	—	(1)	(8)
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAXES	(1)	—	(1)	(8)
COMPREHENSIVE INCOME	$718	$639	$1,747	$1,598
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
(Millions of Dollars)	2026	2025
OPERATING ACTIVITIES
Net income	$1,748	$1,606
PRINCIPAL NON-CASH CHARGES (CREDITS) TO INCOME
Depreciation and amortization	1,635	1,631
Deferred income taxes	685	365
Rate case amortization and accruals	(81)	197
Common equity component of allowance for funds used during construction	(63)	(48)
Other non-cash items, net	(17)	(60)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable – customers, net	43	104
Other receivables, net and other current assets	(125)	99
Unbilled revenue and net unbilled revenue deferrals	(60)	12
Accounts receivable from (to) affiliated companies	(82)	321
Prepayments	(846)	(668)
Accounts payable	(217)	(114)
Accounts payable from (to) affiliated companies	(1)	(4)
Pensions and retiree benefits obligations, net	(341)	(404)
Pensions and retiree benefits contributions	(22)	(20)
Superfund and other environmental costs, net	(12)	(13)
Accrued taxes	(9)	(4)
Accrued interest	158	133
Deferred charges, noncurrent assets, leases, net and other regulatory assets	(45)	(283)
Deferred credits, noncurrent liabilities and other regulatory liabilities	234	172
Other current liabilities	(9)	89
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,573	3,111
INVESTING ACTIVITIES
Utility capital expenditures	(3,671)	(3,169)
Cost of removal less salvage	(310)	(328)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(3,981)	(3,497)
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	(857)	(1,450)
Payment of short-term debt (Maturities greater than 90 days)	(300)	—
Borrowing under term loan	—	200
Repayment of term loan	(500)	—
Issuance of long-term debt	1,300	—
Debt issuance costs	(19)	(2)
Capital contribution by Con Edison	1,155	1,275
Dividend to Con Edison	(926)	(852)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(147)	(829)
CASH AND TEMPORARY CASH INVESTMENTS
NET CHANGE FOR THE PERIOD	(1,555)	(1,215)
BALANCE AT BEGINNING OF PERIOD	1,581	1,254
BALANCE AT END OF PERIOD	$26	$39
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid (received) during the period for:
Interest, net of capitalized interest	$683	$677
Income taxes	$(7)	$(183)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Capital expenditures in accounts payable	$844	$658
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions of Dollars)	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and temporary cash investments	$26	$1,581
Accounts receivable – customers, net allowance for uncollectible accounts of $450 and $500 in 2026 and 2025, respectively	2,467	2,470
Other receivables, net allowance for uncollectible accounts of $9 and $27 in 2026 and 2025, respectively	143	213
Accrued unbilled revenue	622	769
Accounts receivable from affiliated companies	152	70
Fuel oil, gas in storage, materials and supplies, at average cost	489	477
Prepayments	1,175	329
Regulatory assets	218	95
Revenue decoupling mechanism and other receivable	275	202
Fair value of derivative assets	181	74
Other current assets	156	153
TOTAL CURRENT ASSETS	5,904	6,433
INVESTMENTS	726	725
UTILITY PLANT, AT ORIGINAL COST
Electric	43,800	41,853
Gas	15,314	14,851
Steam	3,329	3,260
General	4,427	4,226
TOTAL	66,870	64,190
Less: Accumulated depreciation	16,024	15,321
Net	50,846	48,869
Construction work in progress	3,649	2,991
NET UTILITY PLANT	54,495	51,860
NON-UTILITY PROPERTY
Non-utility property, net accumulated depreciation of $25 in 2026 and 2025	1	1
NET PLANT	54,496	51,861
OTHER NONCURRENT ASSETS
Regulatory assets	5,300	5,235
Operating lease right-of-use asset	455	488
Pension and retiree benefits	4,264	4,106
Fair value of derivative assets	147	117
Other deferred charges and noncurrent assets	394	351
TOTAL OTHER NONCURRENT ASSETS	10,560	10,297
TOTAL ASSETS	$71,686	$69,316
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

(Millions, except per share amounts)	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Long-term debt due within one year	$250	$250
Term loan	—	500
Notes payable	83	1,240
Accounts payable	1,668	1,752
Accounts payable to affiliated companies	34	35
Customer deposits	550	481
Accrued taxes	86	95
Accrued taxes to affiliated companies	2	2
Accrued interest	364	206
Accrued wages	132	128
Fair value of derivative liabilities	30	41
Regulatory liabilities	397	205
System benefit charge	349	382
Operating lease liabilities	124	122
Customer credits	270	253
Other current liabilities	227	252
TOTAL CURRENT LIABILITIES	4,566	5,944
NONCURRENT LIABILITIES
Provision for injuries and damages	185	197
Pensions and retiree benefits	538	522
Superfund and other environmental costs	974	980
Asset retirement obligations	491	476
Fair value of derivative liabilities	2	6
Deferred income taxes and unamortized investment tax credits	10,180	9,400
Operating lease liabilities	378	377
Regulatory liabilities	4,515	4,879
Other deferred credits and noncurrent liabilities	485	438
TOTAL NONCURRENT LIABILITIES	17,748	17,275
LONG-TERM DEBT	25,353	24,060
COMMITMENTS AND CONTINGENCIES (Note B, Note G and Note H)
SHAREHOLDER’S EQUITY
Common stock, $2.50 par value, 340 shares authorized, shares outstanding of 235	589	589
Repurchased Con Edison Stock	(962)	(962)
Additional paid-in-capital	11,773	10,604
Retained earnings	12,709	11,887
Accumulated other comprehensive loss	(4)	(3)
Capital stock expense	(86)	(78)
TOTAL SHAREHOLDER’S EQUITY	24,019	22,037
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$71,686	$69,316
The accompanying notes are an integral part of these financial statements.

Consolidated Edison Company of New York, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Repurchased Con Edison Stock	Capital Stock Expense	Accumulated Other Comprehensive Income (Loss)	Total
(In Millions)	Shares	Amount
BALANCE AS OF DECEMBER 31, 2024	235	$589	$9,281	$11,115	$(962)	$(62)	$10	$19,971
Net income				745				745
Common stock dividend to Con Edison				(284)				(284)
Capital contribution by Con Edison			1,241			(16)		1,225
Other comprehensive loss							(8)	(8)
BALANCE AS OF MARCH 31, 2025	235	$589	$10,522	$11,576	$(962)	$(78)	$2	$21,649
Net income				222				222
Common stock dividend to Con Edison				(284)				(284)
Capital contribution by Con Edison			25					25
Stock awards			3					3
BALANCE AS OF JUNE 30, 2025	235	$589	$10,550	$11,514	$(962)	$(78)	$2	$21,615
Net income				639				639
Common stock dividend to Con Edison				(284)				(284)
Capital contribution by Con Edison			25					25
Stock awards			2					2
BALANCE AS OF SEPTEMBER 30, 2025	235	$589	$10,577	$11,869	$(962)	$(78)	$2	$21,997

BALANCE AS OF DECEMBER 31, 2025	235	$589	$10,604	$11,887	$(962)	$(78)	$(3)	$22,037
Net income				733				733
Common stock dividend to Con Edison				(309)				(309)
Capital contribution by Con Edison			988			(7)		981
Stock awards			2					2
BALANCE AS OF MARCH 31, 2026	235	$589	$11,594	$12,311	$(962)	$(85)	$(3)	$23,444
Net income				296				296
Common stock dividend to Con Edison				(308)				(308)
Capital contribution by Con Edison			134			(1)		133
Stock awards			2					2
BALANCE AS OF JUNE 30, 2026	235	$589	$11,730	$12,299	$(962)	$(86)	$(3)	$23,567
Net income				719				719
Common stock dividend to Con Edison				(309)				(309)
Capital contribution by Con Edison			41					41
Stock awards			2					2
Other comprehensive loss							(1)	(1)
BALANCE AS OF SEPTEMBER 30, 2026	235	$589	$11,773	$12,709	$(962)	$(86)	$(4)	$24,019

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
The separate interim consolidated financial statements of each of the Companies are unaudited but, in the opinion of their respective managements, reflect all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The Companies’ separate interim consolidated financial statements should be read together with their separate audited financial statements (including the combined notes thereto) included in Item 8 of their combined Annual Report on Form 10-K for the year ended December 31, 2025, and their separate unaudited financial statements (including the combined notes thereto) included in Part I, Item 1 of their combined Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026.

Con Edison has two regulated utility subsidiaries: CECONY and O&R. CECONY provides electric service and gas service in New York City and Westchester County. The company also provides steam service in parts of Manhattan. O&R, along with its regulated utility subsidiary, provides electric service in southeastern New York and northern New Jersey and gas service in southeastern New York. Con Edison Transmission develops and owns interests in electric transmission projects. See “Investments” in Note A.

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

In October 2026, CECONY and Con Edison Transmission completed the sale of their interests in Honeoye Storage Corporation (Honeoye) for $5 million in aggregate, of which approximately $1.5 million was attributed to CECONY, before certain closing adjustments and expenses.

Investment in Mountain Valley Pipeline, LLC (MVP)
During the first quarter of 2026, Con Edison Transmission completed the sale of its approximately 6.6 percent equity interest in MVP to the two founding members of MVP for total aggregate consideration of $357.5 million, before certain closing adjustments and expenses. Prior to the sale, Con Edison recorded its pro rata share of earnings from its equity interest in MVP, adjusted for accretion of the basis difference and income taxes, on its consolidated income statement of $7 million ($5 million after-tax) and $22 million ($16 million after-tax) for the nine months ended September 30, 2026 and 2025, respectively. See Note Q for further information.

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

For the three and nine months ended September 30, 2026 and 2025, basic and diluted EPS for Con Edison are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars, except per share amounts/Shares in Millions)	2026	2025	2026	2025
Net income	$766	$688	$1,998	$1,726
Weighted average common shares outstanding – basic	370.1	360.7	367.0	356.4
Add: Incremental shares attributable to effect of potentially dilutive securities	1.6	1.2	1.5	1.2
Adjusted weighted average common shares outstanding – diluted	371.7	361.9	368.5	357.6
Net Income per common share – basic	$2.07	$1.91	$5.44	$4.84
Net Income per common share – diluted	$2.06	$1.90	$5.42	$4.83

The computation of diluted EPS for the three and nine months ended September 30, 2026 and 2025 excluded an immaterial number of securities because of their anti-dilutive effect.

Reconciliation of Cash, Temporary Cash Investments and Restricted Cash
Cash, temporary cash investments and restricted cash are presented on a combined basis in the Companies’ consolidated statements of cash flows. At September 30, 2026 and 2025, Con Edison and CECONY did not have material restricted cash balances.

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
The Companies enter into arrangements including leases, partnerships and electricity purchase agreements with various entities. As a result of these arrangements, the Companies retain or may retain a variable interest in these entities.
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

Note B – Regulatory Matters
Rate Plans

CECONY – Steam

On September 4, 2026, CECONY, the New York State Department of Public Service (NYSDPS) and other parties entered into a joint proposal for a CECONY steam rate plan for the three-year period November 1, 2026 through October 31, 2029 (the Joint Proposal). The Joint Proposal is subject to approval by the New York State Public Service Commission (NYSPSC). The following table contains a summary of the Joint Proposal.

CECONY – Steam
Effective period	November 2026 – October 2029
Base rate changes	Yr. 1 – $13 million (a) Yr. 2 – $42 million (a) Yr. 3 – $39 million (a)
Capital expenditures	Yr. 1 – $143 million Yr. 2 – $127 million Yr. 3 – $126 million
Amortizations to income of net regulatory (assets) and liabilities	Yr. 1 – $8 million (b) Yr. 2 – $8 million (b) Yr. 3 – $8 million (b)
Weather Normalization Adjustment	Continuation of a weather normalization adjustment to reflect normal weather conditions during the heating season.
Recoverable energy costs	Continuation of current rate recovery of purchased power and fuel costs.
Negative revenue adjustments	Potential charges if certain performance targets relating to service, reliability, safety and other matters are not met: Yr. 1 – $4.3 million Yr. 2 – $4.5 million Yr. 3 – $4.7 million
Regulatory reconciliations (c)
Reconciliation of expenses for pension and other postretirement benefits, variable-rate debt, property taxes (d), municipal infrastructure support costs (e) and environmental site investigation and remediation to amounts reflected in rates.

Net utility plant reconciliations	Yr. 1 – $2,147 million Yr. 2 – $2,165 million Yr. 3 – $2,145 million
Average rate base	Yr. 1 – $2,118 million Yr. 2 – $2,234 million Yr. 3 – $2,311 million
Weighted average cost of capital (after-tax)	Yr. 1 – 7.07 percent Yr. 2 – 7.14 percent Yr. 3 – 7.19 percent
Authorized return on common equity	9.5 percent
Earnings sharing	Most earnings above an annual earnings threshold of 10 percent are to be applied to reduce regulatory assets for environmental remediation and other costs accumulated in the rate year.
Cost of long-term debt	Yr. 1 – 4.86 percent Yr. 2 – 5.00 percent Yr. 3 – 5.10 percent
Common equity ratio	48 percent

(a)The base rate increases shown above will be implemented on a shaped bill impact basis resulting in a consistent total bill impact of 3.5 percent each year with corresponding base rate increases of $26.6 million in Yr. 1; $27.5 million in Yr. 2; and $28.5 million in Yr. 3. New rates were effective as of November 1, 2026. CECONY will begin billing customers at the new shaped rate once the Joint Proposal is approved by the NYSPSC. Any shortfall in revenues due to the timing of billing to customers will be collected through a surcharge.
(b)Amounts reflect amortization of the protected portion of the regulatory liability for excess deferred income taxes allocable to CECONY’s steam customers over the remaining lives of the related assets ($6 million in Yr. 1; $7 million in Yr. 2; and $7 million in Yr. 3).
(c)$0.5 million in annual steam revenue requirement ($1.5 million over three years) will be recovered through a rate adjustment mechanism, subject to refund to customers relating to the NYSDPS’ review of CECONY’s steam main welds. See “Other Regulatory Matters,” below.

(d)If the level of actual expense for property taxes, excluding the effect of property tax refunds, varies in any rate year from the projected level provided in rates, the full amount of the variation will be recovered from or credited to customers via surcharge/surcredit. Surcharge recoveries will be subject to an annual cap that produces no more than a half percent (0.5 percent) total customer bill impact (estimated to be $3.8 million, $3.9 million, $4.0 million for Yr. 1, Yr. 2 and Yr. 3, respectively). Amounts in excess of the annual surcharge cap in a specific year may be rolled forward for recovery and will count towards the following year’s surcharge cap. Amounts in excess of the surcharge cap will be deferred as a regulatory asset for recovery in CECONY’s next steam base rate case.
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

In June 2026, as part of New Jersey State's Fiscal Year 2027 Budget, the state allocated $10.68 million to provide bill credits to eligible residential customers of RECO.

Also in June 2026, the NJBPU issued orders that established a residential universal bill credit and a residential energy assistance credit, in an aggregate amount of approximately $2 million for qualified customers of RECO to be funded by New Jersey.

In May 2026, the NJBPU ordered the owners of certain New Jersey nuclear generating facilities to refund amounts associated with federal production tax credits and Zero Emission Certificate payments to New Jersey electric utilities, including approximately $6.3 million allocated to RECO. Pursuant to the order, RECO has received the refund from the nuclear plant owners and will return the funds to its customers through bill credits over a twelve-month period that began June 1, 2026.

Other Regulatory Matters
In October 2026, CECONY and O&R each filed responses to a July 2026 NYSPSC order directing New York utilities, including CECONY and O&R, to show cause why the NYSPSC should not commence a prudence review and an administrative penalty proceeding related to alleged deficiencies in electric vehicle make-ready program data collection and reporting. The Utilities are unable to estimate the amount or range of possible loss related to this matter.

In May 2026, a woman died after falling into a manhole with a dislodged cover in Midtown Manhattan. A lawsuit has been filed against CECONY seeking unspecified compensatory and punitive damages under multiple causes of action. CECONY continues to provide information to the NYSDPS and has notified its insurers of the incident and lawsuit. CECONY believes that its applicable insurance policies will satisfy any liability it may have in connection with the lawsuit, to the extent such liability exceeds the required self-retention amount, which amount is not material. CECONY is unable to estimate the amount or range of loss and cannot predict whether any other legal or regulatory actions may arise concerning this matter.

In January 2023, CECONY initiated a review of welds on certain gas and steam mains following the company’s discovery of a leak from a gas main weld in Queens, New York. During the course of its review thus far, CECONY discovered non-conforming gas and steam main welds. The non-conforming welds are not expected to have a significant impact on operations. New York regulations require utilities to perform and record weld films for certain gas and steam main welds. Upon reviewing these films, CECONY determined that in some instances third-party contractors engaged in misconduct by substituting duplicate weld films for different welds, while another third-party contractor had created poor quality weld films. CECONY voluntarily disclosed its initial review and findings to the NYSDPS which, in turn, initiated its own investigation into CECONY’s compliance with weld requirements under the New York State Public Service Law and the prudence of CECONY’s oversight of the weld testing process that could result in adverse regulatory action against the company. CECONY continues to investigate this matter, is remediating and monitoring non-conforming welds and continues to cooperate with the NYSDPS in its investigation. During the time period CECONY disclosed the issue to the NYSDPS, it also reported the contractors’ misconduct to law enforcement. In August 2025, two employees of the third-party contractors were indicted in the U.S. District Court for the Southern District of New York for wire fraud arising out of their scheme to defraud CECONY. Given the nature of the non-conforming welds identified, CECONY does not anticipate significant impact to the operation of its gas and steam mains. CECONY's authorized gas rate plan for the three-year period January 2026 through December 2028 provides that $33.3 million in annual gas revenue requirement ($100 million in aggregate from 2026 through 2028) will be recovered through a rate adjustment mechanism that is subject to refund to customers relating to this matter. CECONY’s steam Joint Proposal provides that $0.5 million in annual steam revenue requirement ($1.5 million in aggregate from November 2026 through October 2029) will be recovered through a rate adjustment mechanism that is subject to refund to customers relating to this matter. CECONY is unable to estimate the amount or range of its possible loss related to this matter.

In January 2018, the NYSPSC issued an order initiating a focused operations audit of the Utilities’ financial accounting for income taxes. The audit is investigating the Utilities’ inadvertent understatement of a portion, the amount of which may be material, of their calculation of total federal income tax expense for ratemaking purposes related to the calculation of plant retirement-related cost of removal. As a result of such understatement, the Utilities accumulated significant income tax regulatory assets ($1,000 million and $6 million for CECONY and O&R, respectively, as of September 30, 2026 and $1,049 million and $10 million for CECONY and O&R, respectively, as of December 31, 2025) which are not earning a return. While the Utilities have properly calculated and paid their federal income taxes and there is no uncertain tax position related to this matter, this understatement of historical income tax expense materially reduced the amount of revenue collected from the Utilities' customers in the past relative to what it should have been. The Utilities’ rate plans have reflected the correct amount of federal income taxes recoverable from customers, including a proportionate recovery of the regulatory asset, beginning with O&R’s rate plans effective November 2015, CECONY’s electric and gas rate plans effective January 2017, and CECONY’s steam plan effective November 2023. As part of the audit, the Utilities plan to pursue a private letter ruling from the Internal Revenue Service (IRS) confirming that the Utilities’ inadvertent understatement of prior years’ income tax expense constitutes a normalization violation that can be cured through an increase in future years’ revenue requirements until such time as the regulatory asset is fully recovered in rates, and not through a write-down of all or a portion of the Utilities’ regulatory asset. Under Accounting Standards Codification Topic (ASC) 740, the Utilities recorded an unfunded deferred federal income tax liability (with a gross-up amount) and a corresponding regulatory asset. The income tax regulatory assets are netted against the related regulatory liability for future income tax and are shown in the line “Future income tax” in the following table of Regulatory Assets and Liabilities and on the Companies’ consolidated balance sheets in the line “Regulatory liabilities.” Management’s assessment is that the income tax regulatory assets as of September 30, 2026 are probable of collection through future rates. The IRS provides safe harbor relief for inadvertent normalization violations through the jurisdictional rate setting process of including in rates adequate revenue to fully recover the deferred tax balance. However, the Utilities would record a liability or impair a portion of the regulatory assets associated with this understatement if the NYSPSC were to issue an order that required the Utilities to write off all or a portion of their existing regulatory asset. The Utilities are unable to estimate the amount or range of their possible loss related to this matter. At September 30, 2026, the Utilities had not accrued a liability related to this matter.

Regulatory Assets and Liabilities
Regulatory assets and liabilities at September 30, 2026 and December 31, 2025 were comprised of the following items:

	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Regulatory assets
Energy efficiency and other clean energy programs (a)	$2,116	$1,994	$1,994	$1,893
Environmental investigation and remediation costs	1,076	1,079	986	987
Customer account deferrals (b)	975	1,089	974	1,084
Revenue taxes	700	638	669	611
Legacy meters	366	382	354	370
Property tax reconciliation (c)	116	101	104	97
Deferred storm costs (d)	93	85	29	1
Pension and other postretirement employee benefits deferrals	31	—	8	—
Deferred derivative losses-long-term	17	18	15	15
Unrecognized pension and other postretirement costs (e)	7	4	—	—
Other	209	209	167	177
Regulatory assets - noncurrent	5,706	5,599	5,300	5,235
Deferred derivative losses - short term	123	97	115	90
Recoverable energy costs current	104	6	103	5
Regulatory assets - current	227	103	218	95
Total Regulatory Assets	$5,933	$5,702	$5,518	$5,330
Regulatory liabilities
Allowance for cost of removal less salvage (f)	$1,775	$1,686	$1,546	$1,468
Future income tax*	1,079	1,120	969	1,015
Unrecognized other postretirement benefit costs (e)	753	873	689	806
Net unbilled revenue deferrals	241	397	241	397
Pension and other postretirement employee benefit deferrals	171	356	121	313
Deferred derivative gains – long term	142	119	135	109
System benefit charge carrying charge	97	108	89	100
Late payment charge deferral	77	192	77	191
Storm reserve passback	56	80	56	80
Settlement of prudence proceeding (g)	6	8	6	8
Other	644	435	586	392
Regulatory liabilities - noncurrent	5,041	5,374	4,515	4,879
Deferred derivative gains – short-term	282	165	259	152
Revenue decoupling mechanism liabilities	120	13	92	—
Refundable energy costs current	91	71	46	53
Regulatory liabilities - current	493	249	397	205
Total Regulatory Liabilities	$5,534	$5,623	$4,912	$5,084
* See "Other Regulatory Matters" above.

(a) Energy Efficiency and Other Clean Energy Programs represent programs designed to increase energy efficiency achievements and other clean energy transformation efforts.

(b) Customer account deferrals include (1) deferrals under CECONY and O&R's electric and gas rate plans for the reconciliation of write-offs of customer accounts receivable balances to amounts reflected in rates as well as for increases to the allowance for uncollectible accounts receivable and (2) deferral related to the arrears relief programs. Amounts deferred under the arrears relief programs were $212.9 million and immaterial for CECONY and O&R at September 30, 2026, respectively, and $262.9 million and $0.8 million at December 31, 2025, respectively, and receive a return at the pre-tax weighted average cost of capital. The recovery period for the CECONY arrears relief programs will end in 2033.

(c) Property tax reconciliation represents the amount deferred between actual property taxes incurred and the level included in rates subject to the provisions of the respective rate plans.

(d) Deferred storm costs represent response and restoration costs, other than capital expenditures, in connection with major storms that were deferred by the Utilities.

(e) Unrecognized pension and other postretirement costs represent the deferrals associated with the accounting rules for retirement benefits.

(f) Allowance for cost of removal less salvage represents cash previously collected from customers to fund future anticipated removal expenditures.

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

In general, the Utilities are receiving or being credited with a return on their regulatory assets for which a cash outflow has been made ($3,595 million and $3,421 million for Con Edison, and $3,331 million and $3,193 million for CECONY at September 30, 2026 and December 31, 2025, respectively). Regulatory liabilities are treated in a consistent manner. Regulatory assets of RECO for which a cash outflow has been made ($48 million at September 30, 2026 and $41 million at December 31, 2025) are not receiving or being credited with a return. RECO recovers regulatory assets over a period of up to four years or until they are addressed in its next base rate case in accordance with the rate provisions approved by the NJBPU. Regulatory liabilities are treated in a consistent manner.

Regulatory assets that represent future financial obligations and were deferred in accordance with the Utilities’ rate plans or orders issued by state regulators do not earn a return until such time as a cash outlay has been made. Regulatory liabilities are treated in a consistent manner. At September 30, 2026 and December 31, 2025, regulatory assets for Con Edison and CECONY that did not earn a return consisted of the following items:
Regulatory Assets Not Earning a Return*

	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Environmental investigation and remediation costs	$1,064	$1,072	$974	$980
Revenue taxes	671	621	642	595
Deferral for uncollectible accounts receivable	376	427	374	426
Deferred derivative losses - short-term	123	97	115	90
Deferred derivative losses - long-term	17	18	15	15
Unrecognized pension and other postretirement costs	7	4	—	—
Other	80	42	67	31
Total	$2,338	$2,281	$2,187	$2,137
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

Note C – Capitalization
In May 2026, Con Edison entered into an equity distribution agreement (EDA), pursuant to which Con Edison may sell, from time to time, up to an aggregate sales price of $2.0 billion of its common stock through an at-the-market (ATM) equity offering program (ATM Program), including an equity forward sales component. Con Edison subsequently entered into forward sale agreements under the ATM Program and as of September 30, 2026, the ATM Program had approximately $1.7 billion of common stock available for issuance.

The following table shows ATM equity issuances pursuant to forward sale agreements executed during May 2026 and August 2026.

Tranche	Shares Priced	Initial Forward Price
1	1,074,178 (a)	$105.7586
2	889,415 (b)	$104.6730
3	1,074,617 (c)	$106.3792
(a) In June 2026, Con Edison physically settled a portion of Tranche 1, as described below. In September 2026, Con Edison physically settled the remaining portion of Tranche 1, as described below.
(b) In September 2026, Con Edison physically settled all of Tranche 2, as described below.
(c) In September 2026, Con Edison physically settled a portion of Tranche 3, as described below.

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

Through September 30, 2026, Con Edison executed forward sale agreements pursuant to the ATM program for 3,038,210 common shares and physically settled a portion of its outstanding equity forwards under the ATM program by delivering 2,047,593 shares of its common stock in exchange for cash proceeds of approximately $216 million. Specifically in June 2026, Con Edison physically settled a portion of Tranche 1 by delivering 1,018,307 shares of its common stock in exchange for total net cash proceeds of approximately $108 million. In September 2026, Con Edison physically settled the remaining portion of Tranche 1 by delivering 55,871 shares of its common stock in exchange for total net cash proceeds of approximately $6 million. In September 2026, Con Edison physically settled all of Tranche 2 by delivering 889,415 shares of its common stock in exchange for total net cash proceeds of approximately $93 million. In September 2026, Con Edison physically settled a portion of Tranche 3 by delivering 84,000 shares of its common stock in exchange for total net cash proceeds of approximately $9 million.

In March 2026, Con Edison issued 7,000,000 shares of its common stock for approximately $776 million upon physical settlement of a forward sale agreement entered into by the company in February 2026.

In June 2026, CECONY issued $450 million aggregate principal amount of 5.15 percent debentures, due 2036 and $850 million aggregate principal amount of 5.875 percent debentures, due 2056.

In October 2026, O&R issued $100 million principal amount of 6.62 percent debentures, due 2056, and agreed to issue $75 million principal amount of 6.62 percent debentures, due 2056, in December 2026.

The carrying amounts and fair values of long-term debt at September 30, 2026 and December 31, 2025 were:

(Millions of Dollars)	2026		2025
Long-Term Debt (including current portion) (a)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Con Edison	$27,094	$22,809	$25,801	$23,633
CECONY	$25,603	$21,570	$24,310	$22,291
(a)Amounts shown are net of unamortized debt expense and unamortized debt discount of $256 million and $247 million for Con Edison and CECONY, respectively, as of September 30, 2026 and $249 million and $240 million for Con Edison and CECONY, respectively, as of December 31, 2025.

The fair values of the Companies' long-term debt have been estimated primarily using available market information and at September 30, 2026 are classified as Level 2 liabilities. See Note O.

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

The banks’ commitments under the Credit Agreement are subject to certain conditions, including that there be no event of default or event which with notice or the lapse of time would become an event of default with respect to any company. The commitments are not subject to maintenance of credit rating levels or the absence of a material adverse change. Upon a change of control of, or upon an event of default by one of the companies, the banks may terminate their commitments with respect to that company, declare any amounts owed by that company immediately due and payable and require that company to provide cash collateral relating to the letters of credit issued for it under the Credit Agreement. Events of default for a company include, among other things, that company's failure to pay any principal of any loan or any draw under any letter of credit issued pursuant to the Credit Agreement when due; that company's failure to pay any interest or fees pursuant to the Credit Agreement within five days; that company's failure to meet certain covenants, including covenants that the company's ratio of consolidated debt to consolidated total capital not at any time exceed 0.65 to 1; the company creating, assuming or suffering a lien or other encumbrance on its assets exceeding 10 percent of that company's consolidated net tangible assets; that company failing to make one or more payments in respect of material financial obligations (in excess of $150 million in aggregate); the occurrence of an event or condition which results in the acceleration of the maturity of any material debt (in excess of $150 million in aggregate); and other customary events of default. At September 30, 2026 no loans or letters of credit were outstanding under the Credit Agreement, the March 2023 Credit Agreement or the March 2025 CECONY 364-Day Revolving Credit Agreement. The Companies were in compliance with their significant debt covenants at September 30, 2026.

In March 2026, CECONY repaid in full prior to maturity $500 million pursuant to a 364-Day Senior Unsecured Term Loan Agreement entered into by the company in November 2025.

At September 30, 2026, Con Edison had $392 million of commercial paper outstanding, of which $83 million of commercial paper was outstanding under CECONY’s program. The weighted average interest rate at September 30, 2026 was 4.1 percent for both Con Edison and CECONY. At December 31, 2025, Con Edison had $1,575 million of commercial paper outstanding, of which $1,240 million was outstanding under CECONY’s program. The weighted average interest rate at December 31, 2025 was 3.9 percent for both Con Edison and CECONY.

Note E – Pension Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic benefit credit for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Service cost – including administrative expenses	$45	$41	$42	$39
Interest cost on projected benefit obligation	167	169	158	159
Expected return on plan assets	(262)	(279)	(249)	(266)
Recognition of net actuarial gain	(22)	(66)	(22)	(63)
Recognition of prior service credit	(4)	(4)	(5)	(5)
TOTAL PERIODIC BENEFIT CREDIT	$(76)	$(139)	$(76)	$(136)
Cost capitalized	(25)	(25)	(24)	(24)
Reconciliation to rate level	(41)	(12)	(41)	(12)
Total credit recognized	$(142)	$(176)	$(141)	$(172)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Service cost – including administrative expenses	$135	$125	$128	$118
Interest cost on projected benefit obligation	501	507	473	477
Expected return on plan assets	(785)	(837)	(751)	(799)
Recognition of net actuarial gain	(66)	(199)	(65)	(189)
Recognition of prior service credit	(13)	(13)	(15)	(15)
TOTAL PERIODIC BENEFIT CREDIT	$(228)	$(417)	$(230)	$(408)
Cost capitalized	(79)	(70)	(75)	(67)
Reconciliation to rate level	(120)	(41)	(119)	(42)
Total credit recognized	$(427)	$(528)	$(424)	$(517)

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

Expected Contributions
Based on estimates as of September 30, 2026, the Companies expect to make contributions to the pension plans during 2026 of $31 million (of which $25 million is to be made by CECONY). The Companies’ policy is to fund the total periodic benefit cost of the qualified plan to the extent tax deductible and to also contribute to the non-qualified supplemental pension plans. During the first nine months of 2026, the Companies contributed $21 million to the pension plans, $16 million of which was contributed by CECONY to its non-qualified supplemental pension plans. CECONY also contributed $4 million to the external trust for its non-qualified supplemental plan.

Note F – Other Postretirement Benefits
Total Periodic Benefit Credit
The components of the Companies’ total periodic other postretirement benefit credit for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Service cost - including administrative expenses	$2	$3	$2	$2
Interest cost on projected other postretirement benefit obligation	12	12	10	10
Expected return on plan assets	(16)	(17)	(12)	(13)
Recognition of net actuarial gain	(2)	(7)	—	(4)
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(4)	$(9)	$—	$(5)
Cost capitalized	(1)	(1)	(1)	(1)
Reconciliation to rate level	2	3	1	2
Total credit recognized	$(3)	$(7)	$—	$(4)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Service cost - including administrative expenses	$8	$8	$7	$7
Interest cost on projected other postretirement benefit obligation	35	36	30	31
Expected return on plan assets	(48)	(50)	(38)	(40)
Recognition of net actuarial gain	(6)	(20)	—	(13)
Recognition of prior service credit	(1)	(1)	—	—
TOTAL PERIODIC OTHER POSTRETIREMENT CREDIT	$(12)	$(27)	$(1)	$(15)
Cost capitalized	(4)	(4)	(3)	(3)
Reconciliation to rate level	7	9	4	6
Total credit recognized	$(9)	$(22)	$—	$(12)
The components of total periodic other postretirement credit are presented in the Companies' consolidated income statements consistent with the description of the components of net periodic benefit credit in Note E.

Expected Contributions
As of September 30, 2026, the Companies contributed $5 million (all of which was contributed by CECONY) to the other postretirement benefit plans in 2026. The Companies’ policy is to fund the total periodic benefit cost of the plans to the extent tax deductible.

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
The accrued liabilities and regulatory assets related to Superfund Sites at September 30, 2026 and December 31, 2025 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Accrued Liabilities:
Manufactured gas plant sites	$971	$980	$874	$882
Other Superfund Sites	101	99	100	98
Total	$1,072	$1,079	$974	$980
Regulatory assets	$1,076	$1,079	$986	$987

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
Environmental remediation costs incurred related to Superfund Sites for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Remediation costs incurred	$6	$—	$6	$—

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Remediation costs incurred	$12	$12	$12	$11

Insurance and other third-party recoveries received by Con Edison or CECONY were immaterial for the three and nine months ended September 30, 2026 and 2025.

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

Asbestos Proceedings
Suits have been brought in New York State and federal courts against the Utilities and many other defendants, wherein a large number of plaintiffs sought significant compensatory and punitive damages for deaths and injuries allegedly caused by or relating to exposure to asbestos and asbestos-containing materials at various premises of the Utilities. The suits that have been resolved, that are many, have been resolved without any payment by the Utilities, or for amounts that were not, in the aggregate, material to them. The amounts specified in all the remaining thousands of suits total billions of dollars; however, the Utilities believe that these amounts are greatly exaggerated, based on the disposition of previous claims. At September 30, 2026 and December 31, 2025, Con Edison and CECONY have accrued their estimated aggregate undiscounted potential liabilities for these suits and additional suits that may be brought through 2040 as shown in the following table. These estimates were based upon a combination of modeling, historical data analysis and risk factor assessment. Courts have modified, and may continue to modify, standards for determining liability and the reasonableness of awards in asbestos suits. As a result, the Companies currently believe that there is a reasonable possibility of an exposure to loss in excess of the liability accrued for the suits. The Companies are unable to estimate the amount or range of such loss. In addition, certain current and former employees have claimed or are claiming workers’ compensation benefits based on alleged disability from exposure to asbestos. CECONY is permitted to defer as regulatory assets (for subsequent recovery through rates) costs incurred for its asbestos lawsuits and workers’ compensation claims.
The accrued liability for asbestos suits and workers’ compensation proceedings (including those related to asbestos exposure) and the amounts deferred as regulatory assets or liabilities for the Companies at September 30, 2026 and December 31, 2025 were as follows:

	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Accrued liability – asbestos suits	$11	$11	$10	$10
Regulatory assets – asbestos suits	11	11	10	10
Accrued liability – workers’ compensation	$48	$51	$46	$49
Regulatory liabilities – workers’ compensation	24	21	24	21
Note H – Material Contingencies
Manhattan Explosion and Fire
On March 12, 2014, two multi-use five-story tall buildings located on Park Avenue between 116th and 117th Streets in Manhattan were destroyed by an explosion and fire. CECONY had delivered gas to the buildings through service lines from a distribution main located below ground on Park Avenue. Eight people died and more than 50 people were injured. Additional buildings were also damaged. The National Transportation Safety Board (NTSB) investigated. The parties to the investigation included CECONY, the City of New York, the Pipeline and Hazardous Materials Safety Administration and the NYSPSC. In June 2015, the NTSB issued a final report concerning the incident, its probable cause and safety recommendations. The NTSB determined that the probable cause of the incident was (1) the failure of a defective fusion joint at a service tee (which joined a plastic service line to a plastic distribution main) installed by CECONY that allowed gas to leak from the distribution main and migrate into a building where it ignited and (2) a breach in a city sewer line that allowed groundwater and soil to flow into the sewer, resulting in a loss of support for the distribution main, that caused it to sag and overstressed the defective fusion joint. The NTSB also made safety recommendations, including recommendations to CECONY that addressed its procedures for the preparation and examination of plastic fusions, training of its staff on conditions for notifications to the city’s Fire Department and extension of its gas main isolation valve installation program. In February 2017, the NYSPSC approved a settlement agreement with CECONY related to the NYSPSC's investigations of the incident and the practices of qualifying persons to perform plastic fusions. Pursuant to the agreement, CECONY provided $27 million of future benefits to customers (for which it accrued a regulatory liability) and did not recover from customers $126 million of costs for gas emergency response activities that it had previously incurred and expensed. Lawsuits are pending against CECONY seeking generally unspecified damages and, in some cases, punitive damages, for wrongful death, personal injury, property damage and business interruption. CECONY notified its insurers of the incident and believes that the policies in force at the time of the incident will cover CECONY’s costs, in excess of a required retention (the amount of which is not material), to satisfy any liability it may have for damages in connection with the incident. During 2020, CECONY accrued its estimated liability for the suits of $40 million. As of September 30, 2026, the estimated accrued liability is $25 million, with an insurance receivable in the same amount, due to the settlement or dismissal of multiple litigations that arose from the incident.

Other Contingencies
For additional contingencies, see "Other Regulatory Matters" in Note B, Note G and “Uncertain Tax Positions” in Note J.

Guarantees
Con Edison has entered into various agreements providing financial or performance assurance primarily to third parties on behalf of its subsidiaries. Maximum amounts guaranteed by Con Edison under these agreements were immaterial and $60 million at September 30, 2026 and December 31, 2025, respectively.

Note I – Leases
Operating lease cost and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Operating lease cost	$18	$17	$18	$17
Operating lease cash flows	$7	$7	$6	$6

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Operating lease cost	$54	$51	$53	$51
Operating lease cash flows	$17	$15	$17	$15

As of September 30, 2026, CECONY has lease agreements for clean energy facilities that have not yet commenced operation, for which the total present value is $443 million. These clean energy facility leases have lease terms of 15 years and are expected to commence operation within three years.

Right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were immaterial for the three and nine months ended September 30, 2026. Additionally, there were no material and $7 million of lease terminations for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, right-of-use assets obtained in exchange for operating lease obligations for Con Edison and CECONY were $2 million and $11 million, respectively. Additionally, there were no material lease terminations for the three and nine months ended September 30, 2025.

Note J – Income Tax
Con Edison’s income tax expense was $255 million and $202 million for the three months ended September 30, 2026 and 2025, respectively.

CECONY’s income tax expense was $241 million and $187 million for the three months ended September 30, 2026 and 2025, respectively.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the three months ended September 30, 2026 and 2025 is as follows:

	For the Three Months Ended September 30,
	Con Edison				CECONY
	2026		2025		2026		2025
(Millions of Dollars) (% of Pre-tax income)	$	%	$	%	$	%	$	%

U.S. Federal Statutory Tax Rate (a)	$214	21.0%	$187	21.0%	$201	21.0%	$173	21.0%
State Income Taxes:
State income taxes, net of federal income taxes (b)	54	5.2	47	5.3	50	5.2	43	5.2
MTA Surcredit amortization, net of federal income taxes	(1)	(0.1)	(5)	(0.6)	(1)	(0.1)	(5)	(0.6)
Tax Credits	(3)	(0.3)	(4)	(0.5)	(2)	(0.2)	(3)	(0.4)
Nontaxable or Nondeductible items	(2)	(0.2)	(2)	(0.2)	(2)	(0.2)	(1)	(0.1)
Changes in unrecognized tax benefits	(3)	(0.3)	1	0.1	(3)	(0.3)	1	0.1
Other Adjustments:
Amortization of excess deferred federal income taxes	(16)	(1.6)	(11)	(1.3)	(14)	(1.5)	(9)	(1.1)
Allowance for uncollectible accounts, net of regulatory recovery	(2)	(0.1)	(15)	(1.6)	(2)	(0.2)	(15)	(1.8)
Cost of removal	12	1.2	10	1.1	12	1.2	9	1.1
Other	2	0.2	(6)	(0.6)	2	0.2	(6)	(0.7)
Effective tax rate	$255	25.0%	$202	22.7%	$241	25.1%	$187	22.7%
(a)    Income before income tax expense is attributable to domestic operations.
(b)    State income taxes in New York account for the majority of the tax effect in this category.

Con Edison's income tax expense was $659 million and $493 million for the nine months ended September 30, 2026 and 2025, respectively.

CECONY’s income tax expense was $570 million and $462 million for the nine months ended September 30, 2026 and 2025, respectively.

Reconciliation of the difference between income tax expense and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the nine months ended September 30, 2026 and 2025 is as follows:

	For the Nine Months Ended September 30,
	Con Edison				CECONY
	2026		2025		2026		2025
(Millions of Dollars) (% of Pre-tax income)	$	%	$	%	$	%	$	%

U.S. Federal Statutory Tax Rate (a)	$558	21.0%	$466	21.0%	$487	21.0%	$434	21.0%
State Income Taxes:
State income taxes, net of federal income taxes (b)	139	5.2	116	5.2	121	5.2	108	5.2
MTA Surcredit amortization, net of federal income taxes	(9)	(0.4)	(26)	(1.2)	(9)	(0.4)	(25)	(1.2)
Tax Credits	(10)	(0.4)	(13)	(0.6)	(7)	(0.3)	(10)	(0.5)
Nontaxable or Nondeductible items	(3)	(0.1)	(5)	(0.2)	(2)	(0.1)	(4)	(0.2)
Changes in unrecognized tax benefits	(2)	(0.1)	2	0.1	(2)	(0.1)	2	0.1
Other Adjustments:
Amortization of excess deferred federal income taxes	(49)	(1.8)	(34)	(1.5)	(43)	(1.8)	(27)	(1.3)
Allowance for uncollectible accounts, net of regulatory recovery	(8)	(0.3)	(36)	(1.6)	(9)	(0.4)	(36)	(1.8)
Cost of removal	37	1.4	29	1.3	34	1.5	26	1.3
Other	6	0.3	(6)	(0.3)	—	—	(6)	(0.3)
Effective tax rate	$659	24.8%	$493	22.2%	$570	24.6%	$462	22.3%
(a)    Income before income tax expense is attributable to domestic operations.
(b)    State income taxes in New York account for the majority of the tax effect in this category.

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, containing a broad range of tax reform provisions, including extending and modifying certain key provisions of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 and expanding certain incentives under the federal Inflation Reduction Act (IRA), as enacted on August 16, 2022, while accelerating the phase-out of solar and wind credits. The Companies have assessed the potential impacts of the OBBBA and any such assessments may be impacted by future guidance to be issued by the Department of Treasury. However, based on management’s assessment, the provisions in the OBBBA have not had, and are not expected to have, a material impact on the Companies’ financial position, results of operations or liquidity.

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

Beginning in 2024, based on the existing statute, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. At September 30, 2026, Con Edison accrued a CAMT liability of $16 million ($15 million of which is for CECONY) before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required.

On February 18, 2026, the Internal Revenue Service and the Department of Treasury issued Notice 2026-7, which provides additional interim guidance regarding the application of the CAMT and allows the Companies to deduct certain repair expenditures as a reduction to the Companies’ modified GAAP net income. This interim guidance is retroactive to the beginning of the IRA provisions in calculating the Companies’ CAMT liability. In the nine months ended September 30, 2026, Con Edison reduced its CAMT credit carryforward by $205 million ($213 million of which is for CECONY) and increased its general business tax credit carryforward by approximately $154 million as a result of adopting the interim guidance for the 2024 and 2025 tax years. This guidance will also reduce the Companies’ CAMT liability going forward. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

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

At September 30, 2026, the estimated uncertain tax positions for Con Edison were $7 million ($3 million of which is for CECONY). For the nine months ended September 30, 2026, Con Edison recognized $1 million of income tax expense related to current year positions and recognized a tax benefit of $3 million related to positions in prior years, both of which were attributed to CECONY. The total amount of unrecognized tax benefits, if recognized, that would reduce Con Edison’s effective tax rate is $7 million ($6 million, net of federal taxes) with $3 million attributable to CECONY.

The Companies recognize interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in the Companies’ consolidated income statements. For the nine months ended September 30, 2026 and 2025, the Companies recognized an immaterial amount of interest expense and no penalties for uncertain tax positions in their consolidated income statements. At September 30, 2026 and December 31, 2025, the Companies recognized an immaterial amount of accrued interest on their consolidated balance sheets.

In September 2026, the IRS completed its examination of Con Edison’s 2024 federal tax return with no changes. Con Edison’s federal tax return for 2025 remains under examination.

Note K – Revenue Recognition
The following table presents, for the three and nine months ended September 30, 2026 and 2025, revenue from contracts with customers as defined in ASC Topic 606, "Revenue from Contracts with Customers," as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$4,022	$51	$4,073	$3,722	$11	$3,733
Gas	414	(2)	412	421	(29)	392
Steam	63	(1)	62	57	(1)	56
Total CECONY	$4,499	$48	$4,547	$4,200	$(19)	$4,181
O&R
Electric	$322	$—	$322	$325	$(17)	$308
Gas	42	1	43	42	(1)	41
Total O&R	$364	$1	$365	$367	$(18)	$349
Con Edison Transmission	1	—	1	1	—	1
Other (b)	—	—	—	—	(1)	(1)
Total Con Edison	$4,864	$49	$4,913	$4,568	$(38)	$4,530
(a)    For the Utilities, this includes primarily revenue from alternative revenue programs, such as the revenue decoupling mechanisms under their New York electric and gas rate plans, the conservation incentive program for RECO, and negative revenue adjustments.
(b)    Other includes the parent company, Con Edison’s tax equity investments and consolidation adjustments.

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
(Millions of Dollars)	Revenues from contracts with customers	Other revenues (a)	Total operating revenues	Revenues from contracts with customers	Other revenues (a)	Total operating revenues
CECONY
Electric	$9,945	$(180)	$9,765	$9,055	$(55)	$9,000
Gas	2,598	31	2,629	2,515	(69)	2,446
Steam	618	(6)	612	521	(4)	517
Total CECONY	$13,161	$(155)	$13,006	$12,091	$(128)	$11,963
O&R
Electric	$814	$(6)	$808	$739	$(20)	$719
Gas	285	(24)	261	252	(12)	240
Total O&R	$1,099	$(30)	$1,069	$991	$(32)	$959
Con Edison Transmission	4	—	4	3	—	3
Other (b)	—	(1)	(1)	—	(1)	(1)
Total Con Edison	$14,264	$(186)	$14,078	$13,085	$(161)	$12,924
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

Note L – Current Expected Credit Losses
Allowance for Uncollectible Accounts
The Utilities’ “Accounts receivable – customers” balance consists of utility bills due (bills are generally due the month following billing) from customers who have energy delivered, generated, or services provided by the Utilities. The balance also reflects the Utilities’ purchase of receivables from energy service companies to support the retail choice programs.
The “Other receivables” balance generally reflects costs billed by the Utilities for goods and services provided to external parties, such as accommodation work for private parties and certain governmental entities, real estate rental and pole attachments.
The Companies develop expected loss estimates using past events data and consider current conditions and future reasonable and supportable forecasts. Changes to the Utilities’ reserve balances that result in write-offs of customer accounts receivable balances above existing rate allowances are not reflected in rates during the term of the current rate plans. For the Utilities’ allowance for uncollectible accounts for customer accounts receivable, which includes accrued unbilled revenue, past events considered include write-offs relative to customer accounts receivable; current conditions include macro-and micro-economic conditions related to trends in the local economy, reconnection rates and current and aged customer accounts receivable balances, including final balances, among other factors; and forecasts about the future include assumptions related to the level of write-offs and recoveries. The change to the allowance for customer uncollectible accounts for Con Edison and CECONY was $(2) million and no change, respectively, for the three months ended September 30, 2026 and $(51) million and $(50) million, respectively, for the nine months ended September 30, 2026. The change to the allowance for customer uncollectible accounts for Con Edison and CECONY was $(5) million for the three months ended September 30, 2025 and $(10) million and $(5) million, respectively, for the nine months ended September 30, 2025. Generally, the Utilities write off customer accounts receivable as uncollectible 90 days after the account is disconnected for non-payment, or the account is closed during the collection process.

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
The table below presents a rollforward by major portfolio segment type for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025
Allowance for credit losses
Beginning Balance at July 1,	$458	$615	$10	$42	$450	$605	$8	$35
Recoveries	10	8	—	—	10	7	—	—
Write-offs	(88)	(134)	—	(2)	(85)	(132)	—	(1)
Reserve adjustments	76	121	1	20	75	120	1	19
Ending Balance September 30,	$456	$610	$11	$60	$450	$600	$9	$53

	For the Nine Months Ended September 30,
	Con Edison				CECONY
	Accounts receivable - customers		Other receivables		Accounts receivable - customers		Other receivables
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025
Allowance for credit losses
Beginning Balance at January 1,	$507	$620	$35	$41	$500	$605	$27	$38
Recoveries	48	31	—	—	47	30	—	—
Write-offs	(283)	(352)	(1)	(6)	(277)	(346)	—	(5)
Reserve adjustments	184	311	(23)	25	180	311	(18)	20
Ending Balance September 30,	$456	$610	$11	$60	$450	$600	$9	$53

Note M – Financial Information by Business Segment
Con Edison’s principal business segments are CECONY’s regulated utility activities, O&R’s regulated utility activities and Con Edison Transmission. CECONY’s principal business segments are its regulated electric, gas and steam utility activities. The financial data for the business segments as of and for the three and nine months ended September 30, 2026 and 2025 were as follows:

	As of and for the Three Months Ended September 30, 2026
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$4,073	$4	$655	$400	$1,705	$1,313	$106	$220	$(13)	$317	$50,892	$1,171
Gas	412	3	132	123	264	(107)	35	79	(4)	(46)	18,382	291
Steam	62	20	53	30	75	(96)	6	15	—	(30)	2,412	43
Consolidation adjustments	—	(27)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$4,547	$—	$840	$553	$2,044	$1,110	$147	$314	$(17)	$241	$71,686	$1,505
O&R
Electric	322	—	75	24	143	80	8	13	(2)	19	3,227	115
Gas	43	—	23	11	24	(15)	2	7	—	(6)	1,601	54
Total O&R	$365	$—	$98	$35	$167	$65	$10	$20	$(2)	$13	$4,828	$169
Con Edison Transmission	1	—	3	—	—	(2)	10	—	—	2	381	15
Other (a)	—	—	—	1	2	(3)	1	3	(1)	(1)	295	—
Total Con Edison	$4,913	$—	$941	$589	$2,213	$1,170	$168	$337	$(20)	$255	$77,190	$1,689
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

	As of and for the Nine Months Ended September 30, 2026
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$9,765	$14	$1,914	$1,180	$4,599	$2,072	$319	$648	$(37)	$465	$50,892	$2,989
Gas	2,629	8	411	367	1,165	686	103	235	(13)	123	18,382	801
Steam	612	60	173	88	353	(2)	18	45	—	(18)	2,412	79
Consolidation adjustments	—	(82)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$13,006	$—	$2,498	$1,635	$6,117	$2,756	$440	$928	$(50)	$570	$71,686	$3,869
O&R
Electric	808	—	221	70	394	123	23	39	(5)	27	3,227	264
Gas	261	—	65	33	130	33	7	20	(1)	3	1,601	116
Total O&R	$1,069	$—	$286	$103	$524	$156	$30	$59	$(6)	$30	$4,828	$380
Con Edison Transmission (c)	4	—	9	—	—	(5)	36	—	—	64	381	45
Other (a)	(1)	—	1	1	4	(7)	—	7	—	(5)	295	—
Total Con Edison	$14,078	$—	$2,794	$1,739	$6,645	$2,900	$506	$994	$(56)	$659	$77,190	$4,294
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
(c)    Included within Income Before Income Tax Expense on Con Edison’s consolidated income statement for the nine months ended September 30, 2026 is the pre-tax gain on sale of its equity interest in MVP of $189 million.

	As of and for the Nine Months Ended September 30, 2025
	Operating revenues	Inter-segment revenues	Other operations and maintenance (b)	Depreciation and amortization	Other operating expense (b)	Operating income (loss)	Other Income (deductions)	Interest Expense	Allowance for borrowed funds used during construction	Income Tax Expense	Total assets	Capital expenditures
(Millions of Dollars)
CECONY
Electric	$9,000	$15	$1,980	$1,187	$4,105	$1,728	$466	$644	$(31)	$343	$47,820	$2,285
Gas	2,446	6	406	359	1,080	601	105	226	(13)	125	16,080	867
Steam	517	58	165	85	268	(1)	37	43	(1)	(6)	2,736	82
Consolidation adjustments	—	(79)	—	—	—	—	—	—	—	—	—	—
Total CECONY	$11,963	$—	$2,551	$1,631	$5,453	$2,328	$608	$913	$(45)	$462	$66,636	$3,234
O&R
Electric	719	—	219	65	332	103	26	34	(4)	22	2,869	218
Gas	240	—	61	29	121	29	8	17	—	3	1,472	97
Total O&R	$959	$—	$280	$94	$453	$132	$34	$51	$(4)	$25	$4,341	$315
Con Edison Transmission	3	—	8	1	—	(6)	49	—	—	12	505	37
Other (a)	(1)	—	1	—	4	(6)	2	7	—	(6)	362	—
Total Con Edison	$12,924	$—	$2,840	$1,726	$5,910	$2,448	$693	$971	$(49)	$493	$71,844	$3,586
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

The fair values of the Companies’ derivatives, including the offsetting of assets and liabilities on the consolidated balance sheets at September 30, 2026 and December 31, 2025 were:

(Millions of Dollars)	2026				2025
Balance Sheet Location	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)		Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset	Net Amounts of Assets (Liabilities) (a)
Con Edison
Fair value of derivative assets
Current	$295	$(98)	$197	(b)	$175	$(90)	$85	(b)
Noncurrent	176	(23)	153		149	(23)	126
Total fair value of derivative assets	$471	$(121)	$350		$324	$(113)	$211
Fair value of derivative liabilities
Current	$(100)	$65	$(35)	(b)	$(75)	$45	$(30)	(b)
Noncurrent	(24)	21	(3)		(18)	10	(8)
Total fair value of derivative liabilities	$(124)	$86	$(38)		$(93)	$55	$(38)
Net fair value derivative assets (liabilities)	$347	$(35)	$312		$231	$(58)	$173
CECONY
Fair value of derivative assets
Current	$273	$(93)	$180	(b)	$162	$(88)	$74	(b)
Noncurrent	164	(17)	147		136	(19)	117
Total fair value of derivative assets	$437	$(110)	$327		$298	$(107)	$191
Fair value of derivative liabilities
Current	$(92)	$62	$(30)	(b)	$(70)	$43	$(27)	(b)
Noncurrent	(19)	17	(2)		(14)	8	(6)
Total fair value of derivative liabilities	$(111)	$79	$(32)		$(84)	$51	$(33)
Net fair value derivative assets (liabilities)	$326	$(31)	$295		$214	$(56)	$158
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
(b)At September 30, 2026, collateral and margin deposits for Con Edison and CECONY were classified as derivative assets of $2 million and $1 million, and as derivative liabilities of $(2) million and an immaterial amount, respectively. At December 31, 2025, collateral and margin deposits for Con Edison and CECONY were classified as derivative assets of $1 million and an immaterial amount, respectively, and as derivative liabilities of $(16) million and $(14) million, respectively. These amounts are presented on the consolidated balance sheets, but not included in the table. Margin is collateral, typically cash, that the holder of a derivative instrument is required to deposit in order to transact on an exchange and to cover its potential losses with its broker or the exchange.

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

The following tables present the realized and unrealized gains or losses on derivatives that have been deferred or recognized in earnings for the three and nine months ended September 30, 2026 and 2025:

		For the Three Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location (a)	2026	2025	2026	2025
Pre-tax gains (losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$(14)	$(5)	$(16)	$(5)
Noncurrent	Regulatory liabilities	—	(10)	2	(11)
Total deferred gains (losses)		$(14)	$(15)	$(14)	$(16)
Current	Regulatory assets	$(37)	$(9)	$(35)	$(11)
Current	Recoverable energy costs	(12)	(13)	(12)	(13)
Noncurrent	Regulatory assets	7	41	8	36
Total deferred gains (losses)		$(42)	$19	$(39)	$12
Net deferred gains (losses) (b)		$(56)	$4	$(53)	$(4)
(a)For the three months ended September 30, 2026, pre-tax gains recognized in "Other operations and maintenance" expense on the Companies' consolidated income statements for Con Edison and CECONY include $2 million for refined fuels.
(b)Unrealized net deferred losses on electric and gas derivatives for the Utilities increased as a result of lower gas commodity prices during the three months ended September 30, 2026. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.

		For the Nine Months Ended September 30,
		Con Edison		CECONY
(Millions of Dollars)	Financial Statement Location (a)	2026	2025	2026	2025
Pre-tax gains/(losses) deferred in accordance with accounting rules for regulated operations:
Current	Regulatory liabilities	$117	$(3)	$106	$(4)
Noncurrent	Regulatory liabilities	23	8	26	6
Total deferred gains (losses)		$140	$5	$132	$2
Current	Regulatory assets	$(27)	$(14)	$(23)	$(16)
Current	Recoverable energy costs	176	41	159	38
Noncurrent	Regulatory assets	—	42	—	36
Total deferred gains (losses)		$149	$69	$136	$58
Net deferred gains (losses) (b)		$289	$74	$268	$60
(a)For the nine months ended September 30, 2026, pre-tax gains recognized in "Other operations and maintenance" expense on the Companies' consolidated income statements for Con Edison and CECONY include $6 million for refined fuels.
(b)Unrealized net deferred gains on electric and gas derivatives for the Utilities increased as a result of higher electric and gas commodity prices during the nine months ended September 30, 2026. Upon settlement, short-term deferred derivative losses generally increase the recoverable costs of electric and gas purchases.

The following table presents the hedged volume of Con Edison’s and CECONY’s commodity derivative transactions at September 30, 2026:

	Electric Energy (MWh) (a)(b)	Capacity (MW-mos) (a)	Natural Gas (Dt) (a)(b)	Refined Fuels (gallons)
Con Edison	43,911,680	26,100	345,110,000	1,512,000
CECONY	40,689,625	13,650	318,750,000	1,512,000
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

At September 30, 2026, Con Edison and CECONY had $69 million and $65 million of credit exposure, respectively, in connection with open energy supply net receivables and hedging activities, net of collateral. Con Edison’s net credit exposure consisted of $56 million with investment-grade counterparties, $12 million with commodity exchange brokers, and $1 million with non-investment grade/non-rated counterparties. CECONY’s net credit exposure consisted of $53 million with investment-grade counterparties, $11 million with commodity exchange brokers, and $1 million with non-investment grade/non-rated counterparties.
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

The following table presents the aggregate fair value of the Companies’ derivative instruments with credit-risk-related contingent features that are in a net liability position, the collateral posted including cash and letters of credit for such positions and the additional cash collateral that would have been required to be posted had the lowest applicable credit rating been reduced one level and to below investment grade at September 30, 2026:

(Millions of Dollars)	Con Edison (a)	CECONY (a)
Aggregate fair value – net liabilities	$26	$23
Collateral posted	2	—
Additional collateral (b) (downgrade one level from current ratings)	3	2
Additional collateral (b)(c) (downgrade to below investment grade from current ratings)	35	27
(a)Non-derivative transactions for the purchase and sale of electricity and gas and qualifying derivative instruments, that have been designated as normal purchases or normal sales, are excluded from the table. These transactions primarily include purchases of electricity from independent system operators. In the event the Utilities are no longer extended unsecured credit for such purchases, the Companies would be required to post additional cash collateral of $1 million at September 30, 2026. For certain other such non-derivative transactions, the Companies could be required to post collateral under certain circumstances, including in the event counterparties had reasonable grounds for insecurity.
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
(c)Derivative instruments that are net assets have been excluded from the table. At September 30, 2026, if Con Edison and CECONY had been downgraded to below investment grade, they would have been required to post additional cash collateral for such derivative instruments of $103 million and $96 million, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are summarized below.

	2026					2025
(Millions of Dollars)	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total	Level 1	Level 2	Level 3	Netting Adjustment (d)	Total
Con Edison
Derivative assets:
Commodity (a)(b)(c)	$20	$415	$19	$(102)	$352	$19	$292	$5	$(104)	$212
Mutual Funds (a)(b)	599	—	—	—	599	606	—	—	—	606
Cash Value of Life Insurance Policies (a)(b)	—	144	—	—	144	—	138	—	—	138
Total assets	$619	$559	$19	$(102)	$1,095	$625	$430	$5	$(104)	$956
Derivative liabilities:
Commodity (a)(b)(c)	$17	$87	$4	$(68)	$40	$6	$70	$10	$(32)	$54
CECONY
Derivative assets:
Commodity (a)(b)(c)	$20	$390	$14	$(96)	$328	$19	$270	$2	$(100)	$191
Mutual Funds (a)(b)	585	—	—	—	585	591	—	—	—	591
Cash Value of Life Insurance Policies (a)(b)(d)	—	137	—	—	137	—	131	—	—	131
Total assets	$605	$527	$14	$(96)	$1,050	$610	$401	$2	$(100)	$913
Derivative liabilities:
Commodity (a)(b)(c)	$16	$80	$2	$(66)	$32	$6	$68	$5	$(32)	$47
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
(c)The accounting rules for fair value measurements and disclosures require consideration of the impact of nonperformance risk (including credit risk) from a market participant perspective in the measurement of the fair value of assets and liabilities. At September 30, 2026 and December 31, 2025, the Companies determined that nonperformance risk would have no material impact on their financial position or results of operations.
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

	Fair Value of Level 3 at September 30, 2026	Valuation Techniques	Unobservable Inputs	Range	Average Market Price
	(Millions of Dollars)
Con Edison – Commodity
Electricity	$12	Discounted Cash Flow	Forward energy prices ($/MWh) (a)	$38.35 - $141.95 per MWh	$68.91
Electricity	2	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$0.67 - $8.88 per kW-month	$4.57
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$(0.25) - $2.83 per MWh	$1.02
Total Con Edison—Commodity	$15
CECONY – Commodity
Electricity	$11	Discounted Cash Flow	Forward energy prices ($/MWh) (a)	$38.55 - $141.95 per MWh	$68.91
Electricity	—	Discounted Cash Flow	Forward capacity prices ($/kW-month) (a)	$1.37 - $8.38 per kW-month	$4.43
Transmission Congestion Contracts	1	Discounted Cash Flow	Inter-zonal forward price curves adjusted for historical zonal losses ($/MWh) (b)	$(0.25) - $2.83 per MWh	$1.02
Total CECONY—Commodity	$12
(a)Generally, increases (decreases) in this input in isolation would result in a higher (lower) fair value measurement.
(b)Generally, increases (decreases) in this input in isolation would result in a lower (higher) fair value measurement.
The table listed below provides a reconciliation of the beginning and ending net balances for assets and liabilities measured at fair value as of September 30, 2026 and 2025 and classified as Level 3 in the fair value hierarchy:

	For the Three Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Beginning balance as of July 1,	$4	$(17)	$4	$(8)
Included in earnings	2	2	1	1
Included in regulatory assets and liabilities	11	5	8	1
Settlements	(2)	(2)	(1)	(1)
Ending balance as of September 30,	$15	$(12)	$12	$(7)

	For the Nine Months Ended September 30,
	Con Edison		CECONY
(Millions of Dollars)	2026	2025	2026	2025
Beginning balance as of January 1,	$(5)	$(15)	$(3)	$(6)
Included in earnings	1	(1)	—	1
Included in regulatory assets and liabilities	22	3	17	(1)
Settlements	(2)	1	(1)	(1)
Transfer out of level 3	(1)	—	(1)	—
Ending balance as of September 30,	$15	$(12)	$12	$(7)

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

Note P – Related Party Transactions
The NYSPSC generally requires that the Utilities and Con Edison’s other subsidiaries be operated as separate entities. The Utilities may provide administrative and other services to Con Edison and its other subsidiaries only pursuant to cost allocation policies and procedures approved by the NYSPSC. Transfers of certain assets between the Utilities and Con Edison or its other subsidiaries may be made only as approved by the NYSPSC. The debt of the Utilities is to be raised directly by the Utilities and not derived from Con Edison. Without the prior permission of the NYSPSC, the Utilities may not make loans to, guarantee the obligations of, or pledge assets as security for the indebtedness of Con Edison or its other subsidiaries. The NYSPSC limits the dividends that the Utilities may pay Con Edison. As a result, substantially all of the net assets of CECONY and O&R ($24,019 million and $1,489 million, respectively), at September 30, 2026, are considered restricted net assets. The NYSPSC may impose additional measures to separate, or “ring fence,” the Utilities from Con Edison and its other subsidiaries.

The costs of administrative and other services provided by CECONY to, and received by it from, Con Edison and its other subsidiaries for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,
	CECONY
(Millions of Dollars)	2026	2025
Cost of services provided	$48	$41
Cost of services received	$23	$21

	For the Nine Months Ended September 30,
	CECONY
(Millions of Dollars)	2026	2025
Cost of services provided	$130	$118
Cost of services received	$66	$64
In addition, CECONY and O&R have joint gas supply arrangements pursuant to which CECONY sold to, or acted as agent to purchase for, O&R, $13 million and $16 million of natural gas for the three months ended September 30, 2026 and 2025, respectively, and $87 million and $80 million of natural gas for the nine months ended September 30, 2026 and 2025, respectively. These amounts are net of the effect of related hedging transactions.

At September 30, 2026 and December 31, 2025, CECONY's net receivable from Con Edison for income taxes was $119 million and $24 million, respectively.

The Utilities perform work and incur expenses on behalf of New York Transco, a company in which Con Edison Transmission owns an interest. The Utilities bill New York Transco for such work and expenses in accordance with established policies. For the three months ended September 30, 2026 and 2025, the amounts billed by the Utilities to New York Transco were immaterial. For the nine months ended September 30, 2026 and 2025, the amounts billed by the Utilities to New York Transco were immaterial.

The FERC has authorized CECONY to lend funds to O&R for a period of not more than 12 months, in an amount not to exceed $250 million, at prevailing market rates. At September 30, 2026 and December 31, 2025, there were no outstanding loans to O&R.

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

Con Edison continues to retain the Virginia Tax Equity Interest, which produced renewable energy tax credits that can be used to reduce Con Edison’s federal income tax. These tax credits are subject to recapture, in whole or in part, if the assets are sold within a five-year period beginning on the date on which the assets are placed in service. Con Edison will continue to employ HLBV accounting for the Virginia Tax Equity Interest. The carrying value of the Virginia Tax Equity Interest was $5 million at September 30, 2026 and December 31, 2025.

During the first quarter of 2026, Con Edison Transmission completed the sale of its approximately 6.6 percent equity interest in MVP to the two founding members of MVP for total aggregate consideration of $357.5 million, before certain closing adjustments and expenses. Con Edison's gain on the sale of the MVP interest was $189 million ($134 million, after tax) for the nine months ended September 30, 2026.

In October 2026, CECONY and Con Edison Transmission completed the sale of their interests in Honeoye for $5 million in aggregate, of which approximately $1.5 million was attributed to CECONY, before certain closing adjustments and expenses.

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

This MD&A should be read in conjunction with the Third Quarter Financial Statements and the notes thereto and the MD&A in Item 7 of the Companies’ combined Annual Report on Form 10-K for the year ended December 31, 2025 (File Nos.1-14514 and 1-01217, the Form 10-K) and the MD&A in Part I, Item 2 of the Companies'
combined Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026 (File Nos. 1-14514 and 1-01217).

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
•RECO

Con Edison’s principal business operations are those of the Utilities and Con Edison Transmission. CECONY’s principal business operations are its regulated electric, gas and steam delivery businesses. O&R’s principal business operations are its regulated electric and gas delivery businesses. Con Edison Transmission, a regulated company primarily under the oversight of the Federal Energy Regulatory Commission (FERC), develops and owns interests in electric transmission projects. During the first quarter of 2026, Con Edison Transmission completed the sale of its approximately 6.6 percent equity interest in Mountain Valley Pipeline, LLC (MVP). In October 2026, CECONY and Con Edison Transmission completed the sale of their interests in Honeoye Storage Corporation (Honeoye) for $5 million in aggregate, of which approximately $1.5 million was attributed to CECONY, before certain closing adjustments and expenses. See “Investments” in Note A to the Third Quarter Financial Statements and “Con Edison Transmission” below.

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

Aged Accounts Receivable Balances
At September 30, 2026, CECONY’s and O&R’s customer accounts receivable balances of $2,917 million and $115 million, respectively, included aged accounts receivable (balances outstanding in excess of 60 days) of $1,345 million and $26 million, respectively. At December 31, 2025, CECONY’s and O&R’s customer accounts receivable balances of $2,970 million and $120 million, respectively, included aged accounts receivable (balances outstanding in excess of 60 days) of $1,427 million and $27 million, respectively. In comparison, CECONY’s and O&R’s customer accounts receivable balances at February 28, 2020 were $1,322 million and $89 million, respectively, including aged accounts receivable (balances outstanding in excess of 60 days) of $408 million and $15 million, respectively. Prior to the start of the COVID-19 pandemic, the Utilities’ practice was to write off customer accounts receivable as uncollectible 90 days after the account is disconnected for non-payment or the account is closed during the collection process. In general, the Utilities suspended collection activities and service disconnections during the COVID-19 pandemic and have since resumed such activities.

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

The Utilities, in an effort to reduce aged accounts receivable balances, continue to execute on their integrated collections strategy, which includes, among other things, implementation of flexible payment arrangement options, enhanced targeted digital and mail communications to customers regarding collections and an increased presence of field collectors to support in-person account resolution. The Utilities have also strengthened their credit and collection efforts to better manage incoming inquiries and have instituted additional measures to manage outbound collection calls.

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

In October 2026, the NYISO reported that it had determined that the Champlain Hudson Power Express transmission project (CHPE) had demonstrated its planned power capability, and therefore, the Q3 2026 Short-Term Assessment of Reliability no longer identified a near-term reliability need. The NYISO noted, however, that its update did not affect the longer-term reliability assessments, and that it continued to foresee reliability concerns for the Lower Hudson Valley and New York City beginning in 2032, even assuming CHPE and other planned projects are available.

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

Federal Regulation
In August 2026, the president of the United States issued the “Declaring a National Emergency to Secure the United States Bulk-Power System” executive order. The executive order authorizes the U.S. Department of Energy to review, prohibit or impose conditions on certain transactions involving foreign-produced bulk-power system electric equipment determined to present national security risks. The executive order also directs the U.S. Department of Energy to develop implementing regulations and other federal actions affecting procurement of bulk-power system equipment, which remain pending. CECONY and O&R are evaluating the executive order, but are unable to predict the impact on them of regulations that may be adopted regarding the bulk-power system.

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

Federal Energy Regulatory Commission (FERC)
In October 2026, the FERC issued an order regarding CECONY’s and other parties’ longstanding dispute with PJM Interconnection LLC (PJM) concerning PJM’s methodology for allocating the costs of certain regional transmission expansion plan projects. Among other things, the FERC reaffirmed its March 2026 determination that PJM’s de minimis threshold used in allocating regional transmission enhancement plan (RTEP) project costs for all PJM projects is unjust, unreasonable and unduly discriminatory. The FERC also reaffirmed that historical transmission cost responsibility assignments for over 600 RTEP projects are to be recalculated without application of the de minimis threshold, together with associated refunds, surcharges, and interest dating back to June 18, 2015. The methodology for performing the recalculations has not been finalized and remains subject to resolution through the hearing and settlement proceedings. In addition, FERC set for hearing and settlement proceedings determination of the proper cost allocation methodology for two specific RTEP projects CECONY and other parties challenged. Accordingly, CECONY is unable to estimate the amount of any refund it could receive, which would ultimately be credited to its electric customers.

Cyber Regulation
In April 2026, the NYSPSC adopted cybersecurity regulations for New York utilities, including CECONY and O&R, that became effective on June 1, 2026, and provide for phased compliance periods of up to 18 months for certain requirements. The regulations require the Utilities to, among other things, implement and maintain a risk-based cybersecurity program aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework, including governance oversight, periodic risk assessments and audits, continuous monitoring, security controls, incident response and recovery planning. The regulations also require prompt reporting of cybersecurity incidents to the NYSDPS (including cybersecurity data breaches experienced by third-party vendors), investigations following incidents and credit monitoring to customers following certain data breaches. Compliance will be phased in over specified periods set forth in the order, with incremental costs (including capital expenditures incurred to comply with the order) subject to deferral and review in future rate proceedings. The Utilities already comply with many of the requirements prescribed in the regulations, including alignment with the NIST framework, and expect to comply with all of the requirements of the regulations within the prescribed timeframe.

In September 2026, the NYSPSC issued an order initiating a proceeding to examine the use of “AI systems” by New York public utilities, including CECONY and O&R. The order, among other things, requires the Utilities to submit reports describing AI systems in operation and the policies, procedures and protocols governing such use. The NYSPSC stated that the proceeding is intended to assess the extent of AI adoption in utility operations and risks arising from increased reliance on AI within critical infrastructure, including operational, reliability, cybersecurity, data privacy and governance considerations. The Utilities are unable to predict the outcome or impact that the proceeding will have on them.

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

In October 2026, CECONY and Con Edison Transmission completed the sale of their interests in Honeoye for $5 million in aggregate, of which approximately $1.5 million was attributed to CECONY, before certain closing adjustments and expenses.

CECONY
Electric
CECONY provides electric service to approximately 3.7 million customers in all of New York City (except a part of Queens) and most of Westchester County, an approximately 660 square mile service area with a population of more than nine million.

During the summer of 2026, electric peak demand in CECONY's service area was 12,178 MW (which occurred on July 2, 2026). At design conditions, electric peak demand in CECONY's service area would have been approximately 12,680 MW in 2026 compared to CECONY's forecast of 12,690 MW.

In October 2026, CECONY updated its five-year forecast of average annual summer peak electric demand in its service area at design conditions from a 0.7 percent increase (for 2026 to 2030) to a 0.8 percent increase (for 2027 to 2031).

Gas
CECONY delivers gas to approximately 1.0 million customers in Manhattan, the Bronx, parts of Queens and most of Westchester County.

In June 2026, CECONY updated its five-year forecast of average annual firm peak gas demand in its service area at design conditions from a 0.2 percent increase (for 2026 to 2030) to a 0.2 percent decrease (for 2027 to 2031).

Steam
CECONY operates the largest steam distribution system in the United States by producing and delivering approximately 16,975 MMlb of steam annually to approximately 1,465 customers in parts of Manhattan.

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

During the summer of 2026, electric peak demand in O&R's service area was 1,604 MW (which occurred on July 2, 2026). At design conditions, electric peak demand in O&R's service area would have been approximately 1,570 MW in 2026 compared to O&R's forecast of 1,600 MW.

In October 2026, O&R updated its five-year forecast of average annual summer peak electric demand in its service area at design conditions from a 4.1 percent increase (for 2026 to 2030) to a 2.6 percent increase (for 2027 to 2031). Lower projected growth is primarily driven by a decreased electric vehicle adoption outlook and lower large load interconnection requests.

Gas
O&R delivers gas to over 0.1 million customers in southeastern New York.

In June 2026, O&R updated its five-year forecast of the average annual firm peak gas demand in its service area at design conditions from a 1.2 percent increase (for 2026 to 2030) to a 0.7 percent increase (for 2027 to 2031).

Certain financial data of Con Edison’s businesses are presented below:

	For the Three Months Ended September 30, 2026				For the Nine Months Ended September 30, 2026				At September 30, 2026
(Millions of Dollars, except percentages)	Operating Revenues		Net Income		Operating Revenues		Net Income		Assets
CECONY	$4,547	93%	$719	94%	$13,006	92%	$1,748	87%	$71,686	93%
O&R	365	7	44	5	1,069	8	103	5	4,828	7
Total Utilities	$4,912	100%	$763	99%	$14,075	100%	$1,851	92%	$76,514	100%
Con Edison Transmission	1	—	6	1	4	—	156	8	381	—
Other (a)	—	—	(3)	—	(1)	—	(9)	—	295	—
Total Con Edison	$4,913	100%	$766	100%	$14,078	100%	$1,998	100%	$77,190	100%
(a)Other includes the parent company, Con Edison’s tax equity investments and consolidation adjustments. See Note Q to the Third Quarter Financial Statements.

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, containing a broad range of tax reform provisions, including extending and modifying certain key provisions of the federal Tax Cuts and Jobs Act of 2017, as enacted on December 22, 2017 and expanding certain incentives under the federal Inflation Reduction Act (IRA), as enacted on August 16, 2022, while accelerating the phase-out of solar and wind credits. The Companies have assessed the potential impacts of the OBBBA and any such assessments may be impacted by future guidance to be issued by the Department of Treasury. However, based on management’s assessment, the provisions in the OBBBA have not had, and are not expected to have, a material impact on the Companies’ financial position, results of operations or liquidity.

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

Beginning in 2024, based on the existing statute, the Companies are subject to and report the CAMT in their Consolidated Income Statements, Consolidated Statements of Cash Flows and the Consolidated Balance Sheets. At September 30, 2026, Con Edison accrued a CAMT liability of $16 million ($15 million of which is for CECONY) before the application of general business credits, with an offsetting deferred tax asset representing the minimum tax credit carryforward. The deferred tax asset related to the minimum tax credit carryforward will be realized to the extent the Companies’ consolidated deferred tax liabilities exceed the minimum tax credit carryforward. The Companies’ deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future and thus no valuation allowance is required.

On February 18, 2026, the Internal Revenue Service and the Department of Treasury issued Notice 2026-7, which provides additional interim guidance regarding the application of the CAMT and allows the Companies to deduct certain repair expenditures as a reduction to the Companies’ modified GAAP net income. This interim guidance is retroactive to the beginning of the IRA provisions in calculating the Companies’ CAMT liability. In the nine months ended September 30, 2026, Con Edison reduced its CAMT credit carryforward by $205 million ($213 million of which is for CECONY) and increased its general business tax credit carryforward by approximately $154 million as a result of adopting the interim guidance for the 2024 and 2025 tax years. This guidance will also reduce the Companies’ CAMT liability going forward. The Companies are continuing to assess the impacts of the IRA on their financial statements and will update estimates based on future guidance to be issued by the Department of the Treasury.

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

Results of Operations
Net income and earnings per share for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
(Millions of Dollars, except per share amounts)	Net Income		Earnings per Share		Net Income		Earnings per Share
CECONY	$719	$639	$1.94	$1.77	$1,748	$1,606	$4.76	$4.51
O&R	44	41	0.12	0.11	103	94	0.28	0.26
Con Edison Transmission (a)	6	11	0.02	0.04	156	31	0.42	0.09
Other (b)	(3)	(3)	(0.01)	(0.01)	(9)	(5)	(0.02)	(0.02)
Con Edison (c)	$766	$688	$2.07	$1.91	$1,998	$1,726	$5.44	$4.84
(a)Net income and earnings per share for the nine months ended September 30, 2026 includes $134 million or $0.37 a share (after-tax) for the gain on the sale of Con Edison's equity interest in MVP and $(3) million or $(0.01) a share (after-tax) for the transaction costs associated with the strategic alternatives review of Con Edison's equity interests in MVP and Honeoye. Net income and earnings per share for the three and nine months ended September 30, 2025 includes $2 million or $0.01 a share (after-tax) and $7 million or $0.02 a share (after-tax) for accretion of the basis difference of Con Edison's equity interest in MVP, respectively. See “Investment in Mountain Valley Pipeline, LLC (MVP)” in Note A to the Third Quarter Financial Statements.

(b)    Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Third Quarter Financial Statements. Net income and earnings per share for the nine months ended September 30, 2025 includes $1 million (after-tax) for the adjustments to the gain and other impacts related to the sale of all of the stock of the Clean Energy Businesses in 2023.

(c)    Earnings per share on a diluted basis were $2.06 a share and $1.90 a share for the three months ended September 30, 2026 and 2025, respectively, and $5.42 a share and $4.83 a share for the nine months ended September 30, 2026 and 2025, respectively.

The following table presents the estimated effect of major factors on earnings per share and net income for the three and nine months ended September 30, 2026 as compared with the 2025 period.

Variation for the Three Months Ended September 30, 2026 vs. 2025
	Net Income (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$62	$0.17
Higher income from allowance for equity funds used during construction	9	0.03
Lower operation and maintenance expense from health care costs	8	0.02
Dilutive effect of issuance of common shares	—	(0.05)
Other	1	—
Total CECONY	80	0.17
O&R (a)
Electric base rate increase	11	0.03
Higher electric and gas operation and maintenance expense	(5)	(0.01)
Other	(3)	(0.01)
Total O&R	3	0.01
Con Edison Transmission
Lower investment income primarily due to the sale of Con Edison's equity interest in MVP	(5)	(0.01)
Accretion of the basis difference of Con Edison's equity interest in MVP	(2)	(0.01)
Other	2	—
Total Con Edison Transmission	(5)	(0.02)
Other, including parent company expenses (b)
Total Other, including parent company expenses	—	—
Total Reported (GAAP basis)	$78	$0.16

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

(b)Other includes the parent company, Con Edison's tax equity investments and consolidation adjustments.

Variation for the Nine Months Ended September 30, 2026 vs. 2025
	Net Income (Net of Tax) (Millions of Dollars)	Earnings per Share
CECONY (a)
Higher electric rate base	$99	$0.27
Higher gas rate base	29	0.08
Higher income from allowance for equity funds used during construction	15	0.04
Dilutive effect of issuance of common shares	—	(0.14)
Other	(1)	—
Total CECONY	142	0.25
O&R (a)
Electric base rate increase	19	0.05
Gas base rate increase	5	0.01
Higher interest expense on long-term debt	(8)	(0.02)
Higher electric and gas operation and maintenance expense	(5)	(0.01)
Other	(2)	(0.01)
Total O&R	9	0.02
Con Edison Transmission
Gain on the sale of Con Edison's equity interest in MVP	134	0.37
Accretion of the basis difference of Con Edison's equity interest in MVP	(5)	(0.02)
Transaction costs associated with strategic alternatives review of Con Edison's equity interests in MVP and Honeoye	(3)	(0.01)
Other	(1)	(0.01)
Total Con Edison Transmission	125	0.33
Other, including parent company expenses (b)
Higher other interest expense	(1)	—
Loss and other impacts related to the sale of the Clean Energy Businesses	(1)	—
HLBV effects	1	—
Other	(3)	—
Total Other, including parent company expenses	(4)	—
Total Reported (GAAP basis)	$272	$0.60

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

The Companies’ other operations and maintenance expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2026	2025 (d)	2026	2025 (d)
CECONY
Operations	$532	$500	$1,588	$1,494
Pensions and other postretirement benefits (a)	(19)	7	(58)	20
Health care and other benefits	46	60	167	159
Regulatory fees and assessments (b)	152	144	418	424
Other	129	160	383	454
Total CECONY	$840	$871	$2,498	$2,551
O&R	98	92	286	280
Con Edison Transmission	3	2	9	8
Other (c)	—	—	1	1
Total other operations and maintenance expenses	$941	$965	$2,794	$2,840
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
(d)Certain prior period amounts have been reclassified within the Companies' other operations and maintenance expenses to conform with current period presentation.

A discussion of the results of operations by principal business segment for the three and nine months ended September 30, 2026 and 2025 follows. For additional business segment financial information, see Note M to the Third Quarter Financial Statements.

The Companies’ results of operations for the three months ended September 30, 2026 and 2025 were as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Operating revenues	$4,547	$4,181	$365	$349	$1	$1	$—	$(1)	$4,913	$4,530
Purchased power	914	777	127	128	—	—	(1)	—	1,040	905
Fuel	42	40	—	—	—	—	—	—	42	40
Gas purchased for resale	98	97	16	16	—	—	—	—	114	113
Other operations and maintenance	840	871	98	92	3	2	—	—	941	965
Depreciation and amortization	553	554	35	32	—	—	1	—	589	586
Taxes, other than income taxes	990	928	24	24	—	—	3	1	1,017	953
Operating income (loss)	1,110	914	65	57	(2)	(1)	(3)	(2)	1,170	968
Other income	147	201	10	12	10	16	1	2	168	231
Net interest expense (income)	297	289	18	16	—	—	2	4	317	309
Income (loss) before income tax expense (benefit)	960	826	57	53	8	15	(4)	(4)	1,021	890
Income tax expense (benefit)	241	187	13	12	2	4	(1)	(1)	255	202
Net income (loss)	$719	$639	$44	$41	$6	$11	$(3)	$(3)	$766	$688
(a)Other includes the parent company, Con Edison’s tax equity investments and consolidation adjustments. See Note Q to the Third Quarter Financial Statements.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Three Months Ended September 30, 2026				For the Three Months Ended September 30, 2025
(Millions of Dollars)	Electric	Gas	Steam	2026 Total	Electric	Gas	Steam	2025 Total	2026-2025 Variation
Operating revenues	$4,073	$412	$62	$4,547	$3,733	$392	$56	$4,181	$366
Purchased power	906	—	8	914	769	—	8	777	137
Fuel	39	—	3	42	41	—	(1)	40	2
Gas purchased for resale	—	98	—	98	—	97	—	97	1
Other operations and maintenance	655	132	53	840	686	132	53	871	(31)
Depreciation and amortization	400	123	30	553	403	122	29	554	(1)
Taxes, other than income taxes	760	166	64	990	710	163	55	928	62
Operating income (loss)	$1,313	$(107)	$(96)	$1,110	$1,124	$(122)	$(88)	$914	$196

Electric
CECONY’s results of electric operations for the three months ended September 30, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2026	September 30, 2025	Variation
Operating revenues	$4,073	$3,733	$340
Purchased power	906	769	137
Fuel	39	41	(2)
Other operations and maintenance	655	686	(31)
Depreciation and amortization	400	403	(3)
Taxes, other than income taxes	760	710	50
Electric operating income	$1,313	$1,124	$189

CECONY’s electric sales and deliveries for the three months ended September 30, 2026 compared with the 2025 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2026	September 30, 2025	Variation	Percent Variation		September 30, 2026	September 30, 2025	Variation	Percent Variation
Residential/Religious (b)	4,563	4,158	405	9.7%		$1,806	$1,514	$292	19.3%
Commercial/Industrial	3,070	3,035	35	1.2		1,024	964	60	6.2
Retail choice customers	5,715	5,928	(213)	(3.6)		888	954	(66)	(6.9)
NYPA, Municipal Agency and other sales	2,616	2,571	45	1.8		295	293	2	0.7
Other operating revenues (c)	—	—	—	—		60	8	52	Large
Total	15,964	15,692	272	1.7%	(d)	$4,073	$3,733	$340	9.1%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 1.7 percent in the three months ended September 30, 2026 compared with the 2025 period.

Operating revenues increased $340 million in the three months ended September 30, 2026 compared with the 2025 period primarily due to higher purchased power expenses ($137 million), an increase in revenue from the electric rate plan ($78 million), amortization of deferred costs ($45 million), higher state and local revenue taxes ($10 million), and higher operating revenue primarily driven by surcharge activity ($8 million).

Purchased power expenses increased $137 million in the three months ended September 30, 2026 compared with the 2025 period due to higher purchased volumes ($142 million), offset in part by lower unit costs ($5 million).

Other operations and maintenance expenses decreased $31 million in the three months ended September 30, 2026 compared with the 2025 period primarily due to lower costs for pension and other postretirement benefits ($17 million), lower health care costs ($10 million), and lower electric operations maintenance activities ($2 million).

Taxes, other than income taxes increased $50 million in the three months ended September 30, 2026 compared with the 2025 period primarily due to higher state and local revenue taxes ($29 million), higher property taxes ($20 million), and lower deferral of under-collected property taxes ($8 million), offset in part by a lower deferral of shaped customer bill impact of the electric rate plan ($6 million).

Gas
CECONY’s results of gas operations for the three months ended September 30, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2026	September 30, 2025	Variation
Operating revenues	$412	$392	$20
Gas purchased for resale	98	97	1
Other operations and maintenance	132	132	—
Depreciation and amortization	123	122	1
Taxes, other than income taxes	166	163	3
Gas operating loss	$(107)	$(122)	$15

CECONY’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2026 compared with the 2025 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2026	September 30, 2025	Variation	Percent Variation		September 30, 2026	September 30, 2025	Variation	Percent Variation
Residential	4,198	3,896	302	7.8%		$156	$157	$(1)	(0.6)%
General	4,762	4,891	(129)	(2.6)		104	105	(1)	(1.0)
Firm transportation	9,165	9,014	151	1.7		96	109	(13)	(11.9)
Total firm sales and transportation	18,125	17,801	324	1.8%	(b)	$356	$371	$(15)	(4.0)%
Interruptible sales	393	663	(270)	(40.7)		4	4	—	—
NYPA	14,984	13,036	1,948	14.9		1	1	—	—
Generation plants	24,062	24,107	(45)	(0.2)		6	7	(1)	(14.3)
Other	3,783	3,932	(149)	(3.8)		6	6	—	—
Other operating revenues (c)	—	—	—	—		39	3	36	Large
Total	61,347	59,539	1,808	3.0%		$412	$392	$20	5.1%
(a)Revenues from gas sales are subject to a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations, primarily weather, billing days, firm gas sales and transportation volumes in CECONY’s service area increased 1.3 percent in the three months ended September 30, 2026 compared with the 2025 period.
(c)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues increased $20 million in the three months ended September 30, 2026 compared with the 2025 period primarily due to amortization of deferred costs ($17 million), an increase in revenue from the gas rate plan ($12 million), offset in part by lower unbilled revenue ($6 million).

Steam
CECONY’s results of steam operations for the three months ended September 30, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2026	September 30, 2025	Variation
Operating revenues	$62	$56	$6
Purchased power	8	8	—
Fuel	3	(1)	4
Other operations and maintenance	53	53	—
Depreciation and amortization	30	29	1
Taxes, other than income taxes	64	55	9
Steam operating loss	$(96)	$(88)	$(8)

CECONY’s steam sales and deliveries for the three months ended September 30, 2026 compared with the 2025 period were:

	Millions of Pounds Delivered					Revenues in Millions
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2026	September 30, 2025	Variation	Percent Variation		September 30, 2026	September 30, 2025	Variation	Percent Variation
General	7	9	(2)	(22.2)%		$3	$2	$1	50.0%
Apartment house	542	583	(41)	(7.0)		18	16	2	12.5
Annual power	1,572	1,682	(110)	(6.5)		42	39	3	7.7
Other operating revenues (a)	—	—	—	—		(1)	(1)	—	—
Total	2,121	2,274	(153)	(6.7)%	(b)	$62	$56	$6	10.7%
(a)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(b)After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company's service area decreased 7.8 percent in the three months ended September 30, 2026 compared with the 2025 period.

Operating revenues increased $6 million in the three months ended September 30, 2026 compared with the 2025 period primarily due to an increase in revenue from the steam rate plan ($3 million) and higher fuel expenses ($4 million).

Taxes, other than income taxes increased $9 million in the three months ended September 30, 2026 compared with the 2025 period primarily due to a higher deferral to levelize the customer bill impact of the steam rate plan ($3 million), higher deferral of over-collected property taxes ($4 million), and higher payroll taxes ($2 million).

Taxes, Other Than Income Taxes
At $990 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the three months ended September 30, 2026. The principal components of, and variations in, taxes other than income taxes were:

	For the Three Months Ended September 30,
(Millions of Dollars)	2026		2025		Variation
Property taxes	$816		$787		$29
State and local taxes related to revenue receipts	146		115		31
Payroll taxes	22		20		2
Other taxes (b)	6		6		—
Total	$990	(a)	$928	(a)	$62
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2026 and 2025 were $1,225 million and $1,136 million, respectively.
(b)Including the deferral of customer bill impact of rate plans offset in part by deferral of under-collected property taxes ($5 million) in 2026 and deferral of customer bill impact of rate plans offset in part by deferral of under-collected property taxes ($4 million) in 2025.

Other Income (Deductions)
Other income decreased $54 million in the three months ended September 30, 2026 compared with the 2025 period primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($60 million), and lower income resulting from investment performance in the deferred compensation plan ($5 million), offset in part by an increase in allowance for funds used during construction (AFUDC) ($9 million).

Net Interest Expense
Net interest expense increased $8 million in the three months ended September 30, 2026 compared with the 2025 period primarily due to higher interest on long-term debt resulting from increased debt balances ($31 million), offset in part by a decrease in other interest expense ($8 million), interest related to clean energy fund reconciliation ($7 million), interest on regulatory liability balances ($3 million), and an increase in AFUDC ($5 million).

Income Tax Expense
Income taxes increased $54 million in the three months ended September 30, 2026 compared with the 2025 period primarily due to higher income before income tax expense ($35 million), lower benefit from the annual amortization of MTA tax surcredit ($4 million), lower write-offs of uncollectible accounts ($13 million), and higher cost of removal ($3 million).

O&R

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
(Millions of Dollars)	Electric	Gas	2026 Total	Electric	Gas	2025 Total	2026-2025 Variation
Operating revenues	$322	$43	$365	$308	$41	$349	$16
Purchased power	127	—	127	128	—	128	(1)
Gas purchased for resale	—	16	16	—	16	16	—
Other operations and maintenance	75	23	98	71	21	92	6
Depreciation and amortization	24	11	35	22	10	32	3
Taxes, other than income taxes	16	8	24	16	8	24	—
Operating income (loss)	$80	$(15)	$65	$71	$(14)	$57	$8

Electric
O&R’s results of electric operations for the three months ended September 30, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2026	September 30, 2025	Variation
Operating revenues	$322	$308	$14
Purchased power	127	128	(1)
Other operations and maintenance	75	71	4
Depreciation and amortization	24	22	2
Taxes, other than income taxes	16	16	—
Electric operating income	$80	$71	$9

O&R’s electric sales and deliveries for the three months ended September 30, 2026 compared with the 2025 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2026	September 30, 2025	Variation	Percent Variation		September 30, 2026	September 30, 2025	Variation	Percent Variation
Residential/Religious (b)	804	796	8	1.0%		$212	$210	$2	1.0%
Commercial/Industrial	301	303	(2)	(0.7)		58	61	(3)	(4.9)
Retail choice customers	647	624	23	3.7		48	54	(6)	(11.1)
Public authorities	32	32	—	—		4	4	—	—
Other operating revenues (c)	—	—	—	—		—	(21)	21	Large
Total	1,784	1,755	29	1.7%	(d)	$322	$308	$14	4.5%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area decreased 0.4 percent in the three months ended September 30, 2026 compared with the 2025 period.

Operating revenues increased $14 million in the three months ended September 30, 2026 compared with the 2025 period primarily due to higher revenues from the company's New York electric rate plan ($16 million), offset in part by lower purchased power expenses ($1 million).

Gas
O&R’s results of gas operations for the three months ended September 30, 2026 compared with the 2025 period were as follows:

	For the Three Months Ended
(Millions of Dollars)	September 30, 2026	September 30, 2025	Variation
Operating revenues	$43	$41	$2
Gas purchased for resale	16	16	—
Other operations and maintenance	23	21	2
Depreciation and amortization	11	10	1
Taxes, other than income taxes	8	8	—
Gas operating loss	$(15)	$(14)	$(1)

O&R’s gas sales and deliveries, excluding off-system sales, for the three months ended September 30, 2026 compared with the 2025 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Three Months Ended					For the Three Months Ended
Description	September 30, 2026	September 30, 2025	Variation	Percent Variation		September 30, 2026	September 30, 2025	Variation	Percent Variation
Residential	937	913	24	2.6%		$23	$22	$1	4.5%
General	267	268	(1)	(0.4)		4	5	(1)	(20.0)
Firm transportation	446	454	(8)	(1.8)		4	4	—	—
Total firm sales and transportation	1,650	1,635	15	0.9%	(b)	$31	$31	$—	—
Interruptible sales	808	826	(18)	(2.2)		1	1	—	—
Other	34	69	(35)	(50.7)		—	1	(1)	Large
Other gas revenues	—	—	—	—		11	8	3	37.5
Total	2,492	2,530	(38)	(1.5)%		$43	$41	$2	4.9%
(a)Revenues from New York gas sales are subject to a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R's service area decreased 0.8 percent in the three months ended September 30, 2026 compared with the 2025 period.

Operating revenues increased $2 million in the three months ended September 30, 2026 compared with the 2025 period primarily due to higher revenues from the company's New York gas rate plan ($2 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, remained consistent in 2026 compared with 2025 for the three months ended September 30, 2026. The principal components of taxes, other than income taxes, were:

	For the Three Months Ended September 30,
(Millions of Dollars)	2026		2025		Variation
Property taxes	$18		$18		$—
State and local taxes related to revenue receipts	4		4		—
Payroll taxes	2		2		—
Total	$24	(a)	$24	(a)	$—
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2026 and 2025 was $35 million.

Con Edison Transmission
Other Income (Deductions)
Other income decreased $6 million in the three months ended September 30, 2026 compared with the 2025 period primarily due to lower investment income from MVP ($8 million), offset in part by higher investment income from New York Transco ($1 million).

The Companies’ results of operations for the nine months ended September 30, 2026 and 2025 were as follows:

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Operating revenues	$13,006	$11,963	$1,069	$959	$4	$3	$(1)	$(1)	$14,078	$12,924
Purchased power	2,288	1,991	345	285	—	—	—	—	2,633	2,276
Fuel	287	194	—	—	—	—	—	—	287	194
Gas purchased for resale	594	551	103	96	—	—	(1)	(1)	696	646
Other operations and maintenance	2,498	2,551	286	280	9	8	1	1	2,794	2,840
Depreciation and amortization	1,635	1,631	103	94	—	1	1	—	1,739	1,726
Taxes, other than income taxes	2,948	2,717	76	72	—	—	5	5	3,029	2,794
Operating income (loss)	2,756	2,328	156	132	(5)	(6)	(7)	(6)	2,900	2,448
Gain on sale of interest in Mountain Valley Pipeline, LLC	—	—	—	—	189	—	—	—	189	—
Other income (deductions)	440	608	30	35	36	49	—	1	506	693
Net interest expense	878	868	53	47	—	—	7	7	938	922
Income (loss) before income tax expense (benefit)	2,318	2,068	133	120	220	43	(14)	(12)	2,657	2,219
Income tax expense (benefit)	570	462	30	26	64	12	(5)	(7)	659	493
Net income (loss)	$1,748	$1,606	$103	$94	$156	$31	($9)	$(5)	$1,998	$1,726
(a)Other includes the parent company, Con Edison’s tax equity investments, consolidation adjustments and Broken Bow II, the deferred project that was classified as held for sale at December 31, 2024, with the sale and transfer completed in January 2025. See Note Q to the Third Quarter Financial Statements.
(b)Represents the consolidated results of operations of Con Edison and its businesses.

CECONY

	For the Nine Months Ended September 30, 2026				For the Nine Months Ended September 30, 2025
(Millions of Dollars)	Electric	Gas	Steam	2026 Total	Electric	Gas	Steam	2025 Total	2026-2025 Variation
Operating revenues	$9,765	$2,629	$612	$13,006	$9,000	$2,446	$517	$11,963	$1,043
Purchased power	2,253	—	35	2,288	1,962	—	29	1,991	297
Fuel	175	—	112	287	122	—	72	194	93
Gas purchased for resale	—	594	—	594	—	551	—	551	43
Other operations and maintenance	1,914	411	173	2,498	1,980	406	165	2,551	(53)
Depreciation and amortization	1,180	367	88	1,635	1,187	359	85	1,631	4
Taxes, other than income taxes	2,171	571	206	2,948	2,021	529	167	2,717	231
Operating income (loss)	$2,072	$686	$(2)	$2,756	$1,728	$601	$(1)	$2,328	$428

Electric
CECONY’s results of electric operations for the nine months ended September 30, 2026 compared with the 2025 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2026	September 30, 2025	Variation
Operating revenues	$9,765	$9,000	$765
Purchased power	2,253	1,962	291
Fuel	175	122	53
Other operations and maintenance	1,914	1,980	(66)
Depreciation and amortization	1,180	1,187	(7)
Taxes, other than income taxes	2,171	2,021	150
Electric operating income	$2,072	$1,728	$344

CECONY’s electric sales and deliveries for the nine months ended September 30, 2026 compared with the 2025 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2026	September 30, 2025	Variation	Percent Variation		September 30, 2026	September 30, 2025	Variation	Percent Variation
Residential/Religious (b)	10,859	9,662	1,197	12.4%		$4,252	$3,566	$686	19.2%
Commercial/Industrial	8,522	8,367	155	1.9		2,753	2,555	198	7.7
Retail choice customers	15,308	15,833	(525)	(3.3)		2,022	2,160	(138)	(6.4)
NYPA, Municipal Agency and other sales	7,323	7,338	(15)	(0.2)		744	710	34	4.8
Other operating revenues (c)	—	—	—	—		(6)	9	(15)	Large
Total	42,012	41,200	812	2.0%	(d)	$9,765	$9,000	$765	8.5%
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
(d)After adjusting for variations, primarily weather and billing days, electric delivery volumes in CECONY’s service area increased 0.9 percent in the nine months ended September 30, 2026 compared with the 2025 period.

Operating revenues increased $765 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to higher purchased power expenses ($291 million), amortization of deferred costs ($134 million), an increase in revenue from the electric rate plan ($125 million), higher fuel expenses ($53 million), higher state and local revenue taxes ($26 million), higher unbilled revenue ($14 million), higher operating revenue primarily driven by surcharge activity ($13 million), and higher other revenue ($4 million).

Purchased power expenses increased $291 million in the nine months ended September 30, 2026 compared with the 2025 period due to higher purchased volumes ($249 million) and higher unit costs ($42 million).

Fuel expenses increased $53 million in the nine months ended September 30, 2026 compared with the 2025 period due to higher unit costs ($36 million) and higher purchased volumes from CECONY's electric generating facilities ($17 million).

Other operations and maintenance decreased $66 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to lower costs for pension and other postretirement benefits ($52 million), and lower health care costs ($6 million).

Depreciation and amortization decreased $7 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to lower depreciation rates and an update on useful lives of utility plant from the electric rate plan.

Taxes, other than income taxes increased $150 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to higher property taxes ($101 million), higher state and local revenue taxes ($58 million), and lower deferral of under-collected property taxes ($5 million), offset in part by a lower deferral of shaped customer bill impact of the electric rate plan ($14 million).

Gas
CECONY’s results of gas operations for the nine months ended September 30, 2026 compared with the 2025 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2026	September 30, 2025	Variation
Operating revenues	$2,629	$2,446	$183
Gas purchased for resale	594	551	43
Other operations and maintenance	411	406	5
Depreciation and amortization	367	359	8
Taxes, other than income taxes	571	529	42
Gas operating income	$686	$601	$85

CECONY’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2026 compared with the 2025 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2026	September 30, 2025	Variation	Percent Variation		September 30, 2026	September 30, 2025	Variation	Percent Variation
Residential	41,165	39,411	1,754	4.5%		$1,037	$1,032	$5	0.5%
General	29,702	28,434	1,268	4.5		662	635	27	4.3
Firm transportation	60,560	60,688	(128)	(0.2)		700	743	(43)	(5.8)
Total firm sales and transportation	131,427	128,533	2,894	2.3	(b)	2,399	2,410	(11)	(0.5)
Interruptible sales	2,310	2,831	(521)	(18.4)		28	23	5	21.7
NYPA	36,846	32,632	4,214	12.9		2	2	—	—
Generation plants	53,438	51,377	2,061	4.0		16	16	—	—
Other	13,185	14,449	(1,264)	(8.7)		30	32	(2)	(6.3)
Other operating revenues (c)	—	—	—	—		154	(37)	191	Large
Total	237,206	229,822	7,384	3.2%		$2,629	$2,446	$183	7.5%
(a)Revenues from gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for variations primarily weather, billing days, firm gas sales and transportation volumes in CECONY’s service area decreased 2.7 percent in the nine months ended September 30, 2026 compared with the 2025 period.
(c)Other gas operating revenues generally reflect changes in the revenue decoupling mechanism and weather normalization clause current asset or regulatory liability and changes in regulatory assets and liabilities in accordance with other provisions of CECONY’s rate plan.

Operating revenues increased $183 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to higher amortization of deferred costs ($52 million), an increase in gas purchased for resale ($43 million), higher gas non-firm revenue ($37 million), and an increase in revenue from the gas rate plan ($29 million).

Gas purchased for resale increased $43 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to higher unit costs ($87 million), offset in part by lower purchased volumes ($44 million).

Depreciation and amortization expenses increased $8 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to higher gas utility plant balances.

Taxes, other than income taxes increased $42 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to a higher deferral of shaped customer bill impact of the gas rate plan ($21 million) and higher property taxes ($20 million).

Steam
CECONY’s results of steam operations for the nine months ended September 30, 2026 compared with the 2025 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2026	September 30, 2025	Variation
Operating revenues	$612	$517	$95
Purchased power	35	29	6
Fuel	112	72	40
Other operations and maintenance	173	165	8
Depreciation and amortization	88	85	3
Taxes, other than income taxes	206	167	39
Steam operating loss	$(2)	$(1)	$(1)

CECONY’s steam sales and deliveries for the nine months ended September 30, 2026 compared with the 2025 period were:

	Millions of Pounds Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2026	September 30, 2025	Variation	Percent Variation		September 30, 2026	September 30, 2025	Variation	Percent Variation
General	433	373	60	16.1%		$36	$28	$8	28.6%
Apartment house	3,795	3,818	(23)	(0.6)		171	145	26	17.9
Annual power	8,497	8,442	55	0.7		414	352	62	17.6
Other operating revenues (b)	—	—	—	—		(9)	(8)	(1)	(12.5)
Total	12,725	12,633	92	0.7%	(c)	$612	$517	$95	18.4%
(a)Revenues from steam sales are subject to a weather normalization clause, as a result of which, delivery revenues reflect normal weather conditions during the heating season.
(b)Other steam operating revenues generally reflect changes in regulatory assets and liabilities in accordance with CECONY’s rate plan.
(c)After adjusting for variations, primarily weather and billing days, steam sales and deliveries in the company's service area decreased 6.0 percent in the nine months ended September 30, 2026 compared with the 2025 period.

Operating revenues increased $95 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to higher fuel expenses ($40 million), an increase in revenue from the steam rate plan ($37 million), and higher purchased power expenses ($6 million).

Purchased power expenses increased $6 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to higher unit costs ($4 million), and higher purchased volumes ($2 million).

Fuel expenses increased $40 million in the nine months ended September 30, 2026 compared with the 2025 period due to higher unit costs ($40 million).

Other operations and maintenance expenses increased $8 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to higher steam operations maintenance activities ($8 million).

Taxes, other than income taxes increased $39 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to a higher deferral to levelize the customer bill impact of the steam rate plan ($24 million) and higher deferral of over-collected property taxes ($15 million).

Taxes, Other Than Income Taxes
At $2,948 million, taxes other than income taxes remain one of CECONY’s largest operating expenses for the nine months ended September 30, 2026. The principal components of, and variations in, taxes other than income taxes were:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2026		2025		Variation
Property taxes	$2,354		$2,235		$119
State and local taxes related to revenue receipts	414		345		69
Payroll taxes	83		77		6
Other taxes (b)	97		60		37
Total	$2,948	(a)	$2,717	(a)	$231
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2026 and 2025 were $3,626 million and $3,342 million, respectively.
(b)Including the deferral of customer bill impact of rate plans and deferral of over-collected property taxes ($94 million) in 2026 and deferral of customer bill impact of rate plans offset in part by deferral of under-collected property taxes of ($56 million) in 2025.

Other Income (Deductions)
Other income decreased $168 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to lower credits associated with components of pension and other postretirement benefits other than service cost ($183 million), offset in part by an increase in AFUDC ($15 million).

Net Interest Expense

Net interest expense increased $10 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to higher interest on long-term debt resulting from increased debt balances ($60 million), offset in part by a decrease in other interest expense ($21 million), interest related to clean energy fund reconciliation ($13 million), interest on regulatory liability balances ($13 million) and an increase in AFUDC ($5 million).

Income Tax Expense
Income taxes increased $108 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to higher income before income tax expense ($65 million), lower benefit from the annual amortization of MTA tax surcredit ($16 million), lower write-offs of uncollectible accounts ($28 million), higher cost of removal ($8 million), offset in part by higher amortization of excess deferred federal income taxes ($16 million).

O&R

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
(Millions of Dollars)	Electric	Gas	2026 Total	Electric	Gas	2025 Total	2026-2025 Variation
Operating revenues	$808	$261	$1,069	$719	$240	$959	$110
Purchased power	345	—	345	285	—	285	60
Gas purchased for resale	—	103	103	—	96	96	7
Other operations and maintenance	221	65	286	219	61	280	6
Depreciation and amortization	70	33	103	65	29	94	9
Taxes, other than income taxes	49	27	76	47	25	72	4
Operating income	$123	$33	$156	$103	$29	$132	$24

Electric
O&R’s results of electric operations for the nine months ended September 30, 2026 compared with the 2025 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2026	September 30, 2025	Variation
Operating revenues	$808	$719	$89
Purchased power	345	285	60
Other operations and maintenance	221	219	2
Depreciation and amortization	70	65	5
Taxes, other than income taxes	49	47	2
Electric operating income	$123	$103	$20

O&R’s electric sales and deliveries for the nine months ended September 30, 2026 compared with the 2025 period were:

	Millions of kWh Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2026	September 30, 2025	Variation	Percent Variation		September 30, 2026	September 30, 2025	Variation	Percent Variation
Residential/Religious (b)	1,939	1,829	110	6.0%		$521	$450	$71	15.8%
Commercial/Industrial	855	837	18	2.2		167	160	7	4.4
Retail choice customers	1,801	1,686	115	6.8		116	125	(9)	(7.2)
Public authorities	89	88	1	1.1		13	11	2	18.2
Other operating revenues (c)	—	—	—	—		(9)	(27)	18	(66.7)
Total	4,684	4,440	244	5.5%	(d)	$808	$719	$89	12.4%
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
(d)After adjusting for weather and other variations, electric delivery volumes in O&R’s service area increased 2.2 percent in the nine months ended September 30, 2026 compared with the 2025 period.

Operating revenues increased $89 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to higher purchased power expenses ($60 million), and higher revenues from the New York electric rate plan ($29 million).

Purchased power expenses increased $60 million in the nine months ended September 30, 2026 compared with the 2025 period due to higher unit costs ($53 million) and higher purchased volumes ($7 million).

Gas
O&R’s results of gas operations for the nine months ended September 30, 2026 compared with the 2025 period were as follows:

	For the Nine Months Ended
(Millions of Dollars)	September 30, 2026	September 30, 2025	Variation
Operating revenues	$261	$240	$21
Gas purchased for resale	103	96	7
Other operations and maintenance	65	61	4
Depreciation and amortization	33	29	4
Taxes, other than income taxes	27	25	2
Gas operating income	$33	$29	$4

O&R’s gas sales and deliveries, excluding off-system sales, for the nine months ended September 30, 2026 compared with the 2025 period were:

	Thousands of Dt Delivered					Revenues in Millions (a)
	For the Nine Months Ended					For the Nine Months Ended
Description	September 30, 2026	September 30, 2025	Variation	Percent Variation		September 30, 2026	September 30, 2025	Variation	Percent Variation
Residential	10,226	9,727	499	5.1%		$195	$172	$23	13.4%
General	2,279	2,177	102	4.7		33	30	3	10.0
Firm transportation	3,840	3,826	14	0.4		33	30	3	10.0
Total firm sales and transportation	16,345	15,730	615	3.9	(b)	$261	$232	$29	12.5
Interruptible sales	2,517	2,755	(238)	(8.6)		5	5	—	—
Generation plants	—	2	(2)	Large		—	—	—	—
Other	503	524	(21)	(4.0)		1	1	—	—
Other gas revenues	—	—	—	—		(6)	2	(8)	Large
Total	19,365	19,011	354	1.9%		$261	$240	$21	8.8%
(a)Revenues from New York gas sales are subject to a weather normalization clause and a revenue decoupling mechanism as a result of which delivery revenues are generally not affected by changes in delivery volumes from levels assumed when rates were approved.
(b)After adjusting for weather and other variations, firm sales and transportation volumes in O&R's service area decreased 0.8 percent in the nine months ended September 30, 2026 compared with the 2025 period.

Operating revenues increased $21 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to higher revenues from the New York gas rate plan ($14 million), and an increase in gas purchased for resale ($7 million).

Gas purchased for resale increased $7 million in the nine months ended September 30, 2026 compared with the 2025 period due to higher unit costs ($23 million), offset in part by lower purchased volumes ($16 million).

Taxes, Other Than Income Taxes
Taxes, other than income taxes, increased $4 million in 2026 compared with 2025 for the nine months ended September 30, 2026. The principal components of taxes, other than income taxes, were:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2026		2025		Variation
Property taxes	$55		$53		$2
State and local taxes related to revenue receipts	12		11		1
Payroll taxes	9		8		1
Total	$76	(a)	$72	(a)	$4
(a)Including sales tax on customers’ bills, total taxes other than income taxes in 2026 and 2025 were $107 million and $100 million, respectively.

Con Edison Transmission
Other Income (Deductions)
Other income decreased $13 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to lower investment income from MVP ($14 million) and transaction expenses associated with the sale of MVP ($4 million), offset in part by higher investment income from New York Transco ($4 million).

Income Tax Expense
Income taxes increased $52 million in the nine months ended September 30, 2026 compared with the 2025 period primarily due to higher income before income tax expense from the sale of its interest in MVP.

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

The Companies’ cash, temporary cash investments and restricted cash resulting from operating, investing and financing activities for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	For the Nine Months Ended September 30,
	CECONY		O&R		Con Edison Transmission		Other (a)(b)		Con Edison (b)
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Operating activities	$2,573	$3,111	$249	$204	$14	$33	$(11)	$(28)	$2,825	$3,320
Investing activities	(3,981)	(3,497)	(387)	(297)	313	(36)	—	44	(4,055)	(3,786)
Financing activities	(147)	(829)	170	180	(334)	(5)	12	(31)	(299)	(685)
Net change for the period	(1,555)	(1,215)	32	87	(7)	(8)	1	(15)	(1,529)	(1,151)
Balance at beginning of period	1,581	1,254	24	38	19	23	6	18	1,630	1,333
Balance at end of period (c)	$26	$39	$56	$125	$12	$15	$7	$3	$101	$182
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

In general, the Utilities suspended service disconnections during the COVID-19 pandemic and have since resumed such activities in accordance with applicable law. At September 30, 2026, CECONY's and O&R's customer accounts receivable balances of $2,917 million and $115 million, respectively, included aged accounts receivable (balances outstanding in excess of 60 days) of $1,345 million and $26 million, respectively. A continued slow recovery of accounts receivable balances has impacted and is expected to continue to impact the Companies' liquidity. See “Aged Accounts Receivable Balances,” above.

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

Net cash flows from operating activities for the nine months ended September 30, 2026 for Con Edison were $495 million lower than in the 2025 period. The change in net cash flows for Con Edison primarily reflects:
•an increase in other receivables, net and other current assets of $314 million; and
•higher taxes receivable of $173 million, due, in part, to federal tax refunds related to amended returns filed in 2026 that have not been received.

Net cash flows from operating activities for the nine months ended September 30, 2026 for CECONY were $538 million lower than in the 2025 period. The change in net cash flows for CECONY primarily reflects:
•higher accounts receivable from affiliated companies of $403 million, due, in part, to lower federal and state tax intercompany refund settlements in the 2026 period;
•an increase in other receivables, net and other current assets of $224 million; and
•an increase in prepayments of $178 million.
Offset in part by:
•lower deferred charges, noncurrent assets, leases, net and other regulatory assets of ($238 million).

Cash Flows Used in Investing Activities
The following table summarizes key components of Con Edison’s investing cash flows.

	For the Nine Months Ended September 30,
(Millions of Dollars)	2026	2025	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(4,051)	$(3,460)	$(591)
Cost of removal less salvage	(317)	(335)	18
Proceeds from sale of equity interest in Mountain Valley Pipeline, LLC	358	—	358
Proceeds from sale of Broken Bow II, net of cash and cash equivalents sold	—	45	(45)
Other investing activities	(45)	(36)	(9)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(4,055)	$(3,786)	$(269)

Net cash flows used in investing activities for Con Edison were $269 million higher for the nine months ended September 30, 2026 compared with the 2025 period. The change for Con Edison primarily reflects:
•an increase in utility capital expenditures of $591 million; and
•prior year proceeds from the sale of Broken Bow II of $45 million.
Offset in part by
•the proceeds from the sale of Con Edison Transmission's equity interest in MVP of ($358 million); and
•a decrease in cost of removal less salvage of ($18 million).

The following table summarizes key components of CECONY’s investing cash flows.

	For the Nine Months Ended September 30,
(Millions of Dollars)	2026	2025	Variance
INVESTING ACTIVITIES
Utility capital expenditures	$(3,671)	$(3,169)	$(502)
Cost of removal less salvage	(310)	(328)	18
NET CASH FLOWS USED IN INVESTING ACTIVITIES	$(3,981)	$(3,497)	$(484)

Net cash flows used in investing activities for CECONY were $484 million higher for the nine months ended September 30, 2026 compared with the 2025 period. The change for CECONY primarily reflects:
•an increase in utility capital expenditures of $502 million.
Offset by
•a decrease in cost of removal less salvage of ($18 million).

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

Cash Flows Used in Financing Activities
The following table summarizes key components of Con Edison’s financing cash flows.

	For the Nine Months Ended September 30,
(Millions of Dollars)	2026	2025	Variance
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	$(883)	$(1,618)	$735
Payment of short-term debt (Maturities greater than 90 days)	(300)	—	(300)
Borrowing under term loan	—	200	(200)
Repayment of term loan	(500)	—	(500)
Issuance of long-term debt	1,300	250	1,050
Debt issuance costs	(19)	(3)	(16)
Common stock dividends	(940)	(871)	(69)
Issuance of common shares - public offering	991	1,308	(317)
Issuance of common shares for stock plans	52	49	3
NET CASH FLOWS USED IN FINANCING ACTIVITIES	$(299)	$(685)	$386

Net cash flows used in financing activities for Con Edison were $386 million lower for the nine months ended September 30, 2026 compared with the 2025 period and reflect the following transactions:
•a $1,050 million increase in long-term debt issuances. In June 2026, CECONY issued $450 million aggregate principal amount of 5.15 percent debentures, due 2036 and $850 million aggregate principal amount of 5.875 percent debentures, due 2056. See Note C to the Third Quarter Financial Statements; and
•a decrease in the net payment of short-term debt (maturities 90 days or less) of $735 million.
Offset by
•the repayment of a term loan of ($500 million) in the 2026 period;
•a decrease in the issuance of common shares - public offering of ($317 million);
•the payment of short-term debt (maturities greater than 90 days) of ($300 million) in the 2026 period;
•the borrowing under a term loan of ($200 million) in the 2025 period; and
•an increase in common stock dividends of ($69 million).

The following table summarizes key components of CECONY’s financing cash flows.

	For the Nine Months Ended September 30,
(Millions of Dollars)	2026	2025	Variance
FINANCING ACTIVITIES
Net payment of short-term debt (Maturities 90 days or less)	$(857)	$(1,450)	$593
Payment of short-term debt (Maturities greater than 90 days)	(300)	—	(300)
Borrowing under term loan	—	200	(200)
Repayment of term loan	(500)	—	(500)
Issuance of long-term debt	1,300	—	1,300
Debt issuance costs	(19)	(2)	(17)
Capital contribution by Con Edison	1,155	1,275	(120)
Dividend to Con Edison	(926)	(852)	(74)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	$(147)	$(829)	$682

Net cash flows used in financing activities for CECONY were $682 million lower for the nine months ended September 30, 2026 compared with the 2025 period and reflects the following transactions:
•the issuance of long-term debt of $1,300 million. In June 2026, CECONY issued $450 million aggregate principal amount of 5.15 percent debentures, due 2036 and $850 million aggregate principal amount of 5.875 percent debentures, due 2056. See Note C to the Third Quarter Financial Statements; and
•a decrease in the net payment of short-term debt (maturities 90 days or less) of $593 million.
Offset in part by
•the repayment of a term loan of ($500 million) in the 2026 period;
•the payment of short-term debt (maturities greater than 90 days) of ($300 million) in the 2026 period;
•the borrowing under a term loan of ($200 million) in the 2025 period;
•a decrease in the contributed equity by Con Edison of ($120 million); and
•an increase in the dividend to Con Edison of ($74 million).

Cash flows used in financing activities of the Companies also reflect commercial paper issuances and repayments. The commercial paper amounts outstanding at September 30, 2026 and 2025 and the average daily balances for the nine months ended September 30, 2026 and 2025 for Con Edison and CECONY were as follows:

	2026		2025
(Millions of Dollars, except Weighted Average Yield)	Outstanding at September 30,	Daily average	Outstanding at September 30,	Daily average
Con Edison	$392	$708	$552	$879
CECONY	$83	$405	$244	$484
Weighted average yield	4.1%	3.9%	4.3%	4.6%

Capital Requirements and Resources
During 2026, Con Edison decreased its estimate for capital requirements for 2027, 2028 and 2029 to $7,489 million, $7,877 million and $8,546 million, respectively. The decreases include lower CECONY’s capital requirements of $50 million, $75 million and $97 million in 2027, 2028 and 2029, respectively, to reflect capital expenditures included in the September 2026 steam joint proposal that is subject to approval by the NYSPSC. See “Rate Plans – CECONY – Steam” in Note B to the Third Quarter Financial Statements above.

Capital Resources
For each of the Companies, the common equity ratio at September 30, 2026 and December 31, 2025 was:

	Common Equity Ratio (Percent of total capitalization)
	September 30, 2026	December 31, 2025
Con Edison	49.5	48.6
CECONY	48.6	47.8

Assets, Liabilities and Equity
The Companies' assets, liabilities, and equity at September 30, 2026 and December 31, 2025 are summarized as follows.

	CECONY		O&R		Con Edison Transmission		Other (a)		Con Edison (b)
(Millions of Dollars)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
ASSETS
Current assets	$5,904	$6,433	$403	$337	$36	$21	$(118)	$(41)	$6,225	$6,750
Investments	726	725	21	22	340	462	4	4	1,091	1,213
Net plant	54,496	51,861	3,830	3,540	3	3	1	(1)	58,330	55,403
Other noncurrent assets	10,560	10,297	574	521	2	2	408	417	11,544	11,237
Total Assets	$71,686	$69,316	$4,828	$4,420	$381	$488	$295	$379	$77,190	$74,603

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	$4,566	$5,944	$535	$396	$2	$18	$179	$256	$5,282	$6,614
Noncurrent liabilities	17,748	17,275	1,313	1,242	26	(61)	(318)	(208)	18,769	18,248
Long-term debt	25,353	24,060	1,491	1,491	—	—	—	—	26,844	25,551
Equity	24,019	22,037	1,489	1,291	353	531	434	331	26,295	24,190
Total Liabilities and Equity	$71,686	$69,316	$4,828	$4,420	$381	$488	$295	$379	$77,190	$74,603
(a) Other includes the parent company, Con Edison’s tax equity investments and consolidation adjustments.
(b) Represents the consolidated results of operations of Con Edison and its businesses.

CECONY
Current assets at September 30, 2026 were $529 million lower than at December 31, 2025. The change in current assets primarily reflects a decrease in cash and temporary cash investments ($1,555 million), offset in part by an increase in prepayments ($846 million), regulatory assets ($123 million), and accounts receivable from affiliated companies ($82 million). See Note B to the Third Quarter Financial Statements.

Net plant at September 30, 2026 was $2,635 million higher than at December 31, 2025. The change in net plant primarily reflects an increase in electric ($1,947 million), gas ($463 million), steam ($69 million), and general ($201 million) plant balances, and an increase in construction work in progress ($658 million), offset by an increase in accumulated depreciation ($703 million).

Other noncurrent assets at September 30, 2026 were $263 million higher than at December 31, 2025. The change in other noncurrent assets primarily reflects an increase in pension and retiree benefits ($158 million), and energy efficiency and other clean energy programs ($101 million). See Note B, Note E and Note F to the Third Quarter Financial Statements.

Current liabilities at September 30, 2026 were $1,378 million lower than at December 31, 2025. The change in current liabilities primarily reflects a decrease in notes payable ($1,157 million) and accounts payable ($84 million).

Noncurrent liabilities at September 30, 2026 were $473 million higher than at December 31, 2025. The change in noncurrent liabilities primarily reflects increases in deferred income taxes and unamortized investment tax credits ($780 million), offset in part by decreases in pension and other postretirement employee benefit deferrals ($192 million), and net unbilled revenue deferrals ($156 million). See Note B and Note E to the Third Quarter Financial Statements.

Long-term debt at September 30, 2026 was $1,293 million higher than at December 31, 2025. The change in long-term debt primarily reflects the 2026 issuance of debentures ($1,300 million). See "Liquidity and Capital Resources - Cash Flows from Financing Activities" above and Note C to the Third Quarter Financial Statements.

Equity at September 30, 2026 was $1,982 million higher than at December 31, 2025. The change in equity primarily reflects net income for the nine months ended September 30, 2026 ($1,748 million), capital contributions from Con Edison ($1,155 million) in 2026 and a change in stock awards ($6 million), offset in part by common stock dividends to Con Edison ($926 million) in 2026 and other comprehensive loss ($1 million).

O&R
Current assets at September 30, 2026 were $66 million higher than at December 31, 2025. The change in current assets primarily reflects an increase in cash and temporary cash investments ($31 million), prepayments ($25 million), and other receivables ($16 million).

Net plant at September 30, 2026 was $290 million higher than at December 31, 2025. The change in net plant primarily reflects an increase in electric ($128 million), gas ($92 million) and general ($96 million) plant balances, and construction work in progress ($40 million), offset by an increase in accumulated depreciation ($66 million).

Other noncurrent assets at September 30, 2026 were $53 million higher than at December 31, 2025. The change in other noncurrent assets primarily reflects an increase in regulatory assets ($42 million), other deferred charges and noncurrent assets ($7 million), and pension and retiree benefits ($6 million).

Current liabilities at September 30, 2026 were $139 million higher than at December 31, 2025. The change in current liabilities primarily reflects an increase in notes payable ($74 million), regulatory liabilities ($52 million), accounts payable ($31 million), offset in part by a decrease in accounts payable to affiliated companies ($13 million).

Noncurrent liabilities at September 30, 2026 were $71 million higher than at December 31, 2025. The change in noncurrent liabilities primarily reflects an increase in deferred income taxes and unamortized investment tax credits ($43 million), regulatory liabilities ($20 million), and other deferred credits and noncurrent liabilities ($10 million), offset in part by a decrease in fair value of derivative liabilities ($1 million).

Equity at September 30, 2026 was $198 million higher than at December 31, 2025. The change in equity primarily reflects net income for the nine months ended September 30, 2026 ($103 million) and capital contributions from Con Edison ($151 million) in 2026, offset in part by common stock dividends to Con Edison ($54 million) in 2026 and other comprehensive loss ($2 million).

Con Edison Transmission
Current assets at September 30, 2026 were $15 million higher than at December 31, 2025. The increase in current assets primarily reflects higher tax receivable associated with the sale of Con Edison Transmission's equity interest in MVP ($23 million), offset in part by lower cash and temporary cash investments ($7 million).

Investments at September 30, 2026 were $122 million lower than at December 31, 2025. The decrease in investments primarily reflects the sale of the equity interest in MVP ($168 million) offset in part by additional investment in and earnings from New York Transco ($46 million).

Current liabilities at September 30, 2026 were $16 million lower than at December 31, 2025. The decrease in current liabilities primarily reflects transaction costs associated with the sale of the equity interest in MVP that were settled in January 2026 ($16 million).

Noncurrent liabilities at September 30, 2026 were $87 million higher than at December 31, 2025. The change in noncurrent liabilities primarily reflects the increase in accumulated deferred income taxes ($75 million) and reversal of the regulatory asset for future income taxes ($11 million) related to the sale of the equity interest in MVP.

Equity at September 30, 2026 was $178 million lower than at December 31, 2025. The change in equity primarily reflects common stock dividends to Con Edison ($334 million), offset in part by net income for the nine months ended September 30, 2026 ($156 million).

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

In October 2026, CECONY and Con Edison Transmission completed the sale of their interests in Honeoye, a company that operates a gas storage facility in upstate New York, for $5 million in aggregate, of which approximately $1.5 million was attributed to CECONY, before certain closing adjustments and expenses.

During the first quarter of 2026, Con Edison Transmission completed the sale of its approximately 6.6 percent equity interest in MVP to the two founding members of MVP for total aggregate consideration of $357.5 million, before certain closing adjustments and expenses. See "Investment in Mountain Valley Pipeline, LLC (MVP)" in Note A.

Environmental Matters
Clean Energy Future
In October 2026, New York utilities, including CECONY and O&R, filed the Joint Utilities of New York Proactive Planning Cycle 1 Study Report with the NYSPSC pursuant to the NYSPSC's Proactive Planning Framework. The filing identifies electric system investments intended to support projected load growth associated with transportation electrification, building electrification, economic development and distributed energy resources. The filing includes eight proposed projects for CECONY at an estimated cost of $90 million and three proposed projects for O&R at an estimated cost of $96 million. The New York utilities requested authorization for the proposed projects and proposed recovery of approved project costs through a surcharge. The proposals are subject to approval by the NYSPSC.

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

Thermal Energy Networks
In October 2026, the NYSPSC issued an order addressing utility thermal energy network (UTEN) pilot projects. The NYSPSC authorized O&R’s Haverstraw West Loop project (West Loop), with authorized project costs capped at $50.1 million, less any non-ratepayer funding sources received, to advance to Stage 3 (Customer Enrollment and Construction). The NYSPSC authorized O&R to recover prudently incurred Stage 3 project costs for West Loop, as well as Stage 1 and 2 project costs for West Loop and another project that was not authorized to proceed, through an electric customer surcharge mechanism. Although the NYSPSC did not authorize CECONY's UTEN pilot projects to proceed to Stage 3, the NYSPSC authorized CECONY to defer for future rate recovery prudently incurred Stage 1 and Stage 2 development costs. As of September 30, 2026, CECONY and O&R had incurred approximately $21.2 million and $3.3 million, respectively, of Stage 1 and Stage 2 costs.

Superfund
Gowanus Canal
In July 2026, The City of New York asserted a crossclaim against CECONY and a counterclaim against National Grid NY under the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 in connection with the pending Gowanus Canal Superfund litigation initiated by National Grid NY in October 2024. The City of New York alleges that due to releases of hazardous substances from certain CECONY facilities, the City of New York is required to address contamination in the Gowanus Canal by constructing combined sewer overflow retention tanks and is seeking reimbursement of its costs and other relief from CECONY and National Grid NY. The City of New York alleges that it has incurred approximately $710 million in response costs as of the date of the filing and estimates that total project costs will be approximately $1,700 million. CECONY is unable to estimate its total exposure to liability for the Gowanus Canal Superfund Site.

Financial and Commodity Market Risks

The Companies are subject to various risks and uncertainties associated with financial and commodity markets. The most significant market risks include interest rate risk, commodity price risk and investment risk.

Interest Rate Risk
The Companies' interest rate risk primarily relates to new debt financing needed to fund capital requirements, including the capital expenditures of the Utilities and maturing debt securities, and variable-rate debt. Con Edison and its subsidiaries manage interest rate risk through the issuance of mostly fixed-rate debt with varying maturities and through opportunistic refinancing of debt. Con Edison and CECONY estimate that at September 30, 2026, a 10 percent increase in interest rates applicable to their variable rate debt would result in an increase in annual interest expense of $4 million and $2 million, respectively. Under CECONY’s current electric, gas and steam rate plans, variations in actual variable rate tax-exempt debt interest expense, including costs associated with the refinancing of the variable rate tax-exempt debt, are reconciled to levels reflected in rates.

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

Con Edison estimates that, as of September 30, 2026, a 10 percent decline in market prices would result in a decline in fair value of $207 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $187 million is for CECONY and $20 million is for O&R. As of September 30, 2025, Con Edison estimated that a 10 percent decline in market prices would result in a decline in fair value of $162 million for the derivative instruments used by the Utilities to hedge purchases of electricity and gas, of which $148 million is for CECONY and $14 million is for O&R. Con Edison expects that any such change in fair value would be largely offset by directionally opposite changes in the cost of the electricity and gas purchased.

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

The Companies’ current investment policy for pension plan assets includes investment targets of 20 to 24 percent equity securities, 55 to 65 percent debt securities and 14 to 22 percent alternatives. At September 30, 2026, the pension plan investments consisted of 22 percent equity securities, 60 percent debt securities and 18 percent alternatives.

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

Part II Other Information

Item 1: Legal Proceedings
For information about certain legal proceedings affecting the Companies, see "Other Regulatory Matters" in Note B and Notes G and H to the financial statements in Part I, Item 1 of this report and "Environmental Matters - Superfund" in Part I, Item 2 of this report, that is incorporated herein by reference.

Item 1A: Risk Factors
There were no material changes in the Companies’ risk factors compared to those disclosed in Item 1A of the Form 10-K.

Item 5: Other Information
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

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

Consolidated Edison, Inc.
Consolidated Edison Company of New York, Inc.

Date: November 5, 2026	By	/s/ Kirkland B. Andrews
Kirkland B. Andrews Senior Vice President, Chief Financial Officer and Duly Authorized Officer